Form 10-Q
period 2013-06-28
Mallinckrodt plc
filed 2013-08-12
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number : 001-35803
 _________________________________
Mallinckrodt public limited company
(Exact name of registrant as specified in its charter)
 _________________________________

Ireland	98-1088325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Damastown, Mulhuddart
Dublin 15, Ireland
(Address of principal executive offices) (Zip Code)

Telephone: +353 1 880-8180
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Ordinary shares, $0.20 par value - 57,697,184 shares as of July 31, 2013

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED COMBINED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$570.0	$516.3	$1,659.3	$1,543.1
Cost of sales	304.2	273.1	886.5	811.6
Gross profit	265.8	243.2	772.8	731.5

Selling, general and administrative expenses	166.9	137.2	474.4	411.3
Research and development expenses	44.8	35.2	122.4	107.5
Separation costs	44.2	7.2	70.6	17.4
Restructuring charges, net	11.3	5.0	17.9	10.5
Gain on divestiture	(0.8)	(0.8)	(2.2)	(2.2)
Operating income (loss)	(0.6)	59.4	89.7	187.0

Interest expense	(9.4)	(0.1)	(9.6)	(0.4)
Interest income	—	0.1	0.1	0.4
Other income, net	2.1	0.1	2.3	0.8
Income (loss) from continuing operations before income taxes	(7.9)	59.5	82.5	187.8

Provision for income taxes	19.8	24.4	55.9	73.8
Income (loss) from continuing operations	(27.7)	35.1	26.6	114.0

Loss from discontinued operations, net of income taxes	(0.2)	(1.9)	(1.3)	(5.6)

Net income (loss)	$(27.9)	$33.2	$25.3	$108.4

Basic and diluted earnings (loss) per share (note 4):
Income (loss) from continuing operations	$(0.48)	$0.61	$0.46	$1.98
Loss from discontinued operations	—	(0.03)	(0.02)	(0.10)
Net income (loss)	(0.48)	0.58	0.44	1.88

Basic and diluted weighted-average shares outstanding	57.7	57.7	57.7	57.7

See notes to condensed consolidated and combined financial statements.

MALLINCKRODT PLC
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income (loss)	$(27.9)	$33.2	$25.3	$108.4
Other comprehensive income (loss), net of tax
Currency translation adjustments	(6.6)	(11.1)	(14.8)	(11.3)
Unrecognized loss on derivatives	(3.4)	—	(7.4)	—
Unrecognized gain (loss) on benefit plans	3.6	2.8	1.9	(1.6)
Total other comprehensive loss, net of tax	(6.4)	(8.3)	(20.3)	(12.9)
Comprehensive income (loss)	$(34.3)	$24.9	$5.0	$95.5

See notes to condensed consolidated and combined financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED and COMBINED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 28, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$180.4	$—
Accounts receivable, less allowance for doubtful accounts of $4.5 and $9.4	324.3	291.1
Inventories	423.1	435.3
Deferred income taxes	140.6	119.9
Prepaid expenses and other current assets	78.7	31.0
Total current assets	1,147.1	877.3
Property, plant and equipment, net	977.9	945.2
Goodwill	532.0	507.5
Intangible assets, net	430.9	365.6
Other assets	224.3	179.0
Total Assets	$3,312.2	$2,874.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1.4	$1.3
Accounts payable	99.1	112.5
Accrued and other current liabilities	381.3	282.0
Total current liabilities	481.8	395.8
Long-term debt	918.5	8.9
Pension and postretirement benefits	161.6	189.6
Environmental liabilities	39.2	136.5
Deferred income taxes	241.1	73.7
Other income tax liabilities	140.7	19.4
Other liabilities	171.3	158.8
Total Liabilities	2,154.2	982.7
Commitments and contingencies (note 13)
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 57,694,885 issued and outstanding	11.5	—
Contributed surplus	1,086.7	—
Parent company investment	—	1,807.0
Accumulated other comprehensive income	59.8	84.9
Total Shareholders' Equity	1,158.0	1,891.9
Total Liabilities and Shareholders' Equity	$3,312.2	$2,874.6

See notes to condensed consolidated and combined financial statements.

MALLINCKRODT PLC
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	June 28, 2013	June 29, 2012
Cash Flows From Operating Activities:
Net income	$25.3	$108.4
Loss from discontinued operations, net of income taxes	1.3	5.6
Income from continuing operations	26.6	114.0
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	102.2	97.4
Share-based compensation	11.4	8.3
Deferred income taxes	7.5	6.7
Other non-cash items	(4.3)	(6.0)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(131.8)	31.8
Inventories	12.3	(53.6)
Accounts payable	(8.9)	(7.9)
Income taxes	39.8	60.5
Accrued and other liabilities	(30.9)	(55.5)
Other	(17.7)	8.5
Net cash provided by operating activities	6.2	204.2
Cash Flows From Investing Activities:
Capital expenditures	(110.5)	(102.3)
Acquisition, net of cash acquired	(88.1)	—
Other	0.1	0.7
Net cash (used in) investing activities	(198.5)	(101.6)
Cash Flows From Financing Activities:
Issuance of external debt	898.1	—
Repayment of capital leases	(1.0)	(1.0)
Debt financing costs	(12.0)	—
Excess tax benefit from share-based compensation	3.4	2.0
Net transfers to parent	(515.9)	(103.6)
Other	0.1	—
Net cash provided by (used in) financing activities	372.7	(102.6)
Effect of currency rate changes on cash	—	—
Net increase in cash and cash equivalents	180.4	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$180.4	$—

See notes to condensed consolidated and combined financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Contributed Surplus	Parent Company Investment	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value
Balance at September 28, 2012	—	$—	$—	$1,807.0	$84.9	$1,891.9
Net income	—	—	—	25.3	—	25.3
Currency translation adjustments	—	—	—	—	(14.8)	(14.8)
Change in derivatives, net of tax	—	—	—	—	(7.4)	(7.4)
Minimum pension liability, net of tax	—	—	—	—	1.9	1.9
Net transfers to parent	—	—	—	(515.9)	—	(515.9)
Separation related adjustments	—	—	—	(218.2)	(4.8)	(223.0)
Transfer of parent company investment to contributed surplus	—	—	1,098.2	(1,098.2)	—	—
Issuance of ordinary shares	57.7	11.5	(11.5)	—	—	—
Balance at Balance at June 28, 2013	57.7	$11.5	$1,086.7	$—	$59.8	$1,158.0

See notes to condensed consolidated and combined financial statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(unaudited, dollars in millions, expect per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc, and its subsidiaries (collectively, "Mallinckrodt" or "the Company"), is a global company that develops, manufactures, markets and distributes both branded and generic specialty pharmaceuticals, active pharmaceutical ingredients ("API") and diagnostic imaging agents. These products are found in almost every hospital, standalone diagnostic imaging center or pharmacy in the United States ("U.S.") and the Company has a direct sales presence in approximately 50 countries. The Company believes its extensive commercial reach and formulation expertise, coupled with its ability to deal with the highly regulated and technical nature of its business, have created compelling competitive advantages that it anticipates will sustain future revenue growth.
The Company conducts its business in the following two segments:

•
Specialty Pharmaceuticals produces and markets branded and generic pharmaceuticals and API, comprised of medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Global Medical Imaging develops, manufactures and markets contrast media and delivery systems ("CMDS") and radiopharmaceuticals (nuclear medicine).
Mallinckrodt plc was incorporated in Ireland on January 9, 2013 for the purpose of holding the Pharmaceuticals business of Covidien plc ("Covidien"). On June 28, 2013, Covidien shareholders of record received one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien held as of the record date, June 19, 2013, and the Pharmaceuticals business of Covidien was transferred to Mallinckrodt plc, thereby completing its legal separation from Covidien ("the Separation"). On July 1, 2013, Mallinckrodt plc began regular way trading on the New York Stock Exchange under the ticker symbol "MNK."

Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements reflect the consolidated financial position of the Company as an independent, publicly-traded company as of June 28, 2013, and as a combined reporting entity of Covidien, including operations relating to Covidien's Pharmaceuticals business, prior to June 28, 2013.
The unaudited condensed consolidated and combined financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of the unaudited condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated and combined financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data were derived from audited combined financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited condensed consolidated and combined financial statements should be read in conjunction with the Company's audited annual combined financial statements included in the information statement filed with the U.S. Securities and Exchange Commission ("the SEC") as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on July 1, 2013.
The Company's unaudited condensed combined financial statements for periods prior to June 28, 2013, including the three and nine months ended June 28, 2013, may not be indicative of its future performance and do not necessarily reflect the results of operations, financial position and cash flows that would have been had it operated as an independent, publicly-traded company during the periods presented, including as a result of changes in the Company's capitalization in connection with the Separation. The unaudited condensed combined financial statements for periods prior to June 28, 2013 include expense allocations for certain functions provided by Covidien, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and stock-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating expenses, headcount or other measures. The amounts allocated were $14.1 million and $13.1 million during the three months ended June 28, 2013 and June 29, 2012, respectively, and $39.6 million and $35.8 million during the nine months ended June 28, 2013 and June 29, 2012, respectively, and are included within selling, general and administrative expenses. Management considers the bases on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, the Company during the periods presented; however, the allocations may not reflect the expense the Company would have incurred as an independent, publicly-traded company. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company is unable to determine what those costs would have been had the Company been independent during the applicable periods. Following the Separation, the Company will perform these functions using its own resources or purchased services, certain of which may be provided by Covidien during a transitional period pursuant to a transition services agreement dated June 28, 2013, between Mallinckrodt and Covidien, particularly in relation to areas outside the U.S. The terms and prices on which such services are rendered may not be as favorable as those that were allocated to the Company by Covidien. The Company also may incur additional costs associated with being an independent, publicly-traded company. These additional anticipated costs are not reflected in the historical combined financial statements.
The unaudited condensed combined balance sheets prior to June 28, 2013 include certain assets and liabilities that have historically been recorded at the Covidien corporate level but are specifically identifiable or otherwise allocable to the Company. The cash and cash equivalents held by Covidien at the corporate level are not specifically identifiable to the Company and, as such, have not been allocated to the Company for periods prior to June 28, 2013. Covidien's debt and related interest expense have not been allocated to the Company since the Company is not the legal obligor of such debt and Covidien's borrowings were not directly attributable to the Company's business. Debt incurred by the Company directly has been included in the unaudited condensed combined financial statements. Intercompany transactions between the Company and Covidien have been included in the condensed combined financial statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the unaudited condensed combined statements of cash flows as a financing activity and in the unaudited condensed combined balance sheet as parent company investment.
Prior to June 28, 2013, Covidien's investment in the Pharmaceuticals business is shown as parent company investment in the unaudited condensed combined financial statements. On June 28, 2013, Covidien completed a distribution of one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien. Upon completion of the Separation, the Company had 57,694,885 ordinary shares outstanding at a par value of $0.20 per share. After Separation adjustments were recorded, the remaining parent company investment balance, which includes all earnings prior to the Separation, was transferred to contributed surplus.
Under Irish law, the Company can only pay dividends and repurchase shares out of distributable reserves, as discussed further in the Company's information statement filed with the SEC as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on July 1, 2013. Upon completion of the Separation, the Company did not have any distributable reserves. On July 22, 2013, the Company filed a petition with the High Court of Ireland seeking the court's confirmation of a reduction of the Company's share premium so that it can be treated as distributable for the purposes of Irish law. Net income subsequent to the Separation will be included in retained earnings and will be included in distributable reserves.

Preferred Shares
Mallinckrodt is authorized to issue 500,000,000 preferred shares, par value of $0.20 per share, none of which were issued and outstanding at June 28, 2013 or September 28, 2012. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to these shares may be determined by Mallinckrodt's board of directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preferred shares then outstanding would, if issued on such terms that they carry a preferential distribution entitlement on liquidation, be entitled to payment to them of the amount for which the preferred shares were subscribed and any unpaid dividends prior to any payment to the ordinary shareholders.

Preferred Share Purchase Rights
Pursuant to the rights agreement entered into on June 28, 2013 with Computershare Trust Company, N.A., as the Rights Agent ("the Rights Agreement"), the Company issued one preferred share purchase right (collectively, "the Rights") for each outstanding ordinary share of the Company to shareholders of record on July 9, 2013. The Rights will not be exercisable until ten days after the public announcement that a person or group has become an "Acquiring Person" by obtaining beneficial ownership of 10% or more of the outstanding ordinary shares of Mallinckrodt plc. The Rights will expire on June 28, 2014. The Rights Agreement and the Rights are discussed further in the Company's Form 8-A filed with the SEC on July 1, 2013.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of September. The third fiscal quarters of 2013 and 2012 ended on June 28, 2013 and June 29, 2012, respectively. Fiscal 2012 consisted of 52 weeks and ended on September 28, 2012. Unless otherwise indicated, the three and nine months ended June 28, 2013 refer to the thirteen and thirty-nine week periods ended June 28, 2013 and the three and nine months ended June 29, 2012 refer to the thirteen and thirty-nine week periods ended June 29, 2012.

Recently Issued Accounting Standards
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11 in December 2011, "Disclosures about Offsetting Assets and Liabilities," which was clarified in January 2013 by ASU 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This guidance provides new disclosure requirements about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a netting agreement, to enable users of financial statements to understand the effects or potential effects of those arrangements on an entity's financial position. The guidance is effective for the Company in the first quarter of fiscal 2014. The Company is still assessing the impact of the pronouncement but does not expect it will have a material impact on its financial condition, results of operations and cash flows.
FASB issued ASU 2013-02, "Reporting Amounts Classified out of Accumulated Other Comprehensive Income," in February 2013. This guidance requires an entity to present, either on the face of the statement of income or separately in the notes to the financial statements, the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income, if those amounts are required to be reclassified to net income in their entirety in the same reporting period. For other amounts not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance is effective for the Company in the first quarter of fiscal 2014. The Company is still assessing the impact of the pronouncement but does not expect it will have a material impact on its financial condition, results of operations and cash flows.
FASB issued ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date," in February 2013. This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. An entity is required to measure those obligations as the sum of the amount the entity has agreed to pay on the basis of its arrangement among its co-obligors, and any additional amounts it expects to pay on behalf of its co-obligors. The guidance also requires the entity to disclose the nature and amount of those obligations. The guidance is effective for the Company in the first quarter of fiscal 2015. The Company is still assessing the impact of the pronouncement but does not expect it will have a material impact on its financial condition, results of operations and cash flows.

2.	Acquisitions
CNS Therapeutics
On October 1, 2012, the Company's Specialty Pharmaceuticals segment acquired all the outstanding equity of CNS Therapeutics, Inc. ("CNS Therapeutics"), a specialty pharmaceuticals company focused on developing and commercializing intrathecal products for site-specific administration to the central nervous system to treat neurological disorders and intractable chronic pain, for total consideration of $95.0 million. The total consideration was comprised of an upfront cash payment of $88.1 million (net of cash acquired of $3.6 million) and the fair value of contingent consideration of $6.9 million. This contingent consideration, which could potentially total a maximum of $9.0 million, is discussed further in note 15. The acquisition of CNS Therapeutics expanded the Company's branded pharmaceuticals portfolio and supports the Company's strategy of leveraging its therapeutic expertise and core capabilities in manufacturing, regulatory and commercialization to serve patients. With the acquisition, the Company now offers products for use in the management of severe spasticity of cerebal or spinal origin with a research and development pipeline of additional presentations and strengths and pain products for intrathecal administration.

The following amounts represent the final allocation of the fair value of the identifiable assets acquired and liabilities assumed:

Current assets (1)	$13.3
Intangible assets	91.9
Goodwill (non-tax deductible) (2)	24.5
Total assets acquired	129.7
Current liabilities	4.0
Deferred tax liabilities (non-current)	27.1
Contingent consideration (non-current)	6.9
Total liabilities assumed	38.0
Net assets acquired	$91.7

(1)	This amount includes $3.3 million of accounts receivable, which is also the gross contractual value. As of the acquisition date, the fair value of accounts receivable approximated carrying value.

(2)	Goodwill relates to the Company's ability to exploit CNS Therapeutics' technologies.

The following reconciles the total consideration to net assets acquired:

Total consideration	$95.0
Plus cash assumed in acquisition	3.6
Less: contingent consideration	(6.9)
Net assets acquired	$91.7

Intangible assets acquired consist of the following:

	Amount	Weighted-Average Amortization Period
Completed technology	$73.1	13 years
Trademark	0.2	3 years
In-process research and development	18.6	Non-Amortizable
	$91.9

The in-process research and development projects primarily relate to certain intrathecal pain products. As of the date of acquisition, these pain products were in various stages of development, with further development, testing, clinical trials and regulatory submission required in order to bring them to market. At the acquisition date, the total cost to complete these products was estimated to be approximately $18.0 million. The Company expects that regulatory approvals will occur between 2015 and 2018. The valuation of the in-process research and development was determined using, among other factors, appraisals primarily based on the discounted cash flow method. The cash flows were discounted at a 35% rate, which was considered commensurate with the risks and stages of development of the pain products. Future residual cash flows that could be generated from the products were determined based upon management's estimate of future revenue and expected profitability of the products. These projected cash flows were then discounted to their present values taking into account management's estimate of future expenses that would be necessary to bring the products to completion.
The unaudited condensed combined statements of income for the three and nine months ended June 28, 2013 contained $7.5 million and $20.8 million, respectively, of net sales of intrathecal products added to our portfolio from the CNS Therapeutics acquisition. Acquisition and integration costs included in the periods presented were not material. The Company does not believe that the results of operations for the periods presented would have been materially different had the acquisition taken place on October 1, 2011.

3.	Restructuring and Related Charges
During fiscal 2011 and fiscal 2009, Covidien launched restructuring programs designed to improve its cost structure, which also applied to its Pharmaceuticals business. The 2009 program is substantially completed. The Company expects to incur charges under the 2011 program as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of fiscal 2014.
Net restructuring and related charges by segment are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Specialty Pharmaceuticals	$7.0	$2.3	$13.6	$10.2
Global Medical Imaging	5.1	4.1	6.4	7.1
Restructuring and related charges, net	12.1	6.4	20.0	17.3
Less: accelerated depreciation	(0.8)	(1.4)	(2.1)	(6.8)
Restructuring charges, net	$11.3	$5.0	$17.9	$10.5

Net restructuring and related charges are comprised of the following:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
2011 Covidien program	$11.6	$6.3	$18.8	$17.1
2009 Covidien program	0.2	0.1	0.1	0.2
Acquisitions	0.3	—	1.1	—
Total programs	12.1	6.4	20.0	17.3
Less: non-cash charges, including accelerated depreciation	(0.7)	(1.5)	(2.1)	(6.9)
Total charges expected to be settled in cash	$11.4	$4.9	$17.9	$10.4

The following table summarizes cash activity for restructuring reserves, substantially all of which relates to employee severance and benefits under the 2011 Covidien program:

Balance at September 28, 2012	$8.9
Charges	20.0
Changes in estimate	(2.1)
Cash payments	(9.7)
Reclassifications (1)	(1.0)
Balance at June 28, 2013	$16.1

(1)
Represents the reclassification of pension and other postretirement benefits from restructuring reserves to pension and postretirement obligations, and the transfer of certain restructuring liabilities in conjunction with the Separation.

Net restructuring and related charges, including associated asset impairments, incurred cumulative to date related to the 2011 Covidien program are as follows:

Specialty Pharmaceuticals	$29.7
Global Medical Imaging	20.0
$49.7

Substantially all of the restructuring reserves are included in accrued and other current liabilities on the Company's unaudited condensed consolidated and combined balance sheets.

4.	Earnings (Loss) per Share
The computations of basic and diluted earnings (loss) per share for all periods presented in the unaudited condensed combined statements of income are calculated using the number of ordinary shares of Mallinckrodt outstanding on June 28, 2013, immediately following the distribution of one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien. The dilutive effect of the Company's share-based awards that were issued as a result of the conversion of Covidien share-based awards with the Separation, as well as for future Company grants, will be included in the computation of diluted earnings per share in periods subsequent to June 28, 2013.

5.	Inventories
Inventories are comprised of the following at the end of each period:

	June 28, 2013	September 28, 2012
Raw materials and supplies	$67.8	$74.1
Work in process	188.9	184.7
Finished goods	166.4	176.5
Inventories	$423.1	$435.3

6.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Specialty Pharmaceuticals	Global Medical Imaging	Total
Goodwill at September 28, 2012	$287.8	$219.7	$507.5
Acquisitions	24.5	—	24.5
Goodwill at June 28, 2013	$312.3	$219.7	$532.0

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	June 28, 2013		September 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$449.2	$190.9	$376.1	$173.7
Licenses	191.1	76.3	191.1	67.1
Trademarks	7.9	3.7	7.7	3.5
Total	$648.2	$270.9	$574.9	$244.3
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	18.6		—
Total	$53.6		$35.0

Intangible asset amortization expense was $8.9 million and $6.8 million during the three months ended June 28, 2013 and June 29, 2012, respectively, and $26.6 million and $20.3 million during the nine months ended June 28, 2013 and June 29, 2012, respectively. The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of fiscal 2013	$8.8
Fiscal 2014	35.4
Fiscal 2015	35.4
Fiscal 2016	35.3
Fiscal 2017	33.9

7.	Property, Plant and Equipment

The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	June 28, 2013	September 28, 2012
Property, plant and equipment, gross	$1,826.5	$1,751.4
Less: accumulated depreciation	(848.6)	(806.2)
Property, plant and equipment, net	$977.9	$945.2

Depreciation expense for property, plant and equipment was $25.3 million and $24.5 million during the three months ended June 28, 2013 and June 29, 2012, respectively, and $72.8 million and $74.5 million during the nine months ended June 28, 2013 and June 29, 2012, respectively.

8.	Debt
Debt was comprised of the following at the end of each period:

	June 28, 2013	September 28, 2012
Current maturities of long-term debt:
Capital lease obligation	$1.3	$1.3
Note payable	0.1	—
Total current debt	1.4	1.3
Long-term debt:
3.50% notes due April 2018	299.9	—
4.75% notes due April 2023	598.1	—
7.00% debentures due December 2013 (1)	—	5.8
8.00% debentures due March 2023 (2)	8.0	—
9.50% debentures due May 2022 (2)	10.4	—
Capital lease obligation	2.1	3.1
Total long-term debt	918.5	8.9
Total debt	$919.9	$10.2

(1)	Under the terms of the separation and distribution agreement entered into with Covidien on June 28, 2013, the 7.00% debentures due December 2013 were retained by Covidien.

(2)
Under the terms of the separation and distribution agreement entered into with Covidien on June 28, 2013, the 8.00% and 9.50% debentures due in March 2023 and May 2022, respectively, were transferred to the Company.

In November 2012, Mallinckrodt International Finance S.A. ("MIFSA") was formed as a wholly-owned subsidiary of Covidien in connection with the Separation. MIFSA is a holding company established to own, directly or indirectly, substantially all of the operating subsidiaries of the Company, to issue debt securities and to perform treasury operations. At the time of the Separation, MIFSA became a wholly-owned subsidiary of the Company.
In March 2013, MIFSA entered into a $250 million five-year senior unsecured revolving credit facility that matures in June 2018 ("the Credit Facility"). Borrowings under the Credit Facility will initially bear interest at LIBOR plus 1.50% per annum (subject to adjustment pursuant to a ratings-based pricing grid). The Credit Facility contains a $150 million letter of credit sublimit. The Credit Facility is subject to an initial annual facility fee of 0.25%, which is also subject to adjustment pursuant to a ratings-based pricing grid, and the fee applied to outstanding letters of credit is based on the interest rate applied to borrowings. The Credit Facility agreement contains customary affirmative and negative covenants, including a financial maintenance covenant that limits the Company's ratio of debt to earnings before interest, income taxes, depreciation and amortization, as adjusted for certain items, and another financial maintenance covenant that requires the Company's ratio of earnings before interest, income taxes, depreciation and amortization, as adjusted for certain items, to interest expense to exceed certain thresholds. Other nonfinancial covenants restrict, among other things, the Company's ability to create liens, the ability of the non-guarantor subsidiaries to incur additional indebtedness and the ability of the Company to merge or consolidate with any other person or sell or convey certain of its assets to any one person. MIFSA was not permitted to draw upon the Credit Facility until certain conditions were met, including completion of the Separation and Mallinckrodt plc's guaranty of MIFSA's obligations under the Credit Facility. These conditions have been satisfied as of June 28, 2013; however, there were no borrowings or letters of credit outstanding under the Credit Facility at that time.
In April 2013, MIFSA issued $300 million aggregate principal amount of 3.50% senior unsecured notes due April 2018 and $600 million aggregate principal amount of 4.75% senior unsecured notes due April 2023 (collectively, "the Notes"). Mallinckrodt plc has fully and unconditionally guaranteed the Notes on an unsecured and unsubordinated basis as of the completion of the Separation. The Notes are subject to an indenture which contains covenants limiting the ability of MIFSA, its restricted subsidiaries (as defined in the Notes) and Mallinckrodt plc, as guarantor, to incur certain liens or enter into sale and lease-back transactions. It also restricts Mallinckrodt plc and MIFSA's ability to merge or consolidate with any other person or sell or convey all or substantially all of their assets to any one person. MIFSA may redeem all of the Notes at any time, and some of the Notes from time to time, at a redemption price equal to the principal amount of the Notes redeemed plus a make-whole premium. MIFSA will pay interest on the Notes semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2013. The net proceeds to MIFSA from the issuance and sale of the Notes was $889.3 million, the majority of which was retained by Covidien per the terms of the separation and distribution agreement entered into with Covidien on June 28, 2013 ("the Separation and Distribution Agreement"). The Notes were issued and sold in a private placement; however, MIFSA is required to register the Notes with the SEC within one year of the issuance of the Notes.
As of June 28, 2013, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its Credit Agreement, the Notes and its other debt agreements.

9.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$1.2	$1.3	$3.6	$3.9
Interest cost	4.6	5.4	13.7	16.1
Expected return on plan assets	(7.4)	(6.2)	(22.1)	(18.5)
Amortization of net actuarial loss	3.0	2.9	9.0	8.7
Amortization of prior service cost	0.1	0.2	0.4	0.5
Plan settlements loss	5.4	—	5.4	—
Net periodic benefit cost	$6.9	$3.6	$10.0	$10.7

During the nine months ended June 28, 2013, Covidien made a $37.5 million voluntary contribution to the Company's pension plans. The Company does not currently expect to make any further contributions during fiscal 2013.

The net periodic benefit credit for postretirement benefit plans for the three months ended June 28, 2013 and June 29, 2012 was $1.6 million and $1.5 million, respectively, and for the nine months ended June 28, 2013 and June 29, 2012 was $4.7 million and $4.4 million, respectively. The components of the credit were not material.

10.	Share Plans
Total share-based compensation cost was $4.6 million and $2.6 million for the three months ended June 28, 2013 and June 29, 2012, respectively, and was $11.4 million and $8.3 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. These amounts are generally included within selling, general and administrative expenses in the unaudited condensed combined statements of income; however, the incremental fair value associated with the conversion of Covidien equity awards into Mallinckrodt equity awards discussed below is included in separation costs.

Conversion of Covidien Equity Awards
Prior to the Separation, all employee incentive equity awards were granted by Covidien. At the time of Separation, the restricted share units and share options granted to Mallinckrodt employees prior to June 28, 2013 were converted into restricted share units and share options, respectively, of Mallinckrodt, and all of the performance share awards granted to Mallinckrodt employees were converted into restricted share units of Mallinckrodt (collectively, "the Conversion"). Mallinckrodt incentive equity awards issued upon completion of the Conversion and the related weighted-average grant date fair value is presented below:

	Awards	Weighted-Average Grant-Date Fair Value
Share options	2,399,822	$7.96
Restricted share units	552,305	36.09

Share Options
A summary of the status of the Company's share option awards upon completion of the Conversion on June 28, 2013 is presented below:

	Shares Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 28, 2013	2,399,822	$35.94	3.8	$22.9
Exercisable at June 28, 2013	550,097	30.94	2.4	8.0

The Conversion resulted in a modification of the previously issued share option awards. The Company compared the aggregate fair value of the awards immediately before and immediately after the Separation. Generally, the fair value of the awards immediately after the Separation was higher than the awards immediately before, primarily due to the elimination of Covidien's dividend yield assumption and the Company's higher volatility as compared to Covidien. The incremental fair value for vested awards was recognized immediately within separation costs, as the incremental fair value is directly attributable to the Separation, and the fair value for unvested awards will be recognized on a straight-line basis over the remaining vesting period of the applicable awards, also within separation costs.

The weighted-average assumptions used in the Black-Scholes pricing model for determining the fair value of the share option awards immediately before and immediately after the Separation were as follows:

	Pre- Separation	Post- Separation
Expected share price volatility	26%	32%
Risk-free interest rate	0.99%	0.99%
Expected annual dividend per share	1.65%	—
Expected life of options (in years)	3.8	3.8
Fair value per option	$18.04	$16.51
Share option awards	1,745,258	2,399,822

Restricted Share Unit Awards
The Conversion resulted in a modification of the previously issued restricted share unit awards. The Company compared the aggregate fair value of the awards immediately before and immediately after the Separation. The Conversion did not result in incremental fair value.

Performance Share Unit Awards
The Conversion resulted in a modification of the previously issued performance share unit awards. The Company compared the aggregate fair value of the awards immediately before and immediately after the Separation. The fair value of the awards was higher after the Conversion as the performance factor utilized to convert the award was higher than what had previously been estimated. The incremental fair value was recognized immediately within separation costs for the service period to date and the remaining incremental fair value will be recognized over the remaining vesting period, also within separation costs.

11.	Related Party Transactions
Prior to the completion of the Separation on June 28, 2013, the Company was part of Covidien and, as such, transactions between Covidien and the Company were considered related party transactions. As discussed in note 1, these intercompany transactions are included in the unaudited condensed combined financial statements and were considered to be effectively settled for cash at the time the transaction was recorded. The continuing relationship between Covidien and the Company is primarily governed through agreements entered into as part of the Separation. The Separation and Distribution Agreement, tax matters agreement and transition services agreement were filed with the SEC as Exhibits 2.1, 10.1 and 10.3, respectively, to the Company's Current Report on Form 8-K filed on July 1, 2013. The following discusses the related party transactions and those agreements.

Related Party Sales and Purchases
During the three months ended June 28, 2013 and June 29, 2012, the Company sold inventory to Covidien in the amount of $13.5 million and $14.9 million, respectively, which is included in net sales in the unaudited condensed combined statements of income. During the nine months ended June 28, 2013 and June 29, 2012, the Company sold inventory to Covidien in the amount of $39.4 million and $42.8 million, respectively. The Company also purchases inventories from Covidien. The Company recognized cost of sales from these inventory purchases of $9.6 million and $8.1 million during the three months ended June 28, 2013 and June 29, 2012, respectively, and $31.6 million and $25.1 million during the nine months ended June 28, 2013 and June 29, 2012, respectively. As of June 28, 2013 and September 28, 2012, the aggregate amount of inventories purchased from Covidien that remained on the Company's unaudited condensed consolidated and combined balance sheets was $8.1 million and $4.5 million, respectively.

Allocated Expenses
As discussed in note 1, the unaudited condensed combined financial statements for periods prior to June 28, 2013 include expense allocations for certain functions provided by Covidien, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and share-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating expenses, headcount or other measures. The amounts allocated were $14.1 million and $13.1 million during the three months ended June 28, 2013 and June 29, 2012, respectively, and $39.6 million and $35.8 million during the nine months ended June 28, 2013 and June 29, 2012, respectively, and are included within selling, general and administrative expenses.

Balance Sheet Impacts
Prior to the Separation, intercompany transactions between the Company and Covidien were considered to be effectively settled for cash at the time the transaction was recorded and were presented within parent company investment in the unaudited condensed combined balance sheet. However, at the completion of the Separation on June 28, 2013, certain transactions remained unsettled and were reclassified from parent company investment and included within the assets and liabilities of the Company. The condensed consolidated balance sheet as of June 28, 2013 includes $22.3 million of amounts due to the Company from Covidien, within prepaid expenses and other current assets, and $61.9 million of amounts the Company owes Covidien, included within accrued and other liabilities.
In connection with the Separation, the Company recorded separation related adjustments within parent company investment, which represent transfers of certain assets and liabilities with Covidien pursuant to the Separation and Distribution Agreement. The Company has used available information to develop its best estimates for certain assets and liabilities related to the Separation. In limited instances, final determination of the balances will be made in subsequent periods. Any adjustments, if necessary, are not expected to be material and will be recorded through shareholders' equity in subsequent periods when determined.

Separation and Distribution Agreement
On June 28, 2013, the Company entered into a Separation and Distribution Agreement and other agreements with Covidien to effect the Separation and provide a framework for the Company's relationships with Covidien after the Separation. These agreements govern the relationship between Mallinckrodt and Covidien subsequent to the Separation and provide for the assignment to Mallinckrodt of certain of Covidien's assets, liabilities and obligations attributable to periods prior to the Separation.
In general, each party to the Separation and Distribution Agreement assumed liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and will indemnify the other party for any liability to the extent arising out of, or resulting from, such assumed or retained legal matters.
The Separation and Distribution Agreement provided for the initial cash capitalization of Mallinckrodt in the amount of approximately $168 million at June 28, 2013. The Separation and Distribution Agreement also provided for an adjustment payment to compensate either Mallinckrodt or Covidien, as applicable, to the extent that the aggregate of the Company's cash, indebtedness and specified working capital accounts as of June 28, 2013 ("the Distribution Date"), as well as the capital expenditures made with respect to the Company's business during fiscal 2013 through the Distribution Date, deviates from a target. The target was calculated pursuant to a formula set forth in the Separation and Distribution Agreement, which assumed the Distribution Date would be June 28, 2013, that the Pharmaceuticals business was conducted in the ordinary course through that date and that the Company would have approximately $168 million of cash upon completion of the distribution. The Separation and Distribution Agreement also provided that an adjustment payment will only be payable if the amount of the adjustment payment exceeds $20 million (in which case the entire amount will be paid).

Tax Matters Agreement
In connection with the Separation, Mallinckrodt entered into a tax matters agreement ("the Tax Matters Agreement") with Covidien that generally will govern Covidien's and Mallinckrodt's respective rights, responsibilities and obligations after the Separation with respect to certain taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of Mallinckrodt shares to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the U.S. Internal Revenue Code, or other applicable tax law, or any failure of certain internal transactions undertaken in anticipation of the distribution to qualify for tax-free or tax-favored treatment under the applicable tax law. The Company expects, with certain exceptions, to be responsible for the payment of all taxes attributable to Mallinckrodt or its subsidiaries for taxable periods beginning on or after September 29, 2012. For periods prior to September 29, 2012, the Company is subject to a $200 million liability limitation, net of any benefits, as prescribed by the Tax Matters Agreement. To the extent that the Company's liability for such taxes, net of any tax benefits, does not exceed $200 million, it may be responsible for additional taxes attributable to periods prior to September 29, 2012, taxes related to the Separation and a percentage of any taxes arising from the Separation failing to qualify for tax-free or tax-favored treatment through no fault of Covidien or the Company. The Tax Matters Agreement also assigns rights and responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records, tax reporting practices and conduct of audits, examinations or similar proceedings. In addition, the Tax Matters Agreement provides for cooperation and information sharing with respect to tax matters.
The Tax Matters Agreement also contains restrictions on the Company's ability to take actions without Covidien's consent that could cause the Separation or certain internal transactions undertaken in anticipation of the Separation to fail to qualify as tax-free or tax-favored transactions under applicable tax law. These transactions include, but are not limited to, entering into, approving or allowing any transaction that results in a change in ownership of more than 35% of Mallinckrodt's shares; any merger, consolidation, scheme of arrangement, liquidation or partial liquidation, or any approval or allowance of such transaction with respect to certain of the Company's subsidiaries; the cessation or transfer of certain business activities; the sale, issuance or other disposition of any equity interest in certain of the Company's subsidiaries; a sale or other disposition of a substantial portion of the Company's assets or a substantial portion of the assets of certain of the Company's subsidiaries; extraordinary distributions by or to certain of the Company's subsidiaries; or engaging in certain internal transactions. These restrictions will all apply for the two-year period after the Separation and in some cases will apply for periods as long as five years following the Separation. Any taxes imposed on the other party attributable to certain post-distribution actions taken by or in respect of the responsible party or its shareholders that result in failure of the Separation or internal transactions to qualify as tax-free or tax-favored transactions are the responsibility of the party at fault, regardless of whether the actions occur more than two years after the distribution, or whether Covidien consents to such actions. Any actions of the Company or its shareholders that directly give rise to additional taxes are not subject to the $200 million threshold noted previously.

Transition Services Agreement
Mallinckrodt and Covidien entered into a transition services agreement in connection with the Separation pursuant to which Mallinckrodt and Covidien will provide each other, on an interim and transitional basis, various services including, but not limited to, treasury administration, information technology services, non-exclusive distribution and importation services for our products in certain countries outside the U.S., regulatory, general administrative services and other support services. The agreed-upon charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs and expenses, and include a predetermined profit margin.

12.	Guarantees
In disposing of assets or businesses, the Company has historically provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. Except as discussed below, the Company generally does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on its financial condition, results of operations and cash flows.
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated and combined balance sheets at both June 28, 2013 and September 28, 2012 was $22.4 million, of which $18.3 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at June 28, 2013 and September 28, 2012. As of June 28, 2013, the maximum future payments the Company could be required to make under these indemnification obligations was $75.5 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $23.5 million and $24.5 million remained in other assets on the unaudited condensed consolidated and combined balance sheets at June 28, 2013 and September 28, 2012, respectively.
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in note 13. In addition, the Company is liable for product performance; however in the opinion of management, such obligations will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.
The Company is required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating its ability to fund the decommissioning of its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though the Company does not intend to close this facility. The Company has provided this financial assurance in the form of a $58.0 million surety bond.
In addition, as of June 28, 2013, the Company had a $21.1 million letter of credit to guarantee decommissioning costs associated with its Saint Louis, Missouri plant. As of June 28, 2013, the Company had various other letters of credit and guarantee and surety bonds totaling $27.3 million.
In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility of the obligations and liabilities of the Company's business with the Company and financial responsibility for the obligations and liabilities of Covidien's remaining business with Covidien, among other indemnities.

13.	Commitments and Contingencies
The Company is subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described below. The Company believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, the Company is of the opinion that their ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Governmental Proceedings
On January 7, 2009, the Company received a subpoena from the U.S. Attorney's Office for the Northern District of California requesting production of documents relating to the sales and marketing of its Tofranil-PM™, Restoril™ and Magnacet products. In June 2013, the Company agreed to settlement terms in this proceeding providing for a cash payment by the Company of $3.5 million, which is consistent with the Company's previously established accrual.
On November 30, 2011 and October 22, 2012, the Company received subpoenas from the U.S. Drug Enforcement Administration requesting production of documents relating to its suspicious order monitoring programs. The Company is complying as required by the terms of the subpoenas. While it is not possible at this time to determine with certainty the outcome of these proceedings, the Company believes that the ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.

Patent/Antitrust Litigation
Tyco Healthcare Group LP, et al. v. Mutual Pharmaceutical Company, Inc. The Company filed a patent infringement suit in the U.S. District Court for the District of New Jersey against Mutual Pharmaceutical Co., Inc., et al. (collectively, "Mutual") on March 20, 2007 pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984, after Mutual submitted an Abbreviated New Drug Application to the U.S. Food and Drug Administration ("FDA") seeking to sell a generic version of the Company's 7.5 mg Restoril™ sleep aid product. Mutual also filed antitrust and unfair competition counterclaims. The patents at issue have since expired or been found invalid. On January 18, 2013, the trial court issued an opinion and order granting the Company's motion for summary judgment regarding Mutual's antitrust and unfair competition counterclaims. On May 1, 2013, Mutual appealed this decision to the U.S. Court of Appeals for the Federal Circuit. While it is not possible at this time to determine with certainty the ultimate outcome of the counterclaims, the Company believes that the final resolution of the claims will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Pricing Litigation
Two cases were brought against the Company that allege generally that the Company and numerous other pharmaceuticals companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid, resulting in overpayment by state Medicaid programs for those drugs. These cases, brought by state Attorneys General in Utah and Louisiana, generally seek monetary damages and attorneys' fees. The Company is named as a defendant in State of Utah v. Actavis US, Inc., et al. filed May 8, 2008, which is pending in the Third Judicial Circuit of Salt Lake County, Utah and in State of Louisiana v. Abbott Laboratories Inc., et al. filed November 3, 2010, which was pending in the 19th Judicial District, Parish of East Baton Rouge, Louisiana. In May 2013, the Company agreed to terms of settlement with the Attorney General for the State of Louisiana resolving all claims in State of Louisiana v. Abbott Laboratories Inc., et al. The settlement did not have a material impact on the Company's unaudited condensed consolidated and combined financial statements. The Utah case is pending and the Company intends to contest that case and to explore other options as appropriate. While it is not possible at this time to determine with certainty the outcome of the case, the Company believes that the ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of June 28, 2013, it was probable that it would incur remedial costs in the range of $48.1 million to $85.6 million. The Company concluded that, as of June 28, 2013, the best estimate within this range was $48.2 million, of which $9.0 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at June 28, 2013.
Orrington, Maine. The Company was a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. As such, the Company was responsible for the costs of completing an environmental site investigation required by the U.S. Environmental Protection Agency ("EPA") and the Maine Department of Environmental Protection. Further information and details on the history of the case can be found in the information statement filed with the SEC as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on July 1, 2013. The Company estimated that, as of September 28, 2012, the cost to comply with the proposed remediation alternatives at this site ranged from $95.8 million to $170.3 million. At September 28, 2012, estimated future investigation and remediation costs of $95.8 million were accrued for this site.
In accordance with the Separation and Distribution Agreement, this liability was retained by Covidien, and, therefore, this liability was removed from environmental liabilities as of June 28, 2013, the date the Separation was completed. As the Company no longer manages this case, it will not continue to update its status for further developments.
Penobscot River and Bay. Since April 2000, the Company had been involved in the lawsuit, Maine People's Alliance and Natural Resources Defense Council, Inc. v. HoltraChem Manufacturing Company, LLC and Mallinckrodt US LLC, filed in the U.S. District Court for the District of Maine by the Natural Resources Defense Council and the Maine People's Alliance. Plaintiffs sought an injunction requiring the Company to conduct extensive studies of mercury contamination of the Penobscot River and Bay and options for remediating such contamination, and to perform appropriate remedial activities, if necessary. Further information and details on the history of this case can be found in the information statement filed with the SEC as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on July 1, 2013.
In accordance with the Separation and Distribution Agreement, this liability was retained by Covidien, and, therefore, this liability was removed from environmental liabilities as of June 28, 2013, the date the Separation was completed. As the Company no longer manages this case, it will not continue to update its status for further developments.

Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. The Company is a successor in interest to International Minerals and Chemicals Corporation ("IMC"). Between 1967 and 1982, IMC leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the Department of Justice, the U.S. Department of the Interior and the EPA (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordnance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the Site, to compel General Dynamics to perform the remedial investigation and feasibility study ("RI/FS") for the AUS Operable Unit. General Dynamics negotiated an Administrative Order on Consent with the Government Agencies to conduct an extensive RI/FS at the Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that the Company is jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for alleged contamination of soils and groundwater resulting from historic operations, and has threatened to file a contribution claim against the Company and other parties for recovery of its costs incurred in connection with the RI/FS activities being conducted at the AUS Operable Unit. The Company and other PRPs who received demand letters from General Dynamics have explored settlement alternatives, but have not reached settlement to date. The Company and other PRPs are awaiting completion of the RI/FS by General Dynamics before the initiation of formal PRP negotiations to address resolution of these alleged claims. While it is not possible at this time to determine with certainty the ultimate outcome of this case, the Company believes that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.
Mallinckrodt Veterinary, Inc., Millsboro, Delaware. The Company previously operated a plant in Millsboro, Delaware ("the Millsboro Site") that manufactured various animal healthcare products. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third party near the Millsboro Site. The Company, and other former owners, assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA. The Company and other PRPs entered into an Administrative Order on Consent with the EPA on May 10, 2010, which was subsequently amended in November 2010 and January 2011, to investigate the potential source of TCE contamination and to evaluate options to abate, mitigate and/or eliminate the release or threat of release of hazardous substances at the Millsboro Site. The Company, along with other parties, continues to conduct the studies and prepare remediation plans in accordance with the amended Administrative Order on Consent. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. The Company is one of several companies named as defendants in five tort complaints (McClurg, et al. v. MI Holdings, Inc., et al., filed February 28, 2012; Adams, et al. v. MI Holdings, Inc., et al., filed April 10, 2012, Steinmann et al. v. MI Holdings, Inc., et al., filed October 23, 2012, Schneider, et al. v. MI Holdings, Inc., et al., filed April 19, 2013 and Vorce v. MI Holdings, Inc., et al., filed June 18, 2013) with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri. These cases allege personal injury for alleged exposure to radiological substances present in Coldwater Creek in Missouri. Plaintiffs lived in various locations in Saint Louis County, Missouri near Coldwater Creek. Radiological residues which may have been present in the creek have been remediated by the U.S. Army Corps of Engineers. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. The Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual issues to be resolved. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes that the final resolution of all known claims will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Products Liability Litigation
The Company is one of four manufacturers of Gadolinium-Based Contrast Agents, such as the Company's Optimark™ product, involved in litigation alleging that administration of these agents causes development of nephrogenic systemic fibrosis in a small number of patients with advanced renal impairment. In May 2013, the Company agreed to terms of settlement with the plaintiffs in all of its previously disclosed lawsuits involving its Optimark™ product. These settlements resolved cases that were included in federal multi-district litigation pending in the U.S. District Court for the Northern District of Ohio (In re Gadolinium-Based Contrast Agents Product Liability Litigation, which was established on February 27, 2008) and cases in various state courts. These settlements did not have a material impact on the Company's unaudited condensed consolidated and combined financial statements.
Beginning with lawsuits brought in July 1976, the Company is also named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 28, 2013, there were approximately 11,500 asbestos-related cases pending against the Company.
The Company estimates pending asbestos claims and claims that were incurred but not reported, as well as insurance recoveries. The Company's estimate of its liability for pending and future claims is based on claims experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Asset Retirement Obligations
The Company has recorded asset retirement obligations for the estimated future costs primarily associated with legal obligations to decommission facilities within the Global Medical Imaging segment, including the facilities located in the Netherlands and Maryland Heights, Missouri. Substantially all of these obligations are included in other liabilities on the unaudited condensed consolidated and combined balance sheets. The following table provides a summary of the changes in the Company's asset retirement obligations:

Balance at September 28, 2012	$46.4
Accretion expense	2.4
Payments	(0.2)
Currency translation	0.2
Balance at June 28, 2013	$48.8

The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Tax Matters
The income tax returns of the Company and its subsidiaries are periodically examined by various tax authorities. The resolution of these matters is subject to the conditions set forth in the Tax Matters Agreement between the Company and Covidien. Covidien has the right to administer, control and settle all U.S. income tax audits for periods prior to the Separation. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes that established liabilities are reasonable and that final resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

With respect to certain tax returns filed by predecessor affiliates of the Company and Covidien, the U.S. Internal Revenue Service ("the IRS") has concluded its field examination for the years 1997 through 2000 and has proposed tax adjustments. Several of the proposed adjustments could also affect both Covidien's and the Company's income tax returns for years after 2000. Certain of the IRS's proposed adjustments have been appealed, and all but one of the matters associated with the proposed tax adjustments have been resolved. The unresolved proposed adjustment asserts that substantially all of the predecessor affiliates' intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on the U.S. income tax returns. This matter is subject to the Company's $200 million limitation for periods prior to September 29, 2012, as prescribed in the Tax Matters Agreement. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes that it will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Other Matters
The Company is a defendant in a number of other pending legal proceedings relating to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operations and cash flows.

14.	Derivative Instruments
The Company is exposed to certain risks relating to its business operations. Prior to the Separation on June 28, 2013, the Company participated in the centralized hedging functions of Covidien to help mitigate risks related to foreign exchange exposure and certain commodity price exposures. Foreign currency option and forward contracts are used to manage the foreign exchange exposures of operations outside the U.S. Swap contracts on commodities were periodically entered into to manage the price risk associated with forecasted purchases of commodities used in the Company's manufacturing processes. The associated derivative assets and liabilities for these types of instruments were not included on the Company's unaudited condensed combined balance sheet prior to June 28, 2013, since derivative activity was centrally managed by Covidien. In conjunction with the Separation, the Company assumed the foreign currency option and forward contacts directly related to its business and, as such, has recognized the fair value of the these derivatives in its unaudited condensed consolidated balance sheet as of June 28, 2013. The commodity swap contracts were retained by Covidien. Changes in the fair value of the derivative financial instruments which related to the Company's business operations have been recognized in the Company's earnings unless specific hedge criteria are met. Covidien designated certain commodity swap contracts as cash flow hedges but did not designate the foreign currency forward and option contracts as hedging instruments.
Risks that relate to interest rate exposure are managed by using derivative instruments. In March 2013 and April 2013, MIFSA entered into forward interest rate lock contracts to hedge the risk of variability in the market interest rates prior to the issuance of the Notes in April 2013. These transactions have been reflected in the unaudited condensed consolidated and combined financial statements for all periods, since the transactions were solely entered into in connection with the Separation and were not centrally managed by Covidien.

Foreign Exchange Exposure
The Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. Covidien's policy was to use various forward and option contracts to manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans and forecasted transactions that are denominated in certain foreign currencies. These contracts did not meet the necessary criteria to qualify for hedge accounting; accordingly, all associated changes in fair value were recognized in earnings. The Company assumed these outstanding forward and option contracts, and the related assets and liabilities, as a part of the Separation.
The location and amount of the net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments were recorded as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Cost of sales	$1.2	$(1.3)	$1.7	$(0.1)
Selling, general and administrative	(0.1)	0.7	—	(0.1)
	$1.1	$(0.6)	$1.7	$(0.2)

The fair value of foreign exchange forward and option contracts are included in the following captions of our unaudited condensed consolidated and combined balance sheets at the end of each period:

	June 28, 2013	September 28, 2012
Prepaid expenses and other current assets	$1.7	$—
Accrued and other current liabilities	3.8	—

Commodities Exposure
Prior to the Separation, Covidien entered into gas commodity swap contracts on behalf of the Company, which were accounted for as cash flow hedges. The amounts of the net losses on these contracts were recorded as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Cost of sales	$0.1	$0.3	$0.3	$0.8
Selling, general and administrative	0.2	0.6	0.8	2.0
	$0.3	$0.9	$1.1	$2.8

As of June 28, 2013, there were no outstanding gas commodity swap contracts; however, the Company may utilize such contracts in the future to mitigate price risk associated with its forecasted commodity purchases.

Interest Rate Exposure
MIFSA entered into three forward interest rate lock contracts in March 2013 and April 2013, each with a $300 million notional value and designated as cash flow hedges, against the risk of variability in market interest rates in advance of its anticipated issuance of its ten-year fixed rate senior notes due April 2023. Each interest rate lock contract was considered to be highly effective and the $7.6 million loss resulting from their settlements was recorded in accumulated other comprehensive income. As of June 28, 2013, $7.4 million of this loss remains in accumulated other comprehensive income and will be amortized to interest expense over the remaining term of the ten-year notes.

15.	Financial Instruments and Fair Value Measurements
Fair value is defined as the exit price that would be received from the sale of an asset or paid to transfer a liability, using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes a three-level fair value hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs used in measuring fair value. The levels within the hierarchy are as follows:

Level 1— observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2— significant other observable inputs that are observable either directly or indirectly; and
Level 3— significant unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	June 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.6	$22.2	$13.4	$—
Foreign exchange forward and option contracts	1.7	1.7	—	—
	$37.3	$23.9	$13.4	$—

Liabilities:
Deferred compensation liabilities	$12.7	$—	$12.7	$—
Contingent consideration	6.9	—	—	6.9
Foreign exchange forward and option contracts	3.8	3.8	—	—
	$23.4	$3.8	$12.7	$6.9

	September 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$25.2	$13.7	$11.5	$—

Liabilities:
Deferred compensation liabilities	$9.3	$—	$9.3	$—

Debt and equity securities held in rabbi trust. Debt securities held in the rabbi trust primarily consist of U.S. government and agency securities and corporate bonds. When quoted prices are available in an active market, the investments are classified as level 1. When quoted market prices for a security are not available in an active market, they are classified as level 2. Equity securities held in the rabbi trust primarily consist of U.S. common stocks, which are valued using quoted market prices reported on nationally recognized securities exchanges. The $10.4 million increase in debt and equity securities held in rabbi trust primarily reflects the transfer of these assets from Covidien in connection with the Separation.
Foreign exchange forward and option contracts. Foreign currency option and forward contracts are used to economically manage the foreign exchange exposures of operations outside the U.S. Quoted prices are available in an active market; as such, these derivatives are classified as level 1.
Deferred compensation liabilities. Covidien maintains a non-qualified deferred compensation plan in the U.S., which permits eligible employees of the Company to defer a portion of their compensation. A recordkeeping account is set up for each participant and the participant chooses from a variety of funds for the deemed investment of their accounts. The measurement funds generally correspond to the funds offered in Covidien's U.S. tax-qualified defined contribution retirement plan and the account balance fluctuates with the investment returns on those funds.

Contingent consideration. In October 2012, the Company recorded contingent consideration of $6.9 million upon the acquisition of CNS Therapeutics. This contingent consideration, which could potentially total a maximum of $9.0 million, is primarily based on whether the FDA approves another dosage form of GABLOFEN® on or before December 31, 2016. The fair value of the contingent payments was measured based on the probability-weighted present value of the consideration expected to be transferred using a discount rate of 1.0%.

Balance at September 28, 2012	$—
Acquisition date fair value of contingent consideration	6.9
Balance at June 28, 2013	$6.9

Financial Instruments Not Measured at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with a maturity to the Company of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash is equivalent to its carrying value of $23.9 million and $24.6 million as of June 28, 2013 and September 28, 2012, respectively (level 1), substantially all of which is included in other assets on the unaudited condensed consolidated and combined balance sheets. The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $66.5 million and $47.6 million at June 28, 2013 and September 28, 2012, respectively. These contracts are included in other assets on the unaudited condensed consolidated and combined balances sheets. The $18.9 million increase in the Company's life insurance contracts primarily reflects the transfer of these assets from Covidien in connection with the Separation.
The carrying value of the Company's note payable approximates fair value due to its short term nature. Since the quoted market prices for the Company's 7.00%, 8.00% and 9.50% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The Company's 3.50% and 4.75% notes are classified as level 1, as quoted prices are available in an active market for these notes. The following table presents the carrying values and estimated fair values of the Company's long-term debt, excluding capital leases, as of the end of each period:

	June 28, 2013		September 28, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note payable	$0.1	$0.1	$—	$—
3.50% notes due April 2018	299.9	291.6	—	—
4.75% notes due April 2023	598.1	573.0	—	—
7.00% debentures due December 2013	—	—	5.8	5.8
8.00% debentures due March 2023	8.0	10.2	—	—
9.50% debentures due May 2022	10.4	14.3	—	—

Concentration of Credit and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company does not require collateral from customers. A portion of the Company's accounts receivable outside the U.S. includes sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries' national economies. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Spain and Italy, may continue to increase the average length of time it takes the Company to collect its accounts receivables in certain regions within these countries.
The Company routinely evaluates all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. The Company has not incurred any significant losses on government receivables; however, if the financial condition of customers or the countries' healthcare systems continue to deteriorate such that their ability to make payments is uncertain, additional allowances may be required in future periods.

The Company's accounts receivable, net of allowance for doubtful accounts, in Spain and Italy at the end of each period are as follows:

	June 28, 2013	September 28, 2012
Spain	$5.3	$15.0
Italy	14.1	12.5

Net sales to customers in Spain and Italy totaled $13.4 million and $14.0 million for the three months ended June 28, 2013 and June 29, 2012, respectively, and $39.7 million and $43.0 million for the nine months ended June 28, 2013 and June 29, 2012, respectively.
The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Cardinal Health, Inc.	16%	18%	19%	18%
McKesson Corporation	7%	8%	13%	11%
Amerisource Bergen Corporation	10%	6%	8%	7%

The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	June 28, 2013	September 28, 2012
Cardinal Health, Inc.	19%	19%
McKesson Corporation	18%	20%
Amerisource Bergen Corporation	14%	10%

 The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Optiray™ (CMDS)	16%	17%	15%	17%
Acetaminophen products (API)	11%	11%	10%	11%
Ultra-Technekow™ DTE (Nuclear Imaging)	8%	10%	9%	10%

16.	Income Taxes
Income Tax Provision
Income tax expense was $19.8 million on loss from continuing operations before income taxes of $7.9 million for the three months ended June 28, 2013 and $24.4 million on income from continuing operations before income taxes of $59.5 million for the three months ended June 29, 2012. Income tax expense was $55.9 million and $73.8 million on income from continuing operations before income taxes of $82.5 million and $187.8 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. This resulted in effective tax rates of a negative 250.6% and 41.0% for the three months ended June 28, 2013 and June 29, 2012, respectively, and effective tax rates of 67.8% and 39.3% for the nine months ended June 28, 2013 and June 29, 2012, respectively. Our effective tax rate for the three and nine months ended June 28, 2013 was impacted by the inability to deduct a substantial portion of our separation costs due to the tax-free status of the Separation.

Impacts of the Separation
As a result of the Separation, and pursuant to the Separation and Distribution Agreement and other agreements entered into by Covidien and Mallinckrodt, certain assets and liabilities that were formerly associated with the Pharmaceuticals business of Covidien were retained by Covidien and, conversely, certain non-operating assets and liabilities were transferred to the Company. These transfers had an impact on the tax accounts of the Company, which is described below.
At September 28, 2012, the Company's unrecognized tax benefits, excluding interest, totaled $165.5 million, $13.4 million of which was recorded as liabilities within the unaudited condensed combined balance sheet, with the remainder in parent company investment. The amounts recorded within parent company investment were retained by Covidien in connection with the Separation. The amounts recorded as liabilities within the unaudited condensed consolidated balance sheet increased to $97.6 million at June 28, 2013, due to $84.2 million being transferred to the Company from Covidien in connection with the Separation. Included within the $97.6 million of total unrecognized tax benefits at June 28, 2013, there are $93.8 million of unrecognized tax benefits, which if favorably settled would benefit the effective tax rate.
Accrued interest related to these unrecognized tax benefits was $33.9 million at September 28, 2012, with $7.9 million recorded as liabilities within the unaudited condensed combined balance sheet and the remainder in parent company investment. The amounts recorded within parent company investment were retained by Covidien in connection with the Separation. The amounts recorded as liabilities within the unaudited condensed consolidated balance sheet increased to $59.7 million at June 28, 2013, primarily due to $51.8 million being transferred to the Company from Covidien in connection with the Separation.
Amounts related to unrecognized tax benefits, including interest, along with items unrelated to unrecognized tax benefits, included within current income tax payable are $29.8 million as of June 28, 2013.
The Company's net current deferred tax asset increased from $119.9 million at September 28, 2012 to $140.6 million at June 28, 2013 due to $15.8 million being transferred to the Company from Covidien in connection with the Separation. Additionally, the Company's net noncurrent deferred tax liability increased from $73.7 million at September 28, 2012 to $241.1 million at June 28, 2013 due to $126.8 million being transferred to the Company from Covidien in connection with the Separation and $27.1 million related to the acquisition of CNS Therapeutics.

17.	Segment Data
Selected information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales:
Specialty Pharmaceuticals	$308.6	$254.7	$913.2	$746.3
Global Medical Imaging	247.9	246.7	706.7	754.0
Net sales of operating segments (1)	556.5	501.4	1,619.9	1,500.3
Net sales to related parties (2)	13.5	14.9	39.4	42.8
Net sales	$570.0	$516.3	$1,659.3	$1,543.1
Operating income (loss):
Specialty Pharmaceuticals	$94.8	$50.9	$234.8	$128.3
Global Medical Imaging	13.5	49.3	81.5	160.7
Segment operating income	108.3	100.2	316.3	289.0
Unallocated amounts:
Corporate and allocated expenses (3)	(43.7)	(20.4)	(109.4)	(47.0)
Intangible asset amortization	(8.9)	(6.8)	(26.6)	(20.3)
Restructuring and related charges, net (4)	(12.1)	(6.4)	(20.0)	(17.3)
Separation costs	(44.2)	(7.2)	(70.6)	(17.4)
Operating income (loss)	$(0.6)	$59.4	$89.7	$187.0

(1)	Amounts represent sales to external customers. There were no intersegment sales.

(2)	Represents products that were sold to Covidien, which is discussed in note 11.

(3)	Includes administration expenses and certain compensation, environmental and other costs not charged to the Company's operating segments.

(4)
Includes restructuring-related accelerated depreciation of $0.8 million and $1.4 million for the three months ended June 28, 2013 and June 29, 2012, respectively, and $2.1 million and $6.8 million for the nine months ended June 28, 2013 and June 29, 2012, respectively.

18.	Subsequent Events
Equity Grants
On July 1, 2013 the Compensation and Human Resources and Compensation Committee of the board of directors approved grants of initial equity awards to certain of the Company's executives. A total of 141,757 restricted share units and share options for 406,169 shares were granted. The majority of the restricted share units and the share options will vest in two equal installments on each of July 1, 2016 and July 1, 2017. The restricted share units awarded to the Company's chief executive officer, Mark Trudeau, will vest in their entirety on July 1, 2018. Total fair value of these grants approximates $12.5 million, which will be recognized over the respective employee service period.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated and combined financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" included in our information statement filed with the United States ("U.S.") Securities and Exchange Commission ("the SEC") as Exhibit 99.2 to our Current Report on Form 8-K filed on July 1, 2013.
We own or have rights to use the trademarks and trade names that we use in conjunction with the operation of our business. One of the more important trademarks that we own or have rights to use that appears in this Quarterly Report on Form 10-Q is "Mallinckrodt," which is a registered trademark or the subject of pending trademark applications in the U.S. and other jurisdictions. Solely for convenience, we only use the ™ or ® symbols the first time any trademark or trade name is mentioned in the following discussion. Such references are not intended to indicate in any way that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks and trade names. Each trademark or trade name of any other company appearing in the following discussion is, to our knowledge, owned by such other company.

Overview
We are a global company that develops, manufactures, markets and distributes both branded and generic specialty pharmaceuticals, active pharmaceutical ingredients ("API") and diagnostic imaging agents. Our products are found in almost every hospital, standalone diagnostic imaging center or pharmacy in the U.S. and we have a direct sales presence in approximately 50 countries. We believe our extensive commercial reach and formulation expertise, coupled with our ability to deal with the highly regulated and technical nature of our business, have created compelling competitive advantages that we anticipate will sustain future revenue growth.
We conduct our business in the following two segments:

•
Specialty Pharmaceuticals produces and markets branded and generic pharmaceuticals and API, comprised of medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Global Medical Imaging develops, manufactures and markets contrast media and delivery systems ("CMDS") and radiopharmaceuticals (nuclear medicine).
For further information on our business and products, please refer to our information statement filed with the SEC as Exhibit 99.2 to our Current Report on Form 8-K filed on July 1, 2013.

Significant Events
Separation from Covidien
Mallinckrodt plc was incorporated in Ireland on January 9, 2013 for the purpose of holding the Pharmaceuticals business of Covidien plc ("Covidien"). On June 28, 2013, Covidien shareholders of record received one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien held as of the record date, June 19, 2013, and the Pharmaceuticals business of Covidien was transferred to Mallinckrodt plc, thereby completing its legal separation from Covidien ("the Separation"). On July 1, 2013, we began regular way trading on the New York Stock Exchange under the ticker symbol "MNK."
Our unaudited condensed consolidated and combined financial statements reflect the consolidated financial position of Mallinckrodt plc and its subsidiaries as an independent publicly-traded company as of June 28, 2013, and a combined reporting entity of Covidien, including operations relating to Covidien's Pharmaceuticals business, prior to June 28, 2013. Our results for periods prior to June 28, 2013, including the three and nine months ended June 28, 2013, may not be indicative of our future performance and do not necessarily reflect the results of operations, financial position and cash flows that would have been had we operated as an independent, publicly-traded company during the periods presented, including as a result of changes in our capitalization in connection with the Separation. The unaudited condensed combined financial statements for periods prior to June 28, 2013 include expense allocations related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and share-based compensation. The amounts allocated were $14.1 million and $13.1 million during the three months ended June 28, 2013 and June 29, 2012, respectively, and $39.6 million and $35.8 million during the nine months ended June 28, 2013 and June 29, 2012, respectively.

Management considers the bases on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented; however, the allocations may not reflect the expense we would have incurred as an independent, publicly-traded company. These allocations will not recur following the June 28, 2013 Separation. Following the Separation, we will perform these functions using our own resources or purchased services, certain of which may be provided by Covidien during a transitional period pursuant to a transition services agreement dated June 28, 2013, between us and Covidien, particularly in relation to areas outside the U.S. The terms and prices on which such services are rendered may not be as favorable as those allocated to us by Covidien. We also may incur additional costs associated with being an independent, publicly-traded company. These additional anticipated costs are not reflected in our historical combined financial statements.

Acquisitions
In October 2012, we acquired CNS Therapeutics, Inc. ("CNS Therapeutics"), a specialty pharmaceutical company focused on developing and commercializing intrathecal products for site-specific administration to the central nervous system to treat neurological disorders and intractable chronic pain, for total consideration of $95.0 million. The total consideration was comprised of an upfront cash payment of $88.1 million (net of cash acquired) and the fair value of contingent consideration of $6.9 million. This contingent consideration, which could potentially total a maximum of $9.0 million, is primarily based on whether the U.S. Food and Drug Administration ("FDA") approves another dosage form of GABLOFEN® (baclofen injection) on or before December 31, 2016. Gablofen injections are used for use in the management of sever spasticity of cerebal or spinal origin in patients age four years and above. The acquisition of CNS Therapeutics expanded our branded pharmaceuticals portfolio and supports our strategy of leveraging our therapeutic expertise and core capabilities in manufacturing, regulatory and commercialization to serve patients.

Nuclear Imaging
In November 2012, the High Flux Reactor in the Netherlands ("the HFR") we use to irradiate targets as part of our Molybdenum 99 ("Mo-99") processing operation experienced an unscheduled shutdown. Mo-99 is a key raw material in our Ultra-Technekow™ DTE technetium generators that are sold by our Global Medical Imaging segment. We were able to receive increased target irradiations at two other reactors and purchased additional Mo-99 from other sources to continue meeting customer orders; however, the additional Mo-99 we procured from alternative sources came at a higher than normal cost. The reactor resumed production in June 2013.

Business Factors Influencing the Results of Operations
New Products
On December 28, 2012, we received approval from the FDA to manufacture Methylphenidate HCl extended release tables USP (CII) ("Methylphenidate ER"), a generic version of the branded CONCERTA®, a registered trademark of Alza Corporation, for the treatment of attention deficit hyperactivity disorder in 27 mg, 36 mg and 54 mg dosages. We believe we hold a 180-day exclusivity period for each of the 27 mg, 36 mg and 54 mg dosage strengths, which began upon the commercial launch of each dosage strength. We launched the 27 mg dosage strength upon FDA approval during the first quarter of fiscal 2013 and launched the 36 mg and 54 mg dosage strengths during the second quarter of fiscal 2013. In February 2013, we submitted a supplement to our approved Abbreviated New Drug Application ("ANDA") for an 18 mg dosage strength. While sales of these products are subject to our receipt of sufficient quota from the U.S. Drug Enforcement Administration, we currently expect sales of Methylphenidate ER to be $135 million to $150 million in fiscal 2013. However, sales of these products may subsequently decline in fiscal 2014, due to a number of factors, including expiration of the exclusivity periods. In July 2013, a competitor received FDA approval to manufacture all strengths of Methylphenidate ER. We expect that our approved competitor will launch each product as our exclusivity expires.

In August 2012, the FDA approved a 32 mg tablet of EXALGO® (hydromorphone HCl) extended-release tablets, which will further expand the patient population that Exalgo can effectively treat with a single daily dose. The 8 mg, 12 mg and 16 mg dosages of Exalgo were approved by the FDA in March 2010 for the treatment of moderate to severe pain in opioid-tolerant patients requiring continuous around-the-clock opioid analgesia for an extended amount of time. Exalgo was granted marketing exclusivity in the U.S. as a prescription medicine through March 2013 and is protected by two Orange Book-listed patents for a method of treating moderate to severe pain. Beginning in November 2013 for the 8 mg, 12 mg and 16 mg dosages and May 2014 for the 32 mg dosage, a third party will have the right, pursuant to agreements with us, to sell a generic version of Exalgo. We expect sales of Exalgo to decrease in fiscal 2014 (compared with at least $115 million in fiscal 2013) when the third party enters the market pursuant to these agreements. Additionally, our patents for the 8 mg, 12 mg and 16 mg dosages expire in July 2014.
Net sales of Methylphenidate ER and Exalgo were $51.6 million and $24.5 million for the three months ended June 28, 2013 and June 29, 2012, respectively, and $180.5 million and $63.6 million for the nine months ended June 28, 2013 and June 29, 2012, respectively.

Restructuring Initiatives
We continue to look for opportunities to improve our cost structure and achieve operating excellence and efficiencies. Our recent initiatives have primarily been part of Covidien's 2011 restructuring program, which also applied to its Pharmaceutical business. We launched an initiative that closed a manufacturing facility in Chesterfield, United Kingdom. The manufacturing facility produced API products and we transferred these processes to another manufacturing site creating operating and logistic efficiencies. In addition, we announced a comprehensive initiative to renovate, upgrade and modernize key manufacturing operations at our Saint Louis, Missouri manufacturing facility. We began to realize benefits from these initiatives in fiscal 2012. During the three months ended June 28, 2013 and June 29, 2012, we incurred restructuring and related charges, net, of $12.1 million and $6.4 million, respectively, which include accelerated depreciation costs of $0.8 million and $1.4 million, respectively. During the nine months ended June 28, 2013 and June 29, 2012, we incurred restructuring and related charges, net, of $20.0 million and $17.3 million, respectively, which include accelerated depreciation costs of $2.1 million and $6.8 million, respectively. The restructuring charges incurred during all of these periods primarily related to severance and employee benefit costs across both of our segments.
We continue to refine our business and anticipate restructuring activities to occur over the next three years in the amount of $100 million to $125 million. As we proceed with specific actions under the restructuring program, we expect to recover the charges made within two years of each action.

Research and Development Investment
We expect to continue to invest in research and development ("R&D") activities, as well as enter into license agreements to supplement our internal R&D initiatives. We intend to focus our R&D investments in the specialty pharmaceuticals area, specifically investments to support our Brands business, where we believe there is the greatest opportunity for growth and profitability. We currently expect our R&D investments to be in the range of 6% to 8% of annualized net sales.
Specialty Pharmaceuticals. We devote significant R&D resources for our branded products. A number of our branded products are protected by patents and have enjoyed market exclusivity. Our R&D strategy focuses on branded product development in the area of pain and other central nervous system areas, such as spasticity. We are presently developing a number of branded products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs. As of June 28, 2013, we had one New Drug Application ("NDA") under review in the U.S. In March 2013, the FDA requested additional information before our MNK-395 application could be considered for approval. We repeated a pharmacokinetic study and submitted the results from this study to the FDA in August 2013. In late July 2013, the FDA accepted our MNK-795 NDA and granted it priority review.
We are presently developing a number of generic products through a combination of internal and collaborative programs. From a product development perspective, we are focused on controlled substances and difficult-to-replicate pharmacokinetic profiles. In addition, we are focused on process improvements to increase yields and reduce costs. As of June 28, 2013, we had five ANDAs on file with the FDA.
Global Medical Imaging. Our R&D efforts in our Global Medical Imaging segment are focused on driving efficiency throughout CMDS. In our Nuclear Imaging business, we are expanding our portfolio of radioisotopes and better utilizing existing capacity.

Results of Operations
Three Months Ended June 28, 2013 Compared with Three Months Ended June 29, 2012

Net Sales
Net sales by geographic area are as follows (dollars in millions):

	Three Months Ended
	June 28, 2013	June 29, 2012	Percentage Change
U.S.	$389.0	$335.7	15.9%
Europe, Middle East and Africa	109.1	102.3	6.6
Other	71.9	78.3	(8.2)
Net sales	$570.0	$516.3	10.4

Net sales in the three months ended June 28, 2013 increased $53.7 million, or 10.4%, to $570.0 million, compared with $516.3 million in the three months ended June 29, 2012. This increase was primarily driven by increased sales within our Specialty Pharmaceuticals segment resulting from the launch of Methylphenidate ER, strong sales of acetaminophen and other API products, increased sales of Exalgo and the addition of Gablofen to our product portfolio in early fiscal 2013. Sales in our Global Medical Imaging segment were essentially flat despite a one-time significant customer purchase in our CMDS business, which was largely offset by decreased sales in our Nuclear Imaging business. Additional information regarding changes in our net sales is provided in "—Business Segment Results."

Operating Income
Gross profit. Gross profit for the three months ended June 28, 2013 increased $22.6 million, or 9.3%, to $265.8 million, compared with $243.2 million in the three months ended June 29, 2012. The increase in gross profit primarily resulted from higher net sales in the current year period, in addition to a favorable product mix from increased sales of our higher margin pharmaceutical products. These factors were partially offset by increased manufacturing and raw material costs, primarily attributable to the unscheduled shutdown of the HFR that supplies us with Mo-99. These cost increases also resulted in a decrease in the gross profit margin to 46.6% during the three months ended June 28, 2013, compared with 47.1% during the three months ended June 29, 2012.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 28, 2013 were $166.9 million, compared with $137.2 million for the three months ended June 29, 2012, an increase of $29.7 million, or 21.6%. The increase primarily resulted from $27.5 million of costs in the current year period related to the build-out of our corporate infrastructure, compared with $3.4 million in the prior year period. Selling, general and administrative expenses were 29.3% of net sales for the three months ended June 28, 2013 and 26.6% of net sales for the three months ended June 29, 2012. Selling, general and administrative expenses include allocations from Covidien of $14.1 million and $13.1 million in the three months ended June 28, 2013 and June 29, 2012, respectively, for general corporate expenses. These expenses are generally consistent with functions we have developed in our corporate build-out and will not recur in periods following the completion of the Separation on June 28, 2013.
Research and development expenses. R&D expenses increased $9.6 million, or 27.3%, to $44.8 million in the three months ended June 28, 2013, compared with $35.2 million in the three months ended June 29, 2012. The increase in R&D expenses is primarily attributable to increased development activities related to our MNK-155, MNK-395 and intrathecal products. As a percentage of our net sales, R&D expenses were 7.9% and 6.8% in the three months ended June 28, 2013 and June 29, 2012, respectively.
Separation costs. During the three months ended June 28, 2013 and June 29, 2012, we incurred separation costs of $44.2 million and $7.2 million, respectively, primarily related to legal, accounting, tax and other professional fees. Separation costs were higher in the current year period as we approached and completed the Separation on June 28, 2013. We expect to continue to incur costs related to the Separation as a result of our transition services agreement with Covidien and other transitional costs.

Restructuring and related charges, net. During the three months ended June 28, 2013, we recorded $12.1 million of restructuring and related charges, net, of which $0.8 million related to accelerated depreciation and was included in cost of sales. The remaining $11.3 million primarily relates to severance and employee benefits costs incurred across both our segments. During the three months ended June 29, 2012, we recorded restructuring and related charges, net of $6.4 million, of which $1.4 million related to accelerated depreciation and was included in cost of sales. The remaining $5.0 million primarily related to severance and employee benefits costs incurred in the Global Medical Imaging segment.
Gain on divestitures. During each of the three months ended June 28, 2013 and June 29, 2012, we recorded $0.8 million gains related to the sale of the rights to market TussiCaps extended-release capsules in fiscal 2011.

Non-Operating Items
Interest expense and interest income. During the three months ended June 28, 2013, net interest expense was $9.4 million. Net interest expense is primarily attributable to our $900 million issuance of senior unsecured notes in April 2013. Interest expense during the three months ended June 28, 2013 includes $0.5 million non-cash interest expense.
Other income, net. During the three months ended June 28, 2013 and June 29, 2012, we recorded other income, net of $2.1 million and $0.1 million, respectively, which represents miscellaneous items, none of which are material.
Provision for income taxes. Income tax expense was $19.8 million on loss from continuing operations before income taxes of $7.9 million for the three months ended June 28, 2013 and $24.4 million on income from continuing operations before income taxes of $59.5 million for the three months ended June 29, 2012. Our effective tax rate was a negative 250.6% compared with 41.0% for the three months ended June 28, 2013 and June 29, 2012, respectively. Our effective tax rate for the three months ended June 28, 2013 was negatively impacted by only receiving a $1.7 million tax benefit on $44.2 million of separation costs due to the tax-free status of the Separation. We expect our effective tax rate for the fourth fiscal quarter of 2013 to be between 27% and 30%.
Loss from discontinued operations, net of income taxes. We recorded $0.2 million and $1.9 million losses on discontinued operations, net of income taxes, during the three months ended June 28, 2013 and June 29, 2012, respectively. These losses relate to indemnification obligations to the purchaser of our Specialty Chemicals business (formerly known as Mallinckrodt Baker), which was sold during fiscal 2010.

Nine Months Ended June 28, 2013 Compared with Nine Months Ended June 29, 2012

Net Sales
Net sales by geographic area are as follows (dollars in millions):

	Nine Months Ended
	June 28, 2013	June 29, 2012	Percentage Change
U.S.	$1,138.1	$1,005.8	13.2%
Europe, Middle East and Africa	307.0	313.0	(1.9)
Other	214.2	224.3	(4.5)
Net sales	$1,659.3	$1,543.1	7.5

Net sales in the nine months ended June 28, 2013 increased $116.2 million, or 7.5%, to $1,659.3 million, compared with $1,543.1 million in the nine months ended June 29, 2012. This increase was primarily driven by sales within our Specialty Pharmaceuticals segment resulting from the launch of Methylphenidate ER, increased sales of Exalgo, strong sales of oxycodone-related products and the addition of Gablofen to our product portfolio in early fiscal 2013. These increases in net sales were partially offset by decreased sales within our Global Medical Imaging segment. Additional information regarding changes in our net sales is provided in "—Business Segment Results."

Operating Income
Gross profit. Gross profit for the nine months ended June 28, 2013 increased $41.3 million, or 5.6%, to $772.8 million, compared with $731.5 million in the nine months ended June 29, 2012. The increase in gross profit primarily resulted from higher net sales in the current year period, in addition to a favorable product mix due to increased sales of our higher margin pharmaceutical products. These factors were partially offset by increased manufacturing and raw material costs, primarily attributable to the unscheduled shutdown of the HFR that supplies us with Mo-99. These cost increases also resulted in a decrease in the gross profit margin to 46.6% during the nine months ended June 28, 2013, compared with 47.4% during the nine months ended June 29, 2012.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended June 28, 2013 were $474.4 million, compared with $411.3 million for the nine months ended June 29, 2012, an increase of $63.1 million, or 15.3%. The increase primarily resulted from $56.0 million of costs in the current year period related to the build-out of our corporate infrastructure compared with $3.5 million in the prior year period. Selling, general and administrative expenses were 28.6% of net sales for the nine months ended June 28, 2013 and 26.7% of net sales for the nine months ended June 29, 2012. Selling, general and administrative expenses include allocations from Covidien of $39.6 million and $35.8 million in the nine months ended June 28, 2013 and June 29, 2012, respectively, for general corporate expenses. These expenses are generally consistent with functions we have developed in our corporate build-out and will not recur in periods following the completion of the Separation on June 28, 2013.
Research and development expenses. R&D expenses increased $14.9 million, or 13.9%, to $122.4 million in the nine months ended June 28, 2013, compared with $107.5 million in the nine months ended June 29, 2012. The increase in R&D expenses is primarily attributable to increased development activities related to our MNK-155, MNK-395 and intrathecal products. As a percentage of our net sales, R&D expenses were 7.4% and 7.0% during the nine months ended June 28, 2013 and June 29, 2012, respectively.
Separation costs. During the nine months ended June 28, 2013 and June 29, 2012, we incurred separation costs of $70.6 million and $17.4 million, respectively. Separation costs were higher in the current year period as we approached and completed the Separation on June 28, 2013. We expect to continue to incur costs related to the Separation as a result of our transition services agreement with Covidien and other transitional costs.
Restructuring and related charges, net. During the nine months ended June 28, 2013, we recorded $20.0 million of restructuring and related charges, net, of which $2.1 million related to accelerated depreciation and was included in cost of sales. The remaining $17.9 million primarily related to severance and employee benefits costs incurred within our Specialty Pharmaceuticals segment. During the nine months ended June 29, 2012, we recorded restructuring and related charges, net of $17.3 million, of which $6.8 million related to accelerated depreciation and was included in cost of sales. The remaining $10.5 million primarily related to severance and employee benefit costs incurred across both segments.
Gain on divestitures. During each of the nine months ended June 28, 2013 and June 29, 2012, we recorded $2.2 million gains related to the sale of the rights to market TussiCaps extended-release capsules in fiscal 2011.

Non-Operating Items
Interest expense and interest income. During the nine months ended June 28, 2013, net interest expense was $9.5 million. Net interest expense is primarily attributable to our $900 million issuance of senior unsecured notes in April 2013. Interest expense during the nine months ended June 28, 2013 includes $0.5 million non-cash interest expense.
Other income, net. During the nine months ended June 28, 2013 and June 29, 2012, we recorded other income, net, of $2.3 million and $0.8 million, respectively, which represents miscellaneous items, none of which are material.
Provision for income taxes. Income tax expense was $55.9 million and $73.8 million on income from continuing operations before income taxes of $82.5 million and $187.8 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. Our effective tax rate was 67.8% and 39.3% for the nine months ended June 28, 2013 and June 29, 2012, respectively. Our effective tax rate for the nine months ended June 28, 2013 was negatively impacted by only receiving a $3.0 million benefit on $70.6 million of separation costs due to the tax-free status of the Separation.
Loss from discontinued operations, net of income taxes. We recorded $1.3 million and $5.6 million losses on discontinued operations, net of income taxes, during the nine months ended June 28, 2013 and June 29, 2012, respectively. These losses related to indemnification obligations to the purchaser of our Specialty Chemicals business (formerly known as Mallinckrodt Baker), which was sold during fiscal 2010.

Business Segment Results
The businesses included within our Specialty Pharmaceuticals and our Global Medical Imaging segments are described below:

Specialty Pharmaceuticals
•Brands include branded pharmaceuticals for pain and spasticity.

•
Generics and API produces generic pharmaceutical products (including those to treat attention deficit hyperactivity disorder and addiction), medicinal opioids, synthetic controlled substances and acetaminophen.

Global Medical Imaging

•	Contrast Media and Delivery Systems develops, manufactures and markets contrast media for diagnostic imaging applications, and power injectors to allow delivery of contrast media.

•	Nuclear Imaging manufactures and markets radioactive isotopes and associated pharmaceuticals used for the diagnosis and treatment of disease.

Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes corporate expenses, amortization of intangibles, restructuring and related charges, net and separation costs from segment operating income. In addition, management evaluates the operating results of the segments excluding revenues and expenses associated with related party sales of products to Covidien. Although these amounts are excluded from segment operating income, as applicable, they are included in reported combined operating income and accordingly, are included in our discussion of our combined results of operations.

Three Months Ended June 28, 2013 Compared with Three Months Ended June 29, 2012

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	June 28, 2013	June 29, 2012	Percentage Change
Specialty Pharmaceuticals	$308.6	$254.7	21.2%
Global Medical Imaging	247.9	246.7	0.5
Net sales of operating segments	556.5	501.4	11.0
Net sales to related parties (1)	13.5	14.9	(9.4)
Net sales	$570.0	$516.3	10.4

(1)	Represents products that were sold to Covidien.

Specialty Pharmaceuticals. Net sales for the three months ended June 28, 2013 increased $53.9 million, or 21.2%, to $308.6 million, compared with $254.7 million for the three months ended June 29, 2012. The increase in net sales was primarily driven by $17.4 million of sales from the launch of Methylphenidate ER during fiscal 2013, a $10.8 million increase in acetaminophen (API) products, a $9.7 million increase in net sales of Exalgo, which was aided by the launch of the 32 mg dosage in August 2012, and $7.5 million of sales of intrathecal products.

Net sales for Specialty Pharmaceuticals by geography are as follows (dollars in millions):

	Three Months Ended
	June 28, 2013	June 29, 2012	Percentage Change
U.S.	$271.9	$220.2	23.5%
Europe, Middle East and Africa	32.6	28.0	16.4
Other	4.1	6.5	(36.9)
Net sales	$308.6	$254.7	21.2

Net sales for Specialty Pharmaceuticals by key products are as follows (dollars in millions):

	Three Months Ended
	June 28, 2013	June 29, 2012	Percentage Change
Acetaminophen (API) products	$65.1	$54.3	19.9%
Oxycodone (API) and oxycodone-containing tablets	35.8	31.4	14.0
Hydrocodone (API) and hydrocodone-containing tablets	36.2	31.3	15.7
Other controlled substances	28.7	35.4	(18.9)
Methylphenidate ER	17.4	—	—
Other	70.5	60.7	16.1
Generics and API	253.7	213.1	19.1
Exalgo	34.2	24.5	39.6
Intrathecal products	7.5	—	—
Other	13.2	17.1	(22.8)
Brands	54.9	41.6	32.0
Specialty Pharmaceuticals	$308.6	$254.7	21.2

Global Medical Imaging. Net sales for the three months ended June 28, 2013 increased $1.2 million, or 0.5%, to $247.9 million compared with $246.7 million for the three months ended June 29, 2012. Net sales of CMDS products increased $9.9 million, primarily due to a $7.7 million benefit from a one-time order and additional sales opportunities attributable to challenges a competitor faced in supplying the U.S. market, both occurring during the current year period. The underlying CMDS business was negatively impacted by the effects of a decreasing number of procedures performed in developed markets, which we expect to continue into the future, and a renegotiated customer contract in the U.S. market. Net sales of nuclear products decreased $8.7 million, primarily due to additional sales opportunities during the three months ended June 29, 2012 that resulted from challenges a competitor faced in supplying the market.

Net sales for Global Medical Imaging by geography are as follows (dollars in millions):

	Three Months Ended
	June 28, 2013	June 29, 2012	Percentage Change
U.S.	$116.2	$114.8	1.2%
Europe, Middle East and Africa	76.5	74.3	3.0
Other	55.2	57.6	(4.2)
Net sales	$247.9	$246.7	0.5

Net sales for Global Medical Imaging by key products are as follows (dollars in millions):

	Three Months Ended
	June 28, 2013	June 29, 2012	Percentage Change
Optiray™	$88.8	$88.2	0.7%
Optimark™	12.3	11.9	3.4
Other	37.8	28.9	30.8
Contrast Media and Delivery Systems	138.9	129.0	7.7
Ultra-Technekow DTE	44.8	54.0	(17.0)
Octreoscan™	21.8	20.0	9.0
Other	42.4	43.7	(3.0)
Nuclear Imaging	109.0	117.7	(7.4)
Global Medical Imaging	$247.9	$246.7	0.5

Operating Income
Operating income by segment and as a percentage of segment net sales for three months ended June 28, 2013 and June 29, 2012 is shown in the following table (dollars in millions):

	Three Months Ended
	June 28, 2013		June 29, 2012
Specialty Pharmaceuticals	$94.8	30.7%	$50.9	20.0%
Global Medical Imaging	13.5	5.4	49.3	20.0
Segment operating income	108.3	19.5	100.2	20.0
Unallocated amounts:
Corporate and allocated expenses	(43.7)		(20.4)
Intangible asset amortization	(8.9)		(6.8)
Restructuring and related charges, net (1)	(12.1)		(6.4)
Separation costs	(44.2)		(7.2)
Total operating income (loss)	$(0.6)		$59.4

(1)	Includes restructuring-related accelerated depreciation of $0.8 million and $1.4 million for the three months ended June 28, 2013 and June 29, 2012, respectively.

Specialty Pharmaceuticals. Operating income for the three months ended June 28, 2013 increased $43.9 million to $94.8 million, compared with $50.9 million for the three months ended June 29, 2012. Our operating margin increased to 30.7% for the three months ended June 28, 2013, compared with 20.0% for the three months ended June 29, 2012. The increase in operating income and margin was primarily due to increased sales of higher margin products, such as Methylphenidate ER and Exalgo, and favorable pricing.
Global Medical Imaging. Operating income for the three months ended June 28, 2013 decreased $35.8 million to $13.5 million, compared with $49.3 million for the three months ended June 29, 2012. Our operating margin decreased to 5.4% for the three months ended June 28, 2013, compared with 20.0% for the three months ended June 29, 2012. The decrease in operating income was attributable to increased manufacturing and raw material costs and the effects of a renegotiated customer contract in the U.S., partially offset by a decrease in selling, general and administrative expenses. Our operating margin was most significantly impacted by higher raw material costs from the unscheduled shutdown of the HFR that supplies us with Mo-99.

Corporate and allocated expenses. Corporate and allocated expenses were $43.7 million and $20.4 million for the three months ended June 28, 2013 and June 29, 2012, respectively. The increase primarily resulted from $27.5 million of costs related to the build-out of our corporate infrastructure during the current year period compared with $3.4 million during the prior year period. In additional to corporate infrastructure build-out costs, we were allocated general corporate expenses of $14.1 million and $13.1 million during the three months ended June 28, 2013 and June 29, 2012, respectively, for certain functions provided by Covidien, as described under "—Separation from Covidien." These allocations will not recur in periods following the completion of the Separation on June 28, 2013.

Nine Months Ended June 28, 2013 Compared with Nine Months Ended June 29, 2012

Net Sales

Net sales by segment are shown in the following table (dollars in millions):

	Nine Months Ended
	June 28, 2013	June 29, 2012	Percentage Change
Specialty Pharmaceuticals	$913.2	$746.3	22.4%
Global Medical Imaging	706.7	754.0	(6.3)
Net sales of operating segments	1,619.9	1,500.3	8.0
Net sales to related parties (1)	39.4	42.8	(7.9)
Net sales	$1,659.3	$1,543.1	7.5
(1)Represents products that were sold to Covidien.

Specialty Pharmaceuticals. Net sales for the nine months ended June 28, 2013 increased $166.9 million, or 22.4%, to $913.2 million, compared with $746.3 million for the nine months ended June 29, 2012. This increase was primarily driven by $88.3 million of sales from the launch of Methylphenidate ER, a $28.6 million increase in net sales of Exalgo, which was aided by the launch of the 32 mg dosage in August 2012, a $19.5 million increase in sales of Oxycodone (API) and oxycodone-containing tablets, and $20.8 million of sales of intrathecal products. The increase in net sales were partially offset by a $16.9 million decrease in sales of other Brands products, primarily Pennsaid®.
Net sales for Specialty Pharmaceuticals by geography are as follows (dollars in millions):

	Nine Months Ended
	June 28, 2013	June 29, 2012	Percentage Change
U.S.	$819.8	$654.4	25.3%
Europe, Middle East and Africa	81.2	79.1	2.7
Other	12.2	12.8	(4.7)
Net sales	$913.2	$746.3	22.4

Net sales for Specialty Pharmaceuticals by key products are as follows (dollars in millions):

	Nine Months Ended
	June 28, 2013	June 29, 2012	Percentage Change
Acetaminophen (API) products	$169.8	$162.2	4.7%
Oxycodone (API) and oxycodone-containing tablets	121.0	101.5	19.2
Hydrocodone (API) and hydrocodone-containing tablets	105.2	102.8	2.3
Other controlled substances	85.7	90.1	(4.9)
Methylphenidate ER	88.3	—	—
Other	193.9	172.9	12.1
Generics and API	763.9	629.5	21.4
Exalgo	92.2	63.6	45.0
Intrathecal products	20.8	—	—
Other	36.3	53.2	(31.8)
Brands	149.3	116.8	27.8
Specialty Pharmaceuticals	$913.2	$746.3	22.4

Global Medical Imaging. Net sales for the nine months ended June 28, 2013 decreased $47.3 million, or 6.3%, to $706.7 million compared with $754.0 million for the nine months ended June 29, 2012. The decrease was largely due to a $30.8 million decrease in sales of CMDS products and primarily resulted from lower Optiray sales related to the renegotiation of a customer contract in the U.S. market, as well as continued weakness in the U.S. resulting from a decreasing number of procedures in developed markets, which we expect to continue into the future, and pricing pressure. Net sales of nuclear products decreased $16.5 million, primarily due to additional sales opportunities during the nine months ended June 29, 2012 that resulted from challenges a competitor faced in supplying the market.

Net sales for Global Medical Imaging by geography are as follows (dollars in millions):

	Nine Months Ended
	June 28, 2013	June 29, 2012	Percentage Change
U.S.	$315.8	$349.2	(9.6)%
Europe, Middle East and Africa	225.8	233.9	(3.5)
Other	165.1	170.9	(3.4)
Net sales	$706.7	$754.0	(6.3)

Net sales for Global Medical Imaging by key products are as follows (dollars in millions):

	Nine Months Ended
	June 28, 2013	June 29, 2012	Percentage Change
Optiray	$243.3	$263.5	(7.7)%
Optimark	34.6	34.5	0.3
Other	100.6	111.3	(9.6)
Contrast Media and Delivery Systems	378.5	409.3	(7.5)
Ultra-Technekow DTE	141.7	153.0	(7.4)
Octreoscan	62.9	59.9	5.0
Other	123.6	131.8	(6.2)
Nuclear Imaging	328.2	344.7	(4.8)
Global Medical Imaging	$706.7	$754.0	(6.3)

Operating Income
Operating income by segment and as a percentage of segment net sales for the nine months ended June 28, 2013 and June 29, 2012 is shown in the following table (dollars in millions):

	Nine Months Ended
	June 28, 2013		June 29, 2012
Specialty Pharmaceuticals	$234.8	25.7%	$128.3	17.2%
Global Medical Imaging	81.5	11.5	160.7	21.3
Segment operating income	316.3	19.5	289.0	19.3
Unallocated amounts:
Corporate and allocated expenses	(109.4)		(47.0)
Intangible asset amortization	(26.6)		(20.3)
Restructuring and related charges, net (1)	(20.0)		(17.3)
Separation costs	(70.6)		(17.4)
Total operating income	$89.7		$187.0

(1)	Includes restructuring-related accelerated depreciation of $2.1 million and $6.8 million for the nine months ended June 28, 2013 and June 29, 2012, respectively.

Specialty Pharmaceuticals. Operating income for the nine months ended June 28, 2013 increased $106.5 million to $234.8 million, compared with $128.3 million for the nine months ended June 29, 2012. Our operating margin increased to 25.7% for the nine months ended June 28, 2013, compared with 17.2% for the nine months ended June 29, 2012. The increase in operating income and margin was primarily due to increased sales of higher margin products, such as Methylphenidate ER and Exalgo, and favorable pricing.
Global Medical Imaging. Operating income for the nine months ended June 28, 2013 decreased $79.2 million to $81.5 million, compared with $160.7 million for the nine months ended June 29, 2012. Our operating margin decreased to 11.5% for the nine months ended June 28, 2013, compared with 21.3% for the nine months ended June 29, 2012. The decrease in operating income was attributable to the lower net sales, discussed previously, and increased manufacturing and raw material costs, partially offset by a decrease in selling, general and administrative expenses. Our operating margin was most significantly impacted by higher raw material costs from the unscheduled shutdown of the HFR that supplies us with Mo-99.
Corporate and allocated expenses. Corporate and allocated expenses were $109.4 million and $47.0 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. The increase primarily resulted from $56.0 million of costs related to the build-out of our corporate infrastructure, compared with $3.5 million during the prior year period. In addition to corporate infrastructure build-out costs, we were allocated general corporate expenses of $39.6 million and $35.8 million during the nine months ended June 28, 2013 and June 29, 2012, respectively, for certain functions provided by Covidien, as described under "—Separation from Covidien." These allocations will not recur in periods following the completion of the Separation on June 28, 2013.

Liquidity and Capital Resources
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions, capital expenditures and cash paid in connection with acquisitions and license agreements. Historically, we have typically generated, and expect to continue to generate, positive cash flow from operations. Through June 28, 2013, as part of Covidien, our cash was swept regularly by Covidien at its discretion. Covidien also funded our operating and investing activities as needed prior to the Separation. The cash and cash equivalents held by Covidien at the corporate level were not specifically identifiable or otherwise allocable to us and, as such, are not reflected on the combined balance sheets for dates prior to June 28, 2013. Cash flows related to financing activities prior to the Separation reflect changes in Covidien's investments in us. Transfers of cash to and from Covidien were reflected as a component of parent company investment within parent company equity on our unaudited condensed combined balance sheet through June 28, 2013.

Effective June 28, 2013, we no longer participate in cash management and funding arrangements with Covidien and our ability to fund our capital needs will be impacted by our ongoing ability to generate cash from operations and access to capital markets. We believe that our future cash from operations, borrowing capacity under our revolving credit facility and access to capital markets will provide adequate resources to fund our working capital needs, capital expenditures and strategic investments.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Nine Months Ended
	June 28, 2013	June 29, 2012
Net cash provided by (used in):
Operating activities	$6.2	$204.2
Investing activities	(198.5)	(101.6)
Financing activities	372.7	(102.6)
Effect of currency exchange rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	$180.4	$—

Operating Activities
Net cash provided by operating activities of $6.2 million for the nine months ended June 28, 2013 was primarily attributable to income from continuing operations, as adjusted for non-cash items, partially offset by a $137.2 million outflow from net investment in working capital. The working capital outflow was primarily driven by a $131.8 million increase in accounts receivable, a $30.9 million decrease in accrued and other liabilities and a $17.7 million decrease in other working capital accounts, partially offset by a $39.8 million increase in income taxes payable, which was settled through parent company investment, and a $12.3 million decrease in inventory. The increase in accounts receivable was attributable to the fact that $95.6 million of accounts receivable in certain jurisdictions outside the U.S. were retained by Covidien through parent company investment, which is included within the financing section of the condensed combined statement of cash flows. The decrease in accrued and other liabilities resulted largely from a $37.5 million voluntary contribution to our pension plans made prior to the Separation.
Net cash provided by operating activities of $204.2 million for the nine months ended June 29, 2012 was primarily attributable to income from continuing operations, as adjusted for non-cash items, partially offset by a $16.2 million outflow from net investments in working capital. The working capital outflow was primarily driven by a $55.5 million decrease in accrued and other liabilities and a $53.6 million increase in inventory, partially offset by a $60.5 million increase in income taxes payable, which was settled through parent company investment, and a $31.8 million decrease in accounts receivable. The decrease in accrued and other liabilities resulted largely from decreases in pension and environmental liabilities, as well as the payment in fiscal 2012 of annual cash bonuses for performance in fiscal 2011.

Investing Activities
Net cash used in investing activities increased $96.9 million to $198.5 million for the nine months ended June 28, 2013, compared with $101.6 million for the nine months ended June 29, 2012. This increase primarily resulted from an $88.1 million payment made during the nine months ended June 28, 2013 to acquire CNS Therapeutics and an $8.2 million increase in capital expenditures resulting from investments made in connection with the Separation.

Financing Activities
Net cash provided by financing activities was $372.7 million for the nine months ended June 28, 2013, compared with net cash used in financing activities of $102.6 million for the nine months ended June 29, 2012. The $475.3 million increase in cash provided by financing activities resulted from the receipt of $886.1 million of cash proceeds from the issuance of debt, net of debt financing costs, partially offset by a $412.3 million increase in net transfers to Covidien. This increase was attributable to remitting the net proceeds from the issuance of debt partially offset by the initial cash capitalization, funding of higher capital expenditures and funding of the CNS Therapeutics acquisition.

Debt and Capitalization
At June 28, 2013, total debt was $919.9 million compared with total debt at September 28, 2012 of $10.2 million, both of which were directly incurred with third parties as Covidien's debt had not been allocated to us in historical periods.
In March 2013, Mallinckrodt International Finance S.A. ("MIFSA") entered into a $250 million five-year senior unsecured revolving credit facility that matures in June 2018 ("the Credit Facility"). Borrowings under the Credit Facility will initially bear interest at LIBOR plus 1.50% per annum (subject to adjustment pursuant to a ratings-based pricing grid). The Credit Facility contains a $150 million letter of credit sublimit. The Credit Facility is subject to an initial annual facility fee of 0.25%, which is also subject to adjustment pursuant to a ratings-based pricing grid, and the fee applied to outstanding letters of credit is based on the interest rate applied to borrowings. The Credit Facility agreement contains customary affirmative and negative covenants, including a financial maintenance covenant that limits our ratio of debt to earnings before interest, income taxes, depreciation and amortization, as adjusted for certain items, and another financial maintenance covenant that requires our ratio of earnings before interest, income taxes, depreciation and amortization, as adjusted for certain items, to interest expense to exceed certain thresholds. Other nonfinancial covenants restrict, among other things, our ability to create liens, the ability of non-guarantor subsidiaries to incur additional indebtedness and our ability to merge or consolidate with any other person or sell or convey certain of our assets to any one person. MIFSA was not permitted to draw upon the Credit Facility until certain conditions were met, including completion of the Separation and Mallinckrodt plc's guaranty of MIFSA's obligations under the Credit Facility. These conditions have been satisfied as of June 28, 2013; however, there were no borrowings or letters of credit outstanding under the Credit Facility at that time.
In April 2013, MIFSA issued $300 million aggregate principal amount of 3.50% senior unsecured notes due April 2018 and $600 million aggregate principal amount of 4.75% senior unsecured notes due April 2023 (collectively, "the Notes"). Mallinckrodt plc has fully and unconditionally guaranteed the Notes on an unsecured and unsubordinated basis as of the completion of the Separation. The Notes are subject to an indenture which contains covenants limiting the ability of MIFSA, its restricted subsidiaries (as defined in the Notes) and Mallinckrodt plc, as guarantor, to incur certain liens or enter into sale and lease-back transactions. It also restricts Mallinckrodt plc and MIFSA's ability to merge or consolidate with any other person or sell or convey all or substantially all of their assets to any one person. MIFSA may redeem all of the Notes at any time, and some of the Notes from time to time, at a redemption price equal to the principal amount of the Notes redeemed plus a make-whole premium. MIFSA will pay interest on the Notes semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2013. The net proceeds to MIFSA from the issuance and sale of the Notes was $889.3 million, the majority of which was retained by Covidien per the terms of the separation and distribution agreement entered into with Covidien on June 28, 2013 ("the Separation and Distribution Agreement"). The Notes were issued and sold in a private placement; however, MIFSA is required to register the Notes with the SEC within one year of the issuance of the Notes.
As of June 28, 2013, we were, and expect to remain, in compliance with the provisions and covenants associated with our Credit Agreement, the Notes and our other debt agreements.
The cash capitalization at June 28, 2013 is subject to adjustment to compensate either Mallinckrodt or Covidien, as applicable, to the extent that the aggregate of our cash, indebtedness and specified working capital accounts as of the distribution date, as well as capital expenditures made with respect to our business during fiscal 2013 through the distribution date, deviates from a target. The adjustment payment will only be payable if the amount of the adjustment payment exceeds $20 million (in which case the entire amount will be paid).

Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in note 13 to our unaudited condensed consolidated and combined financial statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, management is of the opinion that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

Guarantees
In disposing of assets or businesses, we have historically provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. Except as discussed below, we generally do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on our financial condition, results of operations and cash flows.
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet at June 28, 2013 was $22.4 million, of which $18.3 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at June 28, 2013. As of June 28, 2013, the maximum future payments we could be required to make under these indemnification obligations was $75.5 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $23.5 million remained in other assets on the unaudited condensed consolidated balance sheet at June 28, 2013.
We have recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in note 13 to our unaudited condensed consolidated and combined financial statements. In addition, we are liable for product performance; however, in the opinion of management, such obligations will not have a material adverse effect on our financial condition, results of operations and cash flows.
In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Covidien's remaining business with Covidien, among other indemnities.

Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated and combined financial statements in conformity with accounting principles generally accepted in the U.S. requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.
We believe that our accounting policies for revenue recognition, goodwill and other intangible assets, contingencies, pension and postretirement benefits and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended June 28, 2013, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our annual combined financial statements and accompanying notes included in our information statement filed with the SEC as Exhibit 99.2 to our Current Report on Form 8-K filed on July 1, 2013.

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should" or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements.
The risk factors discussed in "Risk Factors" included in our information statement filed with the SEC as Exhibit 99.2 to our Current Report on Form 8-K filed on July 1, 2013, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our operations include activities in the United States ("U.S.") and countries outside of the U.S. These operations expose us to a variety of market risks, including the effects of changes in interest rates and currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.

Interest Rate Risk
As of June 28, 2013, our outstanding debt consisted primarily of our fixed-rate 3.50% and 4.75% senior unsecured notes due in April 2018 and April 2023, respectively, with a combined principal amount of $900 million. The carrying value of these notes was $898.0 million as of June 28, 2013. As these notes are fixed-rate debt, they do not subject us to interest rate risk.
In addition, we maintain a $250 million five-year senior unsecured revolving credit facility with a variable interest rate equal to LIBOR plus a margin subject to adjustment pursuant to a ratings-based pricing grid. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under this facility. As of June 28, 2013, there were no outstanding borrowings under this credit facility.

Currency Risk
We are exposed to currency exchange rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and non-U.S. operations. We use financial derivatives, which may include forward currency exchange contracts and currency options, to hedge this risk. However, gains and losses on these contracts would be offset by the gains or losses on the revaluation or settlement of the underlying transaction.

Item 4.	Controls and Procedures.

Under the rules and regulations of the United States Securities and Exchange Commission ("the SEC"), we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for the fiscal year ending September 26, 2014. In our Annual Report on Form 10-K for the fiscal year ending September 26, 2014, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")) as of the end of the period covered by this report. Based on management's evaluation as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

 We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described below. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we are of the opinion that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

Governmental Proceedings
On January 7, 2009, we received a subpoena from the U.S. Attorney's Office for the Northern District of California requesting production of documents relating to the sales and marketing of our Tofranil-PM™, Restoril™ and Magnacet products. In June 2013, we agreed to settlement terms in this proceeding providing for a cash payment of $3.5 million, which is consistent with our previously established accrual.
On November 30, 2011 and October 22, 2012, we received subpoenas from the U.S. Drug Enforcement Administration requesting production of documents relating to our suspicious order monitoring programs. We are complying as required by the terms of the subpoenas. While it is not possible at this time to determine with certainty the outcome of these proceedings, we believe that the ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

Patent/Antitrust Litigation
Tyco Healthcare Group LP, et al. v. Mutual Pharmaceutical Company, Inc. We filed a patent infringement suit in the U.S. District Court for the District of New Jersey against Mutual Pharmaceutical Co., Inc., et al. (collectively, "Mutual") on March 20, 2007 pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984, after Mutual submitted an Abbreviated New Drug Application to the U.S. Food and Drug Administration ("FDA") seeking to sell a generic version of our 7.5 mg Restoril™ sleep aid product. Mutual also filed antitrust and unfair competition counterclaims. The patents at issue have since expired or been found invalid. On January 18, 2013, the trial court issued an opinion and order granting our motion for summary judgment regarding Mutual's antitrust and unfair competition counterclaims. On May 1, 2013, Mutual appealed this decision to the U.S. Court of Appeals for the Federal Circuit. While it is not possible at this time to determine with certainty the ultimate outcome of the counterclaims, we believe that the final resolution of the claims will not have a material adverse effect on our financial condition, results of operations and cash flows.

Pricing Litigation
Two cases were brought against us that allege generally that we and numerous other pharmaceuticals companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid, resulting in overpayment by state Medicaid programs for those drugs. These cases, brought by state Attorneys General in Utah and Louisiana, generally seek monetary damages and attorneys' fees. We are named as a defendant in State of Utah v. Actavis US, Inc., et al. filed May 8, 2008, which is pending in the Third Judicial Circuit of Salt Lake County, Utah and in State of Louisiana v. Abbott Laboratories Inc., et al. filed November 3, 2010, which was pending in the 19th Judicial District, Parish of East Baton Rouge, Louisiana. In May 2013, we agreed to terms of settlement with the Attorney General for the State of Louisiana resolving all claims in State of Louisiana v. Abbott Laboratories Inc., et al. The settlement did not have a material impact on our unaudited condensed consolidated and combined financial statements. The Utah case is pending and we intend to contest that case and to explore other options as appropriate. While it is not possible at this time to determine with certainty the outcome of the case, we believe that the ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

Environmental Remediation and Litigation Proceedings
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We concluded that, as of June 28, 2013, it was probable that we would incur remedial costs in the range of $48.1 million to $85.6 million. We concluded that, as of June 28, 2013, the best estimate within this range was $48.2 million, of which $9.0 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at June 28, 2013.
Orrington, Maine. We were a successor to a company which owned and operated a chemical manufacturing facility in Orrington, Maine from 1967 until 1982. As such, we were responsible for the costs of completing an environmental site investigation required by the U.S. Environmental Protection Agency ("EPA") and the Maine Department of Environmental Protection. Further information and details on the history of the case can be found in our information statement filed with the SEC as Exhibit 99.2 to our Current Report on Form 8-K filed on July 1, 2013. We estimated that, as of September 28, 2012, the cost to comply with the proposed remediation alternatives at this site ranged from $95.8 million to $170.3 million. At September 28, 2012, estimated future investigation and remediation costs of $95.8 million were accrued for this site.
In accordance with the separation and distribution agreement entered into with Covidien on June 28, 2013 ("the Separation and Distribution Agreement"), this liability was retained by Covidien and, therefore, this liability was removed from environmental liabilities as of June 28, 2013, the date the Separation was completed. As we no longer manage this case, we will not continue to update the status for further developments.
Penobscot River and Bay. Since April 2000, we had been involved in the lawsuit, Maine People's Alliance and Natural Resources Defense Council, Inc. v. HoltraChem Manufacturing Company, LLC and Mallinckrodt US LLC, filed in the U.S. District Court for the District of Maine by the Natural Resources Defense Council and the Maine People's Alliance. Plaintiffs sought an injunction requiring us to conduct extensive studies of mercury contamination of the Penobscot River and Bay and options for remediating such contamination, and to perform appropriate remedial activities, if necessary. Further information and details on the history of the case can be found in our information statement filed with the SEC as Exhibit 99.2 to our Current Report on Form 8-K filed on July 1, 2013.
In accordance with the Separation and Distribution Agreement, this liability was retained by Covidien and, therefore, this liability was removed from environmental liabilities as of June 28, 2013, the date the Separation was completed. As we no longer manage this case, we will not continue to update the status for further developments.
Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. We are a successor in interest to International Minerals and Chemicals Corporation ("IMC"). Between 1967 and 1982, IMC leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the Department of Justice, the U.S. Department of the Interior and the EPA (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordnance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the Site, to compel General Dynamics to perform the remedial investigation and feasibility study ("RI/FS") for the AUS Operable Unit. General Dynamics negotiated an Administrative Order on Consent with the Government Agencies to conduct an extensive RI/FS at the Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that we are jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for alleged contamination of soils and groundwater resulting from historic operations, and has threatened to file a contribution claim against us and other parties for recovery of its costs incurred in connection with the RI/FS activities being conducted at the AUS Operable Unit. We and other PRPs who received demand letters from General Dynamics have explored settlement alternatives, but have not reached settlement to date. We and other PRPs are awaiting completion of the RI/FS by General Dynamics before the initiation of formal PRP negotiations to address resolution of these alleged claims. While it is not possible at this time to determine with certainty the ultimate outcome of this case, we believe that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on our financial condition, results of operations and cash flows.

Mallinckrodt Veterinary, Inc., Millsboro, Delaware. We previously operated a plant in Millsboro, Delaware ("the Millsboro Site") that manufactured various animal healthcare products. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third party near the Millsboro Site. We, and other former owners, assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA. We and other PRPs entered into an Administrative Order on Consent with the EPA on May 10, 2010, which was subsequently amended in November 2010 and January 2011, to investigate the potential source of TCE contamination and to evaluate options to abate, mitigate and/or eliminate the release or threat of release of hazardous substances at the Millsboro Site. We, along with the other parties, continue to conduct the studies and prepare remediation plans in accordance with the amended Administrative Order on Consent. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, we believe that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on our financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. We are one of several companies named as defendants in five tort complaints (McClurg, et al. v. MI Holdings, Inc., et al., filed February 28, 2012; Adams, et al. v. MI Holdings, Inc., et al., filed April 10, 2012, Steinmann et al. v. MI Holdings, Inc., et al., filed October 23, 2012, Schneider, et al. v. MI Holdings, Inc., et al., filed April 19, 2013 and Vorce v. MI Holdings, Inc., et al., filed June 18, 2013) with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri. These cases allege personal injury for alleged exposure to radiological substances present in Coldwater Creek in Missouri. Plaintiffs lived in various locations in Saint Louis County, Missouri near Coldwater Creek. Radiological residues which may have been present in the creek have been remediated by the U.S. Army Corps of Engineers. We believe that we have meritorious defenses to these complaints and are vigorously defending against them. We are unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) we have not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual issues to be resolved. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, we believe that the final resolution of all known claims will not have a material adverse effect on our financial condition, results of operations and cash flows.

Products Liability Litigation
We are one of four manufacturers of Gadolinium-Based Contrast Agents, such as our Optimark™ product, involved in litigation alleging that administration of these agents causes development of nephrogenic systemic fibrosis in a small number of patients with advanced renal impairment. In May 2013, we agreed to terms of settlement with the plaintiffs in all of our previously disclosed lawsuits involving our Optimark™ product. These settlements resolved cases that were included in federal multi-district litigation pending in the U.S. District Court for the Northern District of Ohio (In re Gadolinium-Based Contrast Agents Product Liability Litigation, which was established on February 27, 2008) and cases in various state courts. These settlements did not have a material impact on our unaudited condensed consolidated and combined financial statements.
Beginning with lawsuits brought in July 1976, we are also named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on our property. Each case typically names dozens of corporate defendants in addition to us. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. Our involvement in asbestos cases has been limited because we did not mine or produce asbestos. Furthermore, in our experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. We have not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intend to continue to defend these lawsuits. When appropriate, we settle claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 28, 2013, there were approximately 11,500 asbestos-related cases pending against us.We estimate pending asbestos claims and claims that were incurred but not reported, as well as insurance recoveries. We estimate our liability for pending and future claims based on claims experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. We believe that we have adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account amounts already accrued and insurance coverage, will not have a material adverse effect on our financial condition, results of operations and cash flows.

Other Matters
We are a defendant in a number of other pending legal proceedings related to present and former operations, acquisitions and dispositions. We do not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in our information statement filed with the United States Securities and Exchange Commission as Exhibit 99.2 to our Current Report on Form 8-K filed on July 1, 2013. Please refer to the "Risk Factors" section in our information statement for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

2.1
Separation and Distribution Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 1, 2013).

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Amended and Restated Memorandum and Articles of Association of Mallinckrodt plc (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed July 1, 2013).
4.1
Rights Agreement between Mallinckrodt plc and Computershare Trust Company, N.A., dated as of June 28, 2013, which includes the form of Right Certificate as Exhibit B thereto and the Summary of Rights to Purchase Preferred Shares as Exhibit C thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 1, 2013).

4.2
Indenture, dated as of April 11, 2013, by and among Mallinckrodt International Finance S.A., Covidien International Finance S.A. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed July 1, 2013).

4.3
Supplemental Indenture, dated as of June 28, 2013, by and among Mallinckrodt plc, Mallinckrodt International Finance S.A. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed July 1, 2013).

4.4
Registration Rights Agreement, dated as of April 11, 2013, by and among Mallinckrodt International Finance S.A., Goldman, Sachs & Co., J.P. Morgan Securities LLC and the other purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 2 to Form 10 filed May 8, 2013).

10.1	Tax Matters Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
10.2	Employee Matters Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 1, 2013).
10.3	Transition Services Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 1, 2013).
10.4
Credit Agreement, dated as of March 25, 2013, by and among Mallinckrodt International Finance S.A., JPMorgan Chase Bank, National Association, as administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.4 to the Company's Amendment No. 2 to Form 10 filed May 8, 2013).

10.5	Form of Deed of Indemnification by and between Mallinckrodt plc and Directors and Secretary (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed July 1, 2013).
10.6
Form of Indemnification Agreement by and between Mallinckrodt Brand Pharmaceuticals, Inc. and Directors and Secretary (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed July 1, 2013).

10.7	Mallinckrodt Pharmaceuticals Severance Plan for U.S. Officers and Executives (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed July 1, 2013).
10.8
Mallinckrodt Pharmaceuticals Change in Control Severance Plan for Certain U.S. Officers and Executives (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed July 1, 2013).

10.9
Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Restricted Unit Award for Chief Executive Officer (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed July 1, 2013).

10.1	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Option Award (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed July 1, 2013).
10.11	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Restricted Unit Award (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed July 1, 2013).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended June 28, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

By:	/s/ Matthew Harbaugh
Matthew Harbaugh Senior Vice President and Chief Financial Officer (principal financial officer)

Date: August 12, 2013