Form 10-Q
period 2013-12-27
Mallinckrodt plc
filed 2014-02-07
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2013

or

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
Ordinary shares, $0.20 par value - 58,169,085 shares as of January 31, 2014

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended
	December 27, 2013	December 28, 2012
Net sales	$540.2	$504.0
Cost of sales	284.6	270.5
Gross profit	255.6	233.5

Selling, general and administrative expenses	146.2	146.8
Research and development expenses	39.0	38.4
Separation costs	2.2	12.0
Restructuring charges, net	8.0	0.2
Gains on divestiture and license	(12.9)	(0.7)
Operating income	73.1	36.8

Interest expense	(9.8)	(0.1)
Interest income	0.3	—
Other (expense) income, net	(0.6)	0.2
Income from continuing operations before income taxes	63.0	36.9

Provision for income taxes	16.6	17.1
Income from continuing operations	46.4	19.8

Loss from discontinued operations, net of income taxes	(0.8)	(0.6)

Net income	$45.6	$19.2

Basic earnings (loss) per share (Note 7):
Income from continuing operations	$0.80	$0.34
Loss from discontinued operations	(0.01)	(0.01)
Net income	0.79	0.33

Basic weighted-average shares outstanding	57.8	57.7

Diluted earnings (loss) per share (Note 7):
Income from continuing operations	$0.79	$0.34
Loss from discontinued operations	(0.01)	(0.01)
Net income	0.78	0.33

Diluted weighted-average shares outstanding	58.4	57.7

See Notes to Condensed Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	December 27, 2013	December 28, 2012
Net income	$45.6	$19.2
Other comprehensive income, net of tax
Currency translation adjustments	0.4	0.3
Unrecognized gain on derivatives, net of $(0.1) and $- tax	0.1	—
Unrecognized (loss) gain on benefit plans, net of $0.1 and $- tax	(0.3)	0.3
Total other comprehensive income, net of tax	0.2	0.6
Comprehensive income	$45.8	$19.8

See Notes to Condensed Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 27, 2013	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$287.8	$275.5
Accounts receivable, less allowance for doubtful accounts of $5.2 and $4.6	396.8	400.8
Inventories	428.9	403.1
Deferred income taxes	163.5	171.1
Prepaid expenses and other current assets	131.8	134.4
Total current assets	1,408.8	1,384.9
Property, plant and equipment, net	997.3	997.4
Goodwill	532.0	532.0
Intangible assets, net	413.3	422.1
Other assets	218.0	220.2
Total Assets	$3,569.4	$3,556.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1.4	$1.5
Accounts payable	144.5	120.9
Accrued payroll and payroll-related costs	32.7	66.5
Accrued branded rebates	37.5	34.6
Accrued and other current liabilities	337.9	376.7
Total current liabilities	554.0	600.2
Long-term debt	918.0	918.3
Pension and postretirement benefits	105.9	108.0
Environmental liabilities	38.7	39.5
Deferred income taxes	317.3	310.1
Other income tax liabilities	149.7	153.1
Other liabilities	176.5	171.8
Total Liabilities	2,260.1	2,301.0
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 58,079,356 and 57,713,873 issued; 58,061,463 and 57,713,390 outstanding	11.6	11.5
Ordinary shares held in treasury at cost, 17,893 and 483	(0.9)	—
Additional paid-in capital	1,110.8	1,102.1
Retained earnings	79.1	33.5
Accumulated other comprehensive income	108.7	108.5
Total Shareholders' Equity	1,309.3	1,255.6
Total Liabilities and Shareholders' Equity	$3,569.4	$3,556.6

See Notes to Condensed Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	December 27, 2013	December 28, 2012
Cash Flows From Operating Activities:
Net income	$45.6	$19.2
Loss from discontinued operations, net of income taxes	0.8	0.6
Income from continuing operations	46.4	19.8
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	35.1	33.7
Share-based compensation	3.3	3.5
Deferred income taxes	15.0	1.6
Other non-cash items	(3.8)	(1.1)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	4.9	(2.6)
Inventories	(33.2)	(41.7)
Accounts payable	21.3	—
Income taxes	(8.3)	12.1
Accrued and other liabilities	(66.4)	(83.4)
Other	7.8	(0.9)
Net cash provided by (used in) operating activities	22.1	(59.0)
Cash Flows From Investing Activities:
Capital expenditures	(21.7)	(42.8)
Acquisition, net of cash acquired	—	(88.1)
Restricted cash	4.1	0.5
Other	5.0	0.2
Net cash (used in) investing activities	(12.6)	(130.2)
Cash Flows From Financing Activities:
Repayment of capital leases	(0.3)	(0.3)
Excess tax benefit from share-based compensation	1.3	1.9
Net transfers to parent	—	187.6
Proceeds from exercise of share options	4.2	—
Repurchase of shares	(0.9)	—
Other	(0.1)	—
Net cash provided by financing activities	4.2	189.2
Effect of currency rate changes on cash	(1.4)	—
Net increase in cash and cash equivalents	12.3	—
Cash and cash equivalents at beginning of period	275.5	—
Cash and cash equivalents at end of period	$287.8	$—

See Notes to Condensed Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at September 27, 2013	57.7	$11.5	—	$—	$1,102.1	$33.5	$108.5	$1,255.6
Net income	—	—	—	—	—	45.6	—	45.6
Currency translation adjustments	—	—	—	—	—	—	0.4	0.4
Change in derivatives, net of tax	—	—	—	—	—	—	0.1	0.1
Minimum pension liability, net of tax	—	—	—	—	—	—	(0.3)	(0.3)
Share options exercised	0.1	—	—	—	5.5	—	—	5.5
Vesting of restricted shares	0.3	0.1	—	—	(0.1)	—	—	—
Share-based compensation	—	—	—	—	3.3	—	—	3.3
Repurchase of shares	—	—	—	(0.9)	—	—	—	(0.9)
Balance at December 27, 2013	58.1	$11.6	—	$(0.9)	$1,110.8	$79.1	$108.7	$1,309.3

See Notes to Condensed Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(unaudited, dollars in millions, expect per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc, and its subsidiaries (collectively, "Mallinckrodt" or "the Company"), is a global company that develops, manufactures, markets and distributes both branded and specialty generic pharmaceuticals, active pharmaceutical ingredients ("API") and diagnostic imaging agents. These products are found in almost every hospital, standalone diagnostic imaging center or pharmacy in the United States ("U.S.") and the Company has a commercial presence in approximately 70 countries. The Company believes its extensive commercial reach and formulation expertise, coupled with its ability to navigate the highly regulated and technical nature of its business, have created compelling competitive advantages that it anticipates will sustain future revenue growth.
The Company conducts its business in the following two segments:

•
Specialty Pharmaceuticals produces and markets branded and specialty generic pharmaceuticals and API, comprised of medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Global Medical Imaging develops, manufactures and markets contrast media and delivery systems ("CMDS") and radiopharmaceuticals (nuclear medicine).

On June 28, 2013, the Pharmaceuticals business of Covidien plc ("Covidien") was transferred to Mallinckrodt plc, thereby completing its legal separation from Covidien ("the Separation"). On July 1, 2013, Mallinckrodt plc began regular way trading on the New York Stock Exchange under the ticker symbol "MNK."

Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements reflect the consolidated financial results of the Company as an independent, publicly-traded company for the three months ended December 27, 2013 and the consolidated financial position as of December 27, 2013 and September 27, 2013. The three months ended December 28, 2012 reflect the combined results of operations of the Pharmaceutical business of Covidien.
The unaudited condensed consolidated and combined financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of the unaudited condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated and combined financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which they own or control more than fifty percent of the voting shares, or have the ability to control through similar rights. The results of entities disposed of are included in the unaudited condensed consolidated and combined financial statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. Divestitures of product lines not representing businesses have been reflected in operating income. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data were derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited condensed consolidated and combined financial statements should be read in conjunction with the Company's audited annual consolidated and combined financial statements included in its Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("the SEC") on December 13, 2013.
The Company's unaudited condensed combined financial statements for the three months ended December 28, 2012 may not be indicative of its future performance and do not necessarily reflect the results of operations and cash flows that would have been had it operated as an independent, publicly-traded company during that period. The unaudited condensed combined financial statements for the three months ended December 28, 2012 include expense allocations for certain functions provided by Covidien, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating expenses, headcount or other measures. The amounts allocated were $11.9 million during the three months ended December 28, 2012, and were included within selling, general and administrative expenses. Management considers the bases on which the expenses were allocated to reasonably reflect the utilization of services provided to, or the benefit received by, the Company; however, the allocations may not reflect the expense the Company would have incurred as an independent, publicly-traded company during that period. Following the Separation, the Company has performed these functions using its own resources or purchased services, certain of which are being provided by Covidien during a transitional period pursuant to a transition services agreement dated June 28, 2013, between Mallinckrodt and Covidien, particularly in relation to areas outside the U.S. The terms and prices on which such services are rendered may not be as favorable as those that were allocated to the Company by Covidien.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of September. The first fiscal quarters of 2014 and 2013 ended on December 27, 2013 and December 28, 2012, respectively. Fiscal 2013 consisted of 52 weeks and ended on September 27, 2013. Unless otherwise indicated, the three months ended December 27, 2013 refers to the thirteen week period ended December 27, 2013 and the three months ended December 28, 2012 refers to the thirteen week period ended December 28, 2012.

2.	Recently Issued Accounting Standards
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11 in December 2011, "Disclosures about Offsetting Assets and Liabilities," which was clarified in January 2013 by ASU 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This guidance provides new disclosure requirements about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a netting agreement, to enable users of financial statements to understand the effects or potential effects of those arrangements on an entity's financial position. The guidance was effective for the Company in the first quarter of fiscal 2014. The adoption did not have a material impact on the Company's financial condition, results of operations and cash flows.
FASB issued ASU 2013-02, "Reporting Amounts Classified out of Accumulated Other Comprehensive Income," in February 2013. This guidance requires an entity to present, either on the face of the statement of income or separately in the notes to the financial statements, the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income, if those amounts are required to be reclassified to net income in their entirety in the same reporting period. For other amounts not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance was effective for the Company in the first quarter of fiscal 2014. The adoption did not have a material impact on the Company's financial condition, results of operations and cash flows.
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

3.	License of Intellectual Property
The Company was involved in patent disputes with a counterparty relating to certain intellectual property relevant to extended release oxymorphone. In December 2013, the counterparty agreed to pay the Company an upfront cash payment of $4.0 million and contractually obligated future payments of $8.0 million through July 2018, in exchange for the withdrawl of all claims associated with the intellectual property and a license to utilize the Company's intellectual property. The Company has completed the earnings process associated with the agreement and, recorded an $11.7 million gain, included within gains on divestitures and license, during the three months ended December 27, 2013.

4.	Acquisitions
CNS Therapeutics
On October 1, 2012, the Company's Specialty Pharmaceuticals segment acquired all the outstanding equity of CNS Therapeutics, Inc. ("CNS Therapeutics"), a specialty pharmaceuticals company focused on developing and commercializing intrathecal products for site-specific administration to the central nervous system to treat neurological disorders and intractable chronic pain, for total consideration of $95.0 million. The total consideration was comprised of an upfront cash payment of $88.1 million (net of cash acquired of $3.6 million) and the fair value of contingent consideration of $6.9 million. This contingent consideration, which could potentially total a maximum of $9.0 million, is discussed further in Note 18. The acquisition of CNS Therapeutics expanded the Company's branded pharmaceuticals portfolio and supports the Company's strategy of leveraging its therapeutic expertise and core capabilities in manufacturing, regulatory and commercialization to serve patients. With the acquisition, the Company now offers products for use in the management of severe spasticity of cerebal or spinal origin with a research and development pipeline of an additional presentation and concentration of GABLOFEN® (baclofen injection) ("Gablofen"), as well as other investigational pain products for intrathecal administration.
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
The consolidated and combined statements of income for the three months ended December 27, 2013 and December 28, 2012 contained $7.6 million and $6.5 million, respectively, of net sales of intrathecal products added to the Company's portfolio from the CNS Therapeutics acquisition. Acquisition and integration costs included in the periods presented were not material.

5.	Restructuring and Related Charges
During fiscal 2013, the Company launched a restructuring program designed to improve its cost structure ("the 2013 Mallinckrodt Program"). The 2013 Mallinckrodt Program includes actions across both segments, as well as within corporate functions. The Company expects to incur charges of $100.0 million to $125.0 million under this program as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of fiscal 2016.
Prior to Separation, Covidien initiated restructuring programs, which also applied to its Pharmaceutical business. Restructuring actions associated with acquisitions made prior to the Separation are included within Other programs below. These programs were substantially completed as of September 27, 2013.
Net restructuring and related charges by segment were as follows:

	Three Months Ended
	December 27, 2013	December 28, 2012
Specialty Pharmaceuticals	$—	$0.7
Global Medical Imaging	8.1	0.3
Restructuring and related charges, net	8.1	1.0
Less: accelerated depreciation	(0.1)	(0.8)
Restructuring charges, net	$8.0	$0.2

Net restructuring and related charges were comprised of the following:

	Three Months Ended
	December 27, 2013	December 28, 2012
2013 Mallinckrodt Program	$8.3	$—
Other programs	(0.2)	1.0
Total programs	8.1	1.0
Less: non-cash charges, including accelerated depreciation	(0.1)	(0.9)
Total charges expected to be settled in cash	$8.0	$0.1

The following table summarizes cash activity for restructuring reserves, substantially all of which related to employee severance and benefits:

	2013 Mallinckrodt Program	Other Programs	Total
Balance at September 27, 2013	$14.9	$10.6	$25.5
Charges	10.2	0.3	10.5
Changes in estimate	(2.0)	(0.5)	(2.5)
Cash payments	(2.2)	(3.7)	(5.9)
Balance at December 27, 2013	$20.9	$6.7	$27.6

Net restructuring and related charges, including associated asset impairments, incurred cumulative to date related to the 2013 Mallinckrodt Program were as follows:

Specialty Pharmaceuticals	$2.4
Global Medical Imaging	17.6
Corporate	3.0
$23.0

Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

6.	Income Taxes
Income tax expense was $16.6 million on income from continuing operations before income taxes of $63.0 million for the three months ended December 27, 2013 and $17.1 million on income from continuing operations before income taxes of $36.9 million for the three months ended December 28, 2012. This resulted in effective tax rates of 26.3% and 46.3% for the three months ended December 27, 2013 and December 28, 2012, respectively. The effective tax rates were impacted by the deductibility of separation costs, due to the tax free status of the Separation. During the three months ended December 27, 2013, the Company received a $0.7 million tax benefit on $2.2 million of separation costs compared with a $0.3 million tax benefit on $12.0 million of separation costs for the three months ended December 28, 2012. Furthermore, the Company's effective tax rate for the three months ended December 28, 2012 reflected the business as historically managed by Covidien rather than as an independent, publicly-traded company.
The Company's unrecognized tax benefits, excluding interest, totaled $100.7 million at December 27, 2013 and $100.1 million at September 27, 2013. The net increase of $0.6 million primarily resulted from increases to prior period tax positions of $4.3 million, current year activity of $0.5 million and reductions to unrecognized tax benefits as a result of the lapse of the applicable statutes of limitation of $4.2 million. Included within the $100.7 million of total unrecognized tax benefits at December 27, 2013, there were $96.9 million of unrecognized tax benefits, which if favorably settled would benefit the effective tax rate. The total amount of accrued interest related to these obligations was $58.3 million at December 27, 2013 and $62.1 million at September 27, 2013.
It is reasonably possible that within the next twelve months, as a result of the resolution of various federal, state and foreign examinations and appeals, additions related to prior period tax positions, and the expiration of various statutes of limitation, that the unrecognized tax benefits may decrease by up to $11.1 million and the amount of interest and penalties may decrease by up to $12.5 million.

7.	Earnings (Loss) per Share
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

The computations of basic and diluted earnings (loss) per share assumes that the number of shares outstanding for periods prior to June 28, 2013 was equal to the number of ordinary shares of Mallinckrodt outstanding on June 28, 2013, immediately following the distribution of one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien. The dilutive effect of the Company's share-based awards that were issued as a result of the conversion of Covidien share-based awards with the Separation, the initial equity awards granted to certain of the Company's executives on July 1, 2013 and any other Company grants made since the Separation have been included in the computation of diluted earnings per share for the three months ended December 27, 2013, weighted appropriately for the portion of the period they were outstanding.

	Three months ended
	December 27, 2013	December 28, 2012
Weighted-average shares for basic earnings (loss) per share	57.8	57.7
Effect of share options and restricted shares	0.6	—
Weighted-average shares for diluted earnings (loss) per share	58.4	57.7

The computation of diluted earnings per share for the three months ended December 27, 2013 excludes less than 0.1 million of equity awards because the effect of which would have been anti-dilutive.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	December 27, 2013	September 27, 2013
Raw materials and supplies	$84.6	$68.8
Work in process	212.6	191.5
Finished goods	131.7	142.8
	$428.9	$403.1

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	December 27, 2013	September 27, 2013
Property, plant and equipment, gross	$1,896.3	$1,873.7
Less: accumulated depreciation	(899.0)	(876.3)
Property, plant and equipment, net	$997.3	$997.4

Depreciation expense for property, plant and equipment was $26.3 million and $24.8 million during the three months ended December 27, 2013 and December 28, 2012, respectively. Depreciation expense included depreciation on demonstration equipment of $1.1 million and $0.8 million for the three months ended December 27, 2013 and December 28, 2012, respectively. Demonstration equipment was included within other assets on the unaudited condensed consolidated balance sheets.

10.	Goodwill and Intangible Assets
The carrying amount of goodwill by segment for the periods presented was as follows:

	December 27, 2013	September 27, 2013
Specialty Pharmaceuticals	$312.3	$312.3
Global Medical Imaging	219.7	219.7
	$532.0	$532.0

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	December 27, 2013		September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$449.2	$202.2	$449.2	$196.6
Licenses	191.1	82.4	191.1	79.3
Trademarks	7.9	3.9	7.9	3.8
Total	$648.2	$288.5	$648.2	$279.7
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	18.6		18.6
Total	$53.6		$53.6

Intangible asset amortization expense was $8.8 million and $8.9 million during the three months ended December 27, 2013 and December 28, 2012, respectively. The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of fiscal 2014	$26.6
Fiscal 2015	35.4
Fiscal 2016	35.3
Fiscal 2017	33.9
Fiscal 2018	25.2

11.	Debt
Debt was comprised of the following at the end of each period:

	December 27, 2013	September 27, 2013
Current maturities of long-term debt:
Capital lease obligation	$1.4	$1.4
Loan payable	—	0.1
Total current debt	1.4	1.5
Long-term debt:
3.50% notes due April 2018	299.9	299.9
9.50% debentures due May 2022	10.4	10.4
8.00% debentures due March 2023	8.0	8.0
4.75% notes due April 2023	598.2	598.2
Capital lease obligation	1.5	1.8
Total long-term debt	918.0	918.3
Total debt	$919.4	$919.8

In March 2013, Mallinckrodt International Finance S.A. ("MIFSA"), a subsidiary of the Company, entered into a $250.0 million five-year senior unsecured revolving credit facility that matures in June 2018 ("the Credit Facility"). Borrowings under the Credit Facility bear interest at LIBOR plus 1.50% per annum (subject to adjustment pursuant to a ratings-based pricing grid). The Credit Facility contains a $150.0 million letter of credit sublimit. The Credit Facility is subject to an initial annual facility fee of 0.25%, which is also subject to adjustment pursuant to a ratings-based pricing grid, and the fee applied to outstanding letters of credit is based on the interest rate applied to borrowings. The Credit Facility agreement contains customary affirmative and negative covenants. MIFSA's obligations under the Credit Facility are guaranteed by Mallinckrodt plc. As of December 27, 2013, there were no borrowings or letters of credit outstanding under the Credit Facility.
In April 2013, MIFSA issued and sold in a private placement $300.0 million aggregate principal amount of 3.50% senior unsecured notes due April 2018 and $600.0 million aggregate principal amount of 4.75% senior unsecured notes due April 2023 (collectively, "the Notes"). In connection with the initial offering, MIFSA entered into a registration rights agreement with the initial purchasers in which MIFSA agreed, among other things, to register the Notes with the SEC within one year of the issuance of the Notes. On January 16, 2014, MIFSA filed this registration statement, which has not yet been declared effective. The Notes are subject to an indenture which contains customary affirmative and negative covenants. Mallinckrodt plc has fully and unconditionally guaranteed the Notes on an unsecured and unsubordinated basis. MIFSA pays interest on the Notes semiannually in arrears on April 15 and October 15 of each year.
As of December 27, 2013, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its Credit Agreement, the Notes and its other debt agreements.

12.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended
	December 27, 2013	December 28, 2012
Service cost	$1.3	$1.2
Interest cost	4.9	4.6
Expected return on plan assets	(6.1)	(7.4)
Amortization of net actuarial loss	2.1	3.0
Amortization of prior service (credit) cost	(0.1)	0.1
Net periodic benefit cost	$2.1	$1.5

The net periodic benefit credit for postretirement benefit plans for the three months ended December 27, 2013 and December 28, 2012 was $1.8 million and $1.6 million, respectively. The components of the credit were not material.
During the three months ended December 28, 2012, Covidien made a $37.5 million voluntary contribution to the Company's pension plans. The Company may elect to make voluntary contributions to its defined benefit pension plans or its postretirement benefit plans during fiscal 2014.

13.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income were as follows:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 27, 2013	$158.6	$(7.3)	$(42.8)	$108.5
Other comprehensive income before reclassifications	0.4	—	—	0.4
Amounts reclassified from accumulated other comprehensive income	—	0.1	(0.3)	(0.2)
Net current period other comprehensive income	0.4	0.1	(0.3)	0.2
Balance at December 27, 2013	$159.0	$(7.2)	$(43.1)	$108.7

The following summarizes reclassifications out of accumulated other comprehensive income for the three months ended December 27, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized gain on derivatives	$0.2	Interest expense
Income tax provision	(0.1)	Provision for income taxes
Net of income taxes	0.1

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.1	(1)
Prior service cost	(2.5)	(1)
Total before tax	(0.4)
Income tax provision	0.1	Provision for income taxes
Net of income taxes	(0.3)

Total reclassifications for the period	$(0.2)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

14.	Transactions with Former Parent Company
Prior to the completion of the Separation on June 28, 2013, the Company was part of Covidien and, as such, transactions between Covidien and the Company were considered related party transactions. These intercompany transactions were included in the unaudited condensed combined financial statements for the three months ended December 28, 2012, and were considered to be effectively settled for cash at the time the transactions were recorded. The continuing relationship between Covidien and the Company is primarily governed through agreements entered into as part of the Separation, including a separation and distribution agreement, a tax matters agreement and a transition services agreement. These agreements were filed with the SEC as Exhibits 2.1, 10.1 and 10.3, respectively, to the Company's Current Report on Form 8-K filed on July 1, 2013. For further discussion on these agreements and other historical related party transactions, refer to the Company's Annual Report on Form 10-K filed with the SEC on December 13, 2013.

Sales and Purchases
During the three months ended December 27, 2013 and December 28, 2012, the Company sold inventory to Covidien in the amount of $12.1 million and $14.1 million, respectively, which is included in net sales in the unaudited condensed consolidated and combined statements of income. The Company also purchases inventories from Covidien. The Company recognized cost of sales from these inventory purchases of $10.0 million and $12.9 million during the three months ended December 27, 2013 and December 28, 2012.

Allocated Expenses
As discussed in Note 1, the unaudited condensed combined financial statements for the three months ended December 28, 2012 included expense allocations for certain functions provided by Covidien, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and share-based compensation. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating expenses, headcount or other measures. The amounts allocated were $11.9 million during the three months ended December 28, 2012, and were included within selling, general and administrative expenses.

Balance Sheet Impacts
Subsequent to the Separation, the Company and Covidien maintain an ongoing relationship in which each party may provide services to the other party, including the distribution of goods. As a result of these relationships, the unaudited condensed consolidated balance sheets as of December 27, 2013 and September 27, 2013 included $66.2 million and $62.2 million, respectively, of amounts due to the Company from Covidien, within prepaid expenses and other current assets, and $72.7 million and $79.3 million, respectively, of amounts the Company owes Covidien, included within accrued and other liabilities.

15.	Guarantees
In disposing of assets or businesses, the Company has historically provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. The Company assesses the probability of potential liabilities related to such representations, warranties and indemnities and adjusts potential liabilities as a result of changes in facts and circumstances. The Company believes, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of December 27, 2013 and September 27, 2013 was $16.8 million and $20.1 million, respectively, of which $13.9 million and $17.2 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at December 27, 2013 and September 27, 2013. As of December 27, 2013, the maximum future payments the Company could be required to make under these indemnification obligations was $71.4 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.4 million and $23.5 million remained in other assets on the unaudited condensed consolidated balance sheets at December 27, 2013 and September 27, 2013, respectively.
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 16. In addition, the Company is liable for product performance; however, the Company believes, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.
The Company is required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating its ability to fund the decommissioning of its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though the Company does not intend to close this facility. The Company has provided this financial assurance in the form of a $58.0 million surety bond.

In addition, as of December 27, 2013, the Company had a $21.1 million letter of credit to guarantee decommissioning costs associated with its Saint Louis, Missouri plant. As of December 27, 2013, the Company had various other letters of credit and guarantee and surety bonds totaling $32.7 million.
In addition, the separation and distribution agreement entered into with Covidien at the Separation provides for cross-indemnities principally designed to place financial responsibility of the obligations and liabilities of the Company's business with the Company and financial responsibility for the obligations and liabilities of Covidien's remaining business with Covidien, among other indemnities.

16.	Commitments and Contingencies
The Company is subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described below. The Company believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, the Company believes, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.

Governmental Proceedings
On November 30, 2011 and October 22, 2012, the Company received subpoenas from the U.S. Drug Enforcement Administration requesting production of documents relating to its suspicious order monitoring programs. The Company is complying as required by the terms of the subpoenas. While it is not possible at this time to determine with certainty the outcome of these proceedings, the Company believes, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.

Patent/Antitrust Litigation
Tyco Healthcare Group LP, et al. v. Mutual Pharmaceutical Company, Inc. The Company filed a patent infringement suit in the U.S. District Court for the District of New Jersey against Mutual Pharmaceutical Co., Inc., et al. (collectively, "Mutual") on March 20, 2007 pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984, after Mutual submitted an Abbreviated New Drug Application to the U.S. Food and Drug Administration ("FDA") seeking to sell a generic version of the Company's 7.5mg RESTORIL™ sleep aid product. Mutual also filed antitrust and unfair competition counterclaims. The patents at issue have since expired or been found invalid. On January 18, 2013, the trial court issued an opinion and order granting the Company's motion for summary judgment regarding Mutual's antitrust and unfair competition counterclaims. On May 1, 2013, Mutual appealed this decision to the U.S. Court of Appeals for the Federal Circuit and oral arguments were heard on February 6, 2014. While it is not possible at this time to determine with certainty the ultimate outcome of the counterclaims, the Company believes, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.

Pricing Litigation
State of Utah v. Actavis US, Inc., et al. The Company, along with numerous other pharmaceuticals companies, are defendants in this matter which was filed May 8, 2008, and is pending in the Third Judicial Circuit of Salt Lake County, Utah. The State of Utah alleges, generally, that the defendants reported false pricing information in connection with certain drugs that are reimbursable under Medicaid, resulting in overpayment by state Medicaid programs for those drugs, and is seeking monetary damages and attorneys' fees. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. While it is not possible at this time to determine with certainty the outcome of the case, the Company believes, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of December 27, 2013, it was probable that it would incur remedial costs in the range of $44.5 million to $80.3 million. The Company also concluded that, as of December 27, 2013, the best estimate within this range was $44.5 million, of which $5.8 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at December 27, 2013.
Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. The Company is a successor in interest to International Minerals and Chemicals Corporation ("IMC"). Between 1967 and 1982, IMC leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the Department of Justice, the U.S. Department of the Interior and the U.S. Environmental Protection Agency ("EPA") (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordnance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the Site, to compel General Dynamics to perform the remedial investigation and feasibility study ("RI/FS") for the AUS Operable Unit. General Dynamics negotiated an Administrative Order on Consent with the Government Agencies to conduct an extensive RI/FS at the Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that the Company is jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for alleged contamination of soils and groundwater resulting from historic operations, and has threatened to file a contribution claim against the Company and other parties for recovery of its costs incurred in connection with the RI/FS activities being conducted at the AUS Operable Unit. The Company and other PRPs who received demand letters from General Dynamics have explored settlement alternatives, but have not reached settlement to date. The Company and other PRPs are awaiting completion of the RI/FS by General Dynamics before the initiation of formal PRP negotiations to address resolution of these alleged claims. While it is not possible at this time to determine with certainty the ultimate outcome of this case, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Mallinckrodt Veterinary, Inc., Millsboro, Delaware. The Company previously operated a plant in Millsboro, Delaware ("the Millsboro Site") that manufactured various animal healthcare products. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third party near the Millsboro Site. The Company, and other former owners, assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA. The Company and other PRPs entered into an Administrative Order on Consent ("AOC") with the EPA on May 10, 2010, which was subsequently amended in November 2010 and January 2011, to investigate the potential source of TCE contamination and to evaluate options to abate, mitigate or eliminate the release or threat of release of hazardous substances at the Millsboro Site. The Company, along with other parties, continues to conduct the studies and prepare remediation plans in accordance with the amended AOC. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. The Company is named as a defendant in 14 tort complaints filed between February 2012 and January 2014 with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri. These cases allege personal injury for alleged exposure to radiological substances present in Coldwater Creek in Missouri. Plaintiffs lived in various locations in Saint Louis County, Missouri near Coldwater Creek. Radiological residues which may have been present in the creek have been remediated by the U.S. Army Corps of Engineers. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. The Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual issues to be resolved. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes, given the information currently available, that the ultimate resolution of all known claims will not have a material adverse effect on its financial condition, results of operations and cash flows.

Lower Passaic River, New Jersey. The Company and approximately 70 other companies comprise the Lower Passaic Cooperating Parties Group ("the CPG") and are parties to a May 2007 AOC with the EPA to perform a RI/FS of the lower seventeen miles of the Lower Passaic River in New Jersey ("the River"). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey. In June 2007, the EPA released a draft Focused Feasibility Study ("FFS") which addressed various early action remediation alternatives for the River. The EPA has not released the final FFS. As an interim step related to the 2007 AOC, the CPG voluntarily entered into an AOC on June 18, 2012, with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company's estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are immaterial and have been accrued.
At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows. However; in the event of adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact to the Company's results of operations and cash flows could become material.

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is also named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of December 27, 2013, there were approximately 11,500 asbestos-related cases pending against the Company.
The Company estimates pending asbestos claims and claims that were incurred but not reported and related insurance recoveries, which are recorded on a gross basis in the unaudited condensed consolidated balance sheet. The Company's estimate of its liability for pending and future claims is based on claims experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes, given the information currently available, that the ultimate resolution of all known and anticipated future claims, after taking into account amounts already accrued, along with recoveries from insurance, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Asset Retirement Obligations
The Company has recorded asset retirement obligations for the estimated future costs primarily associated with legal obligations to decommission facilities within the Global Medical Imaging segment, including the facilities located in Petten, the Netherlands and Maryland Heights, Missouri. Substantially all of these obligations are included in other liabilities on the consolidated and combined balance sheets. The following table provides a summary of the changes in the Company's asset retirement obligations:

Balance at September 27, 2013	$50.6
Additions	—
Accretion expense	0.8
Payments	—
Currency translation	0.3
Balance at December 27, 2013	$51.7

The Company believes, given the information currently available, that any potential payment of such estimated amounts will not have a material adverse effect on its financial condition, results of operations and cash flows.

Industrial Revenue Bonds
The Company exchanged title to $27.4 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under a capital lease expiring December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a property tax abatement ten years from the date the property is placed in service. Due to right of offset, the capital lease obligation and IRB asset are recorded net in the unaudited condensed consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.

Tax Matters
The income tax returns of the Company and its subsidiaries are periodically examined by various tax authorities. The resolution of these matters is subject to the conditions set forth in the tax matters agreement entered into between the Company and Covidien ("the Tax Matters Agreement"). Covidien has the right to administer, control and settle all U.S. income tax audits for periods prior to the Separation. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that established liabilities are reasonable and that the ultimate resolution of these matters will not have a material adverse effect on its financial condition, results of operations and cash flows.
With respect to certain tax returns filed by predecessor affiliates of the Company and Covidien, the IRS has concluded its field examination for the years 1997 through 2000 and has proposed tax adjustments. Several of the proposed adjustments could also affect both Covidien's and the Company's income tax returns for years after 2000. Certain of the IRS's proposed adjustments have been appealed, and all but one of the matters associated with the proposed tax adjustments have been resolved. The unresolved proposed adjustment asserts that substantially all of the predecessor affiliates' intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on the U.S. income tax returns. This matter is subject to the Company's $200.0 million limitation for periods prior to September 29, 2012, as prescribed in the Tax Matters Agreement. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information available to it today, that it will not have a material adverse effect on its financial condition, results of operations and cash flows.

Other Matters
The Company is a defendant in a number of other pending legal proceedings relating to present and former operations, acquisitions and dispositions. Given the information currently available, the Company does not expect the ultimate resolution of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations and cash flows.

17.	Derivative Instruments
The Company is exposed to certain risks relating to its business operations. Foreign currency option and forward contracts are used to manage the foreign exchange exposures of operations outside the U.S. Swap contracts on commodities historically have been periodically entered into to manage the price risk associated with forecasted purchases of commodities used in the Company's manufacturing processes. Risks that relate to interest rate exposure are managed by using derivative instruments, such as interest rate lock contracts. Changes in the fair value of the derivative financial instruments are recognized in the Company's earnings unless specific hedge criteria are met.

Foreign Exchange Exposure
The Company has foreign exchange exposure on the translation of the financial statements and on transactions denominated in foreign currencies. The Company's policy allows for the use of various forward and option contracts to manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loans, intercompany cash pooling arrangements and forecasted transactions that are denominated in certain foreign currencies. Existing contracts did not meet the necessary criteria to qualify for hedge accounting; accordingly, all associated changes in fair value were recognized in earnings.

The location and amount of the net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments was recorded as follows:

	Three Months Ended
	December 27, 2013	December 28, 2012
Cost of sales	$(0.2)	$(0.9)
Selling, general and administrative	—	1.1
Other (expense) income, net	4.2	—
	$4.0	$0.2

Foreign currency losses included within net income for the three months ended December 27, 2013 and December 28, 2012 were $5.0 million and $0.5 million, respectively.
The fair value of foreign exchange forward and option contracts were included in the following captions of our unaudited condensed consolidated balance sheets at the end of each period:

	December 27, 2013	September 27, 2013
Prepaid expenses and other current assets	$1.9	$0.9
Accrued and other current liabilities	0.3	1.4

Commodities Exposure
Prior to the Separation, Covidien entered into gas commodity swap contracts on behalf of the Company, which were accounted for as cash flow hedges. As of December 27, 2013, there were no outstanding gas commodity swap contracts; however, the Company may utilize such contracts in the future to mitigate price risk associated with its forecasted commodity purchases. The amounts of the net losses on these contracts recorded during the three months ended December 28, 2012 were as follows:

Cost of sales	$0.1
Selling, general and administrative	0.3
$0.4

Interest Rate Exposure
MIFSA entered into three forward interest rate lock contracts in March 2013 and April 2013, each with a $300.0 million notional value and designated as cash flow hedges, against the risk of variability in market interest rates in advance of its anticipated issuance of its ten-year fixed rate senior notes due April 2023. Each interest rate lock contract was considered to be highly effective and the $7.6 million loss resulting from their settlements was recorded in accumulated other comprehensive income. As of December 27, 2013, $7.2 million of this loss remains in accumulated other comprehensive income and will be amortized to interest expense over the remaining term of the ten-year notes.

18.	Financial Instruments and Fair Value Measurements
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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	December 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.9	$23.8	$12.1	$—
Foreign exchange forward and option contracts	1.9	1.9	—	—
	$37.8	$25.7	$12.1	$—

Liabilities:
Deferred compensation liabilities	$15.8	$—	$15.8	$—
Contingent consideration	6.9	—	—	6.9
Foreign exchange forward and option contracts	0.3	0.3	—	—
	$23.0	$0.3	$15.8	$6.9

	September 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.3	$22.6	$12.7	$—
Foreign exchange forward and option contracts	0.9	0.9	—	—
	$36.2	$23.5	$12.7	$—

Liabilities:
Deferred compensation liabilities	$13.5	$—	$13.5	$—
Contingent consideration	6.9	—	—	6.9
Foreign exchange forward and option contracts	1.4	1.4	—	—
	$21.8	$1.4	$13.5	$6.9

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
Deferred compensation liabilities. The Company maintains a non-qualified deferred compensation plan in the U.S., which permits eligible employees of the Company to defer a portion of their compensation. A recordkeeping account is set up for each participant and the participant chooses from a variety of funds for the deemed investment of their accounts. The measurement funds generally correspond to the funds offered in the Company's U.S. tax-qualified defined contribution retirement plan and the account balance fluctuates with the investment returns on those funds.

Contingent consideration. In October 2012, the Company recorded contingent consideration of $6.9 million upon the acquisition of CNS Therapeutics. This contingent consideration, which could potentially total a maximum of $9.0 million, is primarily based on whether the FDA approves another concentration of Gablofen on or before December 31, 2016. The fair value of the contingent payments was measured based on the probability-weighted present value of the consideration expected to be transferred using a discount rate of 1.0%. There were no changes to the initial estimate of the fair value of the consideration during the three months ended December 27, 2013.

Balance at September 27, 2013	$6.9
Change in fair value	—
Balance at December 27, 2013	$6.9

Financial Instruments Not Measured at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity to the Company of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash is equivalent to its carrying value of $20.3 million and $24.0 million as of December 27, 2013 and September 27, 2013, respectively (level 1), substantially all of which is included in other assets on the unaudited condensed consolidated balance sheets. The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $68.4 million and $67.7 million at December 27, 2013 and September 27, 2013, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
The carrying value of the Company's loan payable approximates fair value due to its short term nature. Since the quoted market prices for the Company's 8.00% and 9.50% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The Company's 3.50% and 4.75% notes are classified as level 1, as quoted prices are available in an active market for these notes. The following table presents the carrying values and estimated fair values of the Company's long-term debt, excluding capital leases, as of the end of each period:

	December 27, 2013		September 27, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loan payable	$—	$—	$0.1	$0.1
3.50% notes due April 2018	299.9	292.6	299.9	293.7
9.50% debentures due May 2022	10.4	14.1	10.4	14.3
8.00% debentures due March 2023	8.0	10.0	8.0	10.2
4.75% notes due April 2023	598.2	551.8	598.2	568.5

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

The Company's accounts receivable, net of allowance for doubtful accounts, in Spain and Italy at the end of each period were as follows:

	December 27, 2013	September 27, 2013
Spain	$11.5	$9.2
Italy	12.5	12.6

Net sales to customers in Spain and Italy totaled $12.3 million and $12.2 million for the three months ended December 27, 2013 and December 28, 2012, respectively.
The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended
	December 27, 2013	December 28, 2012
Cardinal Health, Inc.	20%	22%
McKesson Corporation	15%	15%
Amerisource Bergen Corporation	12%	8%

The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	December 27, 2013	September 27, 2013
Cardinal Health, Inc.	25%	18%
McKesson Corporation	24%	22%
Amerisource Bergen Corporation	14%	14%

 The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended
	December 27, 2013	December 28, 2012
Optiray™ (CMDS)	13%	16%
Methylphenidate ER (Specialty Generics)	10%	2%

Molybdenum-99 ("Mo-99") is a key raw material in the Company's Ultra-Technekow™ DTE technetium generators that are sold by its Global Medical Imaging segment. There are only eight suppliers of this raw material worldwide. The Company has agreements to obtain Mo-99 from three nuclear research reactors and relies predominantly upon two of these reactors for its Mo-99 supply. Accordingly, a disruption in the commercial supply or a significant increase in the cost of this material from these sources could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

19.	Segment Data
Selected information by business segment was as follows:

	Three Months Ended
	December 27, 2013	December 28, 2012
Net sales:
Specialty Pharmaceuticals	$309.5	$260.2
Global Medical Imaging	218.6	229.7
Net sales of operating segments (1)	528.1	489.9
Other (2)	12.1	14.1
Net sales	$540.2	$504.0
Operating income:
Specialty Pharmaceuticals	$113.0	$35.0
Global Medical Imaging	4.4	49.1
Segment operating income	117.4	84.1
Unallocated amounts:
Corporate and allocated expenses (3)	(25.2)	(25.4)
Intangible asset amortization	(8.8)	(8.9)
Restructuring and related charges, net (4)	(8.1)	(1.0)
Separation costs	(2.2)	(12.0)
Operating income	$73.1	$36.8

(1)	Amounts represent sales to external customers.

(2)	Represents products that were sold to Covidien, our former parent company, which is discussed in Note 14.

(3)	Includes administration expenses and certain compensation, environmental and other costs not charged to the Company's operating segments.

(4)	Includes restructuring-related accelerated depreciation of $0.1 million and $0.8 million for the three months ended December 27, 2013 and December 28, 2012, respectively.

20.	Condensed Consolidating Financial Statements
In November 2012, MIFSA was formed as a 100% owned subsidiary of Covidien in connection with the Separation. MIFSA is a holding company established to own, directly or indirectly, substantially all of the operating subsidiaries of the Company, to issue debt securities and to perform treasury operations. At the time of the Separation, MIFSA became a 100% owned subsidiary of Mallinckrodt plc.
MIFSA is the borrower under the Notes and the Credit Facility, all of which are fully and unconditionally guaranteed by Mallinckrodt plc. The following information provides the composition of the Company's comprehensive income, assets, liabilities, equity and cash flows by relevant group within the Company: Mallinckrodt plc as guarantor, MIFSA as issuer of the debt and the operating companies that represent assets of MIFSA. There are no subsidiary guarantees. Unaudited condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.
Unaudited condensed consolidating financial information for Mallinckrodt plc and MIFSA has only been presented for the three months ended December 27, 2013 and as of December 27, 2013 and September 27, 2013, as no material activity occurred for either entity during the three months ended December 28, 2012. Mallinckrodt plc was not incorporated until January 2013, during the second fiscal quarter of 2013. MIFSA was incorporated in November 2012, during the first fiscal quarter of 2013, through a $45 thousand cash contribution from Covidien; however, MIFSA entered into no other transactions during the three months ended December 28, 2012.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 27, 2013
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.1	$34.9	$251.8	$—	$287.8
Accounts receivable, net	—	—	396.8	—	396.8
Inventories	—	—	428.9	—	428.9
Deferred income taxes	—	—	163.5	—	163.5
Prepaid expenses and other current assets	0.7	—	131.1	—	131.8
Intercompany receivable	2.7	—	5.5	(8.2)	—
Total current assets	4.5	34.9	1,377.6	(8.2)	1,408.8
Property, plant and equipment, net	—	—	997.3	—	997.3
Goodwill	—	—	532.0	—	532.0
Intangible assets, net	—	—	413.3	—	413.3
Investment in subsidiaries	1,320.1	2,584.9	—	(3,905.0)	—
Intercompany loan receivable	—	3.9	409.5	(413.4)	—
Other assets	—	10.8	207.2	—	218.0
Total Assets	$1,324.6	$2,634.5	$3,936.9	$(4,326.6)	$3,569.4

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$1.4	$—	$1.4
Accounts payable	5.3	0.1	139.1	—	144.5
Accrued payroll and payroll-related costs	—	—	32.7	—	32.7
Accrued branded rebates	—	—	37.5	—	37.5
Accrued and other current liabilities	0.6	8.2	329.1	—	337.9
Intercompany payable	5.5	—	2.7	(8.2)	—
Total current liabilities	11.4	8.3	542.5	(8.2)	554.0
Long-term debt	—	898.2	19.8	—	918.0
Pension and postretirement benefits	—	—	105.9	—	105.9
Environmental liabilities	—	—	38.7	—	38.7
Deferred income taxes	—	—	317.3	—	317.3
Other income tax liabilities	—	—	149.7	—	149.7
Intercompany loans payable	3.9	409.5	—	(413.4)	—
Other liabilities	—	—	176.5	—	176.5
Total liabilities	15.3	1,316.0	1,350.4	(421.6)	2,260.1
Shareholders' equity	1,309.3	1,318.5	2,586.5	(3,905.0)	1,309.3
Total Liabilities and Shareholders' Equity	$1,324.6	$2,634.5	$3,936.9	$(4,326.6)	$3,569.4

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 27, 2013
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.2	$56.5	$217.8	$—	$275.5
Accounts receivable, net	—	—	400.8	—	400.8
Inventories	—	—	403.1	—	403.1
Deferred income taxes	—	—	171.1	—	171.1
Prepaid expenses and other current assets	1.0	—	133.4	—	134.4
Intercompany receivable	2.7	—	12.2	(14.9)	—
Total current assets	4.9	56.5	1,338.4	(14.9)	1,384.9
Property, plant and equipment, net	—	—	997.4	—	997.4
Goodwill	—	—	532.0	—	532.0
Intangible assets, net	—	—	422.1	—	422.1
Investment in subsidiaries	1,266.1	2,520.4	—	(3,786.5)	—
Intercompany loan receivable	—	2.4	409.6	(412.0)	—
Other assets	—	11.2	209.0	—	220.2
Total Assets	$1,271.0	$2,590.5	$3,908.5	$(4,213.4)	$3,556.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$1.5	$—	$1.5
Accounts payable	0.1	—	120.8	—	120.9
Accrued payroll and payroll-related costs	0.1	—	66.4	—	66.5
Accrued branded rebates	—	—	34.6	—	34.6
Accrued and other current liabilities	0.6	18.3	357.8	—	376.7
Intercompany payable	12.2	—	2.7	(14.9)	—
Total current liabilities	13.0	18.3	583.8	(14.9)	600.2
Long-term debt	—	898.1	20.2	—	918.3
Pension and postretirement benefits	—	—	108.0	—	108.0
Environmental liabilities	—	—	39.5	—	39.5
Deferred income taxes	—	—	310.1	—	310.1
Other income tax liabilities	—	—	153.1	—	153.1
Intercompany loans payable	2.4	409.6	—	(412.0)	—
Other liabilities	—	—	171.8	—	171.8
Total liabilities	15.4	1,326.0	1,386.5	(426.9)	2,301.0
Shareholders' equity	1,255.6	1,264.5	2,522.0	(3,786.5)	1,255.6
Total Liabilities and Shareholders' Equity	$1,271.0	$2,590.5	$3,908.5	$(4,213.4)	$3,556.6

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended December 27, 2013
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$540.2	$—	$540.2
Cost of sales	—	—	284.6	—	284.6
Gross profit	—	—	255.6	—	255.6
Selling, general and administrative expenses	4.0	0.1	142.1	—	146.2
Research and development expenses	—	—	39.0	—	39.0
Separation costs	0.8	—	1.4	—	2.2
Restructuring charges, net	—	—	8.0	—	8.0
Gains on divestiture and license	—	—	(12.9)	—	(12.9)
Operating income	(4.8)	(0.1)	78.0	—	73.1

Interest expense	—	(10.5)	0.7	—	(9.8)
Interest income	—	—	0.3	—	0.3
Other income (expense), net	0.7	—	(1.3)	—	(0.6)
Intercompany interest and fees	(3.1)	—	3.1	—	—
Equity in net income of subsidiaries	52.6	63.2	—	(115.8)	—
Income from continuing operations before income taxes	45.4	52.6	80.8	(115.8)	63.0
Income tax (benefit) expense	(0.2)	—	16.8	—	16.6
Income from continuing operations	45.6	52.6	64.0	(115.8)	46.4
Loss from discontinued operations, net of income taxes	—	—	(0.8)	—	(0.8)
Net income	45.6	52.6	63.2	(115.8)	45.6
Other comprehensive income, net of tax	0.2	0.2	0.1	(0.3)	0.2
Comprehensive income	$45.8	$52.8	$63.3	$(116.1)	$45.8

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended December 27, 2013
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(5.0)	$(20.0)	$47.1	$—	$22.1
Cash Flows From Investing Activities:
Capital expenditures	—	—	(21.7)	—	(21.7)
Intercompany loan investment	—	(1.5)	0.1	1.4	—
Restricted cash	—	—	4.1	—	4.1
Other	—	—	5.0	—	5.0
Net cash (used in) investing activities	—	(1.5)	(12.5)	1.4	(12.6)
Cash Flows From Financing Activities:
Repayment of capital leases	—	—	(0.3)	—	(0.3)
Excess tax benefit from share-based compensation	—	—	1.3	—	1.3
Proceeds from exercise of share options	4.2	—	—	—	4.2
Purchase of treasury shares	(0.9)	—	—	—	(0.9)
Intercompany loan borrowings, net	1.5	(0.1)	—	(1.4)	—
Other	0.1	—	(0.2)	—	(0.1)
Net cash provided by (used in) financing activities	4.9	(0.1)	0.8	(1.4)	4.2
Effect of currency rate changes on cash	—	—	(1.4)	—	(1.4)
Net increase in cash and cash equivalents	(0.1)	(21.6)	34.0	—	12.3
Cash and cash equivalents at beginning of period	1.2	56.5	217.8	—	275.5
Cash and cash equivalents at end of period	$1.1	$34.9	$251.8	$—	$287.8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated and combined financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the United States ("U.S.") Securities and Exchange Commission ("the SEC") on December 13, 2013.
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

Overview
We are a global company that develops, manufactures, markets and distributes both branded and specialty generic pharmaceuticals, active pharmaceutical ingredients ("API") and diagnostic imaging agents. These products are found in almost every hospital, standalone diagnostic imaging center or pharmacy in the U.S. and we have a commercial presence in approximately 70 countries. We believe our extensive commercial reach and formulation expertise, coupled with our ability to navigate the highly regulated and technical nature of its business, have created compelling competitive advantages that we anticipate will sustain future revenue growth.
We conduct our business in the following two segments:

•
Specialty Pharmaceuticals produces and markets branded and specialty generic pharmaceuticals and API, comprised of medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Global Medical Imaging develops, manufactures and markets contrast media and delivery systems ("CMDS") and radiopharmaceuticals (nuclear medicine).

For further information on our business and products, refer to our Annual Report on Form 10-K filed with the SEC on December 13, 2013.

Significant Events
Separation from Covidien
On June 28, 2013, the Pharmaceuticals business of Covidien plc ("Covidien") was transferred to Mallinckrodt plc, thereby completing its legal separation from Covidien ("the Separation"). On July 1, 2013, Mallinckrodt plc began regular way trading on the New York Stock Exchange under the ticker symbol "MNK."
Our unaudited condensed consolidated and combined financial statements reflect the consolidated financial results of Mallinckrodt plc and its subsidiaries as an independent, publicly-traded company for the three months ended December 27, 2013 and the consolidated financial position as of December 27, 2013 and September 27, 2013. The three months ended December 28, 2012 reflect the combined results of operations of the Pharmaceutical business of Covidien. Our unaudited condensed combined financial statements for the three months ended December 28, 2012 may not be indicative of our future performance and do not necessarily reflect the results of operations and cash flows that would have been had we operated as an independent, publicly-traded company during that period. The unaudited condensed combined financial statements for the three months ended December 28, 2012 include expense allocations for certain functions provided by Covidien, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating expenses, headcount or other measures. The amounts allocated were $11.9 million during the three months ended December 28, 2012, and were included within selling, general and administrative expenses. Management considers the bases on which the expenses were allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us; however, the allocations may not reflect the expense we would have incurred as an independent, publicly-traded company during that period. Following the Separation, we have performed these functions using our own resources or purchased services, certain of which are being provided by Covidien during a transitional period pursuant to a transition services agreement dated June 28, 2013, between Mallinckrodt and Covidien, particularly in relation to areas outside the U.S. The terms and prices on which such services are rendered may not be as favorable as those that were allocated to us by Covidien.

License of Intellectual Property
We were involved in patent disputes with a counterparty relating to certain intellectual property relevant to extended release oxymorphone. In December 2013, the counterparty agreed to pay the Company an upfront cash payment of $4.0 million and contractually obligated future payments of $8.0 million through July 2018, in exchange for the withdrawal of all claims associated with the intellectual property and a license to utilize our intellectual property. We have completed the earnings process associated with the agreement and recorded an $11.7 million gain, included within gains on divestiture and license, during the three months ended December 27, 2013.

Nuclear Imaging
In November 2012, the High Flux Reactor ("HFR") in Petten, the Netherlands, one of two primary reactors we utilize to irradiate targets as part of our Molybdenum 99 ("Mo-99") processing operation experienced an unscheduled shutdown. Mo-99 is a key raw material in our Ultra-Technekow™ DTE technetium generators that are sold by our Global Medical Imaging segment. We were able to receive increased target irradiations at two other reactors and purchased additional Mo-99 from other sources to continue meeting customer orders; however, the additional Mo-99 we procured from alternative sources came at higher costs. The reactor resumed production in June 2013.
In October 2013, the HFR experienced another unscheduled shutdown. In addition, our own Mo-99 processing facility in Petten, the Netherlands also experienced a shutdown. Currently these facilities remain shutdown. Until they resume production, we expect to fulfill customer orders through procurement of Mo-99 from alternative sources at higher costs. Ongoing increased raw material and manufacturing costs will limit our ability to return the Global Medical Imaging segment to historical operating margins.

Business Factors Influencing the Results of Operations
New Products
On December 28, 2012, we received approval from the FDA to manufacture Methylphenidate HCl extended-release tablets USP (CII) ("Methylphenidate ER"), a generic version of the branded CONCERTA®, a registered trademark of Alza Corporation, for the treatment of attention deficit hyperactivity disorder in 27mg, 36mg and 54mg tablets. We held a 180-day exclusivity period for each of the 27mg, 36mg and 54mg strengths, which began upon the commercial launch of each tablet. We launched the 27mg tablet upon U.S. Food and Drug Administration ("FDA") approval during the first quarter of fiscal 2013 and launched the 36mg and 54mg tablets during the second quarter of fiscal 2013. In February 2013, we submitted a supplement to our approved Abbreviated New Drug Application ("ANDA") for the 18mg tablet, which the FDA has accepted and granted priority review. In January 2014, we received a Complete Response Letter from the FDA requesting additional information, and we are working to address this request. In July 2013, a competitor received FDA approval to manufacture all strengths of Methylphenidate ER and has entered the marketplace. As our exclusivity has expired, other competitors may also enter the market for Methylphenidate ER. Despite increased competition for Methylphenidate ER, we continue to see steady demand trends.
In August 2012, the FDA approved a 32mg tablet of EXALGO® (hydromorphone HCl) extended-release tables (CII) ("Exalgo"), which further expanded the patient population that Exalgo can effectively treat with a single daily dose. The 8mg, 12mg and 16mg tablets were approved by the FDA in March 2010 for the treatment of chronic pain in opioid-tolerant patients requiring continuous around-the-clock opioid analgesia for an extended amount of time; and have shown significant prescription growth since launch in April 2010. Exalgo was granted marketing exclusivity in the U.S. as a prescription medicine through March 2013 and is protected by two Orange Book-listed patents for a method of treating moderate to severe pain. Beginning in November 2013 for the 8mg, 12mg and 16mg tablets and May 2014 for the 32mg tablet, a third party has the right, pursuant to agreements with us, to sell a generic version of Exalgo; however, their entrance into the market is dependent upon receiving FDA marketing approval. We expect sales of Exalgo to decrease in fiscal 2014 (compared with $126.1 million in fiscal 2013) when the third party enters the market pursuant to these agreements. Additionally, our patents for the 8mg, 12mg and 16mg tablets expire in July 2014.
Net sales of Methylphenidate ER and Exalgo were $92.5 million and $38.6 million during the three months ended December 27, 2013 and December 28, 2012, respectively.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies. As such, in August 2013 our board of directors approved a restructuring program in the amount of $100.0 million to $125.0 million that is expected to occur over a three year period. We expect to recover the charges of each restructuring action taken within two years.
During the three months ended December 27, 2013 and December 28, 2012, we incurred restructuring and related charges, net, of $8.1 million and $1.0 million, respectively, which included accelerated depreciation costs of $0.1 million and $0.8 million, respectively. The restructuring charges incurred during the three months ended December 27, 2013 primarily related to severance and employee benefit costs in our Global Medical Imaging segment.

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
Specialty Pharmaceuticals. We devote significant R&D resources for our branded products. A number of our branded products are protected by patents and have enjoyed market exclusivity. Our R&D strategy focuses on branded product development in the area of pain, other central nervous system areas, such as spasticity, and adjacent areas. We are presently developing a number of branded products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs. As of December 27, 2013, we had two NDAs under review in the U.S. In July 2013, the FDA accepted our MNK-795 New Drug Application ("NDA") and granted it priority review. The FDA has granted conditional approval of the brand name XARTEMIS™ XR (oxycodone HCl and acetaminophen) extended-release tablets ("Xartemis XR") for the MNK-795 NDA. In November 2013, in response to additional data we submitted, the FDA extended their review of the Xartemis XR NDA by three months. We anticipate, if approved, Xartemis XR will be launched during the second quarter of fiscal 2014. Our NDA for PENNSAID® (diclofenac sodium topical solution) 2% w/w ("Pennsaid 2%"), originally filed as MNK-395, was approved by the FDA in January 2014. We expect to launch this product in the second quarter of fiscal 2014. MNK-155 has completed Phase III clinical trials and our NDA is expected to be filed with the FDA during the second half of fiscal 2014.
We are presently developing a number of specialty generic products through a combination of internal and collaborative programs. From a product development perspective, we are focused on controlled substances with difficult-to-replicate pharmacokinetic profiles. In addition, we are focused on process improvements to increase yields and reduce costs. As of December 27, 2013, we had five ANDAs on file with the FDA. This includes a supplement, filed in February 2013, to our approved ANDA for the 18mg tablet of Methylphenidate ER. The FDA has accepted this supplement and granted it priority review. In January 2014, we received a Complete Response Letter from the FDA requesting additional information, and we are working to address this request. If accepted, we will have all four tablet strengths available on the market, as we currently offer the 27mg, 36mg and 54mg strengths.
Global Medical Imaging. Our R&D efforts in our Global Medical Imaging segment are focused on driving efficiency throughout CMDS. In our Nuclear Imaging business, we are expanding our portfolio of radioisotopes and better utilizing existing capacity.

Results of Operations
Three Months Ended December 27, 2013 Compared with Three Months Ended December 28, 2012

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	December 27, 2013	December 28, 2012	Percentage Change
U.S.	$383.0	$336.1	14.0%
Europe, Middle East and Africa	94.2	93.6	0.6
Other	63.0	74.3	(15.2)
Net sales	$540.2	$504.0	7.2

Net sales in the three months ended December 27, 2013 increased $36.2 million, or 7.2%, to $540.2 million, compared with $504.0 million for the three months ended December 28, 2012. This increase was primarily driven by increased sales within our Specialty Pharmaceuticals segment resulting from the launch timing of Methylphenidate ER in December 2012, strategic pricing initiatives and increased sales of Exalgo. These increases were partially offset by decreased sales in our CMDS businesses. For further information on changes in our net sales, refer to "Business Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended December 27, 2013 increased $22.1 million, or 9.5%, to $255.6 million, compared with $233.5 million for the three months ended December 28, 2012. The increase in gross profit primarily resulted from higher net sales in the current year period, benefits from strategic pricing initiatives and a favorable product mix from increased sales of our higher margin pharmaceutical products. These factors were partially offset by increased manufacturing and raw material costs in the Global Medical Imaging segment, including the unscheduled shutdowns of the HFR that supplies us with Mo-99 and our Mo-99 processing facility. Gross profit margin was 47.3% for the three months ended December 27, 2013, compared with 46.3% for the three months ended December 28, 2012.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 27, 2013 were $146.2 million, compared with $146.8 million for the three months ended December 28, 2012, a decrease of $0.6 million, or 0.4%. The decrease resulted from benefits from restructuring activities, cost containment efforts and certain prior year costs that did not recur in the three months ended December 27, 2013, partially offset by higher internal and third-party expenses associated with being an independent, publicly-traded company. In the three months ended December 28, 2012, selling, general and administrative expenses included higher legal settlement costs and allocations from Covidien of $11.9 million for general corporate expenses. These allocations are generally consistent with functions we have developed in our corporate build-out and ceased following the completion of the Separation on June 28, 2013. Selling, general and administrative expenses were 27.1% of net sales for the three months ended December 27, 2013 and 29.1% of net sales for the three months ended December 28, 2012. The first fiscal quarter of fiscal 2014 included minimal launch expenses related to Xartemis XR and Pennsaid 2%. Beginning in the second quarter of fiscal 2014, we expect expenses in our Brands business to increase in anticipation of our launch of these products.
Research and development expenses. R&D expenses increased $0.6 million, or 1.6%, to $39.0 million for the three months ended December 27, 2013, compared with $38.4 million for the three months ended December 28, 2012. As products, such as Xartemis XR, Pennsaid 2% and MNK-155, move toward or through the FDA review process, we have devoted additional resources to other potential products in our R&D pipeline. As a percentage of our net sales, R&D expenses were 7.2% and 7.6% for the three months ended December 27, 2013 and December 28, 2012, respectively.
Separation costs. During the three months ended December 27, 2013 and December 28, 2012, we incurred separation costs of $2.2 million and $12.0 million, respectively, primarily related to legal, accounting, tax and other professional fees. Separation costs were higher in the prior year period as we approached and completed the Separation on June 28, 2013. We have continued to incur costs related to the Separation as a result of our transition services agreement with Covidien, our costs to implement information and accounting systems, share-based compensation related to the conversion of Covidien awards to Mallinckrodt awards, and other transitional costs; however, these costs are not expected to recur at historical levels.
Restructuring and related charges, net. During the three months ended December 27, 2013, we recorded $8.1 million of restructuring and related charges, net, of which $0.1 million related to accelerated depreciation and was included in cost of sales. The remaining $8.0 million primarily related to severance and employee benefits costs incurred in our Global Medical Imaging segment. During the three months ended December 28, 2012, we recorded restructuring and related charges, net of $1.0 million, of which $0.8 million related to accelerated depreciation and was included in cost of sales.
Gains on divestiture and license. During the three months ended December 27, 2013 and December 28, 2012, we recorded gains on divestiture and license of $12.9 million and $0.7 million, respectively. The $12.9 million gain recorded during the three months ended December 27, 2013 primarily resulted from the license of intellectual property to a third-party related to extended release oxymorphone.

Non-Operating Items
Interest expense and interest income. During the three months ended December 27, 2013, net interest expense was $9.5 million. Net interest expense is primarily attributable to our $900.0 million issuance of senior unsecured notes in April 2013. Interest expense during the three months ended December 27, 2013 includes $0.6 million non-cash interest expense.

Other (expense) income, net. During the three months ended December 27, 2013, we recorded other expense, net of $0.6 million and during the three months December 28, 2012, we recorded other income, net of $0.2 million, both of which represent miscellaneous items, including gains and losses on intercompany financing foreign currency transactions and related hedging instruments.
Provision for income taxes. Income tax expense was $16.6 million and $17.1 million on income from continuing operations before income taxes of $63.0 million and $36.9 million for the three months ended December 27, 2013 and December 28, 2012, respectively. Our effective tax rate was 26.3% compared with 46.3% for the three months ended December 27, 2013 and December 28, 2012, respectively. The effective tax rates were impacted by the deductibility of separation costs, due to the tax free status of the Separation. During the three months ended December 27, 2013, we received a $0.7 million tax benefit on $2.2 million of separation costs compared with a $0.3 million tax benefit on $12.0 million of separation costs for the three months ended December 28, 2012. Furthermore, our effective tax rate for the three months ended December 28, 2012 reflected the business as historically managed by Covidien rather than as an independent, publicly-traded company.
Loss from discontinued operations, net of income taxes. We recorded $0.8 million and $0.6 million losses on discontinued operations, net of income taxes, during the three months ended December 27, 2013 and December 28, 2012, respectively. These amounts relate to indemnification obligations to the purchaser of our Specialty Chemicals business (formerly known as Mallinckrodt Baker), which was sold during fiscal 2010.

Business Segment Results
The businesses included within our Specialty Pharmaceuticals and Global Medical Imaging segments are described below:

Specialty Pharmaceuticals

•	Brands include branded pharmaceuticals for pain and spasticity.

•
Specialty Generics and API produces specialty generic pharmaceutical products (including those to treat attention deficit hyperactivity disorder and addiction), medicinal opioids, synthetic controlled substances and acetaminophen.

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

Three Months Ended December 27, 2013 Compared with Three Months Ended December 28, 2012

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	December 27, 2013	December 28, 2012	Percentage Change
Specialty Pharmaceuticals	$309.5	$260.2	18.9%
Global Medical Imaging	218.6	229.7	(4.8)
Net sales of operating segments	528.1	489.9	7.8
Other (1)	12.1	14.1	(14.2)
Net sales	$540.2	$504.0	7.2

(1)	Represents products that were sold to Covidien.

Specialty Pharmaceuticals. Net sales for the three months ended December 27, 2013 increased $49.3 million, or 18.9%, to $309.5 million, compared with $260.2 million for the three months ended December 28, 2012. The increase in net sales was primarily driven by a $47.0 million increase in sales from Methylphenidate ER, which was launched in December 2012, and a $20.7 million increase in other controlled substances resulting from certain strategic pricing initiatives. These increases were partially offset by a $25.7 million decrease in Oxycodone (API) and oxycodone-containing tablets, primarily due to a $19.4 million payment to a customer as a consequence of implementing strategic pricing initiatives on this product, as well as decreases in other product categories.
Net sales for Specialty Pharmaceuticals by geography were as follows (dollars in millions):

	Three Months Ended
	December 27, 2013	December 28, 2012	Percentage Change
U.S.	$281.9	$233.6	20.7%
Europe, Middle East and Africa	24.8	22.5	10.2
Other	2.8	4.1	(31.7)
Net sales	$309.5	$260.2	18.9

Net sales for Specialty Pharmaceuticals by key products were as follows (dollars in millions):

	Three Months Ended
	December 27, 2013	December 28, 2012	Percentage Change
Oxycodone (API) and oxycodone-containing tablets	$11.6	$37.3	(68.9)%
Hydrocodone (API) and hydrocodone-containing tablets	30.1	31.6	(4.7)
Methylphenidate ER	56.3	9.3	505.4
Other controlled substances	120.2	99.5	20.8
Other	31.7	35.9	(11.7)
Specialty Generics and API	249.9	213.6	17.0
Exalgo	36.2	29.3	23.5
Other	23.4	17.3	35.3
Brands	59.6	46.6	27.9
Specialty Pharmaceuticals	$309.5	$260.2	18.9

Global Medical Imaging. Net sales for the three months ended December 27, 2013 decreased $11.1 million, or 4.8%, to $218.6 million compared with $229.7 million for the three months ended December 28, 2012. The decrease was primarily driven by a $9.8 million decline in net sales of CMDS products, which were negatively impacted by the effects of commoditization in mature markets, which we expect to continue in the future, and certain restructuring actions in Asia.
Net sales for Global Medical Imaging by geography were as follows (dollars in millions):

	Three Months Ended
	December 27, 2013	December 28, 2012	Percentage Change
U.S.	$101.1	$101.8	(0.7)%
Europe, Middle East and Africa	69.4	71.1	(2.4)
Other	48.1	56.8	(15.3)
Net sales	$218.6	$229.7	(4.8)

Net sales for Global Medical Imaging by key products were as follows (dollars in millions):

	Three Months Ended
	December 27, 2013	December 28, 2012	Percentage Change
Optiray™	$72.1	$79.4	(9.2)%
Other	39.5	42.0	(6.0)
Contrast Media and Delivery Systems	111.6	121.4	(8.1)
Nuclear Imaging	107.0	108.3	(1.2)
Global Medical Imaging	$218.6	$229.7	(4.8)

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended December 27, 2013 and December 28, 2012 is shown in the following table (dollars in millions):

	Three Months Ended
	December 27, 2013		December 28, 2012
Specialty Pharmaceuticals	$113.0	36.5%	$35.0	13.5%
Global Medical Imaging	4.4	2.0	49.1	21.4
Segment operating income	117.4	22.2	84.1	17.2
Unallocated amounts:
Corporate and allocated expenses	(25.2)		(25.4)
Intangible asset amortization	(8.8)		(8.9)
Restructuring and related charges, net (1)	(8.1)		(1.0)
Separation costs	(2.2)		(12.0)
Total operating income	$73.1		$36.8

(1)	Includes restructuring-related accelerated depreciation of $0.1 million and $0.8 million for the three months ended December 27, 2013 and December 28, 2012, respectively.

Specialty Pharmaceuticals. Operating income for the three months ended December 27, 2013 increased $78.0 million to $113.0 million, compared with $35.0 million for the three months ended December 28, 2012. Our operating margin increased to 36.5% for the three months ended December 27, 2013, compared with 13.5% for the three months ended December 28, 2012. The increase in operating income and margin was primarily due to increased net sales of higher margin products, such as Methylphenidate ER, strategic pricing actions and the $11.7 million gain on the license of intellectual property to a third-party. In addition, the three months ended December 28, 2012 included certain legal settlement costs that did not recur in the current year quarter.

Global Medical Imaging. Operating income for the three months ended December 27, 2013 decreased $44.7 million to $4.4 million, compared with $49.1 million for the three months ended December 28, 2012. Our operating margin decreased to 2.0% for the three months ended December 27, 2013, compared with 21.4% for the three months ended December 28, 2012. The decrease in operating income was attributable to lower net sales, increased nuclear manufacturing and raw material costs and higher regulatory compliance costs. Our increased nuclear manufacturing and raw material costs were most significantly impacted by the unscheduled shutdowns of the HFR that supplies us with Mo-99 and our Mo-99 processing facility, which decreased operating income by $15.3 million compared to the prior year quarter. Ongoing increased materials and manufacturing costs and lower net sales will limit our ability to return the Global Medical Imaging segment to historical operating margins on a long-term basis.
Corporate and allocated expenses. Corporate and allocated expenses were $25.2 million and $25.4 million for the three months ended December 27, 2013 and December 28, 2012, respectively. The decrease primarily resulted from cost containment efforts and certain prior year costs that did not recur in the three months ended December 27, 2013. We were allocated general corporate expenses of $11.9 million during the three months ended December 28, 2012 for certain functions provided by Covidien. These allocations ceased in periods following the completion of the Separation on June 28, 2013. These decreases were partially offset by higher internal and third-party expenses associated with being an independent, publicly-traded company.

Liquidity and Capital Resources
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions, capital expenditures and cash paid in connection with acquisitions and license agreements. Historically, we have typically generated, and expect to continue to generate, positive cash flow from operations. Through June 28, 2013, as part of Covidien, our cash was swept regularly by Covidien at its discretion. Covidien also funded our operating and investing activities as needed prior to the Separation, including during the three months ended December 28, 2012. Cash flows related to financing activities for the three months ended December 28, 2012 reflect changes in Covidien's investments in us. Our cash flows for the three months ended December 28, 2012 may not be indicative of our future performance and do not necessarily represent the cash flows that would have been generated had we operated as an independent, publicly-traded company for that period.
Our ability to fund our capital needs is impacted by our ongoing ability to generate cash from operations and access to capital markets. We believe that our future cash from operations, borrowing capacity under our revolving credit facility and access to capital markets will provide adequate resources to fund our working capital needs, capital expenditures and strategic investments.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Three Months Ended
	December 27, 2013	December 28, 2012
Net cash provided by (used in):
Operating activities	$22.1	$(59.0)
Investing activities	(12.6)	(130.2)
Financing activities	4.2	189.2
Effect of currency exchange rate changes on cash and cash equivalents	(1.4)	—
Net increase in cash and cash equivalents	$12.3	$—

Operating Activities
Net cash provided by operating activities of $22.1 million for the three months ended December 27, 2013 was primarily attributable to income from continuing operations, as adjusted for non-cash items, partially offset by a $73.9 million outflow from net investment in working capital. The working capital outflow was primarily driven by a $66.4 million decrease in accrued and other liabilities and a $33.2 million increase in inventory, partially offset by a $21.3 million increase in accounts payable and $4.4 million net increases in other working capital accounts. The decrease in accrued and other liabilities resulted largely from the annual payout of cash bonuses for performance in the prior fiscal year and our semi-annual interest payment in October 2013. Inventory increased, driven in part by anticipation of calendar year DEA quota renewals, which also increased our accounts payable.

Net cash used in operating activities of $59.0 million for the three months ended December 28, 2012 was primarily attributable to a $116.5 million outflow from net investments in working capital, partially offset by income from continuing operations, as adjusted for depreciation and amortization. The working capital outflow was primarily driven by an $83.4 million decrease in accrued and other liabilities and a $41.7 million increase in inventory, partially offset by a $12.1 million increase in income taxes payable which was recorded in parent company investment. The decrease in accrued and other liabilities resulted largely from a $37.5 million voluntary contribution to our pension plans and the annual payout of cash bonuses for performance in the prior fiscal year.

Investing Activities
Net cash used in investing activities decreased $117.6 million to $12.6 million for the three months ended December 27, 2013, compared with $130.2 million for the three months ended December 28, 2012. This increase primarily resulted from an $88.1 million payment made during the three months ended December 28, 2012 to acquire CNS Therapeutics, Inc. and a $21.1 million decrease in capital expenditures.

Financing Activities
Net cash provided by financing activities was $4.2 million for the three months ended December 27, 2013, compared with $189.2 million for the three months ended December 28, 2012. The $185.0 million decrease largely resulted from net transfers from Covidien of $187.6 million made during the prior year period, which reflected the funding of the CNS Therapeutics, Inc. acquisition and higher capital expenditures.

Debt and Capitalization
At December 27, 2013, total debt was $919.4 million compared with total debt at September 27, 2013 of $919.8 million.
In March 2013, Mallinckrodt International Finance S.A. ("MIFSA"), a subsidiary of us, entered into a $250.0 million five-year senior unsecured revolving credit facility that matures in June 2018 ("the Credit Facility"). Borrowings under the Credit Facility bear interest at LIBOR plus 1.50% per annum (subject to adjustment pursuant to a ratings-based pricing grid). The Credit Facility contains a $150.0 million letter of credit sublimit. The Credit Facility is subject to an initial annual facility fee of 0.25%, which is also subject to adjustment pursuant to a ratings-based pricing grid, and the fee applied to outstanding letters of credit is based on the interest rate applied to borrowings. The Credit Facility agreement contains customary affirmative and negative covenants. MIFSA's obligations under the Credit Facility are guaranteed by Mallinckrodt plc. As of December 27, 2013, there were no borrowings or letters of credit outstanding under the Credit Facility.
In April 2013, MIFSA issued and sold in a private placement $300.0 million aggregate principal amount of 3.50% senior unsecured notes due April 2018 and $600.0 million aggregate principal amount of 4.75% senior unsecured notes due April 2023 (collectively, "the Notes"). In connection with the initial offering, MIFSA entered into a registration rights agreement with the initial purchasers in which MIFSA agreed, among other things, to register the Notes with the SEC within one year of the issuance of the Notes. On January 16, 2014, MIFSA filed this registration statement, which has not yet been declared effective. The Notes are subject to an indenture which contains customary affirmative and negative covenants. Mallinckrodt plc has fully and unconditionally guaranteed the Notes on an unsecured and unsubordinated basis. MIFSA pays interest on the Notes semiannually in arrears on April 15 and October 15 of each year.
As of December 27, 2013, we were, and expect to remain, in compliance with the provisions and covenants associated with its Credit Agreement, the Notes and its other debt agreements.

Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, given the information currently available, that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

Guarantees
In disposing of assets or businesses, we have historically provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of P17Y from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet as of December 27, 2013 was $16.8 million, of which $13.9 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at December 27, 2013. As of December 27, 2013, the maximum future payments we could be required to make under these indemnification obligations was $71.4 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.4 million remained in other assets on our unaudited condensed consolidated balance sheet at December 27, 2013.
We have recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 16 of Notes to Condensed Consolidated and Combined Financial Statements. In addition, we are liable for product performance; however, we believe, given the information currently available, that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements
We are required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating our ability to fund the decommissioning of our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though we do not intend to close this facility. We have provided this financial assurance in the form of a $58.0 million surety bond.
In addition, as of December 27, 2013, we had a $21.1 million letter of credit to guarantee decommissioning costs associated with our Saint Louis, Missouri plant. As of December 27, 2013, we had various other letters of credit and guarantee and surety bonds totaling $32.7 million.
We exchanged title to $27.4 million of our plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. We also simultaneously leased such assets back from Saint Louis County under a capital lease expiring December 2025, the terms of which provide us with the right of offset against the IRBs. The lease also provides an option for us to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a property tax abatement ten years from the date the property is placed in service. Due to right of offset, the capital lease obligation and IRB asset are recorded net in the unaudited condensed consolidated balance sheets. We expect that the right of offset will be applied to payments required under these arrangements.
In addition, the separation and distribution agreement entered into with Covidien at the Separation provides for cross-indemnities principally designed to place financial responsibility of the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Covidien's remaining business with Covidien, among other indemnities.

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
We believe that our accounting policies for revenue recognition, inventory, goodwill and other intangible assets, contingencies, pension and postretirement benefits, share-based compensation and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended December 27, 2013, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our annual consolidated and combined financial statements and accompanying notes included in our Annual Report on Form 10-K with the SEC on December 13, 2013.

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "anticipate," "estimate," "predict," "potential," "continue," "may," "should" or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements.
The risk factors included in Item 1A. of our Annual Report on Form 10-K filed with the SEC on December 13, 2013 could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
These forward-looking statements are made as of the filing date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.

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

Interest Rate Risk
As of December 27, 2013, our outstanding debt consisted primarily of our fixed-rate 3.50% and 4.75% senior unsecured notes due in April 2018 and April 2023, respectively, with a combined principal amount of $900.0 million. The carrying value of these notes was $898.1 million as of December 27, 2013. As these notes are fixed-rate debt, they do not subject us to interest rate risk.
In addition, we maintain a $250.0 million five-year senior unsecured revolving credit facility with a variable interest rate equal to LIBOR plus a margin subject to adjustment pursuant to a ratings-based pricing grid. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under this facility. As of December 27, 2013, there were no outstanding borrowings under this credit facility.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of December 27, 2013 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10% adverse movement in foreign exchange rates relative to the U.S. dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10% adverse change in foreign exchange rates was $30.5 million as of December 27, 2013. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

The financial results of our non-U.S. operations are translated into U.S. dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of December 27, 2013 that measures the change in the net financial position arising from a hypothetical 10% adverse movement in the exchange rates of the Euro, the British Pound and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10% adverse change in the above currencies was $39.2 million as of December 27, 2013. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited consolidated balance sheets.

Item 4.	Controls and Procedures.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting
Historically, we have relied on Covidien's financial controls and resources to manage certain aspects of our business and report our results. As a result of the Separation, we are in the process of reviewing, revising and adopting policies, as needed, to meet all regulatory requirements applicable to us as an independent, publicly-traded company. While many of these changes in staffing, policies and systems were accomplished prior to December 27, 2013, we continue to review and document our internal controls over financial reporting and may, from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to changes in our internal control over financial reporting.
Other than those noted above, there have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
 We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described below. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, given the information currently available, that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

Governmental Proceedings
On November 30, 2011 and October 22, 2012, we received subpoenas from the United States ("U.S.") Drug Enforcement Administration requesting production of documents relating to our suspicious order monitoring programs. We are complying as required by the terms of the subpoenas. While it is not possible at this time to determine with certainty the outcome of these proceedings, we believe, given the information currently available, that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

Patent/Antitrust Litigation
Tyco Healthcare Group LP, et al. v. Mutual Pharmaceutical Company, Inc. We filed a patent infringement suit in the U.S. District Court for the District of New Jersey against Mutual Pharmaceutical Co., Inc., et al. (collectively, "Mutual") on March 20, 2007 pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984, after Mutual submitted an Abbreviated New Drug Application to the U.S. Food and Drug Administration ("FDA") seeking to sell a generic version of our 7.5 mg Restoril sleep aid product. Mutual also filed antitrust and unfair competition counterclaims. The patents at issue have since expired or been found invalid. On January 18, 2013, the trial court issued an opinion and order granting our motion for summary judgment regarding Mutual's antitrust and unfair competition counterclaims. On May 1, 2013, Mutual appealed this decision to the U.S. Court of Appeals for the Federal Circuit and oral arguments were heard February 6, 2014. While it is not possible at this time to determine with certainty the ultimate outcome of the counterclaims, we believe, given the information currently available, that the ultimate resolution of the claims will not have a material adverse effect on our financial condition, results of operations and cash flows.

Pricing Litigation
State of Utah v. Actavis US, Inc., et al. We, along with numerous other pharmaceuticals companies, are defendants in this matter which was filed May 8, 2008, and is pending in the Third Judicial Circuit of Salt Lake County, Utah. The State of Utah alleges, generally, that the defendants reported false pricing information in connection with certain drugs that are reimbursable under Medicaid, resulting in overpayment by state Medicaid programs for those drugs, and is seeking monetary damages and attorneys' fees. We believe that we have meritorious defenses to these claims and are vigorously defending against them. While it is not possible at this time to determine with certainty the outcome of the case, we believe, given the information currently available, that the ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

Environmental Remediation and Litigation Proceedings
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We concluded that, as of December 27, 2013, it was probable that we would incur remedial costs in the range of $44.5 million to $80.3 million. We also concluded that, as of December 27, 2013, the best estimate within this range was $44.5 million, of which $5.8 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of December 27, 2013.

Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. We are a successor in interest to International Minerals and Chemicals Corporation ("IMC"). Between 1967 and 1982, IMC leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the Department of Justice, the U.S. Department of the Interior and the EPA (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordnance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the Site, to compel General Dynamics to perform the remedial investigation and feasibility study ("RI/FS") for the AUS Operable Unit. General Dynamics negotiated an Administrative Order on Consent with the Government Agencies to conduct an extensive RI/FS at the Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that we are jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for alleged contamination of soils and groundwater resulting from historic operations, and has threatened to file a contribution claim against us and other parties for recovery of its costs incurred in connection with the RI/FS activities being conducted at the AUS Operable Unit. We and other PRPs who received demand letters from General Dynamics have explored settlement alternatives, but have not reached settlement to date. We and other PRPs are awaiting completion of the RI/FS by General Dynamics before the initiation of formal PRP negotiations to address resolution of these alleged claims. While it is not possible at this time to determine with certainty the ultimate outcome of this case, we believe, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on our financial condition, results of operations and cash flows.
Mallinckrodt Veterinary, Inc., Millsboro, Delaware. We previously operated a plant in Millsboro, Delaware ("the Millsboro Site") that manufactured various animal healthcare products. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third party near the Millsboro Site. We, and other former owners, assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA. We and other PRPs entered into an Administrative Order on Consent ("AOC") with the EPA on May 10, 2010, which was subsequently amended in November 2010 and January 2011, to investigate the potential source of TCE contamination and to evaluate options to abate, mitigate or eliminate the release or threat of release of hazardous substances at the Millsboro Site. We, along with the other parties, continue to conduct the studies and prepare remediation plans in accordance with the amended AOC. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, we believe, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on our financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. We are named as a defendant in 14 tort complaints filed February 2012 and January 2014 with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri. These cases allege personal injury for alleged exposure to radiological substances present in Coldwater Creek in Missouri. Plaintiffs lived in various locations in Saint Louis County, Missouri near Coldwater Creek. Radiological residues which may have been present in the creek have been remediated by the U.S. Army Corps of Engineers. We believe that we have meritorious defenses to these complaints and are vigorously defending against them. We are unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) we have not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual issues to be resolved. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, we believe, given the information currently available, that the ultimate resolution of all known claims will not have a material adverse effect on our financial condition, results of operations and cash flows.
Lower Passaic River, New Jersey. We and approximately 70 other companies comprise the Lower Passaic Cooperating Parties Group ("the CPG"), and are parties to a May 2007 AOC with the EPA to perform a RI/FS of the lower seventeen miles of the Lower Passaic River in New Jersey ("the River"). Our potential liability stems from former operations at Lodi and Belleville, New Jersey. In June 2007, the EPA released a draft Focused Feasibility Study ("FFS") which addressed various early action remediation alternatives for the River. The EPA has not released the final FFS. As an interim step related to the 2007 AOC, the CPG voluntarily entered into an AOC on June 18, 2012, with the EPA for remediation actions focused solely at mile 10.9 of the River. Our estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are immaterial and have been accrued.
At this time, we cannot reasonably estimate our liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, we believe, given the information currently available, that the ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows. However; in the event of adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact to our results of operations and cash flows could become material.

Products Liability Litigation
Beginning with lawsuits brought in July 1976, we are also named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on our property. Each case typically names dozens of corporate defendants in addition to us. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. Our involvement in asbestos cases has been limited because we did not mine or produce asbestos. Furthermore, in our experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. We have not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intend to continue to defend these lawsuits. When appropriate, we settle claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of December 27, 2013, there were approximately 11,500 asbestos-related cases pending against us. We estimate pending asbestos claims and claims that were incurred but not reported and related insurance recoveries.
We estimate our liability for pending and future claims based on claims experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. We believe that we have adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe, given the information currently available, that the ultimate resolution of all known and anticipated future claims, after taking into account amounts already accrued, along with recoveries from insurance, will not have a material adverse effect on our financial condition, results of operations and cash flows.

Other Matters
We are a defendant in a number of other pending legal proceedings related to present and former operations, acquisitions and dispositions. Given the information currently available, we do not expect the ultimate resolution of these proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on December 13, 2013. Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the our repurchase activity of our common stock during the quarter ended December 27, 2013. All transactions represent deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under Plans or Programs
September 28, 2013 to October 25, 2013	377	43.70	—	—
October 26, 2013 to November 29, 2013	—	—	—	—
November 30, 2013 to December 27, 2013	17,033	51.42	—	—

(1) Shares valued at the closing price of our ordinary shares on the vesting date.

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended December 27, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 7, 2014