Form 10-Q
period 2014-03-28
Mallinckrodt plc
filed 2014-05-08
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014

or

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
Ordinary shares, $0.20 par value - 58,477,170 shares as of May 2, 2014

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net sales	$557.8	$585.3	$1,098.0	$1,089.3
Cost of sales	295.2	311.8	579.8	582.3
Gross profit	262.6	273.5	518.2	507.0

Selling, general and administrative expenses	194.1	160.7	340.3	307.5
Research and development expenses	41.4	39.2	80.4	77.6
Separation costs	2.6	14.4	4.8	26.4
Restructuring charges, net	21.7	6.4	29.7	6.6
Gains on divestiture and license	(0.9)	(0.7)	(13.8)	(1.4)
Operating income	3.7	53.5	76.8	90.3

Interest expense	(12.4)	(0.1)	(22.2)	(0.2)
Interest income	0.5	0.1	0.8	0.1
Other (expense) income, net	(0.4)	—	(1.0)	0.2
(Loss) income from continuing operations before income taxes	(8.6)	53.5	54.4	90.4

Provision for income taxes	(20.3)	19.0	(3.7)	36.1
Income from continuing operations	11.7	34.5	58.1	54.3

Loss from discontinued operations, net of income taxes	(0.1)	(0.5)	(0.9)	(1.1)

Net income	$11.6	$34.0	$57.2	$53.2

Basic earnings (loss) per share (Note 7):
Income from continuing operations	$0.20	$0.60	$1.00	$0.94
Loss from discontinued operations	—	(0.01)	(0.02)	(0.02)
Net income	$0.20	$0.59	$0.99	$0.92

Basic weighted-average shares outstanding	58.2	57.7	58.0	57.7

Diluted earnings (loss) per share (Note 7):
Income from continuing operations	$0.20	$0.60	$0.99	$0.94
Loss from discontinued operations	—	(0.01)	(0.02)	(0.02)
Net income	$0.20	$0.59	$0.97	$0.92

Diluted weighted-average shares outstanding	59.1	57.7	58.7	57.7

See Notes to Condensed Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net income	$11.6	$34.0	$57.2	$53.2
Other comprehensive loss, net of tax
Currency translation adjustments	(2.4)	(8.5)	(2.0)	(8.2)
Unrecognized gain (loss) on derivatives, net of $-, $-, $(0.1) and $- tax	0.1	(4.0)	0.2	(4.0)
Unrecognized loss on benefit plans, net of $-, $1.3, $0.1 and $1.1 tax	—	(2.0)	(0.3)	(1.7)
Total other comprehensive loss, net of tax	(2.3)	(14.5)	(2.1)	(13.9)
Comprehensive income	$9.3	$19.5	$55.1	$39.3

See Notes to Condensed Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 28, 2014	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$334.9	$275.5
Accounts receivable, less allowance for doubtful accounts of $5.1 and $4.6	334.2	400.8
Inventories	444.7	403.1
Deferred income taxes	371.7	171.1
Prepaid expenses and other current assets	147.6	134.4
Total current assets	1,633.1	1,384.9
Property, plant and equipment, net	997.5	997.4
Goodwill	853.9	532.0
Intangible assets, net	1,715.0	422.1
Other assets	255.8	220.2
Total Assets	$5,455.3	$3,556.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$11.2	$1.5
Accounts payable	119.9	120.9
Accrued payroll and payroll-related costs	58.0	66.5
Accrued branded rebates	33.6	34.6
Accrued and other current liabilities	403.1	376.7
Total current liabilities	625.8	600.2
Long-term debt	2,204.7	918.3
Pension and postretirement benefits	104.0	108.0
Environmental liabilities	63.7	39.5
Deferred income taxes	794.8	310.1
Other income tax liabilities	148.1	153.1
Other liabilities	175.8	171.8
Total Liabilities	4,116.9	2,301.0
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 58,474,132 and 57,713,873 issued; 58,443,505 and 57,713,390 outstanding	11.7	11.5
Ordinary shares held in treasury at cost, 30,627 and 483	(1.8)	—
Additional paid-in capital	1,131.4	1,102.1
Retained earnings	90.7	33.5
Accumulated other comprehensive income	106.4	108.5
Total Shareholders' Equity	1,338.4	1,255.6
Total Liabilities and Shareholders' Equity	$5,455.3	$3,556.6

See Notes to Condensed Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	March 28, 2014	March 29, 2013
Cash Flows From Operating Activities:
Net income	$57.2	$53.2
Loss from discontinued operations, net of income taxes	0.9	1.1
Income from continuing operations	58.1	54.3
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	76.7	66.9
Share-based compensation	9.4	6.6
Deferred income taxes	(12.3)	3.5
Non-cash restructuring charge	2.6	—
Other non-cash items	4.1	(2.8)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	79.6	(77.8)
Inventories	(39.0)	(23.1)
Accounts payable	(34.0)	(12.0)
Income taxes	0.3	27.3
Accrued and other liabilities	(18.0)	(38.4)
Other	13.7	(12.3)
Net cash provided by (used in) operating activities	141.2	(7.8)
Cash Flows From Investing Activities:
Capital expenditures	(50.7)	(76.7)
Acquisitions and intangibles, net of cash acquired	(1,293.2)	(88.1)
Restricted cash	4.1	0.9
Other	8.0	(1.1)
Net cash (used in) investing activities	(1,331.8)	(165.0)
Cash Flows From Financing Activities:
Issuance of external debt	1,296.8	—
Repayment of external debt	(30.1)	—
Repayment of capital leases	(0.7)	(0.7)
Excess tax benefit from share-based compensation	4.0	3.0
Debt financing costs	(32.2)	(2.3)
Net transfers to parent	—	172.8
Proceeds from exercise of share options	16.1	—
Repurchase of shares	(1.8)	—
Net cash provided by financing activities	1,252.1	172.8
Effect of currency rate changes on cash	(2.1)	—
Net increase in cash and cash equivalents	59.4	—
Cash and cash equivalents at beginning of period	275.5	—
Cash and cash equivalents at end of period	$334.9	$—

See Notes to Condensed Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at September 27, 2013	57.7	$11.5	—	$—	$1,102.1	$33.5	$108.5	$1,255.6
Net income	—	—	—	—	—	57.2	—	57.2
Currency translation adjustments	—	—	—	—	—	—	(2.0)	(2.0)
Change in derivatives, net of tax	—	—	—	—	—	—	0.2	0.2
Minimum pension liability, net of tax	—	—	—	—	—	—	(0.3)	(0.3)
Share options exercised	0.4	0.1	—	—	20.0	—	—	20.1
Vesting of restricted shares	0.3	0.1	—	—	(0.1)	—	—	—
Share-based compensation	—	—	—	—	9.4	—	—	9.4
Repurchase of shares	—	—	—	(1.8)	—	—	—	(1.8)
Balance at March 28, 2014	58.4	$11.7	—	$(1.8)	$1,131.4	$90.7	$106.4	$1,338.4

See Notes to Condensed Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(unaudited, dollars in millions, expect per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc, and its subsidiaries (collectively, "Mallinckrodt" or "the Company"), is a global company that develops, manufactures, markets and distributes both branded and specialty generic pharmaceuticals, active pharmaceutical ingredients ("API") and diagnostic imaging agents. These products are found in almost every hospital, standalone diagnostic imaging center or pharmacy in the United States ("U.S.") and the Company has a commercial presence in approximately 65 countries. The Company believes its extensive commercial reach and formulation expertise, coupled with its ability to navigate the highly regulated and technical nature of its business, have created compelling competitive advantages that it anticipates will sustain future revenue growth.
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

Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements reflect the consolidated financial results of the Company as an independent, publicly-traded company for the three and six months ended March 28, 2014 and the consolidated financial position as of March 28, 2014 and September 27, 2013. The three and six months ended March 29, 2013 reflect the combined results of operations of the Pharmaceuticals business of Covidien.
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
The Company's unaudited condensed combined financial statements for the three and six months ended March 29, 2013 may not be indicative of its future performance and do not necessarily reflect the results of operations and cash flows that would have been had it operated as an independent, publicly-traded company during that period. The unaudited condensed combined financial statements for the three and six months ended March 29, 2013 include expense allocations for certain functions provided by Covidien, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and share-based compensation. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating expenses, headcount or other measures. The amounts allocated were $13.6 million and $25.5 million during the three and six months ended March 29, 2013, respectively, and were included within selling, general and administrative expenses. Management considers the bases on which the expenses were allocated to reasonably reflect the utilization of services provided to, or the benefit received by, the Company; however, the allocations may not reflect the expense the Company would have incurred as an independent, publicly-traded company during that period. Following the Separation, the Company has performed these functions using its own resources or purchased services, certain of which are being provided by Covidien during a transitional period pursuant to a transition services agreement dated June 28, 2013, between Mallinckrodt and Covidien, particularly in relation to areas outside the U.S. The terms and prices on which such services are rendered may not be as favorable as those that were allocated to the Company by Covidien.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of September. The second fiscal quarters of 2014 and 2013 ended on March 28, 2014 and March 29, 2013, respectively. Fiscal 2013 consisted of 52 weeks and ended on September 27, 2013. Unless otherwise indicated, the three and six months ended March 28, 2014 refers to the thirteen and twenty-six week periods ended March 28, 2014 and the three and six months ended March 29, 2013 refers to the thirteen and twenty-six week periods ended March 29, 2013.

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
FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," in July 2013. This update provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, to eliminate diversity in practice in the presentation of unrecognized tax benefits in those instances. Except in certain circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This guidance is effective for the Company in the first quarter of fiscal 2015. The Company is still assessing the impact of the pronouncement.
FASB issued ASU 2014-04, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," in April 2014. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for the Company in the first quarter of fiscal 2016, with early adoption permitted. The Company is still assessing the impact of the pronouncement.

3.	License of Intellectual Property
The Company was involved in patent disputes with a counterparty relating to certain intellectual property relevant to extended-release oxymorphone. In December 2013, the counterparty agreed to pay the Company an upfront cash payment of $4.0 million and contractually obligated future payments of $8.0 million through July 2018, in exchange for the withdrawal of all claims associated with the intellectual property and a license to utilize the Company's intellectual property. The Company has completed the earnings process associated with the agreement and recorded an $11.7 million gain, included within gains on divestiture and license, during the six months ended March 28, 2014.

4.	Acquisitions
Business Acquisitions
Cadence Pharmaceuticals
On March 19, 2014, the Company acquired all of the outstanding common stock of Cadence Pharmaceuticals, Inc. ("Cadence"), a biopharmaceuticals company focused on commercializing products principally for use in the hospital setting, for total consideration of $14.00 per share in cash, or approximately $1.3 billion. The acquisition was primarily funded through a $1.3 billion senior secured term loan credit facility, as further discussed in Note 11. Cadence's sole product, OFIRMEV® (acetaminophen) injection ("Ofirmev"), is a proprietary intravenous formulation of acetaminophen for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever. The acquisition of Cadence adds a growth product to the Specialty Pharmaceuticals product portfolio and provides the Company an opportunity to expand its reach into the adjacent hospital market, in which Cadence had established a strong presence.
The following amounts represent the preliminary allocation of the fair value of the identifiable assets acquired and liabilities assumed, including preliminary goodwill and intangible assets, and the related deferred tax balances. The Company expects to complete its valuation analysis and finalize deferred tax balances as of the acquisition date no later than the fourth fiscal quarter of 2014. The changes in the purchase price allocation and preliminary goodwill based on the final valuation may include, but are not limited to, changes in deferred income taxes, intangible assets and inventory.

Cash and cash equivalents	$43.2
Inventory	21.0
Intangible assets	1,300.0
Goodwill	321.9
Other assets, current and non-current (1)	18.0
Deferred tax liabilities, net	(296.6)
Other liabilities, current and non-current (2)	(78.3)
Net assets acquired	$1,329.2

(1)	This amount includes $14.7 million of accounts receivable, which is also the gross contractual value.

(2)	This amount includes $30.0 million of pre-existing Cadence debt, which the Company repaid upon completion of the acquisition.

Intangible assets acquired consist of the following:

	Amount	Amortization Period
Completed technology	$1,300.0	8 years

The completed technology intangible asset relates to Cadence's sole product, Ofirmev, the rights to which have been in-licensed from Bristol-Myers Squibb Company ("BMS"). The fair value of the intangible asset was determined using the income approach, which is a valuation technique that provides an estimate of the fair value of the asset based on market participant expectations of the cash flows an asset would generate. The cash flows were discounted at an 13.0% rate. For more information on the BMS license agreement, refer to "License Agreement" below. Based on the Company's preliminary estimate, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce, anticipated synergies and the tax-free nature of the transaction. The goodwill is not deductible for U.S. income tax purposes. All assets acquired are included within the Company's Specialty Pharmaceuticals segment.
The condensed consolidated statements of income for both the three and six months ended March 28, 2014 included net sales of $5.3 million and a $9.0 million loss from continuing operations before income taxes. These amounts reflect the operating results and amortization expenses of Cadence since the date of acquisition. Acquisition costs included in the consolidated statements of income for the three and six months ended March 28, 2014 were $17.6 million, and were included within selling, general and administrative expenses in the consolidated statements of income.

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and of Cadence for the three and six months ended March 28, 2014 and March 29, 2013 as if the acquisition had occurred on October 1, 2012, along with certain pro forma adjustments. These pro forma adjustments consist primarily of:

•	non-recurring costs related to the step-up in value of acquired inventory and transaction costs related to the acquisition of Cadence;

•	increased amortization expense related to the completed technology intangible asset acquired in the acquisition of Cadence;

•
increased interest expense to reflect the variable rate term loan and revolving credit facility entered into in connection with the acquisition of Cadence (utilizing the interest rate in effect at March 28, 2014, 3.50%), including interest and amortization of deferred financing costs and original issue discount; and

•	the related income tax effects.

The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results. In addition, the unaudited pro forma information does not reflect the cost of any integration activities, benefits from any synergies that may be derived from the acquisition or revenue growth that may be anticipated.

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net sales	$588.2	$608.9	$1,163.7	$1,130.1
Net (loss) income	(18.4)	4.4	(2.6)	(35.7)

Basic (loss) earnings per share	$(0.32)	$0.08	$(0.04)	$(0.62)
Diluted (loss) earnings per share	(0.31)	0.08	(0.04)	(0.62)

CNS Therapeutics
On October 1, 2012, the Company acquired all the outstanding equity of CNS Therapeutics, Inc. ("CNS Therapeutics"), a specialty pharmaceuticals company focused on developing and commercializing intrathecal products for site-specific administration to the central nervous system to treat neurological disorders and intractable chronic pain, for total consideration of $95.0 million. The total consideration was comprised of an upfront cash payment of $88.1 million (net of cash acquired of $3.6 million) and the fair value of contingent consideration of $6.9 million. This contingent consideration, which could potentially total a maximum of $9.0 million, is discussed further in Note 18. All assets acquired are included within the Company's Specialty Pharmaceuticals segment. The acquisition of CNS Therapeutics expanded the Company's branded pharmaceuticals portfolio and supports the Company's strategy of leveraging its therapeutic expertise and core capabilities in manufacturing, regulatory and commercialization to serve patients. With the acquisition, the Company now offers products for use in the management of severe spasticity of cerebal or spinal origin with a research and development pipeline of an additional presentation and concentration of GABLOFEN® (baclofen injection) ("Gablofen"), as well as other investigational pain products for intrathecal administration.
The condensed consolidated statements of income for the three and six months ended March 28, 2014 contained $7.8 million and $15.4 million, respectively, of net sales of intrathecal products. The condensed combined statements of income for the three and six months ended March 29, 2013 contained $6.8 million and $13.3 million, respectively, of net sales of intrathecal products. Acquisition and integration costs included in the periods presented were not material.

License Agreement
Bristol-Myers Squibb
As part of the Cadence acquisition, the Company acquired the exclusive development and commercialization rights to Ofirmev in the U.S. and Canada, as well as the rights to the patents and technology, which were originally in-licensed by Cadence from BMS in March 2006. BMS sublicensed these rights to Cadence under a license agreement with SCR Pharmatop S.A. ("Pharmatop"), and the Company has the right to grant sublicenses to third parties. Under this license agreement, the Company may be obligated to make future milestone payments of up to $25.0 million upon the achievement of certain levels of net sales. In addition, the Company is obligated to pay royalties on sales of the product.

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
Prior to Separation, Covidien initiated restructuring programs, which also applied to its Pharmaceuticals business. Restructuring actions associated with acquisitions made prior to the Separation are included within Other programs below. These programs were substantially completed as of September 27, 2013.
Net restructuring and related charges by segment were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Specialty Pharmaceuticals	$2.7	$5.9	$2.7	$6.6
Global Medical Imaging	18.5	1.0	26.6	1.3
Corporate	0.5	—	0.5	—
Restructuring and related charges, net	21.7	6.9	29.8	7.9
Less: accelerated depreciation	—	(0.5)	(0.1)	(1.3)
Restructuring charges, net	$21.7	$6.4	$29.7	$6.6

Net restructuring and related charges were comprised of the following:

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
2013 Mallinckrodt Program	$22.6	$—	$30.9	$—
Other programs	(0.9)	6.9	(1.1)	7.9
Total programs	21.7	6.9	29.8	7.9
Less: non-cash charges, including accelerated depreciation	(2.6)	(0.5)	(2.7)	(1.4)
Total charges expected to be settled in cash	$19.1	$6.4	$27.1	$6.5

The following table summarizes cash activity for restructuring reserves, substantially all of which related to employee severance and benefits, with the exception of $8.4 million related to consulting costs associated with restructuring initiatives:

	2013 Mallinckrodt Program	Other Programs	Total
Balance at September 27, 2013	$14.9	$10.6	$25.5
Charges	30.0	0.8	30.8
Changes in estimate	(1.7)	(2.0)	(3.7)
Cash payments	(10.9)	(5.3)	(16.2)
Currency translation and other	(0.3)	0.1	(0.2)
Balance at March 28, 2014	$32.0	$4.2	$36.2

Net restructuring and related charges, including associated asset impairments, incurred cumulative to date related to the 2013 Mallinckrodt Program were as follows:

Specialty Pharmaceuticals	$5.2
Global Medical Imaging	36.3
Corporate	4.3
$45.8

Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

6.	Income Taxes
The Company recognized an income tax benefit of $20.3 million on loss from continuing operations before income taxes of $8.6 million for the three months ended March 28, 2014 and income tax expense of $19.0 million on income from continuing operations before income taxes of $53.5 million for the three months ended March 29, 2013. Income tax benefit was $3.7 million on income from continuing operations before income taxes of $54.4 million for the six months ended March 28, 2014 and $36.1 million on income from continuing operations before income taxes of $90.4 million for the six months ended March 29, 2013.
The effective tax rates were impacted by the Cadence acquisition and the Separation. The rates for the three and six months ended March 28, 2014 are most notably impacted by the inclusion of a $20.7 million tax benefit associated with the Cadence acquisition, including financing and acquisition costs and amortization of the acquired intangible asset. With regard to the Separation, during the three months ended March 28, 2014, the Company received a $0.4 million tax benefit on $2.6 million of separation costs compared with a $1.0 million tax benefit on $14.4 million of separation costs for the three months ended March 29, 2013. During the six months ended March 28, 2014, the Company received a $1.1 million tax benefit on $4.8 million of separation costs compared with a $1.3 million tax benefit on $26.4 million of separation costs for the six months ended March 29, 2013. These impacts on the effective tax rate for the three and six months ended March 28, 2014 were magnified by the level of income (loss) from continuing operations before income taxes. Furthermore, the Company's effective tax rate for the six months ended March 29, 2013 reflected the business as historically managed by Covidien, rather than as an independent, publicly-traded company.
The acquisition of Cadence resulted in a preliminary net deferred tax liability increase of $296.6 million. Significant components of this increase include $499.6 million of deferred tax liability associated with the Ofirmev intangible asset, $196.2 million of deferred tax asset associated with federal and state net operating losses, $5.8 million of deferred tax assets associated with federal and state tax credits, and a $7.3 million valuation allowance related to the uncertainty of the utilization of certain deferred tax assets.
The Company's unrecognized tax benefits, excluding interest, totaled $105.0 million at March 28, 2014 and $100.1 million at September 27, 2013. The net increase of $4.9 million primarily resulted from increases to prior period tax positions of $11.5 million and current year activity of $1.4 million, partially offset by reductions to unrecognized tax benefits as a result of settlements of $0.2 million and the lapse of the applicable statutes of limitation of $7.8 million. Included within the $105.0 million of total unrecognized tax benefits at March 28, 2014, there are $101.2 million of unrecognized tax benefits which if favorably settled would benefit the effective tax rate. The total amount of accrued interest related to these obligations was $56.1 million at March 28, 2014 and $62.1 million at September 27, 2013.
It is reasonably possible that within the next twelve months, as a result of the resolution of various federal, state and foreign examinations and appeals and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $44.9 million and the amount of interest and penalties will decrease by up to $26.4 million.

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

The computations of basic and diluted earnings (loss) per share assumes that the number of shares outstanding for periods prior to June 28, 2013 was equal to the number of ordinary shares of Mallinckrodt outstanding on June 28, 2013, immediately following the distribution of one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien. The dilutive effect of the Company's share-based awards that were issued as a result of the conversion of Covidien share-based awards with the Separation, the initial equity awards granted to certain of the Company's executives on July 1, 2013 and any other Company grants made since the Separation have been included in the computation of diluted earnings per share for the three and six months ended March 28, 2014, weighted appropriately for the portion of the period they were outstanding.

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Weighted-average shares for basic earnings (loss) per share	58.2	57.7	58.0	57.7
Effect of share options and restricted shares	0.9	—	0.7	—
Weighted-average shares for diluted earnings (loss) per share	59.1	57.7	58.7	57.7

The computation of diluted earnings per share for the three and six months ended March 28, 2014 includes all equity awards, as no awards were considered to be anti-dilutive.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	March 28, 2014	September 27, 2013
Raw materials and supplies	$85.7	$68.8
Work in process	194.9	191.5
Finished goods	164.1	142.8
	$444.7	$403.1

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	March 28, 2014	September 27, 2013
Property, plant and equipment, gross	$1,918.3	$1,873.7
Less: accumulated depreciation	(920.8)	(876.3)
Property, plant and equipment, net	$997.5	$997.4

Depreciation expense for property, plant and equipment was $26.1 million and $24.4 million during the three months ended March 28, 2014 and March 29, 2013, respectively and $52.4 million and $49.2 million during the six months ended March 28, 2014 and March 29, 2013, respectively. Depreciation expense included depreciation on demonstration equipment of $0.9 million and $0.9 million for the three months ended March 28, 2014 and March 29, 2013, respectively, and $2.0 million and $1.7 million for the six months ended March 28, 2014 and March 29, 2013, respectively. Demonstration equipment was included within other assets on the unaudited condensed consolidated balance sheets.

10.	Goodwill and Intangible Assets
The carrying amount of goodwill by segment for the periods presented was as follows:

	Specialty Pharmaceuticals	Global Medical Imaging	Total
Goodwill at September 27, 2013	$312.3	$219.7	$532.0
Acquisitions	321.9	—	321.9
Goodwill at March 28, 2014	$634.2	$219.7	$853.9

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	March 28, 2014		September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$1,749.2	$212.8	$449.2	$196.6
Licenses	201.1	85.5	191.1	79.3
Trademarks	7.9	3.9	7.9	3.8
Other	7.2	1.8	—	—
Total	$1,965.4	$304.0	$648.2	$279.7
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	18.6		18.6
Total	$53.6		$53.6

On March 19, 2014, the Company completed its acquisition of Cadence. With this acquisition, the Company acquired a $1.3 billion completed technology intangible asset relating to Cadence's sole product, Ofirmev, the rights to which have been in-licensed from BMS. For more information on the intangible asset, acquisition and BMS license agreement, refer to Note 4.
In March 2014, the Company obtained approval from the U.S. Food and Drug Administration ("FDA") for XARTEMIS™ XR (oxycodone HCl and acetaminophen) extended-release tablets (CII), resulting in a milestone payment of $10.0 million. In January 2014, the Company purchased royalty rights associated with EXALGO® (hydromorphone HCl) extended-release tablets (CII) for $7.2 million.
Intangible asset amortization expense was $15.5 million and $8.8 million during the three months ended March 28, 2014 and March 29, 2013, respectively, and $24.3 million and $17.7 million during the six months ended March 28, 2014 and March 29, 2013, respectively. The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of fiscal 2014	$103.1
Fiscal 2015	200.7
Fiscal 2016	198.8
Fiscal 2017	197.4
Fiscal 2018	188.7

11.	Debt
Debt was comprised of the following at the end of each period:

	March 28, 2014	September 27, 2013
Current maturities of long-term debt:
Term loan	$9.8	$—
Capital lease obligation	1.4	1.4
Loan payable	—	0.1
Total current debt	11.2	1.5
Long-term debt:
Term loan	1,287.0	—
3.50% notes due April 2018	300.0	299.9
9.50% debentures due May 2022	10.4	10.4
8.00% debentures due March 2023	8.0	8.0
4.75% notes due April 2023	598.2	598.2
Capital lease obligation	1.1	1.8
Total long-term debt	2,204.7	918.3
Total debt	$2,215.9	$919.8

In March 2014, in connection with the acquisition of Cadence, Mallinckrodt International Finance S.A. ("MIFSA") and Mallinckrodt CB LLC ("MCB"), each a subsidiary of the Company, entered into senior secured credit facilities consisting of a $1.3 billion term loan facility due 2021 ("the Term Loan") and a $250.0 million revolving credit facility due 2019 ("the Revolver") (collectively, "the Facilities"). The Facilities are fully and unconditionally guaranteed by Mallinckrodt plc, certain of its direct or indirect wholly-owned U.S. subsidiaries and each of its direct or indirect wholly-owned subsidiaries that owns directly or indirectly any such wholly-owned U.S. subsidiary (collectively, "the Guarantors"). The Facilities are secured by a security interest in certain assets of MIFSA, MCB and the Guarantors. The Facilities contain customary affirmative and negative covenants, which include, among other things, restrictions on the Company's ability to declare or pay dividends, create liens, incur additional indebtedness, enter into sale and lease-back transactions, make investments, dispose of assets and merge or consolidate with any other person. In addition, the Revolver contains a financial covenant that may limit the Company's total net leverage ratio, which is defined as the ratio of (i) the Company's consolidated debt, less any unrestricted cash and cash equivalents, to (ii) the Company's adjusted consolidated EBITDA, as defined in the credit agreement. The Facilities bear interest at LIBOR plus a margin based on the Company's total net leverage ratio, and the Term Loan is subject to a minimum LIBOR level of 0.75%. Interest payment dates are variable based on the LIBOR rate utilized, but the Company generally expects interest to be payable every 90 days. The Term Loan requires quarterly principal amortization payments in an amount equal to 0.25% of the original principal amount of the Term Loan payable on the last day of each calendar quarter, commencing on June 30, 2014, with the remaining balance payable on the due date, March 19, 2021. The Company incurred an original issue discount of 0.25%, or $3.3 million, associated with the Term Loan. The Revolver contains a $150.0 million letter of credit provision, of which none had been issued as of March 28, 2014. Unused commitments on the Revolver are subject to an annual commitment fee determined by reference to the Company's public debt rating, which was 0.375% as of March 28, 2014, and the fee applied to outstanding letters of credit is based on the interest rate applied to borrowings. As of March 28, 2014, the applicable interest rate on outstanding borrowings under the Revolver would have been approximately 3.00%; however, there were no outstanding borrowings. As of March 28, 2014, the applicable interest rate for the Term Loan was 3.50% and outstanding borrowings totaled $1.3 billion.
In conjunction with entering into the Revolver in March 2014, MIFSA terminated the $250.0 million five-year senior unsecured revolving credit facility entered into in March 2013.
In April 2013, MIFSA issued and sold in a private placement $300.0 million aggregate principal amount of 3.50% senior unsecured notes due April 2018 and $600.0 million aggregate principal amount of 4.75% senior unsecured notes due April 2023 (collectively, "the Notes"). In connection with the initial offering, MIFSA entered into a registration rights agreement with the initial purchasers in which MIFSA agreed, among other things, to register the Notes with the SEC within one year of the issuance of the Notes. On January 16, 2014, MIFSA filed the registration statement, which was declared effective on March 5, 2014, and the bonds were exchanged in accordance with the registration statement. The Notes are subject to an indenture which contains customary affirmative and negative covenants. Mallinckrodt plc has fully and unconditionally guaranteed the Notes on an unsecured and unsubordinated basis. MIFSA pays interest on the Notes semiannually in arrears on April 15 and October 15 of each year.

As of March 28, 2014, the Company was, and expects to remain, in compliance with the provisions and covenants associated with the Term Loan, the Revolver, the Notes and its other debt agreements.

12.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Service cost	$1.2	$1.2	$2.5	$2.4
Interest cost	5.0	4.5	9.9	9.1
Expected return on plan assets	(6.1)	(7.3)	(12.2)	(14.7)
Amortization of net actuarial loss	2.1	3.0	4.2	6.0
Amortization of prior service (credit) cost	(0.2)	0.2	(0.3)	0.3
Plan settlements	0.3	—	0.3	—
Net periodic benefit cost	$2.3	$1.6	$4.4	$3.1

The net periodic benefit credit for the Company's postretirement benefit pension plans for the three months ended March 28, 2014 and March 29, 2013 was $1.8 million and $1.5 million, respectively, and $3.6 million and $3.1 million for the six months ended March 28, 2014 and March 29, 2013, respectively. The components of the credit were not material.
During the six months ended March 29, 2013, Covidien made a $37.5 million voluntary contribution to the Company's pension plans. The Company may elect to make voluntary contributions to its defined benefit pension plans or its postretirement benefit plans during fiscal 2014.

13.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income were as follows:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 27, 2013	$158.6	$(7.3)	$(42.8)	$108.5
Other comprehensive loss before reclassifications	(2.0)	—	—	(2.0)
Amounts reclassified from accumulated other comprehensive income	—	0.2	(0.3)	(0.1)
Net current period other comprehensive (loss) income	(2.0)	0.2	(0.3)	(2.1)
Balance at March 28, 2014	$156.6	$(7.1)	$(43.1)	$106.4

The following summarizes reclassifications out of accumulated other comprehensive income for the three and six months ended March 28, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended March 28, 2014	Six Months Ended March 28, 2014	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized gain on derivatives	$0.1	$0.3	Interest expense
Income tax provision	—	(0.1)	Provision for income taxes
Net of income taxes	0.1	0.2

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.1	4.2	(1)
Prior service credit	(2.4)	(4.9)	(1)
Plan settlements	0.3	0.3	(1)
Total before tax	—	(0.4)
Income tax provision	—	0.1	Provision for income taxes
Net of income taxes	—	(0.3)

Total reclassifications for the period	$0.1	$(0.1)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

14.	Transactions with Former Parent Company
Prior to the completion of the Separation on June 28, 2013, the Company was part of Covidien and, as such, transactions between Covidien and the Company were considered related party transactions. These intercompany transactions were included in the unaudited condensed combined financial statements for the three and six months ended March 29, 2013, and were considered to be effectively settled for cash at the time the transactions were recorded. The continuing relationship between Covidien and the Company is primarily governed through agreements entered into as part of the Separation, including a separation and distribution agreement, a tax matters agreement and a transition services agreement. These agreements were filed with the SEC as Exhibits 2.1, 10.1 and 10.3, respectively, to the Company's Current Report on Form 8-K filed on July 1, 2013. For further discussion on these agreements and other historical related party transactions, refer to the Company's Annual Report on Form 10-K filed with the SEC on December 13, 2013.

Sales and Purchases
During the three months ended March 28, 2014 and March 29, 2013, the Company sold inventory to Covidien in the amount of $11.1 million and $11.8 million, respectively, which is included in net sales in the unaudited condensed consolidated and combined statements of income. During the six months ended March 28, 2014 and March 29, 2013, the Company sold inventory to Covidien in the amount of $23.2 million and $25.9 million, respectively. The Company also purchases inventories from Covidien. The Company recognized cost of sales from these inventory purchases of $9.3 million and $9.1 million during the three months ended March 28, 2014 and March 29, 2013 and $19.3 million and $22.0 million during the six months ended March 28, 2014 and March 29, 2013, respectively.

Allocated Expenses
As discussed in Note 1, the unaudited condensed combined financial statements for the three and six months ended March 29, 2013 included expense allocations for certain functions provided by Covidien, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and share-based compensation. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating expenses, headcount or other measures. The amounts allocated were $13.6 million and $25.5 million during the three and six months ended March 29, 2013, and were included within selling, general and administrative expenses.

Balance Sheet Impacts
Subsequent to the Separation, the Company and Covidien maintain an ongoing relationship in which each party may provide services to the other party, including the distribution of goods. As a result of these relationships, the unaudited condensed consolidated balance sheets as of March 28, 2014 and September 27, 2013 included $64.5 million and $62.2 million, respectively, of amounts due to the Company from Covidien, within prepaid expenses and other current assets, and $74.3 million and $79.3 million, respectively, of amounts the Company owes Covidien, included within accrued and other liabilities.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of March 28, 2014 and September 27, 2013 was $16.8 million and $20.1 million, respectively, of which $13.9 million and $17.2 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at March 28, 2014 and September 27, 2013. As of March 28, 2014, the maximum future payments the Company could be required to make under these indemnification obligations was $71.4 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.4 million and $23.5 million remained in other assets on the unaudited condensed consolidated balance sheets at March 28, 2014 and September 27, 2013, respectively.
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
In addition, as of March 28, 2014, the Company had a $21.1 million letter of credit to guarantee decommissioning costs associated with its Saint Louis, Missouri plant. As of March 28, 2014, the Company had various other letters of credit and guarantee and surety bonds totaling $30.7 million.
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
The Company is subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described below. The Company believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, the Company believes, unless indicated below, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.

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

Patent/Antitrust Litigation
Tyco Healthcare Group LP, et al. v. Mutual Pharmaceutical Company, Inc. The Company filed a patent infringement suit in the U.S. District Court for the District of New Jersey against Mutual Pharmaceutical Co., Inc., et al. (collectively, "Mutual") on March 20, 2007 pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984, after Mutual submitted an Abbreviated New Drug Application ("ANDA") to the FDA seeking to sell a generic version of the Company's 7.5mg RESTORIL™ sleep aid product. Mutual also filed antitrust and unfair competition counterclaims. The patents at issue have since expired or been found invalid. On January 18, 2013, the trial court issued an opinion and order granting the Company's motion for summary judgment regarding Mutual's antitrust and unfair competition counterclaims. On May 1, 2013, Mutual appealed this decision to the U.S. Court of Appeals for the Federal Circuit and oral arguments were heard on February 6, 2014. While it is not possible at this time to determine with certainty the ultimate outcome of the counterclaims, the Company believes, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.
'222 and '218 Patent Litigation: Exela Pharma Sciences, LLC and Perrigo Company. In August 2011, Cadence, a subsidiary of the Company, and Pharmatop, the owner of the two U.S. patents and two Canadian patents licensed exclusively by Cadence, filed suit in the U.S. District Court for the District of Delaware against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc. (collectively, "Exela") and Perrigo Company, and its subsidiary, Paddock Laboratories, LLC (collectively, "Perrigo"). In the lawsuit, Cadence alleged that Exela and Perrigo infringed U.S. Patent Nos. 6,028,222 ("the '222 patent") and 6,992,218 ("the '218 patent") by filing their ANDAs seeking approval from the FDA to market a generic version of Ofirmev prior to the expiration of these patents. The '222 and '218 patents are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letter, thereby triggering a stay of FDA approval of the Exela and Perrigo ANDAs until the earlier of the expiration of a 30-month period, the expiration of the '222 and '218 patents, the entry of a settlement order or consent decree stating that the '222 and '218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Exela, or such shorter or longer period as the court may order. Exela filed an answer in the case that asserted, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims.
In November 2012, Cadence entered into a settlement agreement and a license agreement with Perrigo to settle similar litigation. The settlement agreement includes a stipulation by the parties requesting dismissal with prejudice of the lawsuit filed by Cadence relating to the ANDA filed by Perrigo. Under the terms of the license agreement, Cadence granted to the holder of the Perrigo ANDA and its affiliates the non-exclusive right to market a generic intravenous acetaminophen product in the U.S. under the Perrigo ANDA beginning December 6, 2020, or earlier under certain circumstances. The license agreement also provides that Perrigo has been granted the exclusive right of first refusal to negotiate an agreement with Cadence to market an authorized generic version of Ofirmev (i.e., a generic version marketed under Cadence's New Drug Application ("NDA")) in the U.S., in the event that Cadence elects to launch an authorized generic version of the product.
A bench trial for the lawsuit with Exela was held and the court ruled in favor of Cadence in November 2013 and found Exela's ANDA for a generic version of Ofirmev infringed the '222 and '218 patents. An appeal of the decision in favor of Cadence was filed by Exela on December 20, 2013. While it is not possible at this time to determine with certainty the ultimate outcome of the case, an adverse outcome could result in the launch of one or more generic versions of Ofirmev before the expiration of the last of the listed patents in June 2021 (or December 2021 if pediatric exclusivity is granted), could adversely affect the Company's ability to successfully maximize the value of Ofirmev and have an adverse effect on its financial condition, results of operations and cash flows.
'222 and '218 Patent Litigation: Fresenius Kabi USA, LLC, Sandoz, Inc. and Wockhardt USA LLC. In January 2013 and February 2013, respectively, Cadence filed suits in the U.S. District Court for the Southern District of California against Fresenius Kabi USA, LLC ("Fresenius") and Sandoz, Inc. ("Sandoz"), following receipt of December 2012 notices from each company concerning their submissions of a NDA and an ANDA containing Paragraph IV patent certifications with the FDA for generic versions of Ofirmev. In October 2013, Cadence filed a motion to amend its complaint against Sandoz to join Sandoz AG, Neogen International N.V., APC Pharmaceuticals, LLC, and DIACO S.p.A. (collectively, "the Sandoz Parties") to the lawsuit against Sandoz due to the involvement of each of these companies with the preparation of the Sandoz ANDA and related matters.

In the lawsuits against Fresenius and the Sandoz Parties, which were coordinated for purposes of discovery and other pretrial proceedings in the Southern District of California, Cadence alleged that Fresenius and the Sandoz Parties each infringed the '222 and '218 patents by filing a NDA, in the case of Fresenius, or an ANDA, in the case of the Sandoz Parties, seeking approval from the FDA to market a generic version of Ofirmev prior to the expiration of these patents. Both Fresenius and the Sandoz Parties filed answers in the Southern District of California asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. Both the Fresenius and Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the '222 and '218 patents, the entry of a settlement order or consent decree stating that the '222 and '218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or the Sandoz Parties, or such shorter or longer period as the court may order.
In January 2014, Cadence entered into a settlement agreement and a binding term sheet for a license agreement with the Sandoz Parties. The settlement agreement includes a stipulation by the parties requesting dismissal with prejudice of the lawsuit filed by the Company relating to the ANDA filed by Sandoz. Under the terms of the license, Cadence granted to the holder of the Sandoz ANDA and its affiliates the non-exclusive right to market a generic intravenous acetaminophen product in the U.S. under the Sandoz ANDA beginning December 6, 2020, or earlier under certain circumstances. Cadence also agreed that in the event that it determines to launch an authorized generic version of Ofirmev (i.e., a generic version marketed under its NDA) in the U.S. and Perrigo elects not to exercise its right of first refusal to become the distributor of the authorized generic version of the product, Cadence will grant a similar right of first refusal to the holder of the Sandoz ANDA on substantially the same terms as those previously granted to Perrigo. Litigation remains ongoing against Fresenius, and the bench trial for such lawsuit is tentatively scheduled to commence in July 2014.
In December 2013, Cadence received a notice from Wockhardt USA LLC ("Wockhardt"), stating that Wockhardt filed an ANDA containing a Paragraph IV patent certification with the FDA for a generic version Ofirmev. This notice stated that the Paragraph IV patent certification was made with respect to both the '222 patent and the '218 patent. Cadence filed suit against Wockhardt Limited, Wockhardt BIO AG and Wockhardt in January 2014 in the U.S. District Court of Delaware and in the U.S. District Court of New Jersey. In March 2014, Cadence entered into a settlement agreement and a license agreement with Wockhardt. The settlement agreement includes a stipulation by the parties requesting dismissal with prejudice of the lawsuit filed by Cadence relating the ANDA filed by Wockhardt. Under the terms of the license agreement, Cadence granted to the holder of Wockhardt ANDA and its affiliates the non-exclusive right to market a generic intravenous acetaminophen product in the U.S. under the Wockhardt ANDA beginning December 6, 2020, or earlier under certain circumstances.
The Company intends to vigorously enforce its intellectual property rights relating to Ofirmev to prevent the marketing of infringing generic products prior to the expiration of the Cadence patents. The '222 patent expires in August 2017 (or February 2018 if pediatric exclusivity is granted) and the '218 patent expires in June 2021 (or December 2021 if pediatric exclusivity is granted). While it is not possible at this time to determine with certainty the ultimate outcome of the cases, an adverse outcome could result in the launch of one or more generic versions of Ofirmev before the expiration of the last of the listed patents, which could adversely affect the Company's ability to successfully maximize the value of Ofirmev and have an adverse effect on its financial condition, results of operations and cash flows.
'222 and '218 Patents: Ex Parte Reexamination. In September 2012, Exela filed with the U.S. Patent and Trademark Office ("USPTO") a Request for Ex Parte Reexamination of the '222 patent. In December 2012, Cadence received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. In February 2013, Cadence and Pharmatop filed with the USPTO a patent owner's statement commenting on the reexamination request, and in April 2013, Exela filed comments in response to the patent owner's statement. In a non-final, initial office action issued by the USPTO in August 2013, the USPTO rejected certain claims of the '222 patent. A response to the first office action was filed in November 2013. A supplemental amendment and response was filed in February 2014 and a next office action was issued in March 2014.
In addition, in January 2014, an unidentified third party filed with the USPTO a Request for Ex Parte Reexamination of the '218 patent. The reexamination request was granted on March 14, 2014.
All of the claims of the '222 and '218 patents remain valid and in force during the reexamination proceedings. Because Cadence and Pharmatop believe that the scope and validity of the patent claims in these patents are appropriate and that the USPTO's prior issuances of the patents were correct, the Company, in conjunction with Cadence and Pharmatop, will vigorously defend these patents. It is not possible at this time to determine with certainty whether Cadence and Pharmatop ultimately will succeed in maintaining the scope and validity of the claims of these patents during reexamination. If any of the patent claims in these patents ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to Ofirmev could be impaired, which could have an adverse effect on the Company's financial condition, results of operations and cash flows.

'218 Patent Litigation: Exela Pharma Sciences, LLC. In April 2012, Exela filed suit against David J. Kappos and the USPTO in the U.S. District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO's decision not to act on a petition by Exela to vacate the USPTO's April 2003 order reviving the international application for the '218 patent. The lawsuit followed the USPTO's rejection of Exela's petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop's petition to revive the '218 patent. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO's rules and regulations that allow for revival of abandoned, international patent applications under the "unintentional" standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. Cadence's motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court's decision to the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral argument on the appeal in February 2014. A decision by the Court of Appeals in favor of Exela could ultimately result in the invalidation of the '218 patent.

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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of March 28, 2014, it was probable that it would incur remedial costs in the range of $44.9 million to $118.6 million. The Company also concluded that, as of March 28, 2014, the best estimate within this range was $68.0 million, of which $4.3 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at March 28, 2014.
Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. The Company is a successor in interest to International Minerals and Chemicals Corporation ("IMC"). Between 1967 and 1982, IMC leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the Department of Justice, the U.S. Department of the Interior and the U.S. Environmental Protection Agency ("EPA") (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordnance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the Site, to compel General Dynamics to perform the remedial investigation and feasibility study ("RI/FS") for the AUS Operable Unit. General Dynamics negotiated an Administrative Order on Consent ("AOC") with the Government Agencies to conduct an extensive RI/FS at the Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that the Company is jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for alleged contamination of soils and groundwater resulting from historic operations, and has threatened to file a contribution claim against the Company and other parties for recovery of its costs incurred in connection with the RI/FS activities being conducted at the AUS Operable Unit. The Company and other PRPs who received demand letters from General Dynamics have explored settlement alternatives, but have not reached settlement to date. The Company and other PRPs are awaiting completion of the RI/FS by General Dynamics before the initiation of formal PRP negotiations to address resolution of these alleged claims. While it is not possible at this time to determine with certainty the ultimate outcome of this case, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Mallinckrodt Veterinary, Inc., Millsboro, Delaware. The Company previously operated a plant in Millsboro, Delaware ("the Millsboro Site") that manufactured various animal healthcare products. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third party near the Millsboro Site. The Company, and another former owner, assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA. The Company and another PRP have entered into two AOCs with the EPA to perform investigations to abate, mitigate or eliminate the release or threat of release of hazardous substances at the Millsboro Site and to conduct an Engineering Evaluation/Cost Analysis to characterize the nature and extent of the contamination. The Company, along with the other party, continues to conduct the studies and prepare remediation plans in accordance with the AOCs. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. The Company is named as a defendant in numerous tort complaints filed between February 2012 and April 2014 with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri. These cases allege personal injury for alleged exposure to radiological substances present in Coldwater Creek in Missouri. Plaintiffs lived in various locations in Saint Louis County, Missouri near Coldwater Creek. Radiological residues which may have been present in the creek have been remediated by the U.S. Army Corps of Engineers. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. The Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual issues to be resolved. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes, given the information currently available, that the ultimate resolution of all known claims will not have a material adverse effect on its financial condition, results of operations and cash flows.
Lower Passaic River, New Jersey. The Company and approximately 70 other companies comprise the Lower Passaic Cooperating Parties Group ("the CPG") and are parties to a May 2007 AOC with the EPA to perform a RI/FS of the 17-mile stretch known as the Lower Passaic River Study Area ("the River"). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey. In June 2007, the EPA issued a draft Focused Feasibility Study ("FFS") that considered interim remedial options for the lower 8-miles of the river, in addition to a "no action" option. As an interim step related to the 2007 AOC, the CPG voluntarily entered into an AOC on June 18, 2012 with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company's estimated costs related to the RI/FS and focused remediation at mile 10.9, based on interim allocations, are immaterial and have been accrued.
On April 11, 2014, the EPA issued its revised FFS, with remedial alternatives to address cleanup of the lower 8-mile stretch of the River, which also included a "no action" option. The EPA estimates the cost for the alternatives range from $365.0 million to $3.2 billion. The EPA's preferred approach would involve bank-to-bank dredging of the lower 8-mile stretch of the River and installing an engineered cap at a discounted, estimated cost of $1.7 billion. Based on the issuance of the EPA's revised FFS, the Company recorded a $23.1 million accrual in the second quarter of fiscal 2014 representing the Company's estimate of its allocable share of the joint and several remediation liability resulting from this matter. Despite the issuance of the revised FFS, there are many uncertainties associated with the final agreed upon remediation and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process occur.

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is also named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 28, 2014, there were approximately 11,750 asbestos-related cases pending against the Company.

The Company estimates pending asbestos claims and claims that were incurred but not reported and related insurance recoveries, which are recorded on a gross basis in the unaudited condensed consolidated balance sheets. The Company's estimate of its liability for pending and future claims is based on claims experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes, given the information currently available, that the ultimate resolution of all known and anticipated future claims, after taking into account amounts already accrued, along with recoveries from insurance, will not have a material adverse effect on its financial condition, results of operations and cash flows.

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

Balance at September 27, 2013	$50.6
Accretion expense	1.6
Currency translation	0.5
Balance at March 28, 2014	$52.7

The Company believes, given the information currently available, that any potential payment of such estimated amounts will not have a material adverse effect on its financial condition, results of operations and cash flows.

Industrial Revenue Bonds
The Company exchanged title to $27.4 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under a capital lease expiring December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten-year property tax abatement from the date the property is placed in service. Due to right of offset, the capital lease obligation and IRB asset are recorded net in the unaudited condensed consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.

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
With respect to certain tax returns filed by predecessor affiliates of the Company and Covidien, the U.S. Internal Revenue Service ("IRS") has concluded its field examination for the years 1997 through 2000 and has proposed tax adjustments. Several of the proposed adjustments could also affect both Covidien's and the Company's income tax returns for years after 2000. Certain of the IRS's proposed adjustments have been appealed, and all but one of the matters associated with the proposed tax adjustments have been resolved. The unresolved proposed adjustment asserts that substantially all of the predecessor affiliates' intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on the U.S. income tax returns. This matter is subject to the Company's $200.0 million liability limitation for periods prior to September 29, 2012, as prescribed in the Tax Matters Agreement. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information available to it today, that it will not have a material adverse effect on its financial condition, results of operations and cash flows.

Acquisition-Related Litigation
Nine purported class action lawsuits have been filed in February 2014 and March 2014 by purported holders of Cadence common stock in connection with the Company's acquisition of Cadence, six in the Delaware Court of Chancery (consolidated under the caption In re Cadence Pharmaceuticals, Inc. Stockholders Litigation), and three in California State Court, San Diego County (Denny v. Cadence Pharmaceuticals, Inc., et al., Militello v. Cadence Pharmaceuticals, Inc., et al., and Schuon v. Cadence Pharmaceuticals, Inc., et al.). The actions bring claims against, and generally allege that, the board of directors of Cadence breached their fiduciary duties in connection with the acquisition by, among other things, failing to maximize shareholder value, and the Delaware and Schuon actions further allege that Cadence omitted to disclose allegedly material information in its Schedule 14D-9. The lawsuits also allege, among other things, that the Company aided and abetted the purported breaches of fiduciary duty. The lawsuits seek various forms of relief, including but not limited to, rescission of the transaction, damages and attorneys' fees and costs. On March 7, 2014, following expedited discovery, the parties in the consolidated Delaware action entered into a Memorandum of Understanding ("the MOU"), which sets forth the parties' agreement in principle for a settlement of those actions. The settlement contemplated by the MOU will include, among other things, a release of all claims relating to the Company's acquisition of Cadence as set forth in the MOU. The settlement is subject to a number of conditions, including, among other things, final court approval following notice to the class. There have been no substantive proceedings in any of the California actions. While it is not possible at this time to determine with certainty the ultimate outcomes of these matters, the Company believes, given the information available to it today, that they will not have a material adverse effect on its financial condition, results of operations and cash flows.
Eight purported class action lawsuit were filed in April 2014 in the California State Court, Orange County by purported holders of Questcor Pharmaceuticals, Inc. ("Questcor") common stock in connection with the Company's proposed acquisition of Questcor (Hansen v. Thompson, et al., Heng v. Questcor Pharmaceuticals, Inc., et al., Buck v. Questcor Pharmaceuticals, Inc., et al., Yokem v. Questcor Pharmaceuticals, Inc., et al., Ellerbeck v. Questcor Pharmaceuticals, Inc., et al., Richter v. Questcor Pharmaceuticals, Inc., et al., Tramantano v. Questcor Pharmaceuticals, Inc., et al., and Crippen v. Questcor Pharmaceuticals, Inc., et al.). The actions bring claims against, and generally allege that, the board of directors of Questcor breached their fiduciary duties in connection with the acquisition by, among other things, agreeing to sell Questcor for inadequate consideration and pursuant to an inadequate process. Some of the lawsuits also allege, among other things, that the Company aided and abetted the purported breaches of fiduciary duty. The lawsuits seek various forms of relief, including but not limited to, an order enjoining the shareholder vote relating to the acquisition, rescission of the transaction if consummated, damages and attorneys' fees and costs. In addition, plantiffs in a prior-pending derivative litigation, In re Questcor Pharmaceuticals, Inc. Shareholder Derivative Litigation, pending in the U.S. District Court for the Central District of California, have filed an application to lift the stay of that action in order to file an amended complaint alleging that the board of directors of Questcor breached their fiduciary duties in connect with the acquisition. While it is not possible at this time to determine with certainty the ultimate outcomes of these matters, the Company believes, given the information available to it today, that they will not have a material adverse effect on its financial condition, results of operations and cash flows. For further information on the Company's proposed acquisition of Questcor, see Note 21.

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
The location and amount of the net gain (loss) on foreign exchange forward and option contracts not designated as hedging instruments was recorded as follows:

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Cost of sales	$(0.2)	$(1.5)	$(0.4)	$(2.4)
Selling, general and administrative	0.3	1.2	0.3	2.3
Other (expense) income, net	1.5	—	5.7	—
	$1.6	$(0.3)	$5.6	$(0.1)

Foreign currency losses included within net income for the three and six months ended March 28, 2014 were $4.3 million and $9.3 million, respectively, and for the six months ended March 29, 2013 were $0.5 million. Foreign currency losses for the three months ended March 29, 2013 were immaterial.
The fair value of foreign exchange forward and option contracts were included in the following captions of our unaudited condensed consolidated balance sheets at the end of each period:

	March 28, 2014	September 27, 2013
Prepaid expenses and other current assets	$0.6	$0.9
Accrued and other current liabilities	0.6	1.4

Commodities Exposure
Prior to the Separation, Covidien entered into gas commodity swap contracts on behalf of the Company, which were accounted for as cash flow hedges. As of March 28, 2014, there were no outstanding gas commodity swap contracts; however, the Company may utilize such contracts in the future to mitigate price risk associated with its forecasted commodity purchases. The amounts of the net losses on these contracts recorded during the three and six months ended March 29, 2013 were as follows:

	Three Months Ended	Six Months Ended
Cost of sales	$0.1	$0.2
Selling, general and administrative	0.3	0.6
	$0.4	$0.8

Interest Rate Exposure
MIFSA entered into three forward interest rate lock contracts in March 2013 and April 2013, each with a $300.0 million notional value and designated as cash flow hedges, against the risk of variability in market interest rates in advance of its anticipated issuance of its ten-year fixed rate senior notes due April 2023. Each interest rate lock contract was considered to be highly effective and the $7.6 million loss resulting from their settlements was recorded in accumulated other comprehensive income. As of March 28, 2014, $7.0 million of this loss remains in accumulated other comprehensive income and will be amortized to interest expense over the remaining term of the ten-year notes.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	March 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.1	$22.9	$12.2	$—
Foreign exchange forward and option contracts	0.6	0.6	—	—
	$35.7	$23.5	$12.2	$—

Liabilities:
Deferred compensation liabilities	$13.7	$—	$13.7	$—
Contingent consideration	7.0	—	—	7.0
Foreign exchange forward and option contracts	0.6	0.6	—	—
	$21.3	$0.6	$13.7	$7.0

	September 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.3	$22.6	$12.7	$—
Foreign exchange forward and option contracts	0.9	0.9	—	—
	$36.2	$23.5	$12.7	$—

Liabilities:
Deferred compensation liabilities	$13.5	$—	$13.5	$—
Contingent consideration	6.9	—	—	6.9
Foreign exchange forward and option contracts	1.4	1.4	—	—
	$21.8	$1.4	$13.5	$6.9

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
Contingent consideration. In October 2012, the Company recorded contingent consideration of $6.9 million upon the acquisition of CNS Therapeutics. This contingent consideration, which could potentially total a maximum of $9.0 million, is primarily based on whether the FDA approves another concentration of Gablofen on or before December 31, 2016. The fair value of the contingent payments was measured based on the probability-weighted present value of the consideration expected to be transferred using a discount rate of 1.0%. There were no changes to the initial estimate of the fair value of the consideration during the six months ended March 28, 2014.

Balance at September 27, 2013	$6.9
Accretion expense	0.1
Balance at March 28, 2014	$7.0

Financial Instruments Not Measured at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity to the Company of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash is equivalent to its carrying value of $20.2 million and $24.0 million as of March 28, 2014 and September 27, 2013, respectively (level 1), substantially all of which is included in other assets on the unaudited condensed consolidated balance sheets. The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $68.7 million and $67.7 million at March 28, 2014 and September 27, 2013, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
The carrying value of the Company's loan payable approximates fair value due to its short term nature. Since the quoted market prices for the Company's Term Loan, 8.00% and 9.50% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The Company's 3.50% notes and 4.75% notes are classified as level 1, as quoted prices are available in an active market for these notes. The following table presents the carrying values and estimated fair values of the Company's long-term debt, excluding capital leases, as of the end of each period:

	March 28, 2014		September 27, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loan payable	$—	$—	$0.1	$0.1
Term loan	1,296.8	1,301.0	—	—
3.50% notes due April 2018	300.0	296.0	299.9	293.7
9.50% debentures due May 2022	10.4	14.2	10.4	14.3
8.00% debentures due March 2023	8.0	10.2	8.0	10.2
4.75% notes due April 2023	598.2	571.6	598.2	568.5

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
The Company's accounts receivable, net of allowance for doubtful accounts, in Spain and Italy, which the Company has been closely monitoring, at the end of each period were as follows:

	March 28, 2014	September 27, 2013
Spain	$9.8	$9.2
Italy	10.7	12.6

Net sales to customers in Spain and Italy totaled $12.4 million and $14.1 million for the three months ended March 28, 2014 and March 29, 2013, respectively, and $24.7 million and $26.3 million for the six months ended March 28, 2014 and March 29, 2013, respectively.
The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Cardinal Health, Inc.	15%	20%	18%	20%
McKesson Corporation	15%	19%	15%	16%
Amerisource Bergen Corporation	10%	6%	11%	7%

The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	March 28, 2014	September 27, 2013
Cardinal Health, Inc.	20%	18%
McKesson Corporation	23%	22%
Amerisource Bergen Corporation	13%	14%

 The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Optiray™ (CMDS)	13%	13%	13%	14%
Acetaminophen products (API)	9%	10%	8%	10%
Methylphenidate ER (Specialty Generics)	8%	11%	9%	7%

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

19.	Segment Data
Selected information by business segment was as follows:

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net sales:
Specialty Pharmaceuticals	$324.3	$344.4	$633.8	$604.6
Global Medical Imaging	222.4	229.1	441.0	458.8
Net sales of operating segments (1)	546.7	573.5	1,074.8	1,063.4
Other (2)	11.1	11.8	23.2	25.9
Net sales	$557.8	$585.3	$1,098.0	$1,089.3
Operating income:
Specialty Pharmaceuticals	$105.9	$105.0	$218.9	$140.0
Global Medical Imaging	10.3	18.9	14.7	68.0
Segment operating income	116.2	123.9	233.6	208.0
Unallocated amounts:
Corporate and allocated expenses (3)	(72.7)	(40.3)	(97.9)	(65.7)
Intangible asset amortization	(15.5)	(8.8)	(24.3)	(17.7)
Restructuring and related charges, net (4)	(21.7)	(6.9)	(29.8)	(7.9)
Separation costs	(2.6)	(14.4)	(4.8)	(26.4)
Operating income	$3.7	$53.5	$76.8	$90.3

(1)	Amounts represent sales to external customers.

(2)	Represents products that were sold to Covidien, our former parent company, which is discussed in Note 14.

(3)	Includes administration expenses and certain compensation, environmental and other costs not charged to the Company's operating segments.

(4)
Includes restructuring-related accelerated depreciation of $0.5 million for the three months ended March 29, 2013 and $0.1 million and $1.3 million million for the six months ended March 28, 2014 and March 29, 2013, respectively. Restructuring-related accelerated depreciation for the three months ended March 28, 2014 was immaterial.

20.	Condensed Consolidating and Combining Financial Statements
In November 2012, MIFSA was formed as a 100%-owned subsidiary of Covidien in connection with the Separation. MIFSA is a holding company established to own, directly or indirectly, substantially all of the operating subsidiaries of the Company, to issue debt securities and to perform treasury operations. At the time of the Separation, MIFSA became a 100%-owned subsidiary of Mallinckrodt plc.
MIFSA is the borrower under the Notes, which are fully and unconditionally guaranteed by Mallinckrodt plc. The following information provides the composition of the Company's comprehensive income, assets, liabilities, equity and cash flows by relevant group within the Company: Mallinckrodt plc as guarantor of the Notes, MIFSA as issuer of the Notes and the operating companies that represent assets of MIFSA. There are no subsidiary guarantees related to the Notes.
Set forth below are the unaudited condensed consolidating financial statements for the three and six months ended March 28, 2014 and as of March 28, 2014 and September 27, 2013, and the unaudited condensed combining financial statements for the three and six months ended March 29, 2013. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and the other subsidiaries. Unaudited condensed consolidating and combining financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 28, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.2	$86.7	$248.0	$—	$334.9
Accounts receivable, net	—	—	334.2	—	334.2
Inventories	—	—	444.7	—	444.7
Deferred income taxes	—	—	371.7	—	371.7
Prepaid expenses and other current assets	0.5	0.2	146.9	—	147.6
Intercompany receivable	5.9	—	8.3	(14.2)	—
Total current assets	6.6	86.9	1,553.8	(14.2)	1,633.1
Property, plant and equipment, net	—	—	997.5	—	997.5
Goodwill	—	—	853.9	—	853.9
Intangible assets, net	—	—	1,715.0	—	1,715.0
Investment in subsidiaries	1,319.4	3,896.9	—	(5,216.3)	—
Intercompany loan receivable	21.5	—	468.4	(489.9)	—
Other assets	—	42.0	213.8	—	255.8
Total Assets	$1,347.5	$4,025.8	$5,802.4	$(5,720.4)	$5,455.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$9.8	$1.4	$—	$11.2
Accounts payable	1.6	—	118.3	—	119.9
Accrued payroll and payroll-related costs	0.1	—	57.9	—	58.0
Accrued branded rebates	—	—	33.6	—	33.6
Accrued and other current liabilities	1.1	21.0	381.0	—	403.1
Intercompany payable	6.3	2.1	5.8	(14.2)	—
Total current liabilities	9.1	32.9	598.0	(14.2)	625.8
Long-term debt	—	2,185.2	19.5	—	2,204.7
Pension and postretirement benefits	—	—	104.0	—	104.0
Environmental liabilities	—	—	63.7	—	63.7
Deferred income taxes	—	—	794.8	—	794.8
Other income tax liabilities	—	—	148.1	—	148.1
Intercompany loans payable	—	489.9	—	(489.9)	—
Other liabilities	—	—	175.8	—	175.8
Total liabilities	9.1	2,708.0	1,903.9	(504.1)	4,116.9
Shareholders' equity	1,338.4	1,317.8	3,898.5	(5,216.3)	1,338.4
Total Liabilities and Shareholders' Equity	$1,347.5	$4,025.8	$5,802.4	$(5,720.4)	$5,455.3

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

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 28, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$557.8	$—	$557.8
Cost of sales	—	—	295.2	—	295.2
Gross profit	—	—	262.6	—	262.6
Selling, general and administrative expenses	7.9	0.1	186.1	—	194.1
Research and development expenses	—	—	41.4	—	41.4
Separation costs	0.6	—	2.0	—	2.6
Restructuring charges, net	—	—	21.7	—	21.7
Gains on divestiture and license	—	—	(0.9)	—	(0.9)
Operating (loss) income	(8.5)	(0.1)	12.3	—	3.7

Interest expense	—	(12.8)	0.4	—	(12.4)
Interest income	—	—	0.5	—	0.5
Other income (expense), net	22.3	—	(22.7)	—	(0.4)
Intercompany interest and fees	(0.9)	—	0.9	—	—
Equity in net income of subsidiaries	(1.1)	11.7	—	(10.6)	—
Income (loss) from continuing operations before income taxes	11.8	(1.2)	(8.6)	(10.6)	(8.6)
Income tax expense (benefit)	0.2	(0.1)	(20.4)	—	(20.3)
Income (loss) from continuing operations	11.6	(1.1)	11.8	(10.6)	11.7
Loss from discontinued operations, net of income taxes	—	—	(0.1)	—	(0.1)
Net income (loss)	11.6	(1.1)	11.7	(10.6)	11.6
Other comprehensive loss, net of tax	(2.3)	(2.3)	(2.4)	4.7	(2.3)
Comprehensive income (loss)	$9.3	$(3.4)	$9.3	$(5.9)	$9.3

MALLINCKRODT PLC
CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 29, 2013
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Combined
Net sales	$—	$—	$585.3	$—	$585.3
Cost of sales	—	—	311.8	—	311.8
Gross profit	—	—	273.5	—	273.5
Selling, general and administrative expenses	—	—	160.7	—	160.7
Research and development expenses	—	—	39.2	—	39.2
Separation costs	—	—	14.4	—	14.4
Restructuring charges, net	—	—	6.4	—	6.4
Gains on divestiture and license	—	—	(0.7)	—	(0.7)
Operating income	—	—	53.5	—	53.5

Interest expense	—	—	(0.1)	—	(0.1)
Interest income	—	—	0.1	—	0.1
Other income (expense), net	—	—	—	—	—
Intercompany interest and fees	—	—	—	—	—
Equity in net income of subsidiaries	34.0	34.0	—	(68.0)	—
Income from continuing operations before income taxes	34.0	34.0	53.5	(68.0)	53.5
Income tax expense	—	—	19.0	—	19.0
Income from continuing operations	34.0	34.0	34.5	(68.0)	34.5
Loss from discontinued operations, net of income taxes	—	—	(0.5)	—	(0.5)
Net income	34.0	34.0	34.0	(68.0)	34.0
Other comprehensive loss, net of tax	(14.5)	(14.5)	(10.5)	25.0	(14.5)
Comprehensive income	$19.5	$19.5	$23.5	$(43.0)	$19.5

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended March 28, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,098.0	$—	$1,098.0
Cost of sales	—	—	579.8	—	579.8
Gross profit	—	—	518.2	—	518.2
Selling, general and administrative expenses	11.9	0.2	328.2	—	340.3
Research and development expenses	—	—	80.4	—	80.4
Separation costs	1.4	—	3.4	—	4.8
Restructuring charges, net	—	—	29.7	—	29.7
Gains on divestiture and license	—	—	(13.8)	—	(13.8)
Operating (loss) income	(13.3)	(0.2)	90.3	—	76.8

Interest expense	—	(23.3)	1.1	—	(22.2)
Interest income	—	—	0.8	—	0.8
Other income (expense), net	23.0	—	(24.0)	—	(1.0)
Intercompany interest and fees	(4.0)	—	4.0	—	—
Equity in net income of subsidiaries	51.5	74.9	—	(126.4)	—
Income from continuing operations before income taxes	57.2	51.4	72.2	(126.4)	54.4
Income tax (benefit) expense	—	(0.1)	(3.6)	—	(3.7)
Income from continuing operations	57.2	51.5	75.8	(126.4)	58.1
Loss from discontinued operations, net of income taxes	—	—	(0.9)	—	(0.9)
Net income	57.2	51.5	74.9	(126.4)	57.2
Other comprehensive loss, net of tax	(2.1)	(2.1)	(2.3)	4.4	(2.1)
Comprehensive income	$55.1	$49.4	$72.6	$(122.0)	$55.1

MALLINCKRODT PLC
CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended March 29, 2013
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Combined
Net sales	$—	$—	$1,089.3	$—	$1,089.3
Cost of sales	—	—	582.3	—	582.3
Gross profit	—	—	507.0	—	507.0
Selling, general and administrative expenses	—	—	307.5	—	307.5
Research and development expenses	—	—	77.6	—	77.6
Separation costs	—	—	26.4	—	26.4
Restructuring charges, net	—	—	6.6	—	6.6
Gains on divestiture and license	—	—	(1.4)	—	(1.4)
Operating income	—	—	90.3	—	90.3

Interest expense	—	—	(0.2)	—	(0.2)
Interest income	—	—	0.1	—	0.1
Other income (expense), net	—	—	0.2	—	0.2
Intercompany interest and fees	—	—	—	—	—
Equity in net income of subsidiaries	53.2	53.2	—	(106.4)	—
Income from continuing operations before income taxes	53.2	53.2	90.4	(106.4)	90.4
Income tax expense	—	—	36.1	—	36.1
Income from continuing operations	53.2	53.2	54.3	(106.4)	54.3
Loss from discontinued operations, net of income taxes	—	—	(1.1)	—	(1.1)
Net income	53.2	53.2	53.2	(106.4)	53.2
Other comprehensive loss, net of tax	(13.9)	(13.9)	(9.9)	23.8	(13.9)
Comprehensive income	$39.3	$39.3	$43.3	$(82.6)	$39.3

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended March 28, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$8.6	$(17.1)	$149.7	$—	$141.2
Cash Flows From Investing Activities:
Capital expenditures	—	—	(50.7)	—	(50.7)
Acquisitions and intangibles, net of cash acquired	—	—	(1,293.2)	—	(1,293.2)
Intercompany loan investment	(21.5)	—	(58.8)	80.3	—
Repayment of intercompany loan investment	—	2.4	—	(2.4)	—
Investment in subsidiary	—	(1,300.0)	—	1,300.0	—
Restricted cash	—	—	4.1	—	4.1
Other	—	—	8.0	—	8.0
Net cash (used in) investing activities	(21.5)	(1,297.6)	(1,390.6)	1,377.9	(1,331.8)
Cash Flows From Financing Activities:
Issuance of external debt	—	1,296.8	—	—	1,296.8
Repayment of external debt	—	—	(30.1)	—	(30.1)
Repayment of capital leases	—	—	(0.7)	—	(0.7)
Debt financing costs	—	(32.2)	—	—	(32.2)
Excess tax benefit from share-based compensation	—	—	4.0	—	4.0
Proceeds from exercise of share options	16.1	—	—	—	16.1
Purchase of treasury shares	(1.8)	—	—	—	(1.8)
Advances from intercompany borrowings	—	80.3	—	(80.3)	—
Payment on intercompany borrowings	(2.4)	—	—	2.4	—
Capital contribution	—	—	1,300.0	(1,300.0)	—
Net cash provided by (used in) financing activities	11.9	1,344.9	1,273.2	(1,377.9)	1,252.1
Effect of currency rate changes on cash	—	—	(2.1)	—	(2.1)
Net increase in cash and cash equivalents	(1.0)	30.2	30.2	—	59.4
Cash and cash equivalents at beginning of period	1.2	56.5	217.8	—	275.5
Cash and cash equivalents at end of period	$0.2	$86.7	$248.0	$—	$334.9

MALLINCKRODT PLC
CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended March 29, 2013
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Combined
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$—	$(4.8)	$(3.0)	$—	$(7.8)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(76.7)	—	(76.7)
Acquisition, net of cash acquired	—	—	(88.1)	—	(88.1)
Restricted cash	—	—	0.9	—	0.9
Other	—	—	(1.1)	—	(1.1)
Net cash (used in) investing activities	—	—	(165.0)	—	(165.0)
Cash Flows From Financing Activities:
Repayment of capital leases	—	—	(0.7)	—	(0.7)
Debt financing costs	—	—	(2.3)	—	(2.3)
Excess tax benefit from share-based compensation	—	—	3.0	—	3.0
Net transfers from (to) parent	—	4.8	168.0	—	172.8
Net cash provided by (used in) financing activities	—	4.8	168.0	—	172.8
Effect of currency rate changes on cash	—	—	—	—	—
Net increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

21.	Subsequent Events
Questcor Pharmaceuticals
On April 5, 2014, the Company entered into a definitive merger agreement to acquire Questcor, a high-growth biopharmaceutical company, for approximately $5.6 billion. Questcor shareholders will receive $30.00 per share in cash and 0.897 shares of the Company for each share of Questcor common stock owned. The Company has entered into debt financing commitments that, together with cash on hand, are expected to be sufficient to provide the funds necessary to consummate the transaction. The Company expects that the financing will consist of a combination of a senior secured term loan facility and senior notes. The acquisition is expected to provide a strong and sustainable platform for future revenue and earnings growth within the Company's Specialty Pharmaceuticals segment. Subject to customary closing conditions, the transaction is currently expected to be completed in the fourth fiscal quarter of 2014.

Lower Passaic River Environmental Reserve
On April 11, 2014, the EPA issued its revised FFS, with remedial alternatives to address cleanup of the lower 8-mile stretch of the River, which also included a "no action" option. The EPA estimates the cost for the alternatives range from $365.0 million to $3.2 billion. The EPA's preferred approach would involve bank-to-bank dredging of the lower 8-mile stretch of the River and installing an engineered cap at a discounted, estimated cost of $1.7 billion. Based on the issuance of the EPA's revised FFS, the Company recorded a $23.1 million accrual in the second quarter of fiscal 2014 representing the Company's estimate of its allocable share of the joint and several remediation liability resulting from this matter. Despite the issuance of the revised FFS, there are many uncertainties associated with the final agreed upon remediation and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process occur.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated and combined financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the United States ("U.S.") Securities and Exchange Commission ("the SEC") on December 13, 2013 and within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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

Overview
We are a global company that develops, manufactures, markets and distributes both branded and specialty generic pharmaceuticals, active pharmaceutical ingredients ("API") and diagnostic imaging agents. These products are found in almost every hospital, standalone diagnostic imaging center or pharmacy in the U.S. and we have a commercial presence in approximately 65 countries. We believe our extensive commercial reach and formulation expertise, coupled with our ability to navigate the highly regulated and technical nature of its business, have created compelling competitive advantages that we anticipate will sustain future revenue growth.
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
Our unaudited condensed consolidated and combined financial statements reflect the consolidated financial results of Mallinckrodt plc and its subsidiaries as an independent, publicly-traded company for the three and six months ended March 28, 2014 and the consolidated financial position as of March 28, 2014 and September 27, 2013. The three and six months ended March 29, 2013 reflect the combined results of operations of the Pharmaceuticals business of Covidien. Our unaudited condensed combined financial statements for the three and six months ended March 29, 2013 may not be indicative of our future performance and do not necessarily reflect the results of operations and cash flows that would have been had we operated as an independent, publicly-traded company during that period. The unaudited condensed combined financial statements for the three and six months ended March 29, 2013 include expense allocations for certain functions provided by Covidien, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and share-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating expenses, headcount or other measures. The amounts allocated were $13.6 million and $25.5 million during the three and six months ended March 29, 2013, respectively, and were included within selling, general and administrative expenses. Management considers the bases on which the expenses were allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us; however, the allocations may not reflect the expense we would have incurred as an independent, publicly-traded company during that period. Following the Separation, we have performed these functions using our own resources or purchased services, certain of which are being provided by Covidien during a transitional period pursuant to a transition services agreement dated June 28, 2013, between Mallinckrodt and Covidien, particularly in relation to areas outside the U.S. The terms and prices on which such services are rendered may not be as favorable as those that were allocated to us by Covidien.

Pending Acquisition of Questcor Pharmaceuticals
On April 5, 2014, we entered into a definitive merger agreement to acquire Questcor Pharmaceuticals, Inc. ("Questcor"), a high-growth biopharmaceutical company, for approximately $5.6 billion. Questcor shareholders will receive $30.00 per share in cash and 0.897 shares of Mallinckrodt plc for each share of Questcor common stock owned. We have entered into debt financing commitments that, together with cash on hand, are expected to be sufficient to provide the funds necessary to consummate the transaction. We expect that the financing will consist of a combination of a senior secured term loan facility and senior notes. The acquisition is expected to provide a strong and sustainable platform for future revenue and earnings growth within our Specialty Pharmaceuticals segment. Subject to customary closing conditions, the transaction is currently expected to be completed in the fourth fiscal quarter of 2014.

Acquisition of Cadence Pharmaceuticals
On March 19, 2014, we acquired all of the outstanding common stock of Cadence Pharmaceuticals, Inc. ("Cadence"), a biopharmaceuticals company focused on commercializing products principally for use in the hospital setting, for total consideration of $14.00 per share in cash, or approximately $1.3 billion. The acquisition was primarily funded through a $1.3 billion variable rate senior secured term loan credit facility, as further discussed below. Cadence's product, OFIRMEV® (acetaminophen) injection ("Ofirmev"), is a proprietary intravenous formulation of acetaminophen for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever. The acquisition of Cadence adds a growth product to the Specialty Pharmaceuticals product portfolio and provides us an opportunity to expand our reach into the adjacent hospital market, in which Cadence established a strong presence.

Debt Financing
In March 2014, in connection with the acquisition of Cadence, Mallinckrodt International Finance S.A. ("MIFSA") and Mallinckrodt CB LLC ("MCB"), each a subsidiary of us, entered into senior secured credit facilities consisting of a $1.3 billion variable rate senior secured term loan facility due 2021 ("the Term Loan") and a $250.0 million revolving credit facility due 2019 ("the Revolver"). The Term Loan requires quarterly principal amortization payments in an amount equal to 0.25% of the original principal amount of the Term Loan, payable on the last day of each calendar quarter, commencing on June 30, 2014. The Revolver contains a $150.0 million letter of credit provision. We incurred an original issue discount of 0.25%, or $3.3 million associated with the Term Loan, and debt financing costs of $32.2 million.

License of Intellectual Property
We were involved in patent disputes with a counterparty relating to certain intellectual property relevant to extended-release oxymorphone. In December 2013, the counterparty agreed to pay us an upfront cash payment of $4.0 million and contractually obligated future payments of $8.0 million through July 2018, in exchange for the withdrawal of all claims associated with the intellectual property and a license to utilize our intellectual property. We have completed the earnings process associated with the agreement and recorded an $11.7 million gain, included within gains on divestiture and license, during the six months ended March 28, 2014.

Nuclear Imaging
In November 2012, the High Flux Reactor ("HFR") in Petten, the Netherlands, one of two primary reactors we utilize to irradiate targets as part of our Molybdenum 99 ("Mo-99") processing operation experienced an unscheduled shutdown. Mo-99 is a key raw material in our Ultra-Technekow™ DTE technetium generators that are sold via our Global Medical Imaging segment. We were able to receive increased target irradiations at two other reactors and purchased additional Mo-99 from other sources to continue meeting customer orders; however, the additional Mo-99 we procured from alternative sources came at significantly higher costs. The reactor resumed production in June 2013.
In October 2013, the HFR experienced another unscheduled shutdown. In addition, our own Mo-99 processing facility in Petten, the Netherlands also experienced a shutdown. The HFR resumed production of medical isotopes and irradiation of materials in February 2014 and the Mo-99 processing facility resumed production in April 2014. We believe profitability of our Global Medical Imaging segment may improve, primarily in the fourth quarter, once we satisfy the significantly higher cost procurement commitments that we entered into during the shutdowns. Ongoing increased raw material and manufacturing costs will very likely limit our ability to return the Global Medical Imaging segment to historical operating margins.

Lower Passaic River Environmental Reserve
On April 11, 2014, the U.S. Environmental Protection Agency ("EPA") issued its revised Focused Feasibility Study ("FFS"), with remedial alternatives to address cleanup of the lower 8-mile stretch of the Lower Passaic River Study Area ("the River"), which also included a "no action" option. The EPA estimates the cost for the alternatives range from $365.0 million to $3.2 billion. The EPA's preferred approach would involve bank-to-bank dredging of the lower 8-mile stretch of the River and installing an engineered cap at a discounted, estimated cost of $1.7 billion. Based on the issuance of the EPA's revised FFS, we recorded a $23.1 million accrual in the second quarter of fiscal 2014 representing our estimate of our allocable share of the joint and several remediation liability resulting from this matter. Despite the issuance of the revised FFS, there are many uncertainties associated with the final agreed upon remediation and our allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which we are ultimately responsible and will be refined as events in the remediation process occur.

Business Factors Influencing the Results of Operations
New Products
In March 2014, the U.S. Food and Drug Administration ("FDA") approved our New Drug Application ("NDA") for XARTEMIS™ XR (oxycodone HCl and acetaminophen) extended-release tablets (CII) ("Xartemis XR"), originally filed under MNK-795, for the management of acute pain severe enough to require opioid treatment and in patients for whom alternative treatment options are ineffective, not tolerated or would otherwise be inadequate. Xartemis XR is the first and only extended-release oral combination of oxycodone and acetaminophen. In February 2014, we were granted a patent from the U.S. Patent and Trademark Office, which contains composition claims directed to unique design, formulation, pharmacokinetic and release characteristics of Xartemis XR. Pursuant to the terms of our licensing agreement, we accrued, and capitalized as an intangible asset, a $10.0 million milestone payment to Depomed, Inc., which was paid in April 2014, in connection with the FDA approval of Xartemis XR.

In January 2014, the FDA approved our NDA for PENNSAID® (diclofenac sodium topical solution) 2% w/w ("Pennsaid 2%"), originally filed as MNK-395. Pennsaid 2% is a topical non-steroidal anti-inflammatory drug (NSAID) indicated for the treatment of pain associated with osteoarthritis of the knee, and an extension of our Pennsaid franchise. This new formulation provides a twice-daily administration and is dispensed for topical usage in a new metered dose pump bottle. Pennsaid 2% was commercially launched in February 2014.
In December 2012, we received approval from the FDA to manufacture Methylphenidate HCl extended-release tablets USP (CII) ("Methylphenidate ER"), a generic version of the branded CONCERTA®, a registered trademark of Alza Corporation, for the treatment of attention deficit hyperactivity disorder in 27mg, 36mg and 54mg tablets. We held a 180-day exclusivity period for each of the 27mg, 36mg and 54mg strengths, which began upon the commercial launch of each tablet. We launched the 27mg tablet upon FDA approval during the first quarter of fiscal 2013 and launched the 36mg and 54mg tablets during the second quarter of fiscal 2013. In February 2013, we submitted a supplement to our approved Abbreviated New Drug Application ("ANDA") for the 18mg tablet. In January 2014, we received a Complete Response Letter from the FDA requesting additional information, and we are working to address this request. In July 2013, a competitor received FDA approval to manufacture all strengths of Methylphenidate ER and has entered the marketplace. As our exclusivity has expired, other competitors may also enter the market for Methylphenidate ER.
In August 2012, the FDA approved a 32mg tablet of EXALGO® (hydromorphone HCl) extended-release tablets (CII) ("Exalgo"), which further expanded the patient population that Exalgo can effectively treat with a single daily dose. The 8mg, 12mg and 16mg tablets were approved by the FDA in March 2010 for the treatment of chronic pain in opioid-tolerant patients requiring continuous around-the-clock opioid analgesia for an extended amount of time; and have shown significant prescription growth since launch in April 2010. Exalgo was granted marketing exclusivity in the U.S. as a prescription medicine through March 2013 and is protected by two Orange Book-listed patents for a method of treating moderate to severe pain. Beginning in November 2013 for the 8mg, 12mg and 16mg tablets and May 2014 for the 32mg tablet, a third party has the right, pursuant to agreements with us, to sell a generic version of Exalgo; however, their entrance into the market is dependent upon receiving FDA marketing approval. We expect sales of Exalgo to decrease in fiscal 2014 (compared with $126.1 million in fiscal 2013) when a third party enters the market pursuant to these agreements. Additionally, our patents for the 8mg, 12mg and 16mg tablets expire in July 2014.
Net sales of Xartemis XR, Pennsaid 2%, Methylphenidate ER and Exalgo were $76.2 million and $90.3 million during the three months ended March 28, 2014 and March 29, 2013, respectively, and $168.7 million and $128.9 million during the six months ended March 28, 2014 and March 29, 2013, respectively.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies. As such, in August 2013 our board of directors approved a restructuring program in the amount of $100.0 million to $125.0 million that is expected to occur over a three-year period with a two-year cost recovery period.
During the three months ended March 28, 2014 and March 29, 2013, we incurred restructuring and related charges, net, of $21.7 million and $6.9 million, respectively. Restructuring and related charges, net for the three months ended March 29, 2013 included accelerated depreciation costs of $0.5 million; accelerated depreciation during the three months ended March 28, 2014 was immaterial. During the six months ended March 28, 2014 and March 29, 2013, we incurred restructuring and related charges, net, of $29.8 million and $7.9 million, respectively, which included accelerated depreciation costs of $0.1 million and $1.3 million, respectively. The restructuring charges incurred during the three and six months ended March 28, 2014 primarily related to employee severance and benefits, consulting costs and a $2.6 million non-cash facility closure charge associated with restructuring activities within the Global Medical Imaging segment. Restructuring charges during the three and six months ended March 28, 2014 include employee severance actions with near-term cost reductions, primarily within selling, general and administrative expenses, and long-term cost reductions to cost of sales. The restructuring charges incurred during the three and six months ended March 29, 2013 primarily related to severance and employee benefit costs within the Specialty Pharmaceuticals segment.

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
Specialty Pharmaceuticals. We devote significant R&D resources for our branded products. A number of our branded products are protected by patents and have enjoyed market exclusivity. Our R&D strategy focuses on branded product development in the area of pain, other central nervous system areas, such as spasticity, and adjacent areas. We are presently developing a number of branded products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs. MNK-155 has completed Phase III clinical trials and our NDA was filed with the FDA in March 2014; the application is pending FDA acceptance of the filing.

In accordance with a Pediatric Research Equity Act requirement included in the NDA approval for Ofirmev, Cadence began enrolling patients in 2012 in a post-marketing efficacy study of Ofirmev in infants and neonates. The data from this study will be used to satisfy a formal written request Cadence received from the FDA under Section 505A of the U.S. Food, Drug and Cosmetic Act that was made as part of the approval process for Ofirmev. The FDA has agreed to an August 2015 due date for completion of this study. Upon timely completion and the acceptance by the FDA of the data from this study, Ofirmev will be eligible for an additional six months of marketing exclusivity in the U.S. The FDA is also currently reviewing a supplemental NDA that Cadence submitted in December 2013, which would offer Ofirmev in flexible intravenous bags.
We are presently developing a number of specialty generic products through a combination of internal and collaborative programs. From a product development perspective, we are focused on controlled substances with difficult-to-replicate pharmacokinetic profiles. In addition, we are focused on process improvements to increase yields and reduce costs. As of March 28, 2014, we had various ANDAs on file with the FDA, including a supplement, filed in February 2013, to our approved ANDA for the 18mg tablet of Methylphenidate ER. In January 2014, we received a Complete Response Letter from the FDA requesting additional information, and we are working to address this request. If accepted, we will have all four tablet strengths available on the market, as we currently only offer the 27mg, 36mg and 54mg strengths.
Global Medical Imaging. Our R&D efforts in our Global Medical Imaging segment are focused on driving efficiency throughout CMDS. In our Nuclear Imaging business, we are expanding our portfolio of radioisotopes and better utilizing existing capacity.

Results of Operations
Three Months Ended March 28, 2014 Compared with Three Months Ended March 29, 2013

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013	Percentage Change
U.S.	$403.1	$413.0	(2.4)%
Europe, Middle East and Africa	99.8	104.3	(4.3)
Other	54.9	68.0	(19.3)
Net sales	$557.8	$585.3	(4.7)

Net sales in the three months ended March 28, 2014 decreased $27.5 million, or 4.7%, to $557.8 million, compared with $585.3 million for the three months ended March 29, 2013. This decrease was primarily driven by lower Specialty Generics and API net sales, due to decreases in Methylphenidate ER, as a result of initial stocking associated with the launch of the 36mg and 54mg dosage strengths in the prior year, increased market competition, customer incentive payments and lower CMDS net sales. These decreases were partially offset by benefits from certain strategic pricing initiatives and increased net sales from new Specialty Pharmaceuticals products. For further information on changes in our net sales, refer to "Business Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended March 28, 2014 decreased $10.9 million, or 4.0%, to $262.6 million, compared with $273.5 million for the three months ended March 29, 2013. The decrease in gross profit primarily resulted from lower net sales in the current year period, increased amortization associated with Ofirmev and increased manufacturing and raw material costs in the Global Medical Imaging segment, including the unscheduled shutdown of our Mo-99 processing facility and the HFR that supplies us with our Mo-99. These factors were partially offset by benefits from certain strategic pricing initiatives. Gross profit margin was 47.1% for the three months ended March 28, 2014, compared with 46.7% for the three months ended March 29, 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 28, 2014 were $194.1 million, compared with $160.7 million for the three months ended March 29, 2013, an increase of $33.4 million, or 20.8%. The increase primarily resulted from a $23.1 million environmental remediation charge, $18.5 million of transaction costs associated with our acquisition of Cadence and pending acquisition of Questcor, higher internal and third-party expenses associated with being an independent, publicly-traded company, and higher expenses in our Brands business related to the launch of Xartemis XR and Pennsaid 2%, partially offset by benefits from restructuring activities and certain prior year costs that did not recur in the three months ended March 28, 2014. In the three months ended March 29, 2013, selling, general and administrative expenses included allocations from Covidien of $13.6 million for general corporate expenses. These allocations are generally consistent with functions we have developed in our corporate build-out, and ceased following the completion of the Separation on June 28, 2013. Selling, general and administrative expenses were 34.8% of net sales for the three months ended March 28, 2014 and 27.5% of net sales for the three months ended March 29, 2013.
Research and development expenses. R&D expenses increased $2.2 million, or 5.6%, to $41.4 million for the three months ended March 28, 2014, compared with $39.2 million for the three months ended March 29, 2013. As products, such as Xartemis XR, Pennsaid 2% and MNK-155, move toward or through the FDA review process, we have devoted additional resources to other potential products in our R&D pipeline and the continued pursuit of abuse-deterrent labeling for Xartemis XR. As a percentage of our net sales, R&D expenses were 7.4% and 6.7% for the three months ended March 28, 2014 and March 29, 2013, respectively.
Separation costs. During the three months ended March 28, 2014 and March 29, 2013, we incurred separation costs of $2.6 million and $14.4 million, respectively, primarily related to legal, accounting, tax and other professional fees. Separation costs were higher in the prior year period as we approached and completed the Separation on June 28, 2013. We have continued to incur costs related to the Separation as a result of our transition services agreement with Covidien, our costs to implement information and accounting systems, share-based compensation related to the conversion of Covidien awards to Mallinckrodt awards, and other transitional costs; however, these costs are not expected to recur at historical levels.
Restructuring and related charges, net. During the three months ended March 28, 2014, we recorded $21.7 million of restructuring and related charges, net, which primarily related to employee severance and benefits, consulting costs and a $2.6 million non-cash facility closure charge associated with restructuring activities within the Global Medical Imaging segment. During the three months ended March 29, 2013, we recorded restructuring and related charges, net of $6.9 million, of which $0.5 million related to accelerated depreciation and was included in cost of sales. The remaining $6.4 million primarily related to severance and employee benefit costs within the Specialty Pharmaceuticals segment.
Gains on divestiture and license. During the three months ended March 28, 2014 and March 29, 2013, we recorded gains on divestiture and license of $0.9 million and $0.7 million, respectively, both of which primarily related to the sale of the rights to market TussiCaps extended-release capsules in fiscal 2011.

Non-Operating Items
Interest expense and interest income. During the three months ended March 28, 2014, net interest expense was $11.9 million. Net interest expense is primarily attributable to our $900.0 million issuance of senior unsecured notes in April 2013. Interest expense during the three months ended March 28, 2014 includes $1.3 million of non-cash interest expense.
Other (expense) income, net. During the three months ended March 28, 2014, we recorded other expense, net of $0.4 million, which represents miscellaneous items, including gains and losses on intercompany foreign currency financing transactions and related hedging instruments.
Provision for income taxes. Income tax benefit was $20.3 million on loss from operations before income taxes of $8.6 million for the three months ended March 28, 2014 and income tax expense was $19.0 million on income from continuing operations before income taxes of $53.5 million for the three months ended March 29, 2013. The effective tax rates were impacted by the Cadence acquisition and the deductibility of separation costs due to the tax free status of the Separation. The rate for the three months ended March 28, 2014 was most notably impacted by the inclusion of a $20.7 million tax benefit associated with the Cadence acquisition, acquisition and financing costs and amortization of the acquired intangible asset. During the three months ended March 28, 2014, we received a $0.4 million tax benefit on $2.6 million of separation costs compared with a $1.0 million tax benefit on $14.4 million of separation costs for the three months ended March 29, 2013. These impacts on the effective tax rate for the three months ended March 28, 2014 were magnified by the level of loss from continuing operations before income taxes. Furthermore, our effective tax rate for the three months ended March 29, 2013 reflected the business as historically managed by Covidien rather than as an independent, publicly-traded company.
Loss from discontinued operations, net of income taxes. We recorded $0.1 million and $0.5 million losses on discontinued operations, net of income taxes, during the three months ended March 28, 2014 and March 29, 2013, respectively. These amounts relate to indemnification obligations to the purchaser of our Specialty Chemicals business (formerly known as Mallinckrodt Baker), which was sold during fiscal 2010.

Six Months Ended March 28, 2014 Compared with Six Months Ended March 29, 2013

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Six Months Ended
	March 28, 2014	March 29, 2013	Percentage Change
U.S.	$786.1	$749.1	4.9%
Europe, Middle East and Africa	194.0	197.9	(2.0)
Other	117.9	142.3	(17.1)
Net sales	$1,098.0	$1,089.3	0.8

Net sales in the six months ended March 28, 2014 increased $8.7 million, or 0.8%, to $1,098.0 million, compared with $1,089.3 million for the six months ended March 29, 2013. This increase was primarily driven by increased sales within our Specialty Pharmaceuticals segment resulting from the launch timing of Methylphenidate ER in December 2012, certain strategic pricing initiatives and increased sales of Exalgo. These increases were partially offset by strategic customer incentive payments and increased market competition and decreased sales in our CMDS businesses. For further information on changes in our net sales, refer to "Business Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the six months ended March 28, 2014 increased $11.2 million, or 2.2%, to $518.2 million, compared with $507.0 million for the six months ended March 29, 2013. The increase in gross profit primarily resulted from higher net sales in the current year period, benefits from certain strategic pricing initiatives and a favorable product mix from increased sales of our higher margin pharmaceutical products. These factors were partially offset by increased manufacturing and raw material costs in the Global Medical Imaging segment, including the unscheduled shutdowns of our Mo-99 processing facility and the HFR that supplies us with Mo-99. Gross profit margin was 47.2% for the six months ended March 28, 2014, compared with 46.5% for the six months ended March 29, 2013.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended March 28, 2014 were $340.3 million, compared with $307.5 million for the six months ended March 29, 2013, an increase of $32.8 million, or 10.7%. The increase primarily resulted from a $23.1 million environmental remediation charge, $18.5 million of transaction costs associated with our acquisition of Cadence and pending acquisition of Questcor, higher internal and third-party expenses associated with being an independent, publicly-traded company, and higher expenses in our Brands business related to the launch of Xartemis XR and Pennsaid 2%; partially offset by benefits from restructuring activities and certain prior year costs that did not recur in the six months ended March 28, 2014. In the six months ended March 29, 2013, selling, general and administrative expenses included higher legal settlement costs and allocations from Covidien of $25.5 million for general corporate expenses. These allocations are generally consistent with functions we have developed in our corporate build-out and ceased following the completion of the Separation on June 28, 2013. Selling, general and administrative expenses were 31.0% of net sales for the six months ended March 28, 2014 and 28.2% of net sales for the six months ended March 29, 2013.
Research and development expenses. R&D expenses increased $2.8 million, or 3.6%, to $80.4 million for the six months ended March 28, 2014, compared with $77.6 million for the six months ended March 29, 2013. As products, such as Xartemis XR, Pennsaid 2% and MNK-155, move toward or through the FDA review process, we have devoted additional resources to other potential products in our R&D pipeline and the continued pursuit of abuse-deterrent labeling for Xartemis XR. As a percentage of our net sales, R&D expenses were 7.3% and 7.1% for the six months ended March 28, 2014 and March 29, 2013, respectively.
Separation costs. During the six months ended March 28, 2014 and March 29, 2013, we incurred separation costs of $4.8 million and $26.4 million, respectively, primarily related to legal, accounting, tax and other professional fees. Separation costs were higher in the prior year period as we approached and completed the Separation on June 28, 2013. We have continued to incur costs related to the Separation as a result of our transition services agreement with Covidien, our costs to implement information and accounting systems, share-based compensation related to the conversion of Covidien awards to Mallinckrodt awards, and other transitional costs; however, these costs are not expected to recur at historical levels.

Restructuring and related charges, net. During the six months ended March 28, 2014, we recorded $29.8 million of restructuring and related charges, net, of which $0.1 million related to accelerated depreciation and was included in cost of sales. The remaining $29.7 million primarily related to employee severance and benefits, consulting costs and a $2.6 million non-cash facility closure charge associated with restructuring activities within the Global Medical Imaging segment. During the six months ended March 29, 2013, we recorded restructuring and related charges, net of $7.9 million, of which $1.3 million related to accelerated depreciation and was included in cost of sales. The remaining $6.6 million primarily related to severance and employee benefit costs within the Specialty Pharmaceuticals segment.
Gains on divestiture and license. During the six months ended March 28, 2014 and March 29, 2013, we recorded gains on divestiture and license of $13.8 million and $1.4 million, respectively. The $13.8 million gain recorded during the six months ended March 28, 2014 primarily resulted from an $11.7 million gain from the license of intellectual property to a third-party related to extended-release oxymorphone.

Non-Operating Items
Interest expense and interest income. During the six months ended March 28, 2014, net interest expense was $21.4 million. Net interest expense is primarily attributable to our $900.0 million issuance of senior unsecured notes in April 2013. Interest expense during the six months ended March 28, 2014 includes $1.9 million non-cash interest expense.
Other (expense) income, net. During the six months ended March 28, 2014, we recorded other expense, net of $1.0 million and during the six months March 29, 2013, we recorded other income, net of $0.2 million, both of which represent miscellaneous items, including gains and losses on intercompany foreign currency financing transactions and related hedging instruments.
Provision for income taxes. Income tax benefit was $3.7 million on income from continuing operations before income taxes of $54.4 million for the six months ended March 28, 2014 and income tax expense was $36.1 million on income from continuing operations before income taxes of $90.4 million for the six months ended March 29, 2013. The effective tax rates were impacted by the Cadence acquisition and the deductibility of separation costs due to the tax free status of the Separation. The rate for the six months ended March 28, 2014 was most notably impacted by the inclusion of a $20.7 million tax benefit associated with the Cadence acquisition, acquisition and financing costs and amortization of the acquired intangible asset. During the six months ended March 28, 2014, we received a $1.1 million tax benefit on $4.8 million of separation costs compared with a $1.3 million tax benefit on $26.4 million of separation costs for the six months ended March 29, 2013. These impacts on the effective tax rate for the six months ended March 28, 2014 were magnified by the level of income from continuing operations before income taxes. Furthermore, our effective tax rate for the six months ended March 29, 2013 reflected the business as historically managed by Covidien rather than as an independent, publicly-traded company.
Loss from discontinued operations, net of income taxes. We recorded $0.9 million and $1.1 million losses on discontinued operations, net of income taxes, during the six months ended March 28, 2014 and March 29, 2013, respectively. These amounts relate to indemnification obligations to the purchaser of our Specialty Chemicals business (formerly known as Mallinckrodt Baker), which was sold during fiscal 2010.

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

Three Months Ended March 28, 2014 Compared with Three Months Ended March 29, 2013

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013	Percentage Change
Specialty Pharmaceuticals	$324.3	$344.4	(5.8)%
Global Medical Imaging	222.4	229.1	(2.9)
Net sales of operating segments	546.7	573.5	(4.7)
Other (1)	11.1	11.8	(5.9)
Net sales	$557.8	$585.3	(4.7)

(1)	Represents products that were sold to Covidien.

Specialty Pharmaceuticals. Net sales for the three months ended March 28, 2014 decreased $20.1 million, or 5.8%, to $324.3 million, compared with $344.4 million for the three months ended March 29, 2013. The decrease in net sales was primarily driven by an $18.3 million decrease in Methylphenidate ER as a result of initial stocking associated with the launch of the 36mg and 54mg dosage strength tablets in the second quarter of fiscal 2013, a $17.7 million decrease in hydrocodone-related products due to lower volume from competitive pressures, and an $11.6 million net sales decrease in oxycodone-related products, due to $5.0 million of strategic customer incentive payments and lower volume. These decreases were partially offset by a $19.3 million increase in other controlled substances resulting from certain strategic pricing initiatives and $5.3 million in net sales from approximately one week of Ofirmev net sales.
Net sales for Specialty Pharmaceuticals by geography were as follows (dollars in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013	Percentage Change
U.S.	$298.4	$314.3	(5.1)%
Europe, Middle East and Africa	22.6	26.1	(13.4)
Other	3.3	4.0	(17.5)
Net sales	$324.3	$344.4	(5.8)

Net sales for Specialty Pharmaceuticals by key products were as follows (dollars in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013	Percentage Change
Methylphenidate ER	$43.3	$61.6	(29.7)%
Oxycodone (API) and oxycodone-containing tablets	36.3	47.9	(24.2)
Hydrocodone (API) and hydrocodone-containing tablets	19.7	37.4	(47.3)
Other controlled substances	134.0	114.7	16.8
Other	35.9	35.0	2.6
Specialty Generics and API	269.2	296.6	(9.2)
Exalgo	28.9	28.7	0.7
Ofirmev	5.3	—	—
Other	20.9	19.1	9.4
Brands	55.1	47.8	15.3
Specialty Pharmaceuticals	$324.3	$344.4	(5.8)

Global Medical Imaging. Net sales for the three months ended March 28, 2014 decreased $6.7 million, or 2.9%, to $222.4 million compared with $229.1 million for the three months ended March 29, 2013. The decrease was primarily driven by a $5.6 million decline in net sales of CMDS products, which were impacted by certain strategic restructuring actions aimed at improving profitability, partially offset by increased U.S. net sales due favorable comparisons to the prior year. Nuclear sales decreased only slightly despite supply-chain disruptions in the current year.
Net sales for Global Medical Imaging by geography were as follows (dollars in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013	Percentage Change
U.S.	$104.7	$97.8	7.1%
Europe, Middle East and Africa	77.2	78.2	(1.3)
Other	40.5	53.1	(23.7)
Net sales	$222.4	$229.1	(2.9)

Net sales for Global Medical Imaging by key products were as follows (dollars in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013	Percentage Change
Optiray™	$71.3	$75.1	(5.1)%
Other	41.3	43.1	(4.2)
Contrast Media and Delivery Systems	112.6	118.2	(4.7)
Nuclear Imaging	109.8	110.9	(1.0)
Global Medical Imaging	$222.4	$229.1	(2.9)

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended March 28, 2014 and March 29, 2013 is shown in the following table (dollars in millions):

	Three Months Ended
	March 28, 2014		March 29, 2013
Specialty Pharmaceuticals	$105.9	32.7%	$105.0	30.5%
Global Medical Imaging	10.3	4.6	18.9	8.2
Segment operating income	116.2	21.3	123.9	21.6
Unallocated amounts:
Corporate and allocated expenses	(72.7)		(40.3)
Intangible asset amortization	(15.5)		(8.8)
Restructuring and related charges, net (1)	(21.7)		(6.9)
Separation costs	(2.6)		(14.4)
Total operating income	$3.7		$53.5

(1)
Includes restructuring-related accelerated depreciation of $0.5 million for the three months ended March 29, 2013. Restructuring-related accelerated depreciation for the three months ended March 28, 2014 was immaterial.

Specialty Pharmaceuticals. Operating income for the three months ended March 28, 2014 increased $0.9 million to $105.9 million, compared with $105.0 million for the three months ended March 29, 2013. Our operating margin increased to 32.7% for the three months ended March 28, 2014, compared with 30.5% for the three months ended March 29, 2013. The increase in operating income and margin was primarily due to strategic pricing actions partially offset by a $17.0 million increase in selling, general and administrative expenses and lower sales of high margin Methylphenidate ER. The higher selling, general and administrative expenses were primarily to support the launch of Xartemis XR and Pennsaid 2%.
Global Medical Imaging. Operating income for the three months ended March 28, 2014 decreased $8.6 million to $10.3 million, compared with $18.9 million for the three months ended March 29, 2013. Our operating margin decreased to 4.6% for the three months ended March 28, 2014, compared with 8.2% for the three months ended March 29, 2013. The decrease in operating income was attributable to lower net sales, increased nuclear manufacturing and raw material costs and higher regulatory compliance costs. Our increased nuclear manufacturing and raw material costs were most significantly impacted by the unscheduled shutdowns of our Mo-99 processing facility and the HFR that supplies us with Mo-99, which decreased operating income by $9.0 million compared to the prior year quarter. These factors were partially offset by increased U.S. CMDS net sales due to favorable comparisons to prior year. Ongoing increased manufacturing and raw material costs and lower net sales will very likely limit our ability to return the Global Medical Imaging segment to historical operating margins on a long-term basis.
Corporate and allocated expenses. Corporate and allocated expenses were $72.7 million and $40.3 million for the three months ended March 28, 2014 and March 29, 2013, respectively. The increase primarily resulted from a $23.1 million environmental remediation charge, $18.5 million of transaction costs associated with our acquisition of Cadence, pending acquisition of Questcor and increased internal and third-party costs of being an independent publicly-traded company, partially offset by certain prior year costs that did not recur in the three months ended March 28, 2014. We were allocated general corporate expenses of $13.6 million during the three months ended March 29, 2013 for certain services provided by Covidien. These allocations ceased in periods following the completion of the Separation on June 28, 2013.

Six Months Ended March 28, 2014 Compared with Six Months Ended March 29, 2013

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Six Months Ended
	March 28, 2014	March 29, 2013	Percentage Change
Specialty Pharmaceuticals	$633.8	$604.6	4.8%
Global Medical Imaging	441.0	458.8	(3.9)
Net sales of operating segments	1,074.8	1,063.4	1.1
Other (1)	23.2	25.9	(10.4)
Net sales	$1,098.0	$1,089.3	0.8

(1)	Represents products that were sold to Covidien.

Specialty Pharmaceuticals. Net sales for the six months ended March 28, 2014 increased $29.2 million, or 4.8%, to $633.8 million, compared with $604.6 million for the six months ended March 29, 2013. The increase in net sales was primarily driven by a $40.0 million increase in other controlled substances resulting from certain strategic pricing initiatives, a $28.7 million increase in sales from Methylphenidate ER, which was launched in December 2012, and a $20.3 million increase in branded products primarily from Exalgo net sales growth and approximately one week of Ofirmev sales. These increases were partially offset by a $37.3 million net sales decrease in oxycodone-related products, due to $24.4 million of strategic customer incentive payments and lower volume, and a $19.2 million decrease in hydrocodone-related products due to lower volume from competitive pressures.
Net sales for Specialty Pharmaceuticals by geography were as follows (dollars in millions):

	Six Months Ended
	March 28, 2014	March 29, 2013	Percentage Change
U.S.	$580.3	$547.9	5.9%
Europe, Middle East and Africa	47.4	48.6	(2.5)
Other	6.1	8.1	(24.7)
Net sales	$633.8	$604.6	4.8

Net sales for Specialty Pharmaceuticals by key products were as follows (dollars in millions):

	Six Months Ended
	March 28, 2014	March 29, 2013	Percentage Change
Methylphenidate ER	$99.6	$70.9	40.5%
Oxycodone (API) and oxycodone-containing tablets	47.9	85.2	(43.8)
Hydrocodone (API) and hydrocodone-containing tablets	49.8	69.0	(27.8)
Other controlled substances	254.2	214.2	18.7
Other	67.6	70.9	(4.7)
Specialty Generics and API	519.1	510.2	1.7
Exalgo	65.1	58.0	12.2
Ofirmev	5.3	—	—
Other	44.3	36.4	21.7
Brands	114.7	94.4	21.5
Specialty Pharmaceuticals	$633.8	$604.6	4.8

Global Medical Imaging. Net sales for the six months ended March 28, 2014 decreased $17.8 million, or 3.9%, to $441.0 million compared with $458.8 million for the six months ended March 29, 2013. The decrease was primarily driven by a $15.4 million decline in net sales of CMDS products, which were impacted by certain restructuring actions aimed at improving profitability, partially offset by increased U.S. net sales due to favorable comparisons to prior year. Nuclear sales decreased only slightly despite supply-chain disruptions in the current year.
Net sales for Global Medical Imaging by geography were as follows (dollars in millions):

	Six Months Ended
	March 28, 2014	March 29, 2013	Percentage Change
U.S.	$205.8	$199.6	3.1%
Europe, Middle East and Africa	146.6	149.3	(1.8)
Other	88.6	109.9	(19.4)
Net sales	$441.0	$458.8	(3.9)

Net sales for Global Medical Imaging by key products were as follows (dollars in millions):

	Six Months Ended
	March 28, 2014	March 29, 2013	Percentage Change
Optiray	$143.4	$154.5	(7.2)%
Other	80.8	85.1	(5.1)
Contrast Media and Delivery Systems	224.2	239.6	(6.4)
Nuclear Imaging	216.8	219.2	(1.1)
Global Medical Imaging	$441.0	$458.8	(3.9)

Operating Income
Operating income by segment and as a percentage of segment net sales for the six months ended March 28, 2014 and March 29, 2013 is shown in the following table (dollars in millions):

	Six Months Ended
	March 28, 2014		March 29, 2013
Specialty Pharmaceuticals	$218.9	34.5%	$140.0	23.2%
Global Medical Imaging	14.7	3.3	68.0	14.8
Segment operating income	233.6	21.7	208.0	19.6
Unallocated amounts:
Corporate and allocated expenses	(97.9)		(65.7)
Intangible asset amortization	(24.3)		(17.7)
Restructuring and related charges, net (1)	(29.8)		(7.9)
Separation costs	(4.8)		(26.4)
Total operating income	$76.8		$90.3

(1)	Includes restructuring-related accelerated depreciation of $0.1 million and $1.3 million for the six months ended March 28, 2014 and March 29, 2013, respectively.

Specialty Pharmaceuticals. Operating income for the six months ended March 28, 2014 increased $78.9 million to $218.9 million, compared with $140.0 million for the six months ended March 29, 2013. Our operating margin increased to 34.5% for the six months ended March 28, 2014, compared with 23.2% for the six months ended March 29, 2013. The increase in operating income and margin was primarily due to strategic pricing actions, increased net sales of higher margin products, such as Methylphenidate ER, and the $11.7 million gain on the license of intellectual property to a third-party. These increases were partially offset by a $16.9 million increase in selling, general and administrative expenses. The higher selling, general and administrative expenses were primarily to support the launch of Xartemis XR and Pennsaid 2%.

Global Medical Imaging. Operating income for the six months ended March 28, 2014 decreased $53.3 million to $14.7 million, compared with $68.0 million for the six months ended March 29, 2013. Our operating margin decreased to 3.3% for the six months ended March 28, 2014, compared with 14.8% for the six months ended March 29, 2013. The decrease in operating income was attributable to lower net sales, increased nuclear manufacturing and raw material costs and higher regulatory compliance costs. Our increased nuclear manufacturing and raw material costs were most significantly impacted by the unscheduled shutdowns of our Mo-99 processing facility and the HFR that supplies us with Mo-99, which decreased operating income by $24.3 million compared to the prior year period. Ongoing increased materials and manufacturing costs and lower net sales will very likely limit our ability to return the Global Medical Imaging segment to historical operating margins on a long-term basis.
Corporate and allocated expenses. Corporate and allocated expenses were $97.9 million and $65.7 million for the six months ended March 28, 2014 and March 29, 2013, respectively. The increase primarily resulted from a $23.1 million environmental remediation charge, $18.5 million of transaction costs associated with our acquisition of Cadence and pending acquisition of Questcor, as well as increased internal and third-party costs of being an independent publicly-traded company, partially offset by certain prior year costs that did not recur in the six months ended March 28, 2014. We were allocated general corporate expenses of $25.5 million during the six months ended March 29, 2013 for certain services provided by Covidien. These allocations ceased in periods following the completion of the Separation on June 28, 2013.

Liquidity and Capital Resources
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions, capital expenditures and cash paid in connection with acquisitions and license agreements. Historically, we have typically generated, and expect to continue to generate, positive cash flow from operations. Through June 28, 2013, as part of Covidien, our cash was swept regularly by Covidien. Covidien also funded our operating and investing activities as needed prior to the Separation, including during the six months ended March 29, 2013. Cash flows related to financing activities for the six months ended March 29, 2013 reflect changes in Covidien's investments in us. Our cash flows for the six months ended March 29, 2013 may not be indicative of our future performance and do not necessarily represent the cash flows that would have been generated had we operated as an independent, publicly-traded company for that period.
Our ability to fund our capital needs is impacted by our ongoing ability to generate cash from operations and access to capital markets. We believe that our future cash from operations, borrowing capacity under our revolving credit facility and access to capital markets will provide adequate resources to fund our working capital needs, capital expenditures, current debt obligations and strategic investments.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Six Months Ended
	March 28, 2014	March 29, 2013
Net cash provided by (used in):
Operating activities	$141.2	$(7.8)
Investing activities	(1,331.8)	(165.0)
Financing activities	1,252.1	172.8
Effect of currency exchange rate changes on cash and cash equivalents	(2.1)	—
Net increase in cash and cash equivalents	$59.4	$—

Operating Activities
Net cash provided by operating activities of $141.2 million for the six months ended March 28, 2014 was primarily attributable to income from continuing operations, as adjusted for non-cash items, partially offset by a $2.6 million inflow from net investment in working capital. The working capital inflow was primarily driven by a $79.6 million decrease in accounts receivable partially offset by a $39.0 million increase in inventory and a $34.0 million decrease in accounts payable. The higher inventory levels were driven by the availability of increased U.S. Drug Enforcement Administration quota following annual renewals. The decrease in accounts receivable was due to higher customer incentive reserves and favorable timing of cash collections.

Net cash used in operating activities of $7.8 million for the six months ended March 29, 2013 was primarily attributable to a $136.3 million outflow from net investments in working capital, partially offset by income from continuing operations, as adjusted for non-cash items. The working capital outflow was primarily driven by a $77.8 million increase in accounts receivable, a $38.4 million decrease in accrued and other liabilities and a $23.1 million increase in inventory, partially offset by a $27.3 million increase in income taxes payable, which was recorded in parent company investment. The increase in accounts receivable was attributable to sales growth primarily from the launch of Methylphenidate ER. The decrease in accrued and other liabilities resulted largely from a $37.5 million voluntary contribution to our pension plans and the annual payout of cash bonuses for performance in the prior fiscal year.

Investing Activities
Net cash used in investing activities increased $1,166.8 million to $1,331.8 million for the six months ended March 28, 2014, compared with $165.0 million for the six months ended March 29, 2013. This increase primarily resulted from a $1,286.0 million payment, net of cash acquired, made during the three months ended March 28, 2014 to acquire Cadence and $7.2 million for the acquisition of other intangible assets; these were partially offset by an $88.1 million payment made during the three months ended December 28, 2012 to acquire CNS Therapeutics, Inc. and a $26.0 million decrease in capital expenditures.

Financing Activities
Net cash provided by financing activities was $1,252.1 million for the six months ended March 28, 2014, compared with net cash provided by financing activities of $172.8 million for the six months ended March 29, 2013. The $1,079.3 million increase largely resulted from $1,296.8 million in proceeds from the issuance of external debt used to fund the Cadence acquisition, partially offset by the current year $30.1 million repayment of debt, primarily related to debt assumed in the Cadence acquisition, and prior year net transfers from Covidien of $172.8 million, which reflected the funding of the CNS Therapeutics, Inc. acquisition and higher capital expenditures.

Debt and Capitalization
At March 28, 2014, total debt was $2,215.9 million compared with total debt at September 27, 2013 of $919.8 million.
In March 2014, in connection with the acquisition of Cadence, Mallinckrodt International Finance S.A. ("MIFSA") and Mallinckrodt CB LLC ("MCB"), each a subsidiary of Mallinckrodt plc, entered into senior secured credit facilities consisting of a $1.3 billion term loan facility due 2021 ("the Term Loan") and a $250.0 million revolving credit facility due 2019 ("the Revolver") (collectively, "the Facilities"). The Facilities are fully and unconditionally guaranteed by Mallinckrodt plc, certain of its direct or indirect wholly-owned U.S. subsidiaries and each of its direct or indirect wholly-owned subsidiaries that owns directly or indirectly any such wholly-owned U.S. subsidiary (collectively, "the Guarantors"). The Facilities are secured by a security interest in certain assets of MIFSA, MCB and the Guarantors. The Facilities contain customary affirmative and negative covenants, which include, amongst other things, restrictions on our ability to declare or pay dividends, create liens, incur additional indebtedness, enter into sale and lease-back transactions, make investments, dispose of assets and merge or consolidate with any other person. In addition, the Revolver contains a financial covenant that may limit our total net leverage ratio, which is defined as the ratio of (i) our consolidated debt, less any unrestricted cash and cash equivalents, to (ii) our adjusted consolidated EBITDA, as defined in the credit agreement. The Facilities bear interest at LIBOR plus a margin based on our total net leverage ratio, and the Term Loan is subject to a minimum LIBOR level of 0.75%. Interest payment dates are variable based on the LIBOR rate utilized, but we generally expects interest to be payable every 90 days. The Term Loan requires quarterly principal amortization payments in an amount equal to 0.25% of the original principal amount of the Term Loan, payable on the last day of each calendar quarter, commencing on June 30, 2014, with the remaining balance payable on the due date, March 19, 2021. We incurred an original issue discount of 0.25%, or $3.3 million associated with the Term Loan. The Revolver contains a $150.0 million letter of credit provision, of which none had been issued as of March 28, 2014. Unused commitments on the Revolver are subject to an annual commitment fee, determined by reference to our public debt rating, which was 0.375% as of March 28, 2014, and the fee applied to outstanding letters of credit is based on the interest rate applied to borrowings. As of March 28, 2014, the applicable interest rate on outstanding borrowings under the Revolver would have been approximately 3.00%; however, there were no outstanding borrowings. As of March 28, 2014, the applicable interest rate for the Term Loan was 3.50% and outstanding borrowings totaled $1.3 billion.
In conjunction with entering into the Revolver in March 2014, MIFSA terminated the $250.0 million five-year senior unsecured revolving credit facility entered into in March 2013.

In April 2013, MIFSA issued and sold in a private placement $300.0 million aggregate principal amount of 3.50% senior unsecured notes due April 2018 and $600.0 million aggregate principal amount of 4.75% senior unsecured notes due April 2023 (collectively, "the Notes"). In connection with the initial offering, MIFSA entered into a registration rights agreement with the initial purchasers in which MIFSA agreed, among other things, to register the Notes with the SEC within one year of the issuance of the Notes. On January 16, 2014, MIFSA filed the registration statement, which was declared effective on March 5, 2014, and the bonds were exchanged in accordance with the registration statement. The Notes are subject to an indenture which contains customary affirmative and negative covenants. Mallinckrodt plc has fully and unconditionally guaranteed the Notes on an unsecured and unsubordinated basis. MIFSA pays interest on the Notes semiannually in arrears on April 15 and October 15 of each year.
As of March 28, 2014, we were, and expect to remain, in compliance with the provisions and covenants associated with the Term Loan, the Revolver, the Notes and our other debt agreements.

Commitments and Contingencies
Contractual Obligations
Cadence, a subsidiary of Mallinckrodt plc, contracts with various third-party manufacturers for the commercial supply of Ofirmev. Under these agreements, Cadence is required to purchase a certain minimum number of vials each year during the terms of the contracts. As of March 28, 2014, the remaining obligations are $74.2 million, to be paid within the next five years. These amounts relate to Cadence's amended supply agreement with Lawrence Laboratories, an operating division of Swords Laboratories and a member of the Bristol-Myers Squibb Company ("BMS") group of companies, entered into in 2013. Under this agreement, Bristol-Myers Squibb Srl ("BMS Anagni"), an indirect subsidiary of BMS located in Anagni, Italy, manufactures Ofirmev in vials for sale and distribution by us in the U.S. and Canada. BMS Anagni is currently our sole supplier of Ofirmev.
Cadence also has a manufacturing and supply agreement with Laboratorios Grifols, S.A. ("Grifols"), which it entered into in March 2013. Under this agreement, Grifols will develop, manufacture and supply commercial quantities of Ofirmev in flexible IV bags. As of March 28, 2014, no obligations existed under this agreement as the initial contract year does not commence until the FDA has approved the product and manufacturing at this facility.

Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 16 of Notes to Condensed Consolidated and Combined Financial Statements of this Quarterly Report on Form 10-Q. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 16 of Notes to Condensed Consolidated and Combined Financial Statements, given the information currently available, that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

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

In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet as of March 28, 2014 was $16.8 million, of which $13.9 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at March 28, 2014. As of March 28, 2014, the maximum future payments we could be required to make under these indemnification obligations was $71.4 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.4 million remained in other assets on our unaudited condensed consolidated balance sheet at March 28, 2014.
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
In addition, as of March 28, 2014, we had a $21.1 million letter of credit to guarantee decommissioning costs associated with our Saint Louis, Missouri plant. As of March 28, 2014, we had various other letters of credit and guarantee and surety bonds totaling $30.7 million.
We exchanged title to $27.4 million of our plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. We also simultaneously leased such assets back from Saint Louis County under a capital lease expiring December 2025, the terms of which provide us with the right of offset against the IRBs. The lease also provides an option for us to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten-year property tax abatement from the date the property is placed in service. Due to right of offset, the capital lease obligation and IRB asset are recorded net in the unaudited condensed consolidated balance sheets. We expect that the right of offset will be applied to payments required under these arrangements.
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
We believe that our accounting policies for revenue recognition, inventory, goodwill and other intangible assets, contingencies, pension and postretirement benefits, share-based compensation and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended March 28, 2014, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our annual consolidated and combined financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the SEC on December 13, 2013.

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
The risk factors included within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and within Item 1A. of our Annual Report on Form 10-K filed with the SEC on December 13, 2013 could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
As of March 28, 2014, we had $1,300.0 million outstanding variable rate debt on our term loan, with an interest rate payable as of March 28, 2014 of LIBOR plus margin of 2.75%, or 3.50%. An unfavorable 25 basis point change in the interest rate would increase our quarterly interest payments by approximately $0.8 million. The carrying value of the term loan as of March 28, 2014 was $1,296.8 million. The remainder of our outstanding debt consisted primarily of our fixed-rate 3.50% and 4.75% senior unsecured notes due in April 2018 and April 2023, respectively, with a combined principal amount of $900.0 million. The carrying value of these notes was $898.2 million as of March 28, 2014. As these notes are fixed-rate debt, they do not subject us to interest rate risk.
In addition, we maintain a $250.0 million five-year senior secured revolving credit facility with a variable interest rate equal to LIBOR plus a margin based on our total net leverage ratio. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under this facility. As of March 28, 2014, there were no outstanding borrowings under this credit facility.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of March 28, 2014 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10% adverse movement in foreign exchange rates relative to the U.S. dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10% adverse change in foreign exchange rates was $33.9 million as of March 28, 2014. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

The financial results of our non-U.S. operations are translated into U.S. dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of March 28, 2014 that measures the change in the net financial position arising from a hypothetical 10% adverse movement in the exchange rates of the Euro, the British Pound and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10% adverse change in the above currencies was $39.1 million as of March 28, 2014. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited condensed consolidated balance sheets.

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

Internal Control Over Financial Reporting
Under the rules and regulations of the United States Securities and Exchange Commission, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for the fiscal year ending September 26, 2014. In our Annual Report on Form 10-K for the fiscal year ending September 26, 2014, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting
Historically, we have relied on Covidien's financial controls and resources to manage certain aspects of our business and report our results. As a result of the Separation, we are in the process of reviewing, revising and adopting policies, as needed, to meet all regulatory requirements applicable to us as an independent, publicly-traded company. While many of these changes in staffing, policies and systems were accomplished prior to March 28, 2014, we continue to review and document our internal controls over financial reporting and may, from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to changes in our internal control over financial reporting.
Other than those noted above, there have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described below. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 16 of Notes to Condensed Consolidated and Combined Financial Statements, given the information currently available, that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows. For further information on pending legal proceedings, refer to Note 16 of Notes to Condensed Consolidated and Combined Financial Statements.

Item 1A.	Risk Factors.
Other than the following risk factors relating to our acquisition of Cadence Pharmaceuticals, Inc. ("Cadence"), our pending acquisition of Questcor Pharmaceuticals, Inc. ("Questcor") and other new or updated risk factors included in Amendment No. 1 to our Form S-4 filed with the United States ("U.S.") Securities and Exchange Commission ("SEC") on March 4, 2014, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on December 13, 2013. Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for a discussion of other risks to which our business, financial condition, results of operations and cash flows are subject.

Risks Related to Our Acquisition of Cadence Pharmaceuticals, Inc.
The failure to successfully integrate Cadence's business and operations in the expected time frame may adversely affect the combined company's future results.
We believe that the acquisition of Cadence will result in certain benefits, including certain cost synergies and operational efficiencies. However, to realize these anticipated benefits, the businesses of Mallinckrodt and Cadence must be successfully combined. The success of the acquisition will depend on the combined company's ability to realize these anticipated benefits from combining the businesses of Mallinckrodt and Cadence. The combined company may fail to realize the anticipated benefits of the acquisition for a variety of reasons, including the following:

•	failure to successfully manage relationships with customers, distributors, licensors and suppliers;

•	failure to leverage the increased scale of the combined company quickly and effectively;

•	potential difficulties integrating and harmonizing financial reporting systems;

•	the loss of key employees; and

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company.

The actual integration may result in additional and unforeseen expenses or delays. If the combined company is not able to successfully integrate Cadence's business and operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Cadence's business and the commercial and financial success of our acquisition of Cadence depend on the commercial success of Cadence's only product, Ofirmev.
Cadence's success, and consequently the success of our acquisition of Cadence, depends on the continued success of the commercialization of its only product, Ofirmev (acetaminophen) injection ("Ofirmev"), which was approved by the U.S. Food and Drug Administration ("FDA") in November 2010 for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever in adults and children two years of age and older.

Cadence launched Ofirmev in January 2011, but our ability to maintain and increase revenues from sales of Ofirmev following our acquisition of Cadence will depend on several factors, including:

•	our ability to increase market demand for Ofirmev through our own marketing and sales activities, and any other arrangements to promote this product we may later establish;

•	our ability to maintain and defend the patent protection and regulatory exclusivity of Ofirmev;

•
our ability to continue to procure a supply of Ofirmev from its sole source third-party manufacturer in sufficient quantities and at acceptable quality and pricing levels in order to meet commercial demand;

•	the performance of Cadence's third-party manufacturer and our ability to ensure that the supply chain for Ofirmev efficiently and consistently delivers Ofirmev to our customers;

•	our ability to deploy and support a qualified sales force;

•	our ability to maintain fees and discounts payable to the wholesalers and distributors who distribute Ofirmev, as well as to group purchasing organizations, at commercially reasonable levels;

•
whether the Federal Trade Commission ("FTC"), Department of Justice ("DOJ") or third parties seek to challenge and are successful in challenging Cadence's settlement agreement with Paddock Laboratories, Inc., Perrigo Company and Paddock Laboratories, LLC (collectively, "Perrigo"), its settlement agreement with Sandoz, Inc., Sandoz AG, Neogen International N.V. and APC Pharmaceuticals, LLC or its settlement agreement with Wockhardt USA LLC;

•	warnings or limitations that may be required to be added to Ofirmev's FDA-approved labeling;

•	the occurrence of adverse side effects or inadequate therapeutic efficacy of Ofirmev, and any resulting product liability claims or product recalls; and

•
our ability to achieve hospital formulary acceptance for Ofirmev, and to the extent third-party payors separately cover and reimburse for Ofirmev, the availability of adequate levels of reimbursement for Ofirmev from third-party payors.

Any disruption in our ability to generate net sales from the sale of Ofirmev or lack of success in its commercialization will have a substantial adverse impact on our business, financial condition, results of operations and cash flows.

The patent rights that Cadence has in-licensed covering Ofirmev are limited to a specific intravenous formulation of acetaminophen. As a result, the market opportunity for this product may be limited by the lack of patent protection for the active ingredient itself and other formulations of intravenous acetaminophen may be developed by competitors.
The active ingredient in Ofirmev is acetaminophen. Patent protection is not available for the acetaminophen molecule itself in the territories licensed to Cadence, which include the U.S. and Canada. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as Ofirmev so long as the competitors do not infringe any process or formulation patents that Cadence has in-licensed from Bristol-Myers Squibb Company ("BMS") and its licensor, SCR Pharmatop S.A. ("Pharmatop"). Cadence is the exclusive licensee of two U.S. patents and two Canadian patents owned by Pharmatop, under BMS's license to these patents from Pharmatop. U.S. Patent No. 6,028,222 ("the '222 patent") (Canadian patent number 2,233,924), covers the formulation of Ofirmev, and this patent expires in August 2017. U.S. Patent No. 6,992,218 ("the '218 patent") (Canadian patent number 2,415,403), covers the process used to manufacture Ofirmev, and this patent expires in June 2021. We plan to complete a pediatric clinical trial of Ofirmev and, upon timely completion and the acceptance by the FDA of the data from this study, we expect that Ofirmev will be eligible for an additional six months of marketing exclusivity in the U.S.
 We are also aware of several U.S. and Canadian patents and patent applications directed to various potential injectable formulations of acetaminophen as well as methods of making and using these potential formulations. For example, Injectapap, a liquid formulation of acetaminophen for intramuscular injection, was approved by the FDA for the reduction of fever in adults in March 1986, although it was subsequently withdrawn from the market by McNeil Pharmaceutical in July 1986. The number of patents and patent applications directed to products in the same field as Ofirmev indicates that competitors have sought to develop and may seek to market competing formulations that may not be covered by Cadence's licensed patents and patent applications. The commercial opportunity for Ofirmev could be significantly harmed if competitors are able to develop alternative formulations of acetaminophen outside the scope of Cadence's in-licensed patents. We are also aware of a number of third-party patents in the U.S. that claim methods of making acetaminophen.

Five third parties have challenged, and additional third parties may challenge, the patents covering Ofirmev, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. If a third party files a New Drug Application ("NDA") or Abbreviated New Drug Application ("ANDA") for a generic drug product containing acetaminophen and relies in whole or in part on studies conducted by or for Cadence, the third party will be required to certify to the FDA that, in the opinion of that third party, the patent listed in the Orange Book for a branded product is invalid, unenforceable or will not be infringed by the manufacture, use or sale of the third party's generic drug product. A third party certification that the new product will not infringe the Orange Book-listed patents for Ofirmev, or that such patents are invalid, is called a Paragraph IV patent certification. If the third party submits a Paragraph IV patent certification to the FDA, a notice of the Paragraph IV patent certification must also be sent to Cadence once the third party's NDA or ANDA is accepted for filing by the FDA. A lawsuit may then be initiated to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a Paragraph IV patent certification automatically prevents the FDA from approving the NDA or ANDA until the earlier of the expiration of a 30-month period, the expiration of the patents, the entry of a settlement order stating that the patents are invalid or not infringed, a decision in the infringement case that is favorable to the NDA or ANDA applicant, or such shorter or longer period as the court may order. If a patent infringement lawsuit is not initiated within the required 45-day period, the third-party's NDA or ANDA will not be subject to the 30-month stay.
For example, in August 2011, Cadence and Pharmatop filed suit in the U.S. District Court for the District of Delaware against Perrigo and Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc. (collectively, "Exela"). The lawsuit followed the notices that Cadence received in July 2011 from each of Perrigo and Exela concerning their filings of ANDAs containing a Paragraph IV patent certification with the FDA for a generic version of Ofirmev. In the lawsuit, Cadence alleged that Perrigo and Exela each infringed the '222 patent and the '218 patent by filing their respective ANDAs seeking approval from the FDA to market a generic version of Ofirmev prior to the expiration of these patents. The '222 and the '218 patents are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The patent infringement lawsuit was filed within 45 days of receipt of the pertinent notice letters, thereby triggering a stay of FDA approval of the Perrigo ANDA and the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the '222 and '218 patents, the entry of a settlement order or consent decree stating that the '222 and '218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Perrigo or Exela, or such shorter or longer period as the Court may order. Each of Perrigo and Exela filed an answer in the case that asserted, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims.
Cadence settled with Perrigo and the case against Perrigo was dismissed on November 30, 2012. In connection with the settlement and license agreements entered into in November 2012, Perrigo was granted the exclusive right of first refusal to negotiate an agreement with Cadence to market an authorized generic version of Ofirmev in the U.S. in the event that Cadence elects to launch an authorized generic version of the product. The license agreement also provides that, if Cadence enters into an agreement for Perrigo to market an authorized generic version of Ofirmev during the license period, Perrigo would purchase the product exclusively from Cadence. Cadence would receive product costs plus an administrative fee, as well as a royalty payment based on the net profits achieved by Perrigo from the sale of the authorized generic product. Additionally, Cadence granted Perrigo the non-exclusive right to market a generic intravenous acetaminophen product in the U.S. under Perrigo's ANDA after December 6, 2020, or earlier under certain circumstances. The FTC or the DOJ could seek to challenge Cadence's settlement with Perrigo, or a competitor, customer or other third-party could initiate a private action under antitrust or other laws challenging the settlement with Perrigo. Any such challenge could be both expensive and time consuming and may render the settlement agreement unenforceable.
A bench trial for the lawsuit with Exela was held and the court ruled in favor of Cadence in November 2013 and found that Exela's ANDA for a generic version of Ofirmev infringed the '222 and '218 patents. An appeal of the decision in favor of Cadence was filed by Exela on December 20, 2013. It is not possible to predict the outcome of this appeal. An adverse outcome could result in the launch of one or more generic versions of Ofirmev before the expiration of the last of the listed patents in June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect our ability to successfully maximize the value of Ofirmev if our acquisition of Cadence is completed, and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.
In addition, in January 2013, Cadence filed suit in the U.S. District Court for the Southern District of California against Fresenius Kabi USA, LLC ("Fresenius") following receipt of a December 2012 notice from Fresenius concerning its submission of a NDA containing a Paragraph IV patent certification with the FDA for a generic version of Ofirmev. In February 2013, Cadence filed suit in the U.S. District Court for the Southern District of California against Sandoz, Inc. ("Sandoz") following receipt of a December 2012 notice from Sandoz concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of Ofirmev. In October 2013, Cadence filed a motion to amend its complaint against Sandoz to join Sandoz AG, Neogen International N.V., APC Pharmaceuticals, LLC, and DIACO S.p.A. (together with Sandoz, "the Sandoz Parties") to the lawsuit against Sandoz due to the involvement of each of these companies with the preparation of the Sandoz ANDA and related matters. In the lawsuits against Fresenius and the Sandoz Parties, which were coordinated for purposes of discovery and other pretrial proceedings in the Southern District of California, Cadence alleged that Fresenius and the Sandoz Parties each infringed the '222 patent and the '218 patent by filing a NDA, in the case of Fresenius, or an ANDA, in the case of the Sandoz Parties, seeking approval from the FDA to market a generic version of Ofirmev prior to the expiration of these patents. Both Fresenius and the Sandoz Parties filed answers in the Southern District of California asserting, among other things, non-infringement and invalidity of the asserted patents, as well as certain counterclaims. Both the Fresenius and Sandoz lawsuits were filed within 45 days of receipt of the respective notice letters, thereby triggering a stay of FDA approval of the Fresenius NDA and the Sandoz ANDA until the earlier of the expiration of a 30-month period, the expiration of the '222 and '218 patents, the entry of a settlement order or consent decree stating that the '222 and '218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Fresenius and/or the Sandoz Parties, or such shorter or longer period as the Court may order.
In January 2014, Cadence entered into a settlement agreement and a binding term sheet for a license agreement with the Sandoz Parties. The settlement agreement includes a stipulation by the parties requesting dismissal with prejudice of the lawsuit filed by Cadence relating to the ANDA filed by Sandoz. Under the terms of the license, Cadence granted to the holder of the Sandoz ANDA and its affiliates the non-exclusive right to market a generic intravenous acetaminophen product in the U.S. under the Sandoz ANDA beginning December 6, 2020, or earlier under certain circumstances. Cadence also agreed that in the event that Cadence determines to launch an authorized generic version of Ofirmev (i.e., a generic version marketed under Cadence's NDA) in the U.S. and Perrigo elects not to exercise its right of first refusal to become the distributor of the authorized generic version of the product, Cadence will grant a similar right of first refusal to the holder of the Sandoz ANDA on substantially the same terms as those previously granted to Perrigo. Litigation remains ongoing against Fresenius, and the bench trial for such lawsuit is tentatively scheduled to commence on July 14, 2014.
In December 2013, Cadence received a notice from Wockhardt USA LLC ("Wockhardt") stating that Wockhardt filed an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of Ofirmev. This notice stated that the Paragraph IV patent certification was made with respect to both the '222 patent and the '218 patent. Cadence filed suit against Wockhardt Limited, Wockhardt BIO AG and Wockhardt on January 22, 2014 in the U.S. District Court of Delaware, and on January 23, 2014, in the U.S. District Court of New Jersey. In March 2014, Cadence entered into a settlement agreement and a license agreement with Wockhardt. The settlement agreement includes a stipulation by the parties requesting dismissal with prejudice of the lawsuit filed by Cadence relating to the ANDA filed by Wockhardt. Under the terms of the license agreement, Cadence granted to the holder of the Wockhardt ANDA and its affiliates the non-exclusive right to market a generic intravenous acetaminophen product in the U.S. under the Wockhardt ANDA beginning December 6, 2020, or earlier under certain circumstances.
Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature and may be very expensive and time-consuming. Litigation relating to Cadence and its intellectual property may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products. Any adverse outcome of such litigation could result in one or more generic versions of Ofirmev being launched without our or Cadence's consent before the expiration of one or both of the patents Cadence has in-licensed from BMS and its licensor, Pharmatop, which could adversely affect our ability to successfully execute our business strategy to increase sales of Ofirmev and negatively impact our financial condition and results of operations. We intend to vigorously enforce Cadence's intellectual property rights relating to Ofirmev to prevent the marketing of infringing generic products without Cadence's consent prior to the expiration of its patents. However, given the unpredictability inherent in litigation, we cannot predict or guarantee the outcome of these matters or any other litigation. Regardless of how these matters are ultimately resolved, these matters may be costly, time-consuming and distracting to our management, which could have a material adverse effect on our business.

The protection of Cadence's intellectual property rights is critical to its success and any failure on its or our part to adequately secure such rights would materially affect our business.
Our commercial success relating to Ofirmev depends on maintaining patent protection and trade secret protection for Ofirmev, as well as for any other products or product candidates that we may license or acquire, and successfully defending these patents and trade secrets against third-party challenges. We will only be able to protect its technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.
In April 2012, Exela filed suit against David J. Kappos and the U.S. Patent and Trademark Office ("USPTO") in the U.S. District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO's decision not to act on a petition by Exela to vacate the USPTO's April 2003 order reviving the international application for the '218 patent. The lawsuit followed the USPTO's rejection of Exela's petition to the USPTO filed in November 2011, which sought to vacate the April 23, 2003 order granting Pharmatop's petition to revive the '218 patent. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO's rules and regulations that allow for revival of abandoned, international patent applications under the "unintentional" standard are invalid, and similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. Cadence's motion to intervene in this lawsuit was granted in October 2012. In December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the district court's decision to the Court of Appeals for the Federal Circuit. Oral argument was held on February 3, 2014. A decision by the Court of Appeals in favor of Exela could result in the invalidation of the '218 patent.

Additionally, in September 2012, Exela filed with the USPTO a Request for Ex Parte Reexamination of the '222 patent. In December 2012, Cadence received notice that the USPTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the USPTO. In February 2013, Cadence and Pharmatop filed with the USPTO a patent owner's statement commenting on the reexamination request, and in April 2013, Exela filed comments in response to the patent owner's statement. In a non-final, initial office action issued by the USPTO on August 13, 2013, the USPTO rejected certain claims of the '222 patent. A response to the first office action was filed in November 2013. A supplemental amendment and response was filed on February 28, 2014 and a next office action was issued March 27, 2014.
In addition, in January 2014, an unidentified third party filed with the USPTO a Request for Ex Parte Reexamination of the '218 patent. The reexamination request was granted on March 14, 2014.
All of the claims of the '222 and '218 patents remain valid and in force during the reexamination proceedings. Because Cadence and Pharmatop believe that the scope and validity of the patent claims in these patents are appropriate and that the USPTO's prior issuances of the patents were correct, Cadence, in conjunction with Pharmatop, will vigorously defend these patents. We cannot predict whether Cadence, Pharmatop and us ultimately will succeed in maintaining the scope and validity of the claims of these patents during reexamination. If any of the patent claims in these patents ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to Ofirmev could be impaired, which could potentially harm our business and operating results.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of Cadence's intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in Cadence's patents or in third-party patents.
The degree of future protection for proprietary rights associated with Ofirmev is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep its competitive advantage. For example:

•	Cadence's licensors might not have been the first to make the inventions covered by each of its pending patent applications and issued patents;

•	Cadence's licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate Ofirmev or other product candidates or technologies;

•
the issued patents covering Ofirmev or other product candidates may not provide a basis for commercially viable active products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	patents of others may have an adverse effect on Ofirmev.

Patent applications in the U.S. are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain that Cadence licensors were the first to invent or the first to file patent applications on its products or product candidates. In the event that a third party has also filed a U.S. patent application relating to its products or product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on Cadence's U.S. patent position. Furthermore, Cadence may not have identified all U.S. and foreign patents or published applications that affect its business either by blocking its ability to commercialize its drugs or by covering similar technologies that affect its drug market.
In addition, some countries, including Canada, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect Cadence's products or product candidates. Even if patents are issued, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us.
Cadence also relies on trade secrets to protect its technology, particularly where it does not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Cadence's licensors, employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose its information to competitors. Enforcing a claim that a third party illegally obtained and is using Cadence's trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, Cadence's competitors may independently develop equivalent knowledge, methods and know-how.

If Cadence's licensors or we fail to obtain or maintain patent protection or trade secret protection for Ofirmev or any other product or product candidate it may license or acquire, third parties could use its proprietary information, which could impair its ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability.

Risk Related to Our Business
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
Molybdenum-99 ("Mo-99") is a critical ingredient of our technetium-99m ("Tc-99m") generators. Mo-99 is produced in nuclear research reactors utilizing high enriched uranium ("HEU") or low enriched uranium ("LEU") targets. These targets, either tubular or flat and of varying sizes, are fabricated from HEU or LEU and, in either case, aluminum. The targets are placed in or near the core of the nuclear reactor where fission reactions occur resulting in the production of Mo-99 and other isotopes. This process, which takes approximately six days, is known as target irradiation. There are currently eight reactors around the world producing the global supply of Mo-99. We have agreements to obtain Mo-99 from three of these reactors and we rely predominantly on two of these reactors for our Mo-99 supply. These reactors are subject to scheduled and unscheduled shutdowns which can have a significant impact on the amount of Mo-99 available for processing. Mo-99 produced at these reactors is then finished at one of five processing sites located throughout the world, including our processing facility located in the Netherlands. At the processing facility, the targets are dissolved and chemically separated. In this process, the Mo-99 is isolated as a radiochemical. Once finished, Mo-99 must be transported to generator facilities where it is loaded into our Tc-99m generators that are sold, in the U.S., principally to nuclear radiopharmacies as well as hospitals and, in Europe and other markets, principally to hospitals, where single unit doses are then prepared. Mo-99 has a 66-hour half-life and decays primarily into Tc-99m, which has a half-life of only six hours. The radiopharmacies or hospitals prepare dosages from the Tc-99m generators for use in single photon emission computed tomography imaging medical procedures. Given the product's radioactive decay, if we encounter delays in transporting Mo-99 to our generator facilities, or if the generator facilities experience delays in loading Mo-99, we may be limited in the amount of Ultra-Technekow DTE generators that we could manufacture, distribute and sell, which could have a material adverse effect on our competitive position, business, financial condition, results of operation and cash flows.
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
In October 2013, the HFR experienced another unscheduled shutdown. In addition, our own Mo-99 processing facility in the Netherlands also experienced a shutdown. The HFR resumed production of medical isotopes and irradiation of materials in February 2014 and the Mo-99 processing facility resumed production in April 2014. We expect improvements in profitability in the Global Medical Imaging segment, starting in the fourth quarter, once we satisfy higher cost procurement commitments that we entered into during the shutdowns.
Future unplanned shutdowns of nuclear reactors that we use to irradiate targets could impact the amount of available Mo-99, which could result in global shortages, continued increased raw material costs and decreased sales. While we are pursuing additional sources of Mo-99 from potential producers around the world to augment our current supply, it is not certain whether these possible additional sources of Mo-99 will produce commercial quantities of Mo-99 for our business, or that these suppliers, together with our current suppliers, will be able to deliver a sufficient quantity of Mo-99 to meet our needs. Ongoing increased raw material and manufacturing costs will very likely limit our ability to return the Global Medical Imaging segment to historical operating margins.

Changes in laws and regulations may materially adversely affect us.
The development, manufacture, marketing, sale, promotion, and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations could affect us in various ways. For example, both the federal and state governments have given increased attention to the public health issue of opioid abuse, overdose and diversion. At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, U.S. Drug Enforcement Administration ("DEA") and other agencies to address this problem. In January 2013, the FDA released draft guidance on incorporating abuse-deterrent characteristics into extended-release opioids. When the FDA finds that a new formulation has abuse-deterrent characteristics, the agency has the authority to require that generics also have abuse-deterrent characteristics. One of our ANDAs that is currently under review in the U.S. refers to a NDA that did not have abuse-deterrent characteristics. From a compliance standpoint, the DEA continues to increase its efforts to hold manufacturers, distributors and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances, including suspicious order monitoring activities for Schedule II opioids. In addition, many state legislatures continue to consider various bills intended to reduce opioid abuse, overdose and diversion, for example by establishing prescription drug monitoring programs, mandating prescriber education and prohibiting the substitution of generic versions of opioids that lack abuse-deterrent characteristics for branded products that have them. Future legislation and regulation in the markets that we serve could affect access to healthcare products and services, increase rebates, reduce prices or the rate of price increases for healthcare products and services, change healthcare delivery systems, create new fees and obligations for the pharmaceutical industry, or require additional reporting and disclosure. These and other changes in laws and regulations could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
In October 2013, the FDA announced its recommendation that the DEA reschedule hydrocodone combination products (such as Vicodin® (registered trademark of AbbVie, Inc.) and our developmental product MNK-155) from Schedule III to Schedule II, thereby increasing regulatory controls on these drug products. The FDA issued its formal recommendation to the Department of Health and Human Services, who in turn issued a similar recommendation to the DEA in December 2013. In February 2014, the DEA issued its proposal to reschedule hydrocodone combination products from Schedule III to Schedule II. The DEA proposal was open for comment through April 28, 2014. At this time, it is too early to determine the degree of impact the hydrocodone rescheduling, if adopted, will have on our business.

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
Certain environmental laws assess liability on current or previous owners of real property and current or previous owners or operators of facilities for the costs of investigation, removal or remediation of hazardous substances or materials at such properties or at properties at which parties have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict (i.e., can be imposed regardless of fault) and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. Certain radiological licenses at certain manufacturing sites owned by us require the establishment of decommissioning programs which will require remediation in accordance with regulatory requirements upon cessation of operations at such sites. We have received notification from the U.S. Environmental Protection Agency and similar state environmental agencies that conditions at a number of sites where the disposal of hazardous substances requires investigation, cleanup and other possible remedial action. These agencies may require that we reimburse the government for its costs incurred at these sites or otherwise pay for the costs of investigation and cleanup of these sites, including by providing compensation for natural resource damage claims arising from such sites.
In the ordinary course of our business planning process, we take into account our known environmental matters as we plan for our future capital and operating expenditures requirements. The ultimate cost of site cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. We concluded that, as of March 28, 2014, it was probable that we would incur remedial costs in the range of $44.9 million to $118.6 million. We also concluded that, as of March 28, 2014, the best estimate within this range was $68.0 million. For further information on our environmental obligations, refer to Note 16 of the Notes to Condensed Consolidated and Combined Financial Statements included within this Quarterly Report on Form 10-Q. Based upon information known to date, we believe our current capital and operating plans are adequate for costs associated with the investigation, cleanup and potential remedial action for our known environmental matters.

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

We may not achieve the anticipated benefits of price increases enacted on our pharmaceutical products, which may adversely affect our business.
From time to time, we initiate price increases on certain of our pharmaceutical products. There is no guarantee that our customers will be receptive to these price increases and continue to purchase the products at historical quantities. If customers do not maintain or increase existing sales volumes after price increases are enacted, and we are unable to replace lost sales with order from other customers, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Risks Related to Our Indebtedness
MIFSA's indebtedness could adversely affect its financial condition and prevent it from fulfilling its obligations under the notes.
Mallinckrodt International Finance, S.A. ("MIFSA") has indebtedness, which could adversely affect its ability to fulfill its obligations under the notes and have a negative impact on its financing options and liquidity position. As of March 28, 2014, we had $2,215.9 million of total debt. We incurred additional indebtedness in connection with our acquisition of Cadence and also expect to incur a significant amount of debt in connection with the acquisition of Questcor. We may also incur other additional indebtedness in the future.
Subject to the limits contained in the credit agreement that governs the term loan and credit facility, the indenture that governs the notes and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.
Our indebtedness may impose restrictions on us that could have material adverse consequences by:

•	making it more difficult for us to satisfy our obligations with respect to the credit facilities, the notes and our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	exposing us to the risk of increased interest rates as borrowings under the term loan and revolving credit facility are at variable rates of interest;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a competitive disadvantage to other, less leveraged competitors; and

•	increasing our costs of borrowing.

In addition, the indenture that governs the notes and the credit agreement governing the term loan and revolving credit facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of repayment of our debt.

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations, including the term loan, revolving credit facility and the notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the term loan, revolving credit facility and the notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the term loan, revolving credit facility and the notes. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
In addition, MIFSA conducts its operations through its subsidiaries, none of which are guarantors of the notes. Accordingly, repayment of the notes is dependent on the generation of cash flow by MIFSA's subsidiaries and their ability to make such cash available to MIFSA, by distribution, debt repayment or otherwise. MIFSA's subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. MIFSA's subsidiaries may not be able to, or may not be permitted to, make distributions to enable MIFSA to make payments in respect of the notes. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit MIFSA's ability to obtain cash from its subsidiaries. In the event that MIFSA does not receive distributions from its subsidiaries, MIFSA may be unable to make required principal and interest payments on the notes.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the notes.
If we cannot make scheduled payments on our debt, we will be in default and holders of the notes and/or lenders under the term loan and revolving credit facility could declare all outstanding principal and interest under such notes or term loan to be due and payable, the lenders under the revolving credit facility could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Our variable-rate indebtedness exposes us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our term loan and credit facility are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase and our net income would decrease, even though the amount borrowed under the facilities remained the same. As of March 28, 2014, we had $1,300.0 million outstanding variable-rate debt on our term loan. The term loan has an interest rate as of March 28, 2014 of 3.50%, which is comprised of LIBOR plus margin of 2.75%. The LIBOR setting has a minimum value of 0.75%. An unfavorable 25 basis point increase in LIBOR in excess of the 0.75% minimum value would increase our quarterly payments by approximately $0.8 million.

Despite our current level of indebtedness, Mallinckrodt plc and its subsidiaries may still be able to incur more debt. This could further exacerbate the risks to our financial condition described above.
Mallinckrodt plc and its subsidiaries may be able to incur significant additional indebtedness in the future. In particular, we expect to incur significant additional indebtedness in connection with our pending acquisition of Questcor. If we incur any additional indebtedness that ranks equally with the notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This may have the effect of reducing the amount of proceeds paid to debt holders. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The terms of the credit agreement that governs the term loan and revolving credit facility and the indenture that governs the notes restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.
The indenture that governs the notes and the credit agreement governing the term loan and revolving credit facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including limitations or restrictions on our ability to:

•	incur additional indebtedness;

•	pay dividends or make other distributions on or repurchase or redeem our capital stock;

•	make loans or investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	enter into agreements restricting the Issuer's subsidiaries' ability to pay dividends;

•	enter into sale and leaseback transactions; and

•	consolidate or merge.

As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively, execute our growth strategy or take advantage of new business opportunities.

In addition, the restrictive covenants in the credit agreement that govern the credit facility require us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control.
A breach of the covenants under the indenture that governs the notes or under the credit agreement that governs the credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement that governs the credit facility would permit the lenders under the credit facility to terminate all commitments to extend further credit under the credit facility. In the event our lenders or noteholders accelerate the repayment of our borrowings, the issuer of the notes and Mallinckrodt may not have sufficient assets to repay that indebtedness.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our debt currently has a non-investment grade rating from Standard & Poor's Corporation ("S&P") and Moody's Investor Services, Inc. ("Moody's"). Any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the notes. Credit ratings are not recommendations to purchase, hold or sell the notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the notes.
Any future lowering of our ratings (including in connection with the transactions related to the acquisition of Questcor) likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating assigned to our notes is subsequently lowered or withdrawn for any reason (including in connection with the transactions related to the acquisition of Questcor), holders of the notes may not be able to resell their notes without a discount.

Risks Related to the Pending Acquisition of Questcor Pharmaceuticals, Inc.
On April 5, 2014, we entered into an Agreement and Plan of Merger ("the Merger Agreement") by and among Mallinckrodt plc, Quincy Merger Sub, Inc. ("Merger Sub") and Questcor. Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Questcor ("the Merger"), with Questcor surviving the Merger as a wholly-owned indirect subsidiary of Mallinckrodt.

Because the market price of our ordinary shares will fluctuate, Questcor shareholders cannot be sure of the market price of our ordinary shares they will receive.
At the effective time (as described in the Merger Agreement), each share of Questcor's common stock issued and outstanding immediately prior to the Merger (other than shares held by Questcor, Merger Sub or any of their respective subsidiaries, dissenting shares and Questcor employee restricted stock awards) will be converted into the right to receive (i) $30.00 in cash and (ii) 0.897 ordinary shares of Mallinckrodt ("the Merger Consideration").
The market price of our ordinary shares, which Questcor shareholders will receive in the Merger, will continue to fluctuate through the date of the closing of the Merger. Accordingly, at the time of the Questcor special meeting, Questcor shareholders will not know or be able to determine the market price of the ordinary shares they will receive upon completion of the Merger. It is possible that, at the time of the closing of the Merger, the shares of Questcor common stock held by Questcor shareholders may have a greater market value than the cash and the Mallinckrodt ordinary shares for which they are exchanged. The market price of our ordinary shares on the date of the Questcor special meeting may not be indicative of the market price of our ordinary shares that Questcor shareholders will receive upon completion of the acquisition. The market prices of our ordinary shares and Questcor common stock are subject to general price fluctuations in the market for publicly-traded equity securities and have experienced volatility in the past. Stock price changes may result from a variety of factors, including general market and economic conditions and changes in the respective businesses, operations and prospects, and regulatory considerations of Mallinckrodt and Questcor. Market assessments of the benefits of the Merger and the likelihood that the Merger will be completed, as well as general and industry-specific market and economic conditions, may also impact market prices of our ordinary shares and Questcor common stock. Many of these factors are beyond our and Questcor's control. You should obtain current market quotations for shares of Questcor common stock and for our ordinary shares.

The market price for our ordinary shares following the closing may be affected by factors different from those that historically have affected Questcor common stock and Mallinckrodt ordinary shares.
Upon completion of the Merger, holders of shares of Questcor common stock (other than the holders of excluded shares and dissenting shares) will become holders of our ordinary shares. Our businesses differ from those of Questcor, and accordingly our results of operations will be affected by some factors that are different from those currently affecting the results of operations of Questcor. In addition, upon completion of the Merger, holders of our ordinary shares will become holders of shares in the combined company. The results of operation of the combined company may also be affected by factors different from those currently affecting us.

Mallinckrodt's and Questcor's obligation to complete the Merger is conditioned on, among other things, shareholder approval and the expiration or termination of the applicable waiting period under the HSR Act, which if delayed, not granted or granted with unacceptable conditions, may delay or jeopardize the consummation of the Merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Merger.
The Merger is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals by the Questcor shareholders and our shareholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR Act"). We and Questcor can provide no assurance that clearance under the HSR Act will be obtained. Moreover, as a condition to their clearance of the transaction under the HSR Act, the FTC or the Antitrust Division may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the business of the combined company after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the effective time or reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required shareholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required shareholder approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the timing of the shareholder approvals or clearance under the HSR Act. If we and Questcor agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain clearance under the HSR Act required to consummate the transaction, these requirements, limitations, costs, divestitures or restrictions could adversely affect the combined company's ability to integrate our operations with Questcor's operations and/or reduce the anticipated benefits of the transaction. This could result in a failure to consummate the transaction or have a material adverse effect on the business and results of operations of the combined company.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
The Merger Agreement contains a number of conditions that must be fulfilled to complete the Merger. Those conditions include: the approval of the merger proposal by Questcor shareholders, approval of the issuance of Mallinckrodt ordinary shares by our shareholders, clearance under the HSR Act, absence of orders prohibiting completion of the Merger, effectiveness of the registration statement to register the issuance of Mallinckrodt ordinary shares in connection with the Merger, approval of our ordinary shares to be issued to Questcor shareholders for listing on the New York Stock Exchange, Mallinckrodt not being treated as a domestic corporation for U.S. federal income tax purposes as of or after the closing date of the Merger as a result of a change in law, the continued accuracy of the representations and warranties of both parties subject to specified materiality standards, and the performance by both parties of their covenants and agreements. These conditions to the closing of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by October 6, 2014 (subject to extension to January 6, 2015 if the only conditions not satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing, which conditions shall be capable of being satisfied) are conditions relating to HSR clearance and the absence of any orders or injunctions under antitrust laws, and subject to extension based on the number of days remaining in the marketing period plus three business days), either we or Questcor may choose not to proceed with the Merger. In addition, we or Questcor may elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger, before or after shareholder approval.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger and, in specified circumstances, could require Mallinckrodt to pay Questcor a termination fee.
Under the Merger Agreement, we are restricted, subject to certain exceptions, from soliciting, initiating, knowingly encouraging, discussing or negotiating, or furnishing information with regard to, any inquiry, proposal or offer for a competing acquisition proposal from any person or entity. We may not terminate the Merger Agreement and enter into an agreement with respect to a superior proposal. If our board of directors (after consultation with our financial advisors and legal counsel) determines that such proposal is more favorable to our shareholders than the Merger and our board of directors recommends such proposal to our shareholders, Questcor may be entitled to terminate the Merger Agreement. Under such circumstances, we may be required to pay Questcor a termination fee equal to $131,450,000. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that is more favorable to us and its shareholders than the Merger. Additionally, in the event the Merger Agreement is terminated due to the failure of our shareholders to approve the issuance of Mallinckrodt ordinary shares in connection with the Merger, we may be required to pay Questcor a fee of $37,560,000, increasing to $131,450,000 in certain circumstances.

While the Merger is pending, Mallinckrodt will be subject to business uncertainties that could adversely affect our businesses.
Uncertainty about the effect of the Merger on employees, customers and suppliers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Employee retention may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the business of the combined company following the Merger could be seriously harmed. In addition, the Merger Agreement restricts us from taking specified actions until the Merger occurs without the consent of Questcor. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Legal proceedings in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.
Since the announcement of the Merger Agreement on April 7, 2014, eight putative shareholder class action complaints have been filed in California in one court against Questcor, the members of its board of directors, Mallinckrodt and Quincy Merger Sub challenging the proposed Merger. The actions allege that members of the Questcor board of directors breached their fiduciary duties by agreeing to sell Questcor for inadequate consideration and pursuant to an inadequate process, and that we and Quincy Merger Sub aided and abetted these alleged breaches. Among other remedies, the plaintiffs seek to enjoin the Merger. Such legal proceedings could delay or prevent the Merger from becoming effective within the agreed upon timeframe. In addition, plantiffs in a prior-pending derivative litigation, In re Questcor Pharmaceuticals, Inc. Shareholder Derivative Litigation, pending in the U.S. District Court for the Central District of California, have filed an application to lift the stay of that action in order to file an amended complaint alleging that the board of directors of Questcor breached their fiduciary duties in connect with the acquisition.

Risks Related to the Business of the Combined Company
Mallinckrodt may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in integrating the two businesses.
The ability of Mallinckrodt to realize the anticipated benefits of the transaction will depend, to a large extent, on the combined company's ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating their business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management's attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management's attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel; and

•	coordinating a geographically dispersed organization.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of us and Questcor are integrated successfully, the full benefits of the transaction may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Or, additional unanticipated costs may be incurred in the integration of the businesses of us and Questcor. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our ordinary shares. As a result, we cannot assure you that the combination of us and Questcor will result in the realization of the full benefits anticipated from the transaction.

Combining the businesses of Mallinckrodt and Questcor may be more difficult, costly or time-consuming than expected, which may adversely affect our results and negatively affect the value of our ordinary shares following the completion of the Merger.
Mallinckrodt and Questcor have entered into the Merger Agreement because each believes that the Merger will be beneficial to it and its respective shareholders and that combining the businesses of us and Questcor will produce benefits and cost savings. If we are not able to successfully combine the businesses of Mallinckrodt and Questcor in an efficient and effective manner, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our ordinary shares may be affected adversely.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address integration challenges, we may be unable to successfully integrate our and Questcor's operations or to realize the anticipated benefits of the integration of the two companies.

Mallinckrodt and Questcor will incur direct and indirect costs as a result of the Merger.
Mallinckrodt and Questcor will incur substantial expenses in connection with completing the Merger, and over a period of time following the completion of the Merger, we further expect to incur substantial expenses in connection with coordinating the businesses, operations, policies and procedures of us and Questcor. While we have assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us and Questcor.

We expect that, following the completion of the Merger, we will have significantly less cash on hand than the sum of cash on hand of us and Questcor prior to the completion of the Merger. This reduced amount of cash could adversely affect our ability to grow.
We expect to utilize cash on the balance sheet to fund a portion of the purchase price and expenses associated with the Merger. This could leave the company with significantly less cash and cash equivalents on hand than the approximately $334.9 million and $261.1 million of cash and cash equivalents of Mallinckrodt and Questcor, respectively, as of March 28, 2014 and March 31, 2014, respectively. Although our management believes that we will have access to cash sufficient to meet our business objectives and capital needs, the lessened availability of cash and cash equivalents following the consummation of the Merger could constrain our ability to grow our business. Our financial position following the Merger could also make us vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors that have more cash at their disposal. In the event that we do not have adequate capital to maintain or develop our business, additional capital may not be available to us on a timely basis, on favorable terms, or at all.

If the Merger is consummated, we will incur a substantial amount of debt to finance the cash portion of the Merger Consideration, which could restrict its ability to engage in additional transactions or incur additional indebtedness.
In connection with the Merger, we expect that one or more of its subsidiaries will borrow up to $1.85 billion using a combination of senior credit facilities, senior notes or borrowings under a bridge facility. Following the completion of the Merger, the combined company will have a significant amount of indebtedness outstanding. This substantial level of indebtedness could have important consequences to our business, including making it more difficult to satisfy our obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. These limitations could reduce the benefits we expect to achieve from the Merger or impede our ability to engage in future business opportunities or strategic acquisitions.

The Merger may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our ordinary shares.
Although we currently anticipate that the Merger will be accretive to earnings per share (on an adjusted earnings basis) from and after the Merger, this expectation is based on preliminary estimates, which may change materially.
We expect to issue or reserve for issuance approximately 59.0 million ordinary shares in connection with completion of the Merger. The issuance of these these new ordinary shares could have the effect of depressing the market price of our ordinary shares.
In addition, we could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the market price of our ordinary shares.

Our status as a foreign corporation for U.S. federal tax purposes could be affected by a change in law and the Merger is conditioned upon such status not changing as a result of such a change in law.
We believe that, under current law, we are treated as a foreign corporation for U.S. federal tax purposes. However, changes to the inversion rules in Section 7874 or the U.S. Treasury Regulations promulgated thereunder or other U.S. Internal Revenue Service ("IRS") guidance could adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to us, Questcor, our respective shareholders, shareholders and affiliates, and/or the Merger. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, and such legislation, if passed, could have an adverse effect on us. For example, in March 2014, the President of the United States proposed legislation which would amend the anti-inversion rules. Although its application is limited to transactions closing after 2014, no assurance can be given that proposal will not be changed in the legislative process and be enacted to apply to prior transactions. It is a condition to each party's obligation to complete the Merger that we not be treated as a domestic corporation for U.S. federal income tax purposes as of or after the closing date of the Merger as a result of a change in law prior to the closing date of the Merger.

Future changes to U.S. and foreign tax laws could adversely affect us.
The U.S. Congress, the Organisation for Economic Co-operation and Development and other Government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting," where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates (including Questcor and its affiliates after the Merger).

Transfers of our ordinary shares, other than by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.
For the majority of transfers of our ordinary shares, there will not be any stamp duty. Transfers of our ordinary shares effected by means of the transfer of book entry interests in Depository Trust Company ("DTC") are not subject to Irish stamp duty. However, if you hold your ordinary shares directly rather than beneficially through DTC, any transfer of your ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC (or vice versa) without giving rise to Irish stamp duty provided that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and the transfer is not in contemplation of a sale of the shares by a beneficial owner to a third party.
Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of your shares.

In certain limited circumstances, dividends paid by us may be subject to Irish dividend withholding tax.
In certain limited circumstances, Irish dividend withholding tax ("DWT") (currently at a rate of 20%) may arise in respect of dividends, if any, paid on our ordinary shares. A number of exemptions from DWT exist pursuant to which shareholders resident in the U.S. and shareholders resident in the certain countries may be entitled to exemptions from DWT.
Dividends paid in respect of our ordinary shares that are owned by a U.S. resident and held through DTC will not be subject to DWT provided the address of the beneficial owner of such shares in the records of the broker holding such shares is recorded as being in the U.S. (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by us). Similarly, dividends paid in respect of our ordinary shares that are held outside of DTC and are owned by a former Questcor shareholder who is a resident of the U.S. will not be subject to DWT if such shareholder has provided a completed IRS Form 6166 or a valid DWT Form to our transfer agent to confirm its U.S. residence and claim an exemption. Shareholders resident in certain other countries may also be eligible for exemption from DWT on dividends paid in respect of their shares provided they have furnished valid DWT Forms to their brokers (in respect of shares held through DTC) (and such broker has further transmitted the relevant information to a qualifying intermediary appointed by us) or to our transfer agent (in respect of shares held outside of DTC). However, other shareholders may be subject to DWT, which if you are such a shareholder could adversely affect the price of your shares.

Risks Related to Questcor's Business
You should read and consider risk factors specific to Questcor's business that will also affect the combined company after the Merger. These risks are described in Part I, Item 1A of Questcor's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 26, 2014, and in other documents that are incorporated by reference into this document.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our common stock during the quarter ended March 28, 2014. All transactions represent deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under Plans or Programs
December 28, 2013 to January 24, 2014	154	$52.29	—	—
January 25, 2014 to February 28, 2014	3,285	58.00	—	—
March 1, 2014 to March 28, 2014	9,295	69.70	—	—

(1) Shares valued at the closing price of our ordinary shares on the vesting date.

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended, Mallinckrodt plc hereby discloses the following information regarding the activities in Iran of one of its affiliates.
In late February 2014, Mallinckrodt discovered that one of its non-U.S. subsidiaries, Mallinckrodt Medical B.V. ("MBV"), made sales of medical devices used for brachytherapy to a Dutch customer that subsequently delivered the devices to hospitals in Iran. These hospitals may be owned or controlled, directly or indirectly, by the Iranian government. MBV made 12 such sales during the fiscal year ended September 27, 2013 (resulting in net sales of approximately $25.7 thousand), and we estimate the net profit from these sales was less than that amount. Additionally, two such sales occurred during the three months ended March 28, 2014 (resulting in net sales of approximately $4.5 thousand) and we estimate the net profit from the sales were less than that amount.
MBV has not made additional sales to Iran since the activity was discovered in late February 2014, and the company intends to apply for a specific license from the Office of Foreign Assets Control ("OFAC") to continue these activities in the future.
Mallinckrodt plc has filed a voluntary self-disclosure with OFAC regarding these activities, and intends to cooperate fully with OFAC.

Item 6.	Exhibits.

Exhibit Number	Exhibit

2.1
Agreement and Plan of Merger, dated as of February 10, 2014, by and among Mallinckrodt plc, Madison Merger Sub, Inc. and Cadence Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 11, 2014).

2.2
Agreement and Plan of Merger, dated as of April 5, 2014, by and among Mallinckrodt plc, Quincy Merger Sub, Inc. and Questcor Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 7, 2014).

4.1
Amendment to the Rights Agreement, dated as of April 23, 2014, by and between Mallinckrodt plc and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 24, 2014).

10.1	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Restricted Unit Award.
10.2	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Option Award.
10.3	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Performance Unit Award FY14-FY16 Performance Cycle.
10.4	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Restricted Unit Award 2014 Director Grant.
10.5	Mallinckrodt Pharmaceuticals Change in Control Severance Plan for Certain U.S. Officers and Executives (Amended May 1, 2014).
10.6	Mallinckrodt Pharmaceuticals Severance Plan for U.S. Officers and Executives (Amended May 1, 2014).
10.7
Credit Agreement, dated as of March 19, 2014, by and among Mallinckrodt plc, Mallinckrodt International Finance S.A., Mallinckrodt CB LLC, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit (b)(3) of the Company's Schedule TO/A filed March 19, 2014).

10.8
Support Agreement, dated as of April 23, 2014, by and between Mallinckrodt plc, Paulson & Co. Inc. and all funds and accounts managed by Paulson & Co. Inc. or any of its affiliates (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 24, 2014).

10.9
IV APAP Agreement (U.S. and Canada), dated as of February 21, 2006, by and between Cadence Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.11 to Amendment No. 2 of Cadence Pharmaceuticals, Inc.'s Registration Statement on Form S-1 filed September 25, 2006).

10.10
License Agreement, dated as of December 23, 2002, by and among SCR Pharmatop and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.12 to Amendment No. 2 of Cadence Pharmaceuticals, Inc.'s Registration Statement on Form S-1 filed September 25, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended March 28, 2014 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh Senior Vice President and Chief Financial Officer (principal financial officer)

Date: May 8, 2014