Form 10-Q
period 2014-12-26
Mallinckrodt plc
filed 2015-02-03
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2014

or

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
Ordinary shares, $0.20 par value - 116,482,356 shares as of January 30, 2015

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended
	December 26, 2014	December 27, 2013
Net sales	$866.3	$540.2
Cost of sales	427.6	284.6
Gross profit	438.7	255.6

Selling, general and administrative expenses	262.5	146.2
Research and development expenses	42.4	39.0
Separation costs	—	2.2
Restructuring charges, net	7.2	8.0
Gains on divestiture and license	(0.8)	(12.9)
Operating income	127.4	73.1

Interest expense	(48.8)	(9.8)
Interest income	0.1	0.3
Other income (expense), net	4.1	(0.6)
Income from continuing operations before income taxes	82.8	63.0

(Benefit) provision for income taxes	(9.3)	16.6
Income from continuing operations	92.1	46.4

Income (loss) from discontinued operations, net of income taxes	0.6	(0.8)

Net income	$92.7	$45.6

Basic earnings (loss) per share (Note 7):
Income from continuing operations	$0.79	$0.80
Income (loss) from discontinued operations	0.01	(0.01)
Net income	$0.80	$0.79

Basic weighted-average shares outstanding	114.8	57.8

Diluted earnings (loss) per share (Note 7):
Income from continuing operations	$0.78	$0.79
Income (loss) from discontinued operations	0.01	(0.01)
Net income	$0.79	$0.78

Diluted weighted-average shares outstanding	116.3	58.4

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	December 26, 2014	December 27, 2013
Net income	$92.7	$45.6
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(22.4)	0.4
Unrecognized gain on derivatives, net of $- and ($0.1) tax	0.1	0.1
Unrecognized gain (loss) on benefit plans, net of ($0.5) and $0.1 tax	1.0	(0.3)
Total other comprehensive (loss) income, net of tax	(21.3)	0.2
Comprehensive income	$71.4	$45.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 26, 2014	September 26, 2014
Assets
Current Assets:
Cash and cash equivalents	$899.0	$707.8
Accounts receivable, less allowance for doubtful accounts of $9.1 and $6.6	508.5	545.6
Inventories	369.3	396.6
Deferred income taxes	146.4	165.2
Prepaid expenses and other current assets	141.8	255.8
Total current assets	2,065.0	2,071.0
Property, plant and equipment, net	945.6	949.2
Goodwill	2,413.7	2,401.9
Intangible assets, net	6,984.9	7,112.2
Other assets	364.4	330.5
Total Assets	$12,773.6	$12,864.8

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$22.9	$21.2
Accounts payable	122.4	128.7
Accrued payroll and payroll-related costs	44.8	125.1
Accrued royalties	69.0	68.0
Accrued and other current liabilities	505.9	561.8
Total current liabilities	765.0	904.8
Long-term debt	3,942.2	3,951.5
Pension and postretirement benefits	116.2	119.1
Environmental liabilities	62.0	59.9
Deferred income taxes	2,344.1	2,398.6
Other income tax liabilities	120.3	122.6
Other liabilities	352.0	350.3
Total Liabilities	7,701.8	7,906.8
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 116,574,458 and 116,160,353 issued; 116,223,321 and 115,929,588 outstanding	23.3	23.2
Ordinary shares held in treasury at cost, 351,137 and 230,765	(28.1)	(17.5)
Additional paid-in capital	5,225.3	5,172.4
Retained earnings	(193.1)	(285.8)
Accumulated other comprehensive income	44.4	65.7
Total Shareholders' Equity	5,071.8	4,958.0
Total Liabilities and Shareholders' Equity	$12,773.6	$12,864.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	December 26, 2014	December 27, 2013
Cash Flows From Operating Activities:
Net income	$92.7	$45.6
(Income) loss from discontinued operations, net of income taxes	(0.6)	0.8
Income from continuing operations	92.1	46.4
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	150.6	35.1
Share-based compensation	35.4	3.3
Deferred income taxes	(69.7)	15.0
Other non-cash items	(10.3)	(3.8)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	28.1	4.9
Inventories	22.6	(33.2)
Accounts payable	(5.9)	21.3
Income taxes	71.0	(8.3)
Other	(97.1)	(58.6)
Net cash provided by operating activities	216.8	22.1
Cash Flows From Investing Activities:
Capital expenditures	(22.3)	(21.7)
Restricted cash	0.4	4.1
Other	1.0	5.0
Net cash used in investing activities	(20.9)	(12.6)
Cash Flows From Financing Activities:
Repayment of external debt and capital leases	(7.8)	(0.3)
Excess tax benefit from share-based compensation	8.9	1.3
Proceeds from exercise of share options	8.7	4.2
Repurchase of shares	(10.6)	(0.9)
Other	—	(0.1)
Net cash (used in) provided by financing activities	(0.8)	4.2
Effect of currency rate changes on cash	(3.9)	(1.4)
Net increase in cash and cash equivalents	191.2	12.3
Cash and cash equivalents at beginning of period	707.8	275.5
Cash and cash equivalents at end of period	$899.0	$287.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at September 26, 2014	116.2	$23.2	0.2	$(17.5)	$5,172.4	$(285.8)	$65.7	$4,958.0
Net income	—	—	—	—	—	92.7	—	92.7
Currency translation adjustments	—	—	—	—	—	—	(22.4)	(22.4)
Change in derivatives, net of tax	—	—	—	—	—	—	0.1	0.1
Minimum pension liability, net of tax	—	—	—	—	—	—	1.0	1.0
Share options exercised	0.3	0.1	—	—	8.6	—	—	8.7
Vesting of restricted shares	0.1	—	—	—	—	—	—	—
Excess tax benefit from share-based compensation	—	—	—	—	8.9	—	—	8.9
Share-based compensation	—	—	—	—	35.4	—	—	35.4
Repurchase of shares	—	—	0.2	(10.6)	—	—	—	(10.6)
Balance at December 26, 2014	116.6	$23.3	0.4	$(28.1)	$5,225.3	$(193.1)	$44.4	$5,071.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc, and its subsidiaries (collectively, "Mallinckrodt" or "the Company"), is a global specialty biopharmaceutical and medical imaging business that develops, manufactures, markets and distributes specialty pharmaceutical and biopharmaceutical products and medical imaging agents. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology and pulmonology), along with pain and attention-deficit hyperactivity disorder for prescription by physicians based in offices, hospitals and ambulatory care centers. The Company also supports the diagnosis of disease with nuclear medicine and contrast imaging agents. Its products are found in almost every hospital, standalone diagnostic imaging center or pharmacy in the United States ("U.S.") and the Company has a commercial presence in approximately 65 countries. The Company believes its experience in the acquisition and management of highly regulated raw materials; deep regulatory expertise; and specialized chemistry, formulation and manufacturing capabilities have created compelling competitive advantages that it anticipates will sustain future revenue growth.
During the first quarter of fiscal 2015, the integration of Questcor Pharmaceuticals, Inc. ("Questcor") was substantially completed. With this, and given the increased significance of the Specialty Brands business to the Company's results and the expected long-term growth of this business as compared to the Specialty Generics business, the Company has changed its reportable segments. The Company now presents the Specialty Brands and Specialty Generics businesses as reportable segments, along with the continued presentation of Global Medical Imaging as a reportable segment. The Company historically presented the Specialty Brands and Specialty Generics businesses within the Specialty Pharmaceuticals segment. Prior year amounts have been recast to conform to current presentation. The three reportable segments are further described below:

•	Specialty Brands produces and markets branded pharmaceuticals and biopharmaceuticals;

•
Specialty Generics produces specialty generic pharmaceuticals and active pharmaceutical ingredients ("API") consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Global Medical Imaging manufactures and markets contrast media and delivery systems ("CMDS") and radiopharmaceuticals (nuclear medicine).

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which they own or control more than fifty percent of the voting shares, or have the ability to control through similar rights. The results of entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. Divestitures of product lines not representing businesses have been reflected in operating income. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated and combined financial statements included in its Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("the SEC") on November 24, 2014.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of September. The first fiscal quarters of 2015 and 2014 ended on December 26, 2014 and December 27, 2013, respectively. Unless otherwise indicated, the three months ended December 26, 2014 refers to the thirteen week period ended December 26, 2014 and the three months ended December 27, 2013 refers to the thirteen week period ended December 27, 2013. Fiscal 2014 consisted of 52 weeks and ended on September 26, 2014.

2.	Recently Issued Accounting Standards
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date," in February 2013. This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. An entity is required to measure those obligations as the sum of the amount the entity has agreed to pay on the basis of its arrangement among its co-obligors, and any additional amounts it expects to pay on behalf of its co-obligors. The guidance also requires the entity to disclose the nature and amount of those obligations. The guidance was effective for the Company in the first quarter of fiscal 2015. The adoption did not have a material impact to the Company's financial condition, results of operations and cash flows.
FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," in July 2013. This update provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, to eliminate diversity in practice in the presentation of unrecognized tax benefits in those instances. Except in certain circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This guidance was effective for the Company in the first quarter of fiscal 2015. The adoption did not have a material impact to the Company's financial condition, results of operations and cash flows.
FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," in April 2014. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for the Company in the first quarter of fiscal 2016, with early adoption permitted. The Company has not had any recent significant disposals. The Company will assess the impact of the pronouncement to prospective disposals, if applicable, for potential disclosures in future filings and may consider early adoption of the guidance.
FASB issued ASU 2014-09, "Revenue from Contracts with Customers," in May 2014. The issuance of ASU 2014-09 and International Financial Reporting Standards ("IFRS") 15, "Revenue from Contracts with Customers," completes the joint effort by FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and IFRS. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance is effective for the Company in the first quarter of fiscal 2018. Early adoption is not permitted for public companies. The Company continues to assess the potential impact of the guidance.

3.	License of Intellectual Property
The Company was involved in patent disputes with a counterparty relating to certain intellectual property relevant to extended-release oxymorphone. In December 2013, the counterparty agreed to pay the Company an upfront cash payment of $4.0 million and contractually obligated future payments of $8.0 million through July 2018, in exchange for the withdrawal of all claims associated with the intellectual property and a license to utilize the Company's intellectual property. The Company completed the earnings process associated with the agreement and recorded an $11.7 million gain, included within gains on divestiture and license, during the three months ended December 27, 2013.

4.	Acquisitions and License Agreements
Business Acquisitions
Questcor Pharmaceuticals
On August 14, 2014, the Company acquired all of the outstanding common stock of Questcor, a biopharmaceutical company, for total consideration of approximately $5.9 billion, comprised of cash consideration of $30.00 per share, 0.897 ordinary shares of the Company for each share of Questcor common stock owned and the portion of outstanding equity awards deemed to have been earned as of August 14, 2014 ("the Questcor Acquisition"). The acquisition was funded through an issuance of approximately 57 million ordinary shares, proceeds from the issuance of $900.0 million aggregate principle of senior unsecured notes, proceeds from the issuance of $700.0 million senior secured term loan facility, $150.0 million of cash from a receivable securitization program, as further discussed in Note 11, and cash on hand. H.P. Acthar® Gel (repository corticotropin injection) ("Acthar"), Questcor's primary product, is focused on the treatment of patients with serious, difficult-to-treat autoimmune and rare diseases. Acthar is an injectable drug that is approved by the U.S. Food and Drug Administration ("FDA") for use in 19 indications, including the currently marketed areas of neurology, rheumatology, nephrology and pulmonology. As part of the acquisition, the Company also acquired BioVectra, Inc. ("BioVectra"), a specialty contract manufacturer that provides services to the global pharmaceuticals and biotechnology industry.

Cadence Pharmaceuticals
On March 19, 2014, the Company acquired all of the outstanding common stock of Cadence Pharmaceuticals, Inc. ("Cadence"), a biopharmaceutical company focused on commercializing products principally for use in the hospital setting, for total consideration of $14.00 per share in cash, or approximately $1.3 billion ("the Cadence Acquisition"). The acquisition was primarily funded through a $1.3 billion senior secured term loan credit facility, as further discussed in Note 11. Cadence's sole product, OFIRMEV® (acetaminophen) injection ("Ofirmev"), is a proprietary intravenous formulation of acetaminophen for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever. The Cadence Acquisition added a growth product to the Specialty Brands segment and provides the Company an opportunity to expand its reach into the adjacent hospital market, in which Cadence had established a presence.

Fair Value Allocation
The following amounts represent the preliminary allocation of the fair value of the identifiable assets acquired and liabilities assumed for the Questcor Acquisition, including preliminary goodwill and intangible assets, and the related deferred tax balances. The Company expects to complete its valuation analysis and finalize deferred tax balances as of the acquisition date no later than twelve months from the date of the Questcor Acquisition. The changes in the purchase price allocation and preliminary goodwill based on the final valuation may include, but are not limited to, the impact of state tax rates in determining the deferred tax balances. During the three months ended December 26, 2014, there were adjustments to the purchase price allocation primarily related to the ongoing evaluation of U.S. state tax balances. The following also presents the final allocation of the fair value of the identifiable assets acquired and liabilities assumed for the Cadence Acquisition. There were no measurement period adjustments recognized during the three months ended December 26, 2014 that would amend the previously disclosed preliminary purchase price allocation for the Cadence Acquisition.

	Questcor	Cadence
Cash and cash equivalents	$445.1	$43.2
Inventory	67.9	21.0
Intangible assets	5,601.1	1,300.0
Goodwill	1,783.3	318.1
Other assets, current and non-current (1)	274.3	18.0
Total assets acquired	8,171.7	1,700.3
Current liabilities (2)	157.1	60.1
Unpaid purchase consideration (current)	128.8	—
Other liabilities (non-current) (2)	184.8	18.7
Deferred tax liabilities, net (non-current)	1,914.5	292.3
Total liabilities assumed	2,385.2	371.1
Net assets acquired	$5,786.5	$1,329.2

(1)	This amount includes $87.3 million and $14.7 million of accounts receivable for the Questcor Acquisition and the Cadence Acquisition, respectively, which is also the gross contractual value.

(2)	These amounts include $30.0 million of pre-existing Cadence debt, which the Company repaid upon completion of the Cadence Acquisition.

The following reconciles the total consideration to net assets acquired:

	Questcor	Cadence
Total consideration, net of cash	$5,470.2	$1,286.0
Plus: cash assumed in acquisition	445.1	43.2
Total consideration	5,915.3	1,329.2
Less: unpaid purchase consideration	(128.8)	—
Net assets acquired	$5,786.5	$1,329.2

Intangible assets acquired consist of the following:

Questcor	Amount	Amortization Period
Completed technology	$5,343.3	18 years
Trademark	5.2	13 years
Customer relationships	34.3	12 years
In-process research and development	218.3	Non-Amortizable
	$5,601.1

The completed technology intangible asset relates to Acthar. The trademark and customer relationship intangible assets relate to BioVectra. The in-process research and development ("IPR&D") relates to the development of Synacthen®, a synthetic pharmaceutical product. The fair values of the intangible assets were determined using the income approach, which is a valuation technique that provides an estimate of the fair value of the asset based on market participant expectations of the cash flows an asset would generate. The cash flows were discounted at various discount rates commensurate with the level of risk associated with each asset or their projected cash flows. Completed technology, customer relationships, trademark and IPR&D intangibles utilized discount rates of 14.5%, 10.0%, 10.0% and 16.0%, respectively. The IPR&D discount rate was developed after assigning a probability of success to achieving the projected cash flows based on the current stage of development, inherent uncertainty in the FDA approval process and risks associated with commercialization of a new product. Based on the Company's preliminary estimate, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce, anticipated synergies and the tax status of the transaction. The goodwill is not deductible for U.S. income tax purposes. The majority of the assets acquired are included within the Company's Specialty Brands segment.

Cadence	Amount	Amortization Period
Completed technology	$1,300.0	8 years

The completed technology intangible asset relates to Ofirmev, the rights to which have been in-licensed from Bristol-Myers Squibb Company ("BMS"). The fair value of the intangible asset was determined using the income approach and the cash flows were discounted at a 13.0% rate. For more information on the BMS license agreement, refer to "License Agreement" below. The excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce, anticipated synergies and the tax status of the transaction. The goodwill is not deductible for U.S. income tax purposes. All assets acquired are included within the Company's Specialty Brands segment.

Financial Results
The amount of net sales and earnings included in the Company's results for the three months ended December 26, 2014 were as follows:

Net sales
Questcor	$287.8
Cadence	71.4
$359.2
Operating income (loss)
Questcor	$81.2
Cadence	(9.3)
$71.9

The amount of amortization on acquired intangible assets included within operating income (loss) for the three months ended December 26, 2014 was as follows:

Intangible asset amortization
Questcor	$75.4
Cadence	40.6
$116.0

During the three months ended December 26, 2014, the Company recognized $30.8 million of expense, included in cost of sales, primarily associated with fair value adjustments of acquired inventory. Acquisition-related costs recognized during the three months ended December 26, 2014 were immaterial.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents a summary of the combined results of operations for the periods indicated as if the Questcor Acquisition and the Cadence Acquisition had been completed as of September 29, 2012. The pro forma financial information is based on the historical financial information for the Company, Questcor and Cadence, along with certain pro forma adjustments. These pro forma adjustments consist primarily of:

•	increased amortization expense related to the intangible assets acquired in the acquisitions;

•
increased interest expense to reflect the fixed-rate senior unsecured notes and variable-rate term loan entered into in connection with the Questcor Acquisition (utilizing the interest rate in effect at the acquisition date of 3.50%) and the variable-rate term loan and revolving credit facility entered into in connection with the Cadence Acquisition (utilizing the interest rate in effect at the acquisition date of 3.50%), including interest and amortization of deferred financing costs and original issue discount; and

•	the related income tax effects.

The following unaudited pro forma financial information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed date, nor is it necessarily an indication of future operating results. In addition, the unaudited pro forma financial information does not reflect the cost of any integration activities, benefits from any synergies that may be derived from the acquisitions or revenue growth that may be anticipated.

Three Months Ended December 27, 2013
Net sales	$818.4
Net income	61.2

Basic earnings per share	$0.54
Diluted earnings per share	0.53

License Agreement
Bristol-Myers Squibb
As part of the Cadence Acquisition, the Company acquired the exclusive development and commercialization rights to Ofirmev in the U.S. and Canada, as well as the rights to the patents and technology, which were originally in-licensed by Cadence from BMS in March 2006. BMS sublicensed these rights to Cadence under a license agreement with SCR Pharmatop S.A. ("Pharmatop"), and the Company has the right to grant sublicenses to third parties. Under this license agreement, the Company may be obligated to make future milestone payments of up to $25.0 million upon the achievement of certain levels of net sales, of which $10.0 million was accrued within accounts payable as of December 26, 2014. In addition, the Company is obligated to pay royalties on sales of the product. During the three months ended December 26, 2014, the Company paid royalties of $10.1 million.

5.	Restructuring and Related Charges
During fiscal 2013, the Company launched a restructuring program designed to improve its cost structure ("the 2013 Mallinckrodt Program"). The 2013 Mallinckrodt Program includes actions across all segments, as well as within corporate functions. The Company expects to incur charges of $100.0 million to $125.0 million under this program as the specific actions required to execute on these initiatives are identified and approved, most of which are expected to be incurred by the end of fiscal 2016. In addition to the 2013 Mallinckrodt Program, the Company has taken restructuring actions to generate synergies from its fiscal 2014 acquisitions.
Net restructuring and related charges by segment were as follows:

	Three Months Ended
	December 26, 2014	December 27, 2013
Specialty Brands	$14.2	$—
Specialty Generics	—	—
Global Medical Imaging	(7.3)	8.1
Corporate	0.4	—
Restructuring and related charges, net	7.3	8.1
Less: accelerated depreciation	(0.1)	(0.1)
Restructuring charges, net	$7.2	$8.0

Net restructuring and related charges were comprised of the following:

	Three Months Ended
	December 26, 2014	December 27, 2013
2013 Mallinckrodt Program	$(4.9)	$8.3
Acquisitions	12.2	—
Other	—	(0.2)
Total	7.3	8.1
Less: non-cash charges, including accelerated share-based compensation expense	(6.9)	(0.1)
Total charges expected to be settled in cash	$0.4	$8.0

Non-cash charges during the three months ended December 26, 2014 included $6.8 million of accelerated share-based compensation expense related to employee terminations, primarily related to the Questcor Acquisition.

The following table summarizes cash activity for restructuring reserves, substantially all of which are related to employee severance and benefits:

	2013 Mallinckrodt Program	Acquisitions	Other	Total
Balance at September 26, 2014	$26.6	$7.9	$0.4	$34.9
Charges	2.5	6.3	—	8.8
Changes in estimate	(7.5)	(0.9)	—	(8.4)
Cash payments	(8.4)	(6.3)	(0.1)	(14.8)
Currency translation	(0.4)	—	—	(0.4)
Balance at December 26, 2014	$12.8	$7.0	$0.3	$20.1

Net restructuring and related charges, including associated asset impairments, incurred cumulative-to-date related to the 2013 Mallinckrodt Program were as follows:

Specialty Brands	$3.0
Specialty Generics	11.5
Global Medical Imaging	64.3
Corporate	5.7
$84.5

Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

6.	Income Taxes
The Company recognized an income tax benefit of $9.3 million on income from continuing operations before income taxes of $82.8 million for the three months ended December 26, 2014 and income tax expense of $16.6 million on income from continuing operations before income taxes of $63.0 million for the three months ended December 27, 2013. This resulted in effective tax rates of negative 11.2% and 26.3% for the three months ended December 26, 2014 and December 27, 2013, respectively.
The decrease in the effective tax rate for the three months ended December 26, 2014, as compared with the three months ended December 27, 2013, is predominately attributable to the deferred tax benefit of the amortization of acquired intangible assets and an increase to the rate difference between non-U.S. and U.S. tax jurisdictions following recent acquisitions, which includes the tax impacts of acquisition financing and the integration of the acquired intangible property into the Company's legal entity structure. As a part of the Cadence integration, the Company entered into an internal installment sale transaction during the year ended September 26, 2014. As a part of the Questcor integration, the Company entered into an internal installment sale transaction during the three months ended December 26, 2014. The Questcor internal installment sale transaction resulted in a decrease of $1,488.7 million to the deferred tax liability associated with the Acthar intangible asset, a $1,515.9 million increase to the deferred tax liability associated with an installment sale note receivable, a $25.3 million increase to deferred tax charge and a $1.9 million increase to prepaid taxes.
The Company has refined its acquisition accounting estimate associated with the measurement of its acquired Questcor net deferred tax liabilities, resulting in an increase to the acquired net deferred tax liabilities from $1,900.7 million to $1,914.5 million. The adjustment predominately relates to the ongoing evaluation of the U.S. state taxation of the acquired business.
Income taxes included within prepaid expenses and other current assets have decreased by $54.3 million, predominately due to a reduction to the $60.0 million fiscal year 2014 tax receivable associated with the Questcor Acquisition having been realized through a cash tax refund of $20.0 million, and the remainder having been realized to satisfy operational income tax obligations attributable to the three months ended December 26, 2014. Similarly, current deferred tax assets have decreased by $18.8 million, predominately attributable to the utilization of U.S. net operating losses from the fiscal year ended September 26, 2014.

The Company's unrecognized tax benefits, excluding interest, totaled $83.9 million at December 26, 2014 and $82.0 million at September 26, 2014. The net increase of $1.9 million primarily resulted from increases to prior period tax positions of $0.3 million and current year activity of $3.3 million, partially offset by reductions to unrecognized tax benefits as a result of settlements of $0.9 million and the lapse of the applicable statutes of limitation of $0.8 million. If favorably settled, the $83.9 million of unrecognized tax benefits at December 26, 2014 would benefit the effective tax rate. The total amount of accrued interest related to these obligations was $44.3 million at December 26, 2014 and $45.1 million at September 26, 2014.
It is reasonably possible that within the next twelve months, as a result of the resolution of various federal, state and foreign examinations and appeals and the expiration of various statutes of limitation, the unrecognized tax benefits will decrease by up to $29.1 million and the amount of interest and penalties will decrease by up to $17.0 million.

7.	Earnings (Loss) per Share
Beginning in the fourth quarter of fiscal 2014, basic earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation that determines earnings per share for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company's restricted stock awards, issued in conjunction with the Questcor Acquisition in August 2014, are considered participating securities as holders are entitled to receive non-forfeitable dividends during the vesting term. Diluted earnings per share includes securities that could potentially dilute basic earnings per share during a reporting period, for which the Company includes all share-based compensation awards other than participating securities. Dilutive securities, including participating securities, are not included in the computation of loss per share when the Company reports a net loss from continuing operations as the impact would be anti-dilutive.
Prior to the fourth quarter of fiscal 2014, basic earnings (loss) per share was computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings (loss) per share was computed using the weighted-average shares outstanding and, if dilutive, potential ordinary shares outstanding during the period. Potential ordinary shares represented the incremental ordinary shares issuable for restricted share units and share option exercises. The Company calculated the dilutive effect of outstanding restricted share units and share options on earnings (loss) per share by application of the treasury stock method.

	Three Months Ended
	December 26, 2014	December 27, 2013
Earnings (loss) per share numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$92.1	$46.4
Less: earnings allocated to participating securities	1.0	—
Income from continuing operations attributable to common shareholders, after earnings allocated to participating securities	91.1	46.4
Income (loss) from discontinued operations	0.6	(0.8)
Less: earnings from discontinued operations allocated to participating securities	—	—
Income (loss) from discontinued operations attributable to common shareholders, after allocation of earnings to participating securities	0.6	(0.8)
Net income attributable to common shareholders, after allocation of earnings to participating securities	$91.7	$45.6
Earnings (loss) per share denominator:
Weighted-average shares outstanding - basic	114.8	57.8
Impact of dilutive securities	1.5	0.6
Weighted-average shares outstanding - diluted	116.3	58.4
Basic earnings (loss) per share attributable to common shareholders
Income from continuing operations	$0.79	$0.80
Income (loss) from discontinued operations	0.01	(0.01)
Net income attributable to common shareholders	$0.80	$0.79
Diluted earnings (loss) per share attributable to common shareholders
Income from continuing operations	$0.78	$0.79
Income (loss) from discontinued operations	0.01	(0.01)
Net income attributable to common shareholders	$0.79	$0.78

There were no anti-dilutive equity awards excluded from the computation of diluted earnings per share for the three months ended December 26, 2014. An immaterial amount of equity awards were excluded from the computation of diluted earnings per share for the three months ended December 27, 2013 because the effect of which would have been anti-dilutive.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	December 26, 2014	September 26, 2014
Raw materials and supplies	$78.9	$73.6
Work in process	189.0	212.1
Finished goods	101.4	110.9
	$369.3	$396.6

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	December 26, 2014	September 26, 2014
Property, plant and equipment, gross	$1,899.0	$1,888.4
Less: accumulated depreciation	(953.4)	(939.2)
Property, plant and equipment, net	$945.6	$949.2

Depreciation expense for property, plant and equipment was $25.1 million and $26.3 million during the three months ended December 26, 2014 and December 27, 2013, respectively. Depreciation expense included depreciation on demonstration equipment of $0.4 million and $1.1 million for the three months ended December 26, 2014 and December 27, 2013, respectively. Demonstration equipment was included within other assets on the unaudited condensed consolidated balance sheets.

10.	Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of goodwill by segment at the end of each period were as follows:

	December 26, 2014		September 26, 2014
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$2,206.7	$—	$2,194.9	$—
Specialty Generics	207.0	—	207.0	—
Global Medical Imaging	219.7	(219.7)	219.7	(219.7)
Total	$2,633.4	$(219.7)	$2,621.6	$(219.7)

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	December 26, 2014		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$7,040.1	$459.1	$7,040.1	$339.7
Licenses	185.1	90.4	185.1	87.3
Customer relationships	32.2	1.7	33.8	0.6
Trademarks	12.8	4.3	13.0	4.1
Other	6.7	6.7	6.7	5.0
Total	$7,276.9	$562.2	$7,278.7	$436.7
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	235.2		235.2
Total	$270.2		$270.2

Intangible asset amortization expense was $125.5 million and $8.8 million during the three months ended December 26, 2014 and December 27, 2013, respectively. The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of fiscal 2015	$371.1
Fiscal 2016	494.5
Fiscal 2017	492.6
Fiscal 2018	483.6
Fiscal 2019	483.2

11.	Debt
Debt was comprised of the following at the end of each period:

	December 26, 2014	September 26, 2014
Current maturities of long-term debt:
2.85% term loan due April 2016	$0.4	$0.4
Term loans due March 2021	19.9	18.2
4.00% term loan due February 2022	1.2	1.2
Capital lease obligation	1.4	1.4
Total current debt	22.9	21.2
Long-term debt:
Variable-rate receivable securitization	150.0	150.0
2.85% term loan due April 2016	2.5	2.7
3.50% notes due April 2018	300.0	300.0
Term loans due March 2021	1,967.4	1,972.1
4.00% term loan due February 2022	8.8	9.6
9.50% debentures due May 2022	10.4	10.4
5.75% notes due August 2022	900.0	900.0
8.00% debentures due March 2023	4.7	8.0
4.75% notes due April 2023	598.4	598.3
Capital lease obligation	—	0.4
Total long-term debt	3,942.2	3,951.5
Total debt	$3,965.1	$3,972.7

In April 2013, Mallinckrodt International Finance S.A. ("MIFSA"), a subsidiary of the Company, issued and sold in a private placement $300.0 million aggregate principal amount of 3.50% senior unsecured notes due April 2018 and $600.0 million aggregate principal amount of 4.75% senior unsecured notes due April 2023 (collectively, "the Notes"). The Notes are subject to an indenture which contains customary affirmative and negative covenants. Mallinckrodt plc has fully and unconditionally guaranteed the Notes on an unsecured and unsubordinated basis. MIFSA pays interest on the Notes semiannually in arrears on April 15 and October 15 of each year.
In March 2014, in connection with the Cadence Acquisition, MIFSA and Mallinckrodt CB LLC ("MCB"), each a wholly-owned subsidiary of the Company, entered into senior secured credit facilities consisting of a $1.3 billion term loan facility due 2021 ("the Term Loan") and a $250.0 million revolving credit facility due 2019 ("the Revolver") (collectively, "the Facilities"). The Facilities are fully and unconditionally guaranteed by Mallinckrodt plc, certain of its direct or indirect wholly-owned U.S. subsidiaries and each of its direct or indirect wholly-owned subsidiaries that owns directly or indirectly any such wholly-owned U.S. subsidiary (collectively, "the Guarantors"). The Facilities contain customary affirmative and negative covenants and are secured by a security interest in certain assets of MIFSA, MCB and the Guarantors. The Facilities bear interest at LIBOR plus a margin based on the Company's total net leverage ratio, and the Term Loan is subject to a minimum LIBOR level of 0.75%. Interest payment dates are variable based on the LIBOR rate utilized, but the Company generally expects interest to be payable every 90 days. The Term Loan requires quarterly principal amortization payments in an amount equal to 0.25% of the original principal amount of the Term Loan payable on the last day of each calendar quarter, which commenced June 30, 2014, with the remaining balance payable on the due date, March 19, 2021. The Company incurred an original issue discount of 0.25%, or $3.3 million, associated with the Term Loan, of which $2.9 million remained as of December 26, 2014. The Revolver contains a $150.0 million letter of credit provision, of which none had been issued as of December 26, 2014. The fee applied to outstanding letters of credit is based on the interest rate applied to borrowings. As of December 26, 2014, the applicable interest rate on outstanding borrowings under the Revolver would have been approximately 3.00%; however, there were no outstanding borrowings. As of December 26, 2014, the applicable interest rate for the Term Loan was 3.25% and outstanding borrowings totaled approximately $1.3 billion.
In July 2014, Mallinckrodt Securitization S.À.R.L. ("Mallinckrodt Securitization"), a wholly-owned special purpose subsidiary of the Company, entered into a $160.0 million accounts receivable securitization facility that matures in July 2017 ("the Receivable Securitization"). Mallinckrodt Securitization may, from time to time, obtain up to $160.0 million in third-party borrowings secured by certain receivables, which may be increased to $300.0 million upon approval of the third-party lenders, subject to certain conditions. The Receivable Securitization agreements contain customary representations, warranties and affirmative and negative covenants. Loans under the Receivable Securitization bear interest (including facility fees) at a rate equal to one-month LIBOR plus a margin of 0.80%, and are repaid as the secured receivables are collected. As of December 26, 2014, the applicable interest rate on outstanding borrowings under the Receivable Securitization was 0.96% and outstanding borrowings totaled $150.0 million.
In August 2014, MIFSA and MCB issued $900.0 million aggregate principal amount of 5.75% senior unsecured notes due August 1, 2022 ("the 2022 Notes"). The 2022 Notes are guaranteed on an unsecured basis by certain of MIFSA's subsidiaries and are subject to an indenture that contains certain customary covenants and events of default. The indenture also allows for early redemption under certain circumstances. MIFSA will pay interest on the 2022 Notes semiannually in arrears on February 1 and August 1 of each year, which commenced on February 1, 2015.
In August 2014, MIFSA and MCB entered into a $700.0 million senior secured term loan facility ("the New Term Loan"). The New Term Loan is an incremental tranche under the credit agreement governing the Facilities entered into in March 2014, and has substantially similar terms to the Term Loan (other than pricing), including the determination of interest rates and quarterly principal amortization payments equal to 0.25% of the original principal amount of the New Term Loan. The quarterly principal payments commenced on December 31, 2014, with the remaining balance payable on the due date of March 19, 2021. Mallinckrodt plc and its subsidiaries (other than MIFSA, MCB and the subsidiaries of MIFSA that guarantee the Facilities) will not guarantee the New Term Loan, and the New Term Loan will not be secured by the assets of such entities. The New Term Loan bears interest under substantially similar terms of the Term Loan, including the use of LIBOR rates with a minimum floor, except that the margin applied to LIBOR is not dependent upon the Company's total net leverage ratio. At December 26, 2014, the applicable interest rate for the New Term Loan was 3.50% and outstanding borrowings totaled $700.0 million.
As of December 26, 2014, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

12.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended
	December 26, 2014	December 27, 2013
Service cost	$1.2	$1.3
Interest cost	4.5	4.9
Expected return on plan assets	(5.8)	(6.1)
Amortization of net actuarial loss	2.3	2.1
Amortization of prior service (credit) cost	(0.2)	(0.1)
Net periodic benefit cost	$2.0	$2.1

The net periodic benefit credit for the Company's postretirement benefit plans for the three months ended December 26, 2014 and December 27, 2013 was $0.5 million and $1.8 million, respectively. The components of the credit were not material.
Net periodic benefit cost (credit) for the Company's defined benefit pension plans and postretirement benefit plans is included within cost of sales and selling, general and administrative expenses on the unaudited condensed consolidated statements of income.
The Company does not anticipate making material involuntary contributions in fiscal 2015, but may elect to make voluntary contributions to its defined benefit pension plans or its postretirement benefit plans during fiscal 2015.

13.	Accumulated Other Comprehensive Income
The following summarizes the components of accumulated other comprehensive income for the three months ended December 26, 2014 and December 27, 2013:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 26, 2014	$131.0	$(6.8)	$(58.5)	$65.7
Other comprehensive (loss) income before reclassifications	(22.4)	—	0.3	(22.1)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.7	0.8
Net current period other comprehensive (loss) income	(22.4)	0.1	1.0	(21.3)
Balance at December 26, 2014	$108.6	$(6.7)	$(57.5)	$44.4

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 27, 2013	$158.6	$(7.3)	$(42.8)	$108.5
Other comprehensive income before reclassifications	0.4	—	—	0.4
Amounts reclassified from accumulated other comprehensive income	—	0.1	(0.3)	(0.2)
Net current period other comprehensive income (loss)	0.4	0.1	(0.3)	0.2
Balance at December 27, 2013	$159.0	$(7.2)	$(43.1)	$108.7

The following summarizes reclassifications out of accumulated other comprehensive income for the three months ended December 26, 2014 and December 27, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended December 26, 2014	Three Months Ended December 27, 2013	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized gain on derivatives	$0.1	$0.2	Interest expense
Income tax provision	—	(0.1)	Provision for income taxes
Net of income taxes	0.1	0.1

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.3	2.1	(1)
Prior service credit	(1.1)	(2.5)	(1)
Total before tax	1.2	(0.4)
Income tax provision	(0.5)	0.1	Provision for income taxes
Net of income taxes	0.7	(0.3)

Total reclassifications for the period	$0.8	$(0.2)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

14.	Transactions with Former Parent Company
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

Sales and Purchases
During the three months ended December 26, 2014 and December 27, 2013, the Company sold inventory to Covidien in the amount of $9.2 million and $12.1 million, respectively, which is included in net sales in the unaudited condensed consolidated statements of income. The Company also purchases inventories from Covidien. The Company recognized cost of sales from these inventory purchases of $4.5 million and $10.0 million during the three months ended December 26, 2014 and December 27, 2013, respectively.

Balance Sheet Impacts
Subsequent to the Separation, the Company and Covidien maintain an ongoing relationship in which each party may provide services to the other party, including the distribution of goods. As a result of these relationships, the unaudited condensed consolidated balance sheets as of December 26, 2014 and September 26, 2014 included $17.5 million and $82.2 million, respectively, of amounts due to the Company from Covidien, within prepaid expenses and other current assets, and $20.0 million and $84.5 million, respectively, of amounts the Company owes Covidien, included within accrued and other liabilities.

Transition Services Agreement
The Company and Covidien entered into a transition services agreement in connection with the Separation pursuant to which the Company and Covidien provided each other, on an interim and transitional basis, various services including, but not limited to, treasury administration, information technology services, non-exclusive distribution and importation services for the Company's products in certain countries outside the U.S., regulatory, general and administrative services and other support services. The agreed-upon charges for such services were generally intended to allow the servicing party to recover all out-of-pocket costs and expenses, and included a predetermined profit margin. The Company terminated the transition services agreement during the three months ended December 26, 2014.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of December 26, 2014 and September 26, 2014 was $15.7 million and $16.6 million, respectively, of which $12.9 million and $13.9 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at December 26, 2014 and September 26, 2014. As of December 26, 2014, the maximum future payments the Company could be required to make under these indemnification obligations was $71.0 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million and $19.4 million remained in other assets on the unaudited condensed consolidated balance sheets at December 26, 2014 and September 26, 2014, respectively.
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
The Company is required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating its ability to fund the decommissioning of its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though the Company does not intend to close this facility. The Company has provided this financial assurance in the form of a $57.2 million surety bond.
In addition, as of December 26, 2014, the Company had a $21.1 million letter of credit to guarantee decommissioning costs associated with its Saint Louis, Missouri plant, though it does not intend to close this facility. As of December 26, 2014, the Company had various other letters of credit and guarantee and surety bonds totaling $33.2 million.
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

Governmental Proceedings
On November 30, 2011 and October 22, 2012, the Company received subpoenas from the U.S. Drug Enforcement Administration requesting production of documents relating to its suspicious order monitoring program.
On September 24, 2012, Questcor received a subpoena from the United States Attorney's Office ("the USAO") for the Eastern District of Pennsylvania for information relating to its promotional practices. Questcor has also been informed by the USAO for the Eastern District of Pennsylvania that the USAO for the Southern District of New York and the SEC are also participating in the investigation to review Questcor's promotional practices and related matters.
On June 11, 2014, Questcor received a subpoena and Civil Investigative Demand ("CID") from the Federal Trade Commission ("FTC") seeking documentary materials and information regarding the FTC's investigation into whether Questcor's acquisition of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen Depot® from Novartis AG and Novartis Pharma AG (collectively, "Novartis") violates antitrust laws.
In late November 2014, the Company received a CID from the Civil Medicaid Fraud Division of the Texas Attorney General's Office. According to the CID, the Attorney General's office is investigating the possibility of false reporting of information by the Company regarding the prices of certain of its drugs used by Texas Medicaid to establish reimbursement rates for pharmacies that dispensed the Company's drugs to Texas Medicaid recipients.
The Company is in the process of responding to each of the subpoenas and CIDs and intends to cooperate fully in each investigation.
Mallinckrodt Inc. v. U.S. Food and Drug Administration and United States of America. The Company filed a Complaint for Declaratory and Injunctive Relief in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the United States of America on November 17, 2014 for judicial review of what the Company believes is the FDA's inappropriate and unlawful reclassification of the Company's Methylphenidate HCl Extended-Release tablets USP (CII) ("Methylphenidate ER") in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("Orange Book") on November 13, 2014. In its complaint, the Company has asked the court to: issue an injunction to (a) set aside the FDA's reclassification of the Company's Methylphenidate ER products from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX) in the Orange Book and (b) prohibit the FDA from reclassifying the Company's Methylphenidate ER products in the future without following applicable legal requirements; and issue a declaratory judgment that the FDA's action reclassifying the Company's Methylphenidate ER products in the Orange Book is unlawful. The Company concurrently filed a motion with the same court requesting an expedited hearing to issue a temporary restraining order ("TRO") directing the FDA to reinstate the Orange Book AB rating for the Company's Methylphenidate ER products on a temporary basis. At a hearing held on November 25, 2014, the court denied the Company's motion for a TRO. On December 23, 2014, the FDA filed a motion to dismiss the Compliant with the district court. The Company filed its opposition to the motion to dismiss on January 9, 2015, and concurrently filed a motion for summary judgment.

Patent/Antitrust Litigation
Tyco Healthcare Group LP, et al. v. Mutual Pharmaceutical Company, Inc. In March 2007, the Company filed a patent infringement suit in the U.S. District Court for the District of New Jersey against Mutual Pharmaceutical Co., Inc., et al. (collectively, "Mutual") after Mutual submitted an Abbreviated New Drug Application ("ANDA") to the FDA seeking to sell a generic version of the Company's 7.5mg RESTORIL™ sleep aid product. Mutual also filed antitrust and unfair competition counterclaims. The patents at issue have since expired or been found invalid. On January 18, 2013, the trial court issued an opinion and order granting the Company's motion for summary judgment regarding Mutual's antitrust and unfair competition counterclaims. On May 1, 2013, Mutual appealed this decision to the U.S. Court of Appeals for the Federal Circuit and on August 6, 2014, the Federal Circuit issued a split decision, affirming the trial court in part and remanding to the trial court certain counterclaims for further proceedings. In December 2014, the Company filed a motion for summary judgment with the U.S. District Court regarding the remanded issues.

'222 and '218 Patent Litigation: Exela Pharma Sciences, LLC. In August 2011, Cadence, a subsidiary of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by Cadence, filed suit in the U.S. District Court for the District of Delaware against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc. (collectively, "Exela"), alleging that Exela infringed U.S. Patent Nos. 6,028,222 ("the '222 patent") and 6,992,218 ("the '218 patent") by submitting an ANDA to the FDA seeking to sell a generic version of Ofirmev. The filing of the lawsuit triggered a stay of FDA approval of the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the '222 and '218 patents, the entry of a settlement order or consent decree stating that the '222 and '218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Exela, or such shorter or longer period as the court may order. After a bench trial, the court ruled in favor of Cadence in November 2013 and found that Exela's ANDA infringed the '222 and '218 patents. On December 20, 2013, Excela appealed the decision and oral arguments in the appeal occurred on November 7, 2014. It is not possible at this time to predict the outcome of this appeal.
'222 and '218 Patent Litigation: InnoPharma Licensing LLC and InnoPharma, Inc. In September 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, filed suit in the U.S. District Court for the District of Delaware against InnoPharma Licensing LLC and InnoPharma, Inc. (collectively "InnoPharma") following receipt of an August 2014 notice from InnoPharma concerning its submission of a New Drug Application ("NDA"), containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev.
'222 and '218 Patent Litigation: Agila Specialties Private Limited, Inc. and Agila Specialties Inc. (a Mylan Inc. Company), (collectively "Agila"). In December 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, filed suit in the U.S. District Court for the District of Delaware against Agila following receipt of a November 2014 notice from Agila concerning its submission of a NDA containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev.
The Company intends to vigorously enforce its intellectual property rights relating to Ofirmev to prevent the marketing of infringing generic or competing products prior to the expiration of the Cadence patents. An adverse outcome in either the Exela or InnoPharma or Agila matters ultimately could result in the launch of one or more generic versions of Ofirmev before the expiration of the last of the listed patents on June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect the Company's ability to successfully maximize the value of Ofirmev and have an adverse effect on its financial condition, results of operations and cash flows.
'222 and '218 Patents: Ex Parte Reexamination. In September 2012, Exela filed with the U.S. Patent and Trademark Office ("USPTO") a Request for Ex Parte Reexamination of the '222 patent and the USPTO granted that request. The reexamination process requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third-party or the USPTO. Cadence and Pharmatop have filed, with the USPTO, a patent owner's statement commenting on the reexamination request, and thereafter the parties have made various submissions. In July 2014, a Second Final Office Action was issued by the USPTO in which certain claims were indicated to be allowable and certain claims were rejected. A subsequent amendment was filed in September 2014, but the USPTO did not enter that amendment. In October 2014, Cadence and Pharmatop filed a notice of appeal and an appeal brief is to be filed.
In addition, in January 2014, an unidentified third-party filed, with the USPTO, a Request for Ex Parte Reexamination of the '218 patent. The reexamination request was granted on March 14, 2014. In July 2014, the USPTO issued a Non-Final Office Action in the '218 reexamination in which it rejected certain claims. In September 2014, Cadence and Pharmatop filed an Amendment and Response to the Office Action.
All of the claims of the '222 and '218 patents remain valid and in force during the reexamination proceedings. Because the Company and Pharmatop believe that the scope and validity of the patent claims in these patents are appropriate and that the USPTO's prior issuances of the patents were correct, the Company, in conjunction with Pharmatop, will vigorously defend these patents. It is not possible at this time to determine with certainty whether the Company will ultimately succeed in maintaining the scope and validity of the claims of these patents during reexamination. If any of the patent claims in these patents ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to Ofirmev could be impaired, which could have a material adverse effect on the Company's financial condition, results of operations and cash flows.
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

'222 and '218 Patent Litigation Settlements. Four other similar cases involving generic and/or competing versions of Ofirmev have previously settled. In each settlement, the defendant was granted the non-exclusive right to market a generic intravenous acetaminophen product in the U.S. under its respective ANDA after December 6, 2020, or earlier under certain circumstances. In connection with those settlements, one settling party was granted the exclusive right of first refusal to negotiate an agreement with Cadence to market an authorized generic of Ofirmev in the U.S. in the event that Cadence elects to launch an authorized generic version of the product. If that settling party elects not to exercise its right of first refusal, Cadence has agreed to grant a similar right of first refusal to another settling party. As part of another settlement, Cadence entered into a supply agreement under which an affiliate of one of the settling parties will develop, manufacture and supply commercial quantities of Ofirmev to the Company if certain regulatory approvals are obtained.

Commercial and Securities Litigation
Retrophin Litigation. In January 2014, Retrophin, Inc. filed a lawsuit against Questcor in the U.S. District Court for the Central District of California, alleging a variety of federal and state antitrust violations based on Questcor's acquisition from Novartis of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen. Discovery has commenced, and the court set July 10, 2015 as the deadline for filing dispositive motions. While it is not possible at this time to determine with certainty the outcome of this investigation, the Company believes, given the information currently available, that its ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.
Glenridge Litigation. In June 2011, Glenridge Pharmaceuticals, LLC ("Glenridge"), filed a lawsuit against Questcor in the Superior Court of California, Santa Clara County, alleging that Questcor had underpaid royalties to Glenridge under a royalty agreement related to net sales of Acthar. In August 2012, Questcor filed a separate lawsuit against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of the royalty agreement. In August 2013, the lawsuits were consolidated into one case in the Superior Court of California, Santa Clara County. On October 29, 2014, the parties entered into a binding term sheet settling the lawsuit. Under the terms of the settlement, the royalty rate payable by Questcor was reduced, royalties were capped instead of being payable for so long as Acthar was sold and Questcor agreed to pay Glenridge a reduced amount in satisfaction of royalties Questcor had withheld in the course of the lawsuit.
Putative Class Action Securities Litigation. On September 26, 2012, a putative class action lawsuit was filed against Questcor and certain of its officers and directors in the U.S. District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACvl2-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased Questcor common stock between April 26, 2011 and September 21, 2012. The complaint generally alleges that Questcor and certain of its officers and directors engaged in various acts to artificially inflate the price of Questcor stock and enable insiders to profit through stock sales. The complaint asserts that Questcor and certain of its officers and directors violated sections l0(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of multiple sclerosis and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and Questcor's outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On October 1, 2013, the District Court granted in part and denied in part Questcor's motion to dismiss the consolidated amended complaint. On October 29, 2013, Questcor filed an answer to the consolidated amended complaint. Discovery is currently ongoing. The court set a jury trial for December 1, 2015.
Federal Shareholder Derivative Litigation. On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the U.S. District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action described below against the same defendants. This lawsuit has been consolidated with five subsequently-filed actions asserting similar claims under the caption: In re Questcor Shareholder Derivative Litigation, CV 12- 01716 DMG (FMOx). Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying the federal derivative action until the earlier of: (a) 60 days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) 60 days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit.
State Shareholder Derivative Litigation. On October 2, 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of Questcor against certain of its officers and directors in the Superior Court of the State of California, Orange County, captioned Monika do Valle v. Virgil D. Thompson, et al., No. 30-2012-00602258-CU-SL-CXC. The complaint asserted claims for breach of fiduciary duty, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the putative securities class action described above, as well as from allegations relating to sales of Questcor common stock by the defendants and repurchases of Questcor common stock. The complaint sought an unspecified sum of damages and equitable relief. On October 24, 2012, another alleged shareholder filed a derivative lawsuit purportedly on behalf of Questcor against certain of its officers and directors in the Superior Court of the State of California, Orange County, captioned Jones v. Bailey, et al., Case No. 30-2012-00608001-CU-MC-CXC. The suit asserted claims substantially identical to those asserted in the do Valle derivative action. On February 19, 2013, the court issued an order staying the state derivative actions until the putative federal securities class action and federal derivative actions are resolved. On May 17, 2014, the court granted plaintiffs' request for dismissal without prejudice of the Jones action. On November 18, 2014, the do Valle matter was voluntarily dismissed.
Put Options Securities Action. In March 2013, individual traders of put options filed a securities complaint in the U.S. District Court for the Central District of California captioned David Taban, et al. v. Questcor Pharmaceuticals, Inc., No. SACV13-0425. The complaint generally asserts claims against Questcor and certain of its officers and directors for violations of the Exchange Act and for state law fraud and fraudulent concealment based on allegations similar to those asserted in the putative securities class action described above. The complaint seeks compensatory and punitive damages of an unspecified amount. Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying this action until the earlier of: (a) 60 days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) 60 days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit. The case remains stayed.

Pricing Litigation
State of Utah v. Apotex Corp., et al. The Company, along with numerous other pharmaceuticals companies, is a defendant in this matter which was filed May 8, 2008, and is pending in the Third Judicial Circuit of Salt Lake County, Utah. The State of Utah alleges, generally, that the defendants reported false pricing information in connection with certain drugs that are reimbursable under Utah Medicaid, resulting in overpayment by Utah Medicaid for those drugs, and is seeking monetary damages and attorneys' fees. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them. While it is not possible at this time to determine with certainty the outcome of the case, the Company believes, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of December 26, 2014, it was probable that it would incur remedial costs in the range of $46.5 million to $108.8 million. The Company also concluded that, as of December 26, 2014, the best estimate within this range was $70.0 million, of which $8.0 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at December 26, 2014.
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

Mallinckrodt Veterinary, Inc., Millsboro, Delaware. The Company previously operated a plant in Millsboro, Delaware ("the Millsboro Site") that manufactured various animal healthcare products. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third-party near the Millsboro Site. The Company, and another former owner, assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA. The Company and another PRP have entered into two AOCs with the EPA to perform investigations to abate, mitigate or eliminate the release or threat of release of hazardous substances at the Millsboro Site and to conduct an Engineering Evaluation/Cost Analysis to characterize the nature and extent of the contamination. The Company, along with the other party, continues to conduct the studies and prepare remediation plans in accordance with the AOCs. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. The Company is named as a defendant in numerous tort complaints filed between February 2012 and October 2014 with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri. These cases allege personal injury for alleged exposure to radiological substances present in Coldwater Creek in Missouri. Plaintiffs allegedly lived in various locations in Saint Louis County, Missouri near Coldwater Creek. Radiological residues which may have been present in the creek have been remediated by the U.S. Army Corps of Engineers. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. The Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual issues to be resolved. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes, given the information currently available, that the ultimate resolution of all known claims will not have a material adverse effect on its financial condition, results of operations and cash flows.
Lower Passaic River, New Jersey. The Company and approximately 60 other companies comprise the Lower Passaic Cooperating Parties Group ("the CPG") and are parties to a May 2007 AOC with the EPA to perform a RI/FS of the 17-mile stretch known as the Lower Passaic River Study Area ("the River"). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey. In June 2007, the EPA issued a draft Focused Feasibility Study ("FFS") that considered interim remedial options for the lower 8-miles of the river, in addition to a "no action" option. As an interim step related to the 2007 AOC, the CPG voluntarily entered into an AOC on June 18, 2012 with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company's estimated costs related to the RI/FS and focused remediation at mile 10.9, based on interim allocations, are immaterial and have been accrued.
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

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is also named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of December 26, 2014, there were approximately 12,000 asbestos-related cases pending against the Company.

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

Balance at September 26, 2014	$40.8
Accretion expense	0.5
Currency translation	(1.3)
Balance at December 26, 2014	$40.0

The Company believes, given the information currently available, that any potential payment of such estimated amounts will not have a material adverse effect on its financial condition, results of operations and cash flows.

Industrial Revenue Bonds
The Company exchanged title to $27.4 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under a capital lease expiring December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten-year property tax abatement from the date the property is placed in service. Due to the right of offset, the capital lease obligation and IRB asset are recorded net in the unaudited condensed consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.

Interest Bearing Deferred Tax Obligation
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar intangible assets during the three months ended December 26, 2014. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453 the gain is considered taxable in the period in which installment payments are received. As of December 26, 2014, the Company had an aggregate $1,551.0 million of interest bearing U.S. deferred tax liabilities associated with outstanding installment notes. The U.S. Internal Revenue Service ("IRS") charges interest based on the deferred tax liability outstanding as of the end of a company's fiscal year, regardless of amounts outstanding during the fiscal year. During the three months ended December 26, 2014 the Company accrued Section 453 interest of $2.8 million, which is included within interest expense in the unaudited condensed consolidated statements of income.

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
Prior to the Separation, the Company provided and accrued for an indemnification, to the purchaser of a certain legal entity, to indemnify them for tax obligations should the tax basis of certain assets not be recognized. As of December 26, 2014, the Company had accrued $22.5 million associated with this indemnification. The Company believes that, under the terms of the agreement between the parties, this indemnification obligation may expire shortly. Should this occur, the Company will eliminate the liability and recognize a benefit within the unaudited condensed consolidated statement of income.

Acquisition-Related Litigation
Several purported class action lawsuits have been filed in February 2014 and March 2014 by purported holders of Cadence common stock in connection with the Cadence Acquisition, including in the Delaware Court of Chancery (consolidated under the caption In re Cadence Pharmaceuticals, Inc. Stockholders Litigation), and in California State Court, San Diego County (Denny v. Cadence Pharmaceuticals, Inc., et al., Militello v. Cadence Pharmaceuticals, Inc., et al., and Schuon v. Cadence Pharmaceuticals, Inc., et al.). The actions bring claims against, and generally allege that, the board of directors of Cadence breached their fiduciary duties in connection with the Cadence Acquisition by, among other things, failing to maximize shareholder value, and the Delaware and Schuon actions further allege that Cadence omitted to disclose allegedly material information in its Schedule 14D-9. The lawsuits also allege, among other things, that the Company aided and abetted the purported breaches of fiduciary duty. The lawsuits seek various forms of relief, including but not limited to, rescission of the transaction, damages and attorneys' fees and costs. On March 7, 2014, following expedited discovery, the parties in the consolidated Delaware action entered into a Memorandum of Understanding ("MOU"), which sets forth the parties' agreement in principle for a settlement of those actions. The settlement contemplated by the MOU will include, among other things, a release of all claims relating to the Cadence Acquisition as set forth in the MOU. The settlement is subject to a number of conditions, including, among other things, final court approval following notice to the class. There have been no substantive proceedings in any of the California actions. On July 29, 2014, the Militello case was voluntarily dismissed without prejudice. On September 8, 2014, the Denny case was voluntarily dismissed without prejudice. While it is not possible at this time to determine with certainty the ultimate outcomes of these matters, the Company believes, given the information available to it today, that they will not have a material adverse effect on its financial condition, results of operations and cash flows.
Since the announcement of the merger with Questcor on April 7, 2014, several putative class actions have been filed by purported holders of Questcor common stock in connection with the Questcor Acquisition (Hansen v. Thompson, et al., Heng v. Questcor Pharmaceuticals, Inc., et al., Buck v. Questcor Pharmaceuticals, Inc., et al., Ellerbeck v. Questcor Pharmaceuticals, Inc., et al., Yokem v. Questcor Pharmaceuticals, Inc., et al., Richter v. Questcor Pharmaceuticals, Inc., et al., Tramantano v. Questcor Pharmaceuticals, Inc., et al., Crippen v. Questcor Pharmaceuticals, Inc., et al., Patel v. Questcor Pharmaceuticals, Inc., et al., and Postow v. Questcor Pharmaceuticals, Inc., et al.). The actions were consolidated on June 3, 2014. The consolidated complaint names as defendants, and generally alleges that, the directors of Questcor breached their fiduciary duties in connection with the acquisition by, among other things, agreeing to sell Questcor for inadequate consideration and pursuant to an inadequate process. The consolidated complaint also alleges that the Questcor directors breached their fiduciary duties by failing to disclose purportedly material information to shareholders in connection with the merger. The consolidated complaint also alleges, among other things, that the Company aided and abetted the purported breaches of fiduciary duty. The lawsuits seek various forms of relief, including but not limited to, rescission of the transaction, damages and attorneys' fees and costs.
On July 29, 2014, the defendants reached an agreement in principle with the plaintiffs in the consolidated actions, and that agreement is reflected in a MOU. In connection with the settlement contemplated by the MOU, Questcor agreed to make certain additional disclosures related to the proposed transaction with the Company, which are contained in the Company's Current Report on Form 8-K filed with the SEC on July 30, 2014. Additionally, as part of the settlement and pursuant to the MOU, the Company agreed to forbear from exercising certain rights under the merger agreement with Questcor, as follows: the four business day period referenced in Section 5.3(e) of the merger agreement with Questcor was reduced to three business days. The MOU contemplated that the parties will enter into a stipulation of settlement.

The stipulation of settlement will be subject to customary conditions, including court approval. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the California Superior Court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the transaction, the merger agreement with Questcor and any disclosures made in connection therewith, including the definitive joint proxy statement/prospectus relating to the Questcor Acquisition, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that they shall negotiate in good faith regarding the amount of attorney's fees and expense that shall be paid to plaintiffs' counsel in connection with the actions. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the California Superior Court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated.
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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	December 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$36.7	$24.3	$12.4	$—

Liabilities:
Deferred compensation liabilities	$19.1	$—	$19.1	$—
Contingent consideration and acquired contingent liabilities	202.9	—	—	202.9
Foreign exchange forward and option contracts	4.3	4.3	—	—
	$226.3	$4.3	$19.1	$202.9

	September 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.7	$22.9	$12.8	$—

Liabilities:
Deferred compensation liabilities	$15.0	$—	$15.0	$—
Contingent consideration and acquired contingent liabilities	202.8	—	—	202.8
Foreign exchange forward and option contracts	0.2	0.2	—	—
	$218.0	$0.2	$15.0	$202.8

Debt and equity securities held in rabbi trusts. Debt securities held in the rabbi trusts primarily consist of U.S. government and agency securities and corporate bonds. When quoted prices are available in an active market, the investments are classified as level 1. When quoted market prices for a security are not available in an active market, they are classified as level 2. Equity securities held in the rabbi trusts primarily consist of U.S. common stocks, which are valued using quoted market prices reported on nationally recognized securities exchanges.
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
Contingent consideration and acquired contingent liabilities. In October 2012, the Company recorded contingent consideration of $6.9 million upon the acquisition of CNS Therapeutics. This contingent consideration, which could potentially total a maximum of $9.0 million, is primarily based on whether the FDA approves another concentration of GABLOFEN® (baclofen injection) on or before December 31, 2016. The fair value of the contingent payments was measured based on the probability-weighted present value of the consideration expected to be transferred using a discount rate of 1.0%. At December 26, 2014, the fair value of this contingent consideration was $7.1 million.
In August 2014, the Company recorded acquired contingent liabilities of $195.4 million from the Questcor Acquisition. The contingent liabilities relate to Questcor's contingent obligations associated with their acquisition of an exclusive, perpetual and irrevocable license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot from Novartis and their acquisition of BioVectra. The fair value of these contingent consideration obligations at December 26, 2014 was $195.8 million.
Under the terms of the license agreement with Novartis, the Company is obligated to make a $25.0 million payment in each of fiscal 2015 and 2016, make annual payments of $25.0 million subsequent to fiscal 2016 until such time that the Company obtains FDA approval of Synacthen and makes an additional $25.0 million payment. If FDA approval is obtained, the Company will pay an annual royalty to Novartis based on a percentage of new sales of the products in the U.S. market. As of December 26, 2014, the total remaining payments under the license agreement shall not exceed $215.0 million. The terms of the license agreement do allow the Company to terminate the license agreement at its discretion following the fiscal 2018 payment or upon the occurrence of certain events following the fiscal 2016 payment. The Company measured the fair value of the contingent payments based on a probability-weighted present value of the consideration expected to be transferred using a discount rate of 4.7%. Under the terms of the license agreement, the Company was required to maintain deposits equal to the fiscal 2015 and 2016 annual $25.0 million payments, which are included in prepaid expenses and other current assets and other assets in the unaudited condensed consolidated balance sheets.

Based on the terms of the acquisition agreement with the former shareholders of BioVectra, the Company may be obligated to pay, as of December 26, 2014, additional cash consideration of $45.0 million CAD based on BioVectra's financial results from January 2013 through a portion of fiscal 2016. The Company measured the fair value of the contingent payments based on a probability-weighted present value of the consideration expected to be transferred using a discount rate of 1.3%.

Balance at September 26, 2014	$202.8
Accretion expense	2.0
Effect of currency rate change	(1.9)
Balance at December 26, 2014	$202.9

Financial Instruments Not Measured at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity to the Company of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash is equivalent to its carrying value of $69.4 million and $69.8 million as of December 26, 2014 and September 26, 2014, respectively (level 1), which is included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets. The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $68.7 million and $69.0 million at December 26, 2014 and September 26, 2014, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
The carrying value of the Company's Receivable Securitization approximates fair value due to its short term nature. The carrying values of the 2.85% and 4.00% term loans approximate the fair values of these instruments, as calculated using the discounted exit price for each instrument, and are therefore classified as level 3. Since the quoted market prices for the Company's Term Loan, New Term Loan and 8.00% and 9.50% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The Company's 3.50%, 4.75% and 5.75% notes are classified as level 1, as quoted prices are available in an active market for these notes. The following table presents the carrying values and estimated fair values of the Company's long-term debt, excluding capital leases, as of the end of each period:

	December 26, 2014		September 26, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate receivable securitization	$150.0	$150.0	$150.0	$150.0
2.85% term loan due April 2016	2.9	2.9	3.1	3.1
3.50% notes due April 2018	300.0	289.2	300.0	290.2
Term loans due March 2021	1,987.3	1,950.6	1,990.3	1,970.4
4.00% term loan due February 2022	10.0	10.0	10.8	10.8
9.50% debentures due May 2022	10.4	12.6	10.4	14.2
5.75% notes due August 2022	900.0	926.9	900.0	907.3
8.00% debentures due March 2023	4.7	5.3	8.0	10.2
4.75% notes due April 2023	598.4	560.0	598.3	563.8

Concentration of Credit and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company does not typically require collateral from customers. A portion of the Company's accounts receivable outside the U.S. includes sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries' national economies.

The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended
	December 26, 2014	December 27, 2013
CuraScript, Inc.	31%	—%
McKesson Corporation	15%	15%
Cardinal Health, Inc.	13%	20%
Amerisource Bergen Corporation	7%	12%

The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	December 26, 2014	September 26, 2014
McKesson Corporation	32%	24%
Cardinal Health, Inc.	20%	17%
Amerisource Bergen Corporation	12%	13%
CuraScript, Inc.	10%	13%

The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended
	December 26, 2014	December 27, 2013
Acthar (Specialty Brands)	31%	—%
Optiray™ (CMDS)	7%	13%
Methylphenidate ER (Specialty Generics)	6%	10%

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

18.	Segment Data
During the first quarter of fiscal 2015, the integration of Questcor was substantially completed. With this, and given the increased significance of the Specialty Brands business to the Company's results and the expected long-term growth of this business as compared to the Specialty Generics business, the Company has changed its reportable segments. The Company now presents the Specialty Brands and Specialty Generics businesses as reportable segments, along with the continued presentation of Global Medical Imaging as a reportable segment. The Company historically presented the Specialty Brands and Specialty Generics businesses within the Specialty Pharmaceuticals segment. Prior year amounts have been recast to conform to current presentation. The three reportable segments are further described below:

•	Specialty Brands produces and markets branded pharmaceuticals and biopharmaceuticals;

•	Specialty Generics produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Global Medical Imaging manufactures and markets CMDS and radiopharmaceuticals (nuclear medicine).

Selected information by business segment was as follows:

	Three Months Ended
	December 26, 2014	December 27, 2013
Net sales:
Specialty Brands	$373.6	$59.6
Specialty Generics	284.2	249.9
Global Medical Imaging	199.3	218.6
Net sales of operating segments (1)	857.1	528.1
Other (2)	9.2	12.1
Net sales	$866.3	$540.2
Operating income:
Specialty Brands	$148.2	$(8.2)
Specialty Generics	140.5	121.2
Global Medical Imaging	17.3	4.4
Segment operating income	306.0	117.4
Unallocated amounts:
Corporate and allocated expenses (3)	(45.8)	(25.2)
Intangible asset amortization	(125.5)	(8.8)
Restructuring and related charges, net (4)	(7.3)	(8.1)
Separation costs	—	(2.2)
Operating income	$127.4	$73.1

(1)	Amounts represent sales to external customers.

(2)	Represents products that were sold to the Company's former parent company, which is discussed in Note 14.

(3)	Includes administration expenses and certain compensation, environmental and other costs not charged to the Company's operating segments.

(4)	Includes restructuring-related accelerated depreciation of $0.1 million for both the three months ended December 26, 2014 and December 27, 2013.

Net sales by product family within the Company's segments are as follows:

	Three Months Ended
	December 26, 2014	December 27, 2013
Acthar	$266.4	$—
Ofirmev	71.4	—
EXALGO®	12.1	36.2
Other	23.7	23.4
Specialty Brands	$373.6	$59.6

Oxycodone (API) and oxycodone-containing tablets	$47.0	$11.6
Hydrocodone (API) and hydrocodone-containing tablets	34.0	30.1
Methylphenidate ER	48.6	56.3
Other controlled substances	111.9	120.2
Other	42.7	31.7
Specialty Generics	$284.2	$249.9

Optiray™	$61.5	$72.1
Other	35.9	39.5
Contrast Media and Delivery Systems	97.4	111.6
Nuclear Imaging	101.9	107.0
Global Medical Imaging	$199.3	$218.6

19.	Condensed Consolidating Financial Statements
MIFSA, a 100%-owned subsidiary of Mallinckrodt plc, is the borrower under the Notes, which are fully and unconditionally guaranteed by Mallinckrodt plc. The following information provides the composition of the Company's comprehensive income, assets, liabilities, equity and cash flows by relevant group within the Company: Mallinckrodt plc as guarantor of the Notes, MIFSA as issuer of the Notes and the operating companies that represent assets of MIFSA. There are no subsidiary guarantees related to the Notes.
Set forth below are the unaudited condensed consolidating financial statements for the three months ended December 26, 2014 and December 27, 2013, and as of December 26, 2014 and September 26, 2014. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and the other subsidiaries. Unaudited condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 26, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.2	$139.4	$758.4	$—	$899.0
Accounts receivable, net	—	—	508.5	—	508.5
Inventories	—	—	369.3	—	369.3
Deferred income taxes	—	—	146.4	—	146.4
Prepaid expenses and other current assets	1.1	0.1	140.6	—	141.8
Intercompany receivable	10.9	—	30.4	(41.3)	—
Total current assets	13.2	139.5	1,953.6	(41.3)	2,065.0
Property, plant and equipment, net	—	—	945.6	—	945.6
Goodwill	—	—	2,413.7	—	2,413.7
Intangible assets, net	—	—	6,984.9	—	6,984.9
Investment in subsidiaries	703.3	10,830.7	5,061.6	(16,595.6)	—
Intercompany loan receivable	4,396.9	—	2,116.9	(6,513.8)	—
Other assets	—	73.4	291.0	—	364.4
Total Assets	$5,113.4	$11,043.6	$19,767.3	$(23,150.7)	$12,773.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$19.9	$3.0	$—	$22.9
Accounts payable	10.0	0.4	112.0	—	122.4
Accrued payroll and payroll-related costs	—	—	44.8	—	44.8
Accrued royalties	—	—	69.0	—	69.0
Accrued and other current liabilities	1.2	42.2	462.5	—	505.9
Intercompany payable	30.4	—	10.9	(41.3)	—
Total current liabilities	41.6	62.5	702.2	(41.3)	765.0
Long-term debt	—	3,765.7	176.5	—	3,942.2
Pension and postretirement benefits	—	—	116.2	—	116.2
Environmental liabilities	—	—	62.0	—	62.0
Deferred income taxes	—	—	2,344.1	—	2,344.1
Other income tax liabilities	—	—	120.3	—	120.3
Intercompany loans payable	—	2,153.8	4,360.0	(6,513.8)	—
Other liabilities	—	—	352.0	—	352.0
Total liabilities	41.6	5,982.0	8,233.3	(6,555.1)	7,701.8
Shareholders' Equity	5,071.8	5,061.6	11,534.0	(16,595.6)	5,071.8
Total Liabilities and Shareholders' Equity	$5,113.4	$11,043.6	$19,767.3	$(23,150.7)	$12,773.6

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 26, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.3	$18.5	$689.0	$—	$707.8
Accounts receivable, net	—	—	545.6	—	545.6
Inventories	—	—	396.6	—	396.6
Deferred income taxes	—	—	165.2	—	165.2
Prepaid expenses and other current assets	0.5	10.8	244.5	—	255.8
Intercompany receivable	13.5	—	25.7	(39.2)	—
Total current assets	14.3	29.3	2,066.6	(39.2)	2,071.0
Property, plant and equipment, net	—	—	949.2	—	949.2
Goodwill	—	—	2,401.9	—	2,401.9
Intangible assets, net	—	—	7,112.2	—	7,112.2
Investment in subsidiaries	586.8	10,645.7	4,945.1	(16,177.6)	—
Intercompany loan receivable	4,385.0	—	1,941.6	(6,326.6)	—
Other assets	—	76.5	254.0	—	330.5
Total Assets	$4,986.1	$10,751.5	$19,670.6	$(22,543.4)	$12,864.8

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$18.2	$3.0	$—	$21.2
Accounts payable	1.2	0.2	127.3	—	128.7
Accrued payroll and payroll-related costs	0.1	—	125.0	—	125.1
Accrued royalties	—	—	68.0	—	68.0
Accrued and other current liabilities	1.1	50.9	509.8	—	561.8
Intercompany payable	25.7	—	13.5	(39.2)	—
Total current liabilities	28.1	69.3	846.6	(39.2)	904.8
Long-term debt	—	3,770.4	181.1	—	3,951.5
Pension and postretirement benefits	—	—	119.1	—	119.1
Environmental liabilities	—	—	59.9	—	59.9
Deferred income taxes	—	—	2,398.6	—	2,398.6
Other income tax liabilities	—	—	122.6	—	122.6
Intercompany loans payable	—	1,966.6	4,360.0	(6,326.6)	—
Other liabilities	—	—	350.3	—	350.3
Total liabilities	28.1	5,806.3	8,438.2	(6,365.8)	7,906.8
Shareholders' Equity	4,958.0	4,945.2	11,232.4	(16,177.6)	4,958.0
Total Liabilities and Shareholders' Equity	$4,986.1	$10,751.5	$19,670.6	$(22,543.4)	$12,864.8

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended December 26, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$866.3	$—	$866.3
Cost of sales	—	—	427.6	—	427.6
Gross profit	—	—	438.7	—	438.7
Selling, general and administrative expenses	30.7	0.1	231.7	—	262.5
Research and development expenses	—	—	42.4	—	42.4
Restructuring charges, net	6.8	—	0.4	—	7.2
Gains on divestiture and license	—	—	(0.8)	—	(0.8)
Operating (loss) income	(37.5)	(0.1)	165.0	—	127.4

Interest expense	—	(48.7)	(0.1)	—	(48.8)
Interest income	—	—	0.1	—	0.1
Other income (expense), net	3.5	—	0.6	—	4.1
Intercompany interest and fees	(1.9)	—	1.9	—	—
Equity in net income of subsidiaries	128.6	177.4	128.6	(434.6)	—
Income from continuing operations before income taxes	92.7	128.6	296.1	(434.6)	82.8
Income tax benefit	—	—	(9.3)	—	(9.3)
Income (loss) from continuing operations	92.7	128.6	305.4	(434.6)	92.1
Income from discontinued operations, net of income taxes	—	—	0.6	—	0.6
Net income	92.7	128.6	306.0	(434.6)	92.7
Other comprehensive loss, net of tax	(21.3)	(21.3)	(42.7)	64.0	(21.3)
Comprehensive income	$71.4	$107.3	$263.3	$(370.6)	$71.4

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended December 27, 2013
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$540.2	$—	$540.2
Cost of sales	—	—	284.6	—	284.6
Gross profit	—	—	255.6	—	255.6
Selling, general and administrative expenses	4.0	0.1	142.1	—	146.2
Research and development expenses	—	—	39.0	—	39.0
Separation costs	0.8	—	1.4	—	2.2
Restructuring charges, net	—	—	8.0	—	8.0
Gains on divestiture and license	—	—	(12.9)	—	(12.9)
Operating (loss) income	(4.8)	(0.1)	78.0	—	73.1

Interest expense	—	(10.5)	0.7	—	(9.8)
Interest income	—	—	0.3	—	0.3
Other income (expense), net	0.7	—	(1.3)	—	(0.6)
Intercompany interest and fees	(3.1)	—	3.1	—	—
Equity in net income of subsidiaries	52.6	63.2	—	(115.8)	—
Income from continuing operations before income taxes	45.4	52.6	80.8	(115.8)	63.0
Income tax (benefit) expense	(0.2)	—	16.8	—	16.6
Income from continuing operations	45.6	52.6	64.0	(115.8)	46.4
Loss from discontinued operations, net of income taxes	—	—	(0.8)	—	(0.8)
Net income	45.6	52.6	63.2	(115.8)	45.6
Other comprehensive income, net of tax	0.2	0.2	0.1	(0.3)	0.2
Comprehensive income	$45.8	$52.8	$63.3	$(116.1)	$45.8

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended December 26, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$14.7	$(38.3)	$240.4	$—	$216.8
Cash Flows From Investing Activities:
Capital expenditures	—	—	(22.3)	—	(22.3)
Intercompany loan investment	(11.9)	—	(170.6)	182.5	—
Investment in subsidiary	—	(20.0)	—	20.0	—
Restricted cash	—	—	0.4	—	0.4
Other	—	—	1.0	—	1.0
Net cash used in investing activities	(11.9)	(20.0)	(191.5)	202.5	(20.9)
Cash Flows From Financing Activities:
Repayment of external debt and capital leases	—	(3.3)	(4.5)	—	(7.8)
Excess tax benefit from share-based compensation	—	—	8.9	—	8.9
Proceeds from exercise of share options	8.7	—	—	—	8.7
Repurchase of shares	(10.6)	—	—	—	(10.6)
Intercompany loan borrowings, net	—	182.5	—	(182.5)	—
Capital contribution	—	—	20.0	(20.0)	—
Net cash (used in) provided by financing activities	(1.9)	179.2	24.4	(202.5)	(0.8)
Effect of currency rate changes on cash	—	—	(3.9)	—	(3.9)
Net increase in cash and cash equivalents	0.9	120.9	69.4	—	191.2
Cash and cash equivalents at beginning of period	0.3	18.5	689.0	—	707.8
Cash and cash equivalents at end of period	$1.2	$139.4	$758.4	$—	$899.0

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended December 27, 2013
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(5.0)	$(20.0)	$47.1	$—	$22.1
Cash Flows From Investing Activities:
Capital expenditures	—	—	(21.7)	—	(21.7)
Intercompany loan investment	—	(1.5)	0.1	1.4	—
Restricted cash	—	—	4.1	—	4.1
Other	—	—	5.0	—	5.0
Net cash used in investing activities	—	(1.5)	(12.5)	1.4	(12.6)
Cash Flows From Financing Activities:
Repayment of external debt and capital leases	—	—	(0.3)	—	(0.3)
Excess tax benefit from share-based compensation	—	—	1.3	—	1.3
Proceeds from exercise of share options	4.2	—	—	—	4.2
Repurchase of shares	(0.9)	—	—	—	(0.9)
Intercompany loan borrowings, net	1.5	(0.1)	—	(1.4)	—
Other	0.1	—	(0.2)	—	(0.1)
Net cash provided by (used in) financing activities	4.9	(0.1)	0.8	(1.4)	4.2
Effect of currency rate changes on cash	—	—	(1.4)	—	(1.4)
Net (decrease) increase in cash and cash equivalents	(0.1)	(21.6)	34.0	—	12.3
Cash and cash equivalents at beginning of period	1.2	56.5	217.8	—	275.5
Cash and cash equivalents at end of period	$1.1	$34.9	$251.8	$—	$287.8

20.	Subsequent Events
In January 2015, Mallinckrodt Securitization amended the Receivable Securitization with third-party lenders to increase the borrowing limit from $160.0 million to $250.0 million. The terms of the Receivable Securitization, and the determination of interest rates, were largely unchanged. The Receivable Securitization may be increased to $300.0 million upon approval of the third-party lenders, subject to certain conditions. In conjunction with this amendment the Company borrowed an additional $80.0 million to increase the outstanding borrowings to $230.0 million.
In January 2015, the Company's Board of Directors approved a share repurchase program of up to $300.0 million of ordinary shares.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the United States ("U.S.") Securities and Exchange Commission ("the SEC") on November 24, 2014.
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

Overview
We are a global specialty biopharmaceutical and medical imaging business that develops, manufactures, markets and distributes specialty pharmaceutical and biopharmaceutical products and medical imaging agents. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology and pulmonology), along with pain and attention-deficit hyperactivity disorder ("ADHD") for prescription by physicians based in offices, hospitals and ambulatory care centers. We also support the diagnosis of disease with nuclear medicine and contrast imaging agents. Our products are found in almost every hospital, standalone diagnostic imaging center or pharmacy in the U.S. and we have a commercial presence in approximately 65 countries. We believe our experience in the acquisition and management of highly regulated raw materials, deep regulatory expertise and specialized chemistry, formulation and manufacturing capabilities have created compelling competitive advantages that we anticipate will sustain future revenue growth.
During the first quarter of fiscal 2015, the integration of Questcor Pharmaceuticals, Inc. ("Questcor") was substantially completed. With this, and given the increased significance of the Specialty Brands business to our results and the expected long-term growth of this business as compared to the Specialty Generics business, we have changed our reportable segments. We now present the Specialty Brands and Specialty Generics businesses as reportable segments, along with the continued presentation of Global Medical Imaging as a reportable segment. We historically presented the Specialty Brands and Specialty Generics businesses within the Specialty Pharmaceuticals segment. Prior year amounts have been recast to conform to current presentation. The three reportable segments are further described below:

•	Specialty Brands produces and markets branded pharmaceuticals and biopharmaceuticals;

•
Specialty Generics produces specialty generic pharmaceuticals and active pharmaceutical ingredients ("API") consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Global Medical Imaging manufactures and markets contrast media and delivery systems ("CMDS") and radiopharmaceuticals (nuclear medicine).

For further information on our business and products, refer to our Annual Report on Form 10-K filed with the SEC on November 24, 2014.

Significant Events
Acquisitions
On August 14, 2014, we acquired all of the outstanding common stock of Questcor, a biopharmaceutical company, for total consideration of approximately $5.9 billion, comprised of cash consideration of $30.00 per share, 0.897 ordinary shares of Mallinckrodt for each share of Questcor common stock owned and the portion of outstanding equity awards deemed to have been earned as of August 14, 2014 ("the Questcor Acquisition"). The acquisition was funded through an issuance of approximately 57 million ordinary shares, proceeds from the issuance of $900.0 million aggregate principle of senior unsecured notes, proceeds from the issuance of $700.0 million senior secured term loan facility, $150.0 million of cash from a receivable securitization program, as further discussed in Note 11 of Notes to Condensed Consolidated Financial Statements, and cash on hand. H.P. Acthar® Gel (repository corticotropin injection) ("Acthar"), Questcor's primary product, is focused on the treatment of patients with serious, difficult-to-treat autoimmune and rare diseases. Acthar is an injectable drug that is approved by the U.S. Food and Drug Administration ("FDA") for use in 19 indications, including the currently marketed areas of neurology, rheumatology, nephrology and pulmonology. As part of the acquisition, we also acquired BioVectra, Inc., a specialty contract manufacturer that provides services to the global pharmaceuticals and biotechnology industry.
On March 19, 2014, we acquired all of the outstanding common stock of Cadence Pharmaceuticals, Inc. ("Cadence"), a biopharmaceutical company focused on commercializing products principally for use in the hospital setting, for total consideration of $14.00 per share in cash, or approximately $1.3 billion ("the Cadence Acquisition"). The acquisition was primarily funded through a $1.3 billion senior secured term loan credit facility, as further discussed in Note 11 of Notes to Condensed Consolidated Financial Statements. Cadence's sole product, OFIRMEV® (acetaminophen) injection ("Ofirmev"), is a proprietary intravenous formulation of acetaminophen for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever. The Cadence Acquisition added a growth product to the Specialty Brands segment and provides an opportunity to expand our reach into the adjacent hospital market, in which Cadence had established a presence.

Business Factors Influencing the Results of Operations
Products
As a result of the Questcor Acquisition and the Cadence Acquisition, we obtained the sales and marketing rights to Acthar on August 14, 2014 and Ofirmev in March 19, 2014. The addition of these products to our Specialty Brands product portfolio provides us with two growth products that significantly contribute to the net sales and operating income within this segment. Net sales of Acthar and Ofirmev were $266.4 million and $71.4 million, respectively, during the three months ended December 26, 2014. Our cost of sales for the three months ended December 26, 2014 includes $30.8 million of expense recognition associated with the fair value adjustments of acquired inventory and $116.0 million of amortization associated with intangibles recognized from the Questcor Acquisition and the Cadence Acquisition.
On November 12, 2014, we were informed by the FDA that they believe that our Methylphenidate HCl extended-release tablets USP (CII) ("Methylphenidate ER") may not be therapeutically equivalent to the category reference listed drug, CONCERTA®, a registered trademark of Alza Corporation. As a result, on November 13, 2014, the FDA reclassified our Methylphenidate ER product from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX). The FDA has indicated that it has not identified any serious safety concerns with the products. The FDA indicated that its reclassification is attributable to concerns that the products may not produce the same therapeutic benefits for some patients as the reference listed drug. The FDA further indicated that our Methylphenidate ER products are still approved and can be prescribed. The FDA has requested that within six months, we demonstrate the bioequivalence of our products using the draft guidance for revised bioequivalence standards issued by the FDA on November 6, 2014, or voluntarily withdraw our products from the market. We expect that the FDA's action to reclassify our Methylphenidate ER products will significantly impact net sales and operating income unless the FDA revises its decision. Net sales of our Methylphenidate ER products during the three months ended December 26, 2014 were $48.6 million, compared with $56.3 million during the three months ended December 27, 2013. We expect the impact of the FDA's action to be more significant in future quarters due to the timing of the FDA's announcement within the three months ended December 26, 2014.
In May 2014, we launched an authorized generic version of EXALGO® (hydromorphone HCl) extended-release tablets (CII) ("Exalgo"), and shortly thereafter a competitor entered the market. Net sales of the branded Exalgo products during the three months ended December 26, 2014 were $12.1 million, compared with $36.2 million during the three months ended December 27, 2013. Net sales across both the branded and authorized generic products during the three months ended December 26, 2014 were less than those of the branded products during the three months ended December 27, 2013.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies. As such, in July 2013 our board of directors approved a restructuring program in the amount of $100.0 million to $125.0 million ("the 2013 Mallinckrodt Program") that is expected to occur over a three-year period, from the approval of the program, with a two-year cost recovery period. Through December 26, 2014, we incurred restructuring charges of $84.5 million under the 2013 Mallinckrodt Program, which are primarily expected to generate savings within our selling, general and administrative expenses. In addition to the 2013 Mallinckrodt Program, we have taken restructuring actions to generate synergies from our fiscal 2014 acquisitions.
During the three months ended December 26, 2014 and December 27, 2013, we incurred total restructuring and related charges, net, of $7.3 million and $8.1 million, respectively. Restructuring and related charges, net, for both the three months ended December 26, 2014 and December 27, 2013 included accelerated depreciation costs of $0.1 million. The restructuring charges incurred under the 2013 Mallinckrodt Program and acquisition related actions during the three months ended December 26, 2014 primarily related to employee severance and benefits within the Specialty Brands segment and $6.8 million of accelerated share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition. The restructuring charges incurred during the three months ended December 27, 2013 primarily related to severance and employee benefit costs in our Global Medical Imaging segment.

Research and Development Investment
We expect to continue to invest in research and development ("R&D") activities, as well as enter into license agreements to supplement our internal R&D initiatives. We intend to focus our R&D investments in the specialty pharmaceuticals area, specifically investments to support our Specialty Brands and Specialty Generics segments, where we believe there is the greatest opportunity for growth and profitability. As of September 26, 2014, we had in excess of twenty-four products in various stages of development.
Specialty Brands. We devote significant R&D resources for our branded products. A number of our branded products are protected by patents and have enjoyed market exclusivity. Our R&D strategy focuses on extending the life and durability of these products and developing additional products that collectively will drive long-term growth. For example, we are performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. Notably, we are are advancing clinical trials to further demonstrate the clinical utility of Acthar in treating lupus and proteinuria in nephrotic syndrome and exploring Acthar's potential in treating amyotrophic lateral sclerosis and diabetic nephropathy. In addition, we continue to invest in the development of extended-release opioid products with abuse deterrent properties. MNK-155 has completed Phase III clinical trials and our New Drug Application ("NDA") filing was accepted for review by the FDA in May 2014. We have received notice of allowance from the U.S. Patent and Trademark Office related to composition claims directed to unique design, formulation, pharmacokinetic and release characteristics for MNK-155.
In accordance with a Pediatric Research Equity Act requirement included in the NDA approval for Ofirmev, we are conducting a post-marketing efficacy study of Ofirmev in infants and neonates. The data from this study will be used to satisfy a formal written request from the FDA under Section 505A of the U.S. Food, Drug and Cosmetic Act that was made as part of the approval process for Ofirmev. The FDA has agreed to an August 2015 due date for completion of this study. Upon timely completion and acceptance by the FDA of the data from this study, Ofirmev may be eligible for an additional six months of marketing exclusivity in the U.S. Further, we continue to pursue alternate presentations of Ofirmev to broader our long-term offerings, particularly in the hospital platform. The FDA is also currently reviewing a supplemental NDA that was submitted in December 2013, which would enable us to offer Ofirmev in flexible intravenous bags.
Specialty Generics. Specialty Generics development is focused on controlled substances with difficult-to-replicate pharmacokinetic profiles and the development of products with abuse deterrent properties. As of December 26, 2014, we had several Abbreviated New Drug Applications on file with the FDA. In addition, we are focused on process improvements to increase yields and reduce costs.

Results of Operations
Three Months Ended December 26, 2014 Compared with Three Months Ended December 27, 2013

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	December 26, 2014	December 27, 2013	Percentage Change
U.S.	$704.3	$383.0	83.9%
Europe, Middle East and Africa	88.8	94.2	(5.7)
Other	73.2	63.0	16.2
Net sales	$866.3	$540.2	60.4

Net sales in the three months ended December 26, 2014 increased $326.1 million, or 60.4%, to $866.3 million, compared with $540.2 million for the three months ended December 27, 2013. This increase was primarily driven by the inclusion of net sales of Acthar and Ofirmev within the Specialty Brands segment and higher net sales of oxycodone-related products within the Specialty Generics segment. The increases were offset by decreased net sales within the Global Medical Imaging segment. For further information on changes in our net sales, refer to "Business Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended December 26, 2014 increased $183.1 million, or 71.6%, to $438.7 million, compared with $255.6 million for the three months ended December 27, 2013. The increase in gross profit primarily resulted from increased net sales from the inclusion of Acthar and Ofirmev and strategic initiatives undertaken within the Specialty Generics segment. These increases were partially offset by a $115.4 million increase in amortization, primarily associated with Acthar and Ofirmev, and $30.8 million of expense recognition primarily associated with fair value adjustments of acquired Acthar inventory. Gross profit margin was 50.6% for the three months ended December 26, 2014, compared with 47.3% for the three months ended December 27, 2013.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 26, 2014 were $262.5 million, compared with $146.2 million for the three months ended December 27, 2013, an increase of $116.3 million, or 79.5%. The increase primarily resulted from adding $86.5 million of selling and administration costs associated with Acthar and Ofirmev and $23.8 million of share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition. Selling, general and administrative expenses were 30.3% of net sales for the three months ended December 26, 2014 and 27.1% of net sales for the three months ended December 27, 2013.
Research and development expenses. R&D expenses increased $3.4 million, or 8.7%, to $42.4 million for the three months ended December 26, 2014, compared with $39.0 million for the three months ended December 27, 2013. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. In addition, we continue to invest in the development of extended-release opioid products with abuse deterrent properties. As a percentage of our net sales, R&D expenses were 4.9% and 7.2% for the three months ended December 26, 2014 and December 27, 2013, respectively.
Separation costs. During the three months ended December 27, 2013, we incurred separation costs of $2.2 million, primarily related to legal, accounting, tax and other professional fees. No material separation costs were incurred during the three months ended December 26, 2014.
Restructuring charges, net. During the three months ended December 26, 2014, we recorded $7.3 million of restructuring and related charges, net, of which $0.1 million related to accelerated depreciation and was included in cost of sales. The remaining $7.2 million primarily related to employee severance and benefits within the Specialty Brands segment and $6.8 million of accelerated share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition. During the three months ended December 27, 2013, we recorded restructuring and related charges, net of $8.1 million, of which $0.1 million related to accelerated depreciation and was included in cost of sales. The remaining $8.0 million primarily related to severance and employee benefit costs within the Global Medical Imaging segment.

Gains on divestiture and license. During the three months ended December 26, 2014 and December 27, 2013, we recorded gains on divestiture and license of $0.8 million and $12.9 million, respectively. The $12.9 million gain recorded during the three months ended December 27, 2013 primarily resulted from the license of extended-release oxymorphone intellectual property to a third-party.

Non-Operating Items
Interest expense and interest income. During the three months ended December 26, 2014 and December 27, 2013, net interest expense was $48.7 million and $9.5 million, respectively. The increase in net interest expense is primarily related to the issuance of $1.3 billion of debt associated with the Cadence Acquisition, approximately $1.8 billion of debt associated with the Questcor Acquisition and interest accrued on deferred tax liabilities associated with outstanding installment notes. Interest expense during the three months ended December 26, 2014 and December 27, 2013 includes $5.5 million and $0.6 million, respectively, of non-cash interest expense.
Other income (expense), net. During the three months ended December 26, 2014, we recorded other income, net of $4.1 million and during the three months ended December 27, 2013, we recorded other expense, net of $0.6 million, both of which represent miscellaneous items, including gains and losses on intercompany financing foreign currency transactions and related hedging instruments.
(Benefit) provision for income taxes. Income tax benefit was $9.3 million on income from operations before income taxes of $82.8 million for the three months ended December 26, 2014 and income tax expense was $16.6 million on income from continuing operations before income taxes of $63.0 million for the three months ended December 27, 2013. Our effective tax rate was negative 11.2% for the three months ended December 26, 2014 compared with 26.3% for the three months ended December 27, 2013. The decrease in the effective tax rate for the three months ended December 26, 2014, as compared with the three months ended December 27, 2013, is predominately attributable to the deferred tax benefit of the amortization of acquired intangible assets and an increase to the rate difference between non-U.S. and U.S. tax jurisdictions following recent acquisitions, which includes the tax impacts of acquisition financing and the integration of the acquired intangible property into our legal entity structure. As a part of both the Cadence and Questcor integrations, we entered into internal installment sale transactions during the three months ended September 26, 2014 and December 26, 2014, respectively.
Income (loss) from discontinued operations, net of income taxes. We recorded a $0.6 million gain and a $0.8 million loss on discontinued operations, net of income taxes, during the three months ended December 26, 2014 and December 27, 2013, respectively. These amounts relate to indemnification obligations to the purchaser of our Specialty Chemicals business (formerly known as Mallinckrodt Baker), which was sold during fiscal 2010.

Business Segment Results
The businesses included within our reportable segments are described below:

Specialty Brands

•	includes branded pharmaceuticals drugs, primarily for pain management, and a biopharmaceutical drug for autoimmune and rare diseases.

Specialty Generics

•	produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients.

Global Medical Imaging

•	Contrast Media and Delivery Systems manufactures and markets contrast media for diagnostic imaging applications, and power injectors to allow delivery of contrast media.

•	Nuclear Imaging manufactures and markets radioactive isotopes and associated pharmaceuticals used for the diagnosis and treatment of disease.

Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include revenues and expenses associated with sales of products to Covidien plc ("Covidien"), our former parent company, intangible asset amortization, net restructuring and related charges, non-restructuring impairments and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating income and in the reconciliations presented below. Selected information by business segment is as follows:

Three Months Ended December 26, 2014 Compared with Three Months Ended December 27, 2013

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	December 26, 2014	December 27, 2013	Percentage Change
Specialty Brands	$373.6	$59.6	526.8%
Specialty Generics	284.2	249.9	13.7
Global Medical Imaging	199.3	218.6	(8.8)
Net sales of operating segments	857.1	528.1	62.3
Other (1)	9.2	12.1	(24.0)
Net sales	$866.3	$540.2	60.4

(1)	Represents products that were sold to Covidien.

Specialty Brands. Net sales for the three months ended December 26, 2014 increased $314.0 million to $373.6 million, compared with $59.6 million for the three months ended December 27, 2013. The increase in net sales was primarily driven by the inclusion of Acthar and Ofirmev, which generated net sales of $266.4 million and $71.4 million for the three months ended December 26, 2014, respectively. The benefits from including these products was partially offset by a $24.1 million decline in net sales from branded Exalgo products following the loss of exclusivity in May 2014.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	December 26, 2014	December 27, 2013	Percentage Change
U.S.	$372.1	$59.6	524.3%
Europe, Middle East and Africa	1.5	—	—
Net sales	$373.6	$59.6	526.8

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	December 26, 2014	December 27, 2013	Percentage Change
Acthar	$266.4	$—	—%
Ofirmev	71.4	—	—
Exalgo	12.1	36.2	(66.6)
Other	23.7	23.4	1.3
Specialty Brands	$373.6	$59.6	526.8

Specialty Generics. Net sales for the three months ended December 26, 2014 increased $34.3 million, or 13.7%, to $284.2 million, compared with $249.9 million for the three months ended December 27, 2013. The increase in net sales was primarily driven by a $35.4 million increase in sales of oxycodone-related products, partially offset by a $7.7 million decrease in Methylphenidate ER. The increase in oxycodone-related products was related to the implementation of strategic pricing initiatives during the three months ended December 27, 2013, which also resulted a $19.4 million payment during the period as a consequence of these initiatives. The decrease in Methylphenidate ER net sales is primarily attributable to the reclassification of these products to therapeutically inequivalent status.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	December 26, 2014	December 27, 2013	Percentage Change
U.S.	$233.8	$222.3	5.2%
Europe, Middle East and Africa	23.7	24.8	(4.4)
Other	26.7	2.8	853.6
Net sales	$284.2	$249.9	13.7

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	December 26, 2014	December 27, 2013	Percentage Change
Oxycodone (API) and oxycodone-containing tablets	$47.0	$11.6	305.2%
Hydrocodone (API) and hydrocodone-containing tablets	34.0	30.1	13.0
Methylphenidate ER	48.6	56.3	(13.7)
Other controlled substances	111.9	120.2	(6.9)
Other	42.7	31.7	34.7
Specialty Generics	$284.2	$249.9	13.7

Global Medical Imaging. Net sales for the three months ended December 26, 2014 decreased $19.3 million, or 8.8%, to $199.3 million compared with $218.6 million for the three months ended December 27, 2013. The decrease was primarily driven by certain fiscal 2014 restructuring actions aimed at improving profitability, combined with unfavorable movements in exchange rates.
Net sales for Global Medical Imaging by geography were as follows (dollars in millions):

	Three Months Ended
	December 26, 2014	December 27, 2013	Percentage Change
U.S.	$98.4	$101.1	(2.7)%
Europe, Middle East and Africa	63.6	69.4	(8.4)
Other	37.3	48.1	(22.5)
Net sales	$199.3	$218.6	(8.8)

Net sales for Global Medical Imaging by key products were as follows (dollars in millions):

	Three Months Ended
	December 26, 2014	December 27, 2013	Percentage Change
Optiray™	$61.5	$72.1	(14.7)%
Other	35.9	39.5	(9.1)
Contrast Media and Delivery Systems	97.4	111.6	(12.7)
Nuclear Imaging	101.9	107.0	(4.8)
Global Medical Imaging	$199.3	$218.6	(8.8)

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended December 26, 2014 and December 27, 2013 is shown in the following table (dollars in millions):

	Three Months Ended
	December 26, 2014		December 27, 2013
Specialty Brands	$148.2	39.7%	$(8.2)	(13.8)%
Specialty Generics	140.5	49.4	121.2	48.5
Global Medical Imaging	17.3	8.7	4.4	2.0
Segment operating income	306.0	35.7	117.4	22.2
Unallocated amounts:
Corporate and allocated expenses	(45.8)		(25.2)
Intangible asset amortization	(125.5)		(8.8)
Restructuring and related charges, net (1)	(7.3)		(8.1)
Separation costs	—		(2.2)
Total operating income	$127.4		$73.1

(1)	Includes restructuring-related accelerated depreciation of $0.1 million for both the three months ended December 26, 2014 and December 27, 2013.

Specialty Brands. Operating income for the three months ended December 26, 2014 increased $156.4 million to $148.2 million, compared with a $8.2 million loss for the three months ended December 27, 2013. Our operating margin increased to 39.7% for the three months ended December 26, 2014, compared with negative 13.8% for the three months ended December 27, 2013. The increase in operating income and margin was primarily due to higher net sales from the fiscal 2014 acquisitions of Acthar and Ofirmev. These higher net sales were partially offset by higher selling, general and administrative costs associated with these acquisitions. The operating loss for the three months ended December 27, 2013 reflected selling and marketing expenses incurred principally to support the anticipated launch of XARTEMIS XR™ (oxycodone HCl and acetaminophen) extended-release tablets (CII).
Specialty Generics. Operating income for the three months ended December 26, 2014 increased $19.3 million to $140.5 million, compared with $121.2 million for the three months ended December 27, 2013. Our operating margin increased to 49.4% for the three months ended December 26, 2014, compared with 48.5% for the three months ended December 27, 2013. The increase in operating income and margin was primarily due to higher net sales of oxycodone-related products resulting from the implementation of strategic pricing initiatives during the three months ended December 27, 2013, which also resulted in a $19.4 million payment during that period. The three months ended December 27, 2013 included an $11.7 million gain on the license of intellectual property to a third-party.
Global Medical Imaging. Operating income for the three months ended December 26, 2014 increased $12.9 million to $17.3 million, compared with $4.4 million for the three months ended December 27, 2013. Our operating margin increased to 8.7% for the three months ended December 26, 2014, compared with 2.0% for the three months ended December 27, 2013. The increase in operating income and margin was primarily attributable to a $12.9 million decrease in selling, general and administrative costs due to benefits from restructuring actions.

Corporate and allocated expenses. Corporate and allocated expenses were $45.8 million and $25.2 million for the three months ended December 26, 2014 and December 27, 2013, respectively. The increase primarily resulted from higher legal and professional fees in conjunction with ongoing strategic initiatives of the Company.

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
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Three Months Ended
	December 26, 2014	December 27, 2013
Net cash provided by (used in):
Operating activities	$216.8	$22.1
Investing activities	(20.9)	(12.6)
Financing activities	(0.8)	4.2
Effect of currency exchange rate changes on cash and cash equivalents	(3.9)	(1.4)
Net increase in cash and cash equivalents	$191.2	$12.3

Operating Activities
Net cash provided by operating activities of $216.8 million for the three months ended December 26, 2014 was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to an $18.7 million inflow from net investment in working capital. The working capital inflow was primarily driven by a $71.0 million increase in the net tax related balances, a $28.1 million decrease in accounts receivable, net and a $22.6 million decrease in inventories, partially offset by a $97.1 million decrease in other assets and liabilities. The $97.1 million decrease in other assets and liabilities resulted largely from the annual payout of cash bonuses for performance in the prior fiscal year and restructuring payments. The net increase in income taxes was predominantly due to the realization of the fiscal year 2014 tax receivable associated with the Questcor Acquisition.
Net cash provided by operating activities of $22.1 million for the three months ended December 27, 2013 was primarily attributable to income from continuing operations, as adjusted for non-cash items, partially offset by a $73.9 million outflow from net investment in working capital. The working capital outflow was primarily driven by a $58.6 million decrease in other assets and liabilities and a $33.2 million increase in inventory, partially offset by a $21.3 million increase in accounts payable. The decrease in other assets and liabilities resulted largely from the annual payout of cash bonuses for performance in the prior fiscal year and our semi-annual interest payment on our $900.0 million senior unsecured notes issued in April 2013 made in October 2013. Inventory increased, driven in part by anticipation of calendar year DEA quota renewals, which also increased our accounts payable.

Investing Activities
Net cash used in investing activities increased $8.3 million to $20.9 million for the three months ended December 26, 2014, compared with $12.6 million for the three months ended December 27, 2013. This increase primarily resulted from $4.0 million cash received from an asset disposal in the prior year period and a $3.7 million decrease in cash inflows from restricted cash.

Financing Activities
Net cash used in financing activities was $0.8 million for the three months ended December 26, 2014, compared with net cash provided by financing activities of $4.2 million for the three months ended December 27, 2013. The $5.0 million decrease largely resulted from a $9.7 million increase in repurchases of our ordinary shares to satisfy tax withholding obligations on the vesting of employee restricted share units and a $7.5 million increase in repayment of external debt and capital leases, including the repurchase of $3.3 million of the 8.00% debentures due March 2023, partially offset with a $12.1 million increase in excess tax benefit from share-based compensation and proceeds from stock option exercises.

Debt and Capitalization
At December 26, 2014, total debt was $3,965.1 million compared with total debt at September 26, 2014 of $3,972.7 million. The total debt at December 26, 2014 is comprised of $1,987.3 million of variable-rate term loans, $1,826.4 million of fixed-rate instruments, $150.0 million of borrowings under a variable-rate securitization program and $1.4 million of capital lease obligations. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of December 26, 2014, our fixed-rate instruments have a weighted-average interest rate of 5.14% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.80% and has a capacity of $160.0 million that may, subject to certain conditions, be increased to $300.0 million. In January 2015, we amended the Receivable Securitization with third-party lenders to increase the borrowing limit from $160.0 million to $250.0 million, and borrowed an additional $80.0 million to increase the outstanding borrowings to $230.0 million.
At December 26, 2014, $22.9 million of our debt is classified as current, as these payments are expected to be made within the next fiscal year.
In addition to the additional borrowing capacity under our receivable securitization program, we have a $250.0 million revolving credit facility. At December 26, 2014, we had no borrowings or letters of credit outstanding against our revolving credit facility. As such, the entire $250.0 million under the revolving credit facility is available for borrowing.
As of December 26, 2014, we were, and expect to remain, in compliance with the provisions and covenants associated with our debt agreements.
For additional information regarding our debt agreements, refer to Note 11 of Notes to Condensed Consolidated Financial Statements.

Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 16 of Notes to Condensed Consolidated Financial Statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 16 of Notes to Condensed Consolidated Financial Statements, given the information currently available, that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet as of December 26, 2014 was $15.7 million, of which $12.9 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at December 26, 2014. As of December 26, 2014, the maximum future payments we could be required to make under these indemnification obligations was $71.0 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in other assets on our unaudited condensed consolidated balance sheet at December 26, 2014.

We have recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 16 of Notes to Condensed Consolidated Financial Statements. In addition, we are liable for product performance; however, we believe, given the information currently available, that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements
We are required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating our ability to fund the decommissioning of our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though we do not intend to close this facility. We have provided this financial assurance in the form of a $57.2 million surety bond.
In addition, as of December 26, 2014, we had a $21.1 million letter of credit to guarantee decommissioning costs associated with our Saint Louis, Missouri plant upon closure, though we do not intend to close this facility. As of December 26, 2014, we had various other letters of credit and guarantee and surety bonds totaling $33.2 million.
We exchanged title to $27.4 million of our plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. We also simultaneously leased such assets back from Saint Louis County under a capital lease expiring December 2025, the terms of which provide us with the right of offset against the IRBs. The lease also provides an option for us to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a property tax abatement ten years from the date the property is placed in service. Due to the right of offset, the capital lease obligation and IRB asset are recorded net in the unaudited condensed consolidated balance sheets. We expect that the right of offset will be applied to payments required under these arrangements.
In addition, the separation and distribution agreement entered into with Covidien provides for cross-indemnities principally designed to place financial responsibility of the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Covidien's remaining business with Covidien, among other indemnities.

Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.
We believe that our accounting policies for revenue recognition, inventory, goodwill and other intangible assets, contingencies, pension and postretirement benefits, share-based compensation and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended December 26, 2014, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on November 24, 2014.

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
The risk factors included within Item 1A. of our Annual Report on Form 10-K filed with the SEC on November 24, 2014 could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
Our exposure to interest rate risk related primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of December 26, 2014, our outstanding debt included $1,987.3 million variable-rate debt on our senior secured term loans and $150.0 million variable-rate debt on our accounts receivable securitization facility. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $5.4 million.
In addition, we maintain a $250.0 million five-year senior secured revolving credit facility with a variable interest rate equal to LIBOR plus a margin based on our total net leverage ratio. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under this facility. As of December 26, 2014, there were no outstanding borrowings under this credit facility.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of December 26, 2014 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10% adverse movement in foreign exchange rates relative to the U.S. Dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10% adverse change in foreign exchange rates was $33.5 million as of December 26, 2014. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. Dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of December 26, 2014 that measures the change in the net financial position arising from a hypothetical 10% adverse movement in the exchange rates of the Euro, the Mexican Peso and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10% adverse change in the above currencies was $44.7 million as of December 26, 2014. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 16 of Notes to Condensed Consolidated Financial Statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 16 of Notes to Condensed Consolidated Financial Statements, given the information currently available, that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows. For further information on pending legal proceedings, refer to Note 16 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on November 24, 2014. Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for a discussion of other risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our common stock during the quarter ended December 26, 2014. All transactions represent deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under Plans or Programs
September 27, 2014 to October 24, 2014	69,411	$87.36	—	—
October 25, 2014 to November 28, 2014	26,978	90.25	—	—
November 29, 2014 to December 26, 2014	23,983	90.07	—	—

(1) Shares valued at the closing price of our ordinary shares on the vesting date.

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

10.1
First Amendment to the Note Purchase Agreement, dated as of January 20, 2015, among Mallinckrodt Securitization S.À R.L., the persons from time to time party thereto as purchasers, PNC Bank, National Association, as administrative agent, and Mallinckrodt LLC, as initial servicer.

10.2
First Amendment to the Purchase and Sale Agreement, dated as of January 20, 2015, among the various entities party thereto from time to time as originators, Mallinckrodt LLC, as initial servicer, and Mallinckrodt Securitization S.À R.L., as buyer.

10.3	Amended and Restated Performance Guaranty, dated as of January 20, 2015, by Mallinckrodt International Finance S.A. in favor of PNC Bank, National Association, as administrative agent.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended December 26, 2014 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 3, 2015