Form 10-Q
period 2015-03-27
Mallinckrodt plc
filed 2015-05-05
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2015

or

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
Ordinary shares, $0.20 par value - 116,974,956 shares as of April 27, 2015

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net sales	$909.9	$557.8	$1,776.2	$1,098.0
Cost of sales	421.4	295.2	849.0	579.8
Gross profit	488.5	262.6	927.2	518.2

Selling, general and administrative expenses	343.5	194.1	606.0	340.3
Research and development expenses	47.0	41.4	89.4	80.4
Separation costs	—	2.6	—	4.8
Restructuring charges, net	3.7	21.7	10.9	29.7
Gains on divestiture and license	(0.9)	(0.9)	(1.7)	(13.8)
Operating income	95.2	3.7	222.6	76.8

Interest expense	(57.4)	(12.4)	(106.2)	(22.2)
Interest income	0.4	0.5	0.5	0.8
Other income (expense), net	4.1	(0.4)	8.2	(1.0)
Income (loss) from continuing operations before income taxes	42.3	(8.6)	125.1	54.4

Income tax benefit	(34.2)	(20.3)	(43.5)	(3.7)
Income from continuing operations	76.5	11.7	168.6	58.1

Income (loss) from discontinued operations, net of income taxes	22.3	(0.1)	22.9	(0.9)

Net income	$98.8	$11.6	$191.5	$57.2

Basic earnings (loss) per share (Note 7):
Income from continuing operations	$0.66	$0.20	$1.45	$1.00
Income (loss) from discontinued operations	0.19	—	0.20	(0.02)
Net income	$0.85	$0.20	$1.65	$0.99

Basic weighted-average shares outstanding	115.6	58.2	115.2	58.0

Diluted earnings (loss) per share (Note 7):
Income from continuing operations	$0.65	$0.20	$1.43	$0.99
Income (loss) from discontinued operations	0.19	—	0.19	(0.02)
Net income	$0.84	$0.20	$1.62	$0.97

Diluted weighted-average shares outstanding	117.2	59.1	116.8	58.7

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net income	$98.8	$11.6	$191.5	$57.2
Other comprehensive loss, net of tax
Currency translation adjustments	(36.5)	(2.4)	(58.9)	(2.0)
Unrecognized gain on derivatives, net of $(0.1), $-, ($0.1) and ($0.1) tax	0.1	0.1	0.2	0.2
Unrecognized gain (loss) on benefit plans, net of $0.4, $-, ($0.1) and $0.1 tax	(0.1)	—	0.9	(0.3)
Total other comprehensive loss, net of tax	(36.5)	(2.3)	(57.8)	(2.1)
Comprehensive income	$62.3	$9.3	$133.7	$55.1

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 27, 2015	September 26, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,053.5	$707.8
Accounts receivable, less allowance for doubtful accounts of $8.4 and $6.6	556.1	545.6
Inventories	348.7	396.6
Deferred income taxes	136.2	165.2
Prepaid expenses and other current assets	124.5	255.8
Total current assets	2,219.0	2,071.0
Property, plant and equipment, net	940.9	949.2
Goodwill	2,426.1	2,401.9
Intangible assets, net	6,858.7	7,112.2
Other assets	369.6	330.5
Total Assets	$12,814.3	$12,864.8

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$22.4	$21.2
Accounts payable	141.9	128.7
Accrued payroll and payroll-related costs	75.1	125.1
Accrued royalties	28.0	68.0
Accrued and other current liabilities	508.3	561.8
Total current liabilities	775.7	904.8
Long-term debt	3,966.3	3,951.5
Pension and postretirement benefits	116.6	119.1
Environmental liabilities	79.0	59.9
Deferred income taxes	2,297.0	2,398.6
Other income tax liabilities	109.7	122.6
Other liabilities	283.9	350.3
Total Liabilities	7,628.2	7,906.8
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 117,226,478 and 116,160,353 issued; 116,861,291 and 115,929,588 outstanding	23.4	23.2
Ordinary shares held in treasury at cost, 365,187 and 230,765	(29.8)	(17.5)
Additional paid-in capital	5,278.9	5,172.4
Retained earnings	(94.3)	(285.8)
Accumulated other comprehensive income	7.9	65.7
Total Shareholders' Equity	5,186.1	4,958.0
Total Liabilities and Shareholders' Equity	$12,814.3	$12,864.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	March 27, 2015	March 28, 2014
Cash Flows From Operating Activities:
Net income	$191.5	$57.2
(Income) loss from discontinued operations, net of income taxes	(22.9)	0.9
Income from continuing operations	168.6	58.1
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	301.2	76.7
Share-based compensation	65.9	9.4
Deferred income taxes	(124.2)	(12.3)
Non-cash restructuring charge	—	2.6
Other non-cash items	(36.7)	4.1
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(29.8)	79.6
Inventories	42.3	(39.0)
Accounts payable	19.1	(34.0)
Income taxes	82.3	0.3
Other	(123.2)	(4.3)
Net cash provided by operating activities	365.5	141.2
Cash Flows From Investing Activities:
Capital expenditures	(55.1)	(50.7)
Acquisitions and intangibles, net of cash acquired	—	(1,293.2)
Restricted cash	0.4	4.1
Other	1.7	8.0
Net cash used in investing activities	(53.0)	(1,331.8)
Cash Flows From Financing Activities:
Issuance of external debt	80.0	1,296.8
Repayment of external debt and capital leases	(63.5)	(30.8)
Debt financing costs	(0.4)	(32.2)
Excess tax benefit from share-based compensation	20.2	4.0
Proceeds from exercise of share options	20.6	16.1
Repurchase of shares	(12.3)	(1.8)
Other	(4.0)	—
Net cash provided by financing activities	40.6	1,252.1
Effect of currency rate changes on cash	(7.4)	(2.1)
Net increase in cash and cash equivalents	345.7	59.4
Cash and cash equivalents at beginning of period	707.8	275.5
Cash and cash equivalents at end of period	$1,053.5	$334.9

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at September 26, 2014	116.2	$23.2	0.2	$(17.5)	$5,172.4	$(285.8)	$65.7	$4,958.0
Net income	—	—	—	—	—	191.5	—	191.5
Currency translation adjustments	—	—	—	—	—	—	(58.9)	(58.9)
Change in derivatives, net of tax	—	—	—	—	—	—	0.2	0.2
Minimum pension liability, net of tax	—	—	—	—	—	—	0.9	0.9
Share options exercised	0.7	0.1	—	—	20.5	—	—	20.6
Vesting of restricted shares	0.3	0.1	—	—	(0.1)	—	—	—
Excess tax benefit from share-based compensation	—	—	—	—	20.2	—	—	20.2
Share-based compensation	—	—	—	—	65.9	—	—	65.9
Repurchase of shares	—	—	0.2	(12.3)	—	—	—	(12.3)
Balance at March 27, 2015	117.2	$23.4	0.4	$(29.8)	$5,278.9	$(94.3)	$7.9	$5,186.1

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
During the first quarter of fiscal 2015, the integration of Questcor Pharmaceuticals, Inc. ("Questcor") was substantially completed. With this, and given the increased significance of the Specialty Brands business to the Company's results and the expected long-term growth of this business as compared to the Specialty Generics business, the Company changed its reportable segments during the first quarter. The Company now presents the Specialty Brands and Specialty Generics businesses as reportable segments, along with the continued presentation of Global Medical Imaging as a reportable segment. The Company historically presented the Specialty Brands and Specialty Generics businesses within the Specialty Pharmaceuticals segment. Prior year amounts have been recast to conform to current presentation. The three reportable segments are further described below:

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

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which they own or control more than fifty percent of the voting shares, or have the ability to control through similar rights. The results of entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. Divestitures of product lines and businesses that did not qualify as discontinued operations have been reflected in operating income. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated and combined financial statements included in its Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("the SEC") on November 24, 2014 and Current Report on Form 8-K filed with the SEC on April 3, 2015.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of September. The second fiscal quarters of 2015 and 2014 ended on March 27, 2015 and March 28, 2014, respectively. Unless otherwise indicated, the three and six months ended March 27, 2015 refers to the thirteen and twenty-six week period ended March 27, 2015 and the three and six months ended March 28, 2014 refers to the thirteen and twenty-six week period ended March 28, 2014. Fiscal 2014 consisted of 52 weeks and ended on September 26, 2014.

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
FASB issued ASU 2014-09, "Revenue from Contracts with Customers," in May 2014. The issuance of ASU 2014-09 and International Financial Reporting Standards ("IFRS") 15, "Revenue from Contracts with Customers," completes the joint effort by FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and IFRS. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance is effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted in the first quarter of fiscal 2018. The Company continues to assess the potential impact of the guidance.

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
Business Acquisitions
Questcor Pharmaceuticals
On August 14, 2014, the Company acquired all of the outstanding common stock of Questcor, a biopharmaceutical company, for total consideration of approximately $5.9 billion, comprised of cash consideration of $30.00 per share, 0.897 ordinary shares of the Company for each share of Questcor common stock owned and the portion of outstanding equity awards deemed to have been earned as of August 14, 2014 ("the Questcor Acquisition"). The acquisition was funded through an issuance of approximately 57 million ordinary shares, proceeds from the issuance of $900.0 million aggregate principal amount of senior unsecured notes, $700.0 million of borrowings under a senior secured term loan facility, $150.0 million of cash from a receivable securitization program, as further discussed in Note 11, and cash on hand. H.P. Acthar® Gel (repository corticotropin injection) ("Acthar"), Questcor's primary product, is focused on the treatment of patients with serious, difficult-to-treat autoimmune and rare diseases. Acthar is an injectable drug that is approved by the U.S. Food and Drug Administration ("FDA") for use in 19 indications, including the currently marketed areas of neurology, rheumatology, nephrology and pulmonology. As part of the acquisition, the Company also acquired BioVectra, Inc. ("BioVectra"), a specialty contract manufacturer that provides services to the global pharmaceuticals and biotechnology industry.

Cadence Pharmaceuticals
On March 19, 2014, the Company acquired all of the outstanding common stock of Cadence Pharmaceuticals, Inc. ("Cadence"), a biopharmaceutical company focused on commercializing products principally for use in the hospital setting, for total consideration of $14.00 per share in cash, or approximately $1.3 billion ("the Cadence Acquisition"). The acquisition was primarily funded through a $1.3 billion of borrowings under a senior secured term loan credit facility, as further discussed in Note 11. Cadence's sole product, OFIRMEV® (acetaminophen) injection ("Ofirmev"), is a proprietary intravenous formulation of acetaminophen for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever. The Cadence Acquisition added a product to the Specialty Brands segment and provides the Company an opportunity to expand its reach into the adjacent hospital market, in which Cadence had established a presence.

Fair Value Allocation
The following amounts represent the preliminary allocation of the fair value of the identifiable assets acquired and liabilities assumed for the Questcor Acquisition, including preliminary goodwill and intangible assets, and the related deferred tax balances. The Company expects to complete its valuation analysis and finalize deferred tax balances as of the acquisition date no later than twelve months from the date of the Questcor Acquisition. The changes in the purchase price allocation and preliminary goodwill based on the final valuation may include, but are not limited to, the impact of state tax rates in determining the deferred tax balances. During the six months ended March 27, 2015, there were adjustments to the purchase price allocation primarily related to the ongoing evaluation of the non tax deductible branded pharmaceutical fee associated with net sales of Acthar and U.S. state deferred tax balances. The following also presents the final allocation of the fair value of the identifiable assets acquired and liabilities assumed for the Cadence Acquisition. There were no measurement period adjustments recognized during the six months ended March 27, 2015 that would amend the previously disclosed preliminary purchase price allocation for the Cadence Acquisition.

	Questcor	Cadence
Cash and cash equivalents	$445.1	$43.2
Inventory	67.9	21.0
Intangible assets	5,601.1	1,300.0
Goodwill	1,795.7	318.1
Other assets, current and non-current (1)	274.3	18.0
Total assets acquired	8,184.1	1,700.3
Current liabilities (2)	169.5	60.1
Unpaid purchase consideration (current)	128.8	—
Other liabilities (non-current) (2)	184.8	18.7
Deferred tax liabilities, net (non-current)	1,914.5	292.3
Total liabilities assumed	2,397.6	371.1
Net assets acquired	$5,786.5	$1,329.2

(1)	This amount includes $87.3 million and $14.7 million of accounts receivable for the Questcor Acquisition and the Cadence Acquisition, respectively, which is also the gross contractual value.

(2)	These amounts include $30.0 million of pre-existing Cadence debt, which the Company repaid upon completion of the Cadence Acquisition.

The following reconciles the total consideration to net assets acquired:

	Questcor	Cadence
Total consideration, net of cash	$5,470.2	$1,286.0
Plus: cash assumed in acquisition	445.1	43.2
Total consideration	5,915.3	1,329.2
Less: unpaid purchase consideration	(128.8)	—
Net assets acquired	$5,786.5	$1,329.2

Intangible assets acquired consist of the following:

Questcor	Amount	Amortization Period
Completed technology	$5,343.3	18 years
Trademark	5.2	13 years
Customer relationships	34.3	12 years
In-process research and development	218.3	Non-Amortizable
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

Financial Results
The amount of net sales and earnings included in the Company's results for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net sales
Questcor	$259.5	$—	$547.3	$—
Cadence	68.1	5.3	139.5	5.3
	$327.6	$5.3	$686.8	$5.3
Operating income (loss)
Questcor	$7.3	$—	$88.5	$—
Cadence	(32.3)	(9.0)	(41.6)	(9.0)
	$(25.0)	$(9.0)	$46.9	$(9.0)

The amount of amortization on acquired intangible assets included within operating income (loss) for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Intangible asset amortization
Questcor	$75.4	$—	$150.8	$—
Cadence	40.7	4.8	81.3	4.8
	$116.1	$4.8	$232.1	$4.8

Acquisition-related costs incurred for the Cadence acquisition during the three and six month periods ended March 28, 2014 were $17.6 million, and were included within selling, general and administrative expenses in the consolidated statements of income.
During the three months ended March 27, 2015 and March 28, 2014, the Company recognized $4.4 million and $1.1 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory. During the six months ended March 27, 2015 and March 28, 2014, the Company recognized $35.2 million and $1.1 million, respectively, of expense associated with fair value adjustments of acquired inventory. This expense was included within cost of sales.

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

	Three Months Ended	Six Months Ended
	March 28, 2014	March 28, 2014
Net sales	$815.3	$1,633.7
Net income	10.2	70.5

Basic earnings per share	$0.09	$0.62
Diluted earnings per share	0.09	0.61

License Agreement
Bristol-Myers Squibb
As part of the Cadence Acquisition, the Company acquired the exclusive development and commercialization rights to Ofirmev in the U.S. and Canada, as well as the rights to the patents and technology, which were originally in-licensed by Cadence from BMS in March 2006. BMS sublicensed these rights to Cadence under a license agreement with SCR Pharmatop S.A. ("Pharmatop"), and the Company has the right to grant sublicenses to third parties. Under this license agreement, the Company may be obligated to make future milestone payments of up to $25.0 million upon the achievement of certain levels of net sales, of which $10.0 million was paid during the three months ended March 27, 2015. In addition, the Company is obligated to pay royalties on sales of the product. During the three and six months ended March 27, 2015, the Company paid royalties of $5.0 million and $15.1 million, respectively. The royalties paid during the three and six months ended March 28, 2014, were immaterial.

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
Net restructuring and related charges by segment were as follows:

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Specialty Brands	$0.9	$2.1	$15.1	$2.1
Specialty Generics	2.7	0.6	2.7	0.6
Global Medical Imaging	0.2	18.5	(7.1)	26.6
Corporate	—	0.5	0.4	0.5
Restructuring and related charges, net	3.8	21.7	11.1	29.8
Less: accelerated depreciation	(0.1)	—	(0.2)	(0.1)
Restructuring charges, net	$3.7	$21.7	$10.9	$29.7

Net restructuring and related charges were comprised of the following:

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
2013 Mallinckrodt Program	$2.9	$22.6	$(2.0)	$30.9
Acquisitions	0.9	(0.4)	13.1	(0.4)
Other	—	(0.5)	—	(0.7)
Total	3.8	21.7	11.1	29.8
Less: non-cash charges, including accelerated share-based compensation expense	(1.0)	(2.6)	(7.9)	(2.7)
Total charges expected to be settled in cash	$2.8	$19.1	$3.2	$27.1

Non-cash charges during the three and six months ended March 27, 2015 included $0.9 million and $7.7 million of accelerated share-based compensation expense related to employee terminations, primarily associated with the Questcor Acquisition. Non-cash charges during the three and six months ended March 28, 2014 included a $2.6 million non-cash facility closure charge associated with restructuring activities within the Global Medical Imaging segment.
The following table summarizes cash activity for restructuring reserves, substantially all of which are related to employee severance and benefits:

	2013 Mallinckrodt Program	Acquisitions	Other	Total
Balance at September 26, 2014	$26.6	$7.9	$0.4	$34.9
Charges	5.8	6.3	—	12.1
Changes in estimate	(7.9)	(1.0)	—	(8.9)
Cash payments	(14.7)	(11.3)	(0.1)	(26.1)
Reclassifications (1)	(1.3)	—	—	(1.3)
Currency translation	(0.7)	—	—	(0.7)
Balance at March 27, 2015	$7.8	$1.9	$0.3	$10.0

(1)	Represents the reclassification of pension and other postretirement benefits from restructuring reserves to pension and postretirement obligations.

Net restructuring and related charges, including associated asset impairments, incurred cumulative-to-date related to the 2013 Mallinckrodt Program were as follows:

Specialty Brands	$3.1
Specialty Generics	14.1
Global Medical Imaging	64.4
Corporate	5.7
$87.3

Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

6.	Income Taxes
The Company recognized an income tax benefit of $34.2 million on income from continuing operations before income taxes of $42.3 million for the three months ended March 27, 2015 and an income tax benefit of $20.3 million on loss from continuing operations before income taxes of $8.6 million for the three months ended March 28, 2014. This resulted in effective tax rates of negative 80.9% and positive 236.0% for the three months ended March 27, 2015 and March 28, 2014, respectively. The Company recognized income tax benefits of $43.5 million and $3.7 million on income from continuing operations before income taxes of $125.1 million and $54.4 million for the six months ended March 27, 2015 and March 28, 2014, respectively. This resulted in effective tax rates of negative 34.8% and negative 6.8% for the six months ended March 27, 2015 and March 28, 2014, respectively.

The $13.9 million increase in tax benefit for the three months ended March 27, 2015, as compared with the three months ended March 28, 2014, resulted in an approximately 316% decrease in the effective tax rate. Of this overall decrease, 212% was attributable to a diminutive loss from continuing operations before taxes for the three months ended March 28, 2014, 66% was due to an increase in amortization of acquired intangible assets resulting in an increase to the favorable rate difference between non-U.S. and U.S. tax jurisdictions,36% was due to an increase in the favorable rate difference between non-U.S. and U.S. tax jurisdictions related to the impact of recent acquisitions which includes the impacts of acquisition financing and the integration of the acquired intangible property into the Company’s legal entity structure, and 3% was due to the recognition of previously unrecognized tax benefits within the three months ended March 27, 2015.
The effective rate for the six months ended March 27, 2015, as compared with the six months ended March 28, 2014, decreased by approximately 28%, of which approximately 14% was attributable to an increase in the favorable rate difference between non-U.S. and U.S. tax jurisdictions related to the impact of recent acquisitions, which includes the impacts of acquisition financing and the integration of the acquired intangible property into the Company’s legal entity structure, and 10% was due to an increase in amortization of acquired intangible assets resulting in an increase to the favorable rate difference between non-U.S. and U.S. tax jurisdictions.
As a part of the Cadence integration, the Company entered into an internal installment sale transaction during the year ended September 26, 2014. As a part of the Questcor integration, the Company entered into an internal installment sale transaction during the three months ended December 26, 2014. The Questcor internal installment sale transaction resulted in a decrease of $1,488.7 million to the deferred tax liability associated with the Acthar intangible asset, a $1,515.9 million increase to the deferred tax liability associated with an installment sale note receivable, a $25.3 million increase to deferred tax charges and a $1.9 million increase to prepaid taxes.
During the three and six months ended March 27, 2015, the Company recognized a$22.5 million benefit associated with the expiration of tax indemnifications, as further discussed in Note 16, within discontinued operations within the unaudited condensed consolidated statement of income. The Company realized a deferred tax asset of $8.2 million and released a corresponding valuation allowance, which resulted in no net tax consequences associated with this expiration.
The Company's unrecognized tax benefits, excluding interest, totaled $77.4 million at March 27, 2015 and $82.0 million at September 26, 2014. The net decrease of $4.6 million primarily resulted from decreases to prior period tax positions of $2.7 million, settlements of $4.0 million and the lapse of the applicable statutes of limitation of $1.3 million, which were partially offset by $3.4 million of increases to current year activity. If favorably settled, the $77.4 million of unrecognized tax benefits at March 27, 2015 would impact the effective tax rate. The total amount of accrued interest related to these obligations was $42.0 million at March 27, 2015 and $45.1 million at September 26, 2014.
Additionally, the Company reduced its current and non-current payables by $5.0 million for matters other than uncertain tax positions related to periods prior to September 29, 2012. These reductions included payments of $3.0 million and a favorable impact to the tax provision for the three and six months ended March 27, 2015.
It is reasonably possible that within the next twelve months, as a result of the resolution of various federal, state and foreign examinations and appeals and the expiration of various statutes of limitation, the unrecognized tax benefits will decrease by up to $15.0 million and the amount of interest and penalties will decrease by up to $11.3 million.

7.	Earnings (Loss) per Share
Beginning in the fourth quarter of fiscal 2014, basic earnings (loss) per share was computed using the two-class method. The two-class method is an earnings allocation that determines earnings per share for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company's restricted stock awards, issued in conjunction with the Questcor Acquisition in August 2014, are considered participating securities as holders are entitled to receive non-forfeitable dividends during the vesting term. Diluted earnings per share includes securities that could potentially dilute basic earnings per share during a reporting period, which includes all share-based compensation awards other than participating securities. Dilutive securities, including participating securities, are not included in the computation of loss per share when the Company reports a net loss from continuing operations as the impact would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Earnings (loss) per share numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$76.5	$11.7	$168.6	$58.1
Less: earnings allocated to participating securities	0.7	—	1.7	—
Income from continuing operations attributable to common shareholders, after earnings allocated to participating securities	75.8	11.7	166.9	58.1
Income (loss) from discontinued operations	22.3	(0.1)	22.9	(0.9)
Less: earnings from discontinued operations allocated to participating securities	0.2	—	0.2	—
Income (loss) from discontinued operations attributable to common shareholders, after allocation of earnings to participating securities	22.1	(0.1)	22.7	(0.9)
Net income attributable to common shareholders, after allocation of earnings to participating securities	$97.9	$11.6	$189.6	$57.2
Earnings (loss) per share denominator:
Weighted-average shares outstanding - basic	115.6	58.2	115.2	58.0
Impact of dilutive securities	1.6	0.9	1.6	0.7
Weighted-average shares outstanding - diluted	117.2	59.1	116.8	58.7
Basic earnings (loss) per share attributable to common shareholders
Income from continuing operations	$0.66	$0.20	$1.45	$1.00
Income (loss) from discontinued operations	0.19	—	0.20	(0.02)
Net income attributable to common shareholders	$0.85	$0.20	$1.65	$0.99
Diluted earnings (loss) per share attributable to common shareholders
Income from continuing operations	$0.65	$0.20	$1.43	$0.99
Income (loss) from discontinued operations	0.19	—	0.19	(0.02)
Net income attributable to common shareholders	$0.84	$0.20	$1.62	$0.97

There were no anti-dilutive equity awards excluded from the computation of diluted earnings per share for the three and six months ended March 27, 2015 and March 28, 2014, respectively.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	March 27, 2015	September 26, 2014
Raw materials and supplies	$77.0	$73.6
Work in process	178.4	212.1
Finished goods	93.3	110.9
	$348.7	$396.6

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	March 27, 2015	September 26, 2014
Property, plant and equipment, gross	$1,900.0	$1,888.4
Less: accumulated depreciation	(959.1)	(939.2)
Property, plant and equipment, net	$940.9	$949.2

Depreciation expense for property, plant and equipment was $27.0 million and $26.1 million during the three months ended March 27, 2015 and March 28, 2014, respectively, and $52.1 million and $52.4 million during the six months ended March 27, 2015 and March 28, 2014, respectively. Depreciation expense included depreciation on demonstration equipment of $0.5 million and $0.9 million for the three months ended March 27, 2015 and March 28, 2014, respectively, and $0.9 million and $2.0 million for the six months ended March 27, 2015 and March 28, 2014, respectively. Demonstration equipment was included within other assets on the unaudited condensed consolidated balance sheets.

10.	Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of goodwill by segment at the end of each period were as follows:

	March 27, 2015		September 26, 2014
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$2,219.1	$—	$2,194.9	$—
Specialty Generics	207.0	—	207.0	—
Global Medical Imaging	219.7	(219.7)	219.7	(219.7)
Total	$2,645.8	$(219.7)	$2,621.6	$(219.7)

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	March 27, 2015		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$7,040.1	$578.4	$7,040.1	$339.7
Licenses	185.1	93.6	185.1	87.3
Customer relationships	29.9	2.6	33.8	0.6
Trademarks	12.4	4.4	13.0	4.1
Other	6.7	6.7	6.7	5.0
Total	$7,274.2	$685.7	$7,278.7	$436.7
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	235.2		235.2
Total	$270.2		$270.2

Intangible asset amortization expense was $123.6 million and $15.5 million during the three months ended March 27, 2015 and March 28, 2014, respectively. Intangible asset amortization expense was $249.1 million and $24.3 million during the six months ended March 27, 2015 and March 28, 2014, respectively. The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of fiscal 2015	$247.4
Fiscal 2016	494.2
Fiscal 2017	492.3
Fiscal 2018	483.3
Fiscal 2019	483.0

11.	Debt
Debt was comprised of the following at the end of each period:

	March 27, 2015	September 26, 2014
Current maturities of long-term debt:
2.85% term loan due April 2016	$0.4	$0.4
Term loans due March 2021	20.0	18.2
4.00% term loan due February 2022	1.1	1.2
Capital lease obligation	0.9	1.4
Total current debt	22.4	21.2
Long-term debt:
Variable-rate receivable securitization	180.0	150.0
2.85% term loan due April 2016	2.2	2.7
3.50% notes due April 2018	300.0	300.0
Term loans due March 2021	1,962.7	1,972.1
4.00% term loan due February 2022	7.9	9.6
9.50% debentures due May 2022	10.4	10.4
5.75% notes due August 2022	900.0	900.0
8.00% debentures due March 2023	4.7	8.0
4.75% notes due April 2023	598.4	598.3
Capital lease obligation	—	0.4
Total long-term debt	3,966.3	3,951.5
Total debt	$3,988.7	$3,972.7

In April 2013, Mallinckrodt International Finance S.A. ("MIFSA"), a subsidiary of the Company, issued and sold in a private placement $300.0 million aggregate principal amount of 3.50% senior unsecured notes due April 2018 and $600.0 million aggregate principal amount of 4.75% senior unsecured notes due April 2023 (collectively, "the Notes"). The Notes are subject to an indenture which contains customary affirmative and negative covenants. Mallinckrodt plc has fully and unconditionally guaranteed the Notes on an unsecured and unsubordinated basis. MIFSA pays interest on the Notes semiannually in arrears on April 15th and October 15th of each year.
In March 2014, in connection with the Cadence Acquisition, MIFSA and Mallinckrodt CB LLC ("MCB"), each a wholly-owned subsidiary of the Company, entered into senior secured credit facilities consisting of a $1.3 billion term loan facility due 2021 ("the March 2014 Term Loan") and a $250.0 million revolving credit facility due 2019 ("the Revolver") (collectively, "the Facilities"). The Facilities are fully and unconditionally guaranteed by Mallinckrodt plc, certain of its direct or indirect wholly-owned U.S. subsidiaries and each of its direct or indirect wholly-owned subsidiaries that owns directly or indirectly any such wholly-owned U.S. subsidiary (collectively, "the Guarantors"). The Facilities contain customary affirmative and negative covenants and are secured by a security interest in certain assets of MIFSA, MCB and the Guarantors. The Facilities bear interest at LIBOR plus a margin based on the

Company's total net leverage ratio, and the March 2014 Term Loan is subject to a minimum LIBOR level of 0.75%. Interest payment dates are variable based on the LIBOR rate utilized, but the Company generally expects interest to be payable every 90 days. The March 2014 Term Loan requires quarterly principal amortization payments in an amount equal to 0.25% of the original principal amount of the March 2014 Term Loan payable on the last day of each calendar quarter, which commenced June 30, 2014, with the remaining balance payable on the due date, March 19, 2021. The Revolver contains a $150.0 million letter of credit provision, of which none had been issued as of March 27, 2015. The fee applied to outstanding letters of credit is based on the interest rate applied to borrowings. As of March 27, 2015, the applicable interest rate on outstanding borrowings under the Revolver would have been approximately 2.70%; however, there were no outstanding borrowings. As of March 27, 2015, the applicable interest rate for the March 2014 Term Loan was 3.25% and outstanding borrowings totaled approximately $1.3 billion.
In July 2014, Mallinckrodt Securitization S.À.R.L. ("Mallinckrodt Securitization"), a wholly-owned special purpose subsidiary of the Company, entered into a $160.0 million accounts receivable securitization facility that matures in July 2017 ("the Receivable Securitization"). In January 2015, Mallinckrodt Securitization amended the Receivable Securitization with third-party lenders to increase the borrowing limit from $160.0 million to $250.0 million. The terms of the Receivable Securitization, and the determination of interest rates, were largely unchanged. Mallinckrodt Securitization may, from time to time, obtain up to $250.0 million in third-party borrowings secured by certain receivables, which may be increased to $300.0 million upon approval of the third-party lenders, subject to certain conditions. The Receivable Securitization agreements contain customary representations, warranties and affirmative and negative covenants. Loans under the Receivable Securitization bear interest (including facility fees) at a rate equal to one-month LIBOR plus a margin of 0.80%, and are repaid as required under the limits established by the borrowing base, at maturity or on an interim basis at management's discretion. As of March 27, 2015, the applicable interest rate on outstanding borrowings under the Receivable Securitization was 0.98% and outstanding borrowings totaled $180.0 million.
In August 2014, MIFSA and MCB issued $900.0 million aggregate principal amount of 5.75% senior unsecured notes due August 1, 2022 ("the 2022 Notes"). The 2022 Notes are guaranteed on an unsecured basis by certain of MIFSA's subsidiaries and are subject to an indenture that contains certain customary covenants and events of default. The indenture also allows for early redemption under certain circumstances. MIFSA will pay interest on the 2022 Notes semiannually in arrears on February 1st and August 1st of each year, which commenced on February 1, 2015.
In August 2014, MIFSA and MCB entered into a $700.0 million senior secured term loan facility ("the August 2014 Term Loan"). The August 2014 Term Loan is an incremental tranche under the credit agreement governing the Facilities entered into in March 2014, and has substantially similar terms to the March 2014 Term Loan (other than pricing), including the determination of interest rates and quarterly principal amortization payments equal to 0.25% of the original principal amount of the August 2014 Term Loan. The quarterly principal payments commenced on December 31, 2014, with the remaining balance payable on the due date of March 19, 2021. Mallinckrodt plc and its subsidiaries (other than MIFSA, MCB and the subsidiaries of MIFSA that guarantee the Facilities) will not guarantee the August 2014 Term Loan, and the August 2014 Term Loan will not be secured by the assets of such entities. The August 2014 Term Loan bears interest under substantially similar terms of the March 2014 Term Loan, including the use of LIBOR rates with a minimum floor, except that the margin applied to LIBOR is not dependent upon the Company's total net leverage ratio. At March 27, 2015, the applicable interest rate for the August 2014 Term Loan was 3.50% and outstanding borrowings totaled $698.3 million.
As of March 27, 2015, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

12.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Service cost	$1.2	$1.2	$2.4	$2.5
Interest cost	4.4	5.0	8.9	9.9
Expected return on plan assets	(5.7)	(6.1)	(11.5)	(12.2)
Amortization of net actuarial loss	2.4	2.1	4.7	4.2
Amortization of prior service (credit) cost	(0.2)	(0.2)	(0.4)	(0.3)
Plan settlements	1.2	0.3	1.2	0.3
Net periodic benefit cost	$3.3	$2.3	$5.3	$4.4

The net periodic benefit credit for the Company's postretirement benefit plans for the three months ended March 27, 2015 and March 28, 2014 was $0.5 million and $1.8 million, respectively, and for the six months ended March 27, 2015 and March 28, 2014 was $1.0 million and $3.6 million, respectively. The individual components of the credit were not material.
Net periodic benefit cost (credit) for the Company's defined benefit pension plans and postretirement benefit plans was included within cost of sales and selling, general and administrative expenses on the unaudited condensed consolidated statements of income.
The Company does not anticipate making material involuntary contributions in fiscal 2015, but may elect to make voluntary contributions to its defined benefit pension plans or its postretirement benefit plans during fiscal 2015.

13.	Accumulated Other Comprehensive Income
The following summarizes the change in accumulated other comprehensive income for the six months ended March 27, 2015:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 26, 2014	$131.0	$(6.8)	$(58.5)	$65.7
Other comprehensive income before reclassifications	(58.9)	—	(1.3)	(60.2)
Amounts reclassified from accumulated other comprehensive income	—	0.2	2.2	2.4
Net current period other comprehensive income (loss)	(58.9)	0.2	0.9	(57.8)
Balance at March 27, 2015	$72.1	$(6.6)	$(57.6)	$7.9

The following summarizes reclassifications out of accumulated other comprehensive income for the three and six months ended March 27, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended March 27, 2015	Six Months Ended March 27, 2015	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized gain on derivatives	$0.2	$0.3	Interest expense
Income tax provision	(0.1)	(0.1)	Income tax benefit
Net of income taxes	0.1	0.2

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.4	4.7	(1)
Prior service credit	(1.2)	(2.3)	(1)
Plan settlements	1.2	1.2
Total before tax	2.4	3.6
Income tax provision	(0.9)	(1.4)	Income tax benefit
Net of income taxes	1.5	2.2

Total reclassifications for the period	$1.6	$2.4

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

The following summarizes the changes in accumulated other comprehensive income for the six months ended March 28, 2014:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 27, 2013	$158.6	$(7.3)	$(42.8)	$108.5
Other comprehensive income before reclassifications	(2.0)	—	—	(2.0)
Amounts reclassified from accumulated other comprehensive income	—	0.2	(0.3)	(0.1)
Net current period other comprehensive income (loss)	(2.0)	0.2	(0.3)	(2.1)
Balance at March 28, 2014	$156.6	$(7.1)	$(43.1)	$106.4
The following summarizes reclassifications out of accumulated other comprehensive income for the three and six months ended March 28, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended March 28, 2014	Six Months Ended March 28, 2014	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized gain on derivatives	$0.1	$0.3	Interest expense
Income tax provision	—	(0.1)	Income tax benefit
Net of income taxes	0.1	0.2

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.1	4.2	(1)
Prior service credit	(2.4)	(4.9)	(1)
Plan settlements	0.3	0.3
Total before tax	—	(0.4)
Income tax provision	—	0.1	Income tax benefit
Net of income taxes	—	(0.3)

Total reclassifications for the period	$0.1	$(0.1)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

14.	Transactions with Former Parent Company
On June 28, 2013, the Pharmaceuticals business of Covidien plc, which was subsequently acquired by Medtronic plc, ("Covidien") was transferred to Mallinckrodt plc, thereby completing its legal separation from Covidien ("the Separation"). Prior to the completion of the Separation on June 28, 2013, the Company was part of Covidien and, as such, transactions between Covidien and the Company were considered related party transactions. The continuing relationship between Covidien and the Company was primarily governed through agreements entered into as part of the Separation, including a separation and distribution agreement, a tax matters agreement and a transition services agreement. These agreements were filed with the SEC as Exhibits 2.1, 10.1 and 10.3, respectively, to the Company's Current Report on Form 8-K filed on July 1, 2013. For further discussion on these agreements and other historical related party transactions, refer to the Company's Annual Report on Form 10-K filed with the SEC on November 24, 2014.

Sales and Purchases
During the three months ended March 27, 2015 and March 28, 2014, the Company sold inventory to Covidien in the amount of $10.2 million and $11.1 million, respectively, which is included in net sales in the unaudited condensed consolidated statements of income. During the six months ended March 27, 2015 and March 28, 2014, the Company sold inventory to Covidien in the amount of $19.4 million and $23.2 million, respectively. The Company also purchases inventories from Covidien. The Company recognized cost of sales from these inventory purchases of $4.3 million and $9.3 million during the three months ended March 27, 2015 and March 28, 2014, respectively, and $8.8 million and $19.3 million during the six months ended March 27, 2015 and March 28, 2014, respectively.

Balance Sheet Impacts
Subsequent to the Separation, the Company and Covidien maintain an ongoing relationship in which each party may provide services to the other party, including the distribution of goods. As a result of these relationships, the unaudited condensed consolidated balance sheets as of March 27, 2015 and September 26, 2014 included $10.9 million and $82.2 million, respectively, of amounts due to the Company from Covidien, within prepaid expenses and other current assets, and $5.4 million and $84.5 million, respectively, of amounts the Company owes Covidien, included within accrued and other liabilities.

Transition Services Agreement
The Company and Covidien entered into a transition services agreement in connection with the Separation pursuant to which the Company and Covidien provided each other, on an interim and transitional basis, various services including, but not limited to, treasury administration, information technology services, non-exclusive distribution and importation services for the Company's products in certain countries outside the U.S., regulatory, general and administrative services and other support services. The agreed-upon charges for such services were generally intended to allow the servicing party to recover all out-of-pocket costs and expenses, and included a predetermined profit margin. The Company terminated the transition services agreement during the first quarter of fiscal 2015.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of March 27, 2015 and September 26, 2014 was $15.9 million and $16.6 million, respectively, of which $13.1 million and $13.9 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at March 27, 2015 and September 26, 2014. As of March 27, 2015, the maximum future payments the Company could be required to make under these indemnification obligations was $71.0 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million and $19.4 million remained in other assets on the unaudited condensed consolidated balance sheets at March 27, 2015 and September 26, 2014, respectively.
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
In addition, as of March 27, 2015, the Company had a $21.1 million letter of credit to guarantee decommissioning costs associated with its Saint Louis, Missouri plant, though it does not intend to close this facility. As of March 27, 2015, the Company had various other letters of credit and guarantee and surety bonds totaling $38.4 million.
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

'222 and '218 Patent Litigation: Exela Pharma Sciences, LLC. In August 2011, Cadence, a subsidiary of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by Cadence, filed suit in the U.S. District Court for the District of Delaware against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc. (collectively, "Exela"), alleging that Exela infringed U.S. Patent Nos. 6,028,222 ("the '222 patent") and 6,992,218 ("the '218 patent") by submitting an ANDA to the FDA seeking to sell a generic version of Ofirmev. The filing of the lawsuit triggered a stay of FDA approval of the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the '222 and '218 patents, the entry of a settlement order or consent decree stating that the '222 and '218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Exela, or such shorter or longer period as the court may order. After a bench trial, the court ruled in favor of Cadence in November 2013 and found that Exela's ANDA infringed the '222 and '218 patents. On December 20, 2013, Exela appealed the decision and oral arguments in the appeal occurred on November 7, 2014. In March 2015, the Federal Circuit affirmed the district court decision.
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
The Company intends to vigorously enforce its intellectual property rights relating to Ofirmev to prevent the marketing of infringing generic or competing products prior to the expiration of the Cadence patents. An adverse outcome in either the Exela, InnoPharma or Agila matters ultimately could result in the launch of one or more generic versions of Ofirmev before the expiration of the last of the listed patents on June 6, 2021 (or December 6, 2021 if pediatric exclusivity is granted), which could adversely affect the Company's ability to successfully maximize the value of Ofirmev and have an adverse effect on its financial condition, results of operations and cash flows.
'222 and '218 Patents: Ex Parte Reexamination. In September 2012, Exela filed with the U.S. Patent and Trademark Office ("USPTO") a Request for Ex Parte Reexamination of the '222 patent and the USPTO granted that request. The reexamination process requires the USPTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third-party or the USPTO. Cadence and Pharmatop have filed, with the USPTO, a patent owner's statement commenting on the reexamination request, and thereafter the parties made various submissions. In March 2015, the USPTO issued an ex parte reexamination certificate for the '222 patent listing the claims that resulted from the reexamination proceeding.
In addition, in January 2014, an unidentified third-party filed, with the USPTO, a Request for Ex Parte Reexamination of the '218 patent. The reexamination request was granted on March 14, 2014. In July 2014, the USPTO issued a Non-Final Office Action in the '218 reexamination in which it rejected certain claims. In September 2014, Cadence and Pharmatop filed an Amendment and Response to the Office Action. Cadence and Pharmatop filed a supplemental response in January 2015.
All of the claims of the '218 patent remain valid and in force during the reexamination proceeding. Because the Company and Pharmatop believe that the scope and validity of the patent claims in the '222 reexamination certificate and the '218 patent are appropriate and that the USPTO's prior issuances of the patents were correct, the Company, in conjunction with Pharmatop, will vigorously defend these patents. It is not possible at this time to determine with certainty whether the Company will ultimately succeed in maintaining the full scope and validity of the claims of the '218 patent during reexamination. If any of the patent claims in the '218 patent ultimately are narrowed during prosecution before the USPTO, the extent of the patent coverage afforded to Ofirmev could be impaired, which could have a material adverse effect on the Company's financial condition, results of operations and cash flows.
'218 Patent Litigation: Exela Pharma Sciences, LLC. In April 2012, Exela filed suit against David J. Kappos and the USPTO in the U.S. District Court for the Eastern District of Virginia for declaratory judgment seeking a reversal of the USPTO's decision not to act on a petition by Exela to vacate the USPTO's April 2003 order reviving the international application for the '218 patent. The lawsuit followed the USPTO's rejection of Exela's petition to the USPTO filed in November 2011, which sought to vacate the April 2003 order. The USPTO determined that Exela lacked standing to seek such relief. Exela also seeks declaratory judgment that the USPTO's rules and regulations that allow for revival of abandoned, international patent applications under the "unintentional" standard are invalid, and seeks similar relief in connection with one or more counterclaims it has filed in the Delaware litigation. Cadence intervened in this lawsuit and in December 2012, the district court dismissed the case with prejudice as barred by the applicable statute of limitations. In February 2013, Exela appealed the dismissal to the Court of Appeals for the Federal Circuit and oral arguments were held in February 2014. In March 2015, the Federal Circuit affirmed the district court's dismissal of the Exela complaint.

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

Commercial and Securities Litigation
Retrophin Litigation. In January 2014, Retrophin, Inc. filed a lawsuit against Questcor in the U.S. District Court for the Central District of California, alleging a variety of federal and state antitrust violations based on Questcor's acquisition from Novartis of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen. Discovery has commenced, and the court set October 30, 2015 as the deadline for filing dispositive motions.
Glenridge Litigation. In June 2011, Glenridge Pharmaceuticals, LLC ("Glenridge"), filed a lawsuit against Questcor in the Superior Court of California, Santa Clara County, alleging that Questcor had underpaid royalties to Glenridge under a royalty agreement related to net sales of Acthar. In August 2012, Questcor filed a separate lawsuit against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of the royalty agreement. In August 2013, the lawsuits were consolidated into one case in the Superior Court of California, Santa Clara County. On October 29, 2014, the parties entered into a binding term sheet settling the lawsuit. Under the terms of the settlement, the royalty rate payable by Questcor was reduced, royalties were capped instead of being payable for so long as Acthar was sold and Questcor agreed to pay Glenridge a reduced amount in satisfaction of royalties Questcor had previously accrued but not paid during the course of the lawsuit. In February 2015, the settlement agreement was finalized, with terms consistent with the October 2014 term sheet.
Putative Class Action Securities Litigation. On September 26, 2012, a putative class action lawsuit was filed against Questcor and certain of its officers and directors in the U.S. District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACvl2-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased Questcor common stock between April 26, 2011 and September 21, 2012. The complaint generally alleges that Questcor and certain of its officers and directors engaged in various acts to artificially inflate the price of Questcor stock and enable insiders to profit through stock sales. The complaint asserts that Questcor and certain of its officers and directors violated sections l0(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of multiple sclerosis and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and Questcor's outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). On October 1, 2013, the District Court granted in part and denied in part Questcor's motion to dismiss the consolidated amended complaint. On October 29, 2013, Questcor filed an answer to the consolidated amended complaint and fact discovery was concluded in January 2015. In April 2015, the parties executed a long-form settlement agreement, under the terms of which Questcor agreed to pay $38.0 million to resolve the plaintiff's claims, inclusive of all fees and costs. Questcor and the individual defendants maintain that the plaintiffs' claims are without merit, and have entered into the settlement to eliminate the uncertainties, burden and expense of further protracted litigation. During the three months ended March 27, 2015, the Company established a $38.0 million reserve for this settlement. The settlement is subject to a number of conditions, including, among other things, final court approval following notice to the class.
Federal Shareholder Derivative Litigation. On October 4, 2012, another alleged shareholder filed a derivative lawsuit in the U.S. District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action, described below, against the same defendants. This lawsuit has been consolidated with five subsequently-filed actions asserting similar claims under the caption: In re Questcor Shareholder Derivative Litigation, CV 12- 01716 DMG (FMOx). Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying the federal derivative action until the earlier of: (a) 60 days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) 60 days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit.

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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of March 27, 2015, it was probable that it would incur remedial costs in the range of $45.8 million to $118.7 million. The Company also concluded that, as of March 27, 2015, the best estimate within this range was $82.4 million, of which $3.4 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at March 27, 2015.
Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. The Company is a successor in interest to International Minerals and Chemicals Corporation ("IMC"). Between 1967 and 1982, IMC leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the Department of Justice, the U.S. Department of the Interior and the U.S. Environmental Protection Agency ("EPA") (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordnance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the Site, to compel General Dynamics to perform the remedial investigation and feasibility study ("RI/FS") for the AUS Operable Unit. General Dynamics negotiated an Administrative Order on Consent ("AOC") with the Government Agencies to conduct an extensive RI/FS at the Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that the Company is jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for alleged contamination of soils and groundwater resulting from historic operations, and has threatened to file a contribution claim against the Company and other parties for recovery of its costs incurred in connection with the RI/FS activities being conducted at the AUS Operable Unit. The Company and other PRPs who received demand letters from General Dynamics have explored settlement alternatives, but have not reached settlement to date. In February 2015, the U.S. Fish and Wildlife Service approved General Dynamics' RI. Work has not yet commenced on the FS. The Company, General Dynamics and other PRPs are discussing the initiation of formal PRP negotiations to address resolution of these alleged claims. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Mallinckrodt Veterinary, Inc., Millsboro, Delaware. The Company previously operated a plant in Millsboro, Delaware ("the Millsboro Site") that manufactured various animal healthcare products. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third-party near the Millsboro Site. The Company, and another former owner, assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA. The Company and another PRP have entered into two AOCs with the EPA to perform investigations to abate, mitigate or eliminate the release or threat of release of hazardous substances at the Millsboro Site and to conduct an Engineering Evaluation/Cost Analysis ("EE/CA") to characterize the nature and extent of the contamination. A draft EE/CA was submitted to the EPA in December 2014. The Company, along with the other party, continues to conduct studies and prepare remediation plans in accordance with the AOCs. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. The Company is named as a defendant in numerous tort complaints filed in and subsequent to February 2012 with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri. These cases allege personal injury for alleged exposure to radiological substances, including in Coldwater Creek in Missouri, and in the air. Plaintiffs allegedly lived in various locations in Saint Louis County, Missouri near Coldwater Creek. Radiological residues which may have been present in the creek have been remediated by the U.S. Army Corps of Engineers. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. The Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual issues to be resolved. While it is not possible at this time to determine with certainty the ultimate outcome of these cases, the Company believes, given the information currently available, that the ultimate resolution of all known claims will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
In April 2014, the EPA issued its revised FFS, with remedial alternatives to address cleanup of the lower 8-mile stretch of the River, which also included a "no action" option. The EPA estimates the cost for the remediation alternatives range from $365.0 million to $3.2 billion. The EPA's preferred approach would involve bank-to-bank dredging of the lower 8-mile stretch of the River and installing an engineered cap at a discounted, estimated cost of $1.7 billion. Based on the issuance of the EPA's revised FFS, the Company recorded a $23.1 million accrual in the second quarter of fiscal 2014 representing the Company's estimate of its allocable share of the joint and several remediation liability resulting from this matter.
In April 2015, the CPG presented a draft of the RI/FS of the River to the EPA. The CPG's RI/FS included alternatives that ranged from "no action," targeted remediation of the entire 17-mile stretch of the River to remedial actions consistent with the EPA's preferred approach for the lower 8-miles stretch of the River and also included remediation alternatives for the upper 9-mile stretch of the River. The discounted cost estimates for the CPG remediation alternatives range from $483.4 million to $2.7 billion. The Company recorded an additional charge of $13.3 million in the second quarter of fiscal 2015 based on the Company's estimate of its allocable share of the joint and several remediation liability resulting from this matter.
Despite the issuance of the revised FFS by the EPA and the RI/FS by the CPG, there are many uncertainties associated with the final agreed-upon remediation and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company is ultimately responsible and will be refined as events in the remediation process occur.

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is also named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 27, 2015, there were approximately 12,000 asbestos-related cases pending against the Company.
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

Balance at September 26, 2014	$40.8
Accretion expense	0.9
Currency translation	(3.7)
Balance at March 27, 2015	$38.0

The Company believes, given the information currently available, that any potential payment of such estimated amounts will not have a material adverse effect on its financial condition, results of operations and cash flows.

Industrial Revenue Bonds
Through March 27, 2015, primarily in prior fiscal years, the Company exchanged title to $27.4 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under a capital lease expiring in December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten-year property tax abatement from the date the property is placed in service. Due to the right of offset, the capital lease obligation and IRB asset are recorded net in the unaudited condensed consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.

Interest Bearing Deferred Tax Obligation
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar intangible assets during the six months ended March 27, 2015. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453 the gain is considered taxable in the period in which installment payments are received. As of March 27, 2015, the Company had an aggregate $1,551.0 million of interest bearing U.S. deferred tax liabilities associated with outstanding installment notes. The U.S. Internal Revenue Service ("IRS") charges interest based on the deferred tax liability outstanding as of the end of a company's fiscal year, regardless of amounts outstanding during the fiscal year. During the three and six months ended March 27, 2015 the Company accrued Section 453 interest of $11.4 million and $14.2 million, respectively, which is included within interest expense in the unaudited condensed consolidated statements of income.

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
With respect to certain tax returns filed by predecessor affiliates of the Company and Covidien, the IRS has concluded its field examination for the years 1997 through 2009. The Company considers such uncertain tax positions associated with these years as having been effectively settled. All but one of the matters associated with these audits have been resolved. The unresolved proposed adjustment asserts that substantially all of the predecessor affiliates' intercompany debt originating during the years 1997 through 2000 should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest deductions related to the intercompany debt and certain tax attribute adjustments recognized on the U.S. income tax returns. This matter is subject to the Company's $200.0 million liability limitation for periods prior to September 29, 2012, as prescribed in the Tax Matters Agreement.
Prior to the Separation, the Company provided and accrued for an indemnification, to the purchaser of a certain legal entity, to indemnify them for tax obligations should the tax basis of certain assets not be recognized. The Company believes that, under the terms of the agreement between the parties, this indemnification obligation has expired. As such, the Company eliminated this liability and recorded a $22.5 million benefit within discontinued operations within the unaudited condensed consolidated statement of income.

Acquisition-Related Litigation
Several purported class action lawsuits were filed in February 2014 and March 2014 by purported holders of Cadence common stock in connection with the Cadence Acquisition, including in the Delaware Court of Chancery (consolidated under the caption In re Cadence Pharmaceuticals, Inc. Stockholders Litigation), and in California State Court, San Diego County (Denny v. Cadence Pharmaceuticals, Inc., et al., Militello v. Cadence Pharmaceuticals, Inc., et al., and Schuon v. Cadence Pharmaceuticals, Inc., et al.). The actions bring claims against, and generally allege that, the board of directors of Cadence breached their fiduciary duties in connection with the Cadence Acquisition by, among other things, failing to maximize shareholder value, and the Delaware and Schuon actions further allege that Cadence omitted to disclose allegedly material information in its Schedule 14D-9. The lawsuits also allege, among other things, that the Company aided and abetted the purported breaches of fiduciary duty. The lawsuits seek various forms of relief, including but not limited to, rescission of the transaction, damages and attorneys' fees and costs. On March 7, 2014, following expedited discovery, the parties in the consolidated Delaware action entered into a Memorandum of Understanding ("MOU"), which sets forth the parties' agreement in principle for a settlement of those actions. The settlement was memorialized in a formal Stipulation and Settlement and Release in March 2015, and includes among other things, a release of all claims relating to the Cadence Acquisition as set forth in the Stipulation. The settlement is subject to a number of conditions, including, among other things, final court approval following notice to the class. A final fairness hearing is scheduled for June 2015, before the Delaware Court. There have been no substantive proceedings in any of the California actions. On July 29, 2014, the Militello case was voluntarily dismissed without prejudice. On September 8, 2014, the Denny case was voluntarily dismissed without prejudice.
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
On July 29, 2014, the defendants reached an agreement in principle with the plaintiffs in the consolidated actions, and that agreement is reflected in a MOU. In connection with the settlement contemplated by the MOU, Questcor agreed to make certain additional disclosures related to the proposed transaction with the Company, which are contained in the Company's Current Report on Form 8-K filed with the SEC on July 30, 2014. Additionally, as part of the settlement and pursuant to the MOU, the Company agreed to forbear from exercising certain rights under the merger agreement with Questcor, as follows: the four business day period referenced in Section 5.3(e) of the merger agreement with Questcor was reduced to three business days. Consistent with the terms of the MOU, the parties entered into a formal Stipulation of Settlement in February 2015.

The stipulation of settlement is subject to customary conditions, including court approval. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the transaction, the merger agreement with Questcor and any disclosures made in connection therewith, including the definitive joint proxy statement/prospectus relating to the Questcor Acquisition, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement. There can be no assurance that the California Superior Court will approve the settlement. In such event, the proposed settlement as contemplated by the MOU may be terminated.
While it is not possible at this time to determine with certainty the ultimate outcomes of these matters, the Company believes, unless indicated above, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	March 27, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$36.8	$25.0	$11.8	$—
Foreign exchange forward and option contracts	0.3	0.3	—	—
	$37.1	$25.3	$11.8	$—

Liabilities:
Deferred compensation liabilities	$19.1	$—	$19.1	$—
Contingent consideration and acquired contingent liabilities	198.2	—	—	198.2
Foreign exchange forward and option contracts	5.4	5.4	—	—
	$222.7	$5.4	$19.1	$198.2

	September 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.7	$22.9	$12.8	$—
	$35.7	$22.9	$12.8	$—

Liabilities:
Deferred compensation liabilities	$15.0	$—	$15.0	$—
Contingent consideration and acquired contingent liabilities	202.8	—	—	202.8
Foreign exchange forward and option contracts	0.2	0.2	—	—
	$218.0	$0.2	$15.0	$202.8

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
Contingent consideration and acquired contingent liabilities. In October 2012, the Company recorded contingent consideration of $6.9 million upon the acquisition of CNS Therapeutics. This contingent consideration, which could potentially total a maximum of $9.0 million, is primarily based on whether the FDA approves another concentration of GABLOFEN® (baclofen injection) on or before December 31, 2016. The fair value of the contingent payments was measured based on the probability-weighted present value of the consideration expected to be transferred using a discount rate of 1.0%. At March 27, 2015, the fair value of this contingent consideration was $7.1 million.
In August 2014, the Company recorded acquired contingent liabilities of $195.4 million from the Questcor Acquisition. The contingent liabilities relate to Questcor's contingent obligations associated with their acquisition of an exclusive, perpetual and irrevocable license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot from Novartis and their acquisition of BioVectra. The fair value of these contingent consideration obligations at March 27, 2015 was $191.1 million.
Under the terms of the license agreement with Novartis, the Company is obligated to make a $25.0 million payment in each of fiscal 2015 and 2016, make annual payments of $25.0 million subsequent to fiscal 2016 until such time that the Company obtains FDA approval of Synacthen and makes an additional $25.0 million payment. If FDA approval is obtained, the Company will pay an annual royalty to Novartis based on a percentage of new sales of the products in the U.S. market. As of March 27, 2015, the total remaining payments under the license agreement shall not exceed $215.0 million. The terms of the license agreement do allow the Company to terminate the license agreement at its discretion following the fiscal 2018 payment or upon the occurrence of certain events following the fiscal 2016 payment. The Company measured the fair value of the contingent payments based on a probability-weighted present value of the consideration expected to be transferred using a discount rate of 4.7%. Under the terms of the license agreement, the Company was required to maintain deposits equal to the fiscal 2015 and 2016 annual $25.0 million payments, which are included in prepaid expenses and other current assets and other assets in the unaudited condensed consolidated balance sheets.
Based on the terms of the acquisition agreement with the former shareholders of BioVectra, the Company may be obligated to pay additional cash consideration of 45.0 million CAD based on BioVectra's financial results from January 2013 through a portion of fiscal 2016. During the three months ended March 27, 2015, the Company made an initial 5.0 million CAD payment and may be obligated for an additional 40.0 million CAD to be paid in fiscal 2016. The Company measured the fair value of the contingent payments based on a probability-weighted present value of the consideration expected to be transferred using a discount rate of 1.3%.
The following table provides a summary of the changes in the Company's contingent considerations and acquired contingent liabilities:

Balance at September 26, 2014	$202.8
Payments	(4.0)
Accretion expense	4.1
Effect of currency rate change	(4.7)
Balance at March 27, 2015	$198.2

Financial Instruments Not Measured at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity to the Company of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $69.4 million and $69.8 million as of March 27, 2015 and September 26, 2014, respectively (level 1), which was included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets. The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $67.4 million and $69.0 million at March 27, 2015 and September 26, 2014, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
The carrying value of the Company's Receivable Securitization approximates fair value due to its short term nature. The carrying values of the 2.85% and 4.00% term loans approximate the fair values of these instruments, as calculated using the discounted exit price for each instrument, and are therefore classified as level 3. Since the quoted market prices for the Company's March 2014 Term Loan, August 2014 Term Loan and 8.00% and 9.50% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The Company's 3.50%, 4.75% and 5.75% notes are classified as level 1, as quoted prices are available in an active market for these notes. The following table presents the carrying values and estimated fair values of the Company's long-term debt, excluding capital leases, as of the end of each period:

	March 27, 2015		September 26, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate receivable securitization	$180.0	$180.0	$150.0	$150.0
2.85% term loan due April 2016	2.6	2.6	3.1	3.1
3.50% notes due April 2018	300.0	296.2	300.0	290.2
Term loans due March 2021	1,982.7	1,985.2	1,990.3	1,970.4
4.00% term loan due February 2022	9.0	9.0	10.8	10.8
9.50% debentures due May 2022	10.4	13.2	10.4	14.2
5.75% notes due August 2022	900.0	927.3	900.0	907.3
8.00% debentures due March 2023	4.7	5.5	8.0	10.2
4.75% notes due April 2023	598.4	572.3	598.3	563.8

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
The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
CuraScript, Inc.	25%	—%	28%	—%
McKesson Corporation	19%	15%	17%	15%
Cardinal Health, Inc.	14%	15%	14%	18%
Amerisource Bergen Corporation	8%	10%	8%	11%

The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	March 27, 2015	September 26, 2014
McKesson Corporation	32%	24%
Cardinal Health, Inc.	18%	17%
CuraScript, Inc.	12%	13%
Amerisource Bergen Corporation	10%	13%

The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Acthar (Specialty Brands)	25%	—%	28%	—%
Optiray™ (CMDS)	6%	13%	7%	13%

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
During the first quarter of fiscal 2015, the integration of Questcor was substantially completed. With this, and given the increased significance of the Specialty Brands business to the Company's results and the expected long-term growth of this business as compared to the Specialty Generics business, the Company has changed its reportable segments during the first quarter. The Company now presents the Specialty Brands and Specialty Generics businesses as reportable segments, along with the continued presentation of Global Medical Imaging as a reportable segment. The Company historically presented the Specialty Brands and Specialty Generics businesses within the Specialty Pharmaceuticals segment. Prior year amounts have been recast to conform to current presentation. The three reportable segments are further described below:

•	Specialty Brands produces and markets branded pharmaceuticals and biopharmaceuticals;

•	Specialty Generics produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Global Medical Imaging manufactures and markets CMDS and radiopharmaceuticals (nuclear medicine).
Selected information by business segment was as follows:

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net sales:
Specialty Brands	$334.3	$55.1	$707.9	$114.7
Specialty Generics	362.8	269.2	647.0	519.1
Global Medical Imaging	202.6	222.4	401.9	441.0
Net sales of operating segments (1)	899.7	546.7	1,756.8	1,074.8
Other (2)	10.2	11.1	19.4	23.2
Net sales	$909.9	$557.8	$1,776.2	$1,098.0
Operating income:
Specialty Brands	$97.4	$(26.1)	$245.6	$(34.3)
Specialty Generics	203.7	132.0	344.2	253.2
Global Medical Imaging	25.2	10.3	42.5	14.7
Segment operating income	326.3	116.2	632.3	233.6
Unallocated amounts:
Corporate and allocated expenses (3)	(103.7)	(72.7)	(149.5)	(97.9)
Intangible asset amortization	(123.6)	(15.5)	(249.1)	(24.3)
Restructuring and related charges, net (4)	(3.8)	(21.7)	(11.1)	(29.8)
Separation costs	—	(2.6)	—	(4.8)
Operating income	$95.2	$3.7	$222.6	$76.8

(1)	Amounts represent sales to external customers.

(2)	Represents products that were sold to the Company's former parent company, which is discussed in Note 14.

(3)	Includes administration expenses and certain compensation, environmental and other costs not charged to the Company's operating segments.

(4)
Includes restructuring-related accelerated depreciation of $0.1 million for the three months ended March 27, 2015, and $0.2 million and $0.1 million for the six months ended March 27, 2015 and March 28, 2014, respectively. Restructuring-related accelerated depreciation was immaterial for the three months ended March 28, 2014.

Net sales by product family within the Company's segments are as follows:

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Acthar	$228.0	$—	$494.4	$—
Ofirmev	68.1	5.3	139.5	5.3
EXALGO®	12.0	28.9	24.1	65.1
Other	26.2	20.9	49.9	44.3
Specialty Brands	$334.3	$55.1	$707.9	$114.7

Oxycodone (API) and oxycodone-containing tablets	$48.6	$36.3	$95.6	$47.9
Hydrocodone (API) and hydrocodone-containing tablets	66.6	19.7	100.6	49.8
Methylphenidate ER	34.0	43.3	82.6	99.6
Other controlled substances	145.4	134.0	257.3	254.2
Other	68.2	35.9	110.9	67.6
Specialty Generics	$362.8	$269.2	$647.0	$519.1

Optiray™	$57.5	$71.3	$119.0	$143.4
Other	35.6	41.3	71.5	80.8
Contrast Media and Delivery Systems	93.1	112.6	190.5	224.2
Nuclear Imaging	109.5	109.8	211.4	216.8
Global Medical Imaging	$202.6	$222.4	$401.9	$441.0

19.	Condensed Consolidating Financial Statements
MIFSA, a indirectly 100%-owned subsidiary of Mallinckrodt plc, is the borrower under the Notes, which are fully and unconditionally guaranteed by Mallinckrodt plc. The following information provides the composition of the Company's comprehensive income, assets, liabilities, equity and cash flows by relevant group within the Company: Mallinckrodt plc as guarantor of the Notes, MIFSA as issuer of the Notes and the other subsidiaries. There are no subsidiary guarantees related to the Notes.
Set forth below are the unaudited condensed consolidating financial statements for the three and six months ended March 27, 2015 and March 28, 2014, and as of March 27, 2015 and September 26, 2014. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and other subsidiaries. Unaudited condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 27, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2.0	$270.0	$781.5	$—	$1,053.5
Accounts receivable, net	—	—	556.1	—	556.1
Inventories	—	—	348.7	—	348.7
Deferred income taxes	—	—	136.2	—	136.2
Prepaid expenses and other current assets	0.9	—	123.6	—	124.5
Intercompany receivable	17.2	—	11.7	(28.9)	—
Total current assets	20.1	270.0	1,957.8	(28.9)	2,219.0
Property, plant and equipment, net	—	—	940.9	—	940.9
Goodwill	—	—	2,426.1	—	2,426.1
Intangible assets, net	—	—	6,858.7	—	6,858.7
Investment in subsidiaries	673.7	10,937.4	5,031.9	(16,643.0)	—
Intercompany loan receivable	4,512.3	—	2,269.6	(6,781.9)	—
Other assets	—	70.5	299.1	—	369.6
Total Assets	$5,206.1	$11,277.9	$19,784.1	$(23,453.8)	$12,814.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$20.0	$2.4	$—	$22.4
Accounts payable	4.9	0.2	136.8	—	141.9
Accrued payroll and payroll-related costs	0.1	—	75.0	—	75.1
Accrued royalties	—	—	28.0	—	28.0
Accrued and other current liabilities	3.3	42.9	462.1	—	508.3
Intercompany payable	11.7	—	17.2	(28.9)	—
Total current liabilities	20.0	63.1	721.5	(28.9)	775.7
Long-term debt	—	3,761.0	205.3	—	3,966.3
Pension and postretirement benefits	—	—	116.6	—	116.6
Environmental liabilities	—	—	79.0	—	79.0
Deferred income taxes	—	—	2,297.0	—	2,297.0
Other income tax liabilities	—	—	109.7	—	109.7
Intercompany loans payable	—	2,421.9	4,360.0	(6,781.9)	—
Other liabilities	—	—	283.9	—	283.9
Total liabilities	20.0	6,246.0	8,173.0	(6,810.8)	7,628.2
Shareholders' Equity	5,186.1	5,031.9	11,611.1	(16,643.0)	5,186.1
Total Liabilities and Shareholders' Equity	$5,206.1	$11,277.9	$19,784.1	$(23,453.8)	$12,814.3

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

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 27, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$909.9	$—	$909.9
Cost of sales	—	—	421.4	—	421.4
Gross profit	—	—	488.5	—	488.5
Selling, general and administrative expenses	31.7	0.1	311.7	—	343.5
Research and development expenses	—	—	47.0	—	47.0
Restructuring charges, net	0.9	—	2.8	—	3.7
Gains on divestiture and license	—	—	(0.9)	—	(0.9)
Operating (loss) income	(32.6)	(0.1)	127.9	—	95.2

Interest expense	—	(49.0)	(8.4)	—	(57.4)
Interest income	—	—	0.4	—	0.4
Other income (expense), net	138.9	—	(134.8)	—	4.1
Intercompany interest and fees	(3.1)	—	3.1	—	—
Equity in net income of subsidiaries	(4.4)	44.7	(4.4)	(35.9)	—
Income from continuing operations before income taxes	98.8	(4.4)	(16.2)	(35.9)	42.3
Income tax benefit	—	—	(34.2)	—	(34.2)
Income from continuing operations	98.8	(4.4)	18.0	(35.9)	76.5
Income from discontinued operations, net of income taxes	—	—	22.3	—	22.3
Net income	98.8	(4.4)	40.3	(35.9)	98.8
Other comprehensive loss, net of tax	(36.5)	(36.5)	(73.1)	109.6	(36.5)
Comprehensive income	$62.3	$(40.9)	$(32.8)	$73.7	$62.3

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

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended March 27, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,776.2	$—	$1,776.2
Cost of sales	—	—	849.0	—	849.0
Gross profit	—	—	927.2	—	927.2
Selling, general and administrative expenses	62.4	0.2	543.4	—	606.0
Research and development expenses	—	—	89.4	—	89.4
Restructuring charges, net	7.7	—	3.2	—	10.9
Gains on divestiture and license	—	—	(1.7)	—	(1.7)
Operating (loss) income	(70.1)	(0.2)	292.9	—	222.6

Interest expense	—	(97.7)	(8.5)	—	(106.2)
Interest income	—	—	0.5	—	0.5
Other income (expense), net	142.4	—	(134.2)	—	8.2
Intercompany interest and fees	(5.0)	—	5.0	—	—
Equity in net income of subsidiaries	124.2	222.1	124.2	(470.5)	—
Income from continuing operations before income taxes	191.5	124.2	279.9	(470.5)	125.1
Income tax benefit	—	—	(43.5)	—	(43.5)
Income from continuing operations	191.5	124.2	323.4	(470.5)	168.6
Income from discontinued operations, net of income taxes	—	—	22.9	—	22.9
Net income	191.5	124.2	346.3	(470.5)	191.5
Other comprehensive loss, net of tax	(57.8)	(57.8)	(115.8)	173.6	(57.8)
Comprehensive income	$133.7	$66.4	$230.5	$(296.9)	$133.7

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended March 28, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,098.0	$—	$1,098.0
Cost of sales	—	—	579.8	—	579.8
Gross profit	—	—	518.2	—	518.2
Selling, general and administrative expenses	11.9	0.2	328.2	—	340.3
Research and development expenses	—	—	80.4	—	80.4
Separation costs	1.4	—	3.4	—	4.8
Restructuring charges, net	—	—	29.7	—	29.7
Gains on divestiture and license	—	—	(13.8)	—	(13.8)
Operating (loss) income	(13.3)	(0.2)	90.3	—	76.8

Interest expense	—	(23.3)	1.1	—	(22.2)
Interest income	—	—	0.8	—	0.8
Other income (expense), net	23.0	—	(24.0)	—	(1.0)
Intercompany interest and fees	(4.0)	—	4.0	—	—
Equity in net income of subsidiaries	51.5	74.9	—	(126.4)	—
Income from continuing operations before income taxes	57.2	51.4	72.2	(126.4)	54.4
Income tax benefit	—	(0.1)	(3.6)	—	(3.7)
Income from continuing operations	57.2	51.5	75.8	(126.4)	58.1
Loss from discontinued operations, net of income taxes	—	—	(0.9)	—	(0.9)
Net income	57.2	51.5	74.9	(126.4)	57.2
Other comprehensive income, net of tax	(2.1)	(2.1)	(2.3)	4.4	(2.1)
Comprehensive income	$55.1	$49.4	$72.6	$(122.0)	$55.1

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended March 27, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$120.7	$(78.3)	$323.1	$—	$365.5
Cash Flows From Investing Activities:
Capital expenditures	—	—	(55.1)	—	(55.1)
Intercompany loan investment	(127.3)	—	(335.6)	462.9	—
Investment in subsidiary	—	(124.9)	—	124.9	—
Restricted cash	—	—	0.4	—	0.4
Other	—	—	1.7	—	1.7
Net cash (used in) provided by investing activities	(127.3)	(124.9)	(388.6)	587.8	(53.0)
Cash Flows From Financing Activities:
Issuance of external debt	—	—	80.0	—	80.0
Repayment of external debt and capital leases	—	(8.2)	(55.3)	—	(63.5)
Debt financing costs	—	—	(0.4)	—	(0.4)
Excess tax benefit from share-based compensation	—	—	20.2	—	20.2
Proceeds from exercise of share options	20.6	—	—	—	20.6
Repurchase of shares	(12.3)	—	—	—	(12.3)
Intercompany loan borrowings, net	—	462.9	—	(462.9)	—
Capital contribution	—	—	124.9	(124.9)	—
Other	—	—	(4.0)	—	(4.0)
Net cash provided (used in) by financing activities	8.3	454.7	165.4	(587.8)	40.6
Effect of currency rate changes on cash	—	—	(7.4)	—	(7.4)
Net increase in cash and cash equivalents	1.7	251.5	92.5	—	345.7
Cash and cash equivalents at beginning of period	0.3	18.5	689.0	—	707.8
Cash and cash equivalents at end of period	$2.0	$270.0	$781.5	$—	$1,053.5

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended March 28, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$8.6	$(17.1)	$149.7	$—	$141.2
Cash Flows From Investing Activities:
Capital expenditures	—	—	(50.7)	—	(50.7)
Intercompany loan investment	(21.5)	2.4	(58.8)	77.9	—
Investment in subsidiary	—	(1,300.0)	—	1,300.0	—
Acquisitions and intangibles, net of cash acquired	—	—	(1,293.2)	—	(1,293.2)
Restricted cash	—	—	4.1	—	4.1
Other	—	—	8.0	—	8.0
Net cash used in investing activities	(21.5)	(1,297.6)	(1,390.6)	1,377.9	(1,331.8)
Cash Flows From Financing Activities:
Issuance of external debt	—	1,296.8	—	—	1,296.8
Repayment of external debt and capital leases	—	—	(30.8)	—	(30.8)
Debt financing costs	—	(32.2)	—	—	(32.2)
Excess tax benefit from share-based compensation	—	—	4.0	—	4.0
Proceeds from exercise of share options	16.1	—	—	—	16.1
Repurchase of shares	(1.8)	—	—	—	(1.8)
Intercompany loan borrowings, net	(2.4)	80.3	—	(77.9)	—
Capital contribution	—	—	1,300.0	(1,300.0)	—
Other	—	—	—	—	—
Net cash provided by financing activities	11.9	1,344.9	1,273.2	(1,377.9)	1,252.1
Effect of currency rate changes on cash	—	—	(2.1)	—	(2.1)
Net (decrease) increase in cash and cash equivalents	(1.0)	30.2	30.2	—	59.4
Cash and cash equivalents at beginning of period	1.2	56.5	217.8	—	275.5
Cash and cash equivalents at end of period	$0.2	$86.7	$248.0	$—	$334.9

20.	Subsequent Events

Ikaria Acquisition
On April 16, 2015, the Company acquired Ikaria, Inc. ("Ikaria") through the acquisition of all the outstanding common stock of Compound Holdings II, Inc., the parent holding company of Ikaria, in a transaction valued at approximately $2.3 billion, net of cash acquired ("the Ikaria Acquisition"). Consideration for the transaction consisted of approximately $1.2 billion in cash paid to Compound Holdings II, Inc. shareholders and the assumption of approximately $1.1 billion of Ikaria third-party debt, which was repaid in conjunction with the Ikaria Acquisition. The acquisition and repayment of debt was funded through the issuance of $1.4 billion aggregate principal amount of senior unsecured notes, a $240.0 million borrowing under the Revolver and cash on hand. Ikaria's primary product is INOMAX® (nitric oxide) for inhalation, a vital treatment option in neonatal critical care, which accelerates the Company's growth in its Specialty Brands segment. The Company incurred acquisition costs within the consolidated statement of income for the three and six months ended March 27, 2015 of $7.1 million, which were included within selling, general and administrative expenses.
The Company has not yet completed a preliminary allocation of the total consideration to the identifiable assets acquired and liabilities assumed for the Ikaria Acquisition. However, the Company expects that significant assets acquired will primarily consist of intangible assets, but will also include inventory adjusted to fair value, and that significant liabilities assumed will include the existing Ikaria third-party debt and deferred tax liabilities associated with assets acquired. The Company expects to complete a preliminary allocation of the total consideration during the third quarter of fiscal 2015.

Ikaria Acquisition Financing
On April 15, 2015, MIFSA and MCB issued $700.0 million aggregate principal amount of 4.875% senior unsecured notes due April 15, 2020 ("the 2020 Notes") and $700.0 million aggregate principal amount of 5.50% senior unsecured notes due April 15, 2025 ("the 2025 Notes", and together with the 2020 Notes, the "Ikaria Notes"). The Ikaria Notes are guaranteed by Mallinckrodt plc and each of its subsidiaries that guarantee the obligations under the Facilities, which following the Ikaria Acquisition includes Compound Holdings II, Inc. and its U.S. subsidiaries. The Ikaria Notes are subject to an indenture that contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the indenture could result in the acceleration of the Ikaria Notes and could cause a cross-default that could result in the acceleration of other indebtedness of the Company. The Issuers may redeem some or all of the (i) 2020 Notes prior to April 15, 2017 and (ii) 2025 Notes prior to April 15, 2020, in each case, by paying a “make-whole” premium. The Issuers may redeem some or all of the (i) 2020 Notes on or after April 15, 2017 and (ii) 2025 Notes on or after April 15, 2020, in each case, at specified redemption prices. In addition, prior to (i) April 15, 2017, in the case of the 2020 Notes, and (ii) April 15, 2018, in the case of the 2025 Notes, the Issuers may redeem up to 40% of the aggregate principal amount of the 2020 Notes or 2025 Notes, as the case may be, with the net proceeds of certain equity offerings. The Issuers are obligated to offer to repurchase (a) each series of Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) the Notes at a price of 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain net asset sales. These obligations are subject to certain qualifications and exceptions. The Company will pay interest on the Ikaria Notes semiannually on April 15th and October 15th of each year, commencing on October 15, 2015.

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
During the first quarter of fiscal 2015, the integration of Questcor Pharmaceuticals, Inc. ("Questcor") was substantially completed. With this, and given the increased significance of the Specialty Brands business to our results and the expected long-term growth of this business as compared to the Specialty Generics business, we changed our reportable segments. We now present the Specialty Brands and Specialty Generics businesses as reportable segments, along with the continued presentation of Global Medical Imaging as a reportable segment. We historically presented the Specialty Brands and Specialty Generics businesses within the Specialty Pharmaceuticals segment. Prior year amounts have been recast to conform to the current presentation. The three reportable segments are further described below:

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

For further information on our business and products, refer to our Annual Report on Form 10-K filed with the SEC on November 24, 2014 and Current Report on Form 8-K filed with the SEC on April 3, 2015.

Significant Events
Acquisitions
On April 16, 2015, we acquired Ikaria, Inc. ("Ikaria") through the acquisition of all the outstanding common stock of Compound Holdings II, Inc., the parent holding company of Ikaria, in a transaction valued at approximately $2.3 billion, net of cash acquired ("the Ikaria Acquisition"). Consideration for the transaction consisted of approximately $1.2 billion in cash paid to Compound Holdings II, Inc. shareholders and the assumption of approximately $1.1 billion of Ikaria third-party debt, which was repaid in conjunction with the Ikaria Acquisition. The acquisition and repayment of debt was funded through the issuance of $1.4 billion aggregate principal amount of senior unsecured notes, a $240.0 million borrowing under the Revolver and cash on hand. Ikaria's primary product is INOMAX® (nitric oxide) for inhalation, a vital treatment option in neonatal critical care, which is intended to accelerate the Company's growth in its Specialty Brands segment.

On August 14, 2014, we acquired all of the outstanding common stock of Questcor, a biopharmaceutical company, for total consideration of approximately $5.9 billion, comprised of cash consideration of $30.00 per share, 0.897 ordinary shares of Mallinckrodt for each share of Questcor common stock owned and the portion of outstanding equity awards deemed to have been earned as of August 14, 2014 ("the Questcor Acquisition"). The acquisition was funded through an issuance of approximately 57 million ordinary shares, proceeds from the issuance of $900.0 million aggregate principal amount of senior unsecured notes, $700.0 million of borrowings under a senior secured term loan facility, $150.0 million of cash from a receivable securitization program, as further discussed in Note 11 of Notes to Condensed Consolidated Financial Statements, and cash on hand. H.P. Acthar® Gel (repository corticotropin injection) ("Acthar"), Questcor's primary product, is focused on the treatment of patients with serious, difficult-to-treat autoimmune and rare diseases. Acthar is an injectable drug that is approved by the U.S. Food and Drug Administration ("FDA") for use in 19 indications, including the currently marketed areas of neurology, rheumatology, nephrology and pulmonology. As part of the acquisition, we also acquired BioVectra, Inc. ("Bio Vectra"), a specialty contract manufacturer that provides services to the global pharmaceuticals and biotechnology industry.
On March 19, 2014, we acquired all of the outstanding common stock of Cadence Pharmaceuticals, Inc. ("Cadence"), a biopharmaceutical company focused on commercializing products principally for use in the hospital setting, for total consideration of $14.00 per share in cash, or approximately $1.3 billion ("the Cadence Acquisition"). The acquisition was primarily funded through a $1.3 billion borrowing under a senior secured term loan credit facility, as further discussed in Note 11 of Notes to Condensed Consolidated Financial Statements. Cadence's sole product, OFIRMEV® (acetaminophen) injection ("Ofirmev"), is a proprietary intravenous formulation of acetaminophen for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever. The Cadence Acquisition added a product to the Specialty Brands segment and provides an opportunity to expand our reach into the adjacent hospital market, in which Cadence had an established presence.

Business Factors Influencing the Results of Operations
Products
As a result of the Questcor Acquisition and the Cadence Acquisition, we obtained the sales and marketing rights to Acthar on August 14, 2014 and Ofirmev on March 19, 2014. The addition of these products to our Specialty Brands product portfolio provides us with two products that significantly contribute to the net sales and operating income within this segment. Net sales of Acthar and Ofirmev were $228.0 million and $68.1 million, respectively, during the three months ended March 27, 2015 and $494.4 million and $139.5 million, respectively, during the six months ended March 27, 2015. Net sales of Ofirmev were $5.3 million during the three and six months ended March 28, 2014, which reflects the March 19, 2014 acquisition date. Our cost of sales for the three and six months ended March 27, 2015 included $4.4 million and $35.2 million, respectively, of expense recognition associated with the fair value adjustments of acquired inventory and $116.1 million and $232.1 million, respectively, of amortization associated with intangibles recognized from the Questcor Acquisition and the Cadence Acquisition. Cost of sales for the three and six months ended March 28, 2014 included $1.1 million of expense recognition associated with the fair value adjustments of inventory and $4.8 million of amortization associated with the intangibles recognized from the Cadence Acquisition.
On November 12, 2014, we were informed by the FDA that they believe that our Methylphenidate HCl extended-release tablets USP (CII) ("Methylphenidate ER") may not be therapeutically equivalent to the category reference listed drug, CONCERTA®, a registered trademark of Alza Corporation. As a result, on November 13, 2014, the FDA reclassified our Methylphenidate ER products from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX). The FDA has indicated that it has not identified any serious safety concerns with our Methylphenidate ER products. The FDA indicated that its reclassification is attributable to concerns that the products may not produce the same therapeutic benefits for some patients as the reference listed drug. The FDA further indicated that our Methylphenidate ER products are still approved and can be prescribed. The FDA had requested that within six months, bioequivalence of our products be demonstrated using the draft guidance for revised bioequivalence standards issued by the FDA on November 6, 2014, or voluntarily withdraw our products from the market. At this time, we intend to continue marketing our Methylphenidate ER products as a class BX-rated drug. The FDA's action to reclassify our Methylphenidate ER products has and is expected to continue negatively to impact net sales and operating income unless the FDA reverses its decision. Net sales of our Methylphenidate ER products during the three and six months ended March 27, 2015 were $34.0 million and $82.6 million, respectively, compared with $43.3 million and $99.6 million, respectively, during the three and six months ended March 28, 2014. The impact of the FDA's action may be more significant in future quarters.
In May 2014, we launched an authorized generic version of EXALGO® (hydromorphone HCl) extended-release tablets (CII) ("Exalgo"), and subsequently additional competitors entered the market. Net sales of the branded Exalgo products during the three and six months ended March 27, 2015 were $12.0 million, and $24.1 million, respectively, compared with $28.9 million and $65.1 million during the three and six months ended March 28, 2014, respectively. Net sales across both the branded and authorized generic products during the three and six months ended March 27, 2015 were less than those of the branded products during the three and six months ended March 28, 2014.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies. In July 2013 our board of directors approved a restructuring program in the amount of $100.0 million to $125.0 million ("the 2013 Mallinckrodt Program") that was planned to occur over a three-year period, from the approval of the program, with a two-year cost recovery period. Through March 27, 2015, we incurred restructuring charges of $87.3 million under the 2013 Mallinckrodt Program, which are primarily expected to generate savings within our selling, general and administrative expenses. In addition to the 2013 Mallinckrodt Program, we have taken restructuring actions to generate synergies from our fiscal 2014 acquisitions.

Research and Development Investment
We expect to continue to invest in research and development ("R&D") activities, as well as enter into license agreements to supplement our internal R&D initiatives. We intend to focus our R&D investments in the specialty pharmaceuticals and biopharmaceuticals areas, specifically investments to support our Specialty Brands and Specialty Generics segments, where we believe there is the greatest opportunity for growth and profitability. As of March 27, 2015, we had in excess of twenty products in various stages of development.
Specialty Brands. We devote significant R&D resources to our branded products. A number of our branded products are protected by patents and have enjoyed market exclusivity. Our R&D strategy focuses on extending the life and durability of these products and developing additional products that collectively will drive long-term growth. For example, we are performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. Notably, we are advancing clinical trials to further demonstrate the clinical utility of Acthar in treating lupus and proteinuria in nephrotic syndrome and exploring Acthar's potential in treating amyotrophic lateral sclerosis and diabetic nephropathy. In addition, we continue to invest in the development of extended-release opioid products with abuse deterrent properties.
In accordance with a Pediatric Research Equity Act requirement included in the NDA approval for Ofirmev, we are conducting a post-marketing efficacy study of Ofirmev in infants and neonates. The data from this study will be used to satisfy a formal written request from the FDA under Section 505A of the U.S. Food, Drug and Cosmetic Act that was made as part of the approval process for Ofirmev. The FDA has agreed to an August 2015 due date for completion of this study. Upon timely completion and acceptance by the FDA of the data from this study, Ofirmev may be eligible for an additional six months of marketing exclusivity in the U.S. Further, we continue to pursue alternate presentations of Ofirmev to broaden our long-term offerings, particularly in the hospital platform. The FDA is also currently reviewing a supplemental NDA that was submitted in December 2013, which would enable us to offer Ofirmev in flexible intravenous bags.
Specialty Generics. Specialty Generics development is focused on controlled substances with difficult-to-replicate pharmacokinetic profiles and the development of products with abuse deterrent properties. As of March 27, 2015, we had several Abbreviated New Drug Applications on file with the FDA. In addition, we are focused on process improvements to increase yields and reduce costs.

Results of Operations
Three Months Ended March 27, 2015 Compared with Three Months Ended March 28, 2014

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
U.S.	$738.0	$403.1	83.1%
Europe, Middle East and Africa	90.4	99.8	(9.4)
Other	81.5	54.9	48.5
Net sales	$909.9	$557.8	63.1

Net sales for the three months ended March 27, 2015 increased $352.1 million, or 63.1%, to $909.9 million, compared with $557.8 million for the three months ended March 28, 2014. This increase was primarily driven by the inclusion of net sales of Acthar and Ofirmev within the Specialty Brands segment and higher net sales of hydrocodone-related products within the Specialty Generics segment. The increases were partially offset by decreased net sales within the Global Medical Imaging segment. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended March 27, 2015 increased $225.9 million, or 86.0%, to $488.5 million, compared with $262.6 million for the three months ended March 28, 2014. The increase in gross profit primarily resulted from increased net sales from the inclusion of Acthar and Ofirmev and ongoing strategic initiatives undertaken within the Specialty Generics segment. These increases were partially offset by a $107.0 million increase in amortization, primarily associated with Acthar and Ofirmev. Gross profit margin was 53.7% for the three months ended March 27, 2015, compared with 47.1% for the three months ended March 28, 2014.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 27, 2015 were $343.5 million, compared with $194.1 million for the three months ended March 28, 2014, an increase of $149.4 million, or 77.0%. The increase primarily resulted from the addition of $113.2 million of selling and administration costs associated with our fiscal 2014 acquisitions, $38.0 million associated with the settlement of Questcor related litigation and $21.6 million of share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition. These factors were partially offset by a $9.8 million decrease in environmental charges related to the Passaic River, as the three months ended March 27, 2015 included a $13.3 million charge compared with $23.1 million in the prior year, and a $11.4 million decrease in acquisition costs. Selling, general and administrative expenses were 37.8% of net sales for the three months ended March 27, 2015 and 34.8% of net sales for the three months ended March 28, 2014.
Research and development expenses. R&D expenses increased $5.6 million, or 13.5%, to $47.0 million for the three months ended March 27, 2015, compared with $41.4 million for the three months ended March 28, 2014. The addition of Acthar, Synacthen and Ofirmev into the portfolio were significant factors to the increase in R&D expenses. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. In addition, we continue to invest in the development of extended-release opioid products with abuse deterrent properties. As a percentage of our net sales, R&D expenses were 5.2% and 7.4% for the three months ended March 27, 2015 and March 28, 2014, respectively.
Separation costs. During the three months ended March 28, 2014, we incurred separation costs of $2.6 million, primarily related to legal, accounting, tax and other professional fees.
Restructuring charges, net. During the three months ended March 27, 2015, we recorded $3.8 million of restructuring and related charges, net, of which $0.1 million was related to accelerated depreciation and was included in cost of sales. The remaining $3.7 million primarily related to employee severance and benefits within the Specialty Generics segment. During the three months ended March 28, 2014, we recorded restructuring and related charges, net, of $21.7 million, which primarily related to severance and employee benefit costs, consulting costs and a $2.6 million non-cash facility closure charge associated with restructuring within the Global Medical Imaging segment.

Gains on divestiture and license. During the three months ended March 27, 2015 and March 28, 2014, we recorded gains on divestiture and license of $0.9 million for both periods, which related to the sale of the rights to market TussiCaps™ extended-release capsules in fiscal 2011.

Non-Operating Items
Interest expense and interest income. During the three months ended March 27, 2015 and March 28, 2014, net interest expense was $57.0 million and $11.9 million, respectively. The increase in net interest expense was primarily related to the issuance of $1.3 billion of debt associated with the Cadence Acquisition, approximately $1.8 billion of debt associated with the Questcor Acquisition and $11.4 million of interest accrued on deferred tax liabilities associated with outstanding installment notes. Interest expense during the three months ended March 27, 2015 and March 28, 2014 included $5.5 million and $1.3 million, respectively, of non-cash interest expense.
Other income (expense), net. During the three months ended March 27, 2015, we recorded other income, net, of $4.1 million and during the three months ended March 28, 2014, we recorded other expense, net, of $0.4 million, both of which represented miscellaneous items, including gains and losses on intercompany financing foreign currency transactions and related hedging instruments.
Income tax benefit. Income tax benefit was $34.2 million on income from operations before income taxes of $42.3 million for the three months ended March 27, 2015 and $20.3 million on loss from continuing operations before income taxes of $8.6 million for the three months ended March 28, 2014. Our effective tax rate was negative 80.9% for the three months ended March 27, 2015 compared with 236.0% for the three months ended March 28, 2014. The $13.9 million increase in tax benefit for the three months ended March 27, 2015, as compared with the three months ended March 28, 2014, resulted in an approximately 316% decrease in the effective tax rate. Of this overall decrease, 212% was attributable to a diminutive loss from continuing operations before taxes for the three months ended March 28, 2014, 66% was due to an increase in amortization of acquired intangible assets resulting in an increase to the favorable rate difference between non-U.S. and U.S. tax jurisdictions, 36% was due to an increase in the favorable rate difference between non-U.S. and U.S. tax jurisdictions related to the impact of recent acquisitions which includes the impacts of acquisition financing and the integration of the acquired intangible property into the Company’s legal entity structure, and 3% was due to the recognition of previously unrecognized tax benefits within the three months ended March 27, 2015.
Income (loss) from discontinued operations, net of income taxes. We recorded income of $22.3 million and a loss of $0.1 million from discontinued operations, net of income taxes, during the three months ended March 27, 2015 and March 28, 2014, respectively. The income for the three months ended March 27, 2015 primarily related to the expiration of a $22.5 million tax indemnification obligation associated with a business that was originally disposed of in fiscal 1997. The remaining amounts, in both periods, related to indemnification obligations to the purchaser of our Specialty Chemicals business (formerly known as Mallinckrodt Baker), which was sold during fiscal 2010.

Six Months Ended March 27, 2015 Compared with Six Months Ended March 28, 2014

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Six Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
U.S.	$1,442.3	$786.1	83.5%
Europe, Middle East and Africa	179.2	194.0	(7.6)
Other	154.7	117.9	31.2
Net sales	$1,776.2	$1,098.0	61.8

Net sales for the six months ended March 27, 2015 increased $678.2 million, or 61.8%, to $1,776.2 million, compared with $1,098.0 million for the six months ended March 28, 2014. This increase was primarily driven by the inclusion of net sales of Acthar and Ofirmev within the Specialty Brands segment and higher net sales of oxycodone- and hydrocodone-related products within the Specialty Generics segment. The increases were partially offset by decreased net sales within the Global Medical

Imaging segment. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the six months ended March 27, 2015 increased $409.0 million, or 78.9%, to $927.2 million, compared with $518.2 million for the six months ended March 28, 2014. The increase in gross profit primarily resulted from increased net sales from the inclusion of Acthar and Ofirmev and ongoing strategic initiatives undertaken within the Specialty Generics segment. These increases were partially offset by a $222.4 million increase in amortization, primarily associated with Acthar and Ofirmev, and a $34.1 million increase of expense recognition associated with fair value adjustments of inventory acquired, primarily related to Acthar. Gross profit margin was 52.2% for the six months ended March 27, 2015, compared with 47.2% for the six months ended March 28, 2014.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended March 27, 2015 were $606.0 million, compared with $340.3 million for the six months ended March 28, 2014, an increase of $265.7 million, or 78.1%. The increase primarily resulted from the addition of $199.7 million of selling and administration costs associated with our fiscal 2014 acquisitions, $38.0 million associated with the settlement of Questcor related litigation and $45.4 million of share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition. These factors, were partially offset by a $9.8 million decrease in environmental charges related to the Passaic River, as the six months ended March 27, 2015 included a $13.3 million charge compared with $23.1 million in the prior year, and a $11.4 million decrease in acquisition costs. Selling, general and administrative expenses were 34.1% of net sales for the six months ended March 27, 2015 and 31.0% of net sales for the six months ended March 28, 2014.
Research and development expenses. R&D expenses increased $9.0 million, or 11.2%, to $89.4 million for the six months ended March 27, 2015, compared with $80.4 million for the six months ended March 28, 2014. The addition of Acthar, Synacthen and Ofirmev into the portfolio were significant factors to the increase in R&D expenses. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. In addition, we continue to invest in the development of extended-release opioid products with abuse deterrent properties. As a percentage of our net sales, R&D expenses were 5.0% and 7.3% for the six months ended March 27, 2015 and March 28, 2014, respectively.
Separation costs. During the six months ended March 28, 2014, we incurred separation costs of $4.8 million, primarily related to legal, accounting, tax and other professional fees.
Restructuring charges, net. During the six months ended March 27, 2015, we recorded $11.1 million of restructuring and related charges, net, of which $0.2 million was related to accelerated depreciation and was included in cost of sales. The remaining $10.9 million primarily related to $7.7 million of accelerated share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition and employee severance and benefits within the Specialty Brands and Specialty Generics segments. During the six months ended March 28, 2014, we recorded restructuring and related charges, net, of $29.8 million, of which $0.1 million was related to accelerated depreciation and was included in cost of sales. The remaining $29.7 million primarily related to severance and employee benefits, consulting costs and a $2.6 million non-cash facility closure charge associated with restructuring within the Global Medical Imaging segment.
Gains on divestiture and license. During the six months ended March 27, 2015 and March 28, 2014, we recorded gains on divestiture and license of $1.7 million and $13.8 million, respectively. The $13.8 million gain recorded during the six months ended March 28, 2014 primarily resulted from the license of extended-release oxymorphone intellectual property to a third-party. The remaining gain in both periods related to the sale of the rights to market TussiCaps™ extended-release capsules in fiscal 2011.

Non-Operating Items
Interest expense and interest income. During the six months ended March 27, 2015 and March 28, 2014, net interest expense was $105.7 million and $21.4 million, respectively. The increase in net interest expense was primarily related to the issuance of $1.3 billion of debt associated with the Cadence Acquisition, approximately $1.8 billion of debt associated with the Questcor Acquisition and $14.2 million of interest accrued on deferred tax liabilities associated with outstanding installment notes. Interest expense during the six months ended March 27, 2015 and March 28, 2014 included $11.1 million and $1.9 million, respectively, of non-cash interest expense.
Other income (expense), net. During the six months ended March 27, 2015, we recorded other income, net, of $8.2 million and during the six months ended March 28, 2014, we recorded other expense, net, of $1.0 million, both of which represented miscellaneous items, including gains and losses on intercompany financing foreign currency transactions and related hedging instruments.

Income tax benefit. Income tax benefit was $43.5 million on income from operations before income taxes of $125.1 million for the six months ended March 27, 2015 and $3.7 million on income from continuing operations before income taxes of $54.4 million for the six months ended March 28, 2014. Our effective tax rate was negative 34.8% for the six months ended March 27, 2015 compared with negative 6.8% for the six months ended March 28, 2014. The effective rate for the six months ended March 27, 2015, as compared with the six months ended March 28, 2014, decreased by approximately28%, of which approximately 14% was attributable to an increase in the favorable rate difference between non-U.S. and U.S. tax jurisdictions related to the impact of recent acquisitions, which includes the impacts of acquisition financing and the integration of the acquired intangible property into the Company’s legal entity structure, and 10% was due to an increase in amortization of acquired intangible assets resulting in an increase to the favorable rate difference between non-U.S. and U.S. tax jurisdictions.
Income (loss) from discontinued operations, net of income taxes. We recorded income of $22.9 million and a loss of $0.9 million from discontinued operations, net of income taxes, during the six months ended March 27, 2015 and March 28, 2014, respectively. The income for the six months ended March 27, 2015 primarily related to the expiration of a $22.5 million tax indemnification obligation associated with a business that was originally disposed of in fiscal 1997. The remaining amounts, in both periods, were related to indemnification obligations provided to the purchaser of our Specialty Chemicals business (formerly known as Mallinckrodt Baker), which was sold during fiscal 2010.

Business Segment Results
The businesses included within our reportable segments are described below:

Specialty Brands

•	includes branded pharmaceuticals drugs, primarily for pain management, and biopharmaceutical drugs for autoimmune and rare diseases.
Specialty Generics

•	produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients.
Global Medical Imaging

•	Contrast Media and Delivery Systems manufactures and markets contrast media for diagnostic imaging applications, and power injectors to allow delivery of contrast media.

•	Nuclear Imaging manufactures and markets radioactive isotopes and associated pharmaceuticals used for the diagnosis and treatment of disease.

Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include revenues and expenses associated with sales of products to Covidien plc ("Covidien"), our former parent company, intangible asset amortization, net restructuring and related charges, non-restructuring impairments and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating income and in the reconciliations presented below. Selected information by business segment is as follows:

Three Months Ended March 27, 2015 Compared with Three Months Ended March 28, 2014

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
Specialty Brands	$334.3	$55.1	506.7%
Specialty Generics	362.8	269.2	34.8
Global Medical Imaging	202.6	222.4	(8.9)
Net sales of operating segments	899.7	546.7	64.6
Other (1)	10.2	11.1	(8.1)
Net sales	$909.9	$557.8	63.1

(1)	Represents products that were sold to Covidien.

Specialty Brands. Net sales for the three months ended March 27, 2015 increased $279.2 million to $334.3 million, compared with $55.1 million for the three months ended March 28, 2014. The increase in net sales was primarily driven by the fiscal 2014 acquisition of Acthar and Ofirmev, which increased net sales by $228.0 million and $62.8 million for the three months ended March 27, 2015 and March 28, 2014, respectively. The benefits from including these products was partially offset by a $16.9 million decline in net sales from branded Exalgo products following the loss of exclusivity in May 2014.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
U.S.	$330.4	$55.1	499.6%
Europe, Middle East and Africa	3.9	—	—
Net sales	$334.3	$55.1	506.7

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
Acthar	$228.0	$—	—%
Ofirmev	68.1	5.3	1,184.9
Exalgo	12.0	28.9	(58.5)
Other	26.2	20.9	25.4
Specialty Brands	$334.3	$55.1	506.7

Specialty Generics. Net sales for the three months ended March 27, 2015 increased $93.6 million, or 34.8%, to $362.8 million, compared with $269.2 million for the three months ended March 28, 2014. The increase in net sales was primarily driven by a $46.9 million increase in net sales of hydrocodone-related products, $27.6 million from the inclusion of BioVectra and a $12.3 million increase in sales of oxycodone-related products, partially offset by a $9.3 million decrease in Methylphenidate ER. The increase in hydrocodone- and oxycodone-related products was related to the implementation of strategic initiatives. The decrease in Methylphenidate ER net sales was primarily attributable to the FDA reclassification of these products to therapeutically inequivalent status.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
U.S.	$302.7	$243.3	24.4%
Europe, Middle East and Africa	25.9	22.6	14.6
Other	34.2	3.3	936.4
Net sales	$362.8	$269.2	34.8

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
Oxycodone (API) and oxycodone-containing tablets	$48.6	$36.3	33.9%
Hydrocodone (API) and hydrocodone-containing tablets	66.6	19.7	238.1
Methylphenidate ER	34.0	43.3	(21.5)
Other controlled substances	145.4	134.0	8.5
Other	68.2	35.9	90.0
Specialty Generics	$362.8	$269.2	34.8

Global Medical Imaging. Net sales for the three months ended March 27, 2015 decreased $19.8 million, or 8.9%, to $202.6 million compared with $222.4 million for the three months ended March 28, 2014. The decrease was primarily driven by unfavorable movements in exchange rates, lower volume from certain fiscal 2014 restructuring actions aimed at improving profitability and the loss of preferred supplier status with a significant GPO in the U.S. market.
Net sales for Global Medical Imaging by geography were as follows (dollars in millions):

	Three Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
U.S.	$104.9	$104.7	0.2%
Europe, Middle East and Africa	60.6	77.2	(21.5)
Other	37.1	40.5	(8.4)
Net sales	$202.6	$222.4	(8.9)

Net sales for Global Medical Imaging by key products were as follows (dollars in millions):

	Three Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
Optiray™	$57.5	$71.3	(19.4)%
Other	35.6	41.3	(13.8)
Contrast Media and Delivery Systems	93.1	112.6	(17.3)
Nuclear Imaging	109.5	109.8	(0.3)
Global Medical Imaging	$202.6	$222.4	(8.9)

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended March 27, 2015 and March 28, 2014 is shown in the following table (dollars in millions):

	Three Months Ended
	March 27, 2015		March 28, 2014
Specialty Brands	$97.4	29.1%	$(26.1)	(47.4)%
Specialty Generics	203.7	56.1	132.0	49.0
Global Medical Imaging	25.2	12.4	10.3	4.6
Segment operating income	326.3	36.3	116.2	21.3
Unallocated amounts:
Corporate and allocated expenses	(103.7)		(72.7)
Intangible asset amortization	(123.6)		(15.5)
Restructuring and related charges, net (1)	(3.8)		(21.7)
Separation costs	—		(2.6)
Total operating income	$95.2		$3.7

(1)
Includes restructuring-related accelerated depreciation of $0.1 million for the three months ended March 27, 2015. Restructuring-related accelerated depreciation was immaterial for the three months ended March 28, 2014.

Specialty Brands. Operating income for the three months ended March 27, 2015 increased $123.5 million to $97.4 million, compared with a $26.1 million loss for the three months ended March 28, 2014. Our operating margin increased to 29.1% for the three months ended March 27, 2015, compared with negative 47.4% for the three months ended March 28, 2014. The increase in operating income and margin was impacted by the $279.2 million increase in net sales, primarily attributable to the fiscal 2014 acquisitions of Acthar and Ofirmev. These higher net sales were partially offset by a $118.6 million increase in selling, general and administrative costs primarily associated with these acquisitions and $21.6 million of share-based compensation expense associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition. The operating loss for the three months ended March 28, 2014 reflected selling and marketing expenses incurred principally to support the launch of XARTEMIS XR™ (oxycodone HCl and acetaminophen) extended-release tablets (CII) ("Xartemis XR").
Specialty Generics. Operating income for the three months ended March 27, 2015 increased $71.7 million to $203.7 million, compared with $132.0 million for the three months ended March 28, 2014. Our operating margin increased to 56.1% for the three months ended March 27, 2015, compared with 49.0% for the three months ended March 28, 2014. The increase in operating income and margin was impacted by the $93.6 million increase in net sales, primarily attributable to higher net sales of hydrocodone-related products resulting from the implementation of strategic initiatives.
Global Medical Imaging. Operating income for the three months ended March 27, 2015 increased $14.9 million to $25.2 million, compared with $10.3 million for the three months ended March 28, 2014. Our operating margin increased to 12.4% for the three months ended March 27, 2015, compared with 4.6% for the three months ended March 28, 2014. The increase in operating income and margin was primarily attributable to an $11.1 million increase in gross profit, despite lower net sales, due to fiscal 2014 restructuring actions that were focused on improving profitability and unfavorable impacts in fiscal 2014 associated with the unscheduled shutdown of our Mo-99 processing facility and the HFR that supplies our Mo-99.
Corporate and allocated expenses. Corporate and allocated expenses were $103.7 million and $72.7 million for the three months ended March 27, 2015 and March 28, 2014, respectively. The three months ended March 27, 2015 included $38.0 million associated with the settlement of Questcor related litigation, a $13.3 million environmental remediation charge and $7.1 million of transaction costs associated with the Ikaria Acquisition. The three months ended March 28, 2014 included a $23.1 million environmental remediation charge and $18.5 million in transaction costs primarily related to the Cadence Acquisition. The remaining increase was primarily attributable to higher professional fees associated with strategic initiatives we've undertaken.

Six Months Ended March 27, 2015 Compared with Six Months Ended March 28, 2014

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Six Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
Specialty Brands	$707.9	$114.7	517.2%
Specialty Generics	647.0	519.1	24.6
Global Medical Imaging	401.9	441.0	(8.9)
Net sales of operating segments	1,756.8	1,074.8	63.5
Other (1)	19.4	23.2	(16.4)
Net sales	$1,776.2	$1,098.0	61.8

(1)	Represents products that were sold to Covidien.

Specialty Brands. Net sales for the six months ended March 27, 2015 increased $593.2 million to $707.9 million, compared with $114.7 million for the six months ended March 28, 2014. The increase in net sales was primarily driven by the fiscal 2014 acquisition of Acthar and Ofirmev, which increased net sales by $494.4 million and $134.2 million for the six months ended March 27, 2105, respectively. The benefits from including these products was partially offset by a $41.0 million decline in net sales from branded Exalgo products following the loss of exclusivity in May 2014.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Six Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
U.S.	$702.5	$114.7	512.5%
Europe, Middle East and Africa	5.4	—	—
Other	—	—	—
Net sales	$707.9	$114.7	517.2

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Six Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
Acthar	$494.4	$—	—%
Ofirmev	139.5	5.3	2,532.1
Exalgo	24.1	65.1	(63.0)
Other	49.9	44.3	12.6
Specialty Brands	$707.9	$114.7	517.2

Specialty Generics. Net sales for the six months ended March 27, 2015 increased $127.9 million, or 24.6%, to $647.0 million, compared with $519.1 million for the six months ended March 28, 2014. The increase in net sales was primarily driven by a $50.8 million increase in net sales of hydrocodone-related products, a $47.7 million increase in net sales of oxycodone-related products, and $47.5 million from the inclusion of BioVectra, partially offset by a $17.0 million decrease in Methylphenidate ER. The increase in hydrocodone-related products was related to the implementation of strategic initiatives. The increase in oxycodone-related products was related to the implementation of strategic initiatives during the six months ended March 28, 2014, which also resulted in $24.4 million of payments during the period as a consequence of these initiatives. The decrease in Methylphenidate ER net sales was primarily attributable to the reclassification of these products by the FDA to therapeutically inequivalent status.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Six Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
U.S.	$536.5	$465.6	15.2%
Europe, Middle East and Africa	49.6	47.4	4.6
Other	60.9	6.1	898.4
Net sales	$647.0	$519.1	24.6

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Six Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
Oxycodone (API) and oxycodone-containing tablets	$95.6	$47.9	99.6%
Hydrocodone (API) and hydrocodone-containing tablets	100.6	49.8	102.0
Methylphenidate ER	82.6	99.6	(17.1)
Other controlled substances	257.3	254.2	1.2
Other	110.9	67.6	64.1
Specialty Generics	$647.0	$519.1	24.6

Global Medical Imaging. Net sales for the six months ended March 27, 2015 decreased $39.1 million, or 8.9%, to $401.9 million compared with $441.0 million for the six months ended March 28, 2014. The decrease was primarily driven by unfavorable movements in exchange rates, lower volume from certain fiscal 2014 restructuring actions aimed at improving profitability and the loss of preferred supplier status with a significant GPO in the U.S. market.

Net sales for Global Medical Imaging by geography were as follows (dollars in millions):

	Six Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
U.S.	$203.3	$205.8	(1.2)%
Europe, Middle East and Africa	124.2	146.6	(15.3)
Other	74.4	88.6	(16.0)
Net sales	$401.9	$441.0	(8.9)

Net sales for Global Medical Imaging by key products were as follows (dollars in millions):

	Six Months Ended
	March 27, 2015	March 28, 2014	Percentage Change
Optiray™	$119.0	$143.4	(17.0)%
Other	71.5	80.8	(11.5)
Contrast Media and Delivery Systems	190.5	224.2	(15.0)
Nuclear Imaging	211.4	216.8	(2.5)
Global Medical Imaging	$401.9	$441.0	(8.9)

Operating Income
Operating income by segment and as a percentage of segment net sales for the six months ended March 27, 2015 and March 28, 2014 is shown in the following table (dollars in millions):

	Six Months Ended
	March 27, 2015		March 28, 2014
Specialty Brands	$245.6	34.7%	$(34.3)	(29.9)%
Specialty Generics	344.2	53.2	253.2	48.8
Global Medical Imaging	42.5	10.6	14.7	3.3
Segment operating income	632.3	36.0	233.6	21.7
Unallocated amounts:
Corporate and allocated expenses	(149.5)		(97.9)
Intangible asset amortization	(249.1)		(24.3)
Restructuring and related charges, net (1)	(11.1)		(29.8)
Separation costs	—		(4.8)
Total operating income	$222.6		$76.8

(1)	Includes restructuring-related accelerated depreciation of $0.2 million and $0.1 million for the six months ended March 27, 2015 and March 28, 2014, respectively.

Specialty Brands. Operating income for the six months ended March 27, 2015 increased $279.9 million to $245.6 million, compared with a $34.3 million loss for the six months ended March 28, 2014. Our operating margin increased to 34.7% for the six months ended March 27, 2015, compared with negative 29.9% for the six months ended March 28, 2014. The increase in operating income and margin was impacted by the $593.2 million increase in net sales, primarily attributable to the fiscal 2014 acquisitions of Acthar and Ofirmev. These higher net sales were partially offset by a $222.0 million increase in selling, general and administrative costs primarily associated with these acquisitions and $45.4 million of share-based compensation expense associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition. The operating loss for the six months ended March 28, 2014 reflected selling and marketing expenses incurred principally to support the launch of Xartemis XR.
Specialty Generics. Operating income for the six months ended March 27, 2015 increased $91.0 million to $344.2 million, compared with $253.2 million for the six months ended March 28, 2014. Our operating margin increased to 53.2% for the six months ended March 27, 2015, compared with 48.8% for the six months ended March 28, 2014. The increase in operating income and margin was impacted by the $127.9 million increase in net sales, primarily attributable to higher net sales of hydrocodone- and oxycodone-related products resulting from the implementation of strategic initiatives during the three months ended December 27, 2013. The strategic initiatives on oxycodone-related products resulted in $24.4 million in payments during the six months ended March 28, 2014. The six months ended March 28, 2014 included an $11.7 million gain on the license of intellectual property to a third-party.
Global Medical Imaging. Operating income for the six months ended March 27, 2015 increased $27.8 million to $42.5 million, compared with $14.7 million for the six months ended March 28, 2014. Our operating margin increased to 10.6% for the six months ended March 27, 2015, compared with 3.3% for the six months ended March 28, 2014. The increase in operating income and margin was primarily attributable to an $11.8 million increase in gross profit, despite lower net sales, due to fiscal 2014 restructuring actions that were focused on improving profitability and unfavorable impacts in fiscal 2014 associated with the unscheduled shutdown of our Mo-99 processing facility and the HFR that supplies our Mo-99. In addition, there was a $15.6 million decrease in selling, general and administrative costs primarily due to benefits from restructuring actions.
Corporate and allocated expenses. Corporate and allocated expenses were $149.5 million and $97.9 million for the six months ended March 27, 2015 and March 28, 2014, respectively. The six months ended March 27, 2015 included $38.0 million associated with the settlement of Questcor related litigation, a $13.3 million environmental remediation charge and $7.1 million of transaction costs associated with the Ikaria Acquisition. The three months ended March 28, 2014 included a $23.1 million environmental remediation charge and $18.5 million in transaction costs primarily related to the Cadence Acquisition. The remaining increase was primarily attributable to higher professional fees associated with strategic initiatives we've undertaken.

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
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Six Months Ended
	March 27, 2015	March 28, 2014
Net cash provided by (used in):
Operating activities	$365.5	$141.2
Investing activities	(53.0)	(1,331.8)
Financing activities	40.6	1,252.1
Effect of currency exchange rate changes on cash and cash equivalents	(7.4)	(2.1)
Net increase in cash and cash equivalents	$345.7	$59.4

Operating Activities
Net cash provided by operating activities of $365.5 million for the six months ended March 27, 2015 was primarily attributable to income from continuing operations, as adjusted for non-cash items, partially offset by a $9.3 million outflow from net investment in working capital. The working capital net outflow was primarily driven by a $29.8 million increase in accounts receivable, net and a $123.2 million decrease in other assets and liabilities, partially offset by a $42.3 million decrease in inventory, a $19.1 million increase in accounts payable, and a $82.3 million increase in net tax related balances. The $123.2 million decrease in other assets and liabilities resulted largely from the annual payout of cash bonuses for performance in the prior fiscal year, restructuring payments and royalty payments.
Net cash provided by operating activities of $141.2 million for the six months ended March 28, 2014 was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to a $2.6 million inflow from net investment in working capital. The net working capital inflow was primarily driven by a $79.6 million decrease in accounts receivable, net, partially offset by a $39.0 million increase in inventory and a $34.0 million decrease in accounts payable. The higher inventory levels were driven by the availability of increased U.S. Drug Enforcement Administration quota following annual renewals. The decrease in accounts receivable was due to higher customer incentive reserves and favorable timing of cash collections.

Investing Activities
Net cash used in investing activities decreased $1,278.8 million to $53.0 million for the six months ended March 27, 2015, compared with $1,331.8 million for the six months ended March 28, 2014. This decrease primarily resulted from $1,293.2 million cash outflow for acquisitions in the prior year period, partially offset by a $4.4 million increase in capital expenditures and a $3.7 million decrease in cash inflows from restricted cash.

Financing Activities
Net cash provided by financing activities was $40.6 million for the six months ended March 27, 2015, compared with net cash provided by financing activities of $1,252.1 million for the six months ended March 28, 2014. The $1,211.5 million decrease largely resulted from a $1,185.0 million decrease in net cash inflows from the issuance of debt, net of the related debt financing costs. Additionally, there was a $10.5 million increase in cash outflows for the repurchase of our ordinary shares to satisfy tax withholding obligations on the vesting of employee restricted share units, a $32.7 million increase in repayment of external debt and capital leases, and a $4.0 million cash outflow resulting from the settlement of the BioVectra contingent consideration. These increases in cash outflows were partially offset by a $20.7 million increase in cash inflows from the excess tax benefit derived from share-based compensation and proceeds from stock option exercises.

Debt and Capitalization
At March 27, 2015, total debt was $3,988.7 million compared with total debt at September 26, 2014 of $3,972.7 million. The total debt at March 27, 2015 was comprised of $1,982.7 million of variable-rate term loans, $1,825.1 million of fixed-rate instruments, $180.0 million of borrowings under a variable-rate securitization program and $0.9 million of capital lease obligations. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of March 27, 2015, our fixed-rate instruments have a weighted-average interest rate of 5.14% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.80% and has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million.
At March 27, 2015, $22.4 million of our debt was classified as current, as these payments are expected to be made within the next fiscal year.
In addition to the additional borrowing capacity under our receivable securitization program, we have a $250.0 million revolving credit facility. At March 27, 2015, we had no borrowings or letters of credit outstanding against our revolving credit facility. As such, the entire $250.0 million under the revolving credit facility was available for borrowing at March 27, 2015.
As of March 27, 2015, we were, and expect to remain, in compliance with the provisions and covenants associated with our debt agreements.
For additional information regarding our debt agreements, refer to Note 11 of Notes to Condensed Consolidated Financial Statements.
In January 2015, our Board of Directors approved a share repurchase program of up to $300.0 million of ordinary shares. No purchases had been made under this program as of March 27, 2015.
In April 2015, we borrowed $240.0 million under the revolving credit facility and issued $1.4 billion aggregate principal amount of senior unsecured notes to fund the Ikaria Acquisition. For additional information on these transactions, refer to Note 20 of Notes to the Consolidated Financial Statements.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the date of sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet as of March 27, 2015 was $15.9 million, of which $13.1 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at March 27, 2015. As of March 27, 2015, the maximum future payments we could be required to make under these indemnification obligations was $71.0 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in other assets on our unaudited condensed consolidated balance sheet at March 27, 2015.
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
In addition, as of March 27, 2015, we had a $21.1 million letter of credit to guarantee decommissioning costs associated with our Saint Louis, Missouri plant upon closure, though we do not intend to close this facility. As of March 27, 2015, we had various other letters of credit and guarantee and surety bonds totaling $38.4 million. In April 2015, we terminated the $21.1 million letter of credit associated with the guarantee of decommissioning costs associated with our Saint Louis, Missouri plant and placed $21.1 million of restricted cash on deposit with a trustee.
We exchanged title to $27.4 million of our plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. We also simultaneously leased such assets back from Saint Louis County under a capital lease expiring December 2025, the terms of which provide us with the right of offset against the IRBs. The lease also provides an option for us to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a property tax abatement ten years from the date the property was placed in service. Due to the right of offset, the capital lease obligation and IRB asset are recorded net in the unaudited condensed consolidated balance sheets. We expect that the right of offset will be applied to payments required under these arrangements.
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
We believe that our accounting policies for revenue recognition, inventory, goodwill and other intangible assets, contingencies, pension and postretirement benefits, share-based compensation and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended March 27, 2015, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on November 24, 2014.

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
The risk factors included within Item 1A. of our Annual Report on Form 10-K filed with the SEC on November 24, 2014, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

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

Interest Rate Risk
Our exposure to interest rate risk is primarily related to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of March 27, 2015, our outstanding debt included $1,982.7 million in variable-rate debt on our senior secured term loans and $180.0 million variable-rate debt on our accounts receivable securitization facility. Assuming a one hundred basis-point increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $5.4 million.
In addition, we maintain a $250.0 million five-year senior secured revolving credit facility with a variable interest rate equal to LIBOR plus a margin based on our total net leverage ratio. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under this facility. As of March 27, 2015, there were no outstanding borrowings under this credit facility.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of March 27, 2015 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10% adverse movement in foreign exchange rates relative to the U.S. Dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10% adverse change in foreign exchange rates was $24.1 million as of March 27, 2015. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. Dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of March 27, 2015 that measures the change in the net financial position arising from a hypothetical 10% adverse movement in the exchange rates of the Euro, the Mexican Peso and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10% adverse change in the above currencies was $42.8 million as of March 27, 2015. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors set forth below are updates to certain risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 26, 2014, filed with the SEC on November 25, 2014.

Risks Related to Our Business

Any acquisitions of technologies, products and businesses, including our recently completed acquisitions of Questcor, Cadence and Ikaria may be difficult to integrate in the expected time frame and may adversely affect our business, financial condition and the results of operations.
We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions in the expected time frame, including our fiscal 2014 acquisitions of Cadence (completed on March 19, 2014) and Questcor (completed on August 14, 2014) and our fiscal 2015 acquisition of Ikaria (completed on April 16, 2015), we may not obtain the advantages and synergies that such acquisitions were intended to create, which may have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Moreover, the due diligence that we conduct in conjunction with an acquisition may not sufficiently discover risks and contingent liabilities associated with the acquisition target and, consequently, we may consummate an acquisition for which the risks and contingent liabilities are greater than were projected. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, and our customers, licensors, suppliers and employees and may face difficulties in managing the expanded operations of a significantly larger and more complex company. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between our products or customers and the companies which we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. Additionally, the time between our expenditures to acquire new products, technologies or businesses and the subsequent generation of revenues from those acquired products, technologies or businesses (or the timing of revenue recognition related to licensing agreements and/or strategic collaborations) could cause fluctuations in our financial performance from period to period. Finally, if we are unable to successfully integrate products, technologies, businesses or personnel that we acquire, we could incur significant impairment charges or other adverse financial consequences. Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

We may be unable to protect our intellectual property rights, intellectual property rights may be limited or we may be subject to claims that we infringe on the intellectual property rights of others.
We rely on a combination of patents, trademarks, trade secrets, proprietary know-how, market exclusivity gained from the regulatory approval process and other intellectual property to support our business strategy, most notably in relation to Acthar, Ofirmev and INOMAX. However, our efforts to protect our intellectual property rights may not be sufficient. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which could adversely affect our business, financial condition and results of operations.
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
Certain key patents related to the use of therapeutic nitric oxide for treating or preventing bronchoconstriction or reversible pulmonary vasoconstriction expired in 2013. Prior to their expiration, Ikaria depended, in part, upon these patents to provide it with exclusive marketing rights for its product for some period of time. Ikaria has obtained new patents on methods of identifying patients at risk of serious adverse events when nitric oxide was administered to patients with particular heart conditions which the FDA has approved for inclusion on the INOMAX warning label, and that may have the effect of inhibiting development of competitive generic products. However, the expiration of these key patents increases the risk that others could introduce and commercialize competitive nitric oxide therapies.
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
We operate in an industry characterized by extensive patent litigation, and we may from time to time be a party to such litigation. For example, several third parties have challenged, and additional third parties may challenge, the patents covering Ofirmev, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. Such litigation and related matters are described in Note 16 of Notes to Condensed Consolidated Financial Statements included within Item 1. Financial Statements of this Quarterly Report on Form 10-Q.
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

We currently market INOMAX for only one indication. We will not be permitted to market INOMAX for any other indication unless we receive FDA approval for any such indication. If we do not receive approval to market INOMAX for additional uses, our ability to grow revenues may be materially adversely affected.
INOMAX is approved for sale in the U.S. only for the treatment of hypoxic respiratory failure (“HRF”) associated with pulmonary hypertension in term and near-term infants. In order to market INOMAX for any other indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials, and obtain regulatory approval for such proposed indications. Obtaining regulatory approval is uncertain, time consuming and expensive. Even well-conducted studies of effective drugs will sometimes appear to be negative in either safety or efficacy results. The regulatory review and approval process to obtain marketing approval for a new indication can take many years, often requires multiple clinical trials and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a new indication for a product candidate. If we do not receive approval to market INOMAX for additional indications, we will not be permitted to market INOMAX for any other indication and our ability to grow revenues may be materially adversely affected.

A significant portion of INOMAX sales are derived from unapproved uses of INOMAX. If we fail to comply or are found to have failed to comply with FDA and other laws and regulations related to the promotion of INOMAX for unapproved uses, we could be subject to, without limitation, criminal penalties, substantial fines other sanctions and/or damage awards.
The FDA and other foreign regulatory authorities approve drugs and medical devices for the treatment of specific indications, and products may only be promoted or marketed for the indications for which they have been approved. However, the FDA does not attempt to regulate physicians’ use of approved products, and physicians are free to prescribe most approved products for purposes outside the indication for which they have been approved. This practice is sometimes referred to as “off-label” use. While physicians are free to prescribe approved products for unapproved uses, it is unlawful for drug and device manufacturers to market or promote a product for an unapproved use. INOMAX is currently approved, and therefore we are permitted to market it in the United States, for only one use: the treatment of term and near-term infants with HRF associated with pulmonary hypertension.
Based on a representative sample of patient use data collected from accounts, we estimate that in 2014 approximately 19% of INOMAX sales were for HRF for term and near-term infants, while the remaining 81% were for other critical care uses. Based on the information collected in this survey, we believe that sales of INOMAX for unapproved uses relate to conditions for which we are not currently planning to seek FDA approval. We have no control over physicians’ use of INOMAX for unapproved uses, we are not permitted to promote or market our product for unapproved uses and we cannot assure you that physicians will continue to prescribe INOMAX for unapproved uses at the same rate, or at all.
The laws and regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. Promotion of a product for unapproved use is prohibited; however, certain activities that we and others in the pharmaceutical industry engage in are permitted by the FDA. For example, we provide medical information in response to, and otherwise address, unsolicited customer questions regarding, unapproved uses of INOMAX. We have put in place compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our current or prior practices constitute prohibited promotion of INOMAX for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.
Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If the government declines to intervene and prosecute the case, the individual may pursue the case alone. From time to time, employees and former employees of Ikaria have alleged that certain of its practices were not in compliance with applicable law. In each such case, Ikaria reviewed the allegations and concluded they were without merit. Ikaria was the subject of one qui tam suit brought in 2009 by a former employee which alleged, among other things, that Ikaria had a practice of encouraging unproven off-label use of its products, and that this usage had the effect of increasing billings to government programs; this case was voluntarily dismissed in 2013 after the Department of Justice investigated and declined to intervene. Because qui tam suits are filed under seal, it is possible that Ikaria is the subject of one or more additional qui tam actions of which we are unaware.
If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses in connection with past or future activities, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

Any inquiry or investigation into our promotion practices, even if resolved in our favor, would be costly and could divert the attention of our management, damage our reputation and have an adverse effect on our business.
Because of the broad scope and complexity of these laws and regulations, the high degree of prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities, and the risk of potential exclusion from federal government reimbursement programs, numerous companies have determined that it is highly advisable that they enter into settlement agreements in these matters, particularly those brought by federal authorities. Companies that have chosen to settle these alleged violations have typically paid multi-million dollar fines to the government and agreed to abide by consent decrees or corporate integrity agreements.
Any inquiry or investigation into our promotion practices, whether in the United States or by a foreign regulatory authority, even if resolved in our favor, would be costly and could divert the attention of our management, damage our reputation and have an adverse effect on our business.

We are the sole manufacturer of INOMAX and INOcal®. Our inability to continue manufacturing adequate supplies of INOMAX and INOcal could result in a disruption in the supply of INOMAX to our customers.
We are the sole manufacturer of INOMAX. We develop and manufacture INOMAX at our facility in Port Allen, Louisiana, which, other than our backup production facility, is the only FDA inspected site for manufacturing pharmaceutical-grade nitric oxide in the world. Our Port Allen facility is subject to the risks of a natural disaster or other business disruption. Accordingly, we have implemented business continuity measures to mitigate the risk of interruption in the supply of INOMAX, including establishing a backup production facility in Coppell, Texas, which is also certified by the FDA to manufacture INOMAX. The Coppell facility, which is capable of producing INOMAX from our supply of a concentrated pre-mix, which we manufacture at our Port Allen facility, would only be capable of serving as a backup facility for as long as our supply of concentrated pre-mix lasts, which we currently estimate to be about one year. There can be no assurance that we would be able to meet our requirements for INOMAX if there were a catastrophic event or failure of our current manufacturing system in the Port Allen facility and/or the Coppell facility. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA and/or equivalent foreign regulatory authority approval, and would be very time consuming. In addition, because the manufacture of a pharmaceutical gas requires specialized equipment and expertise, there are few, if any, third-party manufacturers to whom we could contract this work in a short period of time. An inability to continue manufacturing adequate supplies of INOMAX at our Port Allen facility and our backup Coppell facility could result in a disruption in the supply of INOMAX to our customers.
The Port Allen facility also manufactures the INOcal product (nitric oxide and nitrogen dioxide calibration gases) for the INOMAX delivery systems. The INOcal product is considered a device. Manufacturing this product required Port Allen to comply with device manufacturing regulations and become ISO 13485 certified. Our Coppell facility is not certified for manufacture of INOcal. There can be no assurance that we would be able to meet our requirements for INOcal if there were a catastrophic event or failure of our current manufacturing system in the Port Allen facility. If we are required to produce INOcal at our Coppell facility, or change or add a new manufacturer or supplier, the process would likely require prior certification and would be very time consuming. An inability to continue manufacturing adequate supplies of INOcal at our Port Allen facility could result in a disruption in the supply of INOMAX delivery systems, a critical component of our INOMAX Total Care Package, to our customers.

The INOMAX drug-delivery systems are sophisticated electro-mechanical devices comprised of components that may deteriorate over time. If we experience problems with, failure of, or delays in obtaining such components, our ability to provide our customers with INOMAX Total Care would be adversely affected.
Because the INOMAX drug-delivery systems are sophisticated electro-mechanical devices, the parts which comprise the devices are subject to wear and tear, which may result in decreased function or failure of those parts over time. Although we perform scheduled, preventive maintenance on all of our drug delivery systems to limit device failures, and additional maintenance as needed whenever a customer reports a device malfunction, components of our devices may fail.

Following the completion of the Ikaria acquisition, we have significantly less cash on hand than we had prior to the completion of the Ikaria acquisition. This reduced amount of cash could constrain our ability to grow our business.
We utilized cash on our balance sheet and the proceeds of a $240.0 million draw under our revolving credit facility made on April 2, 2015 to fund a portion of the purchase price and expenses associated with the Ikaria acquisition. This leaves us with significantly less cash and cash equivalents on hand than the approximately $1,053.5 million of cash and cash equivalents on hand as of March 27, 2015. Additionally, following completion of the Ikaria acquisition, we have significantly less availability under our revolving credit facility than we had prior to the completion of the Ikaria acquisition. Although our management believes that it will have access to cash sufficient to meet our business objectives and capital needs, the lessened availability of cash and cash equivalents following the completion of the Ikaria acquisition could constrain our ability to grow our business. Our financial position following the Ikaria acquisition could also make us vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors that have more cash at their disposal. If we do not have adequate capital to maintain or develop our business, additional capital may not be available to us on a timely basis, on favorable terms, or at all.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.
We have substantial indebtedness, which could adversely affect our ability to fulfill our financial obligations and have a negative impact on our financing options and liquidity position. As of April 16, 2015, we had approximately $5.6 billion of total debt.

Our indebtedness may impose restrictions on us that could have material adverse consequences by:
•making it more difficult for us to satisfy our obligations with respect to our debt;
•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•limiting our ability to refinance our indebtedness on terms acceptable to us or at all;
•imposing restrictive covenants on our operations;
•placing us at a competitive disadvantage to other less leveraged competitors; and
•increasing our costs of borrowing.

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
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our common stock during the quarter ended March 27, 2015. All transactions represent deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations. During January 2015, the Board of Directors approved a share repurchase program of up to $300.0 million shares, none of which had been purchased as of March 27, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under Plans or Programs
December 27, 2014 to January 23, 2015	5,443	$99.44	—	$300,000,000
January 26, 2015 to February 27, 2015	4,506	106.20	—	300,000,000
February 28, 2015 to March 27, 2015	6,434	126.07	—	300,000,000

(1) Shares valued at the closing price of our ordinary shares on the vesting date.

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

2.1
Stock Purchase Agreement, dated March 5, 2015, by and among Compound Holdings I, LLC, Compound Holdings II, Inc., Mallinckrodt Enterprises LLC and Mallinckrodt plc (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 5, 2015).

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Amended and Restated Memorandum and Articles of Association of Mallinckrodt plc (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed July 1, 2013).
10.1
First Amendment to the Note Purchase Agreement, dated as of January 20, 2015, among Mallinckrodt Securitization S.À R.L., the persons from time to time party thereto as purchasers, PNC Bank, National Association, as administrative agent, and Mallinckrodt LLC, as servicer.

10.2
First Amendment to the Purchase and Sale Agreement, dated as of January 20, 2015, among the various entities party thereto from time to time as originators, Mallinckrodt LLC, as servicer, and Mallinckrodt Securitization S.À R.L., as buyer.

10.3	Amended and Restated Performance Guaranty, dated as of January 20, 2015, by Mallinckrodt International Finance S.A. in favor of PNC Bank, National Association, as administrative agent.
10.4	Mallinckrodt Pharmaceuticals Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on January 23, 2015).
10.5	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Restricted Unit Award to Non-Employee Directors.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended March 27, 2015 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh Senior Vice President and Chief Financial Officer (principal financial officer)

Date: May 5, 2015