Form 10-Q
period 2015-06-26
Mallinckrodt plc
filed 2015-08-04
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2015

or

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
Perth House, Millenium Way,
Chesterfield, Derbyshire, United Kingdom, S41 8ND
(Address of principal executive offices) (Zip Code)

Telephone: +44 424 626 3051
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
Ordinary shares, $0.20 par value - 117,342,534 shares as of July 27, 2015

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales	$965.1	$653.1	$2,741.3	$1,751.1
Cost of sales	431.6	368.8	1,280.6	948.6
Gross profit	533.5	284.3	1,460.7	802.5

Selling, general and administrative expenses	332.7	221.3	938.7	561.6
Research and development expenses	45.0	42.7	134.4	123.1
Separation costs	—	1.8	—	6.6
Restructuring charges, net	23.1	23.8	34.0	53.5
Gains on divestiture and license	(0.9)	(0.9)	(2.6)	(14.7)
Operating income (loss)	133.6	(4.4)	356.2	72.4

Interest expense	(72.5)	(22.7)	(178.7)	(44.9)
Interest income	0.2	0.3	0.7	1.1
Other (expense) income, net	(0.5)	0.1	7.7	(0.9)
Income (loss) from continuing operations before income taxes	60.8	(26.7)	185.9	27.7

Income tax expense (benefit)	3.3	(2.4)	(40.2)	(6.1)
Income (loss) from continuing operations	57.5	(24.3)	226.1	33.8

Income (loss) from discontinued operations, net of income taxes	0.5	0.2	23.4	(0.7)

Net income (loss)	$58.0	$(24.1)	$249.5	$33.1

Basic earnings (loss) per share (Note 7):
Income (loss) from continuing operations	$0.49	$(0.42)	$1.94	$0.58
Income (loss) from discontinued operations	—	—	0.20	(0.01)
Net income (loss)	$0.50	$(0.41)	$2.14	$0.57

Basic weighted-average shares outstanding	116.3	58.5	115.5	58.2

Diluted earnings (loss) per share (Note 7):
Income (loss) from continuing operations	$0.48	$(0.42)	$1.91	$0.57
Income (loss) from discontinued operations	—	—	0.20	(0.01)
Net income (loss)	$0.49	$(0.41)	$2.11	$0.56

Diluted weighted-average shares outstanding	117.8	58.5	117.1	59.0

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income (loss)	$58.0	$(24.1)	$249.5	$33.1
Other comprehensive income (loss), net of tax:
Currency translation adjustments	5.1	(0.9)	(53.8)	(2.9)
Unrecognized gain on derivatives, net of $-, $-, ($0.1) and ($0.1) tax	0.2	0.2	0.4	0.4
Unrecognized gain (loss) on benefit plans, net of ($2.7), ($2.2), ($2.8) and ($2.1) tax	4.5	4.8	5.4	4.5
Total other comprehensive loss, net of tax	9.8	4.1	(48.0)	2.0
Comprehensive income (loss)	$67.8	$(20.0)	$201.5	$35.1

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 26, 2015	September 26, 2014
Assets
Current Assets:
Cash and cash equivalents	$225.3	$707.8
Accounts receivable, less allowance for doubtful accounts of $8.9 and $6.6	624.6	545.6
Inventories	377.8	396.6
Deferred income taxes	143.5	165.2
Prepaid expenses and other current assets	170.0	255.8
Total current assets	1,541.2	2,071.0
Property, plant and equipment, net	1,015.5	949.2
Goodwill	3,234.0	2,401.9
Intangible assets, net	8,680.5	7,112.2
Other assets	408.0	330.5
Total Assets	$14,879.2	$12,864.8

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$22.6	$21.2
Accounts payable	142.5	128.7
Accrued payroll and payroll-related costs	91.5	125.1
Accrued royalties	26.1	68.0
Accrued and other current liabilities	476.8	561.8
Total current liabilities	759.5	904.8
Long-term debt	5,333.1	3,951.5
Pension and postretirement benefits	112.2	119.1
Environmental liabilities	74.0	59.9
Deferred income taxes	2,923.6	2,398.6
Other income tax liabilities	123.5	122.6
Other liabilities	255.2	350.3
Total Liabilities	9,581.1	7,906.8
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 117,665,741 and 116,160,353 issued; 117,275,484 and 115,929,588 outstanding	23.5	23.2
Ordinary shares held in treasury at cost, 390,257 and 230,765	(32.9)	(17.5)
Additional paid-in capital	5,326.1	5,172.4
Retained earnings	(36.3)	(285.8)
Accumulated other comprehensive income	17.7	65.7
Total Shareholders' Equity	5,298.1	4,958.0
Total Liabilities and Shareholders' Equity	$14,879.2	$12,864.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	June 26, 2015	June 27, 2014
Cash Flows From Operating Activities:
Net income	$249.5	$33.1
(Income) loss from discontinued operations, net of income taxes	(23.4)	0.7
Income from continuing operations	226.1	33.8
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	481.2	158.7
Share-based compensation	93.9	14.4
Deferred income taxes	(135.2)	(20.5)
Non-cash restructuring charge	—	2.6
Other non-cash items	(37.8)	17.3
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(22.9)	(25.7)
Inventories	36.9	(7.5)
Accounts payable	16.5	(29.0)
Income taxes	61.6	(46.9)
Other	(161.1)	70.9
Net cash provided by operating activities	559.2	168.1
Cash Flows From Investing Activities:
Capital expenditures	(92.5)	(80.1)
Acquisitions and intangibles, net of cash acquired	(1,176.3)	(1,303.2)
Restricted cash	(21.9)	4.1
Other	2.6	8.7
Net cash used in investing activities	(1,288.1)	(1,370.5)
Cash Flows From Financing Activities:
Issuance of external debt	1,720.0	1,296.8
Repayment of external debt and capital leases	(1,457.8)	(31.2)
Debt financing costs	(25.3)	(32.2)
Excess tax benefit from share-based compensation	30.4	5.2
Proceeds from exercise of share options	29.7	19.9
Repurchase of shares	(15.4)	(1.9)
Other	(28.1)	—
Net cash provided by financing activities	253.5	1,256.6
Effect of currency rate changes on cash	(7.1)	(1.8)
Net (decrease) increase in cash and cash equivalents	(482.5)	52.4
Cash and cash equivalents at beginning of period	707.8	275.5
Cash and cash equivalents at end of period	$225.3	$327.9

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at September 26, 2014	116.2	$23.2	0.2	$(17.5)	$5,172.4	$(285.8)	$65.7	$4,958.0
Net income	—	—	—	—	—	249.5	—	249.5
Currency translation adjustments	—	—	—	—	—	—	(53.8)	(53.8)
Change in derivatives, net of tax	—	—	—	—	—	—	0.4	0.4
Minimum pension liability, net of tax	—	—	—	—	—	—	5.4	5.4
Share options exercised	1.0	0.2	—	—	29.5	—	—	29.7
Vesting of restricted shares	0.5	0.1	—	—	(0.1)	—	—	—
Excess tax benefit from share-based compensation	—	—	—	—	30.4	—	—	30.4
Share-based compensation	—	—	—	—	93.9	—	—	93.9
Repurchase of shares	—	—	0.2	(15.4)	—	—	—	(15.4)
Balance at June 26, 2015	117.7	$23.5	0.4	$(32.9)	$5,326.1	$(36.3)	$17.7	$5,298.1

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc and its subsidiaries (collectively, "Mallinckrodt" or "the Company"), is a global specialty biopharmaceutical and medical imaging business that develops, manufactures, markets and distributes specialty pharmaceutical and biopharmaceutical products and medical imaging agents. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology and pulmonology); neonatal critical care respiratory therapeutics; and analgesics and central nervous system drugs. The Company also supports the diagnosis of disease with nuclear medicine and contrast imaging agents. The Company believes its experience in the acquisition and management of highly regulated raw materials; deep regulatory expertise; and specialized chemistry, formulation and manufacturing capabilities have created compelling competitive advantages that it anticipates will sustain future revenue growth.
During the first quarter of fiscal 2015, the integration of Questcor Pharmaceuticals, Inc. ("Questcor") was substantially completed. With this, and given the increased significance of the Specialty Brands business to the Company's results and the expected long-term growth of this business as compared to the Specialty Generics business, the Company changed its reportable segments. The Company now presents the Specialty Brands and Specialty Generics businesses as reportable segments, along with the continued presentation of Global Medical Imaging as a reportable segment. The Company historically presented the Specialty Brands and Specialty Generics businesses within the Specialty Pharmaceuticals segment. Prior year amounts have been recast to conform to current presentation. The three reportable segments are further described below:

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

In May 2015, the Board of Directors of Mallinckrodt plc approved a proposal to migrate the Company’s principal executive offices from Ireland to the United Kingdom. The Company remains incorporated in Ireland and continues to be subject to U.S. Securities and Exchange Commission ("SEC") reporting requirements and the applicable corporate governance rules of the New York Stock Exchange.

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of Mallinckrodt plc, its wholly-owned subsidiaries and entities in which they own or control more than fifty percent of the voting shares, or have the ability to control through similar rights. The results of entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. Divestitures of product lines and businesses that did not qualify as discontinued operations have been reflected in operating income. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated and combined financial statements included in its Annual Report on Form 10-K filed with the SEC on November 24, 2014 and Current Report on Form 8-K filed with the SEC on April 3, 2015.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of September. The third fiscal quarters of 2015 and 2014 ended on June 26, 2015 and June 27, 2014, respectively. Unless otherwise indicated, the three and nine months ended June 26, 2015 refers to the thirteen and thirty-nine week period ended June 26, 2015 and the three and nine months ended June 27, 2014 refers to the thirteen and thirty-nine week period ended June 27, 2014.

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
FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," in April 2014. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for the Company in the first quarter of fiscal 2016, with early adoption permitted. The Company is evaluating the impacts of this pronouncement with regard to our CMDS agreement, discussed further in Note 20, for potential disclosures in future filings and may consider early adoption of the guidance.
FASB issued ASU 2014-09, "Revenue from Contracts with Customers," in May 2014. The issuance of ASU 2014-09 and International Financial Reporting Standards ("IFRS") 15, "Revenue from Contracts with Customers," completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and IFRS. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance is effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted in the first quarter of fiscal 2018. The Company continues to assess the potential impact of the guidance.
FASB issued ASU 2015 - 03, "Interest - Imputation of Interest," in April 2015. The issuance of ASU 2015-03 is part of the FASB's initiative to simplify the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability must be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. The guidance is effective for the Company in the first quarter of fiscal 2017. The adoption is not expected to have a material impact to the Company's financial condition, results of operations and cash flows.
FASB issued ASU 2015 - 11, "Simplifying the Measurement of Inventory," in July 2015. The issuance of ASU 2015-11 is part of the FASB's initiative to more closely align the measurement of inventory between GAAP and IFRS. Under the new guidance, inventory must be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for the Company in the first quarter of fiscal 2017. The adoption is not expected to have a material impact to the Company's financial condition, results of operations and cash flows.

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

4.	Acquisitions and License Agreements
Business Acquisitions
Ikaria, Inc.
On April 16, 2015, the Company acquired Ikaria, Inc. ("Ikaria") through the acquisition of all the outstanding common stock of Compound Holdings II, Inc., the parent holding company of Ikaria, in a transaction valued at approximately $2.3 billion, net of cash acquired ("the Ikaria Acquisition"). Consideration for the transaction consisted of approximately $1.2 billion in cash paid to Compound Holdings II, Inc. shareholders and the assumption of approximately $1.1 billion of Ikaria third-party debt, which was repaid in conjunction with the Ikaria Acquisition. The acquisition and immediate repayment of debt was funded through the issuance of $1.4 billion aggregate principal amount of senior unsecured notes, a $240.0 million borrowing under a revolving credit facility, as discussed further in Note 11, and cash on hand. Ikaria's primary product is INOMAX® (nitric oxide) for inhalation ("Inomax"), a vital treatment option in neonatal critical care, which further accelerates the Company's growth in its Specialty Brands segment.

Questcor Pharmaceuticals
On August 14, 2014, the Company acquired all of the outstanding common stock of Questcor, a biopharmaceutical company, for total consideration of approximately $5.9 billion, comprised of cash consideration of $30.00 per share, 0.897 ordinary shares of the Company for each share of Questcor common stock owned and the portion of outstanding equity awards deemed to have been earned as of August 14, 2014 ("the Questcor Acquisition"). The acquisition was funded through the issuance of approximately 57 million ordinary shares, proceeds from the issuance of $900.0 million aggregate principal amount of senior unsecured notes, $700.0 million of borrowings under a senior secured term loan facility, $150.0 million of cash from a receivable securitization program, as further discussed in Note 11, and cash on hand. H.P. Acthar® Gel (repository corticotropin injection) ("Acthar"), Questcor's primary product, is focused on the treatment of patients with serious, difficult-to-treat autoimmune and rare diseases. Acthar is an injectable drug that is approved by the U.S. Food and Drug Administration ("FDA") for use in 19 indications, including the currently marketed areas of neurology, rheumatology, nephrology and pulmonology. As part of the acquisition, the Company also acquired BioVectra, Inc. ("BioVectra"), a specialty contract manufacturer that provides services to the global pharmaceuticals and biotechnology industry.

Cadence Pharmaceuticals
On March 19, 2014, the Company acquired all of the outstanding common stock of Cadence Pharmaceuticals, Inc. ("Cadence"), a biopharmaceutical company focused on commercializing products principally for use in the hospital setting, for total consideration of $14.00 per share in cash, or approximately $1.3 billion ("the Cadence Acquisition"). The acquisition was primarily funded through a $1.3 billion borrowing under a senior secured term loan credit facility, as further discussed in Note 11. Cadence's sole product, OFIRMEV® (acetaminophen) injection ("Ofirmev"), is a proprietary intravenous formulation of acetaminophen for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever. The Cadence Acquisition added a product to the Specialty Brands segment and provided the Company an opportunity to expand its reach into the adjacent acute care hospital market, in which Cadence had established a presence.

Fair Value Allocation
The following amounts represent the preliminary allocations of the fair value of the identifiable assets acquired and liabilities assumed for the Questcor Acquisition and Ikaria Acquisition, including preliminary goodwill, intangible assets and the related deferred tax balances. The Company expects to complete its valuation analysis and finalize deferred tax balances as of the acquisition date no later than twelve months from the date of the respective acquisitions. The changes in the purchase price allocation and preliminary goodwill based on the final valuation may include, but are not limited to, finalization of working capital settlements, the impact of U.S. state tax rates in determining the deferred tax balances and changes in assumptions utilized in the preliminary valuation report. During the nine months ended June 26, 2015, there were adjustments to the Questcor Acquisition purchase price allocation primarily related to the ongoing evaluation of the non tax deductible branded pharmaceutical fee associated with net sales of Acthar and U.S. state deferred tax balances. The following also presents the final allocation of the fair value of the identifiable assets acquired and liabilities assumed for the Cadence Acquisition. There were no measurement period adjustments recognized during the nine months ended June 26, 2015 that would amend the previously disclosed preliminary purchase price allocation for the Cadence Acquisition.

	Ikaria	Questcor	Cadence
Cash and cash equivalents	$77.3	$445.1	$43.2
Inventory	26.3	67.9	21.0
Intangible assets	1,971.0	5,601.1	1,300.0
Goodwill	814.2	1,789.4	318.1
Other assets, current and non-current (1)	173.3	274.3	18.0
Total assets acquired	3,062.1	8,177.8	1,700.3
Current Liabilities	32.3	168.9	48.8
Unpaid purchase consideration (current)	—	128.8	—
Other liabilities (non-current) less debt	9.1	186.8	—
Deferred tax liabilities, net (non-current)	646.1	1,906.8	292.3
Total Debt	1,121.0	—	30.0
Total liabilities assumed	1,808.5	2,391.3	371.1
Net assets acquired	$1,253.6	$5,786.5	$1,329.2

(1)
This amount includes $73.8 million, $87.3 million and $14.7 million of accounts receivable for the Ikaria Acquisition, Questcor Acquisition and the Cadence Acquisition, respectively, which is also the gross contractual value.

The following is a reconciliation of the total consideration to net assets acquired:

	Ikaria	Questcor	Cadence
Total consideration, net of cash	$1,176.3	$5,470.2	$1,286.0
Plus: cash assumed in acquisition	77.3	445.1	43.2
Total consideration	1,253.6	5,915.3	1,329.2
Less: unpaid purchase consideration	—	(128.8)	—
Net assets acquired	$1,253.6	$5,786.5	$1,329.2

Intangible assets acquired consist of the following:

Ikaria	Amount	Amortization Period
Completed technology	$1,820.0	15 years
Trademark	70.0	22 years
In-process research and development - terlipressin	81.0	Non-Amortizable
	$1,971.0

The completed technology and trademark intangible assets relate to Inomax. The fair values of the intangible assets were determined using the income approach, which is a valuation technique that provides an estimate of the fair value of the asset based on market participant expectations of the cash flows an asset would generate. The cash flows were discounted at various discount rates commensurate with the level of risk associated with each asset or their projected cash flows. Completed technology, trademark and in-process research and development ("IPR&D") terlipressin intangibles utilized discount rates of 14.5%, 14.5%, and 17.0%, respectively. The IPR&D discount rate, for terlipressin, was developed after assigning a probability of success to achieving the projected cash flows based on the current stage of development, inherent uncertainty in the FDA approval process and risks associated with commercialization of a new product. Based on the Company's preliminary estimate, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce, future product and device development anticipated synergies and the tax status of the transaction. The goodwill is not deductible for U.S. income tax purposes. All assets acquired are included within the Company's Specialty Brands segment.

Questcor	Amount	Amortization Period
Completed technology	$5,343.3	18 years
Trademark	5.2	13 years
Customer relationships	34.3	12 years
In-process research and development	218.3	Non-Amortizable
	$5,601.1

The completed technology intangible asset relates to Acthar. The trademark and customer relationship intangible assets relate to BioVectra. The IPR&D relates to the development of Synacthen® (tetracosactide) ("Synacthen"), a synthetic pharmaceutical product for the U.S. market. The fair values of the intangible assets were determined using the income approach. The cash flows were discounted at various discount rates commensurate with the level of risk associated with each asset or their projected cash flows. Completed technology, customer relationships, trademark and IPR&D intangibles utilized discount rates of 14.5%, 10.0%, 10.0% and 16.0%, respectively. The IPR&D discount rate was developed after assigning a probability of success to achieving the projected cash flows based on the current stage of development, inherent uncertainty in the FDA approval process and risks associated with commercialization of a new product. Based on the Company's preliminary estimate, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce, anticipated synergies and the tax status of the transaction. The goodwill is not deductible for U.S. income tax purposes. The majority of the assets acquired are included within the Company's Specialty Brands segment.

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

Financial Results
The amount of net sales and earnings included in the Company's results for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales
Ikaria	$84.8	$—	$84.8	$—
Questcor	290.4	—	837.7	—
Cadence	62.1	53.2	201.6	58.5
	$437.3	$53.2	$1,124.1	$58.5
Operating income (loss)
Ikaria	$13.7	$—	$13.7	$—
Questcor	56.2	—	144.7	—
Cadence	(28.9)	(57.6)	(70.5)	(66.6)
	$41.0	$(57.6)	$87.9	$(66.6)

The amount of amortization on acquired intangible assets included within operating income (loss) for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Intangible asset amortization
Ikaria	$25.9	$—	$25.9	$—
Questcor	75.3	—	226.1	—
Cadence	40.6	40.6	121.9	45.5
	$141.8	$40.6	$373.9	$45.5

The amount of acquisition-related costs included with operating income (loss) for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Acquisition-Related Costs
Ikaria	$23.5	$—	$30.7	$—
Questcor	—	16.6	(0.1)	17.5
Cadence	—	—	—	17.6
	$23.5	$16.6	$30.6	$35.1

During the three months ended June 26, 2015 and June 27, 2014, the Company recognized $4.0 million and $9.5 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory. During the nine months ended June 26, 2015 and June 27, 2014, the Company recognized $39.2 million and $10.6 million, respectively, of expense associated with fair value adjustments of acquired inventory. This expense was included within cost of sales.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents a summary of the combined results of operations for the periods indicated as if the Questcor Acquisition and Cadence Acquisition had been completed as of September 29, 2012 and the Ikaria Acquisition as of September 28, 2013. The pro forma financial information is based on the historical financial information for the Company, Ikaria, Questcor and Cadence, along with certain pro forma adjustments. These pro forma adjustments consist primarily of:

•	non-recurring costs related to the step-up in fair value of acquired inventory and transaction costs related to the acquisitions;

•	increased amortization expense related to the intangible assets acquired in the acquisitions;

•
increased interest expense to reflect the fixed rate unsecured notes and revolving credit facility entered into in connection with the Ikaria Acquisition (utilizing the interest rates of 4.875%, 5.50% and 3.00%), the fixed-rate senior unsecured notes and variable-rate term loan entered into in connection with the Questcor Acquisition (utilizing the interest rate in effect at the acquisition date of 3.50%) and the variable-rate term loan and revolving credit facility entered into in connection with the Cadence Acquisition (utilizing the interest rate in effect at the acquisition date of 3.50%), including interest and amortization of deferred financing costs and original issue discount; and

•	the related income tax effects.

The following unaudited pro forma financial information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results. In addition, the unaudited pro forma financial information does not reflect the cost of any integration activities, benefits from any synergies that may be derived from the acquisitions or revenue growth that may be anticipated.

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales	$982.1	$1,033.5	$2,964.8	$2,870.0
Net income	81.1	56.6	264.2	99.5

Basic earnings per share	$0.70	$0.53	$2.29	$0.93
Diluted earnings per share	0.69	0.52	2.26	0.92

License Agreement
Bristol-Myers Squibb
As part of the Cadence Acquisition, the Company acquired the exclusive development and commercialization rights to Ofirmev in the U.S. and Canada, as well as the rights to the patents and technology, which were originally in-licensed by Cadence from BMS in March 2006. BMS sublicensed these rights to Cadence under a license agreement with SCR Pharmatop S.A. ("Pharmatop"), and the Company has the right to grant sublicenses to third parties. Under this license agreement, the Company may be obligated to make future milestone payments of up to $25.0 million upon the achievement of certain levels of net sales, of which $10.0 million was paid during the nine months ended June 26, 2015. In addition, the Company is obligated to pay royalties on sales of the product. During the three and nine months ended June 26, 2015, the Company paid royalties of $19.5 million and $34.6 million, respectively. The royalties paid during the three and nine months ended June 27, 2014, were $5.4 million.

5.	Restructuring and Related Charges
During fiscal 2013, the Company launched a restructuring program designed to improve its cost structure ("the 2013 Mallinckrodt Program"). The 2013 Mallinckrodt Program includes actions across all segments, as well as within corporate functions. The Company expects to incur charges of $100.0 million to $125.0 million under this program as the specific actions required to execute on these initiatives are identified and approved, which are expected to be substantially completed by the end of fiscal 2016. In addition to the 2013 Mallinckrodt Program, the Company has taken restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Specialty Brands	$20.2	$7.5	$35.3	$9.7
Specialty Generics	0.5	4.3	3.2	4.8
Global Medical Imaging	0.6	10.6	(6.5)	37.2
Corporate	1.8	1.8	2.2	2.3
Restructuring and related charges, net	23.1	24.2	34.2	54.0
Less: accelerated depreciation	—	(0.4)	(0.2)	(0.5)
Restructuring charges, net	$23.1	$23.8	$34.0	$53.5

Net restructuring and related charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
2013 Mallinckrodt Program	$3.7	$23.0	$1.7	$53.9
Acquisitions	19.7	—	32.8	—
Other	(0.3)	1.2	(0.3)	0.1
Total	23.1	24.2	34.2	54.0
Less: non-cash charges, including accelerated share-based compensation expense	(1.5)	(0.4)	(9.4)	(3.1)
Total charges expected to be settled in cash	$21.6	$23.8	$24.8	$50.9

Non-cash charges during the three and nine months ended June 26, 2015 included $1.5 million and $9.2 million of accelerated share-based compensation expense related to employee terminations, primarily associated with the Questcor Acquisition.
The following table summarizes cash activity for restructuring reserves, substantially all of which are related to employee severance and benefits:

	2013 Mallinckrodt Program	Acquisitions	Other	Total
Balance at September 26, 2014	$26.6	$7.9	$0.4	$34.9
Charges	9.9	24.8	—	34.7
Changes in estimate	(8.3)	(1.3)	(0.3)	(9.9)
Cash payments	(18.9)	(13.3)	(0.1)	(32.3)
Reclassifications (1)	(2.5)	—	—	(2.5)
Currency translation	(0.7)	—	—	(0.7)
Balance at June 26, 2015	$6.1	$18.1	$—	$24.2

(1)	Represents the reclassification of pension and other postretirement benefits from restructuring reserves to pension and postretirement obligations.

Net restructuring and related charges, including associated asset impairments, incurred cumulative-to-date related to the 2013 Mallinckrodt Program were as follows:

Specialty Brands	$3.7
Specialty Generics	14.4
Global Medical Imaging	65.0
Corporate	7.9
$91.0

Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

6.	Income Taxes
The Company recognized an income tax expense of $3.3 million on income from continuing operations before income taxes of $60.8 million for the three months ended June 26, 2015 and an income tax benefit of $2.4 million on loss from continuing operations before income taxes of $26.7 million for the three months ended June 27, 2014. This resulted in effective tax rates of 5.4% and 9.0% for the three months ended June 26, 2015 and June 27, 2014, respectively. The Company recognized income tax benefits of $40.2 million and $6.1 million on income from continuing operations before income taxes of $185.9 million and $27.7 million for the nine months ended June 26, 2015 and June 27, 2014, respectively. This resulted in effective tax rates of negative 21.6% and negative 22.0% for the nine months ended June 26, 2015 and June 27, 2014, respectively.

The effective tax rate for the three months ended June 26, 2015, as compared with the three months ended June 27, 2014 decreased by 3.6 percentage points. Included within this net decrease was a 34.5 percentage point decrease predominately due to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions, partially offset by a 30.8 percentage point increase attributable to diminutive income from continuing operations before taxes for the three months ended June 27, 2014. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of the 34.5 percentage point decrease in tax rate, 22.3 percentage points can be attributed to the change in operating income and 13.4 percentage points to the change in amortization, while acquisition financing and other non-acquisition related items increased the rate 1.2 percentage points.
The effective tax rate for the nine months ended June 26, 2015, as compared with the nine months ended June 27, 2014, increased by 0.4 percentage points. Included within this net increase was a 49.4 percentage points increase attributable to diminutive income from continuing operations before taxes for the nine months ended June 27, 2014, partially offset by a 49.1 percentage point decrease predominately due to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of the 49.1 percentage point decrease in the tax rate, 28.0 percentage points can be attributed to the change in operating income, 20.9 percentage points to the change in amortization, and 0.2 percentage points to acquisition financing and other non-acquisition related items.
The Ikaria Acquisition resulted in a preliminary net deferred tax liability increase of $620.0 million. Significant components of this increase include $643.3 million of deferred tax liabilities associated with intangibles related to the Ikaria Acquisition and $17.6 million of deferred tax liability associated with property, plant and equipment, partially offset by $21.7 million of deferred tax assets associated with federal tax credits, and $13.1 million of deferred tax assets associated with financing repayments and $4.9 million of deferred tax assets associated with federal and state net operating losses.
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
During the nine months ended June 26, 2015, the Company recognized a $22.5 million benefit associated with the expiration of tax indemnifications, as further discussed in Note 16, in discontinued operations within the unaudited condensed consolidated statement of income. The Company realized a deferred tax asset of $8.2 million and released a corresponding valuation allowance, which resulted in no net tax consequences associated with this expiration.
The Company's unrecognized tax benefits, excluding interest, totaled $90.6 million at June 26, 2015 and $82.0 million at September 26, 2014. The net increase of $8.6 million primarily resulted from net increases to prior period tax positions of $10.7 million and current year activity of $6.0 million, which were partially offset by decreases in settlements of $6.6 million and the lapse of the applicable statutes of limitation of $1.5 million. If favorably settled, the $88.9 million of unrecognized tax benefits at June 26, 2015 would favorably impact the effective tax rate. The total amount of accrued interest related to these obligations was $41.5 million at June 26, 2015 and $45.1 million at September 26, 2014.
Additionally, the Company reduced its current and non-current payables by $3.3 million and $8.3 million for the three and nine months ended June 26, 2015 for matters other than uncertain tax positions related to periods prior to September 29, 2012. These reductions included payments of $3.3 million and $6.3 million resulting in a favorable impact to the tax provision for the three and nine months ended June 26, 2015.
It is reasonably possible that within the next twelve months, as a result of the resolution of various federal, state and foreign examinations and appeals, additions related to prior period tax positions and the expiration of various statutes of limitation, the unrecognized tax benefits will decrease by up to $16.2 million and the amount of interest and penalties will decrease by up to $10.1 million.
On May 21, 2015, the Board of Directors of Mallinckrodt plc approved a proposal to migrate the principal executive offices of Mallinckrodt plc from Ireland to the United Kingdom resulting in a corresponding migration of its tax residence. Mallinckrodt plc remains incorporated in Ireland. The tax regime applicable to holding companies resident in the United Kingdom allows Mallinckrodt plc to continue to have flexibility in structuring its subsidiary operations and enhanced global cash management.
The tax residency change impacts the Company’s analysis of its cumulative unrepatriated earnings. As of June 26, 2015, the cumulative amount of undistributed earnings of the Company's subsidiaries that may be subject to tax, but are considered to be indefinitely reinvested, was $404.4 million. It is not practicable to determined the cumulative amount of tax liability that would arise if these indefinitely reinvested earnings were remitted due to a variety of factors including the complexity of the Company's global legal entity structure as well as the timing, extent, and nature of any hypothetical repatriation of unremitted earnings. The net decrease in such undistributed earnings as compared to the period ended September 26, 2014 was attributable to the impact of the tax residency change and associated jurisdictions that could be remitted in a tax-free manner. These decreases were partially offset by an increase in unrepatriated earnings associated with income and losses attributed to the nine months ended June 26, 2015.
The Company has also accrued a $0.8 million deferred tax liability associated with approximately $16.1 million of unrepatriated earnings that are not indefinitely reinvested.

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

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Earnings (loss) per share numerator:
Income (loss) from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$57.5	$(24.3)	$226.1	$33.8
Less: earnings allocated to participating securities	0.4	—	2.0	—
Income (loss) from continuing operations attributable to common shareholders, after earnings allocated to participating securities	57.1	(24.3)	224.1	33.8
Income (loss) from discontinued operations	0.5	0.2	23.4	(0.7)
Less: earnings from discontinued operations allocated to participating securities	—	—	0.2	—
Income (loss) from discontinued operations attributable to common shareholders, after allocation of earnings to participating securities	0.5	0.2	23.2	(0.7)
Net income (loss) attributable to common shareholders, after allocation of earnings to participating securities	$57.6	$(24.1)	$247.3	$33.1
Earnings (loss) per share denominator:
Weighted-average shares outstanding - basic	116.3	58.5	115.5	58.2
Impact of dilutive securities	1.5	—	1.6	0.8
Weighted-average shares outstanding - diluted	117.8	58.5	117.1	59.0
Basic earnings (loss) per share attributable to common shareholders
Income (loss) from continuing operations	$0.49	$(0.42)	$1.94	$0.58
Income (loss) from discontinued operations	—	—	0.20	(0.01)
Net income (loss) attributable to common shareholders	$0.50	$(0.41)	$2.14	$0.57
Diluted earnings (loss) per share attributable to common shareholders
Income (loss) from continuing operations	$0.48	$(0.42)	$1.91	$0.57
Income (loss) from discontinued operations	—	—	0.20	(0.01)
Net income (loss) attributable to common shareholders	$0.49	$(0.41)	$2.11	$0.56

There were no anti-dilutive equity awards excluded from the computation of earnings per share for the three and nine months ended June 26, 2015.

The computation of diluted earnings per share for the three months ended June 27, 2014 excludes 3.4 million shares of equity awards because the effect of including such shares would have been anti-dilutive due to the net loss for the period. Had these awards not been anti-dilutive, they would have resulted in dilution of 1.0 million shares for the three months ended June 27, 2014. The computation of diluted earnings per-share for the nine months ended June 27, 2014 excludes less than 0.1 million shares of equity awards because the effect of including such shares would have been anti-dilutive.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	June 26, 2015	September 26, 2014
Raw materials and supplies	$89.0	$73.6
Work in process	173.3	212.1
Finished goods	115.5	110.9
	$377.8	$396.6

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	June 26, 2015	September 26, 2014
Property, plant and equipment, gross	$2,003.8	$1,888.4
Less: accumulated depreciation	(988.3)	(939.2)
Property, plant and equipment, net	$1,015.5	$949.2

Depreciation expense for property, plant and equipment was $30.4 million and $30.4 million during the three months ended June 26, 2015 and June 27, 2014, respectively, and $82.5 million and $82.8 million during the nine months ended June 26, 2015 and June 27, 2014, respectively. Depreciation expense included depreciation on demonstration equipment of $0.4 million and $1.9 million for the three months ended June 26, 2015 and June 27, 2014, respectively, and $1.3 million and $3.9 million for the nine months ended June 26, 2015 and June 27, 2014, respectively. Demonstration equipment was included within other assets on the unaudited condensed consolidated balance sheets.

10.	Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of goodwill by segment at the end of each period were as follows:

	June 26, 2015		September 26, 2014
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$3,027.0	$—	$2,194.9	$—
Specialty Generics	207.0	—	207.0	—
Global Medical Imaging	219.7	(219.7)	219.7	(219.7)
Total	$3,453.7	$(219.7)	$2,621.6	$(219.7)

During the nine months ended June 26, 2015 the gross carrying value of goodwill increased by$814.2 million due to the Ikaria Acquisition and by $17.9 million resulting from adjustments to the Questcor Acquisition purchase price allocation.

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	June 26, 2015		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$8,860.1	$723.0	$7,040.1	$339.7
Licenses	185.1	96.7	185.1	87.3
Customer relationships	30.2	3.6	33.8	0.6
Trademarks	82.5	5.3	13.0	4.1
Other	6.7	6.7	6.7	5.0
Total	$9,164.6	$835.3	$7,278.7	$436.7
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	316.2		235.2
Total	$351.2		$270.2

Intangible asset amortization expense was $149.6 million and $51.6 million during the three months ended June 26, 2015 and June 27, 2014, respectively. Intangible asset amortization expense was $398.7 million and $75.9 million during the nine months ended June 26, 2015 and June 27, 2014, respectively. The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of fiscal 2015	$154.9
Fiscal 2016	618.8
Fiscal 2017	616.9
Fiscal 2018	607.9
Fiscal 2019	607.6

11.	Debt
Debt was comprised of the following at the end of each period:

	June 26, 2015	September 26, 2014
Current maturities of long-term debt:
2.85% term loan due April 2016	$—	$0.4
Term loan due March 2021	19.9	18.2
4.00% term loan due February 2022	1.1	1.2
Capital lease obligation and vendor financing agreements	1.6	1.4
Total current debt	22.6	21.2
Long-term debt:
Variable-rate receivable securitization	153.0	150.0
2.85% term loan due April 2016	—	2.7
3.50% notes due April 2018	300.0	300.0
4.875% notes due April 2020	700.0	—
Term loan due March 2021	1,957.9	1,972.1
4.00% term loan due February 2022	7.7	9.6
9.50% debentures due May 2022	10.4	10.4
5.75% notes due August 2022	900.0	900.0
8.00% debentures due March 2023	4.4	8.0
4.75% notes due April 2023	598.4	598.3
5.50% notes due April 2025	700.0	—
Capital lease obligation and vendor financing agreements	1.3	0.4
Total long-term debt	5,333.1	3,951.5
Total debt	$5,355.7	$3,972.7

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
In March 2014, in connection with the Cadence Acquisition, MIFSA and Mallinckrodt CB LLC ("MCB"), each a wholly-owned subsidiary of the Company, entered into senior secured credit facilities consisting of a $1.3 billion term loan facility due 2021 ("the March 2014 Term Loan") and a $250.0 million revolving credit facility due 2019 ("the Revolver") (collectively, "the Facilities"). The Facilities are fully and unconditionally guaranteed by Mallinckrodt plc, certain of its direct or indirect wholly-owned U.S. subsidiaries and each of its direct or indirect wholly-owned subsidiaries that owns directly or indirectly any such wholly-owned U.S. subsidiary (collectively, "the Guarantors"). The Facilities contain customary affirmative and negative covenants and are secured by a security interest in certain assets of MIFSA, MCB and the Guarantors. The Facilities bear interest at LIBOR plus a margin based on the Company's total net leverage ratio, and the March 2014 Term Loan is subject to a minimum LIBOR level of 0.75%. Interest payment dates are variable based on the LIBOR rate utilized, but the Company generally expects interest to be payable every 90 days. The March 2014 Term Loan requires quarterly principal amortization payments in an amount equal to 0.25% of the original principal amount of the March 2014 Term Loan payable on the last day of each calendar quarter, which commenced June 30, 2014, with the remaining balance payable on the due date, March 19, 2021. The Revolver contains a $150.0 million letter of credit provision, of which none had been issued as of June 26, 2015. The fee applied to outstanding letters of credit is based on the interest rate applied to borrowings. As of June 26, 2015, the applicable interest rate on outstanding borrowings under the Revolver would have been approximately 2.77%; however, there were no outstanding borrowings. As of June 26, 2015, the applicable interest rate for the March 2014 Term Loan was 3.25% and outstanding borrowings totaled approximately $1.3 billion.
In July 2014, Mallinckrodt Securitization S.À.R.L. ("Mallinckrodt Securitization"), a wholly-owned special purpose subsidiary of the Company, entered into a $160.0 million accounts receivable securitization facility that matures in July 2017 ("the Receivable Securitization"). In January 2015, Mallinckrodt Securitization amended the Receivable Securitization with third-party lenders to increase the borrowing limit from $160.0 million to $250.0 million. The terms of the Receivable Securitization, and the determination of interest rates, were largely unchanged. Mallinckrodt Securitization may, from time to time, obtain up to $250.0 million in third-party borrowings secured by certain receivables, which may be increased to $300.0 million upon approval of the third-party lenders, subject to certain conditions. The Receivable Securitization agreements contain customary representations, warranties and affirmative and negative covenants. Loans under the Receivable Securitization bear interest (including facility fees) at a rate equal to one-month LIBOR plus a margin of 0.80%, and are repaid as required under the limits established by the borrowing base, at maturity or on an interim basis at management's discretion. As of June 26, 2015, the applicable interest rate on outstanding borrowings under the Receivable Securitization was 0.99% and outstanding borrowings totaled $153.0 million.
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
In August 2014, MIFSA and MCB entered into a $700.0 million senior secured term loan facility ("the August 2014 Term Loan"). The August 2014 Term Loan is an incremental tranche under the credit agreement governing the Facilities entered into in March 2014, and has substantially similar terms to the March 2014 Term Loan (other than pricing), including the determination of interest rates and quarterly principal amortization payments equal to 0.25% of the original principal amount of the August 2014 Term Loan. The quarterly principal payments commenced on December 31, 2014, with the remaining balance payable on the due date of March 19, 2021. Mallinckrodt plc and its subsidiaries (other than MIFSA, MCB and the subsidiaries of MIFSA that guarantee the Facilities) will not guarantee the August 2014 Term Loan, and the August 2014 Term Loan will not be secured by the assets of such entities. The August 2014 Term Loan bears interest under substantially similar terms of the March 2014 Term Loan, including the use of LIBOR rates with a minimum floor, except that the margin applied to LIBOR is not dependent upon the Company's total net leverage ratio. At June 26, 2015, the applicable interest rate for the August 2014 Term Loan was 3.50% and outstanding borrowings totaled $693.5 million.
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
As of June 26, 2015, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

12.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Service cost	$1.2	$1.3	$3.6	$3.8
Interest cost	4.4	4.9	13.3	14.8
Expected return on plan assets	(5.8)	(6.1)	(17.3)	(18.3)
Amortization of net actuarial loss	2.4	2.2	7.1	6.4
Amortization of prior service (credit) cost	(0.2)	(0.2)	(0.6)	(0.5)
Plan settlements	3.4	2.6	4.6	2.9
Net periodic benefit cost	$5.4	$4.7	$10.7	$9.1

The net periodic benefit credit for the Company's postretirement benefit plans for the three months ended June 26, 2015 and June 27, 2014 was $0.5 million and $1.7 million, respectively, and for the nine months ended June 26, 2015 and June 27, 2014 was $1.5 million and $5.3 million, respectively. The individual components of the credit were not material.
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

13.	Accumulated Other Comprehensive Income
The following summarizes the change in accumulated other comprehensive income for the nine months ended June 26, 2015:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 26, 2014	$131.0	$(6.8)	$(58.5)	$65.7
Other comprehensive income before reclassifications	(53.8)	—	0.3	(53.5)
Amounts reclassified from accumulated other comprehensive income	—	0.4	5.1	5.5
Net current period other comprehensive income (loss)	(53.8)	0.4	5.4	(48.0)
Balance at June 26, 2015	$77.2	$(6.4)	$(53.1)	$17.7

The following summarizes reclassifications out of accumulated other comprehensive income for the three and nine months ended June 26, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended June 26, 2015	Nine Months Ended June 26, 2015	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized gain on derivatives	$0.2	$0.5	Interest expense
Income tax provision	—	(0.1)	Income tax benefit
Net of income taxes	0.2	0.4

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.4	7.1	(1)
Prior service credit	(1.2)	(3.5)	(1)
Plan settlements	3.4	4.6
Total before tax	4.6	8.2
Income tax provision	(1.7)	(3.1)	Income tax benefit
Net of income taxes	2.9	5.1

Total reclassifications for the period	$3.1	$5.5

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

The following summarizes the changes in accumulated other comprehensive income for the nine months ended June 27, 2014:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 27, 2013	$158.6	$(7.3)	$(42.8)	$108.5
Other comprehensive income before reclassifications	(2.9)	—	3.2	0.3
Amounts reclassified from accumulated other comprehensive income	—	0.4	1.3	1.7
Net current period other comprehensive income (loss)	(2.9)	0.4	4.5	2.0
Balance at June 27, 2014	$155.7	$(6.9)	$(38.3)	$110.5

The following summarizes reclassifications out of accumulated other comprehensive income for the three and nine months ended June 27, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended June 27, 2014	Nine Months Ended June 27, 2014	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized gain on derivatives	$0.2	$0.5	Interest expense
Income tax provision	—	(0.1)	Income tax benefit
Net of income taxes	0.2	0.4

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.2	6.4	(1)
Prior service credit	(2.5)	(7.4)	(1)
Plan settlements	2.6	2.9
Total before tax	2.3	1.9
Income tax provision	(0.7)	(0.6)	Income tax benefit
Net of income taxes	1.6	1.3

Total reclassifications for the period	$1.8	$1.7

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

14.	Transactions with Former Parent Company
On June 28, 2013, the Pharmaceuticals business of Covidien plc, which was subsequently acquired by Medtronic plc, ("Covidien") was transferred to Mallinckrodt plc, thereby completing its legal separation from Covidien ("the Separation"). Prior to the completion of the Separation on June 28, 2013, the Company was part of Covidien and, as such, transactions between Covidien and the Company were considered related party transactions. The continuing relationship between Covidien and the Company was primarily governed through agreements entered into as part of the Separation, including a separation and distribution agreement, a tax matters agreement and a transition services agreement. These agreements were filed with the SEC as Exhibits 2.1, 10.1 and 10.3, respectively, to the Company's Current Report on Form 8-K filed on July 1, 2013. Further information on these agreements and other historical related party transactions, is set forth in the Company's Annual Report on Form 10-K filed with the SEC on November 24, 2014.

Sales and Purchases
During the three months ended June 26, 2015 and June 27, 2014, the Company sold inventory to Covidien in the amount of $9.4 million and $11.7 million, respectively, which is included in net sales in the unaudited condensed consolidated statements of income. During the nine months ended June 26, 2015 and June 27, 2014, the Company sold inventory to Covidien in the amount of $28.8 million and $34.9 million, respectively. The Company also purchases inventory from Covidien. The Company recognized cost of sales from these inventory purchases of $4.1 million and $5.1 million during the three months ended June 26, 2015 and June 27, 2014, respectively, and $12.9 million and $24.4 million during the nine months ended June 26, 2015 and June 27, 2014, respectively.

Balance Sheet Impacts
Subsequent to the Separation, the Company and Covidien maintain an ongoing relationship in which each party may provide services to the other party, including the distribution of goods. As a result of these relationships, the unaudited condensed consolidated balance sheets as of June 26, 2015 and September 26, 2014 included $6.8 million and $82.2 million, respectively, of amounts due to the Company from Covidien, within prepaid expenses and other current assets, and $3.8 million and $84.5 million, respectively, of amounts the Company owed Covidien, included within accrued and other liabilities.

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
In disposing of assets or businesses, the Company has historically provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. The Company assesses the probability of potential liabilities related to such representations, warranties and indemnities and adjusts potential liabilities as a result of changes in facts and circumstances. The Company believes, given the information currently available, that their ultimate resolutions will not have a material adverse effect on its financial condition, results of operations and cash flows.
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of June 26, 2015 and September 26, 2014 was $15.4 million and $16.6 million, respectively, of which $12.7 million and $13.9 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at June 26, 2015 and September 26, 2014. As of June 26, 2015, the maximum future payments the Company could be required to make under these indemnification obligations was $71.0 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million and $19.4 million remained in other assets on the unaudited condensed consolidated balance sheets at June 26, 2015 and September 26, 2014, respectively.
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 16. In addition, the Company is liable for product performance; however, the Company believes, given the information currently available, that their ultimate resolutions will not have a material adverse effect on its financial condition, results of operations and cash flows.
The Company is required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating its ability to fund the decommissioning of its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though the Company does not intend to close this facility. The Company has provided this financial assurance in the form of a $57.2 million surety bond. As of June 26, 2015, the Company had various other letters of credit and guarantee and surety bonds totaling $34.1 million.
In April 2015, the Company terminated a letter of credit to guarantee decommissioning costs associated with its Saint Louis, Missouri plant and placed $21.1 million of restricted cash on deposit with a trustee. This restricted cash is included within prepaid expenses and other current assets in the condensed consolidated balance sheet as of June 26, 2015.
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
The Company is subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described below. The Company believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, the Company believes, unless indicated below, given the information currently available, that their ultimate resolutions will not have a material adverse effect on its financial condition, results of operations and cash flows.

Governmental Proceedings
In November 2011 and October 2012, the Company received subpoenas from the U.S. Drug Enforcement Administration requesting production of documents relating to its suspicious order monitoring program.
In September 2012, Questcor received a subpoena from the United States Attorney's Office ("the USAO") for the Eastern District of Pennsylvania for information relating to its promotional practices. Questcor has also been informed by the USAO for the Eastern District of Pennsylvania that the USAO for the Southern District of New York and the SEC are participating in the investigation to review Questcor's promotional practices and related matters.
In June 2014, Questcor received a subpoena and Civil Investigative Demand ("CID") from the Federal Trade Commission ("FTC") seeking documentary materials and information regarding the FTC's investigation into whether Questcor's acquisition of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen Depot® from Novartis AG and Novartis Pharma AG (collectively, "Novartis") violates antitrust laws. Subsequently, a small number of states commenced similar investigations focused on whether the transaction violates state antitrust laws. The Company is not aware of any existing or pending litigation in connection with these investigations.
In November 2014, the Company received a CID from the Civil Medicaid Fraud Division of the Texas Attorney General's Office. According to the CID, the Attorney General's office is investigating the possibility of false reporting of information by the Company regarding the prices of certain of its drugs used by Texas Medicaid to establish reimbursement rates for pharmacies that dispensed the Company's drugs to Texas Medicaid recipients.
The Company is in the process of responding to each of the subpoenas and CIDs and intends to cooperate fully in each investigation.
Mallinckrodt Inc. v. U.S. Food and Drug Administration and United States of America. The Company filed a Complaint for Declaratory and Injunctive Relief ("the Complaint") in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the United States of America in November 2014 for judicial review of what the Company believes is the FDA's inappropriate and unlawful reclassification of the Company's Methylphenidate HCl Extended-Release tablets USP (CII) ("Methylphenidate ER") in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("Orange Book") on November 13, 2014. In its complaint, the Company has asked the court to: issue an injunction to (a) set aside the FDA's reclassification of the Company's Methylphenidate ER products from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX) in the Orange Book and (b) prohibit the FDA from reclassifying the Company's Methylphenidate ER products in the future without following applicable legal requirements; and issue a declaratory judgment that the FDA's action reclassifying the Company's Methylphenidate ER products in the Orange Book is unlawful. The Company concurrently filed a motion with the same court requesting an expedited hearing to issue a temporary restraining order ("TRO") directing the FDA to reinstate the Orange Book AB rating for the Company's Methylphenidate ER products on a temporary basis. The court denied the Company's motion for a TRO. In December 2014, the FDA filed a motion to dismiss the Compliant with the district court. The Company filed its opposition to the motion to dismiss in January 2015, and concurrently filed a motion for summary judgment. On July 29, 2015, the court granted the FDA’s motion to dismiss with respect to three of the five counts in the Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts.  The Company intends to appeal the court’s decision to the U.S. Court of Appeals for the Fourth Circuit.

Patent/Antitrust Litigation
Tyco Healthcare Group LP, et al. v. Mutual Pharmaceutical Company, Inc. In March 2007, the Company filed a patent infringement suit in the U.S. District Court for the District of New Jersey against Mutual Pharmaceutical Co., Inc., et al. (collectively, "Mutual") after Mutual submitted an Abbreviated New Drug Application ("ANDA") to the FDA seeking to sell a generic version of the Company's 7.5mg RESTORIL™ sleep aid product. Mutual also filed antitrust and unfair competition counterclaims. The patents at issue have since expired or been found invalid. The trial court issued an opinion and order granting the Company's motion for summary judgment regarding Mutual's antitrust and unfair competition counterclaims. Mutual appealed this decision to the U.S. Court of Appeals for the Federal Circuit and the Federal Circuit issued a split decision, affirming the trial court in part and remanding to the trial court certain counterclaims for further proceedings. The Company filed a motion for summary judgment with the U.S. District Court regarding the remanded issues. In May 2015, the trial court issued an opinion granting-in-part and denying-in-part the Company’s motion for summary judgment.
'222 and '218 Patent Litigation: Exela Pharma Sciences, LLC. In August 2011, Cadence, a subsidiary of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by Cadence, filed suit in the U.S. District Court for the District of Delaware against Exela Pharma Sciences, LLC, Exela PharmaSci, Inc. and Exela Holdings, Inc. (collectively, "Exela"), alleging that Exela infringed U.S. Patent Nos. 6,028,222 ("the '222 patent") and 6,992,218 ("the '218 patent") by submitting an ANDA to the FDA seeking to sell a generic version of Ofirmev. The filing of the lawsuit triggered a stay of FDA approval of the Exela ANDA until the earlier of the expiration of a 30-month period, the expiration of the '222 and '218 patents, the entry of a settlement order or consent decree stating that the '222 and '218 patents are invalid or not infringed, a decision in the case concerning infringement or validity that is favorable to Exela, or such shorter or longer period as the court may order. After a bench trial, the court ruled in favor of Cadence in November 2013 and found that Exela's ANDA infringed the '222 and '218 patents. Exela appealed the decision and oral arguments in the appeal occurred in November 2014. In March 2015, the Federal Circuit affirmed the district court decision.
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
In addition, in January 2014, an unidentified third-party filed, with the USPTO, a Request for Ex Parte Reexamination of the '218 patent. The reexamination request was granted. In July 2014, the USPTO issued a Non-Final Office Action in the '218 reexamination in which it rejected certain claims. In September 2014, Cadence and Pharmatop filed an Amendment and Response to the Office Action. Cadence and Pharmatop filed a supplemental response in January 2015. In June 2015, the USPTO issued a Final Office Action confirming that effectively all of the original claims were patentable, and Cadence and Pharmatop subsequently filed an Amendment and Response to the Final Office Action. On July 15, 2015, the USPTO confirmed in the reexamination proceeding for the '218 patent that original claims 1-10 and 12-19 as well as amended original dependent claim 11 and six new dependent claims are all patentable and will be issued in an upcoming reexamination certificate.Because the Company and Pharmatop believe that the scope and validity of the patent claims in the '222 reexamination certificate and the soon-to-issue '218 patent reexamination certificate are appropriate and that the USPTO's prior issuances of the patents were correct, the Company, in conjunction with Pharmatop, will vigorously defend these patents.
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
Inomax Patents: Inter Partes Review ("IPR") Proceedings. In February 2015 and March 2015, the USPTO issued Notices of Filing Dates Accorded to Petitions for IPR petitions filed by Praxair Distribution, Inc. concerning ten patents covering Inomax. Patent Owner Preliminary responses for all of the IPR petitions were filed in May 2015 and June 2015. On July 29, 2015 the USPTO Patent Trial and Appeal Board ("PTAB") issued rulings denying the institution of four of the five IPR petitions challenging the five patents expiring in 2029.  The PTAB also issued a ruling on July 29, 2015 that instituted the IPR proceeding in the fifth of this group of patents and the PTAB is statutorily required to complete the IPR process on that patent within one year.  The timing for the USPTO to determine whether to grant the petition(s) to institute an IPR in the second set of five patents that expire in 2031 is within three months of receiving the Patent Owner Preliminary Response(s) filed in late June 2015.
Inomax Patent Litigation: Praxair Distribution, Inc. and Praxair, Inc. (collectively “Praxair”). In February 2015, INO Therapeutics LLC and Ikaria, Inc., subsidiaries of the Company, filed suit in the U.S. District Court for the District of Delaware against Praxair following receipt of a January 2015 notice from Praxair concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of Inomax.
The Company intends to vigorously enforce its intellectual property rights relating to Inomax to prevent the marketing of infringing generic products prior to the expiration of the patents covering Inomax. An adverse outcome in either the IPRs or the Praxair litigation ultimately could result in the launch of a generic version of Inomax before the expiration of the last of the listed patents on January 6, 2031 (July 6, 2031 including pediatric exclusivity), which could adversely affect the Company's ability to successfully maximize the value of Inomax and have an adverse effect on its financial condition, results of operations and cash flows.

Commercial and Securities Litigation
Retrophin Litigation. In January 2014, Retrophin, Inc. ("Retrophin") filed a lawsuit against Questcor in the U.S. District Court for the Central District of California, alleging a variety of federal and state antitrust violations based on Questcor's acquisition from Novartis of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen. In June 2015, the parties entered into a binding settlement agreement, under the terms of which Retrophin agreed to dismiss the litigation with prejudice and Questcor agreed to make a one-time cash payment to Retrophin in the amount of $15.5 million.
Glenridge Litigation. In June 2011, Glenridge Pharmaceuticals, LLC ("Glenridge"), filed a lawsuit against Questcor in the Superior Court of California, Santa Clara County, alleging that Questcor had underpaid royalties to Glenridge under a royalty agreement related to net sales of Acthar. In August 2012, Questcor filed a separate lawsuit against the three principals of Glenridge, as well as Glenridge, challenging the enforceability of the royalty agreement. In August 2013, the lawsuits were consolidated into one case in the Superior Court of California, Santa Clara County. In October 2014, the parties entered into a binding term sheet settling the lawsuit. Under the terms of the settlement, the royalty rate payable by Questcor was reduced, royalties were capped instead of being payable for so long as Acthar was sold and Questcor agreed to pay Glenridge a reduced amount in satisfaction of royalties Questcor had previously accrued but not paid during the course of the lawsuit. In February 2015, the settlement agreement was finalized, with terms consistent with the October 2014 term sheet.
Putative Class Action Securities Litigation. In September 2012, a putative class action lawsuit was filed against Questcor and certain of its officers and directors in the U.S. District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACvl2-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased Questcor common stock between April 26, 2011 and September 21, 2012. The complaint generally alleges that Questcor and certain of its officers and directors engaged in various acts to artificially inflate the price of Questcor stock and enable insiders to profit through stock sales. The complaint asserts that Questcor and certain of its officers and directors violated sections l0(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of multiple sclerosis and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and Questcor's outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). In October 2013, the District Court granted in part and denied in part Questcor's motion to dismiss the consolidated amended complaint. In October 2013, Questcor filed an answer to the consolidated amended complaint and fact discovery was concluded in January 2015. In April 2015, the parties executed a long-form settlement agreement, under the terms of which Questcor agreed to pay $38.0 million to resolve the plaintiff's claims, inclusive of all fees and costs. Questcor and the individual defendants maintain that the plaintiffs' claims are without merit, and have entered into the settlement to eliminate the uncertainties, burden and expense of further protracted litigation. During the nine months ended June 26, 2015, the Company established a $38.0 million reserve for this settlement, which was subsequently paid to a settlement fund. The settlement is subject to a number of conditions, including, among other things, final court approval following notice to the class.
Federal Shareholder Derivative Litigation. In October 2012, another alleged shareholder filed a derivative lawsuit in the U.S. District Court for the Central District of California captioned Gerald Easton v. Don M. Bailey, et al., No. SACV12-01716 DOC (JPRx). The suit asserts claims substantially identical to those asserted in the do Valle derivative action, described below, against the same defendants. This lawsuit has been consolidated with five subsequently-filed actions asserting similar claims under the caption: In re Questcor Shareholder Derivative Litigation, CV 12- 01716 DMG (FMOx). Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying the federal derivative action until the earlier of: (a) 60 days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) 60 days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit. In July 2015, the parties stipulated to a dismissal of the derivative case and Questcor agreed to make a one-time cash payment to plaintiffs in the form of a mootness fee.
State Shareholder Derivative Litigation. In October 2012, an alleged shareholder filed a derivative lawsuit purportedly on behalf of Questcor against certain of its officers and directors in the Superior Court of the State of California, Orange County, captioned Monika do Valle v. Virgil D. Thompson, et al., No. 30-2012-00602258-CU-SL-CXC. The complaint asserted claims for breach of fiduciary duty, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the putative securities class action described above, as well as from allegations relating to sales of Questcor common stock by the defendants and repurchases of Questcor common stock. The complaint sought an unspecified sum of damages and equitable relief. On October 24, 2012, another alleged shareholder filed a derivative lawsuit purportedly on behalf of Questcor against certain of its officers and directors in the Superior Court of the State of California, Orange County, captioned Jones v. Bailey, et al., Case No. 30-2012-00608001-CU-MC-CXC. The suit asserted claims substantially identical to those asserted in the do Valle derivative action. In February 2013, the court issued an order staying the state derivative actions until the putative federal securities class action and federal derivative actions are resolved. In May 2014, the court granted plaintiffs' request for dismissal without prejudice of the Jones action. In November 2014, the do Valle matter was voluntarily dismissed.
Put Options Securities Action. In March 2013, individual traders of put options filed a securities complaint in the U.S. District Court for the Central District of California captioned David Taban, et al. v. Questcor Pharmaceuticals, Inc., No. SACV13-0425. The complaint generally asserts claims against Questcor and certain of its officers and directors for violations of the Exchange Act and for state law fraud and fraudulent concealment based on allegations similar to those asserted in the putative securities class action described above. The complaint seeks compensatory and punitive damages of an unspecified amount. Following the resolution of the motion to dismiss in the consolidated putative securities class action, the court issued an order staying this action until the earlier of: (a) 60 days after the resolution of any motion for summary judgment filed in the putative class action lawsuit, (b) 60 days after the deadline to file a motion for summary judgment in the putative class action lawsuit, if none is filed, or (c) the execution of any settlement agreement (including any partial settlement agreement) to resolve the putative class action lawsuit. In May 2015, the parties entered into a binding settlement agreement, under the terms of which plaintiffs agreed to dismiss the litigation with prejudice and Questcor agreed to make a one-time cash payment to plaintiffs.

Pricing Litigation
State of Utah v. Apotex Corp., et al. The Company, along with several other pharmaceutical companies, is a defendant in this matter which was filed in May 2008, and is pending in the Third Judicial Circuit of Salt Lake County, Utah. The State of Utah alleges, generally, that the defendants reported false pricing information in connection with certain drugs that are reimbursable under Utah Medicaid, resulting in overpayment by Utah Medicaid for those drugs, and is seeking monetary damages and attorneys' fees. The Company believes that it has meritorious defenses to these claims and is vigorously defending against them.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of June 26, 2015, it was probable that it would incur remedial costs in the range of $40.9 million to $114.2 million. The Company also concluded that, as of June 26, 2015, the best estimate within this range was $77.5 million, of which $3.5 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at June 26, 2015. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. The Company is a successor in interest to International Minerals and Chemicals Corporation ("IMC"). Between 1967 and 1982, IMC leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the Department of Justice, the U.S. Department of the Interior and the U.S. Environmental Protection Agency ("EPA") (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordnance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the Site, to compel General Dynamics to perform the remedial investigation and feasibility study ("RI/FS") for the AUS Operable Unit. General Dynamics negotiated an Administrative Order on Consent ("AOC") with the Government Agencies to conduct an extensive RI/FS at the Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that the Company is jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for alleged contamination of soils and groundwater resulting from historic operations, and has threatened to file a contribution claim against the Company and other parties for recovery of its costs incurred in connection with the RI/FS activities being conducted at the AUS Operable Unit. The Company and other PRPs who received demand letters from General Dynamics have explored settlement alternatives, but have not reached settlement to date. In February 2015, the U.S. Fish and Wildlife Service approved General Dynamics' RI. Work has commenced on the FS. The Company, General Dynamics and other PRPs are discussing the initiation of formal PRP negotiations to address resolution of these alleged claims.
Mallinckrodt Veterinary, Inc., Millsboro, Delaware. The Company previously operated a plant in Millsboro, Delaware ("the Millsboro Site") that manufactured various animal healthcare products. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third-party near the Millsboro Site. The Company and another former owner, assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA. The Company and another PRP have entered into two AOCs with the EPA to perform investigations to abate, mitigate or eliminate the release or threat of release of hazardous substances at the Millsboro Site and to conduct an Engineering Evaluation/Cost Analysis ("EE/CA") to characterize the nature and extent of the contamination. A draft EE/CA was submitted to the EPA in December 2014. The Company, along with the other party, continues to conduct studies and prepare remediation plans in accordance with the AOCs.
Coldwater Creek, Saint Louis County, Missouri. The Company is named as a defendant in numerous tort complaints filed in and subsequent to February 2012 with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri. These cases allege personal injury for alleged exposure to radiological substances, including in Coldwater Creek in Missouri, and in the air. Plaintiffs allegedly lived and/or worked in various locations in Saint Louis County, Missouri near Coldwater Creek. Radiological residues which may have been present in the creek have previously been remediated by the U.S. Army Corps of Engineers ("USACE".) The USACE continues to study the creek. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. The Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual issues to be resolved.
Lower Passaic River, New Jersey. The Company and approximately 60 other companies comprise the Lower Passaic Cooperating Parties Group ("the CPG") and are parties to a May 2007 AOC with the EPA to perform a RI/FS of the 17-mile stretch known as the Lower Passaic River Study Area ("the River"). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey. In June 2007, the EPA issued a draft Focused Feasibility Study ("FFS") that considered interim remedial options for the lower 8-miles of the river, in addition to a "no action" option. As an interim step related to the 2007 AOC, the CPG voluntarily entered into an AOC in June 2012 with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company's estimated costs related to the RI/FS and focused remediation at mile 10.9, based on interim allocations, are immaterial and have been accrued.
In April 2014, the EPA issued its revised FFS, with remedial alternatives to address cleanup of the lower 8-mile stretch of the River, which also included a "no action" option. The EPA estimates the cost for the remediation alternatives ranged from $365.0 million to $3.2 billion. The EPA's preferred approach would involve bank-to-bank dredging of the lower 8-mile stretch of the River and installing an engineered cap at a discounted, estimated cost of $1.7 billion. Based on the issuance of the EPA's revised FFS, the Company recorded a $23.1 million accrual in the second quarter of fiscal 2014 representing the Company's estimate of its allocable share of the joint and several remediation liability resulting from this matter.
In April 2015, the CPG presented a draft of the RI/FS of the River to the EPA. The CPG's RI/FS included alternatives that ranged from "no action," targeted remediation of the entire 17-mile stretch of the River to remedial actions consistent with the EPA's preferred approach for the lower 8-mile stretch of the River and also included remediation alternatives for the upper 9-mile stretch of the River. The discounted cost estimates for the CPG remediation alternatives ranged from $483.4 million to $2.7 billion. The Company recorded an additional charge of $13.3 million in the second quarter of fiscal 2015 based on the Company's estimate of its allocable share of the joint and several remediation liability resulting from this matter.

Despite the issuance of the revised FFS by the EPA and the RI/FS by the CPG, there are many uncertainties associated with the final agreed-upon remediation and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as events in the remediation process occur.
Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is also named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 26, 2015, there were approximately 12,000 asbestos-related cases pending against the Company.
The Company estimates pending asbestos claims and claims that were incurred but not reported and related insurance recoveries, which are recorded on a gross basis in the unaudited condensed consolidated balance sheets. The Company's estimate of its liability for pending and future claims is based on claims experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes, given the information currently available, that the ultimate resolutions of all known and anticipated future claims, after taking into account amounts already accrued, along with recoveries from insurance, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Asset Retirement Obligations
The Company has recorded asset retirement obligations for the estimated future costs primarily associated with legal obligations to decommission two nuclear facilities within the Global Medical Imaging segment, including the facilities located in Petten, the Netherlands and Maryland Heights, Missouri. Substantially all of these obligations are included in other liabilities on the unaudited condensed consolidated balance sheets. The following table provides a summary of the changes in the Company's asset retirement obligations:

Balance at September 26, 2014	$40.8
Accretion expense	1.4
Currency translation	(3.3)
Balance at June 26, 2015	$38.9

The Company believes, given the information currently available, that any potential payment of such estimated amounts will not have a material adverse effect on its financial condition, results of operations and cash flows.

Industrial Revenue Bonds
Through June 26, 2015, the Company exchanged title to $88.0 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under capital leases expiring through December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten-year property tax abatement from the date the property is placed in service. Due to the right of offset, the capital lease obligation and IRB asset are recorded net in the unaudited condensed consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.

Interest Bearing Deferred Tax Obligation
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar intangible assets during the nine months ended June 26, 2015. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453 the gain is considered taxable in the period in which installment payments are received. As of June 26, 2015, the Company had an aggregate $1,517.3 million of interest bearing U.S. deferred tax liabilities associated with outstanding installment notes. The U.S. Internal Revenue Service ("IRS") charges interest based on the deferred tax liability outstanding as of the end of a company's fiscal year, regardless of amounts outstanding during the fiscal year. During the three and nine months ended June 26, 2015 the Company accrued Section 453 interest of $10.7 million and $24.9 million, respectively, which is included within interest expense in the unaudited condensed consolidated statements of income.

Tax Matters
The income tax returns of the Company and its subsidiaries are periodically examined by various tax authorities. The resolution of these matters is subject to the conditions set forth in the tax matters agreement entered into between the Company and Covidien ("the Tax Matters Agreement"). Covidien has the right to administer, control and settle all U.S. income tax audits for periods prior to the Separation. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that established liabilities are reasonable and that the ultimate resolutions of these matters will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
Prior to the Separation, the Company provided and accrued for an indemnification, to the purchaser of a certain legal entity, to indemnify it for tax obligations should the tax basis of certain assets not be recognized. The Company believes that, under the terms of the agreement between the parties, this indemnification obligation has expired. As such, the Company eliminated this liability and recorded a $22.5 million benefit, during the nine months ended June 26, 2015, in discontinued operations within the unaudited condensed consolidated statement of income.

Acquisition-Related Litigation
Several purported class action lawsuits were filed in February 2014 and March 2014 by purported holders of Cadence common stock in connection with the Cadence Acquisition, including in the Delaware Court of Chancery (consolidated under the caption In re Cadence Pharmaceuticals, Inc. Stockholders Litigation), and in California State Court, San Diego County (Denny v. Cadence Pharmaceuticals, Inc., et al., Militello v. Cadence Pharmaceuticals, Inc., et al., and Schuon v. Cadence Pharmaceuticals, Inc., et al.). The actions bring claims against, and generally allege that, the board of directors of Cadence breached their fiduciary duties in connection with the Cadence Acquisition by, among other things, failing to maximize shareholder value, and the Delaware and Schuon actions further allege that Cadence omitted to disclose allegedly material information in its Schedule 14D-9. The lawsuits also allege, among other things, that the Company aided and abetted the purported breaches of fiduciary duty. The lawsuits seek various forms of relief, including but not limited to, rescission of the transaction, damages and attorneys' fees and costs. On March 7, 2014, following expedited discovery, the parties in the consolidated Delaware action entered into a Memorandum of Understanding ("MOU"), which sets forth the parties' agreement in principle for a settlement of those actions. The settlement was memorialized in a formal Stipulation and Settlement and Release in March 2015, and includes among other things, a release of all claims relating to the Cadence Acquisition as set forth in the Stipulation. On June 8, 2015, the Delaware Court approved the settlement. There were no substantive proceedings in any of the California actions. On July 29, 2014, the Militello case was voluntarily dismissed without prejudice. On September 8, 2014, the Denny case was voluntarily dismissed without prejudice. On June 23, 2015, the Schuon case was voluntarily dismissed without prejudice.
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
On July 29, 2014, the defendants reached an agreement in principle with the plaintiffs in the consolidated actions, and that agreement is reflected in a MOU. In connection with the settlement contemplated by the MOU, Questcor agreed to make certain additional disclosures related to the proposed transaction with the Company, which are contained in the Company's Current Report on Form 8-K filed with the SEC on July 30, 2014. Additionally, as part of the settlement and pursuant to the MOU, the Company agreed to forbear from exercising certain rights under the merger agreement with Questcor, as follows: the four business day period referenced in Section 5.3(e) of the merger agreement with Questcor was reduced to three business days. Consistent with the terms of the MOU, the parties entered into a formal stipulation of settlement in February 2015 and re-executed the stipulation of settlement on May 7, 2015 (collectively the "Stipulation of Settlement").
The Stipulation of Settlement was subject to customary conditions, including court approval. On May 8, 2015, the California Court denied plaintiffs' Motion for Preliminary Approval of Settlement. There have been no further proceedings in the action since that date.
While it is not possible at this time to determine with certainty the ultimate outcomes of these matters, the Company believes, unless indicated above, given the information currently available, that their ultimate resolutions will not have a material adverse effect on its financial condition, results of operations and cash flows.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	June 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.9	$24.5	$11.4	$—
Foreign exchange forward and option contracts	3.6	3.6	—	—
	$39.5	$28.1	$11.4	$—

Liabilities:
Deferred compensation liabilities	$20.1	$—	$20.1	$—
Contingent consideration and acquired contingent liabilities	175.4	—	—	175.4
Foreign exchange forward and option contracts	0.9	0.9	—	—
	$196.4	$0.9	$20.1	$175.4

	September 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.7	$22.9	$12.8	$—
	$35.7	$22.9	$12.8	$—

Liabilities:
Deferred compensation liabilities	$15.0	$—	$15.0	$—
Contingent consideration and acquired contingent liabilities	202.8	—	—	202.8
Foreign exchange forward and option contracts	0.2	0.2	—	—
	$218.0	$0.2	$15.0	$202.8

Debt and equity securities held in rabbi trusts. Debt securities held in rabbi trusts primarily consist of U.S. government and agency securities and corporate bonds. When quoted prices are available in an active market, the investments are classified as level 1. When quoted market prices for a security are not available in an active market, they are classified as level 2. Equity securities held in rabbi trusts primarily consist of U.S. common stocks, which are valued using quoted market prices reported on nationally recognized securities exchanges.
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
Contingent consideration and acquired contingent liabilities. In October 2012, the Company recorded contingent consideration of $6.9 million upon the acquisition of CNS Therapeutics. This contingent consideration, which could potentially total a maximum of $9.0 million, is primarily based on whether the FDA approves another concentration of GABLOFEN® (baclofen injection) on or before December 31, 2016. The fair value of the contingent payments was measured based on the probability-weighted present value of the consideration expected to be transferred using a discount rate of 1.0%. At June 26, 2015, the fair value of this contingent consideration was $7.2 million.
In August 2014, the Company recorded acquired contingent liabilities of $195.4 million from the Questcor Acquisition. The contingent liabilities relate to Questcor's contingent obligations associated with its acquisition of an exclusive, perpetual and irrevocable license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot from Novartis and its acquisition of BioVectra. The fair value of these contingent consideration obligations at June 26, 2015 was $168.2 million.
Under the terms of the license agreement with Novartis, the Company is obligated to make a $25.0 million payment in each of fiscal 2015 and 2016, make annual payments of $25.0 million subsequent to fiscal 2016 until such time that the Company obtains FDA approval of Synacthen, with an additional $25.0 million payment upon approval by the FDA. If FDA approval is obtained, the Company will pay an annual royalty to Novartis based on a percentage of sales of the products in the U.S. market. During the nine months ended June 26, 2015, the Company made its fiscal 2015 required payment of $25.0 million. As of June 26, 2015, the total remaining payments under the license agreement shall not exceed $190.0 million. The terms of the license agreement allows the Company to terminate the license agreement at its discretion following the fiscal 2018 payment or upon the occurrence of certain events following the fiscal 2016 payment. The Company measured the fair value of the contingent payments based on a probability-weighted present value of the consideration expected to be transferred using a discount rate of 4.7%. Under the terms of the license agreement, the Company was required to maintain deposits equal to the fiscal 2015 and 2016 annual $25.0 million payments. The fiscal 2016 annual $25.0 million payment is included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.
Based on the terms of the acquisition agreement with the former shareholders of BioVectra, the Company may be obligated to pay additional cash consideration of 45.0 million CAD based on BioVectra's financial results from January 2013 through a portion of fiscal 2016. During the nine months ended June 26, 2015, the Company made an initial 5.0 million CAD payment and may be obligated for an additional 40.0 million CAD to be paid in fiscal 2016. The Company measured the fair value of the contingent payments based on a probability-weighted present value of the consideration expected to be transferred using a discount rate of 1.3%.
The following table provides a summary of the changes in the Company's contingent considerations and acquired contingent liabilities:

Balance at September 26, 2014	$202.8
Payments	(29.0)
Accretion expense	5.9
Effect of currency rate change	(4.3)
Balance at June 26, 2015	$175.4

Financial Instruments Not Measured at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $91.7 million and $69.8 million as of June 26, 2015 and September 26, 2014, respectively (level 1), which was included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets. The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $68.4 million and $69.0 million at June 26, 2015 and September 26, 2014, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
The carrying value of the Company's Receivable Securitization approximates fair value due to its short term nature. The carrying values of the 2.85% and 4.00% term loans approximate the fair values of these instruments, as calculated using the discounted exit price for each instrument, and are therefore classified as level 3. Since the quoted market prices for the Company's March 2014 Term Loan, August 2014 Term Loan and 8.00% and 9.50% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The Company's 3.50%, 4.75% , 4.875%, 5.50% and 5.75% notes are classified as level 1, as quoted prices are available in an active market for these notes. The following table presents the carrying values and estimated fair values of the Company's long-term debt, excluding capital leases, as of the end of each period:

	June 26, 2015		September 26, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate receivable securitization	$153.0	$153.0	$150.0	$150.0
2.85% term loan due April 2016	—	—	3.1	3.1
3.50% notes due April 2018	300.0	301.5	300.0	290.2
4.875% notes due April 2020	700.0	715.0	—	—
Term loans due March 2021	1,977.8	1,977.2	1,990.3	1,970.4
4.00% term loan due February 2022	8.8	8.8	10.8	10.8
9.50% debentures due May 2022	10.4	13.1	10.4	14.2
5.75% notes due August 2022	900.0	927.8	900.0	907.3
8.00% debentures due March 2023	4.4	5.3	8.0	10.2
4.75% notes due April 2023	598.4	563.5	598.3	563.8
5.50% notes due April 2025	700.0	683.7	—	—

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
The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
CuraScript, Inc.	28%	—%	28%	—%
McKesson Corporation	9%	24%	14%	18%
Cardinal Health, Inc.	12%	22%	13%	19%
Amerisource Bergen Corporation	10%	11%	8%	11%

The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	June 26, 2015	September 26, 2014
McKesson Corporation	27%	24%
Cardinal Health, Inc.	15%	17%
CuraScript, Inc.	15%	13%
Amerisource Bergen Corporation	10%	13%

The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Acthar (Specialty Brands)	28%	—%	28%	—%
Optiray™ (CMDS)	6%	12%	6%	13%

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
During the first quarter of fiscal 2015, the integration of Questcor was substantially completed. With this, and given the increased significance of the Specialty Brands business to the Company's results and the expected long-term growth of this business as compared to the Specialty Generics business, the Company changed its reportable segments during the first quarter. The Company now presents the Specialty Brands and Specialty Generics businesses as reportable segments, along with the continued presentation of Global Medical Imaging as a reportable segment. The Company historically presented the Specialty Brands and Specialty Generics businesses within the Specialty Pharmaceuticals segment. Prior year amounts have been recast to conform to current presentation. The three reportable segments are further described below:

•	Specialty Brands produces and markets branded pharmaceuticals and biopharmaceuticals;

•	Specialty Generics produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Global Medical Imaging manufactures and markets CMDS and radiopharmaceuticals (nuclear medicine).
Selected information by business segment was as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales:
Specialty Brands	$446.2	$84.9	$1,154.1	$199.6
Specialty Generics	307.9	329.4	954.9	848.5
Global Medical Imaging	201.6	227.1	603.5	668.1
Net sales of operating segments (1)	955.7	641.4	2,712.5	1,716.2
Other (2)	9.4	11.7	28.8	34.9
Net sales	$965.1	$653.1	$2,741.3	$1,751.1
Operating income:
Specialty Brands	$189.2	$(51.4)	$434.8	$(85.8)
Specialty Generics	157.2	177.0	501.4	430.3
Global Medical Imaging	34.6	11.2	77.1	25.9
Segment operating income	381.0	136.8	1,013.3	370.4
Unallocated amounts:
Corporate and allocated expenses (3)	(74.7)	(63.6)	(224.2)	(161.5)
Intangible asset amortization	(149.6)	(51.6)	(398.7)	(75.9)
Restructuring and related charges, net (4)	(23.1)	(24.2)	(34.2)	(54.0)
Separation costs	—	(1.8)	—	(6.6)
Operating income	$133.6	$(4.4)	$356.2	$72.4

(1)	Amounts represent sales to external customers.

(2)	Represents products that were sold to the Company's former parent company, which is discussed in Note 14.

(3)	Includes administration expenses and certain compensation, environmental and other costs not charged to the Company's operating segments.

(4)
Includes restructuring-related accelerated depreciation of $0.4 million for the three months ended June 27, 2014, and $0.2 million and $0.5 million for the nine months ended June 26, 2015 and June 27, 2014, respectively.

Net sales by product family within the Company's segments are as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Acthar	$268.7	$—	$763.1	$—
Ofirmev	62.1	53.2	201.6	58.5
Inomax	81.5	—	81.5	—
EXALGO®	8.6	8.6	32.7	73.7
Other	25.3	23.1	75.2	67.4
Specialty Brands	$446.2	$84.9	$1,154.1	$199.6

Oxycodone (API) and oxycodone-containing tablets	$31.6	$53.8	$127.2	$101.7
Hydrocodone (API) and hydrocodone-containing tablets	37.4	25.3	138.0	75.1
Methylphenidate ER	30.0	54.7	112.6	154.3
Other controlled substances	157.4	154.4	414.7	408.6
Other	51.5	41.2	162.4	108.8
Specialty Generics	$307.9	$329.4	$954.9	$848.5

Optiray™	$58.5	$76.0	$177.5	$219.4
Other	34.3	40.7	105.8	121.5
Contrast Media and Delivery Systems	92.8	116.7	283.3	340.9
Nuclear Imaging	108.8	110.4	320.2	327.2
Global Medical Imaging	$201.6	$227.1	$603.5	$668.1

19.	Condensed Consolidating Financial Statements
MIFSA, an indirectly 100%-owned subsidiary of Mallinckrodt plc, is the borrower under the Notes, which are fully and unconditionally guaranteed by Mallinckrodt plc. The following information provides the composition of the Company's comprehensive income, assets, liabilities, equity and cash flows by relevant group within the Company: Mallinckrodt plc as guarantor of the Notes, MIFSA as issuer of the Notes and the other subsidiaries. There are no subsidiary guarantees related to the Notes.
Set forth below are the unaudited condensed consolidating financial statements for the three and nine months ended June 26, 2015 and June 27, 2014, and as of June 26, 2015 and September 26, 2014. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and other subsidiaries. Unaudited condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 26, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.2	$49.9	$175.2	$—	$225.3
Accounts receivable, net	—	—	624.6	—	624.6
Inventories	—	—	377.8	—	377.8
Deferred income taxes	—	—	143.5	—	143.5
Prepaid expenses and other current assets	0.5	0.3	169.2	—	170.0
Intercompany receivables	7.0	—	9,572.7	(9,579.7)	—
Total current assets	7.7	50.2	11,063.0	(9,579.7)	1,541.2
Property, plant and equipment, net	—	—	1,015.5	—	1,015.5
Goodwill	—	—	3,234.0	—	3,234.0
Intangible assets, net	—	—	8,680.5	—	8,680.5
Investment in subsidiaries	14,665.9	12,572.5	5,098.7	(32,337.1)	—
Intercompany loans receivable	203.6	9.6	2,389.2	(2,602.4)	—
Other assets	—	91.7	316.3	—	408.0
Total Assets	$14,877.2	$12,724.0	$31,797.2	$(44,519.2)	$14,879.2

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$19.9	$2.7	$—	$22.6
Accounts payable	4.0	0.1	138.4	—	142.5
Accrued payroll and payroll-related costs	0.1	—	91.4	—	91.5
Accrued royalties	—	—	26.1	—	26.1
Accrued and other current liabilities	2.9	61.5	412.4	—	476.8
Intercompany payables	9,572.1	0.2	7.4	(9,579.7)	—
Total current liabilities	9,579.1	81.7	678.4	(9,579.7)	759.5
Long-term debt	—	5,156.3	176.8	—	5,333.1
Pension and postretirement benefits	—	—	112.2	—	112.2
Environmental liabilities	—	—	74.0	—	74.0
Deferred income taxes	—	—	2,923.6	—	2,923.6
Other income tax liabilities	—	—	123.5	—	123.5
Intercompany loans payable	—	2,387.3	215.1	(2,602.4)	—
Other liabilities	—	—	255.2	—	255.2
Total Liabilities	9,579.1	7,625.3	4,558.8	(12,182.1)	9,581.1
Shareholders' Equity	5,298.1	5,098.7	27,238.4	(32,337.1)	5,298.1
Total Liabilities and Shareholders' Equity	$14,877.2	$12,724.0	$31,797.2	$(44,519.2)	$14,879.2

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 26, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.3	$18.5	$689.0	$—	$707.8
Accounts receivable, net	—	—	545.6	—	545.6
Inventories	—	—	396.6	—	396.6
Deferred income taxes	—	—	165.2	—	165.2
Prepaid expenses and other current assets	0.5	10.8	244.5	—	255.8
Intercompany receivables	13.5	—	25.7	(39.2)	—
Total current assets	14.3	29.3	2,066.6	(39.2)	2,071.0
Property, plant and equipment, net	—	—	949.2	—	949.2
Goodwill	—	—	2,401.9	—	2,401.9
Intangible assets, net	—	—	7,112.2	—	7,112.2
Investment in subsidiaries	586.8	10,645.7	4,945.1	(16,177.6)	—
Intercompany loans receivable	4,385.0	—	1,941.6	(6,326.6)	—
Other assets	—	76.5	254.0	—	330.5
Total Assets	$4,986.1	$10,751.5	$19,670.6	$(22,543.4)	$12,864.8

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$18.2	$3.0	$—	$21.2
Accounts payable	1.2	0.2	127.3	—	128.7
Accrued payroll and payroll-related costs	0.1	—	125.0	—	125.1
Accrued royalties	—	—	68.0	—	68.0
Accrued and other current liabilities	1.1	50.9	509.8	—	561.8
Intercompany payables	25.7	—	13.5	(39.2)	—
Total current liabilities	28.1	69.3	846.6	(39.2)	904.8
Long-term debt	—	3,770.4	181.1	—	3,951.5
Pension and postretirement benefits	—	—	119.1	—	119.1
Environmental liabilities	—	—	59.9	—	59.9
Deferred income taxes	—	—	2,398.6	—	2,398.6
Other income tax liabilities	—	—	122.6	—	122.6
Intercompany loans payable	—	1,966.6	4,360.0	(6,326.6)	—
Other liabilities	—	—	350.3	—	350.3
Total Liabilities	28.1	5,806.3	8,438.2	(6,365.8)	7,906.8
Shareholders' Equity	4,958.0	4,945.2	11,232.4	(16,177.6)	4,958.0
Total Liabilities and Shareholders' Equity	$4,986.1	$10,751.5	$19,670.6	$(22,543.4)	$12,864.8

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 26, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$965.1	$—	$965.1
Cost of sales	—	—	431.6	—	431.6
Gross profit	—	—	533.5	—	533.5
Selling, general and administrative expenses	29.5	9.1	294.1	—	332.7
Research and development expenses	—	—	45.0	—	45.0
Restructuring charges, net	1.5	—	21.6	—	23.1
Gains on divestiture and license	—	—	(0.9)	—	(0.9)
Operating (loss) income	(31.0)	(9.1)	173.7	—	133.6

Interest expense	(20.9)	(64.4)	(8.1)	20.9	(72.5)
Interest income	—	—	21.1	(20.9)	0.2
Other income (expense), net	46.3	—	(46.8)	—	(0.5)
Intercompany interest and fees	(3.9)	—	3.9	—	—
Equity in net income of subsidiaries	61.4	120.1	46.6	(228.1)	—
Income from continuing operations before income taxes	51.9	46.6	190.4	(228.1)	60.8
Income tax expense	(6.1)	—	9.4	—	3.3
Income from continuing operations	58.0	46.6	181.0	(228.1)	57.5
Income from discontinued operations, net of income taxes	—	—	0.5	—	0.5
Net income	58.0	46.6	181.5	(228.1)	58.0
Other comprehensive loss, net of tax	9.8	9.8	19.4	(29.2)	9.8
Comprehensive income	$67.8	$56.4	$200.9	$(257.3)	$67.8

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 27, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$653.1	$—	$653.1
Cost of sales	—	—	368.8	—	368.8
Gross profit	—	—	284.3	—	284.3
Selling, general and administrative expenses	7.0	0.2	214.1	—	221.3
Research and development expenses	—	—	42.7	—	42.7
Separation costs	0.5	—	1.3	—	1.8
Restructuring charges, net	0.2	—	23.6	—	23.8
Gains on divestiture and license	—	—	(0.9)	—	(0.9)
Operating (loss) income	(7.7)	(0.2)	3.5	—	(4.4)

Interest expense	—	(24.2)	1.5	—	(22.7)
Interest income	—	—	0.3	—	0.3
Other income (expense), net	6.1	—	(6.0)	—	0.1
Intercompany interest and fees	(2.9)	—	2.9	—	—
Equity in net income of subsidiaries	(19.6)	4.8	—	14.8	—
Income (loss) from continuing operations before income taxes	(24.1)	(19.6)	2.2	14.8	(26.7)
Income tax benefit	—	—	(2.4)	—	(2.4)
Income (loss) from continuing operations	(24.1)	(19.6)	4.6	14.8	(24.3)
Income from discontinued operations, net of income taxes	—	—	0.2	—	0.2
Net income (loss)	(24.1)	(19.6)	4.8	14.8	(24.1)
Other comprehensive income, net of tax	4.1	4.1	3.9	(8.0)	4.1
Comprehensive income (loss)	$(20.0)	$(15.5)	$8.7	$6.8	$(20.0)

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended June 26, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$2,741.3	$—	$2,741.3
Cost of sales	—	—	1,280.6	—	1,280.6
Gross profit	—	—	1,460.7	—	1,460.7
Selling, general and administrative expenses	91.9	9.3	837.5	—	938.7
Research and development expenses	—	—	134.4	—	134.4
Restructuring charges, net	9.2	—	24.8	—	34.0
Gains on divestiture and license	—	—	(2.6)	—	(2.6)
Operating (loss) income	(101.1)	(9.3)	466.6	—	356.2

Interest expense	(20.9)	(162.1)	(16.6)	20.9	(178.7)
Interest income	—	—	21.6	(20.9)	0.7
Other income (expense), net	188.7	—	(181.0)	—	7.7
Intercompany interest and fees	(8.9)	—	8.9	—	—
Equity in net income of subsidiaries	185.6	342.2	170.8	(698.6)	—
Income from continuing operations before income taxes	243.4	170.8	470.3	(698.6)	185.9
Income tax benefit	(6.1)	—	(34.1)	—	(40.2)
Income from continuing operations	249.5	170.8	504.4	(698.6)	226.1
Income from discontinued operations, net of income taxes	—	—	23.4	—	23.4
Net income	249.5	170.8	527.8	(698.6)	249.5
Other comprehensive loss, net of tax	(48.0)	(48.0)	(96.4)	144.4	(48.0)
Comprehensive income	$201.5	$122.8	$431.4	$(554.2)	$201.5

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended June 27, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,751.1	$—	$1,751.1
Cost of sales	—	—	948.6	—	948.6
Gross profit	—	—	802.5	—	802.5
Selling, general and administrative expenses	18.9	0.4	542.3	—	561.6
Research and development expenses	—	—	123.1	—	123.1
Separation costs	1.9	—	4.7	—	6.6
Restructuring charges, net	0.2	—	53.3	—	53.5
Gains on divestiture and license	—	—	(14.7)	—	(14.7)
Operating (loss) income	(21.0)	(0.4)	93.8	—	72.4

Interest expense	—	(47.5)	2.6	—	(44.9)
Interest income	—	—	1.1	—	1.1
Other income (expense), net	29.1	—	(30.0)	—	(0.9)
Intercompany interest and fees	(6.9)	—	6.9	—	—
Equity in net income of subsidiaries	31.9	79.7	—	(111.6)	—
Income from continuing operations before income taxes	33.1	31.8	74.4	(111.6)	27.7
Income tax benefit	—	(0.1)	(6.0)	—	(6.1)
Income from continuing operations	33.1	31.9	80.4	(111.6)	33.8
Loss from discontinued operations, net of income taxes	—	—	(0.7)	—	(0.7)
Net income	33.1	31.9	79.7	(111.6)	33.1
Other comprehensive income, net of tax	2.0	2.0	1.6	(3.6)	2.0
Comprehensive income	$35.1	$33.9	$81.3	$(115.2)	$35.1

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended June 26, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$164.2	$(84.0)	$479.0	$—	$559.2
Cash Flows From Investing Activities:
Capital expenditures	—	—	(92.5)	—	(92.5)
Acquisition, net of cash acquired	—	—	(1,176.3)	—	(1,176.3)
Intercompany loan investment	(178.6)	—	(235.0)	413.6	—
Investment in subsidiary	—	(1,659.9)	—	1,659.9	—
Restricted cash	—	—	(21.9)	—	(21.9)
Other	—	—	2.6	—	2.6
Net cash used in investing activities	(178.6)	(1,659.9)	(1,523.1)	2,073.5	(1,288.1)
Cash Flows From Financing Activities:
Issuance of external debt	—	1,640.0	80.0	—	1,720.0
Repayment of external debt and capital leases	—	(253.3)	(1,204.5)	—	(1,457.8)
Debt financing costs	—	(25.0)	(0.3)	—	(25.3)
Excess tax benefit from share-based compensation	—	—	30.4	—	30.4
Proceeds from exercise of share options	29.7	—	—	—	29.7
Repurchase of shares	(15.4)	—	—	—	(15.4)
Intercompany loan borrowings, net	—	413.6	—	(413.6)	—
Capital contribution	—	—	1,659.9	(1,659.9)	—
Other	—	—	(28.1)	—	(28.1)
Net cash provided by financing activities	14.3	1,775.3	537.4	(2,073.5)	253.5
Effect of currency rate changes on cash	—	—	(7.1)	—	(7.1)
Net increase (decrease) in cash and cash equivalents	(0.1)	31.4	(513.8)	—	(482.5)
Cash and cash equivalents at beginning of period	0.3	18.5	689.0	—	707.8
Cash and cash equivalents at end of period	$0.2	$49.9	$175.2	$—	$225.3

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended June 27, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$9.9	$(39.2)	$197.4	$—	$168.1
Cash Flows From Investing Activities:
Capital expenditures	—	—	(80.1)	—	(80.1)
Intercompany loan investment	(26.3)	2.4	(114.5)	138.4	—
Investment in subsidiary	—	(1,300.0)	—	1,300.0	—
Acquisitions and intangibles, net of cash acquired	—	—	(1,303.2)	—	(1,303.2)
Restricted cash	—	—	4.1	—	4.1
Other	—	—	8.7	—	8.7
Net cash used in investing activities	(26.3)	(1,297.6)	(1,485.0)	1,438.4	(1,370.5)
Cash Flows From Financing Activities:
Issuance of external debt	—	1,296.8	—	—	1,296.8
Repayment of external debt and capital leases	—	—	(31.2)	—	(31.2)
Debt financing costs	—	(32.2)	—	—	(32.2)
Excess tax benefit from share-based compensation	—	—	5.2	—	5.2
Proceeds from exercise of share options	19.9	—	—	—	19.9
Repurchase of shares	(1.9)	—	—	—	(1.9)
Intercompany loan borrowings, net	(2.4)	140.8	—	(138.4)	—
Capital contribution	—	—	1,300.0	(1,300.0)	—
Other	—	—	—	—	—
Net cash provided by financing activities	15.6	1,405.4	1,274.0	(1,438.4)	1,256.6
Effect of currency rate changes on cash	—	—	(1.8)	—	(1.8)
Net (decrease) increase in cash and cash equivalents	(0.8)	68.6	(15.4)	—	52.4
Cash and cash equivalents at beginning of period	1.2	56.5	217.8	—	275.5
Cash and cash equivalents at end of period	$0.4	$125.1	$202.4	$—	$327.9

20.	Subsequent Events

Contrast Media and Delivery Systems Definitive Agreement
On July 27, 2015, the Company announced that it had entered into a definitive agreement under which it will sell its global CMDS business to Guerbet in a transaction valued at approximately $270.0 million. The transaction is subject to regulatory approvals and other customary closing conditions, and is expected to close in the next few months. Beginning in the fourth quarter of fiscal 2015, the assets of the CMDS business are deemed to be held for sale and the financial results of this business will be presented as a discontinued operation. Net sales of the CMDS business, which is included within the Global Medical Imaging Segment, were $92.8 million and $116.7 million for the three months ended June 26, 2015 and June 27, 2014, respectively, and $283.3 million and $340.9 million for the nine months ended June 26, 2015 and June 27, 2014, respectively. The supply agreement with our former parent will be transferred to Guerbet. Net sales under this agreement, which are not included within our operating segments, were $9.4 million and $11.7 million for the three months ended June 26, 2015 and June 27, 2014, respectively, and $28.8 million and $34.9 million for the nine months ended June 26, 2015 and June 27, 2014, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors of this Form 10-Q and of our Annual Report on Form 10-K filed with the United States ("U.S.") Securities and Exchange Commission ("the SEC") on November 24, 2014 and our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2015.
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

Overview
We are a global specialty biopharmaceutical and medical imaging business that develops, manufactures, markets and distributes specialty pharmaceutical and biopharmaceutical products and medical imaging agents. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology and pulmonology); neonatal critical care respiratory therapeutics; and analgesics and central nervous system drugs. We also support the diagnosis of disease with nuclear medicine and contrast imaging agents. We believe our experience in the acquisition and management of highly regulated raw materials, deep regulatory expertise and specialized chemistry, formulation and manufacturing capabilities have created compelling competitive advantages that we anticipate will sustain future revenue growth.
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

In May 2015, the Board of Directors of Mallinckrodt plc approved a proposal to migrate the Company’s principal executive offices from Ireland to the United Kingdom.   The Company remains incorporated in Ireland and continues to be subject to U.S. Securities and Exchange Commission reporting requirements and the applicable corporate governance rules of the New York Stock Exchange.
For further information on our business and products, refer to our Annual Report on Form 10-K filed with the SEC on November 24, 2014 and Current Report on Form 8-K filed with the SEC on April 3, 2015.

Significant Events
Acquisitions
On April 16, 2015, we acquired Ikaria, Inc. ("Ikaria") through the acquisition of all the outstanding common stock of Compound Holdings II, Inc., the parent holding company of Ikaria, in a transaction valued at approximately $2.3 billion, net of cash acquired ("the Ikaria Acquisition"). Consideration for the transaction consisted of approximately $1.2 billion in cash paid to Compound Holdings II, Inc. shareholders and the assumption of approximately $1.1 billion of Ikaria third-party debt, which was repaid in conjunction with the Ikaria Acquisition. The acquisition and immediate repayment of debt was funded through the issuance of $1.4 billion aggregate principal amount of senior unsecured notes, a $240.0 million borrowing under a revolving credit facility, as discussed further in Note 11 of Notes to Condensed Consolidated Financial Statements, and cash on hand. Ikaria's primary product is INOMAX® (nitric oxide) for inhalation ("Inomax"), a vital treatment option in neonatal critical care, which further accelerates the Company's growth in its Specialty Brands segment.
On August 14, 2014, we acquired all of the outstanding common stock of Questcor Pharmaceuticals, Inc. ("Questcor"), a biopharmaceutical company, for total consideration of approximately $5.9 billion, comprised of cash consideration of $30.00 per share, 0.897 ordinary shares of Mallinckrodt for each share of Questcor common stock owned and the portion of outstanding equity awards deemed to have been earned as of August 14, 2014 ("the Questcor Acquisition"). The acquisition was funded through the issuance of approximately 57 million ordinary shares, proceeds from the issuance of $900.0 million aggregate principal amount of senior unsecured notes, $700.0 million of borrowings under a senior secured term loan facility, $150.0 million of cash from a receivable securitization program, as further discussed in Note 11 of Notes to Condensed Consolidated Financial Statements, and cash on hand. H.P. Acthar® Gel (repository corticotropin injection) ("Acthar"), Questcor's primary product, is focused on the treatment of patients with serious, difficult-to-treat autoimmune and rare diseases. Acthar is an injectable drug that is approved by the U.S. Food and Drug Administration ("FDA") for use in 19 indications, including the currently marketed areas of neurology, rheumatology, nephrology and pulmonology. As part of the acquisition, we also acquired BioVectra, Inc. ("Bio Vectra"), a specialty contract manufacturer that provides services to the global pharmaceuticals and biotechnology industry.
On March 19, 2014, we acquired all of the outstanding common stock of Cadence Pharmaceuticals, Inc. ("Cadence"), a biopharmaceutical company focused on commercializing products principally for use in the hospital setting, for total consideration of $14.00 per share in cash, or approximately $1.3 billion ("the Cadence Acquisition"). The acquisition was primarily funded through a $1.3 billion borrowing under a senior secured term loan credit facility, as further discussed in Note 11 of Notes to Condensed Consolidated Financial Statements. Cadence's sole product, OFIRMEV® (acetaminophen) injection ("Ofirmev"), is a proprietary intravenous formulation of acetaminophen for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever. The Cadence Acquisition added a product to the Specialty Brands segment and provides an opportunity to expand our reach into the adjacent acute care hospital market, in which Cadence had an established presence.

Contrast Media and Delivery Systems Definitive Agreement
On July 27, 2015, we announced that we had entered into a definitive agreement under which we will sell our global CMDS business to Guerbet in a transaction valued at approximately $270.0 million. The transaction is subject to regulatory approvals and other customary closing conditions, and is expected to close in the next few months. Beginning in the fourth quarter of fiscal 2015, the assets of the CMDS business are deemed to be held for sale and the financial results of this business will be presented as a discontinued operation. Net sales of the CMDS business, which is included within the Global Medical Imaging Segment, were $92.8 million and $116.7 million for the three months ended June 26, 2015 and June 27, 2014, respectively, and $283.3 million and $340.9 million for the nine months ended June 26, 2015 and June 27, 2014, respectively. The supply agreement with our former parent will be transferred to Guerbet. Net sales under this agreement, which are not included within our operating segments, were $9.4 million and $11.7 million for the three months ended June 26, 2015 and June 27, 2014, respectively, and $28.8 million and $34.9 million for the nine months ended June 26, 2015 and June 27, 2014.

Business Factors Influencing the Results of Operations
Products
As a result of the Ikaria Acquisition, Questcor Acquisition and the Cadence Acquisition, we obtained the sales and marketing rights to Inomax on April 16, 2015; Acthar on August 14, 2014; and Ofirmev on March 19, 2014. The addition of these products to our Specialty Brands product portfolio provides us with three products that significantly contribute to the net sales and operating income within this segment. Net sales of Inomax, Acthar and Ofirmev were $81.5 million, $268.7 million and $62.1 million, respectively, during the three months ended June 26, 2015 and $81.5 million, $763.1 million and $201.6 million, respectively, during the nine months ended June 26, 2015. Net sales of Ofirmev were $53.2 million and $58.5 million during the three and nine months ended June 27, 2014, respectively, which reflects the March 19, 2014 acquisition date. Our cost of sales for the three and nine months ended June 26, 2015 included $4.0 million and $39.2 million, respectively, of expense recognition associated with the fair value adjustments of acquired inventory and $140.1 million and $369.8 million, respectively, of amortization associated with intangibles recognized from the Ikaria Acquisition, Questcor Acquisition and the Cadence Acquisition. Cost of sales for the three and nine months ended June 27, 2014 included $9.5 million and $10.6 million, respectively, of expense recognition associated with the fair value adjustments of inventory and $40.6 million and $45.5 million, respectively, of amortization associated with the intangibles recognized from the Cadence Acquisition.

On November 12, 2014, we were informed by the FDA that it believes that our Methylphenidate HCl extended-release tablets USP (CII) ("Methylphenidate ER") may not be therapeutically equivalent to the category reference listed drug, CONCERTA®, a registered trademark of Alza Corporation. As a result, on November 13, 2014, the FDA reclassified our Methylphenidate ER products from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX). The FDA has indicated that it has not identified any serious safety concerns with our Methylphenidate ER products. The FDA indicated that its reclassification is attributable to concerns that the products may not produce the same therapeutic benefits for some patients as the reference listed drug. The FDA further indicated that our Methylphenidate ER products are still approved and can be prescribed. The FDA had requested that within six months, bioequivalence of our products be demonstrated using the draft guidance for revised bioequivalence standards issued by the FDA on November 6, 2014, or voluntarily withdraw our products from the market. We continue to market our Methylphenidate ER products as a class BX-rated drug. The FDA's action to reclassify our Methylphenidate ER products has and is expected to continue to negatively impact net sales and operating income unless the FDA reverses its decision. Net sales of our Methylphenidate ER products during the three and nine months ended June 26, 2015 were $30.0 million and $112.6 million, respectively, compared with $54.7 million and $154.3 million, respectively, during the three and nine months ended June 27, 2014, respectively. The impact of the FDA's action may be more significant in future quarters.
In May 2014, we launched an authorized generic version of EXALGO® (hydromorphone HCl) extended-release tablets (CII) ("Exalgo"), and subsequently additional competitors entered the market. Net sales of the branded Exalgo products during the three and nine months ended June 26, 2015 were $8.6 million, and $32.7 million, respectively, compared with $8.6 million and $73.7 million during the three and nine months ended June 27, 2014, respectively. Net sales across both the branded and authorized generic products during the three and nine months ended June 26, 2015 were less than those of the branded products during the three and nine months ended June 27, 2014.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies. In July 2013 our board of directors approved a restructuring program in the amount of $100.0 million to $125.0 million ("the 2013 Mallinckrodt Program") that was planned to occur over a three-year period from the approval of the program, with a two-year cost recovery period. Through June 26, 2015, we incurred restructuring charges of $91.0 million under the 2013 Mallinckrodt Program, which are primarily expected to generate savings within our selling, general and administrative ("SG&A") expenses. In addition to the 2013 Mallinckrodt Program, we have taken restructuring actions to generate synergies from our acquisitions.

Research and Development Investment
We expect to continue to invest in research and development ("R&D") activities, as well as enter into license agreements to supplement our internal R&D initiatives. We intend to focus our R&D investments in the specialty pharmaceuticals and biopharmaceuticals areas, specifically investments to support our Specialty Brands and Specialty Generics segments, where we believe there is the greatest opportunity for growth and profitability. As of June 26, 2015, we had in excess of twenty products in various stages of development.
Specialty Brands. We devote significant R&D resources to our branded products. A number of our branded products are protected by patents and have enjoyed market exclusivity. Our R&D strategy focuses on extending the life and durability of these products and developing additional products that collectively will drive long-term growth. For example, we are generating and publishing both clinical and non-clinical data to expand the evidence base of our specialty brands, and generating health economic and patient outcome data to further support the value of our medicines. Notably, we are advancing clinical trials to further demonstrate the clinical utility of Acthar in treating lupus and proteinuria in nephrotic syndrome and exploring Acthar's potential in treating amyotrophic lateral sclerosis and diabetic nephropathy. In addition, we continue to invest in the development of extended-release opioid products with abuse deterrent properties.
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

Specialty Generics. Specialty Generics development is focused on controlled substances with difficult-to-replicate pharmacokinetic profiles and the development of products with abuse deterrent properties. As of June 26, 2015, we had several Abbreviated New Drug Applications on file with the FDA. In addition, we are focused on process improvements to increase yields and reduce costs.

Results of Operations
Three Months Ended June 26, 2015 Compared with Three Months Ended June 27, 2014

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
U.S.	$799.5	$486.5	64.3%
Europe, Middle East and Africa	88.4	103.1	(14.3)
Other	77.2	63.5	21.6
Net sales	$965.1	$653.1	47.8

Net sales for the three months ended June 26, 2015 increased $312.0 million, or 47.8%, to $965.1 million, compared with $653.1 million for the three months ended June 27, 2014. This increase was primarily driven by the inclusion of net sales of Acthar and Inomax within the Specialty Brands segment and higher net sales of hydrocodone-related products within the Specialty Generics segment. The increases were partially offset by decreased net sales of Methylphenidate ER and oxycodone-related products within the Specialty Generics segment and decreased net sales within the Global Medical Imaging segment. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended June 26, 2015 increased $249.2 million, or 87.7%, to $533.5 million, compared with $284.3 million for the three months ended June 27, 2014. The increase in gross profit primarily resulted from increased net sales from the inclusion of Acthar and Inomax. These increases were partially offset by a $96.3 million increase in amortization, primarily associated with Acthar and Inomax. Gross profit margin was 55.3% for the three months ended June 26, 2015, compared with 43.5% for the three months ended June 27, 2014.
Selling, general and administrative expenses. SG&A for the three months ended June 26, 2015 were $332.7 million, compared with $221.3 million for the three months ended June 27, 2014, an increase of $111.4 million, or 50.3%. The increase primarily resulted from the addition of $105.6 million of selling and administration costs associated with the Questcor and Ikaria acquisitions, $15.5 million associated with the settlement of Synacthan related litigation and $19.6 million of share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition. These factors were partially offset by an $11.5 million legal settlement related to Ofirmev during the three months ended June 27, 2014 and lower expenses due to benefits from prior restructuring actions. Selling, general and administrative expenses were 34.5% of net sales for the three months ended June 26, 2015 and 33.9% of net sales for the three months ended June 27, 2014.
Research and development expenses. R&D expenses increased $2.3 million, or 5.4%, to $45.0 million for the three months ended June 26, 2015, compared with $42.7 million for the three months ended June 27, 2014. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of our net sales, R&D expenses were 4.7% and 6.5% for the three months ended June 26, 2015 and June 27, 2014, respectively.
Separation costs. During the three months ended June 27, 2014, we incurred separation costs of $1.8 million, primarily related to our transition services agreement with our former parent, our costs to implement information and accounting systems, and share-based compensation related to the conversion of equity awards associated with the separation from our former parent.

Restructuring charges, net. During the three months ended June 26, 2015, we recorded $23.1 million of restructuring and related charges, net, primarily related to employee severance and benefits associated with acquisitions within the Specialty Brands segment. During the three months ended June 27, 2014, we recorded restructuring and related charges, net, of $24.2 million, including $0.4 million of accelerated depreciation in cost of sales. The remaining $23.8 million primarily related to employee severance and benefits associated with restructuring activities within both the Global Medical Imaging and Specialty Brands segments.
Gains on divestiture and license. During the three months ended June 26, 2015 and June 27, 2014, we recorded gains on divestiture and license of $0.9 million for both periods, which related to the sale of the rights to market TussiCaps™ extended-release capsules in fiscal 2011.

Non-Operating Items
Interest expense and interest income. During the three months ended June 26, 2015 and June 27, 2014, net interest expense was $72.3 million and $22.4 million, respectively. The increase in net interest expense was primarily related to the issuance of approximately $1.8 billion of debt associated with the Questcor Acquisition, approximately $1.4 billion of debt associated with the Ikaria Acquisition and $10.7 million of interest accrued on deferred tax liabilities associated with outstanding installment notes. Interest expense during the three months ended June 26, 2015 and June 27, 2014 included $6.4 million and $1.9 million, respectively, of non-cash interest expense.
Other income (expense), net. During the three months ended June 26, 2015, we recorded other expense, net, of $0.5 million and during the three months ended June 27, 2014, we recorded other income, net, of $0.1 million, both of which represented miscellaneous items, including gains and losses on intercompany financing foreign currency transactions and related hedging instruments.
Income tax expense (benefit). Income tax expense was $3.3 million on income from operations before income taxes of $60.8 million for the three months ended June 26, 2015 and income tax benefit was $2.4 million benefit on loss from continuing operations before income taxes of $26.7 million for the three months ended June 27, 2014. Our effective tax rate was 5.4% for the three months ended June 26, 2015 compared with 9.0% for the three months ended June 27, 2014. The effective tax rate for the three months ended June 26, 2015, as compared with the three months ended June 27, 2014 decreased by 3.6 percentage points. Included within this net decrease was a 34.5 percentage point decrease predominately due to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions, partially offset by a 30.8 percentage point increase attributable to diminutive income from continuing operations before taxes for the three months ended June 27, 2014. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of the 34.5 percentage point decrease in tax rate, 22.3 percentage points can be attributed to the change in operating income and 13.4 percentage points to the change in amortization, while acquisition financing and other non-acquisition related items increased the rate 1.2 percentage points.
Income (loss) from discontinued operations, net of income taxes. We recorded income of $0.5 million and $0.2 million from discontinued operations, net of income taxes, during the three months ended June 26, 2015 and June 27, 2014, respectively. The amounts, in both periods, primarily related to indemnification obligations to the purchaser of our Specialty Chemicals business (formerly known as Mallinckrodt Baker), which was sold during fiscal 2010.

Nine Months Ended June 26, 2015 Compared with Nine Months Ended June 27, 2014

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Nine Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
U.S.	$2,241.8	$1,272.6	76.2%
Europe, Middle East and Africa	267.6	297.1	(9.9)
Other	231.9	181.4	27.8
Net sales	$2,741.3	$1,751.1	56.5

Net sales for the nine months ended June 26, 2015 increased $990.2 million, or 56.5%, to $2,741.3 million, compared with $1,751.1 million for the nine months ended June 27, 2014. This increase was primarily driven by the inclusion of net sales of Acthar, Ofirmev and Inomax within the Specialty Brands segment and higher net sales of hydrocodone- and oxycodone-related products within the Specialty Generics segment. The increases were partially offset by decreased net sales of Methylphenidate ER within the Specialty Generics segment and decreased net sales within the Global Medical Imaging segment. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating Income
Gross profit. Gross profit for the nine months ended June 26, 2015 increased $658.2 million, or 82.0%, to $1,460.7 million, compared with $802.5 million for the nine months ended June 27, 2014. The increase in gross profit primarily resulted from increased net sales from the inclusion of Acthar, Ofirmev and Inomax and strategic initiatives undertaken within the Specialty Generics segment. These increases were partially offset by a $318.7 million increase in amortization, primarily associated with Acthar, Ofirmev and Inomax, and a $28.6 million increase of expense recognition associated with fair value adjustments of inventory acquired, primarily related to Acthar and Inomax. Gross profit margin was 53.3% for the nine months ended June 26, 2015, compared with 45.8% for the nine months ended June 27, 2014.
Selling, general and administrative expenses. SG&A for the nine months ended June 26, 2015 were $938.7 million, compared with $561.6 million for the nine months ended June 27, 2014, an increase of $377.1 million, or 67.1%. The increase primarily resulted from the addition of $305.3 million of selling and administration costs associated with our fiscal 2014 and 2015 acquisitions, $53.5 million associated with the settlement of Questcor and Synacthen related litigation and $65.0 million of share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition. These factors, were partially offset by an $11.5 million legal settlement related to Ofirmev during the three months ended June 27, 2014, lower expenses due to benefits from restructuring actions and a $9.8 million decrease in environmental charges related to the Lower Passaic River environmental reserve. The nine months ended June 26, 2015 included a $13.3 million charge compared with $23.1 million in the prior year. Selling, general and administrative expenses were 34.2% of net sales for the nine months ended June 26, 2015 and 32.1% of net sales for the nine months ended June 27, 2014.
Research and development expenses. R&D expenses increased $11.3 million, or 9.2%, to $134.4 million for the nine months ended June 26, 2015, compared with $123.1 million for the nine months ended June 27, 2014. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of our net sales, R&D expenses were 4.9% and 7.0% for the nine months ended June 26, 2015 and June 27, 2014, respectively.
Separation costs. During the nine months ended June 27, 2014, we incurred separation costs of $6.6 million, primarily related to our transition services agreement with our former parent, our costs to implement information and accounting systems, and share-based compensation related to the conversion of equity awards associated with the separation from our former parent.
Restructuring charges, net. During the nine months ended June 26, 2015, we recorded $34.2 million of restructuring and related charges, net, of which $0.2 million was related to accelerated depreciation and was included in cost of sales. The remaining $34.0 million primarily related to $9.2 million of accelerated share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition and employee severance and benefits within the Specialty Brands and Specialty Generics segments. During the nine months ended June 27, 2014, we recorded restructuring and related charges, net, of $54.0 million, of which $0.5 million was related to accelerated depreciation and was included in cost of sales. The remaining $53.5 million primarily related to severance and employee benefits, consulting costs and a $2.6 million non-cash facility closure charge associated with restructuring within the Global Medical Imaging segment.
Gains on divestiture and license. During the nine months ended June 26, 2015 and June 27, 2014, we recorded gains on divestiture and license of $2.6 million and $14.7 million, respectively. The $14.7 million gain recorded during the nine months ended June 27, 2014 primarily resulted from the license of extended-release oxymorphone intellectual property to a third-party. The remaining gain in both periods related to the sale of the rights to market TussiCaps™ extended-release capsules in fiscal 2011.

Non-Operating Items
Interest expense and interest income. During the nine months ended June 26, 2015 and June 27, 2014, net interest expense was $178.0 million and $43.8 million, respectively. The increase in net interest expense was primarily related to the issuance of $1.3 billion of debt associated with the Cadence Acquisition, approximately $1.8 billion of debt associated with the Questcor Acquisition, approximately $1.4 billion of debt associated with the Ikaria Acquisition and $24.9 million of interest accrued on deferred tax liabilities associated with outstanding installment notes. Interest expense during the nine months ended June 26, 2015 and June 27, 2014 included $17.4 million and $3.8 million, respectively, of non-cash interest expense.

Other income (expense), net. During the nine months ended June 26, 2015, we recorded other income, net, of $7.7 million and during the nine months ended June 27, 2014, we recorded other expense, net, of $0.9 million, both of which represented miscellaneous items, including gains and losses on intercompany financing foreign currency transactions and related hedging instruments.
Income tax benefit. Income tax benefit was $40.2 million on income from operations before income taxes of $185.9 million for the nine months ended June 26, 2015 and $6.1 million on income from continuing operations before income taxes of $27.7 million for the nine months ended June 27, 2014. Our effective tax rate was negative 21.6% for the nine months ended June 26, 2015 compared with negative 22.0% for the nine months ended June 27, 2014. The effective rate for the nine months ended June 26, 2015, as compared with the nine months ended June 27, 2014, increased by approximately 0.4 percentage points. Included within this net increase was a 49.4 percentage points increase attributable to diminutive income from continuing operations before taxes for the nine months ended June 27, 2014, partially offset by a 49.1 percentage point decrease predominately due to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of the 49.1 percentage point decrease in the tax rate, 28.0 percentage points can be attributed to the change in operating income, 20.9 percentage points to the change in amortization, and 0.2 percentage points to acquisition financing and other non-acquisition related items.
Income (loss) from discontinued operations, net of income taxes. We recorded income of $23.4 million and a loss of $0.7 million from discontinued operations, net of income taxes, during the nine months ended June 26, 2015 and June 27, 2014, respectively. The income for the nine months ended June 26, 2015 primarily related to the expiration of a $22.5 million tax indemnification obligation associated with a business that was originally disposed of in fiscal 1997. The remaining amounts, in both periods, were related to indemnification obligations provided to the purchaser of our Specialty Chemicals business (formerly known as Mallinckrodt Baker), which was sold during fiscal 2010.

Business Segment Results
The businesses included within our reportable segments are described below:

Specialty Brands

•	includes branded pharmaceutical drugs, primarily for pain management and neonatal critical care respiratory therapeutics, and biopharmaceutical drugs for autoimmune and rare diseases.
Specialty Generics

•	produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients.
Global Medical Imaging

•	Contrast Media and Delivery Systems manufactures and markets contrast media for diagnostic imaging applications, and power injectors to allow delivery of contrast media.

•	Nuclear Imaging manufactures and markets radioactive isotopes and associated pharmaceuticals used for the diagnosis and treatment of disease.

Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include revenues and expenses associated with sales of products to Covidien plc, which was subsequently acquired by Medtronic plc, ("Covidien"), our former parent company, intangible asset amortization, net restructuring and related charges, non-restructuring impairments and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating income and in the reconciliations presented below. Selected information by business segment is as follows:

Three Months Ended June 26, 2015 Compared with Three Months Ended June 27, 2014

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
Specialty Brands	$446.2	$84.9	425.6%
Specialty Generics	307.9	329.4	(6.5)
Global Medical Imaging	201.6	227.1	(11.2)
Net sales of operating segments	955.7	641.4	49.0
Other (1)	9.4	11.7	(19.7)
Net sales	$965.1	$653.1	47.8

(1)	Represents products that were sold to our former parent.

Specialty Brands. Net sales for the three months ended June 26, 2015 increased $361.3 million to $446.2 million, compared with $84.9 million for the three months ended June 27, 2014. The increase in net sales was primarily driven by the acquisitions of Acthar and Inomax, which increased net sales by $268.7 million and $81.5 million for the three months ended June 26, 2015 and June 27, 2014, respectively. In addition, net sales for the three months ended June 26, 2015 increased due to Ofirmev growth of $8.9 million or 16.7% from the three months ended June 27, 2014.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
U.S.	$442.5	$84.9	421.2%
Europe, Middle East and Africa	2.6	—	—
Other	1.1	—	—
Net sales	$446.2	$84.9	425.6

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
Acthar	$268.7	$—	—%
Ofirmev	62.1	53.2	16.7
Inomax	81.5	—	—
Exalgo	8.6	8.6	—
Other	25.3	23.1	9.5
Specialty Brands	$446.2	$84.9	425.6

Specialty Generics. Net sales for the three months ended June 26, 2015 decreased $21.5 million, or 6.5%, to $307.9 million, compared with $329.4 million for the three months ended June 27, 2014. The decrease in net sales was driven by decreases of $24.7 million and $22.2 million in net sales of Methylphenidate ER and oxycodone-related products, respectively, partially offset by a $12.1 million increase in net sales of hydrocodone-related products. The decrease in Methylphenidate ER net sales was primarily attributable to the FDA reclassification of these products to therapeutically inequivalent status. The decrease in oxycodone-related products net sales was related to increased market competition. The increase in hydrocodone-related products net sales was related to the scheduling conversion from Schedule III to Schedule II by the DEA in October 2014.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
U.S.	$255.1	$294.8	(13.5)%
Europe, Middle East and Africa	25.2	28.8	(12.5)
Other	27.6	5.8	375.9
Net sales	$307.9	$329.4	(6.5)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
Oxycodone (API) and oxycodone-containing tablets	$31.6	$53.8	(41.3)%
Hydrocodone (API) and hydrocodone-containing tablets	37.4	25.3	47.8
Methylphenidate ER	30.0	54.7	(45.2)
Other controlled substances	157.4	154.4	1.9
Other	51.5	41.2	25.0
Specialty Generics	$307.9	$329.4	(6.5)

Global Medical Imaging. Net sales for the three months ended June 26, 2015 decreased $25.5 million, or 11.2%, to $201.6 million compared with $227.1 million for the three months ended June 27, 2014. The decrease was primarily driven by unfavorable movements in exchange rates, lower volume from certain fiscal 2014 restructuring actions aimed at improving profitability and the loss of preferred supplier status with a significant GPO in the U.S. market. The exchange rates negatively impacted net sales by $19.0 million, particularly in CMDS, and was primarily impacted by changes in the Euro, Canadian Dollar and Brazilian Real.
Net sales for Global Medical Imaging by geography were as follows (dollars in millions):

	Three Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
U.S.	$101.9	$106.8	(4.6)%
Europe, Middle East and Africa	60.6	74.3	(18.4)
Other	39.1	46.0	(15.0)
Net sales	$201.6	$227.1	(11.2)

Net sales for Global Medical Imaging by key products were as follows (dollars in millions):

	Three Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
Optiray™	$58.5	$76.0	(23.0)%
Other	34.3	40.7	(15.7)
Contrast Media and Delivery Systems	92.8	116.7	(20.5)
Nuclear Imaging	108.8	110.4	(1.4)
Global Medical Imaging	$201.6	$227.1	(11.2)

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended June 26, 2015 and June 27, 2014 is shown in the following table (dollars in millions):

	Three Months Ended
	June 26, 2015		June 27, 2014
Specialty Brands	$189.2	42.4%	$(51.4)	(60.5)%
Specialty Generics	157.2	51.1	177.0	53.7
Global Medical Imaging	34.6	17.2	11.2	4.9
Segment operating income	381.0	39.9	136.8	21.3
Unallocated amounts:
Corporate and allocated expenses	(74.7)		(63.6)
Intangible asset amortization	(149.6)		(51.6)
Restructuring and related charges, net (1)	(23.1)		(24.2)
Separation costs	—		(1.8)
Total operating income	$133.6		$(4.4)

(1)
Includes restructuring-related accelerated depreciation of $0.4 million for the three months ended June 27, 2014, respectively. There was immaterial pre-tax accelerated depreciation for the three months ended June 26, 2015.

Specialty Brands. Operating income for the three months ended June 26, 2015 increased $240.6 million to $189.2 million, compared with a $51.4 million loss for the three months ended June 27, 2014. Our operating margin increased to 42.4% for the three months ended June 26, 2015, compared with negative 60.5% for the three months ended June 27, 2014. The increase in operating income and margin was impacted by the $361.3 million increase in net sales, primarily attributable to the acquisitions of Acthar and Inomax. These higher net sales were partially offset by a $109.7 million increase in selling, general and administrative costs primarily associated with these acquisitions and $19.6 million of share-based compensation expense associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition. The operating loss for the three months ended June 27, 2014 reflected selling and marketing expenses incurred principally to support Xartemis XR.
Specialty Generics. Operating income for the three months ended June 26, 2015 decreased $19.8 million to $157.2 million, compared with $177.0 million for the three months ended June 27, 2014. Our operating margin decreased to 51.1% for the three months ended June 26, 2015, compared with 53.7% for the three months ended June 27, 2014. The decrease in operating income and margin was impacted by the $21.5 million decrease in net sales, primarily attributable to lower net sales of Methylphenidate ER and oxycodone-related products partially offset by higher net sales of hydrocodone-related products.
Global Medical Imaging. Operating income for the three months ended June 26, 2015 increased $23.4 million to $34.6 million, compared with $11.2 million for the three months ended June 27, 2014. Our operating margin increased to 17.2% for the three months ended June 26, 2015, compared with 4.9% for the three months ended June 27, 2014. The increase in operating income and margin was primarily attributable to a $7.5 million increase in gross profit, despite lower net sales, due to a $10.1 million decrease in provision from inventory reserves as compared to the three months ended June 27, 2014, benefits from 2014 restructuring actions focused on improving profitability and unfavorable impacts in fiscal 2014 associated with the unscheduled shutdown of our Mo-99 processing facility and the HFR that supplies our Mo-99. In addition, there was a $11.5 million decrease in selling, general and administrative costs primarily due to benefits from restructuring actions.
Corporate and allocated expenses. Corporate and allocated expenses were $74.7 million and $63.6 million for the three months ended June 26, 2015 and June 27, 2014, respectively. The three months ended June 26, 2015 included $23.5 million of transaction costs associated with the Ikaria Acquisition and a $15.5 million settlement of Synacthen related litigation. The three months ended June 27, 2014 included $16.6 million of transaction costs associated with acquisitions and an $11.5 million settlement agreement accrual. The remaining expenses, which represent corporate and executive costs, were relatively consistent between each fiscal period.

Nine Months Ended June 26, 2015 Compared with Nine Months Ended June 27, 2014

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Nine Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
Specialty Brands	$1,154.1	$199.6	478.2%
Specialty Generics	954.9	848.5	12.5
Global Medical Imaging	603.5	668.1	(9.7)
Net sales of operating segments	2,712.5	1,716.2	58.1
Other (1)	28.8	34.9	(17.5)
Net sales	$2,741.3	$1,751.1	56.5

(1)	Represents products that were sold to our former parent.

Specialty Brands. Net sales for the nine months ended June 26, 2015 increased $954.5 million to $1,154.1 million, compared with $199.6 million for the nine months ended June 27, 2014. The increase in net sales was primarily driven by the acquisitions of Acthar, Ofirmev and Inomax, which increased net sales by $763.1 million, $143.1 million and $81.5 million for the nine months ended June 26, 2105, respectively. The benefits from including these products was partially offset by a $41.0 million decline in net sales from branded Exalgo products following the loss of exclusivity in May 2014.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Nine Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
U.S.	$1,145.0	$199.6	473.6%
Europe, Middle East and Africa	8.0	—	—
Other	1.1	—	—
Net sales	$1,154.1	$199.6	478.2

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Nine Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
Acthar	$763.1	$—	—%
Ofirmev	201.6	58.5	244.6
Inomax	81.5	—	—
Exalgo	32.7	73.7	(55.6)
Other	75.2	67.4	11.6
Specialty Brands	$1,154.1	$199.6	478.2

Specialty Generics. Net sales for the nine months ended June 26, 2015 increased $106.4 million, or 12.5%, to $954.9 million, compared with $848.5 million for the nine months ended June 27, 2014. The increase in net sales was primarily driven by a $62.9 million increase in net sales of hydrocodone-related products, a $25.5 million increase in net sales of oxycodone-related products, and $66.6 million from the inclusion of BioVectra, partially offset by a $41.7 million decrease in Methylphenidate ER. The increase in net sales of hydrocodone-related products was related to the scheduling conversion from Schedule III to Schedule II by the DEA in October 2014. The increase in net sales of oxycodone-related products was related to the implementation of strategic initiatives during the nine months ended June 27, 2014, which also resulted in $24.4 million of payments during the period as a consequence of these initiatives. The decrease in Methylphenidate ER net sales was primarily attributable to the reclassification of these products by the FDA to therapeutically inequivalent status.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Nine Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
U.S.	$791.6	$760.4	4.1%
Europe, Middle East and Africa	74.8	76.2	(1.8)
Other	88.5	11.9	643.7
Net sales	$954.9	$848.5	12.5

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Nine Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
Oxycodone (API) and oxycodone-containing tablets	$127.2	$101.7	25.1%
Hydrocodone (API) and hydrocodone-containing tablets	138.0	75.1	83.8
Methylphenidate ER	112.6	154.3	(27.0)
Other controlled substances	414.7	408.6	1.5
Other	162.4	108.8	49.3
Specialty Generics	$954.9	$848.5	12.5

Global Medical Imaging. Net sales for the nine months ended June 26, 2015 decreased $64.6 million, or 9.7%, to $603.5 million compared with $668.1 million for the nine months ended June 27, 2014. The decrease was primarily driven by unfavorable movements in exchange rates, lower volume from certain fiscal 2014 restructuring actions aimed at improving profitability and the loss of preferred supplier status with a significant GPO in the U.S. market. The exchange rates negatively impacted net sales by $42.4 million, particularly in CMDS, and was primarily impacted by changes in the Euro, Canadian Dollar and Brazilian Real.

Net sales for Global Medical Imaging by geography were as follows (dollars in millions):

	Nine Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
U.S.	$305.2	$312.6	(2.4)%
Europe, Middle East and Africa	184.8	220.9	(16.3)
Other	113.5	134.6	(15.7)
Net sales	$603.5	$668.1	(9.7)

Net sales for Global Medical Imaging by key products were as follows (dollars in millions):

	Nine Months Ended
	June 26, 2015	June 27, 2014	Percentage Change
Optiray™	$177.5	$219.4	(19.1)%
Other	105.8	121.5	(12.9)
Contrast Media and Delivery Systems	283.3	340.9	(16.9)
Nuclear Imaging	320.2	327.2	(2.1)
Global Medical Imaging	$603.5	$668.1	(9.7)

Operating Income
Operating income by segment and as a percentage of segment net sales for the nine months ended June 26, 2015 and June 27, 2014 is shown in the following table (dollars in millions):

	Nine Months Ended
	June 26, 2015		June 27, 2014
Specialty Brands	$434.8	37.7%	$(85.8)	(43.0)%
Specialty Generics	501.4	52.5	430.3	50.7
Global Medical Imaging	77.1	12.8	25.9	3.9
Segment operating income	1,013.3	37.4	370.4	21.6
Unallocated amounts:
Corporate and allocated expenses	(224.2)		(161.5)
Intangible asset amortization	(398.7)		(75.9)
Restructuring and related charges, net (1)	(34.2)		(54.0)
Separation costs	—		(6.6)
Total operating income	$356.2		$72.4

(1)	Includes restructuring-related accelerated depreciation of $0.2 million and $0.5 million for the nine months ended June 26, 2015 and June 27, 2014, respectively.

Specialty Brands. Operating income for the nine months ended June 26, 2015 increased $520.6 million to $434.8 million, compared with an $85.8 million loss for the nine months ended June 27, 2014. Our operating margin increased to 37.7% for the nine months ended June 26, 2015, compared with negative 43.0% for the nine months ended June 27, 2014. The increase in operating income and margin was impacted by the $954.5 million increase in net sales, primarily attributable to the acquisitions of Acthar, Ofirmev and Inomax. These higher net sales were partially offset by a $331.8 million increase in selling, general and administrative costs primarily associated with these acquisitions and $65.0 million of share-based compensation expense associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition. The nine months ended June 26, 2015 includes $39.2 million of expense associated with fair value adjustments to acquired inventory compared with $10.6 million in the nine months ended June 27, 2014. The operating loss for the nine months ended June 27, 2014 reflected selling and marketing expenses incurred principally to support Xartemis XR.
Specialty Generics. Operating income for the nine months ended June 26, 2015 increased $71.1 million to $501.4 million, compared with $430.3 million for the nine months ended June 27, 2014. Our operating margin increased to 52.5% for the nine months ended June 26, 2015, compared with 50.7% for the nine months ended June 27, 2014. The increase in operating income and margin was impacted by the $106.4 million increase in net sales, primarily attributable to higher net sales of hydrocodone- and oxycodone-related products resulting from the implementation of strategic initiatives during the three months ended December 27, 2013. The strategic initiatives on oxycodone-related products resulted in $24.4 million in payments during the nine months ended June 27, 2014. The nine months ended June 27, 2014 included an $11.7 million gain on the license of intellectual property to a third-party.
Global Medical Imaging. Operating income for the nine months ended June 26, 2015 increased $51.2 million to $77.1 million, compared with $25.9 million for the nine months ended June 27, 2014. Our operating margin increased to 12.8% for the nine months ended June 26, 2015, compared with 3.9% for the nine months ended June 27, 2014. The increase in operating income and margin was primarily attributable to a $19.2 million increase in gross profit, despite lower net sales, due to an $18.6 million decrease in provision for inventory reserves as compared to the nine months ended June 27, 2014, benefits from 2014 restructuring actions that were focused on improving profitability and unfavorable impacts in fiscal 2014 associated with the unscheduled shutdown of our Mo-99 processing facility and the HFR that supplies our Mo-99. In addition, there was a $27.2 million decrease in selling, general and administrative costs primarily due to benefits from restructuring actions.
Corporate and allocated expenses. Corporate and allocated expenses were $224.2 million and $161.5 million for the nine months ended June 26, 2015 and June 27, 2014, respectively. The nine months ended June 26, 2015 included $53.5 million associated with the settlement of Questcor and Synacthen related litigation, a $13.3 million environmental remediation charge and $30.6 million of transaction costs associated with the Ikaria Acquisition. The nine months ended June 27, 2014 included a $23.1 million environmental remediation charge, an $11.5 million settlement agreement accrual and $35.1 million in transaction costs primarily related to the Questcor and Cadence acquisitions. The remaining increase was primarily attributable to higher professional fees associated with strategic initiatives.

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
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Nine Months Ended
	June 26, 2015	June 27, 2014
Net cash provided by (used in):
Operating activities	$559.2	$168.1
Investing activities	(1,288.1)	(1,370.5)
Financing activities	253.5	1,256.6
Effect of currency exchange rate changes on cash and cash equivalents	(7.1)	(1.8)
Net increase in cash and cash equivalents	$(482.5)	$52.4

Operating Activities
Net cash provided by operating activities of $559.2 million for the nine months ended June 26, 2015 was primarily attributable to income from continuing operations, as adjusted for non-cash items, partially offset by a $69.0 million outflow from net investment in working capital. The working capital net outflow was primarily driven by a $161.1 million decrease in other assets and liabilities and a $22.9 million increase in accounts receivable, net, partially offset by a $61.6 million increase in net tax related balances, a $36.9 million decrease in inventory, and a $16.5 million increase in accounts payable. The $161.1 million decrease in other assets and liabilities resulted largely from the annual payout of cash bonuses for performance in the prior fiscal year, restructuring payments and royalty payments.
Net cash provided by operating activities of $168.1 million for the nine months ended June 27, 2014 was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to a $38.2 million outflow from net investment in working capital. The net working capital outflow was primarily driven by a $46.9 million decrease in income taxes payable primarily due to an advance payment to the IRS, a $29.0 million decrease in accounts payable after our acquisition of Cadence, and a $25.7 million increase in accounts receivable. These factors were partially offset by inflows associated with increases in other working capital accounts of $70.9 million.

Investing Activities
Net cash used in investing activities decreased $82.4 million to $1,288.1 million for the nine months ended June 26, 2015, compared with $1,370.5 million for the nine months ended June 27, 2014. This decrease primarily resulted from a $1,176.3 million net cash purchase price for Ikaria in the nine months ended June 26, 2015 compared to a $1,286.0 million net cash purchase price for Cadence in the nine months ended June 26, 2014. During the nine months ended June 26, 2015 the Company placed $21.1 million of restricted cash on deposit with a trustee to guarantee decommissioning costs associated with our Saint Louis plant. The decrease was also impacted by the purchases of intangible assets for $17.2 million during the nine months ended June 27, 2014. These factors were partially offset by a $12.4 million increase in capital expenditures.

Financing Activities
Net cash provided by financing activities was $253.5 million for the nine months ended June 26, 2015, compared with $1,256.6 million for the nine months ended June 27, 2014. The $1,003.1 million decrease largely resulted from a $1,426.6 million increase in cash outflows from repayments of external debt and capital leases, partially offset by a $430.1 million increase in net cash inflows from the issuance of debt, net of the related debt financing costs. The increased debt repayment was most significantly impacted by the assumption and immediate repayment of $1,118.5 million of Ikaria third-party debt and the repayment of the $240.0 million of fiscal 2015 borrowings under the revolving credit facility. The increase in cash from debt issuances was most significantly impacted by the issuance of $1.4 billion billion of senior unsecured notes and $240.0 million borrowing under a revolving credit facility to fund the Ikaria Acquisition compared with the approximately $1.3 billion to fund the Cadence Acquisition during fiscal 2014. Additionally, there was a $13.5 million increase in cash outflows for the repurchase of our ordinary shares to satisfy tax withholding obligations on the vesting of employee restricted share units and $28.1 million of cash outflows resulting from payments of the BioVectra and

Synacthen contingent considerations. These increases in cash outflows were partially offset by a $35.0 million increase in cash inflows from the excess tax benefit derived from share-based compensation and proceeds from stock option exercises.

Debt and Capitalization
At June 26, 2015, total debt was $5,355.7 million compared with total debt at September 26, 2014 of $3,972.7 million. The total debt at June 26, 2015 was comprised of $1,977.8 million of variable-rate term loans, $3,222.0 million of fixed-rate instruments, $153.0 million of borrowings under a variable-rate securitization program and $2.9 million of capital lease obligations. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of June 26, 2015, our fixed-rate instruments have a weighted-average interest rate of 5.19% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.80% and has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million.
At June 26, 2015, $22.6 million of our debt was classified as current, as these payments are expected to be made within the next fiscal year.
In addition to the additional borrowing capacity under our receivable securitization program, we have a $250.0 million revolving credit facility. At June 26, 2015, we had no borrowings or letters of credit outstanding against our revolving credit facility. As such, the entire $250.0 million under the revolving credit facility was available for borrowing at June 26, 2015.
As of June 26, 2015, we were, and expect to remain, in compliance with the provisions and covenants associated with our debt agreements.
For additional information regarding our debt agreements, refer to Note 11 of Notes to Condensed Consolidated Financial Statements.
In January 2015, our Board of Directors approved a share repurchase program of up to $300.0 million of ordinary shares. No purchases had been made under this program as of June 26, 2015.

Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 16 of Notes to Condensed Consolidated Financial Statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 16 of Notes to Condensed Consolidated Financial Statements, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows.

Guarantees
In disposing of assets or businesses, we have historically provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows.
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the date of sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet as of June 26, 2015 was $15.4 million, of which $12.7 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at June 26, 2015. As of June 26, 2015, the maximum future payments we could be required to make under these indemnification obligations was $71.0 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in other assets on our unaudited condensed consolidated balance sheet at June 26, 2015.
We have recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 16 of Notes to Condensed Consolidated Financial Statements. In addition, we are liable for product performance; however, we believe, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements
We are required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating our ability to fund the decommissioning of our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though we do not intend to close this facility. We have provided this financial assurance in the form of a $57.2 million surety bond. As of June 26, 2015, we had various other letters of credit and guarantee and surety bonds totaling $34.1 million.
In April 2015, the Company terminated a letter of credit to guarantee decommissioning costs associated with its Saint Louis, Missouri plant and placed $21.1 million of restricted cash on deposit with a trustee.
We exchanged title to $88.0 million of our plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. We also simultaneously leased such assets back from Saint Louis County under a capital lease expiring December 2025, the terms of which provide us with the right of offset against the IRBs. The lease also provides an option for us to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a property tax abatement for ten years from the date the property was placed in service. Due to the right of offset, the capital lease obligation and IRB asset are recorded net in the unaudited condensed consolidated balance sheets. We expect that the right of offset will be applied to payments required under these arrangements.
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
We believe that our accounting policies for revenue recognition, inventory, goodwill and other intangible assets, contingencies, pension and postretirement benefits, share-based compensation and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended June 26, 2015, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on November 24, 2014.

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
The risk factors included within Item 1A. of our Annual Report on Form 10-K filed with the SEC on November 24, 2014 and in our Quarterly Report on Form 10-Q for the three and nine months ended March 27, 2015 filed with the SEC on May 5, 2015, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
Our exposure to interest rate risk is primarily related to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of June 26, 2015, our outstanding debt included $1,977.8 million in variable-rate debt on our senior secured term loans and $153.0 million variable-rate debt on our accounts receivable securitization facility. Assuming a one hundred basis-point increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $5.3 million.
In addition, we maintain a $250.0 million five-year senior secured revolving credit facility with a variable interest rate equal to LIBOR plus a margin based on our total net leverage ratio. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under this facility. As of June 26, 2015, there were no outstanding borrowings under this credit facility.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of June 26, 2015 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10% adverse movement in foreign exchange rates relative to the U.S. Dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10% adverse change in foreign exchange rates was $21.2 million as of June 26, 2015. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. Dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of June 26, 2015 that measures the change in the net financial position arising from a hypothetical 10% adverse movement in the exchange rates of the Euro, the Mexican Peso and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10% adverse change in the above currencies was $44.2 million as of June 26, 2015. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 16 of Notes to Condensed Consolidated Financial Statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 16 of Notes to Condensed Consolidated Financial Statements, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. For further information on pending legal proceedings, refer to Note 16 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.
The risk factors set forth below are updates to certain risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 26, 2014, filed with the SEC on November 25, 2014 and in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2015 filed with the SEC on May 5, 2015.

Risks Related to Tax Matters

A change in our tax residency could have a negative effect on our future profitability and taxes on dividends.

Under current Irish legislation, a company is regarded as resident in Ireland for tax purposes if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Under current U.K. legislation, a company is regarded as resident in the U.K. for tax purposes if it is centrally managed and controlled in the U.K. Where a company is treated as tax resident under the domestic laws of both the U.K. and Ireland then the provisions of article 4(3) of the Double Tax Convention between Ireland and the U.K. provide that such company shall be treated as resident only in the jurisdiction in which its place of effective management is situated.  We have managed, and we intend to continue to manage, the affairs of Mallinckrodt plc so that it is effectively managed and controlled in the U.K. and therefore be treated as resident only in the U.K. for tax purposes, by operation of the Double Taxation Convention.  However, we cannot provide assurance that Mallinckrodt plc will continue to be resident only in the U.K. for tax purposes.  It is possible that in the future, whether as a result of a change in law or a change in the practice or conduct of the affairs of any relevant tax authority, Mallinckrodt plc could become, or be regarded as having become resident in a jurisdiction other than the U.K.  If Mallinckrodt plc were considered to be a tax resident of Ireland, it could become liable for Irish corporation tax and any dividends paid by it could be subject to Irish dividend withholding tax.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the quarter ended June 26, 2015. All transactions represent deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations. During January 2015, the Board of Directors approved a share repurchase program of up to $300.0 million shares, none of which had been purchased as of June 26, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under Plans or Programs
March 28, 2015 to April 24, 2015	646	$127.72	—	$300,000,000
April 25, 2015 to May 29, 2015	23,797	124.22	—	300,000,000
May 30, 2015 to June 26, 2015	627	123.95	—	300,000,000
(1) Shares valued at the closing price of our ordinary shares on the vesting date.

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Amended and Restated Memorandum and Articles of Association of Mallinckrodt plc (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed July 1, 2013).
4.1
Indenture, dated as of April 15, 2015, among Mallinckrodt International Finance, S.A., Mallinckrodt CB LLC, the Guarantors party thereto from time to time and Deutsche Bank Trust Company Americas, and trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 17, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended June 26, 2015 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

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

Date: August 5, 2015