Form 10-K
period 2015-09-25
Mallinckrodt plc
filed 2015-11-24
CIK 1567892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-K
 _______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2015
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
Perth House, Millennium Way,
Chesterfield, Derbyshire, United Kingdom, S41 8ND

(Address of principal executive offices) (Zip Code)

Telephone: +44 424 626 3051

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, par value $0.20 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are "affiliates") as of March 27, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $15,146.4 million (based upon the closing price of $129.61 per share as reported by the New York Stock Exchange on that date).
The number of shares of the registrant's common stock outstanding as of November 16, 2015 was 115,947,044.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 25, 2015, are incorporated by reference into Part III of this report.

MALLINCKRODT PLC

Presentation of Information
Unless the context requires otherwise, references to "Mallinckrodt plc," "Mallinckrodt," "we," "us," "our" and "the Company" refer to Mallinckrodt plc, an Irish public limited company, and its consolidated subsidiaries for periods subsequent to its separation from Covidien plc on June 28, 2013. For periods prior to June 28, 2013, these terms refer to the combined historical business and operations of Covidien plc's Pharmaceuticals business as it was historically managed as part of Covidien plc. Unless the context requires otherwise, references to "Covidien" refer to Mallinckrodt's former parent company, Covidien plc, an Irish public limited company, and its consolidated subsidiaries (which was subsequently acquired by Medtronic plc). References in this Annual Report on Form 10-K to the "Separation" refer to the legal separation and transfer of Covidien's Pharmaceuticals business to Mallinckrodt plc through a dividend distribution to Covidien shareholders on June 28, 2013. References to "dollars" or "$" refer to United States dollars.

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
Overview
Mallinckrodt plc and its subsidiaries (collectively, "Mallinckrodt" or "the Company"), is a global specialty biopharmaceutical and nuclear imaging business that develops, manufactures, markets and distributes specialty pharmaceutical and biopharmaceutical products and nuclear imaging agents. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology and pulmonology); immunotherapy and neonatal respiratory critical care therapies; pain management; and central nervous system drugs. The Company also supports the diagnosis of disease with nuclear medicine imaging agents. The Company believes its experience in the acquisition and management of highly regulated raw materials; deep regulatory expertise; and specialized chemistry, formulation and manufacturing capabilities have created compelling competitive advantages that it anticipates will sustain future revenue growth.
During the first quarter of fiscal 2015, the Company changed its reportable segments to present the Specialty Brands and Specialty Generics businesses as reportable segments. The Company historically presented the Specialty Brands and Specialty Generics businesses within the Specialty Pharmaceuticals segment.
During the fourth quarter of fiscal 2015, the Company announced that it had entered into a definitive agreement to sell its global contrast media and delivery systems ("CMDS") business to Guerbet S.A. ("Guerbet"), which is expected to be completed during the first quarter of fiscal 2016. The CMDS business is deemed to be held for sale and the financial results of this business are presented as a discontinued operation. The CMDS business has been eliminated from the Global Medical Imaging segment, which was renamed Nuclear Imaging.
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

•	Nuclear Imaging manufactures and markets radiopharmaceuticals (nuclear medicine).
For further information on our products and segments, refer to "Our Businesses and Product Strategies" within this Item 1. Business.

History and Development
The Company's Specialty Generics segment can trace its development from the founding of G. Mallinckrodt & Co. in 1867 (predecessor of today's API business). We expanded from the controlled substance API business into controlled substance generics and branded specialty pharmaceuticals. Our Nuclear Imaging segment traces its origins to 1966 with technetium generators, and has subsequently expanded into "cold" kits and other radioisotopes.
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
Subsequent to the Separation, Mallinckrodt completed multiple acquisitions of specialty pharmaceuticals and specialty biopharmaceuticals businesses within our Specialty Brands segment. The Company believes these acquisitions have created a foundation and framework for future growth. In addition to these acquisitions, we also implemented significant actions under our 2013 restructuring program intended to improve our long-term profit margins and yield efficiencies from our spending on selling, general and administrative expenses ("SG&A"). In July 2015, Mallinckrodt announced that it had entered into a definitive agreement to sell its CMDS business in order to further increase the Company's focus on specialty pharmaceuticals.
In May 2015, the Board of Directors of the Company approved the migration of our principal executive offices to Perth House, Millennium Way, Chesterfield, Derbyshire, United Kingdom, where they are currently located. Our telephone number at this location is +44 424 626 3051. Our U.S. headquarters is located at 675 James S. McDonnell Boulevard, Hazelwood, Missouri 63042. Our telephone number at this location is (314) 654-2000.

Our Competitive Strengths
We believe we have the following strengths:

•
Ability to successfully execute strategies to drive growth. We completed multiple acquisitions throughout fiscal 2015 and 2014 that created a framework for future organic volume growth and business development. We successfully completed the integration of our acquisitions, except for our acquisition of Therakos, Inc. ("Therakos") which was acquired on September 25, 2015, and generated synergies from these transactions, primarily associated with SG&A. We expect to realize further synergies in SG&A expenses during fiscal 2016. We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies. We have taken restructuring actions that have generated further savings, substantially within our SG&A expenses. These acquisitions and restructuring actions further diversified Mallinckrodt, significantly increasing our scale, net sales, profitability and cash flow.

•
Expertise in highly regulated raw materials and strong regulatory relationships. We have expertise in the acquisition and importation of highly regulated raw materials, such as opioids, other controlled substances and radioisotopes. For example, in calendar 2014, we estimated that we received approximately 27% of the U.S. Drug Enforcement Administration's ("DEA") total annual quota for controlled substances that we manufacture. Based on IMS Health data for the same period, our Specialty Generics business had an approximately 21% market share of DEA Schedules II and III opioid and oral solid dose medications. The acquisition of certain raw materials and the processing of them into finished products requires a close collaboration with a wide variety of regulatory authorities including the DEA, U.S. Food and Drug Administration ("FDA"), U.S. Department of Agriculture ("USDA"), U.S. Nuclear Regulatory Commission ("NRC"), European Medicines Agency and Irish Medicines Board, among many others. We have a long history of working closely with regulatory agencies to ensure ongoing, reliable access to these highly regulated materials.

•
Specialized chemistry, development and formulation expertise which supports our operations. We have specialized chemistry expertise in the formulation of new drug combinations, reformulation of existing drugs, and manufacture of controlled substances into a wide range of products, such as tablets, capsules, oral liquids, injectable and intrathecal products.

•
Distinctive high-quality manufacturing and distribution skills with vertical integration where there are competitive advantages. We have expertise in the manufacturing of complex substances including those that come from naturally derived sources. Our manufacturing and supply chain capabilities enable highly efficient controlled substance tableting, packaging and distribution. We own one of the world's largest DEA Schedule C-II vault storage capacities for raw materials, intermediates and finished dosages. In our Nuclear Imaging segment, we have the capability to process Mo-99 for use in our Ultra-Technekow DTE generators and to manufacture cyclotron-derived isotopes such as thallium-201, indium-111, gallium-67, germanium-68 and iodine-123. Where appropriate, we have also pursued selective vertical integration initiatives to ensure our manufacturing and supply chain benefit from cost and productivity efficiencies, such as using several of our API products to provide the raw materials for some of our generic products.

•
Diversified business model with increasing shift towards high-margin Specialty Brands business with high cash flow conversion. We have a diverse portfolio across our three different reportable segments, Specialty Generics, Nuclear Imaging and the increasingly significant Specialty Brands. In July 2015, we further progressed our shift toward high-margin pharmaceuticals with the announcement that we entered into a definitive agreement to sell our CMDS business. In the fourth quarter of fiscal 2015, net sales from our Specialty Brands segment represented 53.9% of net sales from our reportable segments compared with 31.9% in the fourth quarter of fiscal 2014. We expect the Specialty Brands percentage to increase in fiscal 2016 due to the inclusion of full year results from our fiscal 2015 acquisitions, organic volume growth in Specialty Brands and increased competition in Specialty Generics. Specialty Brands segment operating income increased from 16.4% in the fourth quarter of fiscal 2014 to 46.2% in the fourth quarter of fiscal 2015. The increased revenues and segment operating income positions us for strong cash flow generation, enabling us to potentially decrease debt leverage over time.

•
An extensive portfolio of specialty generic products and controlled substance API for pain. Our Specialty Generics products are focused on pain and attention deficit hyperactivity disorder ("ADHD") while our APIs are for a broad range of products. We believe this business offers the broadest product line of opioid and other controlled substances available (primarily DEA Schedules II and III), and we focus in a number of therapeutic areas with high technical barriers and long product life-cycles.

While we have set forth our competitive strengths above, our business involves numerous risks and uncertainties which may prevent us from executing our strategies. These risks include, among others, risks relating to: DEA regulation of the availability of API controlled substances; drug products under development and marketed drug products; the highly exacting and complex nature of our manufacturing processes; the limited global supply of fission-produced Mo-99 for use in our Ultra-Technekow DTE generators and the aging global infrastructure of nuclear reactors; our customer concentration; cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations; developing or commercializing new products; expanding commercial opportunities for existing products; adapting to a changing technology and diagnostic treatment landscape; protecting our intellectual property rights or being subject to claims that we infringe on the intellectual property rights of others; the successful integration of acquisitions; the ability to grow net sales from existing and acquired products; and significant competition. For a more complete description of the risks associated with our business, see Item 1A. Risk Factors included within this Annual Report on Form 10-K.

Our Businesses and Product Strategies
We manage our business in three reportable segments: Specialty Brands, Specialty Generics and Nuclear Imaging. Management measures and evaluates our operating segments based on segment net sales and operating income. Information regarding the product portfolios and business strategies of these segments is included in the following discussion. Financial information regarding each of our reportable segments, as well as other geographical information, is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 21 of Notes to Consolidated and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Specialty Brands
Our Specialty Brands segment markets branded pharmaceutical and biopharmaceutical products for autoimmune and rare diseases (including in the specialty areas of neurology, rheumatology, nephrology and pulmonology); immunotherapy and neonatal respiratory critical care therapies; and central nervous system drugs. In fiscal 2015, our Specialty Brands segment accounted for 49.2% of net sales from our operating segments.
We started our Specialty Brands product portfolio in 2001 and shifted our focus to pain management with the 2010 launch of EXALGO® (hydromorphone HCl) extended-release tablets (CII) ("Exalgo"). Our exclusivity period for Exalgo expired and generic competition entered the market beginning in May 2014. In fiscal 2014, we significantly expanded our Specialty Brands product portfolio, with the March 2014 acquisition of OFIRMEV® (acetaminophen) injection ("Ofirmev") and the August 2014 acquisition of H.P. Acthar® Gel ("Acthar"). In fiscal 2015, we continued to diversify our Specialty Brands product portfolio with the April 2015 acquisition of INOMAX® (nitric oxide) for inhalation ("Inomax") and immunotherapy treatment with the September 2015 acquisition of Therakos, Inc. ("Therakos"). Our long-term strategy is to increase patient access and appropriate utilization of our existing products, develop new and follow-on formulations for recently acquired products, advance pipeline products and bring them to market and selectively acquire or license products that are strategically aligned with our product portfolio to expand the size and profitability of our Specialty Brands segment.
We promote our branded products directly to physicians in their offices, hospitals and ambulatory surgical centers (including rheumatologists, neurologists, nephrologists, pulmonoligists, neonatologists, surgeons, and pharmacy directors) with our own direct sales force of over 550 sales representatives as of September 25, 2015. Our products are purchased by independent wholesale drug distributors, specialty pharmaceutical distributors, retail pharmacy chains and hospital procurement departments, among others, and are eventually dispensed by prescription to patients. We also contract directly with payer organizations to gain access to drug formularies and allow patients access to these medications.
The following is a description of select products in our Specialty Brands product portfolio:

•
Acthar is an injectable biopharmaceutical drug approved by the FDA for use in 19 indications. The product currently generates substantially all of its net sales from nine of the on-label indications including the treatment of proteinuria in nephrotic syndrome of the idiopathic type ("NS"); the treatment of acute exacerbations of multiple sclerosis ("MS") in adults; the treatment of infantile spasms ("IS") in infants and children under two years of age; the treatment of the pulmonology indication of sarcoidosis; and the treatment of certain rheumatology related conditions, including the treatment of the rare and closely related neuromuscular disorders, dermatomyositis and polymyositis. We may initiate commercial efforts for other approved indications where there is high unmet medical need. The currently approved indications of Acthar are not subject to patent or other exclusivity, with the exception of IS which was granted orphan drug status from the FDA upon its approval in October 2010.

•
Ofirmev is a proprietary intravenous formulation of acetaminophen indicated for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever. This product is marketed to hospitals and ambulatory surgical centers and provides us with an expanded presence in these channels. Ofirmev is protected by two patents listed in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("the Orange Book") that expire in August 2017 and June 2021 and we have the potential to obtain an additional six months of exclusivity for each patent if the FDA grants pediatric exclusivity. Settlement agreements have been reached in association with certain challenges to these patents, which allow for generic competition to Ofirmev in December 2020, or earlier under certain circumstances.

•
Inomax is a vasodilator that, in conjunction with ventilatory support and other appropriate agents, is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks) neonates with hypoxic respiratory failure ("HRF") associated with clinical or echocardiographic evidence of pulmonary hypertension. Inomax is marketed as part of the Inomax Total Care Package, which includes the drug product, proprietary drug-delivery systems, technical and clinical assistance, 24/7/365 customer service, emergency supply and delivery and on-site training. The Inomax Total Care Package maintains a number of patents, the latest of which expire in 2031, that contain claims to nitric oxide delivery systems expressly required by the drug labeling for administration of Inomax, covering a number of important functions, including patient safety and product performance features.

•
Therakos immunotherapy is focused on providing innovative immunotherapy treatment platforms that enhance the ability of a patient's immune system to fight disease. Therakos is the global leader in autologous immunotherapy delivered through extracorporeal photopheresis ("ECP"). Therakos provides the only integrated ECP system in the world. ECP involves drawing a portion of blood from the patient, separating white blood cells from plasma and red blood cells, which are returned to the patient, and treating the white blood cells with a Ultraviolet-A ("UVA") light activated drug. The treated white blood cells are immediately re-administered back into the patient. ECP is approved by the FDA for use in the palliative treatment of the skin manifestations of cutaneous T-cell lymphoma (“CTCL”) that is unresponsive to other forms of treatment. Outside the United States, ECP is approved to treat several other serious diseases that arise from immune system imbalances. Therakos’ product suite, which is sold to hospitals, clinics, academic centers and blood banks, includes an installed system, a disposable procedural kit used for each treatment and a drug, UVADEX ® (methoxsalen) Sterile Solution (“UVADEX”), as well as instrument accessories and instrument maintenance and repair services.

•
Exalgo is a long-acting, once-daily form of hydromorphone. Our exclusivity period for branded Exalgo expired and generic competition entered the market whereupon we launched our own generic form of Exalgo in May 2014.

Specialty Generics
Our Specialty Generics segment markets drugs that include a variety of product formulations containing hydrocodone, oxycodone and several other controlled substances. While our pipeline is limited, we do have products in development that are primarily focused on controlled substances. Our API business, which is included in the Specialty Generics segment, provides bulk API products, including opioids and acetaminophen, to a wide variety of pharmaceutical companies, many of which are direct competitors of our Specialty Generics finished dosage business. In addition, we use our API for internal manufacturing of our finished dosage products. In fiscal 2015, our Specialty Generics segment accounted for 37.9% of net sales from our operating segments.
We are among the world's largest manufacturers of bulk acetaminophen and the only producer of acetaminophen outside of Asia. We manufacture controlled substances under DEA quota restrictions and in calendar 2014 we estimated that we received approximately 27% of the total DEA quota provided to the U.S. market for the controlled substances we manufacture. We believe that our market position in the API business and allocation of opioid raw materials from the DEA is a competitive advantage for our API business and, in turn, for our Specialty Generics business. The strategy for our API business is based on manufacturing large volumes of high-quality product and customized product offerings, responsive technical services and timely delivery to our customers.
We believe our Specialty Generics segment represents the broadest product line of opioid and other controlled substances (primarily DEA Schedules II and III) currently available from a single manufacturer. Historically, our primary competition has been other U.S. participants due to importation restrictions on controlled substance API and finished products.
We market our products principally through independent channels, including drug distributors, specialty pharmaceutical distributors, retail pharmacy chains, food store chains with pharmacies, pharmaceutical benefit managers that have mail order pharmacies and hospital buying groups.
The following is a list of significant products and product families in our Specialty Generics product portfolio:

•	hydrocodone (API) and hydrocodone-containing tablets;

•	oxycodone (API) and oxycodone-containing tablets;

•	methylphenidate HCl extended-release tablets USP (CII) ("Methylphenidate ER") under a class BX-rating issued by the FDA in November 2014 and;

•	other controlled substances, including acetaminophen (API) products.

Nuclear Imaging

During the fourth quarter of fiscal 2015, the Company announced that it entered into a definitive agreement to sell its CMDS business to Guerbet, which is expected to be completed during the first quarter of fiscal 2016. The CMDS business is deemed to be held for sale and the financial results of this business are presented as a discontinued operation. The CMDS business has been eliminated from the Global Medical Imaging segment, which has been renamed Nuclear Imaging.
Our Nuclear Imaging segment develops, manufactures and markets products which provide radiopharmaceuticals used in single photon emission computed tomography ("SPECT") imaging for myocardial perfusion, cardiac imaging and bone scans. In fiscal 2015, our Nuclear Imaging segment accounted for 12.8% of net sales from our operating segments. We are focused on driving operating efficiencies in the Nuclear Imaging segment to maximize operating margins and cash flow.
Our Nuclear Imaging business manufactures radioactive isotopes for the diagnosis and treatment of disease. Our nuclear radiopharmaceutical product offering includes both "hot" radioisotopes and "cold" kits (tagging agents that are paired with "hot" radioisotopes for diagnostic procedures). We have significant expertise in managing the highly regulated radioactive materials used to manufacture the isotope generators and in dealing with products (isotopes) with an extremely short half-life, which precludes stockpiling and requires exacting execution along all aspects of the supply chain. We believe that our investment in Tc-99m generators in North America and Europe, our own Mo-99 processing facility in the Netherlands and a very well-coordinated logistics network provides us with a competitive advantage. Our strategy for our Nuclear Imaging business is focused on bolstering the Tc-99m/Mo-99 supply chain through supplier diversification and driving efficiencies to maximize operating margins and cash flow. We have entered into agreements to obtain Mo-99 from the Maria nuclear research reactor in Poland, the High Flux Reactor in the Netherlands and the BR2 reactor in Belgium, and are also able to purchase finished Mo-99 from other suppliers in the marketplace, with whom we do not have long-term supply agreements. Going forward, we will continue to seek further diversification of our supplier base.
In 2004, the U.S. National Security Administration established its Global Threat Initiative to, as quickly as possible, identify, secure and remove or facilitate the disposition of vulnerable, high-risk nuclear and radiological materials around the world. One key initiative identified was the conversion by research reactors and isotope production facilities of low enriched uranium ("LEU") from highly enriched uranium ("HEU"). We currently use HEU targets for the production of Mo-99, but ultimately intend to eliminate the use of HEU in favor of using LEU and have begun the process of converting our Mo-99 production operation in the Netherlands to LEU targets. For a discussion of how Mo-99 is used in our business, refer to "Raw Materials" within this Item 1. Business and Item 1A. Risk Factors. We primarily market our nuclear radiopharmaceutical products to nuclear radiopharmacies in the U.S. and to hospitals in Europe.
The following are significant products in our Nuclear Imaging product portfolio:

•
Ultra-Technekow DTE is a dry-ship, top eluting Tc-99m radioisotope generator that provides an on-site isotope source of Tc-99m solution that is combined by a nuclear pharmacist with various "cold" kit targeting agents to prepare an individualized radiopharmaceutical dose. The prepared Tc-99m radiopharmaceutical is used in procedures using SPECT. SPECT radiopharmaceutical scans are the most common of all radiopharmaceutical scans and are used in a number of applications, including myocardial perfusion imaging and bone scans. Tc-99m is a decay product of Mo-99, the parent isotope contained in the Tc-99m generator. We are one of only a limited number of manufacturers of Tc-99m generators in North America and Europe, and the only one on either continent that has its own Mo-99 processing facility, which provides cost and raw material supply advantages.

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

Competition
Specialty Brands and Specialty Generics
Several of our Specialty Brands products do not face direct competition from similar products, but instead compete against alternative forms of treatment that a prescriber may utilize. For example, Acthar, has limited direct competition due to the unique nature of the product; however, it generally is prescribed by physicians when numerous alternative treatments have not yielded favorable outcomes for patients. Our Specialty Generics products compete with products manufactured by many other companies in highly competitive markets, primarily throughout the U.S. Our competitors vary depending upon therapeutic and product categories. Major competitors of our Specialty Generics products include Allergan, Inc. (formerly Actavis, Inc.), Endo Health Solutions Inc., Johnson & Johnson (including its Noramco, Inc. subsidiary), Johnson Matthey plc, Mylan N.V., Pfizer Inc., Purdue Pharma L.P. and Teva Pharmaceutical Industries Ltd., among others. Our secure sources of raw opioid material, vertically integrated manufacturing capabilities, broad offerings of API controlled substances and acetaminophen, comprehensive generic controlled substance product line and established relationships with independent retail pharmacies enable us to compete effectively with larger generics manufacturers. In addition, we believe that our experience with the FDA, DEA and Risk Evaluation and Mitigation Strategies ("REMS") provides us the knowledge to successfully operate in this highly competitive and highly regulated environment.
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
The highly competitive environment of our Specialty Brands segment requires us to continually seek out new products to treat diseases and conditions in areas of high unmet medical needs, create technological innovations and to market our products effectively. Most new products that we introduce must compete with other products already on the market, as well as other products that are subsequently developed by competitors. For our branded products, we may be granted market exclusivity either through the FDA, the U.S. Patent Office or similar agencies internationally. Regulatory exclusivity is granted by the FDA for new innovations, such as new clinical data, a new chemical entity or orphan drugs, and patents are issued for inventions, such as composition of matter or method of use. While patents offer a longer period of exclusivity, there are more bases to challenge patent-conferred exclusivity than with regulatory exclusivity. Generally, once market exclusivity expires on our branded products, competition will likely intensify as generic forms of the product are launched. Products which do not benefit from regulatory or patent exclusivity must rely on other competitive advantages, such as confidentiality agreements or product formulation trade secrets for difficult to replicate products.
Manufacturers of generic pharmaceuticals typically invest far less in R&D than research-based pharmaceutical companies, allowing generic versions to typically be significantly less expensive than the related branded products. The generic form of a drug may also enjoy a preferred position relative to the branded version under third-party reimbursement programs, or be routinely dispensed in substitution for the branded form by pharmacies. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions, decreased sales volume or both. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our branded products offer not only superior health outcomes but also cost advantages, as compared with other forms of care. Certain of our Specialty Brands products are specialized pharmaceuticals or biopharmaceuticals, for example Acthar, that may not be prescribed unless a clear benefit in efficacy or safety is demonstrated or until lower-cost alternatives have failed to provide positive patient outcomes or are not well tolerated by the patient.
In our Specialty Generics segment, we face intense competition from other generic drug manufacturers, brand-name pharmaceutical companies marketing authorized generics, existing branded equivalents and manufacturers of therapeutically similar drugs. The competition varies depending on the specific product category and dosage strength, and we believe that our competitive advantages include our ability to introduce new generic versions of brand-name drug products, our formulation expertise and drug delivery technology, our access to controlled substance API, our quality and cost-effective production, our customer service and the breadth of our generic product line. Among the large generic controlled substance providers, we are the only generic manufacturer that has its own controlled substance API manufacturing capability, and we believe the vertical integration and production of our own API confers certain competitive advantages that might not be available to other pharmaceutical companies. New drugs and future developments in improved or advanced drug delivery technologies or other therapeutic techniques may provide therapeutic or cost advantages to products we market. The maintenance of profitable operations in generic pharmaceuticals depends, in part, on our ability to select, develop and timely launch new generic products, to manufacture such new products in a cost efficient, high-quality manner and implement and drive market volume.
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

Nuclear Imaging
In Nuclear Imaging, we compete primarily on the ability of our products to capture market share. While we believe that the number of procedures using nuclear imaging may grow in emerging markets, due in part to increasing infrastructure and access to healthcare, we expect that our ability to effectively compete with other providers of nuclear imaging will be impacted by ongoing pricing pressures. We believe that our key product characteristics, such as proven efficacy, reliability and safety, coupled with our core competencies such as our efficient manufacturing processes and established distribution network, are important factors that may distinguish us from our competitors.
The market for imaging agents is highly competitive. Major competitors to our Nuclear Imaging business include, among others:

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

Intellectual Property
We own or license a number of patents in the U.S. and other countries covering certain products and have also developed brand names and trademarks for other products. Generally, our Specialty Brands business relies upon patent protection to ensure market exclusivity for the life of the patent. We consider the overall protection of our patents, trademarks and license rights to be of material value and act to protect these rights from infringement. However, our business is not materially dependent upon any single patent, trademark or license or any group of patents, trademarks or licenses.
The majority of an innovative product's commercial value is usually realized during the period in which the product has market exclusivity. In the branded pharmaceutical industry, an innovator product's market exclusivity is generally determined by two forms of intellectual property: patent rights held by the innovator company and any regulatory forms of exclusivity to which the innovator is entitled. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there often are very substantial and rapid declines in the branded product's sales. The rate of this decline varies by country and by therapeutic category; however, following patent expiration, branded products often continue to have some market viability based upon the goodwill of the product name, which typically benefits from trademark protection or is based on the difficulties associated with replicating the product formulation or bioavailability. Acthar is not subject to patent or other exclusivity, with the exception of infantile spasms ("IS") which was granted orphan drug status from the FDA upon its approval in October 2010. Acthar's commercial durability therefore relies partially upon product formulation trade secrets, confidentiality agreements and trademark and copyright laws. These items may not prevent competitors from independently developing similar technology or duplicating our product.
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

Research and Development
We devote significant resources to the research and development of products and proprietary drug technologies. We incurred R&D expenses from continuing operations of $185.1 million, $163.5 million and $157.9 million in fiscal 2015, 2014 and 2013, respectively. We expect to continue to invest in R&D activities, as well as enter into license agreements and business development opportunities to supplement our internal R&D initiatives. We intend to focus our R&D investments in the specialty pharmaceuticals and biopharmaceuticals areas, specifically investments to support our Specialty Brands and Specialty Generics segments, where we believe there is the greatest opportunity for growth and profitability.
Specialty Brands. We devote significant R&D resources for our branded products. A number of our branded products are protected by patents and have enjoyed market exclusivity. Our R&D strategy focuses on generating clinical and health economic data associated with our currently marketed products as well as generating clinical data in support of new indications for existing products, label expansion opportunities for Inomax and Therakos immunotherapy and development of pipeline products.
In accordance with a Pediatric Research Equity Act requirement included in the New Drug Application ("NDA") approval for Ofirmev, Cadence Pharmaceuticals, Inc. ("Cadence") began enrolling patients in 2012 in a post-marketing efficacy study of Ofirmev in infants and neonates. The data from this study will be used to satisfy a formal written request Cadence received from the FDA under Section 505A of the U.S. Food, Drug and Cosmetic Act that was made as part of the approval process for Ofirmev. The study is completed and is anticipated to be filed with the FDA in calendar 2016. Upon acceptance by the FDA of the data from this study, Ofirmev may be eligible for an additional six months of marketing exclusivity in the U.S. The FDA is also currently reviewing a supplemental NDA that would enable us to offer Ofirmev in flexible intravenous bags.
Specialty Generics. In regard to specialty generic product development, we are focused on controlled substances with difficult-to-replicate pharmacokinetic profiles and the development of products with abuse deterrent properties. As of September 25, 2015, we had various Abbreviated New Drug Applications ("ANDAs") on file with the FDA.
Nuclear Imaging. Our R&D efforts in our Nuclear Imaging segment are focused on driving efficiency and regulatory compliance.

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
Under the U.S. Prescription Drug User Fee Act, the FDA has the authority to collect fees from drug manufacturers who submit NDAs for review and approval. These user fees help the FDA fund the drug approval process. For fiscal 2015, the user fee rate has been set at $2,374,200 for a 505(b)(1) NDA and $1,187,100 for a NDA not requiring a complete clinical data package, generally a 505(b)(2) NDA. We expense these fees as they are incurred. The average review time for a NDA is approximately six months for priority review and ten months for standard review.
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
In 2010, U.S. Congress passed into law the Generic Drug User Fee Act to address the FDA's backlog, which at the time was over 2,000 ANDAs. This legislation granted the FDA authority to collect, for the first time, user fees from generic drug manufacturers who submit ANDAs for review and approval, and the fees collected will help the FDA fund the drug approval process. For fiscal 2015, the user fee rate is set at $76,030 for an ANDA and $38,020 for a prior approval supplement to an ANDA. These fees are expensed as incurred. The FDA has set goal dates by fiscal year for ANDA submissions to improve the average review time. Fiscal 2016 has a target of approving 75% of ANDA submissions within 15 months of submission.
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
Patent and Non-Patent Exclusivity Periods. A sponsor of a NDA is required to identify in its application any patent that claims the drug or a use of the drug subject to the application. Upon NDA approval, the FDA lists these patents in the Orange Book. Any person that files a Section 505(b)(2) NDA, the type of NDA that relies upon the data in the application for which the patents are listed, or an

ANDA to secure approval of a generic version of a previous drug, must make a certification in respect to listed patents. The FDA may not approve such an application for the drug until expiration of the listed patents unless the generic applicant certifies that the listed patents are invalid, unenforceable or not infringed by the proposed generic drug and gives notice to the holder of the NDA for the RLD of the bases upon which the patents are challenged, and the holder of the RLD does not sue the later applicant for patent infringement within 45 days of receipt of notice. If an infringement suit is filed, the FDA may not approve the later application until the earliest of: (a) 30 months after receipt of the notice by the holder of the NDA for the RLD; (b) entry of an appellate court judgment holding the patent invalid, unenforceable or not infringed; (c) such time as the court may order; or (d) the expiration of the patent.
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
Risk Evaluation and Mitigation Strategies ("REMS"). For certain drug products or classes, such as transmucosal immediate-release fentanyl products and extended-release and long-acting opioids, the FDA has the authority to require the manufacturer to provide a REMS that is intended to ensure that the benefits of a drug product (or class of drug products) outweigh the risks of harm. The FDA may require that a REMS include elements to ensure safe use to mitigate a specific serious risk of harm, such as requiring that the prescriber have particular training or experience or that the drug product is dispensed in certain healthcare settings. The FDA has the authority to impose civil penalties on or take other enforcement action against any drug manufacturer who fails to properly implement an approved REMS program. Separately, a drug manufacturer cannot use an approved REMS program to delay generic competition.
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
The DEA regulates the availability of API, products under development and marketed drug products that are Schedule II or III by setting annual quotas. Every year, we must apply to the DEA for manufacturing quota to manufacture API and procurement quota to manufacture finished dosage products. Given that the DEA has discretion to grant or deny our manufacturing and procurement quota requests, the quota the DEA grants may be insufficient to meet our commercial and R&D needs. To date in calendar 2015, manufacturing and procurement quotas granted by the DEA have been sufficient to meet our sales and inventory requirements on most products. During calendar 2012, the initial hydrocodone manufacturing and procurement quota grants we received from the DEA were below the amounts requested and were therefore insufficient to meet customer demand. While we were granted additional quota, these shortfalls did result in lost sales of hydrocodone products, the amount of which was not significant. Future delay or refusal by the DEA to grant, in whole or in part, our quota requests could delay or result in stopping the manufacture of our marketed drug products, new product launches or the conduct of bioequivalence studies and clinical trials.
In August 2014, the DEA issued its final rule to reschedule hydrocodone combination products (such as Vicodin® (registered trademark of AbbVie Inc.) from Schedule III to Schedule II, which was effective on October 6, 2014. In accordance with the final rule, we have discontinued sales of Schedule III labeled products and launched Schedule II labeled products. The effects of the rescheduling resulted in increased returns of Schedule III labeled product, which did not have a material impact to our financial condition, results of operations and cash flows.
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
In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, "the Healthcare Reform Act") provided for major changes to the U.S. healthcare system, which impacted the delivery and payment for healthcare services in the U.S. Several provisions of the Healthcare Reform Act have already taken effect, including the elimination of lifetime caps and no rescission of policies or denial of coverage due to preexisting conditions, improving patients' ability to obtain and maintain health insurance. While significant components of the Healthcare Reform Act have been implemented, various other aspects are ongoing and there may still be challenges and uncertainties ahead. Such a comprehensive reform measure requires expanded implementation efforts on the part of federal and state agencies embarking on rule-making to develop the specific components of their new authority. We continue to closely monitor the implementation of the Healthcare Reform Act and related legislative and regulatory developments. To date our business has been most notably impacted by rebates from the Medicaid Fee-For-Service Program and Medicaid Managed Care plans and the imposition of an annual fee on branded prescription pharmaceutical manufacturers. Medicaid provisions reduced net sales by $82.3 million, $43.5 million, and $15.5 million in fiscal 2015, 2014, and 2013, respectively. The fiscal 2015 increase in provisions for Medicaid payments is primarily attributable to a $41.7 million increase associated with Acthar, as fiscal 2015 included a full year of results for the product, which was partially offset by lower net sales of Methylphenidate ER. The fiscal 2014 increase in provisions for Medicaid payments is primarily attributable to a $17.0 million increase in the Specialty Generics segment driven by increased Medicaid utilization and net sales of Methylphenidate ER. Fiscal 2014, also reflects a $5.2 million increase due to the addition of Acthar that was part of the acquisition of Questcor Pharmaceuticals, Inc. ("Questcor") on August 14, 2014. The Company was also impacted by the annual fee on branded prescription pharmaceutical manufactures, which is not tax deductible, and recorded expense of $20.0 million, $0.9 million, and $0.1 million in fiscal 2015, 2014, and 2013, respectively, within selling, general and administrative expenses. The fee increased in fiscal 2015 due to the inclusion of a full year of results associated with Acthar. We expect this branded pharmaceutical fee and Medicaid provisions to increase in future periods at rates that are consistent with net sales growth. There are a number of other provisions in the legislation that collectively are expected to have an immaterial impact to the Company.

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

Compliance Programs
In order to systematically and comprehensively mitigate the risks of non-compliance with regulatory requirements described within this Item 1. Business, we have developed what we believe to be a robust compliance program based on the April 2003 Office of the Inspector General ("OIG") Compliance Program Guidance for Pharmaceutical Manufacturers, the U.S. Federal Sentencing Guidelines, the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, the Code of Ethics of the Advanced Medical Technology Association, the U.K. Anti-Bribery guidance, and other relevant guidance from government and national or regional industry codes of behavior. We conduct ongoing compliance training programs for all employees and maintain a 24-hour ethics and compliance reporting hotline with a strict policy of non-retaliation. We further demonstrated our commitment to our compliance programs by the addition of a Chief Compliance Officer who reports directly to the Chief Executive Officer and the Compliance Committee of our Board of Directors. The Compliance function is independent of the manufacturing and commercial operations functions and is responsible for implementing our compliance programs.
As part of our compliance program, we have implemented internal cross-functional processes to review and approve product-specific promotional materials, presentations and external communications to address the risk of misbranding or mislabeling our products through our promotional efforts. In addition, we have established programs to monitor promotional speaker activities and field sales representatives, which includes a "ride along" program for field sales representatives similar to those included in recent Corporate Integrity Agreements from the OIG in order to obtain first-hand observations of how approved promotional and other materials are used, as well as monitoring of sales representative expenses. We have also implemented a comprehensive controlled substances compliance program, including anti-diversion efforts that go beyond the DEA's SOM requirements and we regularly assist federal, state and local law enforcement and prosecutors in the U.S. by providing information and testimony on our products and placebos for use by the DEA and other law enforcement agencies in investigations and at trial. As part of this program, we also work with some of our customers to help develop and implement what we believe are best practices for SOM and other anti-diversion activities.

We believe our compliance program design also addresses our FDA, healthcare anti-kickback, anti-fraud, and anti-bribery-related risks. We believe we have complied with reporting obligations of the U.S. Federal Physician Payment Sunshine Act and relevant state disclosure laws and have implemented a program across the Company to track and report data per Centers for Medicare and Medicaid Services ("CMS") guidance and state disclosure requirements.

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

Environmental
Our operations, like those of other pharmaceutical companies, involve the use of substances regulated under environmental laws, primarily in manufacturing processes and, as such, we are subject to numerous federal, state, local and non-U.S. environmental protection and health and safety laws and regulations. We cannot provide assurance that we have been or will be in full compliance with environmental, health and safety laws and regulations at all times. Certain environmental laws assess strict (i.e., can be imposed regardless of fault) and joint and several liability on current or previous owners of real property and current or previous owners or operators of facilities for the costs of investigation, removal or remediation of hazardous substances or materials at such properties or at properties at which parties have disposed of hazardous substances. We have, from time to time, received notification from the EPA and from state environmental agencies in the U.S. that conditions at a number of sites where the disposal of hazardous substances requires investigation, cleanup and other possible remedial actions. These agencies may require that we reimburse the government for costs incurred at these sites or otherwise pay for the cost of investigation and cleanup of these sites including compensation for damage to natural resources. We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations, as further described in Item 3. Legal Proceedings and Note 19 to Notes to Consolidated and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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

Raw Materials
We contract with various third-party manufacturers and suppliers, most notably related to our Specialty Brands products, to provide us with raw materials used in our products, finished goods and certain services. If, for any reason, we are unable to obtain sufficient quantities of any of the raw materials, finished goods, services or components required for our products, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
The active ingredients in the majority of our current Specialty Generics products and products in development, including oxycodone, oxymorphone, morphine, fentanyl and hydrocodone, are listed by the DEA as Schedule II or III substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation and the DEA limits both the availability of these active ingredients and the production of these products. As discussed in "Regulatory Matters" within this Item 1. Business, we must annually apply to the DEA for procurement and production quotas in order to obtain and produce these substances. The DEA has complete discretion to adjust these quotas from time to time during the calendar year and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or to conduct bioequivalence studies and clinical trials. Any delay or refusal by the DEA in granting, in whole or in part, our quota requests for controlled substances could delay or result in the stoppage of the manufacture of our pharmaceutical products, our clinical trials or product launches and could require us to allocate product among our customers.
Our radiopharmaceutical product offering includes "hot" radioisotopes including Mo-99, a critical ingredient of our Ultra-Technekow DTE Tc-99m generators. Mo-99 is produced in nuclear research reactors utilizing HEU or LEU targets. These targets, either tubular or flat and of varying sizes, are fabricated from HEU or LEU and, in either case, are aluminum. The targets are placed in or near the core of the nuclear reactor where fission reactions occur resulting in the production of Mo-99 and other isotopes. This process, which takes approximately six days, is known as target irradiation. There are currently eight reactors around the world producing the global supply of Mo-99. We have agreements to obtain Mo-99 from three of these reactors and we rely predominantly on two of these reactors for our Mo-99 supply. These reactors are subject to scheduled and unscheduled shutdowns which can have a significant impact on the amount of Mo-99 available for processing. Mo-99 produced at these reactors is then finished at one of five processing sites located throughout the world, including our processing facility located in the Netherlands. At the processing facility, the targets are dissolved and chemically separated. In this process, the Mo-99 is isolated as a radiochemical. We transport finished Mo-99 from our processing facility in the Netherlands to our facility in Maryland Heights, Missouri, where it, together with Mo-99 received from other third-party processors, is loaded into our Tc-99m generators. Mo-99 has a 66 hour half-life and degrades into, among other things, Tc-99m, which has a half-life of only six hours. The radiopharmacies or hospitals prepare dosages from the Tc-99m generators for use in SPECT imaging medical procedures.
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

In September 2015, the HFR experienced an unscheduled shutdown. We expect this disruption will have minimal impact to patients as we intend to obtain target irradiations from other reactors to meet patient needs. Similar to prior periods, the shutdown is expected to result in higher costs as we obtain irradiations from alternative sources. We expect this disruption will negatively impact operating income by approximately $10.0 million to $15.0 million during the first quarter of fiscal 2016, but somewhat less impact is expected in future quarters as the reactor is expected to return to full production in the first half of fiscal 2016. Our Mo-99 processing facility continues to operate as scheduled.

Sales, Marketing and Customers
Sales and Marketing
We market our branded, generic and nuclear products to physicians (including rheumatologists, neurologists, nephrologists, pulmonologists, neonatologists and surgeons), pharmacists, pharmacy buyers, hospital procurement departments, ambulatory surgical centers, specialty pharmacies, radiologists and radiology technicians. We distribute these products through independent channels, including wholesale drug distributors, specialty pharmaceutical distributors, retail pharmacy chains, hospital networks, ambulatory surgical centers and governmental agencies. In addition, we contract with GPOs and managed care organizations to improve access to our products. We sell and distribute API directly or through distributors to other pharmaceutical companies. In the U.S., we market and distribute our nuclear imaging products to radiopharmacies which, in turn, supply hospitals and standalone imaging centers with patient-customized doses. Outside the U.S., we market and distribute our nuclear imaging products to hospitals.
For further information on our sales and marketing strategies, refer to "Our Businesses and Product Strategies" included within this Item 1. Business.

Customers
Net sales to distributors that accounted for more than 10% of our total net sales in fiscal 2015, 2014 and 2013 were as follows:

	Fiscal Year
	2015	2014	2013
CuraScript	31%	6%	—%
McKesson Corporation	18%	21%	19%
Cardinal Health, Inc.	14%	22%	24%
AmerisourceBergen Corporation	9%	14%	11%

No other customer accounted for 10% or more of our net sales in the past three fiscal years.

Manufacturing and Distribution
We presently have thirteen manufacturing sites, including nine located in the U.S., as well as sites in Canada, Ireland and the Netherlands, which handle production, assembly, quality assurance testing, packaging and sterilization of our products. Four of these manufacturing sites relate to our CMDS business and are to be sold in our transaction with Guerbet, which is expected to be completed during the first quarter of fiscal year 2016. We estimate that our manufacturing production by region in fiscal 2015 (as measured by cost of production) was as follows:

U.S.	72%
Europe	16%
Canada	12%
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
We utilize contract manufacturing organizations ("CMOs") to manufacture certain of our finished goods that are available for resale. We most frequently utilize CMOs in the manufacture of our Brands products, including Acthar (for finish and filling of the product), Ofirmev and Therakos immunotherapy products.

Backlog
At September 25, 2015, the backlog of firm orders was less than 1% of net sales. We anticipate that substantially all of the backlog as of September 25, 2015 will be shipped during fiscal 2016.

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

Employees
At September 25, 2015, we had approximately 5,700 employees, approximately 4,400 of which are based in the U.S. Certain of these employees are represented by unions or work councils. We believe that we generally have a good relationship with our employees, and with the unions and work councils that represent certain employees.

Executive Officers
Set forth below are the names, ages as of November 1, 2015, and current positions of our executive officers.

Name	Age	Title
Mark Trudeau	54	President, Chief Executive Officer and Director
Matthew Harbaugh	45	Senior Vice President and Chief Financial Officer
Terrance Carlson	62	Senior Vice President and General Counsel - Interim
Meredith Fischer	62	Senior Vice President, Communications and Public Affairs
Raymond Furey	47	Senior Vice President and Chief Compliance Officer
Hugh O'Neill	52	Senior Vice President and President, Autoimmune and Rare Diseases
Gary Phillips	49	Senior Vice President and Chief Strategy Officer
Steven Romano	56	Senior Vice President and Chief Scientific Officer
Frank Scholz	46	Senior Vice President of Global Operations
Ian Watkins	53	Senior Vice President and Chief Human Resources Officer

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
Terrance Carlson is our Senior Vice President and General Counsel - Interim. Mr. Carlson joined Mallinckrodt in June 2015. Since June 2012, Mr. Carlson has been an independent legal advisor focused on the healthcare and medical device space. From 2010 to 2012, Mr. Carlson served as Vice President and General Counsel at Synthes, Inc., a medical device manufacturer. Prior to joining Synthes, he served as Senior Vice President, General Counsel and Secretary of Medtronic, Inc., a medical device manufacturer. Mr. Carlson previously served in senior legal roles at PerkinElmer, Inc. and AlliedSignal Inc., and as a partner in the law firm of Gibson, Dunn & Crutcher.
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
Raymond Furey is our Senior Vice President and Chief Compliance Officer, a role he assumed in August 2014. Previously, Mr. Furey served Questcor Pharmaceuticals, Inc. as Chief Compliance Officer since October 2011 and as its Senior Vice President since May 23, 2013. Mr. Furey has over 25 years of experience in the pharmaceutical industry. Prior to joining Questcor, Mr. Furey served as the Corporate Compliance Officer for OSI Pharmaceuticals and prior to OSI, he served 17 years in various capacities for Genentech, including healthcare compliance, commercial operations, finance, regulatory compliance and manufacturing.
Hugh O'Neill is our Senior Vice President and President, Autoimmune and Rare Diseases. From September 2013 to April 2015, he served as Senior Vice President and President, U.S. Specialty Pharmaceuticals. Prior to joining Mallinckrodt in September 2013, Mr. O’Neill worked at Sanofi-Aventis for ten years where he held various commercial leadership positions including Vice President of Commercial Excellence from June 2012 to July 2013, General Manager, President of Sanofi-Aventis Canada from June 2009 to May 2012, and Vice President Market Access and Business Development from 2006 to 2009. Mr. O’Neill joined Sanofi in 2003 as its Vice President, United States Managed Markets. Mr. O’Neill previously served in a variety of positions of increasing responsibility for Sandoz Pharmaceuticals, Forest Laboratories, Novartis Pharmaceuticals and Pfizer.
Gary Phillips, M.D. is our Senior Vice President and Chief Strategy Officer (a role he also held from October 2013 to August 2014). He served as Senior Vice President and President of our Autoimmune and Rare Disease business from August 2014 to January 2015. Before joining Mallinckrodt, Dr. Phillips served as head of Global Health and Healthcare Industries for the World Economic Forum in Geneva, Switzerland from January 2012 to September 2013. Previously, Dr. Phillips served as President of Reckitt Benckiser Pharmaceuticals North America from 2011 to 2012, as Head, Portfolio Strategy, Business Intelligence and Innovation at Merck Serono from 2008 to 2011, and as President of US Pharmaceuticals and Surgical and Bausch & Lomb from 2002 to 2008. Dr. Phillips has also held positions of leadership at Novartis Pharmaceuticals, Wyeth-Ayerst and Gensia Pharmaceuticals. Dr. Phillips serves as a director of Aldeyra Therapeutics, Inc. and Inotek Pharmaceuticals Corp.
Steven Romano is our Senior Vice President and Chief Scientific Officer. Dr. Romano joined Mallinckrodt in May 2015 and has executive responsibility for research and development (R&D), medical affairs and regulatory affairs functions. Dr. Romano is a board-certified psychiatrist with more than 20 years of experience in the pharmaceutical industry. Previously, Dr. Romano spent 16 years at Pfizer, Inc. where he held a series of senior medical and R&D roles of increasing responsibility, culminating in his most recent position as Senior Vice President, Head, Global Medicines Development, Global Innovative Pharmaceuticals Business. Prior to joining Pfizer, he spent four years at Eli Lilly & Co. After receiving his A.B. in Biology from Washington University in St. Louis and his medical degree from the University of Missouri-Columbia, Dr. Romano completed his residency and fellowship at New York Hospital-Cornell Medical Center, continuing on the faculty of the medical school for six additional years.
Frank Scholz is our Senior Vice President of Global Operations. He joined Mallinckrodt in March 2014. His responsibilities include global manufacturing operations, quality, procurement and supply chain, in addition to leading the global operations transformation. Prior to joining Mallinckrodt, Dr. Scholz was a partner with McKinsey & Co, a global management consulting firm first in its Hamburg, Germany office and then in its Chicago, Illinois office. Dr. Scholz was a leader in McKinsey’s global pharmaceutical and operations practices. He joined McKinsey in 1997. Prior to joining McKinsey, Dr. Scholz was a research assistant at the Institute for Management and Accounting at the University of Hanover, Germany.
Ian Watkins is our Senior Vice President and Chief Human Resources Officer. Mr. Watkins joined Covidien’s Pharmaceuticals business in September 2012 as the Chief Human Resources Officer. Mr. Watkins served as Vice President, Global Human Resources at Synthes, Inc. from June 2007 to September 2012, which was acquired by Johnson & Johnson. Mr. Watkins served as Senior Vice President, Human Resources from 2003 to 2006 for Andrx Corporation, which is now part of Allergan, Inc. (formerly Actavis, Inc. and Watson Pharmaceuticals, Inc.)

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
We use our website at www.mallinckrodt.com as a channel of distribution of important company information, such as press releases, investor presentations and other financial information. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investor Relations page of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Relations page of our website.

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
The development, manufacture, marketing, sale, promotion, and distribution of our products are subject to comprehensive government regulation that governs and influences the development, testing, manufacturing, processing, packaging, holding, record keeping, safety, efficacy, approval, advertising, promotion, sale, distribution and import/export of our products. Under these laws and regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and similar authorities within and outside the U.S., which conduct periodic inspections to confirm that we are in compliance with all applicable requirements. If we are found to have violated one or more applicable laws or regulations, we could be subject to a variety of fines, penalties, and related administrative sanctions, and our competitive position, business, financial condition, results of operations and cash flows could be materially adversely affected. We are also required to report adverse events associated with our products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns associated with our products, including Acthar, could result in reduced sales of the affected products, product liability claims, labeling changes, recalls, market withdrawals or other regulatory actions, including withdrawal of product approvals, any of which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
In addition, changes in laws, regulations and regulatory actions could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

Any acquisitions of technologies, products and businesses, including our recently completed acquisition of Therakos, may be difficult to integrate in the expected time frame and may adversely affect our business, financial condition and the results of operations.
We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions in the expected time frame, we may not obtain the advantages and synergies that such acquisitions were intended to create, which may have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Moreover, the due diligence that we conduct in conjunction with an acquisition may not sufficiently discover risks and contingent liabilities associated with the acquisition target and, consequently, we may consummate an acquisition for which the risks and contingent liabilities are greater than were projected. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, and our customers, licensors, suppliers and employees and may face difficulties in managing the expanded operations of a significantly larger and more complex company. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between our products or customers and the companies which we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. Additionally, the time between our expenditures to acquire new products, technologies or businesses and the subsequent generation of revenues from those acquired products, technologies or businesses (or the timing of revenue recognition related to licensing agreements and/or strategic collaborations) could cause fluctuations in our financial performance from period to period. Finally, if we are unable to successfully integrate products, technologies, businesses or personnel that we acquire, we could incur significant impairment charges or other adverse financial consequences. Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

We have significant levels of goodwill and intangible assets which utilize our future projections of cash flows in impairment testing. Should we experience unfavorable variances from these projections these assets may have an increased risk of future impairment charges.
Our recent acquisitions have significantly increased goodwill and intangible assets, which were $3,649.4 million and $9,666.3 million, respectively, at September 25, 2015. At least annually, we review the carrying value of our goodwill and non-amortizing intangible assets, and for amortizing intangible assets when indicators of impairment are present. Conditions that could indicate impairment and necessitate an evaluation of goodwill and/or intangible assets include, but are not limited to, a significant adverse change in the business climate, legal or regulatory environment, or the deterioration of our market capitalization.
In performing our impairment tests, we utilize our future projections of cash flows. Projections of future cash flows are inherently subjective and reflect assumptions that may or may not ultimately be realized. Significant assumptions utilized in our projections include, but are not limited to, our evaluation of the market opportunity for our products, the current and future competitive landscape and resulting impacts to product pricing, future regulatory actions or the lack thereof, planned strategic initiatives, the ability to achieve cost synergies from acquisitions, the realization of benefits associated with our existing and anticipated patents and regulatory approvals. Given the inherent subjectivity and uncertainty in projections, we could experience significant unfavorable variances in future periods or revise our projections downward. This would result in an increased risk that that our goodwill and intangible assets may be impaired. If an impairment were recognized, this could have a material impact to our financial condition and results of operations.
We may be unable to successfully develop or commercialize new products or expand commercial opportunities for existing products or adapt to a changing technology and diagnostic treatment landscape and, as a result, our results of operations may suffer.
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
With respect to generic products for which we are the first developer to have its application accepted for filing by the FDA, and which filing includes a certification that the applicable patent(s) are invalid, unenforceable and/or not infringed (known as a "Paragraph IV certification"), our ability to obtain and realize the full benefits of 180-days of market exclusivity is dependent upon a number of factors, including, for example, being the first to file, the status of any litigation that might be brought against us as a result of our filing or our not meeting regulatory, manufacturing or quality requirements or standards. If any of our products are not timely approved, or if we are unable to obtain and realize the full benefits of market exclusivity period for our products, or if our products cannot be successfully manufactured or timely commercialized, our results of operations could be materially adversely affected. In addition, we cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products. Finally, once developed and approved, new products may fail to achieve commercial acceptance due to the price of the product, third-party reimbursement of the product and the effectiveness of sales and marketing efforts to support the product.

We may be unable to protect our intellectual property rights, intellectual property rights may be limited or we may be subject to claims that we infringe on the intellectual property rights of others.
We rely on a combination of patents, trademarks, trade secrets, proprietary know-how, market exclusivity gained from the regulatory approval process and other intellectual property to support our business strategy, most notably in relation to Acthar, Ofirmev, Inomax and Therakos immunotherapy products. However, our efforts to protect our intellectual property rights may not be sufficient. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which could adversely affect our business, financial condition and results of operations.
The composition patent for Acthar has expired and we have no patent-based market exclusivity with respect to any indication or condition we might target. We rely on trade secrets and proprietary know-how to protect the commercial viability and value of Acthar. We currently obtain such protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for proprietary technology in the event of unauthorized use or disclosure of confidential and proprietary information. The parties may not comply with or may breach these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, competitors.
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
Certain patents related to the use of therapeutic nitric oxide for treating or preventing bronchoconstriction or reversible pulmonary vasoconstriction expired in 2013. Prior to their expiration, Ikaria, Inc. ("Ikaria") depended, in part, upon these patents to provide it with exclusive marketing rights for its product for some period of time. Ikaria has obtained new patents, which expire at various dates through 2031, on methods of identifying patients at risk of serious adverse events when nitric oxide is administered to patients with particular heart conditions which the FDA has approved for inclusion on the Inomax warning label, and that may have the effect of inhibiting development of competitive generic products.
Extracorporeal photopheresis is autologous immune cell therapy for skin manifestations of CTCL. In the ECP process, blood is drawn from the patient, the leukocytes are separated, and the plasma and red blood cells are immediately returned to the patient. The separated leukocytes are treated with UVADEX followed by UVA radiation in the photopheresis instrument. Patents related to the methoxsalen composition have expired. UVADEX is sold as a sterile solution of 20 mcg/mL in 10 mL amber glass vials and is approved to be used in combination with the Therakos ECP Systems to extracorporeally treat leukocytes. Therakos manufactures two systems, the CELLEX® Photopheresis System ("CELLEX"), which is the only FDA-approved closed ECP system, and the

UVAR XTS® Photopheresis System ("UVAR XTS"). In addition, disposable, sterile kits are supplied to be used with each of the systems. The kits are single use and discarded after a treatment. Certain key patents related to the UVAR XTS system, disposable kit and overall photopheresis method expire in 2020. Key patents related to the CELLEX system, disposable kit and overall photopheresis method expire in 2023. We continue to pursue additional patentable enhancements to the Therakos ECP system. A patent application was filed in 2015 relating to improvements to the CELLEX system, disposable kit and overall photopheresis method, that if approved may offer patent protection through approximately 2035.
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
We operate in an industry characterized by extensive patent litigation, and we may from time to time be a party to such litigation. Such litigation and related matters are described in Note 19 of the Notes to Consolidated and Combined financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
The DEA is the U.S. federal agency responsible for domestic enforcement of the CSA. The CSA classifies drugs and other substances based on identified potential for abuse. Schedule I controlled substances, such as heroin and LSD, have a high abuse potential and have no currently accepted medical use; thus, they cannot be lawfully marketed or sold. Schedule II controlled substances include molecules such as oxycodone, oxymorphone, morphine, fentanyl, and hydrocodone. The manufacture, storage, distribution and sale of these controlled substances are permitted, but highly regulated. The DEA regulates the availability of API, products under development and marketed drug products that are Schedule II by setting annual quotas. Every year, we must apply to the DEA for manufacturing quota to manufacture API and procurement quota to manufacture finished dosage products. Given that the DEA has discretion to grant or deny our manufacturing and procurement quota requests, the quota the DEA grants may be insufficient to meet our commercial and R&D needs. To date in calendar 2015, manufacturing and procurement quotas granted by the DEA have been sufficient to meet our sales and inventory requirements on most products. However, during calendar 2012, the initial hydrocodone manufacturing and procurement quota grants we received from the DEA were below the amounts requested and were insufficient to meet customer demand. While we were granted additional quota, these shortfalls did result in lost sales of hydrocodone products, the amount of which was not significant. Future delay or refusal by the DEA to grant, in whole or in part, our quota requests could delay or result in stopping the manufacture of our marketed drug products, new product launches or the conduct of bioequivalence studies and clinical trials. Such delay or refusal also could require us to allocate marketed drug products among our customers. These factors, along with any delay or refusal by the DEA to provide customers who purchase API from us with sufficient quota, could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our customer concentration may materially adversely affect our financial condition and results of operations.
We sell a significant amount of our products to a limited number of independent wholesale drug distributors, large pharmacy chains and specialty pharmaceutical distributors. In turn, these wholesale drug distributors, large pharmacy chains and specialty pharmaceutical distributors supply products to pharmacies, hospitals, governmental agencies and physicians. Sales to four of our distributors that supply our products to many end user customers, AmerisourceBergen, Cardinal Health, Inc., CuraScript Inc. and McKesson Corporation, each accounted for 10% or more of our total net sales in at least one of the past three fiscal years. If we were to lose the business of these distributors, if these distributors failed to fulfill their obligations, or if these distributors were to experience difficulty in paying us on a timely basis, this could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our product concentration may materially adversely affect our financial condition and results of operations.
We sell a wide variety of products including branded pharmaceuticals, branded biopharmaceuticals and specialty generic pharmaceuticals, API and nuclear imaging agents. However, our fiscal 2015 and 2014 acquisitions brought a small number of relatively significant products, most notably Acthar and to a lesser extent, Ofirmev and Inomax, that represent a significant percentage of our net sales. Our ability to maintain and increase net sales from these products depends on several factors, including:

•	our ability to increase market demand for products through our own marketing and support of our sales force;

•	our ability to implement and maintain pricing and continue to maintain or increase market volume demand for these products;

•	our ability to maintain confidentiality of the proprietary know-how and trade secrets relating to Acthar;

•	our ability to maintain and defend the patent protection and regulatory exclusivity of Ofirmev and Inomax;

•
our ability to continue to procure raw materials or finished goods, as applicable, of Acthar, Ofirmev, Inomax and Therakos immunotherapy from internal and third-party manufacturers in sufficient quantities and at acceptable quality and pricing levels in order to meet commercial demand;

•	our ability to maintain fees and discounts payable to the wholesalers and distributors and group purchasing organizations, at commercially reasonable levels;

•	whether the FTC, DOJ or third parties seek to challenge and are successful in challenging patents or patent-related settlement agreements or our sales and marketing practices;

•	warnings or limitations that may be required to be added to FDA-approved labeling;

•
the occurrence of adverse side effects related to or emergence of new information related to the therapeutic efficacy of these products, and any resulting product liability claims or product recalls; and

•	our ability to achieve hospital formulary acceptance, and maintain reimbursement levels by third-party payers.
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

Cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations could materially adversely affect our net sales and results of operations.
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

Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days prior notice. Accordingly, our net sales and results of operations may be negatively affected by the loss of a contract with a GPO or IDN. In addition, although we have contracts with many major GPOs and IDNs, the members of such groups may choose to purchase from our competitors, which could result in a decline in our net sales and results of operations. Distributors of our products are also forming strategic alliances and negotiating terms of sale more aggressively in an effort to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share to our competitors and could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Outside the U.S., we have experienced pricing pressure due to the concentration of purchasing power in centralized governmental healthcare authorities and increased efforts by such authorities to lower healthcare costs. We frequently are required to engage in competitive bidding for the sale of our products to governmental purchasing agents. Our failure to offer acceptable prices to these customers could materially adversely affect our business, financial condition, results of operations and cash flows.

Sales of our products are affected by the reimbursement practices of public and private insurers. In addition, reimbursement criteria or policies and the use of tender systems outside the U.S. could reduce prices for our products or reduce our market opportunities.
Sales of our products, depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities, private health coverage insurers and other third-party payers. The ability of patients to obtain appropriate reimbursement for products and services from these third-party payers affects the selection of products they purchase and the prices they are willing to pay. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that third-party payers may pay to reimburse the cost of drugs, for example with respect to Acthar. We believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the usage and reimbursement of Acthar.
Reimbursement of highly-specialized products, such as Acthar, is typically reviewed and approved or denied on a patient-by-patient, case-by-case basis, after careful review of details regarding a patient’s health and treatment history that is provided to the insurance carriers through a prior authorization submission, and appeal submission, if applicable. During this case-by-case review, the reviewer may refer to coverage guidelines issued by that carrier. These coverage guidelines are subject to on-going review by insurance carriers. Because of the large number of carriers, there are a large number of guideline updates issued each year.
In addition, demand for new products may be limited unless we obtain reimbursement approval from governmental and private third-party payers prior to introduction. Reimbursement criteria, which vary by country, are becoming increasingly stringent and require management expertise and significant attention to obtain and maintain qualification for reimbursement.
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
Our net sales of Acthar, which has and is expected to comprise a significant portion of our overall product portfolio, could be negatively impacted by the level of clinical data available on the product. Acthar was originally approved by the FDA in 1952, prior to the enactment of the 1962 Kefauver Harris Amendment, or the “Drug Efficacy Amendment,” to the Food, Drug, and Cosmetic Act. This Amendment introduced the requirement that drug manufacturers provide proof of the effectiveness (in addition to the previously required proof of safety) of their drugs in order to obtain FDA approval. As such, the FDA’s original approval in 1952 was based on safety data as clinical trials evaluating efficacy were not then required. In the 1970s, the FDA reviewed the safety and efficacy of Acthar during its approval of Acthar for the treatment of acute exacerbations in multiple sclerosis and evaluated all other previous indications on the label through the Drug Efficacy Study Implementation (“DESI”) process. In this process, the medical and scientific merits of the label and each indication on the label were evaluated based on publications, information from sponsors, and the judgment of the FDA. The label obtained after the DESI review and the addition of the multiple sclerosis indication is the Acthar label that was used until the most recent changes in 2010.

In 2010, in connection with its review of a supplemental NDA for use of Acthar in treatment of infantile spasms, the FDA again reviewed evidence of safety and efficacy of Acthar, and added the IS indication to the label of approved indications while maintaining approval of Acthar for treatment of acute exacerbations in multiple sclerosis and 17 other indications. In conjunction with its decision to retain these 19 indications on a modernized Acthar label, the FDA eliminated approximately 30 other indications from the label. The FDA review included a medical and scientific review of Acthar and each indication and an evaluation of available clinical and non-clinical literature as of the date of the review. The FDA did not require additional clinical trials for Acthar.
Accordingly, evidence of efficacy is based on physician's clinical experience with Acthar and does not include clinical trials except for the multiple sclerosis and infantile spasms indications. Despite recent increases in Acthar prescriptions for several of its on-label indications, this limited clinical data of efficacy could impact future sales of Acthar. We have initiated Phase 4 clinical trials to supplement the non-clinical evidence supporting the use of Acthar in the treatment of the on-label indications of idiopathic membranous nephropathy and systemic lupus erythematosus. The completion of such ongoing or future clinical trials to provide further evidence on the efficacy of Acthar in the treatment of its approved indications could take several years to complete and will require the expenditure of significant time and financial and management resources. Such clinical trials may not result in data that supports the use of Acthar to treat any of its approved indications. In addition, a clinical trial to evaluate the use of Acthar to treat indications not on the current Acthar label may not provide a basis to pursue adding such indications to the current Acthar label.

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
Any governmental agencies that have commenced, or may commence, an investigation of Mallinckrodt relating to the sales, marketing, pricing, quality or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal healthcare programs including Medicare and Medicaid. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. For example, from time to time, state attorneys general have brought cases against us that allege generally that we and numerous other pharmaceuticals companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid, resulting in overpayment by state Medicaid programs for those drugs, and generally seek monetary damages and attorneys' fees. For example, we are named as a defendant in State of Utah v. Actavis US, Inc., et al., filed May 8, 2008, which is pending in the Third Judicial Circuit of Salt Lake County, Utah. While we intend to contest this case and explore other options as appropriate, any such penalties or sanctions that we might become subject to in this or other actions could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

We may not achieve the anticipated benefits of price increases enacted on our pharmaceutical products, which may adversely affect our business.
From time to time, we may initiate price increases on certain of our pharmaceutical products. There is no guarantee that our customers will be receptive to these price increases and continue to purchase the products at historical quantities. If customers do not maintain or increase existing sales volumes after price increases are enacted, and we are unable to replace lost sales with orders from other customers, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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
The manufacture of our products is highly exacting and complex, due in part to strict regulatory and manufacturing requirements. Problems may arise during manufacturing for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. If a batch of finished product fails to meet quality standards during a production run, then that entire batch of product may have to be discarded. These problems could lead to backorders, increased costs (including contractual damages for failure to meet supply requirements), lost revenue, damage to customer relationships, time and expense spent investigating, correcting and preventing the root causes and, depending on the root causes, similar losses with respect to other products. If manufacturing problems are not discovered before the product is released to the market, we also could incur product recall and product liability costs. If we incur a product recall or product liability costs involving one of our products, such product could receive reduced market acceptance and thus reduced product demand and could harm our reputation and our ability to market our products in the future. Significant manufacturing problems could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

We face significant competition and may not be able to compete effectively.
The industries in which we operate are highly competitive. Competition takes many forms, such as price reductions on products that are comparable to our own, development, acquisition or in-licensing of new products that may be more cost-effective than or have performance superior to our products, and the introduction of generic versions when our proprietary products lose their patent protection or market exclusivity. This competition may limit the effectiveness of any price increases we initiate. Following any price increase by us, competitors may elect to maintain a lower price point that may result in a decline in our sales volume. We are currently experiencing and expect continued increased competition in our Specialty Generics segment, such that we believe fiscal 2016 net sales in this segment will decrease approximately 15% to 20% compared with fiscal 2015 results. For further discussion on the competitive nature of our business, as well as the intellectual property rights and market exclusivity that play a key role in our business, refer to Item 1. Business included within this Annual Report on Form 10-K. Our failure to compete effectively could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

We may incur product liability losses and other litigation liability.
We are or may be involved in various legal proceedings and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, promotional practices and compliance with laws relating to the manufacturing and sale of controlled substances, such as those relating to the operation of a suspicious order monitoring program. Such proceedings, inquiries and investigations may involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties, changes in business practices and exclusion from participation in various government healthcare-related programs. If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
With respect to product liability and clinical trial risks, in the ordinary course of business we are subject to liability claims and lawsuits, including potential class actions, alleging that our marketed products or products in development have caused, or could cause, serious adverse events or other injury. Any such claim brought against us, with or without merit, could be costly to defend and could result in an increase in our insurance premiums. We retain liability for $12.5 million per claim of the first $25 million of a loss in our primary liability policies and purchase an additional $150 million using a combination of umbrella/excess liability policies. We believe this coverage level is adequate to address our current risk exposure. However, some claims brought against us might not be covered by our insurance policies. Moreover, where the claim is covered by our insurance, if our insurance coverage is inadequate, we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all since insurance varies in cost and can be difficult to obtain. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

We are involved in an ongoing government investigation by the United States Department of Justice involving Questcor’s promotional practices and related matters, the results of which may have a material adverse effect on our sales, financial condition, results of operations and cash flows.
In September 2012, Questcor received a subpoena from the United States Attorney’s Office ("USAO") for the Eastern District of Pennsylvania, requesting documents pertaining to an investigation of its promotional practices. Additionally, the USAO for the Southern District of New York and the SEC are also participating in the investigation to review Questcor’s promotional practices and related matters. We are cooperating with the USAO and the SEC with regard to this investigation.
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
In the ordinary course of our business planning process, we take into account our known environmental matters as we plan for our future capital requirements and operating expenditures. The ultimate cost of site cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods
We concluded that, as of September 25, 2015, it was probable that we would incur remedial costs in the range of $39.8 million to $113.1 million. We also concluded that, as of September 25, 2015, the best estimate within this range was $76.5 million. For further information on our environmental obligations, refer to Item 3. Legal Proceedings and Note 19 of Notes to Consolidated

and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Based upon information known to date, we believe our current capital and operating plans are adequate to address costs associated with the investigation, cleanup and potential remedial action for our known environmental matters.
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
In fiscal 2013 and fiscal 2014, the HFR in the Netherlands, one of two primary reactors we utilize, experienced unscheduled shutdowns and in fiscal 2014 our own Mo-99 processing facility in the Netherlands experienced a shutdown. We were able to receive increased target irradiations from other reactors and purchased additional Mo-99 from other sources to continue meeting customer orders; however, the additional Mo-99 we procured from alternative sources came at a higher than normal cost. In addition, in September 2015 the HFR experienced another unscheduled shutdown which is expected to result in higher costs through the duration of the shutdown as we obtain irradiations from alternative sources. We expect this disruption will negatively impact operating income by approximately $10.0 million to $15.0 million during the first quarter of fiscal 2016, but somewhat less impact is expected in future quarters as the reactor is expected to return to full production in the first half of fiscal 2016.
Future unplanned shutdowns of nuclear reactors that we use to irradiate targets and processing facilities could impact the amount of available Mo-99, which could result in global shortages, continued increased raw material costs and decreased sales. While we are pursuing additional sources of Mo-99 from potential producers around the world to augment our current supply, it is not certain whether these possible additional sources of Mo-99 will produce commercial quantities of Mo-99 for our business, or that these suppliers, together with our current suppliers, will be able to deliver a sufficient quantity of Mo-99 to meet our needs. Mo-99 prices may also be impacted by higher operating costs of nuclear reactors and the elimination of governmental subsidies of nuclear reactors. Ongoing increased raw material and manufacturing costs may limit the profitability of the Nuclear Imaging segment.

Inomax and ECP are each marketed by us in the U.S. for only one indication. We will not be permitted to market these products in the U.S. for any other indication unless we receive FDA approval for any such indication. If we do not receive approval to market these products for additional uses, our ability to grow revenues may be materially adversely affected.
Inomax is approved for sale in the U.S. only for the treatment of HRF associated with pulmonary hypertension in term and near-term infants, and ECP is approved for sale in the U.S. only for the palliative treatment of the skin manifestations of CTCL in persons who have not been responsive to other forms of treatment. In order to market these products in the U.S. for any other indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials, and obtain regulatory approval for such proposed indications. Obtaining regulatory approval is uncertain, time consuming and expensive. Even well-conducted studies of effective drugs will sometimes appear to be negative in either safety or efficacy results. The regulatory review and approval process to obtain marketing approval for a new indication can take many years, often requires multiple clinical trials and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a new indication for a product candidate. If we do not receive approval to market these products in the U.S. for additional indications, we will not be permitted to market them for any other indication and our ability to grow revenues may be materially adversely affected.

A significant portion of our revenues from Inomax and ECP is derived from unapproved uses. We have no control over physicians’ use of these products for unapproved uses, we are not permitted to promote or market these products for unapproved uses and we cannot assure you that physicians will continue to prescribe these products for unapproved uses at the same rate, or at all.
The FDA and other foreign regulatory authorities approve drugs and medical devices for the treatment of specific indications, and products may only be promoted or marketed for the indications for which they have been approved. However, the FDA does not attempt to regulate physicians’ use of approved products, and physicians are free to prescribe most approved products for purposes outside the indication for which they have been approved. This practice is sometimes referred to as “off-label” use. While physicians are free to prescribe approved products for unapproved uses, it is unlawful for drug and device manufacturers to market or promote a product for an unapproved use.The laws and regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. Promotion of a product for unapproved use is prohibited; however, certain activities that we and others in the pharmaceutical industry engage in are permitted by the FDA.
Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a "qui tam" suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If the government declines to intervene and prosecute the case, the individual may pursue the case alone.
If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses in connection with past or future activities, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions could have an adverse effect on our revenue, business, financial prospects and reputation.

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
We have substantial indebtedness, which could adversely affect our ability to fulfill our financial obligations and have a negative impact on our financing options and liquidity position. As of September 25, 2015, we had $6,606.5 million of total debt.
Our degree of debt leverage could have significant consequences, including the following:

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
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.
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
If we cannot make scheduled payments on our debt, we will be in default and, as a result, lenders under any of our indebtedness could declare essentially all outstanding principal and interest to be due and payable, the lenders under our existing credit facilities could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.

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
The agreements that govern the terms of our indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including limitations or restrictions on our ability to:

•	incur, assume or guarantee additional indebtedness;

•	declare or pay dividends, make other distributions with respect to equity interests, or purchase or otherwise acquire or retire equity interests

•	make any principal payment on, or redeem or repurchase, subordinated debt;

•	make loans, advances or other investments;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	incur liens;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	consolidate or merge with or into, or sell all or substantially all of our assets to, another person or entity.
In addition, the restrictive covenants in the credit agreement governing our senior secured credit facilities require us to comply with a financial maintenance covenant in certain circumstances. Our ability to satisfy this financial maintenance covenant can be affected by events beyond our control and we cannot assure you that we will be able to comply.
A breach of the covenants under the agreements that govern the terms of any of our indebtedness could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement that governs our senior secured credit facilities would permit the lenders under such facilities to terminate all commitments to extend further credit thereunder. Furthermore, if we are unable to repay the amounts due and payable under our senior secured credit facilities, those lenders will be able to proceed against the collateral granted to them to secure that indebtedness. If our debtholders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.
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

Certain of our indebtedness, including borrowings under our senior secured credit facilities and our receivables securitization, are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase and our net income would decrease, even though the amount borrowed under the facilities remained the same. As of September 25, 2015, we had $1,978.5 million outstanding variable-rate debt on our senior secured term loans, $500.0 million outstanding on our revolving credit facility and $153.0 million outstanding variable-rate debt on our receivables securitization. An unfavorable movement in interest rates, primarily LIBOR, could result in higher interest expense and cash payments for the Company. Although we may enter into interest rate swaps, involving the exchange of floating for fixed-rate interest payments, to reduce interest rate volatility, we cannot provide assurance that we will enter into such arrangements or that they will successfully mitigate such interest rate volatility.

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
Our tax returns are subject to examination by various tax authorities, including the IRS. The IRS is examining our U.S. federal income tax returns for periods during which certain of our subsidiaries and operations were those of Covidien. In addition, the IRS continues to examine the U.S. federal income tax returns of Tyco International Ltd. ("Tyco International") for periods during which certain of our subsidiaries and operations were those of Tyco International. Our potential liability under the Tax Matters Agreement with Covidien for any taxes related to periods prior to the Separation (after taking into account certain tax benefits realized by us), including those which are subject to the provisions of the tax sharing agreement by and among Covidien, Tyco International and TE Connectivity Ltd. ("the Tyco Tax Sharing Agreement"), is anticipated to be approximately $91.0 million, excluding associated tax benefits from such payments, or $65.4 million, net of associated tax benefits, and will be subject to an overall limitation of $200.0 million, net of associated tax benefits. Payments to date qualifying under the overall limitation of $200.0 million are $51.6 million, net of associated tax benefits. For further information on the Tax Matters Agreement, refer to our Current Report on Form 8-K filed with the SEC on July 1, 2013.
The resolution of the matters arising during periods in which certain of our subsidiaries and operations were subsidiaries and operations of Covidien will be subject to the provisions of the Tax Matters Agreement. Under this agreement, Covidien has the right to administer, control and settle, in its sole and absolute discretion, all tax audits that do not relate solely to non-U.S. taxes for periods prior to the Separation that are not covered by the Tyco Tax Sharing Agreement. The outcome of any such examination, and any associated litigation which might arise, is uncertain and could result in a significant increase in our liability for taxes arising during these periods, subject to the overall $200.0 million limitation described above. The timing and outcome of such examination or litigation is highly uncertain and could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Under the Tax Matters Agreement, Covidien agreed to provide to us information it receives related to examinations of tax matters for which we may be liable but we will not otherwise be permitted to control or participate in the settlement or defense of such examinations.
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
We believe that, under current law, we are treated as a foreign corporation for U.S. federal tax purposes. However, changes to the inversion rules in Section 7874 or the U.S. Treasury Regulations promulgated thereunder or other IRS guidance could adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to us and our shareholders and affiliates. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, and such legislation, if passed, could have an adverse effect on us. For example, in February 2015, the President of the United States proposed legislation which would amend the anti-inversion rules. Although its application is limited to transaction closing after 2015, no assurance can be given that such proposal will not be changed in the legislative process to apply to prior transactions. Additionally, in September 2014, legislation was introduced in the U.S. Senate that seeks to address the practice of earnings stripping by companies that move their domicile overseas. Furthermore, the Department of the Treasury and the IRS provided notice in September 2014 and November 2015 that the agencies intend to issue regulations to reduce the tax benefits of or preclude entirely certain inversion transactions. In the November 2015 notice, the Secretary of the Treasury communicated the intention to explore potential guidance on earnings stripping and take further action in the coming months.

Future changes to U.S. and foreign tax laws could adversely affect us.
The Group of Twenty ("the G20"), the Organization for Economic Co-operation and Development ("the OECD"), the U.S. Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates. One example, is in the area of "base erosion and profit shifting," where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In October 2015, the OECD presented the final package of measures for a comprehensive, coherent and co-ordinated reform of the international tax rules.

We may not be able to maintain a competitive worldwide effective corporate tax rate.
We cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the United Kingdom and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

The change in our tax residency could have a negative effect on our future profitability and taxes on dividends.

Under current Irish legislation, a company is regarded as resident in Ireland for tax purposes if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Under current U.K. legislation, a company is regarded as resident in the U.K. for tax purposes if it is centrally managed and controlled in the U.K. Where a company is treated as tax resident under the domestic laws of both the U.K. and Ireland then the provisions of article 4(3) of the Double Tax Convention between Ireland and the U.K. provide that such company shall be treated as resident only in the jurisdiction in which its place of effective management is situated.  Since May 2015, we have managed, and we intend to continue to manage, the affairs of Mallinckrodt plc so that it is effectively managed and controlled in the U.K. and therefore be treated as resident only in the U.K. for tax purposes, by operation of the Double Taxation Convention.  However, we cannot provide assurance that Mallinckrodt plc will continue to be resident only in the U.K. for tax purposes.  It is possible that in the future, whether as a result of a change in law or a change in the practice or conduct of the affairs of any relevant tax authority, Mallinckrodt plc could become, or be regarded as having become resident in a jurisdiction other than the U.K.  If Mallinckrodt plc were considered to be a tax resident of Ireland, it could become liable for Irish corporation tax and any dividends paid by it could be subject to Irish dividend withholding tax.

Our installment sale arrangements result in a deferral of tax obligations payable to the IRS, which are subject to variable-rate interest rate risk, which could result in higher cost associated with deferring these tax obligation.
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar intangible assets during the fiscal year ended September 25, 2015. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453 the gain is considered taxable in the period in which installment payments are received. The U.S. Internal Revenue Service ("IRS") charges interest based on the deferred tax liability outstanding as of the end of a company's fiscal year, regardless of amounts outstanding during the fiscal year. The interest payable on the deferred tax liability is subject to fluctuations in interest rates, which may increase in future periods. As of September 25, 2015, the Company had an aggregate $1,447.4 million of interest bearing U.S. deferred tax liabilities associated with outstanding installment notes.

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
As an Irish company, we are governed by the Irish Companies Act, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

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
Volatility can also occur from short sellers becoming active in our stock.  It is generally in the short seller’s interest for the price of a stock to decline.  Prior to our acquisition of Questcor, Questcor experienced high levels of short interest in its stock.  It has been alleged that short sellers may take various actions aimed at attempting to cause harm to a company’s business or reputation in an effort to cause such company’s stock to decline.  Short sellers have recently been active in our stock.

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
Our articles of association contain provisions that could have the effect of deterring coercive takeover practices, inadequate takeover bids and unsolicited offers. These provisions include, among others:

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
Our principal executive offices are located at a facility in Chesterfield, United Kingdom. Our U.S. headquarters are located in a facility in Hazelwood, Missouri, which we own. As of September 25, 2015, we owned a total of fifteen facilities in three countries. Four of our owned facilities relate to our CMDS business and are to be sold in our transaction with Guerbet, which is expected to be completed during the first quarter of fiscal year 2016. Our owned facilities consist of approximately 3.1 million square feet, and our leased facilities consist of approximately 1.6 million square feet. CMDS facilities consist of 0.5 million of the total square feet of owned facilities and 0.2 million square feet of leased facilities. We have thirteen manufacturing sites, two of which are used by our Nuclear Imaging segment, seven of which are used by our Specialty Brands and Specialty Generics segments, four of which are used by the CMDS business. We have two manufacturing sites in Canada, one manufacturing site in each of Ireland and the Netherlands and nine manufacturing sites in the U.S. We believe all of these facilities are well-maintained and suitable for the operations conducted in them.

Item 3.	Legal Proceedings.
 We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 19 of the Notes to Consolidated and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data, that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows. For further information on pending legal proceedings, refer to Note 19 of the Notes to Consolidated and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.
 Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our ordinary shares are traded on the New York Stock Exchange ("NYSE") under the ticker symbol "MNK." The following table presents the high and low closing prices of our ordinary shares for the periods indicated, as reported by the NYSE.

	FY2015		FY2014
	High	Low	High	Low
First Quarter	$99.73	$83.19	$53.47	$42.01
Second Quarter	132.51	93.89	72.81	50.70
Third Quarter	130.13	113.18	82.70	60.28
Fourth Quarter	126.51	68.45	90.00	68.12

There were approximately 3,166 shareholders of record of our ordinary shares as of November 16, 2015.

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
During the quarter ended September 25, 2015, we repurchased 839,964 of our ordinary shares related to both our $300.0 million share repurchase program, announced on January 23, 2015, and the satisfaction of tax withholding obligations in connection with the vesting of restricted stock issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs
6/27/2015 - 7/24/2015	7,584	$118.00	—	$300.0
7/25/2015 - 8/28/2015	589,678	93.48	588,361	245.0
8/29/2015 - 9/25/2015	242,702	85.74	235,231	225.0
6/27/2015 - 9/25/2015	839,964	91.46

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
The following graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (a) Mallinckrodt ordinary shares, (b) the Russell 1000 index and (c) the NYSE Pharmaceutical Index. This graph covers the period from June 17, 2013, the first day our ordinary shares began "when-issued" trading on the NYSE, through September 25, 2015.

Comparison of Cumulative Total Return*
Among Mallinckrodt plc, the Russell 1000 Index and NYSE Pharmaceutical Index
*$100.00 invested on June 17, 2013 in shares or index.

Performance Graph Data

	Mallinckrodt	Russell 1000 Index	NYSE Pharmaceutical Index
June 17, 2013	$100.00	$100.00	$100.00
September 27, 2013	96.82	104.02	100.18
September 26, 2014	200.00	121.42	124.26
September 25, 2015	152.11	118.54	122.72

The share price performance included in this graph is not necessarily indicative of future share price performance.

Information regarding securities authorized for issuance under equity compensation plans will be included in our definitive proxy statement for our annual general meeting of shareholders, which will be filed with the United States Securities and Exchange Commission within 120 days after September 25, 2015.

Item 6.	Selected Financial Data.
The following table sets forth selected financial data as of and for the fiscal years ended September 25, 2015, September 26, 2014, September 27, 2013, September 28, 2012 and September 30, 2011. This selected financial data reflects the consolidated position of Mallinckrodt plc and its consolidated subsidiaries (collectively, "Mallinckrodt") as an independent, publicly-traded company for periods on or after its legal separation from Covidien plc ("Covidien") on June 28, 2013. Selected financial data for periods prior to June 28, 2013 reflect the combined historical business and operations of Covidien's Pharmaceuticals business as it was historically managed as part of Covidien.
The consolidated statement of income data for fiscal 2015 and 2014, the consolidated and combined statement of income data for fiscal 2013, and the consolidated balance sheet data as of September 25, 2015 and September 26, 2014 were derived from our consolidated and combined financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. The September 27, 2013 and September 28, 2012 balance sheets were derived from our audited combined financial statements that are not included in this Annual Report on Form 10-K. In fiscal 2015, the Company announced that it had entered into a definitive agreement to sell its CMDS business to Guerbet. Accordingly, the combined statement of income data for fiscal 2012 and 2011 and balance sheet as of September 30, 2011 are derived from our unaudited consolidated financial statements that are not included in this annual report, as amounts have been recast to reflect the CMDS business as a discontinued operation.
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

(in millions, except per share data)	Fiscal Year (1)
	2015	2014	2013	2012	2011

Consolidated and Combined Statement of Income Data:
Net sales	$3,346.9	$2,082.0	$1,712.3	$1,533.0	$1,423.7
Gross profit	1,853.6	1,060.2	822.3	718.9	663.0
Research and development expenses (2)	185.1	163.5	157.9	138.4	134.7
Operating income (loss) (3) (4)	461.8	(75.9)	73.5	122.8	130.7
Income (loss) from continuing operations before income taxes	215.3	(153.9)	55.7	123.7	133.2
Income (loss) from continuing operations	308.2	(143.8)	8.2	58.5	71.4

Share Data (5):
Basic income (loss) from continuing operations per share	$2.64	$(2.22)	$0.14	$1.01	$1.24
Diluted income (loss) from continuing operations per share	2.61	(2.22)	0.14	1.01	1.24
Cash dividends per ordinary share	—	—	—	—	—
	September 25, 2015	September 26, 2014	September 27, 2013	September 28, 2012	September 30, 2011

Consolidated and Combined Balance Sheet Data:
Total assets	$16,404.1	$12,787.3	$3,556.6	$2,898.9	$2,832.2
Long-term debt	6,474.3	3,874.0	918.3	8.9	10.4
Shareholders' equity	5,311.2	4,958.0	1,255.6	1,891.9	1,788.7

(1)	Fiscal 2011 included 53 weeks. All other fiscal years presented include 52 weeks.

(2)	Fiscal 2014 and 2013 each include a $5.0 million charge related to milestone payments related to the acceptance of pipeline products for filing with the FDA.

(3)
Fiscal 2015, 2014, 2013, 2012, and 2011 include restructuring charges, net, of $40.4 million, $81.4 million, $23.7 million, $8.4 million and $11.5 million, respectively. Fiscal 2015 includes $86.3 million of environmental and legal charges, $80.6 million of incremental equity costs associated with the Questcor Acquisition and $53.4 million of transaction costs associated with the Ikaria Acquisition and the Therakos Acquisition. Fiscal 2014 includes $151.6 million of non-restructuring impairment charges, $49.6 million of environmental and legal charges and $65.1 million of transaction costs associated with the Cadence Acquisition and the Questcor Acquisition. Fiscal 2013 and 2012 include costs related to the build-out of our corporate infrastructure of $70.6 million and $10.7 million, respectively. Fiscal 2014, 2013, 2012 and 2011 include separation related costs of $9.6 million, $74.2 million, $25.5 million and $2.9 million, respectively.

(4)
Fiscal 2013, 2012, and 2011 include expense allocations from Covidien of $39.6 million, $49.2 million and $56.3 million, respectively, which relate to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and share-based compensation. Effective with the legal separation from Covidien on June 28, 2013, we have assumed responsibility for all of these functions and related costs.

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

Overview
We are a global specialty biopharmaceutical and nuclear imaging business that develops, manufactures, markets and distributes specialty pharmaceutical and biopharmaceutical products and nuclear imaging agents. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology and pulmonology); immunotherapy and neonatal respiratory critical care therapies; and central nervous system drugs. The Company also supports the diagnosis of disease with nuclear medicine imaging agents. The Company believes its experience in the acquisition and management of highly regulated raw materials; deep regulatory expertise; and specialized chemistry, formulation and manufacturing capabilities have created compelling competitive advantages that it anticipates will sustain future revenue growth.
During the first quarter of fiscal 2015, the Company changed its reportable segments to present the Specialty Brands and Specialty Generics businesses as reportable segments. The Company historically presented the Specialty Brands and Specialty Generics businesses within the Specialty Pharmaceuticals segment.
During the fourth quarter of fiscal 2015, the Company announced that it had entered into a definitive agreement to sell its CMDS business to Guerbet, which is expected to be completed during the first quarter of fiscal 2016. The CMDS business is deemed to be held for sale and the financial results of this business are presented as a discontinued operation. The CMDS business has been eliminated from the Global Medical Imaging segment, which was renamed Nuclear Imaging.
Prior year amounts have been recast to conform to current presentation.
The three reportable segments are further described below:

•	Specialty Brands produces and markets branded pharmaceuticals and biopharmaceuticals;

•	Specialty Generics produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Nuclear Imaging manufactures and markets radiopharmaceuticals (nuclear medicine).
For further information on our business and products, refer to Item 1. Business included within this Annual Report on Form 10-K.

Significant Events
Separation from Covidien
Mallinckrodt plc was incorporated in Ireland on January 9, 2013 for the purpose of holding the Pharmaceuticals business of Covidien. On June 28, 2013, Covidien shareholders of record received one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien held as of the record date, June 19, 2013, and the Pharmaceuticals business of Covidien was transferred to Mallinckrodt plc, thereby completing its legal separation from Covidien.
Our consolidated and combined financial statements reflect the consolidated financial position of Mallinckrodt plc and its subsidiaries as an independent publicly-traded company for periods subsequent to June 28, 2013, and as a combined reporting entity of Covidien, including operations relating to Covidien's Pharmaceuticals business, for periods prior to June 28, 2013. Our results for periods prior to June 28, 2013, including the nine months ended June 28, 2013 that are included with our fiscal 2013 results, may not be indicative of our future performance and do not necessarily reflect the results of operations, financial position and cash flows that would have been had we operated as an independent, publicly-traded company for the entirety of the periods presented, including as a result of changes in our capitalization in connection with the Separation. The combined financial statements for periods prior to June 28, 2013 include expense allocations related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and share-based compensation. The amounts allocated were $39.6 million in fiscal 2013. Management considers the bases on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented; however, the allocations may not reflect the expense we would have incurred as an independent, publicly-traded company. These allocations have not recurred following the completion of the Separation on June 28, 2013, as we have been performing these functions using our own resources or purchased services, certain of which were being provided by Covidien during a transitional period pursuant to a transition services agreement dated June 28, 2013, between us and Covidien, particularly in relation to areas outside the U.S. The terms and prices on which such services were rendered may not have been as favorable as those allocated to us by Covidien. The Company terminated the transition services agreement during the first quarter of fiscal 2015.

Acquisitions
On September 25, 2015, we acquired Therakos through the acquisition of all the outstanding common stock of TGG Medical Solutions, Inc., the parent holding company of Therakos, in a transaction valued at approximately $1.3 billion, net of cash acquired ("the Therakos Acquisition"). Consideration for the transaction consisted of approximately $1.0 billion in cash paid to TGG Medical Solutions, Inc. shareholders and the assumption of approximately $0.3 billion of Therakos third-party debt, which was repaid in conjunction with the Therakos Acquisition. The acquisition and immediate repayment of debt was funded through the issuance of $750.0 million aggregate principal amount of senior unsecured notes, a $500.0 million borrowing under our revolving credit facility and cash on hand. Therakos' primary immunotherapy products relate to the administering of extracorporeal photopheresis therapies through their UVAR XTS® and CELLEX.
In April 2015, we acquired Ikaria through the acquisition of all the outstanding common stock of Compound Holdings II, Inc., the parent holding company of Ikaria, in a transaction valued at approximately $2.3 billion, net of cash acquired ("the Ikaria Acquisition"). Consideration for the transaction consisted of approximately $1.2 billion in cash paid to Compound Holdings II, Inc. shareholders and the assumption of approximately $1.1 billion of Ikaria third-party debt, which was repaid in conjunction with the Ikaria Acquisition. The acquisition and immediate repayment of debt was funded through the issuance of $1.4 billion aggregate principal amount of senior unsecured notes, a $240.0 million borrowing under a revolving credit facility, which was subsequently repaid following the transaction, and cash on hand. Ikaria's primary product is Inomax, a vital treatment option in neonatal critical care.
In August 2014, we acquired Questcor, a biopharmaceutical company, for total consideration of approximately $5.9 billion ("the Questcor Acquisition"). The acquisition was funded through the issuance of approximately 57 million common shares, proceeds from the issuance of $900.0 million aggregate principle of senior unsecured notes, proceeds from the issuance of $700.0 million senior secured term loan facility, $150.0 million of cash from a receivable securitization program and cash on hand. Questcor's primary product, Acthar, is focused on the treatment of patients with serious, difficult-to-treat autoimmune and rare diseases. Acthar is an injectable drug that is approved by the FDA for use in 19 indications, including the areas of neurology, rheumatology, nephrology and pulmonology. As part of the acquisition, we also acquired BioVectra, Inc. ("BioVectra"), a specialty contract manufacturer that provides services to the global pharmaceuticals and biotechnology industry.
In March 2014, we acquired Cadence, a biopharmaceutical company focused on commercializing products principally for use in the hospital setting for approximately $1.3 billion ("the Cadence Acquisition"). The acquisition was primarily funded through a $1.3 billion senior secured term loan credit facility. Cadence's sole product, Ofirmev, is a proprietary intravenous formulation of acetaminophen for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever. The Cadence Acquisition added a growth product to the Specialty Brands product portfolio and provided us the opportunity to expand our reach into the hospital market, in which Cadence had an established presence.

License of Intellectual Property
We were involved in patent disputes with a counterparty relating to certain intellectual property related to extended-release oxymorphone. In December 2013, the counterparty agreed to pay us an upfront cash payment of $4.0 million and contractually obligated future payments of $8.0 million through July 2018, in exchange for the withdrawal of all claims associated with the intellectual property and a license to utilize our intellectual property. We completed the earnings process associated with the agreement and recorded an $11.7 million gain, included within gain on divestiture and license, during fiscal 2014.

Divestitures
During the fourth quarter of fiscal 2015, we announced that we entered into a definitive agreement to sell our global CMDS business to Guerbet, which is expected to be completed during the first quarter of fiscal 2016. The CMDS business is deemed to be held for sale and the financial results of this business are presented as a discontinued operation. The CMDS business has been eliminated from the Global Medical Imaging segment, which was renamed Nuclear Imaging.

Royalty and Milestone Payments
We are required to pay royalties and milestone payments for various product acquisitions and license agreements we entered into with third parties. We incurred royalty expense of $92.3 million, $56.3 million, and $49.8 million in fiscal 2015, 2014 and 2013, respectively, under our product acquisitions and license agreements, including those discussed below.
We acquired the exclusive development and commercialization rights to Ofirmev in the U.S. and Canada, as well as the rights to the patents and technology. Under this license agreement, we may be obligated to make future milestone payments of up to $25.0 million upon the achievement of certain levels of net sales, in addition to on-going royalties on the sales of the product. Through fiscal 2015, $10.0 million of milestone payments had been made.
For Exalgo, we may be obligated to make payments of up to $73.0 million based on the successful completion of specified development and regulatory milestones. Through fiscal 2015, $65.0 million of these payments had been made, with $55.0 million being capitalized as an intangible asset. We are also required to pay royalties on sales of the product. In January 2014, the Company purchased royalty rights associated with Exalgo for $7.2 million, which was capitalized as an intangible asset.
In fiscal 2009, we entered into a licensing agreement to utilize Depomed's Acuform gastric retentive drug delivery technology for the exclusive development of four products. Under this license agreement, the Company may be obligated to pay up to $64.0 million in development milestone payments. Through fiscal 2015, approximately $22.0 million of these payments had been made. During fiscal 2014, upon approval by the FDA of Xartemis XR, we made a milestone payment of $10.0 million, which was capitalized as an intangible asset.
In 2009, we entered into a licensing agreement with Nuvo which granted rights to market and distribute Pennsaid and Pennsaid 2%. We were responsible for all future development activities and expenses and were required to make milestone payments of up to $120.0 million based upon the successful completion of specified regulatory and sales milestones. We paid $15.0 million of these payments, all of which were capitalized as an intangible asset as the payment related to the fiscal 2010 FDA approval of the Pennsaid NDA. During the fourth quarter of fiscal 2014, we reached an agreement in principle with Nuvo to settle various claims associated with our license of Pennsaid. As part of the legal settlement, the Company agreed to return the license to Nuvo, which resulted in the Company recording an impairment of $11.1 million during the fourth quarter of fiscal 2014.

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
In October 2013, the HFR experienced an unscheduled shutdown. In addition, our own Mo-99 processing facility in the Netherlands also experienced a shutdown. We received increased target irradiations from other reactors, purchased additional Mo-99 from other sources and outsourced Mo-99 processing to continue meeting customer orders; however, the additional Mo-99 and processing services we procured from alternative sources came at a higher than normal cost. The HFR resumed production of medical isotopes and irradiation of materials in February 2014 and the Mo-99 processing facility resumed production in April 2014.
In September 2015, the HFR experienced another unscheduled shutdown. We expect this disruption will have minimal impact to patients as we intend to obtain target irradiations from other reactors to meet patient needs. Similar to prior periods, the shutdown is expected to result in higher costs as we obtain irradiations from alternative sources. We expect this disruption will negatively impact operating income by approximately $10.0 million to $15.0 million during the first quarter of fiscal 2016, but somewhat less impact is expected in future quarters as the reactor is expected to return to full production in the first half of fiscal 2016. Our Mo-99 processing facility continues to operate as scheduled. Ongoing increased raw material and manufacturing costs may limit the profitability of the Nuclear Imaging segment.

Lower Passaic River Environmental Reserve
In April 2014, the EPA issued its revised Focused Feasibility Study ("FFS"), with remedial alternatives to address cleanup of the lower 8-mile stretch of the Lower Passaic River Study Area ("the River"), which also included a "no action" option. The EPA estimated the cost for the alternatives to range from $365.0 million to $3.2 billion. The EPA's preferred approach would involve bank-to-bank dredging of the lower 8-mile stretch of the River and installing an engineered cap at a discounted, estimated cost of $1.7 billion. Based on the issuance of the EPA's revised FFS, we recorded a $23.1 million accrual in the second quarter of fiscal 2014 representing the estimate of our allocable share of the joint and several remediation liability resulting from this matter.
In April 2015, the Lower Passaic Cooperating Parties Group ("CPG") presented a draft of the remedial investigation and feasibility study ("RI/FS") of the River to the EPA. The CPG's RI/FS included alternatives that ranged from "no action," targeted remediation of the entire 17-mile stretch of the River to remedial actions consistent with the EPA's preferred approach for the lower 8-

mile stretch of the River and also included remediation alternatives for the upper 9-mile stretch of the River. The discounted cost estimates for the CPG remediation alternatives ranged from $483.4 million to $2.7 billion. We recorded an additional charge of $13.3 million in the second quarter of fiscal 2015 based on our estimate of our allocable share of the joint and several remediation liability resulting from this matter.
Despite the issuance of the revised FFS by the EPA and the RI/FS by the CPG, there are many uncertainties associated with the final agreed-upon remediation and our allocable share of the remediation. As of November 20, 2015, the Company withdrew from the CPG, but remains liable for its obligations under the two above-referenced AOCs, as well as potential future liabilities. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as events in the remediation process occur.

Business Factors Influencing the Results of Operations

Products
As a result of acquisitions in fiscal 2015 and 2014, we obtained the sales and marketing rights to Inomax on April 16, 2015; Acthar on August 14, 2014; and Ofirmev on March 19, 2014. The addition of these products to our Specialty Brands product portfolio provided us with three products that significantly contributed to the net sales and operating income within this segment. Net sales of these products were $1,485.5 million during the fiscal year ended September 25, 2015 compared with $247.3 million in the fiscal year ended September 26, 2014. Our cost of sales for fiscal 2015 and 2014 included $44.1 million and $25.7 million, respectively, of expense recognition associated with the fair value adjustments of acquired inventory and $515.0 million and $120.3 million, respectively, of amortization associated with intangibles recognized from these acquisitions. Additionally, we expensed $53.4 million and $65.1 million of transaction costs, respectfully, in fiscal 2015 and 2014 associated with our transactions, including the Therakos acquisition on September 25, 2015, which are reflected in SG&A in our consolidated statement of income.
In December 2012, we received approval from the FDA to manufacture Methylphenidate ER. In July 2013, a competitor received FDA approval to manufacture Methylphenidate ER and entered the marketplace. In November 2014, we were informed by the FDA that it believes that our Methylphenidate ER products may not be therapeutically equivalent to the category reference listed drug and the FDA reclassified Methylphenidate ER from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX). The FDA has indicated that it has not identified any serious safety concerns with the products. We continue to market our Methylphenidate ER products as a class BX-rated drug. The FDA's action to reclassify our Methylphenidate ER products had, and is expected to continue to have a negative impact on net sales and operating income unless the FDA reverses its decision. Net sales of Methylphenidate ER were $136.5 million, $209.6 million and $148.3 million in fiscal 2015, 2014 and 2013, respectively.
In May 2014, we launched an authorized generic version of Exalgo, and subsequently additional competitors entered the market. Net sales of Exalgo were $39.4 million, $76.1 million and $126.1 million in fiscal 2015, 2014 and 2013, respectively. Net sales across the branded and authorized generic products during fiscal 2015 were less than those of the branded products during fiscal 2014.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies. In July 2013 our board of directors approved a restructuring program in the amount of $100.0 million to $125.0 million ("the 2013 Mallinckrodt Program") that was planned to occur over a three-year period from the approval of the program, with a two-year cost recovery period. Through September 25, 2015, we incurred restructuring charges of $96.9 million under the 2013 Mallinckrodt Program, which have and are expected to continue to generate savings, substantially within our SG&A expenses. In addition to the 2013 Mallinckrodt Program, we have taken restructuring actions to generate synergies from our acquisitions.

Results of Operations
Fiscal Year Ended September 25, 2015 Compared with Fiscal Year Ended September 26, 2014

Net Sales
Net sales by geographic area are as follows (dollars in millions):

	Fiscal Year
	2015	2014	Percentage Change
U.S.	$2,973.2	$1,780.9	66.9%
Europe, Middle East and Africa	236.2	250.3	(5.6)
Other	137.5	50.8	170.7
Net sales	$3,346.9	$2,082.0	60.8

Net sales in fiscal 2015 increased $1,264.9 million, or 60.8%, to $3,346.9 million, compared with $2,082.0 million in fiscal 2014. This increase was primarily attributable to the inclusion of a full year of net sales of Acthar and Ofirmev, following their acquisition in fiscal 2014, and the April 2015 acquisition of Inomax. Specialty Generics net sales increased due to higher net sales of hydrocodone-related products and the inclusion of a full year of net sales from BioVectra, partially offset by decreased net sales of Methylphenidate ER. Net sales in the Nuclear Imaging segment decreased slightly from fiscal 2014. For further information on changes in our net sales, refer to "Business Segment Results" within this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for fiscal 2015 increased $793.4 million, or 74.8%, to $1,853.6 million, compared with $1,060.2 million in fiscal 2014. The increase in gross profit primarily resulted from increased net sales from Acthar, Ofirmev and Inomax. These increases were partially offset by a $390.2 million increase in amortization, primarily associated with Acthar, Ofirmev and Inomax intangibles, and an $18.4 million increase of expense recognition associated with fair value adjustments of inventory acquired, primarily related to Acthar and Inomax. Gross profit in the Nuclear Imaging segment increased $48.7 million from fiscal 2014, when the segment experienced unscheduled shutdowns of our Mo-99 processing facility and the HFR that supplies us with Mo-99. Overall, gross profit margin was 55.4% during fiscal 2015, compared with 50.9% during fiscal 2014.
Selling, general and administrative expenses. SG&A expenses for fiscal 2015 were $1,169.8 million, compared with $745.0 million for fiscal 2014, an increase of $424.8 million, or 57.0%. The increase primarily resulted from the addition of $377.1 million of costs associated with our fiscal 2015 and 2014 acquisitions, $73.0 million in legal charges related to Questcor shareholder litigation, DEA investigative matters and Synacthen related litigation and a $67.6 million increase in share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition. These factors, were partially offset by an $11.5 million legal settlement related to Ofirmev during fiscal 2014, $15.0 million in other legal settlements in fiscal 2014, a $9.8 million decrease in environmental charges related to the Lower Passaic River environmental reserve and an $11.7 million decrease in transaction costs. The remaining decrease in SG&A expenses was primarily attributable to benefits from restructuring actions. SG&A expenses were 35.0% of net sales for fiscal 2015 and 35.8% of net sales for fiscal 2014.
Research and development expenses. R&D expenses increased $21.6 million, or 13.2%, to $185.1 million in fiscal 2015, compared with $163.5 million in fiscal 2014. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of our net sales, R&D expenses were 5.5% and 7.9% in fiscal 2015 and 2014, respectively.
Separation costs. During fiscal 2014, we incurred separation costs of $9.6 million, primarily related to our transition services agreement with our former parent, our costs to implement information and accounting systems, and share-based compensation related to the conversion of equity awards associated with the separation from our former parent.
Restructuring and related charges, net. During fiscal 2015, we recorded $40.7 million of restructuring and related charges, net, of which $0.3 million related to accelerated depreciation and was included in cost of sales. The remaining $40.4 million primarily related to $9.8 million of accelerated share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition and employee severance and benefits within the

Specialty Brands and Specialty Generics segments. During fiscal 2014, we recorded restructuring and related charges, net of $81.9 million, of which $0.5 million related to accelerated depreciation and was included in cost of sales. The remaining $81.4 million primarily related to $35.1 million of accelerated share-based compensation associated with Questcor employees, employee severance and benefits incurred across all our segments, and a $2.3 million asset impairment.
Non-restructuring impairment charges. During fiscal 2014, we recorded $151.6 million of non-restructuring impairment charges. The charges consisted of $119.5 million associated with impairment of goodwill in the Nuclear Imaging segment, $19.2 million of property, plant & equipment, and intangible asset impairments of $12.8 million, which primarily relate to the impairment of Pennsaid intangibles upon the return of our product rights to Nuvo as part of a legal settlement.
Gain on divestiture and license. During fiscal 2015 and 2014, we recorded gains on divestiture and license of $3.5 million and $15.0 million, respectively. The $15.0 million gain recorded during fiscal 2014 primarily resulted from an $11.7 million gain from the license of extended-release oxymorphone intellectual property to a third-party. The remaining gain in both periods primarily related to the sale of the rights to market TussiCaps™ extended-release capsules in fiscal 2011.

Non-Operating Items
Interest expense and interest income. During fiscal 2015 and fiscal 2014, net interest expense was $254.6 million and $81.1 million, respectively. The increase in net interest expense was primarily related to the issuance of approximately $1.3 billion of debt associated with the Cadence Acquisition, approximately $1.8 billion of debt associated with the Questcor Acquisition, approximately $1.4 billion of debt associated with the Ikaria Acquisition, approximately $1.3 billion of debt associated with the Therakos Acquisition and $36.5 million of interest accrued on deferred tax liabilities associated with outstanding installment notes. Interest expense during fiscal 2015 and 2014 included $23.4 million and $7.7 million, respectively, of non-cash interest expense.
Other income, net. During fiscal 2015 and 2014, we recorded other income, net of $8.1 million and $3.1 million, respectively, which represents miscellaneous items, including gains and losses on foreign currency intercompany financing transactions and related hedging instruments.
Provision for (benefit from) income taxes. In fiscal 2015, we recognized an income tax benefit of $92.9 million on income from continuing operations before income taxes of $215.3 million. In fiscal 2014, income tax benefit was $10.1 million on a loss from continuing operations before income taxes of $153.9 million. Our effective tax rate was negative 43.1% compared with 6.6% for fiscal 2015 and 2014, respectively. Our effective tax rate for fiscal 2015 was impacted by receiving a $10.4 million tax benefit on $53.4 million of transaction costs, $14.1 million of tax benefit associated with $40.7 million of restructuring costs, $6.6 million of tax benefit associated with accrued income tax liabilities and uncertain tax positions, $8.1 million of tax benefit associated with U.S. credits, and $138.6 million of tax benefit associated with the rate difference between U.K. and non-U.K. jurisdictions. Our effective tax rate for fiscal 2014 was impacted by receiving a $17.4 million tax benefit on $74.7 million of transaction and Separation costs, $25.3 million of tax benefit associated with $81.9 million of restructuring costs, $9.4 million of tax benefit associated with accrued income tax liabilities and uncertain tax positions, $4.1 million of tax benefit associated with the U.S. Domestic manufacturing deduction, $20.0 million of tax expense associated with an adjustment to the Company’s wholly owned partnership investment, $6.8 million of tax benefit associated with the $138.5 million impairment of tangible and intangible assets and goodwill, and $3.5 million of tax benefit associated with the rate difference between U.S. and non-U.S. jurisdictions (excluding impact of above referenced impairments).
Income (loss) from discontinued operations, net of income taxes. We recorded income of $16.5 million and a loss of $175.5 million on discontinued operations, net of income taxes, during fiscal 2015 and 2014, respectively. The income in fiscal 2015 primarily related to the expiration of a $22.5 million tax indemnification obligation associated with a business that was originally disposed of in fiscal 1997 and a $5.9 million loss from our CMDS business which is classified as held for sale. Fiscal 2014 primarily reflects a $174.8 million loss from our CMDS business, primarily related to $204.0 million of goodwill, intangible and property, plant and equipment impairment charges and $47.2 million of restructuring charges. The remaining amounts, in both periods, were related to indemnification obligations provided to the purchaser of our Specialty Chemicals business (formerly known as Mallinckrodt Baker), which was sold during fiscal 2010.

Fiscal Year Ended September 26, 2014 Compared with Fiscal Year Ended September 27, 2013

Net Sales
Net sales by geographic area are as follows (dollars in millions):

	Fiscal Year
	2014	2013	Percentage Change
U.S.	$1,780.9	$1,421.6	25.3%
Europe, Middle East and Africa	250.3	250.1	0.1
Other	50.8	40.6	25.1
Net sales	$2,082.0	$1,712.3	21.6

Net sales in fiscal 2014 increased $369.7 million, or 21.6%, to $2,082.0 million, compared with $1,712.3 million in fiscal 2013. This increase was primarily attributable to increased net sales in our Specialty Generics segment, driven by strategic initiatives on certain specialty controlled substance generics and increased Methylphenidate ER net sales. Specialty Brands net sales also contributed to the increase due to net sales of the fiscal 2014 acquisitions of Acthar and Ofirmev. These increases were partially offset by a decrease in Nuclear Imaging net sales. For further information on changes in our net sales, refer to "Business Segment Results" within this Item 7.

Operating Income
Gross profit. Gross profit for fiscal 2014 increased $237.9 million, or 28.9%, to $1,060.2 million, compared with $822.3 million in fiscal 2013. The increase in gross profit primarily resulted from increased net sales from strategic initiatives and a further shift in net sales to the higher margin Specialty Brands segment, including the newly acquired Acthar and Ofirmev products. These increases were partially offset by a $126.9 million increase in amortization primarily associated with Acthar and Ofirmev, $25.7 million of expense recognition associated with the fair value adjustment of acquired Acthar and Ofirmev inventory, a $16.7 million increase in inventory provision expense and higher raw material costs in the Nuclear Imaging segment, including the unscheduled shutdowns of our Mo-99 processing facility and the HFR that supplies us with Mo-99. Overall, gross profit margin was 50.9% in fiscal 2014, compared with 48.0% in fiscal 2013. The fiscal 2014 profit margin includes the increased amortization and expense recognition of inventory fair value adjustments.
Selling, general and administrative expenses. SG&A expenses for fiscal 2014 were $745.0 million, compared with $495.9 million for fiscal 2013, an increase of $249.1 million, or 50.2%. The increase primarily resulted from higher internal and third-party expenses associated with being an independent, publicly-traded company, $93.0 million from the inclusion of SG&A costs associated with Acthar and Ofirmev, $65.1 million of transaction costs associated with our fiscal 2014 acquisitions, a $23.1 million environmental remediation charge, and $29.6 million of higher selling expenses in our Brands business related to the launch of Xartemis XR and Pennsaid 2%. These increases were partially offset by benefits from restructuring actions and certain prior year costs that did not recur in fiscal 2014. In fiscal 2013, SG&A expenses included higher legal settlement costs and $39.6 million of allocations from Covidien for general corporate expenses. These allocations are generally consistent with functions we have developed in our corporate build-out and ceased following the completion of the Separation on June 28, 2013. SG&A expenses were 35.8% of net sales for fiscal 2014 and 29.0% of net sales for fiscal 2013.
Research and development expenses. R&D expenses increased $5.6 million, or 3.5%, to $163.5 million in fiscal 2014, compared with $157.9 million in fiscal 2013. As products, such as Xartemis XR, Pennsaid 2% and MNK-155, moved toward or through the FDA review process, we devoted additional resources to other potential products in our R&D pipeline and the pursuit of abuse-deterrent labeling for Xartemis XR. As a percentage of our net sales, R&D expenses were 7.9% and 9.2% fiscal 2014 and 2013, respectively.
Separation costs. During fiscal 2014 and 2013, we incurred separation costs of $9.6 million and $74.2 million, respectively, primarily related to legal, accounting, tax and other professional fees. Separation costs were higher in fiscal 2013 as we approached and completed the Separation on June 28, 2013. We continued to incur costs related to the Separation as a result of our transition services agreement with Covidien, our costs to implement information and accounting systems, share-based compensation related to the conversion of Covidien awards to Mallinckrodt awards, and other transitional costs.
Restructuring and related charges, net. During fiscal 2014, we recorded restructuring and related charges, net of $81.9 million, of which $0.5 million related to accelerated depreciation and was included in cost of sales. The remaining $81.4 million primarily related to $35.1 million of accelerated share-based compensation associated with Questcor employees, severance and benefits incurred across all our segments, and a $2.3 million asset impairment. During fiscal 2013, we recorded restructuring and related charges, net of $26.3 million, of which $2.6 million related to accelerated depreciation and was included in cost of sales. The remaining $23.7 million primarily related to severance and employee benefit costs incurred across all our segments.
Non-restructuring impairment charges. During fiscal 2014, we recorded $151.6 million of non-restructuring impairment charges. The charges consisted of $119.5 million associated with impairment of goodwill in the Nuclear Imaging segment, $19.2 million of property, plant & equipment, and intangible asset impairments of $12.8 million, which primarily relate to the impairment of Pennsaid intangibles upon the return of our product rights to Nuvo as part of a legal settlement.
Gain on divestitures. During fiscal 2014 and 2013, we recorded gains on divestiture and license of $15.0 million and $2.9 million, respectively. The $15.0 million gain recorded during fiscal 2014 primarily resulted from an $11.7 million gain from the license of extended-release oxymorphone intellectual property to a third-party.

Non-Operating Items
Interest expense and interest income. During fiscal 2014 and 2013, net interest expense was $81.1 million and $19.2 million, respectively. Net interest expense is primarily attributable to our $900.0 million issuance of senior unsecured notes in April 2013, $1.3 billion of debt associated with our March 2014 acquisition of Cadence and approximately $1.8 billion of debt associated with our August 2014 acquisition of Questcor. Interest expense during fiscal 2014 and 2013 included $7.7 million and $1.1 million, respectively, of non-cash interest expense.
Other income, net. During fiscal 2014 and 2013, we recorded other income, net, of $3.1 million and $1.4 million, respectively, which represents miscellaneous items, including gains and losses on foreign currency intercompany financing transactions and related hedging instruments.
Provision for (benefit from) income taxes. In fiscal 2014, we recognized an income tax benefit of $10.1 million on a loss from continuing operations before income taxes of $153.9 million. In fiscal 2013, income tax expense was $47.5 million on income from continuing operations before income taxes of $55.7 million. Our effective tax rate was 6.6% compared with 85.3% for fiscal 2014 and 2013, respectively. Our effective tax rate for fiscal 2014 was impacted by receiving a $17.4 million tax benefit on $74.7 million of transaction and Separation costs, $25.3 million of tax benefit associated with $81.9 million of restructuring costs, $9.4 million of tax benefit associated with accrued income tax liabilities and uncertain tax positions, $4.1 million of tax benefit associated with the U.S. Domestic manufacturing deduction, $20.0 million of tax expense associated with an adjustment to the Company’s wholly owned partnership investment, $6.8 million of tax benefit associated with the $138.5 million impairment of tangible and intangible assets and goodwill, and $3.5 million of tax benefit associated with the rate difference between U.S. and non-U.S. jurisdictions (excluding impact of above referenced impairments). Our effective tax rate for fiscal 2013 was impacted by receiving a $4.2 million tax benefit on $74.2 million of separation costs due to the tax-free status of the Separation, $9.7 million of tax expense associated with uncertain tax positions, $2.5 million of tax benefit associated with the U.S. Domestic manufacturing deduction, and $3.3 million of tax expense associated with the rate difference between U.S. and non-U.S. jurisdictions, which includes the benefit of intercompany debt transferred to the Company at the Separation.
Income (loss) from discontinued operations, net of income taxes. We recorded a loss of $175.5 million and income of $50.6 million from discontinued operations, net of income taxes, during fiscal 2014 and 2013, respectively. Fiscal 2014 reflected a $174.8 million loss from our CMDS business, primarily related to $204.0 million of goodwill, intangible and property, plant and equipment impairment charges and $47.2 million of restructuring charges. Fiscal 2013 reflected $49.6 million of income from our CMDS business. The remaining amounts in each period related to indemnification obligations to the purchaser of our Specialty Chemicals business (formerly known as Mallinckrodt Baker), which was sold during fiscal 2010.

Business Segment Results
The businesses included within our reportable segments are described below:
Specialty Brands

•	includes biopharmaceutical drugs for autoimmune and rare diseases and pharmaceutical drugs for immunotherapy and neonatal respiratory critical care, and central nervous system drugs.
Specialty Generics

•	produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients.

Nuclear Imaging

•	manufactures and markets radioactive isotopes and associated pharmaceuticals used for the diagnosis and treatment of disease.
Management measures and evaluates the Company's operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include revenues and certain expenses associated with sales of products to Guerbet, intangible asset amortization, net restructuring and related charges, non-restructuring impairments and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated and combined operating income and in the reconciliations presented below. Selected information by business segment is as follows:

Fiscal Year Ended September 25, 2015 Compared with Fiscal Year Ended September 26, 2014

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Fiscal Year
	2015	2014	Percentage Change
Specialty Brands	$1,622.8	$413.5	292.5%
Specialty Generics	1,251.6	1,199.4	4.4
Nuclear Imaging	423.8	431.7	(1.8)
Net sales of operating segments	3,298.2	2,044.6	61.3
Other (1)	48.7	37.4	30.2
Net sales	$3,346.9	$2,082.0	60.8

(1)	Represents historical CMDS-related intercompany transactions that represent Mallinckrodt continuing operations under an ongoing supply agreement with the acquirer of the CMDS business.

Specialty Brands. Net sales for fiscal 2015 increased $1,209.3 million, or 292.5%, to $1,622.8 million, compared with $413.5 million for fiscal 2014. The increase in net sales was primarily driven by the inclusion of a full year of net sales of Acthar and Ofirmev, following their acquisition in fiscal 2014, which increased net sales by $914.4 million and $138.6 million, respectively. The April 2015 acquisition of Inomax further increased net sales by $185.2 million. These factors were partially offset by a $36.7 million decline in net sales from branded Exalgo products following the loss of exclusivity in May 2014.

Net sales for Specialty Brands by geography are as follows (dollars in millions):

	Fiscal Year
	2015	2014	Percentage Change
U.S.	$1,610.3	$413.1	289.8%
Europe, Middle East and Africa	9.9	0.4	2,375.0
Other	2.6	—	—
Net sales	$1,622.8	$413.5	292.5

Net sales for Specialty Brands by key products are as follows (dollars in millions):

	Fiscal Year
	2015	2014	Percentage Change
Acthar	$1,037.3	$122.9	744.0%
Ofirmev	263.0	124.4	111.4
Inomax	185.2	—	—
Exalgo	39.4	76.1	(48.2)
Other	97.9	90.1	8.7
Specialty Brands	$1,622.8	$413.5	292.5

Specialty Generics. Net sales for fiscal 2015 increased $52.2 million, or 4.4%, to $1,251.6 million, compared with $1,199.4 million for fiscal 2014. The increase in net sales was primarily driven by a $67.8 million increase in net sales of hydrocodone-related products and $72.5 million from the acquisition of BioVectra in August 2014. These increases were partially offset by a $73.1 million decrease in Methylphenidate ER and a $12.3 million decrease in other controlled substances. The increase in net sales of hydrocodone-related products was related to the conversion from Schedule III to Schedule II by the DEA in October 2014. Net sales of oxycodone-related products reflect the implementation of strategic initiatives during fiscal 2014, which also resulted in $24.4 million of payments during fiscal 2014 as a consequence of these initiatives. The decrease in Methylphenidate ER net sales was primarily attributable to the reclassification of these products by the FDA to therapeutically inequivalent status. Net sales in the Specialty Generics segment are expected to decrease approximately 15% to 20% in fiscal 2016 due to increased competition and market pricing pressures.

Net sales for Specialty Generics by geography are as follows (dollars in millions):

	Fiscal Year
	2015	2014	Percentage Change
U.S.	$1,036.7	$1,071.9	(3.3)%
Europe, Middle East and Africa	100.5	103.0	(2.4)
Other	114.4	24.5	366.9
Net sales	$1,251.6	$1,199.4	4.4

Net sales for Specialty Generics by key products are as follows (dollars in millions):

	Fiscal Year
	2015	2014	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$167.2	$99.4	68.2%
Oxycodone (API) and oxycodone-containing tablets	154.6	155.2	(0.4)
Methylphenidate ER	136.5	209.6	(34.9)
Other controlled substances	572.2	584.5	(2.1)
Other	221.1	150.7	46.7
Specialty Generics	$1,251.6	$1,199.4	4.4

Nuclear Imaging. Net sales for fiscal 2015 decreased $7.9 million, or 1.8%, to $423.8 million compared with $431.7 million for fiscal 2014. The decrease was primarily driven by a $22.8 million unfavorable impact from exchange rates, particularly by changes in the Euro and Canadian Dollar.

Net sales for Nuclear Imaging by geography are as follows (dollars in millions):

	Fiscal Year
	2015	2014	Percentage Change
U.S.	$277.5	$258.5	7.4%
Europe, Middle East and Africa	125.8	146.9	(14.4)
Other	20.5	26.3	(22.1)
Net sales	$423.8	$431.7	(1.8)

Operating Income
Operating income by segment and as a percentage of segment net sales for fiscal 2015 and 2014 is shown in the following table (dollars in millions):

	Fiscal Year
	2015		2014
Specialty Brands	$651.3	40.1%	$(50.6)	(12.2)%
Specialty Generics	622.0	49.7	617.4	51.5
Nuclear Imaging	66.4	15.7	(16.7)	(3.9)
Segment operating income	1,339.7	40.6	550.1	26.9
Unallocated amounts:
Corporate and allocated expenses	(286.9)		(228.1)
Intangible asset amortization	(550.3)		(154.8)
Restructuring and related charges, net (1)	(40.7)		(81.9)
Non-restructuring impairment charges	—		(151.6)
Separation costs	—		(9.6)
Total operating income (loss)	$461.8		$(75.9)

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for fiscal 2015 increased $701.9 million to $651.3 million, compared with a $50.6 million loss for fiscal 2014. Our operating margin increased to 40.1% for fiscal 2015, compared with negative 12.2% for fiscal 2014. The increase in operating income and margin was impacted by the $1,209.3 million increase in net sales, primarily attributable to the timing of acquisitions of Acthar, Ofirmev and Inomax. These higher net sales were partially offset by a $309.4 million increase in selling, general and administrative costs primarily associated with these acquisitions, a $67.6 million increase in share-based compensation expense associated with Questcor unvested equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition, and a $28.4 million increase in research and development. The operating loss for fiscal 2014 reflected selling and marketing expenses incurred principally to support Xartemis XR.
Specialty Generics. Operating income for fiscal 2015 increased $4.6 million to $622.0 million, compared with $617.4 million for fiscal 2014. Our operating margin decreased to 49.7% for fiscal 2015, compared with 51.5% for fiscal 2014. The increase in operating income was impacted by the higher gross profit from the $52.2 million increase in net sales partially offset by an $11.7 million gain in fiscal 2014 from the license of extended-release oxymorphone intellectual property. The decrease in the operating margin was primarily attributable to lower net sales of high-margin Methylphenidate ER in fiscal 2015.
Nuclear Imaging. Operating income for fiscal 2015 increased $83.1 million to $66.4 million, compared with a $16.7 million loss in fiscal 2014. Our operating margin increased to 15.7% for fiscal 2015, compared with negative 3.9% for fiscal 2014. The increase in operating income and margin was primarily attributable to a $48.7 million increase in gross profit, despite lower net sales, due to higher costs in fiscal 2014 from the unscheduled shutdown of our Mo-99 processing facility and the HFR that supplies our Mo-99. In addition, there was a $26.0 million decrease in selling, general and administrative costs primarily due to benefits from restructuring actions. We expect that another unscheduled HFR shutdown, commencing in September 2015, will negatively impact operating income by approximately $10.0 million to $15.0 million during the first quarter of fiscal 2016 and a lesser impact during the second quarter of fiscal 2016.
Corporate and allocated expenses. Corporate and allocated expenses were $286.9 million and $228.1 million for fiscal 2015 and 2014, respectively. Fiscal 2015 included $73.0 million in legal charges related to Questcor shareholder litigation, DEA investigation matters and Synacthen related litigation, a $13.3 million environmental remediation charge and $53.4 million of transaction costs associated with the Ikaria and Therakos acquisitions. Fiscal 2014 included a $23.1 million environmental remediation charge, an $11.5 million settlement agreement accrual and $65.1 million in transaction costs primarily related to the Questcor and Cadence acquisitions. The remaining increase was primarily attributable to higher professional fees associated with strategic initiatives.

Fiscal Year Ended September 26, 2014 Compared with Fiscal Year Ended September 27, 2013

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Fiscal Year
	2014	2013	Percentage Change
Specialty Brands	$413.5	$206.4	100.3%
Specialty Generics	1,199.4	1,011.2	18.6
Nuclear Imaging	431.7	437.6	(1.3)
Net sales of operating segments	2,044.6	1,655.2	23.5
Other (1)	37.4	57.1	(34.5)
Net sales	$2,082.0	$1,712.3	21.6

(1)	Represents historical CMDS-related intercompany transactions that represent Mallinckrodt continuing operations under an ongoing supply agreement with the acquirer of the CMDS business.

Specialty Brands. Net sales for fiscal 2014 increased $207.1 million, or 100.3%, to $413.5 million, compared with $206.4 million for fiscal 2013. The increase in net sales was primarily driven by $124.4 million of net sales of Ofirmev and $122.9 million of net sales from Acthar. These increases were partially offset by a $50.0 million decrease in net sales for branded Exalgo as we launched an authorized generic version and a competitor entered the market.

Net sales for Specialty Brands by geography are as follows (dollars in millions):

	Fiscal Year
	2014	2013	Percentage Change
U.S.	$413.1	$206.4	100.1%
Europe, Middle East and Africa	0.4	—	—
Other	—	—	—
Net sales	$413.5	$206.4	100.3
Net sales for Specialty Brands by key products are as follows (dollars in millions):

	Fiscal Year
	2014	2013	Percentage Change
Acthar	$122.9	$—	—%
Ofirmev	124.4	—	—
Exalgo	76.1	126.1	(39.7)
Other	90.1	80.3	12.2
Specialty Brands	$413.5	$206.4	100.3

Specialty Generics. Net sales for fiscal 2014 increased $188.2 million, or 18.6%, to $1,199.4 million, compared with $1,011.2 million for fiscal 2013. The increase in net sales was primarily driven by a $157.4 million net sales increase from other controlled substances and oxycodone-related products, following certain strategic initiatives that offset lower volume, and a $61.3 million increase in Methylphenidate ER from favorable comparisons due to timing of the product launch in fiscal 2013. These increases were partially offset by a $40.6 million decrease in hydrocodone-related products due to increased competition and lower pricing.

Net sales for Specialty Generics by geography are as follows (dollars in millions):

	Fiscal Year
	2014	2013	Percentage Change
U.S.	$1,071.9	$891.5	20.2%
Europe, Middle East and Africa	103.0	104.1	(1.1)
Other	24.5	15.6	57.1
Net sales	$1,199.4	$1,011.2	18.6

Net sales for Specialty Generics by key products are as follows (dollars in millions):

	Fiscal Year
	2014	2013	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$99.4	$140.0	(29.0)%
Oxycodone (API) and oxycodone-containing tablets	155.2	139.0	11.7
Methylphendiate ER	209.6	148.3	41.3
Other controlled substances	584.5	443.3	31.9
Other	150.7	140.6	7.2
Specialty Generics	$1,199.4	$1,011.2	18.6

Nuclear Imaging. Net sales for fiscal 2014 decreased $5.9 million, or 1.3%, to $431.7 million compared with $437.6 million for fiscal 2013. Nuclear sales decreased only slightly despite supply chain disruptions in fiscal 2014.

Net sales for Nuclear Imaging by geography are as follows (dollars in millions):

	Fiscal Year
	2014	2013	Percentage Change
U.S.	$258.5	$264.0	(2.1)%
Europe, Middle East and Africa	146.9	146.0	0.6
Other	26.3	27.6	(4.7)
Net sales	$431.7	$437.6	(1.3)

Operating Income
Operating income by segment and as a percentage of segment net sales for fiscal 2014 and 2013 is shown in the following table (dollars in millions):

	Fiscal Year
	2014		2013
Specialty Brands	$(50.6)	(12.2)%	$(36.2)	(17.5)%
Specialty Generics	617.4	51.5	347.9	34.4
Nuclear Imaging	(16.7)	(3.9)	24.5	5.6
Segment operating income	550.1	26.9	336.2	20.3
Unallocated amounts:
Corporate and allocated expenses	(228.1)		(134.3)
Intangible asset amortization	(154.8)		(27.9)
Restructuring and related charges, net (1)	(81.9)		(26.3)
Non-restructuring impairment charges	(151.6)		—
Separation costs	(9.6)		(74.2)
Total operating (loss) income	$(75.9)		$73.5

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for fiscal 2014 decreased $14.4 million to a loss of $50.6 million, compared with a loss of $36.2 million for fiscal 2013. Our operating margin improved to negative 12.2% for fiscal 2014, compared with negative 17.5% for fiscal 2013. The most significant impact to the Specialty Brands segment was associated with the inclusion of Acthar and Ofirmev, which were acquired in August 2014 and March 2014, respectively. The increased loss was attributable to including $25.7 million of expense recognition associated with the fair value adjustment of acquired Acthar and Ofirmev inventory in fiscal 2014. The Specialty Brands segment experienced a $160.9 million increase in selling, general and administrative costs that includes $91.4 million of costs associated with the inclusion of Acthar and Ofirmev and higher expenses associated with the launch of Xartemis XR. These higher expenses were partially offset by the $207.1 million increase in Specialty Brands net sales in fiscal 2014 compared with fiscal 2013.
Specialty Generics. Operating income for fiscal 2014 increased $269.5 million to $617.4 million, compared with $347.9 million for fiscal 2013. Our operating margin increased to 51.5% for fiscal 2014, compared with 34.4% for fiscal 2013. The increase in operating income and margin was primarily due to benefits from strategic initiatives on certain specialty controlled substance generic products. In addition, the Specialty Generics segment recognized an $11.7 million gain on the license of intellectual property to a third-party in fiscal 2014.
Nuclear Imaging. Operating income for fiscal 2014 decreased $41.2 million to a $16.7 million loss, compared with $24.5 million of income in fiscal 2013. Our operating margin decreased to negative 3.9% for fiscal 2014, compared with 5.6% for fiscal 2013. The decrease in operating income and margin was primarily attributable to unscheduled shutdowns of our Mo-99 processing facility and the HFR, which decreased operating income by approximately $21.0 million compared to the prior year period, and lower net sales.
Corporate and allocated expenses. Corporate and allocated expenses were $228.1 million and $134.3 million for fiscal 2014 and 2013, respectively. The increase primarily resulted from $65.1 million of transaction costs associated with our Questcor and Cadence acquisitions, a $23.1 million environmental remediation charge, increased internal and third-party costs of being an independent publicly-traded company, which was partially offset by certain prior year costs that did not recur in fiscal 2014. We were allocated general corporate expenses of $39.6 million during fiscal 2013 for certain services provided by Covidien. These allocations ceased in periods following the completion of the Separation on June 28, 2013.

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
Effective June 28, 2013, we no longer participated in cash management and funding arrangements with Covidien and our ability to fund our capital needs is impacted by our ongoing ability to generate cash from operations and access to capital markets. We believe that our future cash from operations, borrowing capacity under our revolving credit facility and access to capital markets will provide adequate resources to fund our working capital needs, capital expenditures and strategic investments.
In fiscal 2016, we intend to fund capital expenditures with cash generated from operations. At September 25, 2015, we had capital expenditure commitments of $25.2 million.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Fiscal Year
	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$896.4	$373.4	$135.9
Investing activities	(2,296.6)	(2,890.8)	(234.7)
Financing activities	1,069.9	2,953.9	373.0
Effect of currency exchange rate changes on cash and cash equivalents	(11.6)	(4.2)	1.3
Net (decrease) increase in cash and cash equivalents	$(341.9)	$432.3	$275.5

Operating Activities
Net cash provided by operating activities of $896.4 million for fiscal 2015 was primarily attributable to income from continuing operations, as adjusted for non-cash items, and a $33.4 million inflow from net investment in working capital. The working capital inflow was primarily driven by a $61.3 million decrease in inventory as we reduced inventory levels in fiscal 2015, a $30.2 million increase in net tax related balances and a $20.4 million increase in accounts payable after completing our fiscal 2015 acquisitions. These increases were offset by $79.2 million decrease in other assets and liabilities, which was driven primarily by increased restructuring and royalty payments in fiscal 2015.
Net cash provided by operating activities of $373.4 million for fiscal 2014 was primarily attributable to income from continuing operations, as adjusted for non-cash items, and a $66.9 million inflow from net investment in working capital. The working capital inflow was primarily driven by a $56.0 million decrease in inventory as we reduced inventory levels in fiscal 2014 and a $110.5 million increase in other accrued liabilities. The increase in other accrued liabilities includes higher incentive compensation reserves, current year accruals for unpaid legal settlements and higher accrued interest balances reflecting our fiscal 2014 financing transactions, all of which were partially offset by declines in accrued branded rebates following the introduction of generic alternatives to Exalgo. These increases were offset by $54.8 million in payments to taxing authorities, a $51.3 million increase in accounts receivable driven by increased net sales and a $32.9 million decrease in accounts payable after completing our fiscal 2014 acquisitions.
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

Investing Activities
Net cash used in investing activities decreased $594.2 million to $2,296.6 million for fiscal 2015, compared with $2,890.8 million for fiscal 2014. The decrease primarily resulted from fiscal 2015 payments, net of cash acquired, of $978.4 million and $1,176.3 million related to the acquisitions of Therakos and Ikaria, respectively; compared with fiscal 2014 payments, net of cash acquired, of $1,490.5 million and $1,286.0 million related to the acquisition of Questcor and Cadence, respectively, and $17.3 million for the acquisition of other intangible assets. This decrease was partially offset by a $24.7 million decrease in other cash inflows, which included proceeds from the sale of investments and assets in the prior year, and a $20.2 million increase in capital expenditures in fiscal 2015 compared with fiscal 2014.
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

Financing Activities
Net cash provided by financing activities decreased $1,884.0 million to $1,069.9 million for fiscal 2015, compared with $2,953.9 million for fiscal 2014. The decrease largely resulted from $1,848.4 million of cash outflows from the repayment of external debt and capital leases, offset by $2,970.1 million of cash proceeds, net of financing costs, from the issuance of external debt to fund the Ikaria and Therakos acquisitions and increases in the accounts receivable securitization facility. Comparatively, fiscal 2014 included only $34.8 million of cash outflows from the repayment of external debt and capital leases, offset by $2,971.5 million of cash proceeds, net of financing costs, from the issuance of external debt to fund the Cadence and Questcor acquisitions. The increased debt repayment was most significantly impacted by the assumption and immediate repayment of $1,118.5 million of Ikaria third-party debt and $344.8 million of Therakos third-party debt, and the repayment of the $240.0 million of fiscal 2015 borrowings under the revolving credit facility. Additionally, there was $28.1 million of cash outflows resulting from payments of the BioVectra and Synacthen contingent considerations in fiscal 2015. These increases in cash outflows were partially offset by a $33.8 million increase in cash inflows from the excess tax benefit derived from share-based compensation and proceeds from stock option exercises.
Net cash provided by financing activities was $2,953.9 million for fiscal 2014, compared with net cash provided by financing activities of $373.0 million for fiscal 2013. The $2,580.9 million increase in cash provided by financing activities resulted from the receipt of $2,971.5 million of cash proceeds, net of financing costs, from the issuance of external debt used to fund the Cadence and Questcor acquisitions compared with $886.1 million from the issuance of debt in the prior year. This net increase was partially offset by a $33.5 million increase in debt and capital lease repayments, primarily related to debt assumed in the Cadence acquisition, and prior year net transfers to Covidien of $515.9 million, which reflected the remittance of the net proceeds from the issuance of debt partially offset by funding of the CNS Therapeutics, Inc. acquisition and funding of capital expenditures.

Inflation
Inflationary pressures have had an adverse effect on us through higher raw material and fuel costs, primarily in our Nuclear Imaging segment as noted previously. We have entered into commodity swap contracts in the past to mitigate the impact of rising prices and may do so in the future. If these contracts are not effective or we are not able to achieve price increases on our products, we may continue to be impacted by these increased costs.

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

Debt and Capitalization
At September 25, 2015, total debt principal was $6,606.5 million compared with total debt principal at September 26, 2014 of $3,980.8 million. The increase in total debt principal resulted from financing transactions to fund our fiscal 2015 acquisitions. Total debt principal at September 25, 2015 is comprised of $1,978.5 million of variable rate term loans, $3,972.7 million of fixed rate instruments, $500.0 million of borrowings under our variable rate revolving credit facility, $153.0 million of borrowings under a variable rate receivable securitization program and $2.3 million of capital lease obligations. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of September 25, 2015 our fixed-rate instruments had a weighted-average interest rate of 5.2% and pay interest at various dates throughout the fiscal year. As of September 25, 2015, the applicable interest rate on outstanding borrowings under the Revolver was 2.6%, which is determined as LIBOR plus margin of 2.25%. As of September 25, 2015, the applicable interest rate on outstanding borrowings under the Receivable Securitization was 1.0%, which is determined as the one month LIBOR rate plus a margin of 0.80%. The receivable securitization has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million.
At September 25, 2015, $22.3 million of our total debt is classified as current as these payments are expected to be made within the next fiscal year.
In addition to the borrowing capacity under our receivable securitization program, we have a $500.0 million revolving credit facility. At September 25, 2015, we had fully utilized our revolving credit facility. As such the was no additional borrowing capacity under our revolving credit facility.
As of September 25, 2015, we were, and expect to remain, in compliance with the provisions and covenants associated with our debt agreements.

In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved may be material.
For additional information regarding our debt agreements, refer to Note 12 of Notes to the Consolidated and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Capitalization
Shareholders' equity was $5,311.2 million, at September 25, 2015, compared with $4,958.0 million, at September 26, 2014. The increase in shareholder's equity is primarily attributed to fiscal year 2015 net income, share-based compensation, share option exercises and changes in accumulated other comprehensive income, partially offset by repurchases of common shares
In January 2015, our Board of Directors approved a share repurchase program of up to $300.0 million of ordinary shares. Through September 25, 2015, the Company has repurchased approximately 0.8 million shares under this program at an aggregate purchase price of $75.0 million. In November 2015, our Board of Directors approved an incremental share repurchase program of up to $500.0 million of ordinary shares, which supplements the January 2015 program. As market conditions warrant, we may from time to time repurchase equity securities issued by us, in the open market.

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

Commitments and Contingencies
Contractual Obligations
The following table summarizes our contractual obligations as of September 25, 2015 (in millions):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$6,604.2	$21.0	$495.2	$1,242.4	$4,845.6
Interest on long-term debt obligations (1)	1,935.6	269.5	575.2	527.7	563.2
Capital lease obligations (1)	2.3	1.3	1.0	—	—
Operating lease obligations	95.0	21.1	32.7	20.6	20.6
Purchase obligations (2)	235.0	125.9	101.2	7.9	—
Total contractual obligations	$8,872.1	$438.8	$1,205.3	$1,798.6	$5,429.4

(1)
Interest on debt and capital lease obligations are projected for future periods using interest rates in effect as of September 25, 2015. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(2)	Purchase obligations consist of commitments for purchases of goods and services made in the normal course of business to meet operational and capital requirements.
The preceding table does not include other liabilities of $556.8 million, primarily consisting of obligations under our pension and postretirement benefit plans, unrecognized tax benefits for uncertain tax positions and related accrued interest and penalties, contingent consideration liabilities, environmental liabilities and asset retirement obligations, because the timing of their future cash outflow is uncertain. The most significant of these liabilities are discussed below.
Non-current income taxes payable, primarily related to unrecognized tax benefits, is included within other income tax liabilities on the consolidated and combined balance sheet and, as of September 25, 2015, was $121.3 million. Payment of these liabilities is uncertain and, even if payments are determined to be necessary, they are subject to the timing of rulings by the Internal Revenue Service of tax positions we take. For further information on income tax related matters, refer to Note 7 of Notes to Consolidated and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
As of September 25, 2015, we had net unfunded pension and postretirement benefit obligations of $55.6 million and $52.2 million, respectively. The timing and amounts of long-term funding requirements for pension and postretirement obligations are uncertain. The Company does not anticipate making material involuntary contributions in fiscal 2016, but may elect to make voluntary contributions to its defined pension plans or its postretirement benefit plans during fiscal 2016.
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. These projects relate to a variety of activities, including decontamination and decommissioning of radioactive materials and removal of solvents, metals and other hazardous substances from soil and groundwater. The ultimate cost of cleanup and timing of future cash outlays is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 25, 2015, we believe that it is probable that we will incur investigation and remedial costs of approximately $76.5 million, of which $3.2 million is included in accrued and other current liabilities on our consolidated balance sheet at September 25, 2015. Note 19 of Notes to Consolidated and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K provides additional information regarding environmental matters, including asset retirement obligations.

Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 19 of the Notes to Consolidated and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data. Although it is not feasible to predict the outcome of these matters, management believes that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.

Guarantees
In disposing of assets or businesses, we have historically provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. The Company assesses the probability of potential liabilities related to such representations, warranties and indemnities and adjusts potential liabilities as a result of changes in facts and circumstances. The Company has no reason to believe that these uncertainties would have a material adverse effect on its financial condition, results of operations and cash flows. These representations, warranties and indemnities are discussed in Note 18 of the Notes to Consolidated and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
We are required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating our ability to fund the decommissioning of our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though we do not intend to close this facility. We have provided this financial assurance in the form of surety bonds totaling $57.2 million. As of September 25, 2015, we had various other letters of credit and guarantee and surety bonds totaling $39.4 million.
In April 2015, the Company terminated a letter of credit to guarantee decommissioning costs associated with its Saint Louis, Missouri plant and placed $21.1 million of restricted cash on deposit with a trustee. This restricted cash is included within prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 25, 2015.
We exchanged title to $88.0 million of our plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. We also simultaneously leased such assets back from Saint Louis County under a capital lease expiring through December 2025, the terms of which provide us with the right of offset against the IRBs.The lease also provides an option for us to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a property tax abatement ten years from the date the property is placed in service. Due to right of offset, the capital lease obligation and IRB asset are recorded net in the consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.
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

Revenue Recognition
We recognize revenue for product sales when title and risk of loss have transferred from us to the buyer, which may be upon shipment, delivery to the customer site, consumption of the product by the customer, or over the period in which the customer has access to the product and related services, based on contract terms or legal requirements in non-U.S. jurisdictions. We sell products through independent channels, including direct to retail pharmacies and end user customers and through distributors who resell the products to retail pharmacies, institutions and end user customers. Certain products are sold and distributed directly to hospitals. We establish contracts with wholesalers, chain stores, government agencies, institutions, managed care organizations and group purchasing organizations that provide for rebates, sales incentives, distribution service agreements ("DSAs") fees, fees for services and administration fees. Direct rebates and fees are paid based on direct customer's purchases from us, including DSA fees paid to wholesalers under our DSAs. Indirect rebates and fees are paid based on products purchased from a wholesaler under a contract with us. We enter into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may enter into agreements with wholesalers at a contract price to offer our products to other indirect customers. Under either arrangement, we provide credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler's invoice price. Such credit is called a chargeback.
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

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance at September 28, 2012	$188.0	$34.7	$12.3	$235.0
Provisions	1,081.7	33.4	56.8	1,171.9
Payments or credits	(1,046.6)	(18.9)	(53.7)	(1,119.2)
Balance at September 27, 2013	223.1	49.2	15.4	287.7
Provisions	1,543.8	86.1	91.0	1,720.9
Payments or credits	(1,507.6)	(33.3)	(93.4)	(1,634.3)
Acquisitions	30.1	0.5	—	30.6
Balance at September 26, 2014	289.4	102.5	13.0	404.9
Provisions	2,080.1	13.0	94.7	2,187.8
Payments or credits	(2,059.1)	(43.9)	(91.7)	(2,194.7)
Acquisitions	0.2	1.1	—	1.3
Balance at September 25, 2015	$310.6	$72.7	$16.0	$399.3
Provisions presented in the table above are recorded as reductions to net sales.
Total provisions for fiscal 2015 increased $466.9 million compared with fiscal 2014. The increase in rebates and chargebacks of $536.3 million primarily related to a $456.1 million increase in Specialty Generics rebates and chargebacks following strategic pricing actions and a $38.8 million increase in Medicaid provisions related to including a full year of Acthar results in fiscal 2015. Provisions for returns decreased by $73.1 million due to a $53.5 million decrease in Specialty Brands and a $19.5 million decrease in Specialty Generics, primarily due to hydrocodone rescheduling. The Specialty Brands decrease reflected a fiscal 2014 charge of $33.8 million provision for Exalgo following loss of exclusivity on the product, while fiscal 2015 included a $9.0 million favorable change in estimate associated with the Exalgo returns reserves based on returns activity to date. Other sales deductions increased by $3.7 million, primarily attributable to the Specialty Generics strategic pricing actions.
Total provisions recorded in fiscal 2014 increased by $549.0 million compared with fiscal 2013. The increase in rebates and chargebacks of $462.1 million primarily related to a $450.0 million increase in Specialty Generics rebates and chargebacks following strategic pricing actions and a full year of Methylphenidate ER that increased both gross sales, and rebates and chargebacks. The remaining difference primarily included a $30.1 million increase associated with fiscal 2014 acquisitions that was partially offset by a decrease in Nuclear Imaging on lower volume. Provisions for returns increased by $52.7 million primarily attributable to a $33.8 million provision for potential Exalgo returns following the loss of exclusivity during fiscal 2014. Other sales deductions increased by $34.2 million, primarily attributable to the Specialty Generics strategic pricing actions.

 Goodwill and Other Intangible Assets
In performing goodwill assessments, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated. We perform our goodwill valuations using an income approach based on the present value of future cash flows of each reporting unit. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.
We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. We utilize a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. We estimate the fair value of our reporting units through internal analyses and valuation, using an income approach based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill with its carrying value. To determine the implied fair value of goodwill, we allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill. The results of our annual goodwill impairment test for fiscal 2015 showed that the fair value of our Specialty Brands and Specialty Generics reporting units' exceeded their respective carrying values. In fiscal 2014, a goodwill impairment was recorded related to our former Global Medical Imaging reporting unit (which included the CMDS business that is now presented as a discontinued operation and the remaining Nuclear Imaging reporting unit). For further information on our goodwill impairment analysis, refer to Notes 2 and 11 of the Notes to Consolidated and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Intangible assets include completed technology, licenses, trademarks and in-process research and development. We record intangible assets at cost and amortize finite-lived intangible assets, generally using the straight-line method over eight to thirty years. When a triggering event occurs, we evaluate potential impairment of finite-lived intangible assets by first comparing undiscounted cash flows associated with the asset to its carrying value. We utilize similar assumptions as utilized in our goodwill valuation. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the assets with their carrying value. The fair value of the intangible asset is estimated using an income approach. If the fair value is less than the carrying value of the intangible asset, the amount recognized for impairment is equal to the difference between the carrying value of the asset and the present value of future cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. We assess the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. No impairments of intangible assets were recorded in fiscal 2015. Impairments of an intangible assets, most notably associated with our CMDS business that is now presented as a discontinued operation, were recorded in fiscal 2014. For more information on our intangible impairment analysis, refer to Notes 2, 10 and 11 of the Notes to the Consolidated and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Acquisitions
Amounts paid for acquisitions are allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. The fair value of identifiable intangible assets is based on detailed valuations. These valuations rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to estimate the fair value of individual assets acquired in a business combination. Due to these inherent uncertainties, there is risk that the carrying value of our recorded intangible assets and goodwill may be overstated or understated, which may result in an increased risk of impairment in future periods. We perform our intangible asset valuations using an income approach based on the present value of future cash flows. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Changes in economic and operating conditions impacting these assumptions could result in impairment in future periods.
The Company's purchased research and development represents the estimated fair value as of the acquisition date of in-process projects that have not reached technological feasibility. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval.
The fair value of in-process research and development ("IPR&D") is determined using the discounted cash flow method. In determining the fair value of IPR&D, the Company considers, among other factors, appraisals, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used includes a rate of return which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized.
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

Contingencies
We are involved, either as a plaintiff or a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters, as further discussed in Note 19 of Notes to Consolidated and Combined Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on form 10-K. Accruals recorded for various contingencies, including legal proceedings, self-insurance and other claims, are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel, internal and/or external technical consultants and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are reevaluated each accounting period as additional information becomes available. When we are initially unable to develop a best estimate of loss, we record the minimum amount of loss, which could be zero. As information becomes known, additional loss provisions are recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. We record receivables from third-party insurers up to the amount of the related liability when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers. Receivables are not netted against the related liabilities for financial statement presentation.

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
We determine whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not realized on the uncertain tax position, an income tax liability is established. We adjust these liabilities as a result of changing facts and circumstances; however; due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. A significant portion of our potential tax liabilities are recorded in non-current income taxes payable, which is included in other liabilities on our consolidated balance sheets, as payment is not expected within one year.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of September 25, 2015, our outstanding debt included $1,978.5 million variable-rate debt on our senior secured term loan, $500.0 million on our senior unsecured revolving credit facility and $153.0 million variable-rate debt on our receivables securitization program. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense would increase by approximately $26.3 million.
The remaining outstanding debt as of September 25, 2015 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The consolidated statement of income is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of September 25, 2015 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10% adverse movement in foreign exchange rates relative to the U.S. dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10% adverse change in foreign exchange rates was $20.0 million as of September 25, 2015. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of September 25, 2015 that measures the change in the net financial position arising from a hypothetical 10% adverse movement in the exchange rates of the Euro, the Mexican Peso and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10% adverse change in the above currencies was $41.6 million as of September 25, 2015. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our consolidated balance sheets.

Item 8.	Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS

Consolidated and Combined Financial Statements

Report of Independent Registered Public Accounting Firm.	70
Consolidated Statements of Income for the fiscal years ended September 25, 2015 and September 26, 2014 and the Consolidated and Combined Statement of Income for the fiscal year ended September 27, 2013.	71
Consolidated Statements of Comprehensive Income for the fiscal years ended September 26, 2015 and September 26, 2014 and the Consolidated and Combined Statement of Comprehensive Income for the fiscal year ended September 27, 2013.	72
Consolidated Balance Sheets as of September 25, 2015 and September 26, 2014.	73
Consolidated Statements of Cash Flows for the fiscal years ended September 25, 2015 and September 26, 2014 and the Consolidated and Combined Statement of Cash Flows for the fiscal year ended September 27, 2013.	74
Consolidated Statement of Changes in Shareholders' Equity for the period from September 27, 2013 to September 25, 2015 and the Consolidated and Combined Statement of Changes in Shareholders' Equity for the period from September 28, 2012 to September 27, 2013.	75
Notes to Consolidated and Combined Financial Statements.	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mallinckrodt plc:

We have audited the accompanying consolidated balance sheets of Mallinckrodt plc and subsidiaries (the "Company") as of September 25, 2015 and September 26, 2014, and the related consolidated and combined statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 25, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Mallinckrodt plc and subsidiaries as of September 25, 2015 and September 26, 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 25, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 24, 2015

MALLINCKRODT PLC
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(in millions, except per share data)

	Fiscal Year
	2015	2014	2013
Net sales	$3,346.9	$2,082.0	$1,712.3
Cost of sales	1,493.3	1,021.8	890.0
Gross profit	1,853.6	1,060.2	822.3

Selling, general and administrative expenses	1,169.8	745.0	495.9
Research and development expenses	185.1	163.5	157.9
Restructuring charges, net	40.4	81.4	23.7
Separation costs	—	9.6	74.2
Non-restructuring impairment charges	—	151.6	—
Gain on divestiture and license	(3.5)	(15.0)	(2.9)
Operating income (loss)	461.8	(75.9)	73.5

Interest expense	(255.6)	(82.6)	(19.5)
Interest income	1.0	1.5	0.3
Other income, net	8.1	3.1	1.4
Income (loss) from continuing operations before income taxes	215.3	(153.9)	55.7

Provision for (benefit from) income taxes	(92.9)	(10.1)	47.5
Income (loss) from continuing operations	308.2	(143.8)	8.2

Income (loss) from discontinued operations, net of tax expense (benefit) of $11.5, $(34.7), and $21.1	16.5	(175.5)	50.6

Net income (loss)	$324.7	$(319.3)	$58.8

Basic earnings per share (Note 8):
Income (loss) from continuing operations	$2.64	$(2.22)	$0.14
Income (loss) from discontinued operations, net of income taxes	0.14	(2.70)	0.88
Net income (loss)	$2.78	$(4.92)	$1.02

Basic weighted-average shares outstanding	115.8	64.9	57.7

Diluted earnings per share (Note 8):
Income (loss) from continuing operations	$2.61	$(2.22)	$0.14
Income (loss) from discontinued operations, net of income taxes	0.14	(2.70)	0.88
Net income (loss)	$2.75	$(4.92)	$1.02

Diluted weighted-average shares outstanding	117.2	64.9	57.8

See Notes to Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year
	2015	2014	2013
Net income (loss)	$324.7	$(319.3)	$58.8
Other comprehensive income (loss), net of tax
Currency translation adjustments	(70.8)	(27.6)	1.5
Unrecognized gain (loss) on derivatives, net of tax (benefit) expense of $0.2, $0.2 and $-	0.4	0.5	(7.3)
Unrecognized gain (loss) on benefit plans, net of tax (benefit) expense of $(2.1), $(7.3) and $23.9	5.6	(15.7)	34.2
Total other comprehensive income (loss), net of tax	(64.8)	(42.8)	28.4
Comprehensive income (loss)	$259.9	$(362.1)	$87.2

See Notes to Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 25, 2015	September 26, 2014
Assets
Current Assets:
Cash and cash equivalents	$365.9	$707.8
Accounts receivable, less allowance for doubtful accounts of $4.7 and $3.7	548.5	476.6
Inventories	281.8	306.4
Deferred income taxes	142.7	152.3
Prepaid expenses and other current assets	207.3	227.1
Current assets held for sale	299.9	200.8
Total current assets	1,846.1	2,071.0
Property, plant and equipment, net	991.3	886.8
Goodwill	3,649.4	2,401.9
Intangible assets, net	9,666.3	7,082.2
Long-term assets held for sale	—	111.2
Other assets	251.0	234.2
Total Assets	$16,404.1	$12,787.3
Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$22.3	$21.2
Accounts payable	133.0	110.7
Accrued payroll and payroll-related costs	103.7	116.3
Accrued royalties	29.3	67.7
Accrued and other current liabilities	568.3	529.9
Current liabilities held for sale	72.8	59.0
Total current liabilities	929.4	904.8
Long-term debt	6,474.3	3,874.0
Pension and postretirement benefits	116.7	116.2
Environmental liabilities	73.3	59.2
Deferred income taxes	3,132.4	2,399.6
Other income tax liabilities	121.3	122.6
Long-term liabilities held for sale	—	9.7
Other liabilities	245.5	343.2
Total Liabilities	11,092.9	7,829.3
Commitments and contingencies (Note 19)
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued or outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued or outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 117,513,370 and 116,160,353 issued; 116,283,149 and 115,929,588 outstanding	23.5	23.2
Ordinary shares held in treasury at cost, 1,230,221 and 230,765	(109.7)	(17.5)
Additional paid-in capital	5,357.6	5,172.4
Retained earnings (deficit)	38.9	(285.8)
Accumulated other comprehensive income	0.9	65.7
Total Shareholders' Equity	5,311.2	4,958.0
Total Liabilities and Shareholders' Equity	$16,404.1	$12,787.3

See Notes to Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2015	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$324.7	$(319.3)	$58.8
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	672.5	275.9	139.6
Share-based compensation	117.0	67.7	16.2
Deferred income taxes	(191.6)	(107.5)	(9.0)
Non-cash impairment charges	—	381.2	—
Inventory provisions	—	32.1	15.5
Other non-cash items	(59.6)	(23.6)	(6.2)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	0.7	(51.3)	(181.2)
Inventories	61.3	56.0	27.7
Accounts payable	20.4	(32.9)	7.2
Income taxes	30.2	(54.8)	60.7
Other	(79.2)	149.9	6.6
Net cash provided by operating activities	896.4	373.4	135.9
Cash Flows From Investing Activities:
Capital expenditures	(148.0)	(127.8)	(147.9)
Acquisitions and intangibles, net of cash acquired	(2,154.7)	(2,793.8)	(88.1)
Restricted cash	3.1	4.1	—
Other	3.0	26.7	1.3
Net cash used in investing activities	(2,296.6)	(2,890.8)	(234.7)
Cash Flows From Financing Activities:
Issuance of external debt	3,010.0	3,043.2	898.1
Repayment of external debt and capital leases	(1,848.4)	(34.8)	(1.3)
Excess tax benefit from share-based compensation	34.1	8.9	3.4
Debt financing costs	(39.9)	(71.7)	(12.0)
Net transfers to parent	—	—	(515.9)
Proceeds from exercise of share options	34.4	25.8	0.6
Repurchase of shares	(92.2)	(17.5)	—
Other	(28.1)	—	0.1
Net cash provided by financing activities	1,069.9	2,953.9	373.0
Effect of currency rate changes on cash	(11.6)	(4.2)	1.3
Net (decrease) increase in cash and cash equivalents	(341.9)	432.3	275.5
Cash and cash equivalents at beginning of period	707.8	275.5	—
Cash and cash equivalents at end of period	$365.9	$707.8	$275.5

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$200.5	$57.2	$0.8
Cash paid for income taxes, net	123.8	128.0	15.0

See Notes to Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Contributed Surplus	Parent Company Investment	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at September 28, 2012	—	$—	—	$—	$—	$—	$—	$1,807.0	$84.9	$1,891.9
Net income	—	—	—	—	—	33.5	—	25.3	—	58.8
Currency translation adjustments	—	—	—	—	—	—	—	—	1.5	1.5
Change in derivatives, net of tax	—	—	—	—	—	—	—	—	(7.3)	(7.3)
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	34.2	34.2
Net transfers to parent	—	—	—	—	—	—	—	(515.9)	—	(515.9)
Separation related adjustments	—	—	—	—	—	—	—	(209.9)	(4.8)	(214.7)
Transfer of parent company investment to contributed surplus	—	—	—	—	—	—	1,106.5	(1,106.5)	—	—
Transfer of contributed surplus to distributable reserves	—	—	—	—	1,095.0	—	(1,095.0)	—	—	—
Share options exercised	—	—	—	—	0.6	—	—	—	—	0.6
Share-based compensation	—	—	—	—	6.5	—	—	—	—	6.5
Issuance of ordinary shares	57.7	11.5	—	—	—	—	(11.5)	—	—	—
Balance at September 27, 2013	57.7	$11.5	—	$—	$1,102.1	$33.5	$—	$—	$108.5	$1,255.6
Net loss	—	—	—	—	—	(319.3)	—	—	—	(319.3)
Currency translation adjustments	—	—	—	—	—	—	—	—	(27.6)	(27.6)
Change in derivatives, net of tax	—	—	—	—	—	—	—	—	0.5	0.5
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(15.7)	(15.7)
Ordinary shares issued in connection with the Questcor acquisition	57.3	11.4	—	—	3,968.2	—	—	—	—	3,979.6
Share options exercised	0.8	0.2	—	—	25.6	—	—	—	—	25.8
Vesting of restricted shares	0.4	0.1	—	—	(0.1)	—	—	—	—	—
Excess tax benefit from share-based compensation	—	—	—	—	8.9	—	—	—	—	8.9
Share-based compensation	—	—	—	—	67.7	—	—	—	—	67.7
Repurchase of ordinary shares	—	—	0.2	(17.5)	—	—	—	—	—	(17.5)
Balance at September 26, 2014	116.2	$23.2	0.2	$(17.5)	$5,172.4	$(285.8)	$—	$—	$65.7	$4,958.0
Net income	—	—	—	—	—	324.7	—	—	—	324.7
Currency translation adjustments	—	—	—	—	—	—	—	—	(70.8)	(70.8)
Change in derivatives, net of tax	—	—	—	—	—	—	—	—	0.4	0.4
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	5.6	5.6
Share options exercised	1.2	0.2	—	—	34.2	—	—	—	—	34.4
Vesting of restricted shares	1.3	0.3	—	—	(0.3)	—	—	—	—	—
Shares canceled	(1.2)	(0.2)	—	—	0.2	—	—	—	—	—
Excess tax benefit from share-based compensation	—	—	—	—	34.1	—	—	—	—	34.1
Share-based compensation	—	—	—	—	117.0	—	—	—	—	117.0
Repurchase of ordinary shares	—	—	1.0	(92.2)	—	—	—	—	—	(92.2)
Balance at September 25, 2015	117.5	$23.5	1.2	$(109.7)	$5,357.6	$38.9	$—	$—	$0.9	$5,311.2

See Notes to Consolidated and Combined Financial Statements.

MALLINCKRODT PLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars in millions, expect share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc and its subsidiaries (collectively, "Mallinckrodt" or "the Company"), is a global specialty biopharmaceutical and nuclear imaging business that develops, manufactures, markets and distributes specialty pharmaceutical and biopharmaceutical products and nuclear imaging agents. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology and pulmonology); immunotherapy and neonatal respiratory critical care therapies; and central nervous system drugs. The Company also supports the diagnosis of disease with nuclear medicine imaging agents.
During the first quarter of fiscal 2015, the Company changed its reportable segments to present the Specialty Brands and Specialty Generics businesses as reportable segments. The Company historically presented the Specialty Brands and Specialty Generics businesses within the Specialty Pharmaceuticals segment.
During the fourth quarter of fiscal 2015, the Company announced that it had entered into a definitive agreement to sell its global contrast media and delivery systems ("CMDS") business to Guerbet S.A. ("Guerbet"), which is expected to be completed during the first quarter of fiscal 2016. The CMDS business is deemed to be held for sale and the financial results of this business are presented as a discontinued operation. The CMDS business has been eliminated from the Global Medical Imaging segment, which has been renamed Nuclear Imaging.
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

•	Nuclear Imaging manufactures and markets radiopharmaceuticals (nuclear medicine).
In May 2015, the Board of Directors of Mallinckrodt plc approved the migration of the Company’s principal executive offices from Ireland to the United Kingdom. The Company remains incorporated in Ireland and continues to be subject to U.S. Securities and Exchange Commission ("SEC") reporting requirements and the applicable corporate governance rules of the New York Stock Exchange.
Mallinckrodt plc was incorporated in Ireland on January 9, 2013 for the purpose of holding the Pharmaceuticals business of Covidien plc ("Covidien"), which was subsequently acquired by Medtronic plc. On June 28, 2013, Covidien shareholders of record received one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien held as of the record date, June 19, 2013, and the Pharmaceuticals business of Covidien was transferred to Mallinckrodt plc, thereby completing its legal separation from Covidien ("the Separation").

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

As a result of the Company's classification of the CMDS business as held for sale and the change in reportable segments, certain amounts from prior years have been revised to conform to the current year presentation,.
The Company's combined financial statements for periods prior to June 28, 2013, including the nine months ended June 28, 2013 that is included within the Company's fiscal 2013 results, may not be indicative of its future performance and do not necessarily reflect the results of operations, financial position and cash flows that would have been had it operated as an independent, publicly-traded company for the entirety of the periods presented, including as a result of changes in the Company's capitalization in connection with the Separation. The combined financial statements for periods prior to June 28, 2013 include expense allocations for certain functions provided by Covidien, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and share-based compensation. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating expenses, headcount or other measures. The amounts allocated were $39.6 million for fiscal 2013 and were included within selling, general and administrative expenses. Management considers the bases on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, the Company during the periods presented; however, the allocations may not reflect the expense the Company would have incurred as an independent, publicly-traded company. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company is unable to determine what those costs would have been had the Company been independent during the applicable periods. Following the Separation, the Company has performed these functions using its own resources or purchased services, certain of which are being provided by Covidien during a transitional period pursuant to a transition services agreement dated June 28, 2013, between Mallinckrodt and Covidien, particularly in relation to areas outside the U.S. The terms and prices on which such services were rendered may not have been as favorable as those that were allocated to the Company by Covidien. The Company terminated the transition services agreement during the first quarter of fiscal 2015.
The combined balance sheets prior to June 28, 2013 included certain assets and liabilities that have historically been recorded at the Covidien corporate level but are specifically identifiable or otherwise allocable to the Company. Covidien's debt and related interest expense were not allocated to the Company since the Company was not the legal obligor of such debt and Covidien's borrowings were not directly attributable to the Company's business. Debt incurred by the Company directly has been included in the combined financial statements. Intercompany transactions between the Company and Covidien, prior to the Separation, have been included in the combined financial statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the combined statements of cash flows as a financing activity and in the combined balance sheet as parent company investment.
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

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of September. Fiscal 2015, 2014 and 2013 each consisted of 52 weeks. Unless otherwise indicated, fiscal 2015, 2014 and 2013 refer to the Company's fiscal years ended September 25, 2015, September 26, 2014 and September 27, 2013, respectively. Fiscal 2016 will consist of 53 weeks and will end on September 30, 2016.

2.	Summary of Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue for product sales when title and risk of loss have transferred from the Company to the buyer, which may be upon shipment, delivery to the customer site, consumption of the product by the customer, or over the period in which the customer has access to the product and any related services, based on contract terms or legal requirements in non-U.S. jurisdictions. The Company sells products through independent channels, including directly to retail pharmacies and end user customers and through distributors who resell the products to retail pharmacies, institutions and end user customers. Certain products are sold and distributed directly to hospitals. Chargebacks and rebates represent credits that are provided to certain distributors and customers for either the difference between the Company's contracted price with a customer and the distributor's invoice price paid to the Company or for contractually agreed volume price discounts. When the Company recognizes net sales, it simultaneously records an adjustment to revenue for estimated chargebacks, rebates, product returns and other sales deductions. These provisions are estimated based upon historical experience, estimated future trends, estimated customer inventory levels, current contracted sales terms with customers, level of utilization of the Company's products and other competitive factors. The Company adjusts these reserves to reflect differences between estimated activity and actual experience. Such adjustments impact the amount of net sales recognized by the Company in the period of adjustment.
Taxes collected from customers relating to product sales and remitted to governmental authorities are accounted for on a net basis. Accordingly, such taxes are excluded from both net sales and expenses.

Shipping and Handling Costs
Shipping costs, which are costs incurred to physically move product from the Company's premises to the customer's premises, are classified as selling, general and administrative expenses. Handling costs, which are costs incurred to store, move and prepare product for shipment, are classified as cost of sales. Shipping costs included in selling, general and administrative expenses in continuing operations were $42.3 million, $47.8 million and $46.9 million in fiscal 2015, 2014 and 2013, respectively.

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

Currency Translation
For the Company's non-U.S. subsidiaries that transact in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using fiscal year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the related month. The net effect of these translation adjustments is shown in the consolidated and combined financial statements as a component of accumulated other comprehensive income. For subsidiaries operating in highly inflationary environments or where the functional currency is different from the local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date the assets and liabilities were acquired or assumed, while monetary assets and liabilities are translated at fiscal year-end exchange rates. Translation adjustments of these subsidiaries are included in net income. Gains and losses resulting from foreign currency transactions are included in net income. During fiscal 2015 and 2014, $30.7 million and $3.8 million of foreign currency gains, respectively, were included within net income from continuing operations. During fiscal 2013, $12.8 million of foreign currency losses were included within net income from continuing operations. The Company entered into derivative instruments to mitigate the exposure of movements in certain of these foreign currency transactions and recognized a $24.8 million loss in fiscal 2015, a $6.3 million loss in fiscal 2014, and a $10.1 million gain in fiscal 2013 within net income from continuing operations.

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
The fair value of in-process research and development ("IPR&D") is determined using the discounted cash flow method. In determining the fair value of IPR&D, the Company considers, among other factors, appraisals, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used includes a rate of return which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. The Company tests goodwill for impairment during the fourth quarter of each fiscal year, or more frequently if impairment indicators arise. The impairment test is comprised of a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. The Company estimates the fair value of its reporting units through internal analyses and valuation, utilizing an income approach (a level three measurement technique) based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill with its carrying value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined, with the Company allocating the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.
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

Completed technology	5	to	25 years
License agreements	8	to	30 years
Trademarks	13	to	30 years
Customer relationships			12 years
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

Share-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (generally the vesting period). For more information about our share-based awards, refer to Note 15.

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
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated and combined financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are also recorded for deferred tax obligations related to installment sale arrangements. The deferral of tax payments to the IRS are subject to interest, which is accrued and included within interest expense.
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
FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," in April 2014. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for the Company in the first quarter of fiscal 2016, with early adoption permitted. The Company early adopted the guidance during the fourth quarter of fiscal 2015 with the classification of the CMDS business as held for sale.
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
FASB issued ASU 2015-03, "Interest - Imputation of Interest," in April 2015. The issuance of ASU 2015-03 is part of the FASB's initiative to simplify the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability must be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. The guidance is effective for the Company in the first quarter of fiscal 2016, with early adoption permitted. The Company early adopted the guidance during the fourth quarter of fiscal 2015 and reclassified debt issuance costs, of $103.1 million at September 25, 2015, and expanded disclosure.
FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," in July 2015. The issuance of ASU 2015-11 is part of the FASB's initiative to more closely align the measurement of inventory between GAAP and IFRS. Under the new guidance, inventory must be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for the Company in the first quarter of fiscal 2017. The Company is assessing the potential impact of the guidance.
FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," in September 2015. Under the new guidance, the requirement to restate prior period financial statements for measurement period adjustments following a business combination is eliminated. The cumulative impact of a measurement period adjustment (including the impact on prior periods) should be recognized in the reporting period in which the adjustment is identified. The guidance is effective for the Company in the first quarter of fiscal 2017. The Company is assessing the potential impact of the guidance.

4.	Discontinued Operations and Divestitures
Discontinued Operations
CMDS: During the fourth quarter of fiscal 2015, the Company announced that it had entered into a definitive agreement to sell its CMDS business to Guerbet in a transaction valued at approximately $270.0 million, which is expected to be completed during the first quarter of fiscal 2016. As of September 25, 2015, the CMDS business is deemed to be held for sale and the financial results of this business are presented as a discontinued operation. The CMDS business has been eliminated from the Global Medical Imaging segment, which has been renamed Nuclear Imaging.

Subsequent to the sale of the CMDS business, the Company will continue to supply certain products under a supply agreement with Guerbet.
The following table summarizes the financial results of the CMDS discontinued operations for the fiscal years ended September 25, 2015, September 26, 2014 and September 27, 2013 as presented in the consolidated statements of operations and comprehensive income:

	Fiscal Year
Major line items constituting income (loss) from discontinued operations	2015	2014	2013
Net sales	$413.8	$495.8	$549.3
Cost of sales	306.4	352.9	346.7
Selling, general and administrative	97.5	97.1	114.0
Restructuring charges, net	0.3	47.2	9.5
Non-restructuring impairment charges	—	204.0	—
Other	4.7	4.1	8.4
Income (loss) from discontinued operations	4.9	(209.5)	70.7
Income tax expense (benefit)	10.8	(34.7)	21.1

Income (loss) from discontinued operations net of tax	$(5.9)	$(174.8)	$49.6

The fiscal 2014 non-restructuring impairment charge of $204.0 million includes charges of $51.4 million associated with property, plant and equipment, $52.4 million associated with intangible assets and $100.2 million associated with goodwill. Further discussion of these impairment charges are included within Notes 10 and 11.
The fiscal 2015 income tax expense of $10.8 million was impacted by approximately $10.0 million of tax expense related to taxes paid, or anticipated to be paid, in connection with the disposition. The fiscal 2014 income tax benefit of $34.7 million was impacted by receiving a tax benefit of $36.2 million on impairment of $204.0 million, by $3.0 million of tax expense associated with the rate difference between U.S. and non-U.S. jurisdictions, $2.5 million of tax benefit associated with nonrecurring valuation allowances, $0.9 million of tax expense associated with accrued income tax liabilities and uncertain tax positions, and $2.0 million of tax expense associated with permanently nondeductible, nontaxable, and other items. The fiscal 2013 income tax expense of $21.1 million was impacted by $0.7 million of tax benefit associated with the rate difference between U.S. and non-U.S. jurisdictions and $2.9 million of tax benefit associated with permanently nondeductible, nontaxable, and other items. Fiscal 2015 reflects $14.9 million of International current income tax expense, $4.4 million of International deferred income tax benefit, and none being allocable to the Domestic income tax provision. Fiscal 2014 reflects $10.4 million of Domestic current income tax expense, $6.6 million of International current income tax benefit, $35.6 million of Domestic deferred income tax benefit, and $3.0 million of International deferred income tax benefit. Fiscal 2013 reflects $5.6 million of Domestic current income tax expense, $10.7 million of International current income tax expense, $5.4 million of Domestic deferred income tax expense, and $0.5 million of International deferred income tax benefit. Domestic reflects U.K. in fiscal 2015, and U.S. federal and state in fiscal 2014 and 2013.

The following table summarizes the assets and liabilities of the CMDS business that are classified as held for sale on the consolidated balance sheets as of September 25, 2015 and September 26, 2014:

	September 25, 2015	September 26, 2014
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts receivable	$68.5	$68.9
Inventories	86.3	90.2
Property, plant and equipment, net	60.3	62.4
Intangible assets, net	27.7	30.0
Other current and non-current assets	57.1	60.5
Total assets classified as held for sale in the balance sheet	$299.9	$312.0

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$22.0	$18.0
Other current and non-current liabilities	50.8	50.7
Total liabilities classified as held for sale in the balance sheet	$72.8	$68.7

The following table summarizes significant cash and non-cash transactions of the CMDS business that are included within the consolidated statements of cash flows for the fiscal years ended September 25, 2015, September 26, 2014 and September 27, 2013:

	Fiscal Year
	2015	2014	2013
Depreciation	$15.5	$18.9	$16.0
Amortization	2.3	7.5	7.5
Capital expenditures	9.5	12.3	17.4
Non-cash impairment charges	—	204.0	—
All other notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.
Mallinckrodt Baker: During fiscal 2010, the Specialty Chemicals business (formerly known as "Mallinckrodt Baker"), which was part of the Company's Specialty Pharmaceuticals segment, was sold because its products and customer bases were not aligned with the Company's long-term strategic objectives. This business met the discontinued operations criteria and, accordingly, was included in discontinued operations for all periods presented. During fiscal 2015, 2014 and 2013, the Company recorded a loss, net of tax, of $0.1 million, a loss of $0.7 million, and a gain of $1.0 million, respectively. These gains and losses were primarily related to the indemnification obligations to the purchaser, which are discussed in Note 18.
Other: Prior to the Separation, the Company provided and accrued for an indemnification, to the purchaser of a certain legal entity, to indemnify it for tax obligations should the tax basis of certain assets not be recognized. The Company believes that, under the terms of the agreement between the parties, this indemnification obligation has expired. As such, the Company eliminated this liability and recorded a $22.5 million benefit, during fiscal 2015, in discontinued operations within the consolidated and combined statement of income.

License of Intellectual Property
The Company was involved in patent disputes with a counterparty relating to certain intellectual property related to extended-release oxymorphone. In December 2013, the counterparty agreed to pay the Company an upfront cash payment of $4.0 million and contractually obligated future payments of $8.0 million through July 2018, in exchange for the withdrawal of all claims associated with the intellectual property and a license to utilize the Company's intellectual property. The Company has completed the earnings process associated with the agreement and recorded an $11.7 million gain, included within gains on divestiture and license, during fiscal 2014.

5.	Acquisitions and License Agreements
Business Acquisitions
Therakos, Inc.
On September 25, 2015, the Company acquired Therakos, Inc. ("Therakos") through the acquisition of all the outstanding common stock of TGG Medical Solutions, Inc., the parent holding company of Therakos, in a transaction valued at approximately $1.3 billion, net of cash acquired ("the Therakos Acquisition"). Consideration for the transaction consisted of approximately $1.0 billion in cash paid to TGG Medical Solutions, Inc. shareholders and the assumption of approximately $0.3 billion of Therakos third-party debt, which was repaid in conjunction with the Therakos Acquisition. The acquisition and repayment of debt was funded through the issuance of $750.0 million aggregate principal amount of senior unsecured notes, a $500.0 million borrowing under a revolving credit facility and cash on hand. Therakos' primary immunotherapy products relate to the administering of extracorporeal photopheresis therapies through its UVAR XTS® and CellexTM Photopheresis Systems, which accelerates the Company's growth in its Specialty Brands segment.

Ikaria, Inc.
On April 16, 2015, the Company acquired Ikaria, Inc. ("Ikaria") through the acquisition of all the outstanding common stock of Compound Holdings II, Inc., the parent holding company of Ikaria, in a transaction valued at approximately $2.3 billion, net of cash acquired ("the Ikaria Acquisition"). Consideration for the transaction consisted of approximately $1.2 billion in cash paid to Compound Holdings II, Inc. shareholders and the assumption of approximately $1.1 billion of Ikaria third-party debt, which was repaid in conjunction with the Ikaria Acquisition. The acquisition and repayment of debt was funded through the issuance of $1.4 billion aggregate principal amount of senior unsecured notes, a $240.0 million borrowing under the Revolver, which was repaid subsequent to the transaction, and cash on hand. Ikaria's primary product is INOMAX® (nitric oxide) for inhalation, a vital treatment option in neonatal critical care.

Questcor Pharmaceuticals
On August 14, 2014, the Company acquired all of the outstanding common stock of Questcor Pharmaceuticals, Inc. ("Questcor"), a biopharmaceutical company, for total consideration of approximately $5.9 billion, comprised of cash consideration of $30.00 per share, 0.897 ordinary shares of the Company for each share of Questcor common stock owned and the portion of outstanding equity awards deemed to have been earned as of August 14, 2014 ("the Questcor Acquisition"). The acquisition was funded through the issuance of approximately 57 million common shares, proceeds from the issuance of $900.0 million aggregate principal of senior unsecured notes, proceeds from a $700.0 million senior secured term loan facility, $150.0 million of cash from a receivable securitization program, as further discussed in Note 12, and cash on hand. H.P. Acthar® Gel (repository corticotropin injection) ("Acthar"), Questcor's primary product, is focused on the treatment of patients with serious, difficult-to-treat autoimmune and rare diseases. Acthar is an injectable drug that is approved by the U.S. Food and Drug Administration ("FDA") for use in 19 indications, including the areas of neurology, rheumatology, nephrology and pulmonology. Questcor also supplies specialty contract manufacturing services to the global pharmaceutical and biotechnology industry through its wholly-owned subsidiary, BioVectra Inc.

Cadence Pharmaceuticals
On March 19, 2014, the Company acquired all of the outstanding common stock of Cadence Pharmaceuticals, Inc. ("Cadence"), a biopharmaceutical company focused on commercializing products principally for use in the hospital setting, for total consideration of $14.00 per share in cash, or approximately $1.3 billion ("the Cadence Acquisition"). The acquisition was primarily funded through a $1.3 billion senior secured term loan credit facility, as further discussed in Note 12. Cadence's sole product, OFIRMEV® (acetaminophen) injection ("Ofirmev"), is a proprietary intravenous formulation of acetaminophen for the management of mild to moderate pain, the management of moderate to severe pain with adjunctive opioid analgesics and the reduction of fever. The Cadence Acquisition added a growth product to the Specialty Brands product portfolio and provided us the opportunity to expand our reach into the hospital market, in which Cadence had an established presence.

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

Fair Value Allocation
The following amounts represent the preliminary allocation of the fair value of the identifiable assets acquired and liabilities assumed for the Therakos Acquisition and Ikaria Acquisition and final allocation of the fair value of the identifiable assets acquired and liabilities assumed for the Cadence Acquisition, Questcor Acquisition and CNS Therapeutics acquisition:

	Therakos	Ikaria	Questcor	Cadence	CNS Therapeutics
Cash	$41.3	$77.3	$445.1	$43.2	$3.6
Inventory	23.5	26.3	67.9	21.0	—
Intangible assets	1,170.0	1,971.0	5,601.1	1,300.0	91.9
Goodwill (non-tax deductible)	437.2	792.4	1,789.4	318.1	24.5
Other assets, current and non-current (1)	42.1	172.9	274.3	18.0	9.7
Total assets acquired	1,714.1	3,039.9	8,177.8	1,700.3	129.7
Current liabilities	24.7	32.6	168.9	48.8	4.0
Unpaid purchase consideration (current)	—	—	128.8	—	—
Other liabilities (non-current)	0.6	9.1	186.8	—	—
Deferred tax liabilities, net (non-current)	324.3	623.6	1,906.8	292.3	27.1
Contingent consideration (non-current)	—	—	—	—	6.9
Total debt	344.8	1,121.0	—	30.0	—
Total liabilities assumed	694.4	1,786.3	2,391.3	371.1	38.0
Net assets acquired	$1,019.7	$1,253.6	$5,786.5	$1,329.2	$91.7

(1)
This amount includes $22.0 million, $73.8 million, $87.3 million, $14.7 million and $3.3 million of accounts receivable for the Therakos Acquisition, Ikaria Acquisition, Questcor Acquisition, Cadence Acquisition, and CNS Therapeutics, respectively, which is also the gross contractual value.

The following reconciles the total consideration to net assets acquired:

	Therakos	Ikaria	Questcor	Cadence	CNS Therapeutics
Total consideration, net of cash	$978.4	$1,176.3	$5,470.2	$1,286.0	$95.0
Plus: cash assumed in acquisition	41.3	77.3	445.1	43.2	3.6
Total consideration	1,019.7	1,253.6	5,915.3	1,329.2	98.6
Less: unpaid purchase consideration	—	—	(128.8)	—	—
Less: contingent consideration	—	—	—	—	(6.9)
Net assets acquired	$1,019.7	$1,253.6	$5,786.5	$1,329.2	$91.7

Intangible assets acquired consist of the following:

Therakos	Amount	Amortization Period
Completed technology	$1,170.0	15 years
The completed technology intangible asset relates to extracorporeal photopheresis treatment therapies. The fair value of the intangible asset was determined using the income approach, which is a valuation technique that provides an estimate of the fair value of the asset based on market participant expectations of cash flows the asset would generate. The cash flows were discounted commensurate with the level of risk associated with each asset or its projected cash flows. The completed technology intangible asset utilized a discount rate of 17.0%. Based on the Company's preliminary estimate, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce, future product and device development, anticipated synergies and the tax status of the transaction. The goodwill is not deductible for U.S. income tax purposes. All assets acquired are included within the Company's Specialty Brands segment.

Ikaria	Amount	Amortization Period
Completed technology	$1,820.0	15 years
Trademark	70.0	22 years
In-process research and development - terlipressin	81.0	Non-Amortizable
	$1,971.0
The completed technology and trademark intangible assets relate to Inomax. The fair value of the intangible assets were determined using the income approach. The cash flows were discounted at various discount rates commensurate with the level of risk associated with each asset or its projected cash flows. Completed technology, trademark and in-process research and development ("IPR&D") terlipressin intangibles utilized discount rates of 14.5%, 14.5%, and 17.0%, respectively. The IPR&D discount rate for terlipressin was developed after assigning a probability of success to achieving the projected cash flows based on the current stage of development, inherent uncertainty in the FDA approval process and risks associated with commercialization of a new product. Based on the Company's preliminary estimate, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce, future product and device development, anticipated synergies and the tax status of the transaction. The goodwill is not deductible for U.S. income tax purposes. All assets acquired are included within the Company's Specialty Brands segment.

Questcor	Amount	Weighted-Average Amortization Period
Completed technology	$5,343.3	18 years
Trademark	5.2	13 years
Customer relationships	34.3	12 years
In-process research and development - Synacthen	218.3	Non-Amortizable
	$5,601.1
The completed technology intangible asset relates to Acthar. The trademark and customer relationship intangible assets relate to BioVectra, Inc., a wholly-owned subsidiary of Questcor. The in-process research and development relates to the U.S. development of Synacthen, a synthetic pharmaceutical product. The fair value of the intangible assets were determined using the income approach. The cash flows were discounted at various discount rates commensurate with the level of risk associated with each asset or its projected cash flows. Completed technology, customer relationships, trademark and in-process research and development intangibles utilized discount rates of 14.5%, 10.0%, 10.0% and 16.0%, respectively. The in-process research and development discount rate was developed after assigning a probability of success to achieving the projected cash flows based on the current stage of development, inherent uncertainty in the FDA approval process and risks associated with commercialization of a new product. Based on the Company's preliminary estimate, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce, anticipated synergies and the tax status of the transaction. The goodwill is not deductible for U.S. income tax purposes. The majority of assets acquired are included within the Company's Specialty Brands segment. Assets related to BioVectra, Inc. are included within the Company's Specialty Generics segment.

Cadence	Amount	Amortization Period
Completed technology	$1,300.0	8 years
The completed technology intangible asset relates to Ofirmev, the rights to which have been in-licensed from Bristol-Myers Squibb Company ("BMS"). The fair value of the intangible asset was determined using the income approach. The cash flows were discounted at a 13.0% rate. For more information on the BMS license agreement, refer to "License Agreement" below. The excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce, anticipated synergies and the tax status of the transaction. The goodwill is not deductible for U.S. income tax purposes. All assets acquired are included within the Company's Specialty Brands segment.

CNS Therapeutics	Amount	Weighted-Average Amortization Period
Completed technology	$73.1	13 years
Trademark	0.2	3 years
In-process research and development	18.6	Non-Amortizable
	$91.9
The in-process research and development projects primarily relate to certain investigational intrathecal pain products. As of the date of acquisition, these pain products were in various stages of development, with further development, testing, clinical trials and regulatory submission required in order to bring them to market. At the acquisition date, the total cost to complete these products was estimated to be approximately $18.0 million. The Company expects that regulatory approvals will occur between 2016 and 2019. The valuation of the in-process research and development was determined using, among other factors, appraisals primarily based on the discounted cash flow method. The cash flows were discounted at a 35% rate, which was considered commensurate with the risks and stages of development of the pain products. Future residual cash flows that could be generated from the products were determined based upon management's estimate of future revenue and expected profitability of the products. These projected cash flows were then discounted to their present values taking into account management's estimate of future expenses that would be necessary to bring the products to completion. The goodwill is not deductible for U.S. income tax purposes. All assets acquired are included within the Company's Specialty Brands segment.

Financial Results - The amount of net sales and earnings included in the Company's results for the periods presented were as follows:

Net sales	2015	2014
Ikaria	$191.9	$—
Questcor	1,125.9	129.2
Cadence	263.0	124.4
	$1,580.8	$253.6
Operating income (loss)
Ikaria	$47.1	$—
Questcor	223.3	17.4
Cadence	(97.3)	(66.9)
	$173.1	$(49.5)

The amount of amortization on acquired intangible assets included within operating income (loss) for the periods presented was as follows:

Intangible asset amortization	2015	2014
Ikaria	$57.1	$—
Questcor	301.4	34.9
Cadence	162.5	85.9
	$521.0	$120.8
During fiscal 2015 and 2014, the Company recognized $44.1 million and $25.7 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory. This expense was included within cost of sales.

Acquisition-Related Costs - Acquisition-related costs incurred in fiscal 2015 and 2014 for each of the fiscal 2015 and 2014 acquisitions discussed above were as follows:

Acquisition-related costs	2015	2014
Therakos	$22.5	$—
Ikaria	30.9	—
Questcor	—	47.5
Cadence	—	17.6
	$53.4	$65.1

Unaudited Pro Forma Financial Information - The following unaudited pro forma information presents a summary of the results of operations for the periods indicated as if the Questcor Acquisition and Cadence Acquisition had been completed as of September 29, 2012 and the Ikaria Acquisition and Therakos Acquisition as of September 28, 2013. The pro forma financial information is based on the historical financial information for the Company, Ikaria, Questcor and Cadence, along with certain pro forma adjustments. These pro forma adjustments consist primarily of:

•	non-recurring costs related to the step-up in fair value of acquired inventory and transaction costs related to the acquisitions;

•	increased amortization expense related to the intangible assets acquired in the acquisitions;

•	elimination of direct acquisition transaction costs from the period of acquisition;

•
increased interest expense to reflect the fixed rate unsecured notes and revolving credit facility (utilizing the interest rate in effect at the date of the acquisition of 2.6%) entered into in connection with the Therakos Acquisition, the fixed rate unsecured notes entered into in connection with the Ikaria Acquisition (assuming no interest related to the revolving credit facility which was paid down subsequent to the Ikaria Acquisition), the fixed-rate senior unsecured notes and variable-rate term loan entered into in connection with the acquisition of Questcor (utilizing the interest rate in effect at the date of acquisition of 3.50%), and the variable-rate term loan and revolving credit facility entered into in connection with the Cadence Acquisition (utilizing the interest rate in effect at the date of acquisition of 3.50%) including interest and amortization of deferred financing costs and original issue discount; and

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

	2015	2014
Net sales	$3,755.8	$3,598.1
Income (loss) from continuing operations	359.9	(63.1)

Basic earnings (loss) per share from continuing operations	$3.11	$(0.55)
Diluted earnings (loss) from per share continuing operations	3.07	(0.55)

License Agreements
Ofirmev
As part of the Cadence Acquisition, the Company acquired the exclusive development and commercialization rights to Ofirmev in the U.S. and Canada, as well as the rights to the patents and technology, which were originally in-licensed by Cadence from BMS in March 2006. BMS sublicensed these rights to Cadence under a license agreement with SCR Pharmatop S.A. ("Pharmatop"), and the Company has the right to grant sublicenses to third parties. Under this license agreement, the Company may be obligated to make future milestone payments of up to $25.0 million upon the achievement of certain levels of net sales, of which $10.0 million was paid during fiscal 2015. In addition, the Company is obligated to pay royalties on sales of the product. During fiscal 2015 and 2014, the Company paid royalties of $43.9 million and $13.2 million respectively.

Exalgo
In 2009, the Company's Specialty Brands segment acquired the rights to market and distribute the pain management drug EXALGO® (hydromorphone HCl) extended-release tablets (CII) ("Exalgo") in the U.S. Under the license agreement, the Company is obligated to make additional payments of up to $73.0 million based on the successful completion of specified development and regulatory milestones. Through fiscal 2015, $65.0 million of additional payments had been made, with $55.0 million being capitalized as an intangible asset. The Company is also required to pay royalties on sales of the product. During fiscal 2015, 2014 and 2013, the Company paid royalties of $3.2 million, $22.0 million and $24.0 million, respectively.
In January 2014, the Company purchased certain royalty rights associated with Exalgo for $7.2 million, which have been capitalized as an intangible asset.

Depomed
In 2009, the Company's Specialty Brands segment licensed worldwide rights to utilize Depomed, Inc.'s ("Depomed") Acuform gastric retentive drug delivery technology for the exclusive development of four products. Under this license agreement, the Company may be obligated to pay up to $64.0 million in development milestone payments. Through fiscal 2015, approximately $22.0 million of these payments have been made by the Company. During fiscal 2014, upon approval by the FDA for XARTEMIS™ XR (oxycodone HCl and acetaminophen) extended release tablets CII ("Xartemis XR"), the Company made a milestone payment of $10.0 million, which has been capitalized as an intangible asset.

Pennsaid
In 2009, the Company's Specialty Brands segment entered into a licensing agreement which granted it rights to market and distribute Pennsaid and Pennsaid 2%, a formulation of diclofenac sodium topical solution which was approved in February 2014 by the FDA and indicated for the treatment of pain associated with osteoarthritis of the knee. The Company was responsible for future development activities and expenses and were required to make milestone payments of up to $120.0 million based upon the successful completion of specified regulatory and sales milestones. Through fiscal 2015, $15.0 million of these payments were made, all of which were capitalized as an intangible asset. The Company is also required to pay royalties on sales of the products under this agreement. During fiscal 2015, 2014 and 2013, the Company paid royalties of $1.8 million, $4.3 million and $3.9 million, respectively.
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
Net restructuring and related charges by segment within continuing operations are as follows:

	Fiscal Year
	2015	2014	2013
Specialty Brands	$36.5	$57.0	$5.2
Specialty Generics	4.5	9.8	11.2
Nuclear Imaging	(4.6)	13.7	6.9
Corporate	4.3	1.4	3.0
Restructuring and related charges, net	40.7	81.9	26.3
Less: accelerated depreciation	(0.3)	(0.5)	(2.6)
Restructuring charges, net	$40.4	$81.4	$23.7

Net restructuring and related charges by program within continuing operations are comprised of the following:

	Fiscal Year
	2015	2014	2013
2013 Mallinckrodt Program	$7.4	$27.3	$8.5
Acquisition programs	33.6	56.4	—
Other programs	(0.3)	(1.8)	17.8
Total programs	40.7	81.9	26.3
Less: non-cash charges, including impairments and accelerated share based compensation expense	(10.1)	(38.0)	(2.6)
Total charges expected to be settled in cash	$30.6	$43.9	$23.7

Non-cash charges in fiscal 2015 and fiscal 2014 include $9.8 million and $35.1 million, respectively, of accelerated share based compensation expense related to employee terminations, primarily related to our Questcor acquisition, and fiscal 2014 includes $2.3 million of property, plant and equipment asset impairments.
The following table summarizes cash activity for restructuring reserves, substantially all of which related to employee severance and benefits, with the exception of $8.5 million in fiscal 2014 related to consulting costs associated with restructuring initiatives related to the CMDS business:

	2013 Mallinckrodt Program	Acquisition Programs	Other Programs	Total
Balance at September 28, 2012	$—	$—	$8.9	$8.9
Charges from continuing operations	8.5	—	17.6	26.1
Charges from discontinued operations	6.4	—	3.3	9.7
Changes in estimate from continuing operations	—	—	(2.4)	(2.4)
Changes in estimate from discontinued operations	—	—	(0.2)	(0.2)
Cash payments	—	—	(15.1)	(15.1)
Reclassifications (1)	—	—	(1.5)	(1.5)
Balance at September 27, 2013	14.9	—	10.6	25.5
Charges from continuing operations	32.9	22.9	1.4	57.2
Charges from discontinued operations	25.3	—	1.1	26.4
Changes in estimate from continuing operations	(7.6)	(1.6)	(4.1)	(13.3)
Changes in estimate from discontinued operations	(1.8)	—	(0.7)	(2.5)
Cash payments	(34.8)	(13.4)	(6.8)	(55.0)
Reclassifications (1)	(1.3)	—	(1.0)	(2.3)
Currency translation	(1.0)	—	(0.1)	(1.1)
Balance at September 26, 2014	26.6	7.9	0.4	34.9
Charges from continuing operations	15.4	25.3	—	40.7
Charges from discontinued operations	1.0	—	—	1.0
Changes in estimate from continuing operations	(8.3)	(1.5)	(0.3)	(10.1)
Changes in estimate from discontinued operations	(0.6)	—	—	(0.6)
Cash payments	(22.5)	(21.7)	(0.1)	(44.3)
Reclassifications (1)	(3.0)	—	—	(3.0)
Currency translation	(0.6)	—	—	(0.6)
Balance at September 25, 2015	$8.0	$10.0	$—	$18.0

(1)	Represents the reclassification of pension and other postretirement benefits from restructuring reserves to pension and postretirement obligations.

Net restructuring and related charges, including associated asset impairments, incurred cumulative to date related to the 2013 Mallinckrodt Program are as follows:

Specialty Brands	$4.0
Specialty Generics	15.6
Nuclear Imaging (including CMDS)	67.3
Corporate	10.0
$96.9
Substantially all of the restructuring reserves are included in accrued and other current liabilities on the Company's consolidated balance sheets.

7.	Income Taxes
In May 2015, the activities of the Company's principal executive offices were relocated from Ireland to the U.K. which resulted in a change in the Company's tax residence to the U.K. Mallinckrodt plc remains incorporated in Ireland. The tax regime applicable to holding companies resident in the U.K. allows Mallinckrodt plc to continue to have flexibility in structuring its subsidiary operations and enhanced global cash management. The Company continues to be subject to taxation in various tax jurisdictions worldwide. As a result of the integration of acquired intellectual property, the Company's income and assets are no longer concentrated in a single tax jurisdiction. Accordingly, in 2015 the Company reports the U.K. tax jurisdiction as its Domestic jurisdiction and the International jurisdiction represents areas outside the U.K. tax jurisdiction.
The Domestic and International components of income from continuing operations before income taxes were as follows(1):

	2015	2014	2013
Domestic	$(107.0)	$(159.9)	$34.7
International	322.3	6.0	21.0
Total	$215.3	$(153.9)	$55.7
(1) Domestic reflects U.K. in fiscal 2015, and U.S. federal and state in fiscal 2014 and fiscal 2013.

Significant components of income taxes related to continuing operations are as follows(1):

	2015	2014	2013
Current:
Domestic	$0.3	$40.9	$49.3
International	95.1	17.9	12.1
Current income tax provision	95.4	58.8	61.4
Deferred:
Domestic	$(0.8)	$(49.7)	$(18.3)
International	(187.5)	(19.2)	4.4
Deferred income tax (benefit) provision	(188.3)	(68.9)	(13.9)
	$(92.9)	$(10.1)	$47.5
(1) Domestic reflects U.K. in fiscal 2015, and U.S. federal and state in fiscal 2014 and fiscal 2013.

The fiscal 2015 International current income tax provision reflects a utilization of $7.0 million of net operating losses (primarily in the U.S.) and $14.3 million of U.S. credits. The net operating loss utilization is comprised of $4.8 million of net operating losses acquired in conjunction with the Ikaria Acquisition and the remainder utilization relating to net operating losses carried forward from fiscal 2014. The U.S. credit utilization is comprised of $7.2 million of credits acquired in conjunction with the Ikaria Acquisition and the remainder utilization relating to credits carried forward or generated during fiscal 2015.
The fiscal 2014 Domestic current income tax provision reflects a utilization of $221.3 million of net operating losses (primarily in the U.S.) and $8.6 million of U.S. credits. The net operating loss utilization is comprised of $187.8 million of net operating losses acquired in conjunction with the Cadence Acquisition and the remainder utilization relating to net operating losses carried forward.
The Company has a provincial tax holiday in Canada that expires on April 1, 2017. The tax holiday reduced International tax expense by $5.1 million and $0.3 million for the fiscal years 2015 and 2014, respectively.

The reconciliation between Domestic income taxes at the statutory rate and the Company's provision for income taxes on continuing operations is as follows:

	2015	2014	2013
Provision for income taxes at Domestic statutory income tax rate (1)	$43.1	$(53.8)	$19.5
Adjustments to reconcile to income tax provision:
U.S. state income tax provision, net (6)	—	(6.1)	3.7
Rate difference between Domestic and International jurisdictions (2) (3)	(138.6)	(10.6)	3.3
U.S. manufacturing deduction (6)	—	(4.1)	(2.5)
Valuation allowances, nonrecurring	(2.1)	0.1	3.4
Adjustments to accrued income tax liabilities and uncertain tax positions (3)	(6.8)	(1.5)	5.0
Interest and penalties on accrued income tax liabilities and uncertain tax positions (3)	0.2	(7.9)	4.7
Investment in partnership	—	20.0	—
Credits, principally research and orphan drug (4)	(8.1)	(0.8)	(6.3)
Impairments, nondeductible	—	41.8	—
Permanently nondeductible and nontaxable items (5)	16.4	13.8	15.3
Other	3.0	(1.0)	1.4
Provision for income taxes	$(92.9)	$(10.1)	$47.5

(1)	The statutory tax rate reflects the U.K. statutory tax rate of 20% for fiscal 2015, and the U.S. federal statutory tax rate of 35% for fiscal 2014 and 2013.

(2)	Includes the impact of certain recurring valuation allowances for Domestic and International jurisdictions.

(3)	Fiscal year 2013 includes impact of items relating to entities retained by Covidien in connection with the Separation.

(4)
During fiscal 2013, the U.S. Research Credit legislation was extended, with a retroactive effective date of January 1, 2012. As such, fiscal 2013 includes approximately $2.3 million of credit related to the period January 1, 2012 through September 28, 2012. Due to the December 31, 2013 tax law expiration, fiscal 2014 includes $0.7 million for the period September 28, 2013 through December 31, 2013. During fiscal 2015, the legislation was extended, with a retroactive effective date of January 1, 2014. As such, fiscal 2015 includes approximately $3.6 million of credit related to the period January 1, 2014 through September 26, 2014.

(5)	Includes the impact of nondeductible transaction and separation costs.

(6)
For fiscal 2015, U.S. state income tax benefit of $36.4 million, and U.S. manufacturing deduction tax benefit of $5.6 million were combined with the rate differences between Domestic and International jurisdictions. Fiscal 2014 includes U.S. state income tax benefit of $4.4 million associated with fiscal 2014 acquisitions and integration thereof.

The rate difference between Domestic and International jurisdictions changed from $10.6 million of tax benefit to $138.6 million of tax benefit for fiscal 2014 to fiscal 2015, respectively. The rate difference between Domestic and International jurisdictions would have been $32.1 million of tax benefit in fiscal 2014 if the referenced rate would have been the U.K. statutory rate of 21%. This change was predominately related to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was predominately due to recent acquisitions, both of which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of the $128.0 million increase to tax benefit, $21.5 million of tax benefit can be attributed to the change in the referenced rate from U.S. to U.K, $35.0 million of tax benefit to the change in operating income, $22.5 million of tax expense to the change in amortization, $31.8 million of tax benefit to the U.S. state tax benefit associated with the impact of recent acquisitions, integration thereof, and legislative changes, and $62.2 million of tax benefit related to acquisition and other non-acquisition related items.
The rate difference between Domestic and International jurisdictions changed from $3.3 million of tax expense to $10.6 million of tax benefit for fiscal 2013 to fiscal 2014, respectively. The rate difference between Domestic and International jurisdictions would have been $10.0 million of tax expense and $32.1 million of tax benefit if the referenced rate would have been the U.K. statutory rate of 23% and 21% for fiscal 2013 and 2014 respectively. This change was predominately related to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was predominately due to recent acquisitions and the benefit of intercompany debt transferred to the Company at Separation, both of which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of the $13.9 million decrease in tax expense, $10.8 million of tax expense can be attributed to the change in operating income, $14.0 million of tax expense to the change in amortization, and $38.7 million of tax benefit related to acquisition and other non-acquisition related items.

As of September 25, 2015, September 26, 2014 and September 27, 2013, the amounts of unrecognized tax benefits for which the Company is legally and directly liable and would be required to remit cash if not sustained were $89.2 million, $82.0 million and $100.1 million, respectively. For periods prior to the Separation, the Company's operations had been included in tax returns filed by Covidien or certain of its subsidiaries not included in the Company's historical combined financial statements. As a result, some U.S. uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are obligations of entities not included in the combined financial statements for periods prior to June 28, 2013. Because the activities that gave rise to these unrecognized tax benefits relate to the Company's operations, the impact of these items (presented in the table below) were charged to the income tax provision through parent company investment, which was a component of parent company equity in the combined balance sheets.
The following table summarizes the activity related to the Company's unrecognized tax benefits, excluding interest:

	2015	2014	2013
Balance at beginning of fiscal year	$82.0	$100.1	$165.5
Unrecognized tax benefits retained by Covidien	—	—	(153.7)
Unrecognized tax benefits transferred from Covidien	—	—	84.2
Additions related to current year tax positions	4.5	3.2	3.5
Additions related to prior period tax positions	19.9	30.6	6.6
Reductions related to prior period tax positions	(7.7)	(33.0)	(4.3)
Settlements	(7.8)	(6.9)	(1.6)
Lapse of statute of limitations	(1.7)	(12.0)	(0.1)
Balance at end of fiscal year	89.2	82.0	100.1

During fiscal 2015, the Company made a payment of $8.9 million ($7.4 million of tax and $1.5 million of interest) to the U.S. Internal Revenue Service ("IRS") in connection with the settlement of certain tax matters for 2008 and 2009. During fiscal 2014, the Company made a payment of $35.9 million ($27.3 million of tax and $8.6 million of interest) to the IRS in connection with the settlement of certain tax matters for 2005 through 2007.
Unrecognized tax benefits, excluding interest, are reported in the following consolidated balance sheet captions in the amount shown:

	September 25, 2015	September 26, 2014
Accrued and other current liabilities	$1.3	$6.5
Other income tax liabilities	80.0	70.7
Deferred income taxes (non-current liability)	7.9	4.8
	$89.2	$82.0

Included within total unrecognized tax benefits at September 25, 2015, September 26, 2014 and September 27, 2013, were $87.4 million, $82.0 million and $96.3 million, respectively, of unrecognized tax benefits, which if favorably settled would benefit the effective tax rate. The remaining unrecognized tax benefits for each period would be offset by the write-off of related deferred and other tax assets, if recognized. During fiscal 2015, the Company recorded $5.7 million of additional interest through tax provision and acquisition accounting and decreased interest $9.3 million related to cash payments related to settlements as well as reductions related to prior periods. During fiscal 2014 and 2013, the Company accrued additional interest of $7.0 million and $2.4 million, respectively. The total amount of accrued interest related to uncertain tax positions was $41.7 million, $45.1 million and $62.1 million, respectively.
It is reasonably possible that within the next twelve months, as a result of the resolution of various Domestic and International examinations and appeals and the expiration of various statutes of limitation, that the unrecognized tax benefits could decrease by up to $17.5 million. Interest and penalties could decrease by up to $8.8 million.
Income taxes payable, including uncertain tax positions and related interest accruals, is reported in the following consolidated balance sheet captions in the amounts shown.

	September 25, 2015	September 26, 2014
Accrued and other current liabilities	$19.8	$13.1
Other income tax liabilities	121.3	122.6
	$141.1	$135.7
At September 25, 2015, other assets includes $52.2 million of tax payments associated with non-current deferred intercompany transactions. Prepaid expenses and other current assets includes $8.7 million of tax payments associated with current deferred intercompany transactions, and $81.3 million of receivables associated with tax payments on account with the taxing authorities. At September 26, 2014, other assets includes $14.8 million of tax payments associated with non-current deferred intercompany transactions. Prepaid expenses and other current assets includes a receivable of $60.0 million associated with the Questcor acquisition and tax payments of $0.6 million associated with current deferred intercompany transactions. All of the above items exclude amounts related to assets which are held for sale.

	September 25, 2015	September 26, 2014
Other assets	$52.2	$14.8
Prepaid expenses and other current assets	90.0	63.4
	$142.2	$78.2

Covidien continues to be examined by various taxing authorities for periods the Company was included within the consolidated results of Covidien. In connection with the Separation, the Company entered into a tax matters agreement ("the Tax Matters Agreement") with Covidien that generally governs Covidien's and Mallinckrodt's respective rights, responsibilities and obligations after the Separation with respect to certain taxes, including, but not limited to, ordinary course of business taxes. For further information on the Tax Matters Agreement, refer to Note 17.
As of September 25, 2015, the earliest open year for U.S. federal and state tax jurisdictions is 1996. Additionally, a number of tax periods from 2009 to present are subject to examination by tax authorities in various jurisdictions, including Ireland, Luxembourg, Switzerland, and the U.K.
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred tax (liability) asset at the end of each fiscal year were as follows:

	September 25, 2015	September 26, 2014
Deferred tax assets:
Accrued liabilities and reserves	$92.5	$68.9
Inventories	23.2	21.4
Tax loss and credit carryforwards	163.3	93.8
Environmental liabilities	23.6	29.5
Rebate reserves	48.5	41.1
Expired product	26.3	39.0
Postretirement benefits	33.8	34.5
Federal and state benefit of uncertain tax positions and interest	33.6	29.5
Share-based compensation	18.9	28.1
Intangible assets	105.7	9.6
Other	20.2	32.0
	589.6	427.4
Deferred tax liabilities:
Property, plant and equipment	(140.1)	(121.6)
Intangible assets	(1,550.7)	(2,177.9)
Installment sale	(1,465.3)	(93.6)
Investment in partnership	(187.9)	(191.3)
	(3,344.0)	(2,584.4)
Net deferred tax (liability) before valuation allowances	(2,754.4)	(2,157.0)
Valuation allowances	(233.0)	(76.9)
Net deferred tax (liability)	$(2,987.4)	$(2,233.9)

Deferred taxes are reported in the following consolidated and combined balance sheet captions in the amounts shown:

	September 25, 2015	September 26, 2014
Deferred income taxes (current asset)	$142.7	$152.3
Other non-current assets	7.0	13.4
Accrued and other current liabilities	(4.7)	—
Deferred income taxes (non-current liability)	(3,132.4)	(2,399.6)
Net deferred tax (liability)	$(2,987.4)	$(2,233.9)

The Company's current deferred tax asset decreased from $152.3 million at September 26, 2014 to $142.7 million at September 25, 2015 primarily due to changes in inventory valuation as a result of profits in intercompany inventory, the increase in deferred tax assets from the Ikaria Acquisition, and decreases to operational deferred tax assets due to normal operating activities. Additionally, the Company's non-current deferred tax liability increased from $2,399.6 million at September 26, 2014 to $3,132.4 million at September 25, 2015, primarily due to $623.6 million related to the Ikaria Acquisition, $324.3 million related to the Therakos Acquisition, offset by $54.3 million of decreases associated with the amortization of intangibles, $105.4 million of decreases associated with the payment of internal installment sale obligations, and approximately $44.0 million of decreases related to other impacts of recent acquisitions and integration.

The Ikaria Acquisition resulted in a net deferred tax liability increase of $596.9 million. Significant components of this increase include $620.2 million of deferred tax liabilities associated with intangibles and $17.5 million of deferred tax liability associated with property, plant and equipment, partially offset by $21.7 million of deferred tax assets associated with U.S. tax credits, $13.1 million of deferred tax assets associated with financing repayments and $4.9 million of deferred tax assets associated with U.S. net operating losses.
The Therakos Acquisition resulted in a net deferred tax liability increase of $324.3 million. Significant components of this increase include $334.1 million of deferred tax liabilities associated with intangibles partially offset by $13.5 million of deferred tax assets predominately associated with U.S. net operating losses.

As a part of the Questcor integration, the Company entered into an internal installment sale transaction during the three months ended December 26, 2014. The Questcor internal installment sale transaction resulted in a decrease of $1,488.7 million to the deferred tax liability associated with the Acthar intangible asset, a $1,515.9 million increase to the deferred tax liability associated with an installment sale note receivable, a $25.3 million increase to deferred tax charge, and a $1.9 million increase to prepaid taxes.
At September 25, 2015, the Company had approximately $126.0 million of net operating loss carryforwards in certain non-U.K. jurisdictions, of which $91.4 million have no expiration and the remaining $34.6 million will expire in future years through 2025. The Company had $19.6 million of U.K. net operating loss carryforwards at September 25, 2015, which have no expiration date.
At September 25, 2015 the Company also had $16.3 million of tax credits available to reduce future income taxes payable, primarily in jurisdictions within the U.S., of which $3.1 million have no expiration and the remainder expire during fiscal 2016 through 2034.
The deferred tax asset valuation allowances of $233.0 million and $76.9 million at September 25, 2015 and September 26, 2014, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily International net operating losses and intangible assets. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.
The tax residency change impacts the Company’s analysis of its cumulative unrepatriated earnings. As of September 25, 2015, the cumulative amount of undistributed earnings of the Company's subsidiaries that may be subject to tax, but are considered to be indefinitely reinvested, was $369.0 million. It is not practicable to determine the cumulative amount of tax liability that would arise if these indefinitely reinvested earnings were remitted due to a variety of factors including the complexity of the Company's global legal entity structure as well as the timing, extent, and nature of any hypothetical repatriation of unremitted earnings. The net decrease in such undistributed earnings as compared to the period ended September 26, 2014 was attributable to the impact of the tax residency change and associated jurisdictions that could be remitted in a tax-free manner as well as the removal of the earnings for the entities classified as held for sale. These decreases were partially offset by an increase in unrepatriated earnings associated with income and losses attributed to the current year activity.

The Company has accrued a $0.7 million deferred tax liability associated with approximately $13.4 million of unrepatriated earnings that are not indefinitely reinvested on assets from continuing operations. The Company has also accrued a $6.5 million deferred tax liability associated with approximately $41.3 million of unrepatriated earnings that are not indefinitely reinvested related to assets held for sale.

8.	Earnings (Loss) per Share

In fiscal 2015 and 2014, basic and diluted earnings (loss) per share were computed using the two-class method. The two-class method is an earnings allocation that determines earnings per share for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stock awards, issued in conjunction with the Questcor Acquisition in August 2014, are considered participating securities as holders are entitled to receive non-forfeitable dividends during the vesting term. Diluted earnings per share includes securities that could potentially dilute basic earnings per share during a reporting period, for which the Company includes all share-based compensation awards other than participating securities. Dilutive securities, including participating securities, are not included in the computation of loss per share when the Company reports a net loss from continuing operations as the impact would be anti-dilutive.
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
The computations of basic and diluted earnings (loss) per share assumes that the number of shares outstanding for periods prior to June 28, 2013 was equal to the number of ordinary shares of Mallinckrodt outstanding on June 28, 2013, immediately following the distribution of one ordinary share of Mallinckrodt for every eight ordinary shares of Covidien. The dilutive effect of the Company's share-based awards that were issued as a result of the conversion of Covidien share-based awards with the Separation, the conversion of Questcor share-based awards with the Questcor Acquisition, the initial equity awards granted to certain of the Company's executives on July 1, 2013 and any other Company grants made since the Separation have been included in the computation of diluted earnings per share for fiscal 2015, 2014 and 2013, calculated under the methodologies outlined above, weighted appropriately for the portion of the period they were outstanding.

	2015	2014	2013
Earnings (loss) per share numerator:
Income (loss) from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$308.2	$(143.8)	$8.2
Less: earnings allocated to participating securities	2.5	—	—
Income (loss) from continuing operations attributable to common shareholders, after earnings allocated to participating securities	305.7	(143.8)	8.2

Income (loss) from discontinued operations	16.5	(175.5)	50.6
Less: earnings from discontinued operations allocated to participating securities	0.1	—	—
Income (loss) from discontinued operations attributable to common shareholders, after allocation of earnings to participating securities	16.4	(175.5)	50.6
Net income (loss) attributable to common shareholders, after allocation of earnings to participating securities	$322.1	$(319.3)	$58.8
Earnings (loss) per share denominator:
Weighted-average shares outstanding - basic	115.8	64.9	57.7
Impact of dilutive securities	1.4	—	0.1
Weighted-average shares outstanding - diluted	117.2	64.9	57.8
Basic earnings (loss) per share attributable to common shareholders
Income (loss) from continuing operations	$2.64	$(2.22)	$0.14
Income (loss) from discontinued operations	0.14	(2.70)	0.88
Net income (loss) attributable to common shareholders	$2.78	$(4.92)	$1.02
Diluted earnings (loss) per share attributable to common shareholders
Income (loss) from continuing operations	$2.61	$(2.22)	$0.14
Income (loss) from discontinued operations	0.14	(2.70)	0.88
Net income (loss) attributable to common shareholders	$2.75	$(4.92)	$1.02
The computation of diluted earnings per share for fiscal 2015, 2014 and 2013 excludes approximately 0.1 million, 5.7 million and 0.5 million, respectively, of equity awards because the effect would have been anti-dilutive. As the Company incurred a net loss in fiscal 2014, there was no allocation of the undistributed loss to participating securities because the effect would have been anti-dilutive to basic and diluted earnings per share.

9.	Inventories
Inventories are comprised of the following at the end of each period:

	September 25, 2015	September 26, 2014
Raw materials and supplies	$66.3	$57.5
Work in process	124.2	184.7
Finished goods	91.3	64.2
Inventories	$281.8	$306.4

10.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	September 25, 2015	September 26, 2014
Land	$49.8	$47.3
Buildings	333.7	289.4
Capitalized software	120.2	94.5
Machinery and equipment	1,220.0	1,041.6
Construction in process	146.9	196.2
	1,870.6	1,669.0
Less: accumulated depreciation	(879.3)	(782.2)
Property, plant and equipment, net	$991.3	$886.8

The amounts above include property under capital leases of $14.8 million and $16.9 million at September 25, 2015 and September 26, 2014, respectively, consisting primarily of buildings. Accumulated amortization of capitalized leased assets was $14.6 million and $15.8 million at the end of fiscal 2015 and 2014, respectively.
Depreciation expense, including amounts related to capitalized leased assets, for continuing operations was $103.9 million, $94.7 million and $88.1 million for fiscal 2015, 2014 and 2013, respectively.

Long-Lived Asset Impairment Analysis
In fiscal 2014, the Company recorded long-lived asset impairment charges related to our CMDS asset group. During the fourth quarter of fiscal 2014, the Company received notification that we lost preferred supplier status with a significant group purchasing organization ("GPO") and that a related-party supply contract was terminated by the Company. The Company determined that these events constituted a triggering event with respect to our CMDS asset group assessed the recoverability of the CMDS asset group. The Company determined that the undiscounted cash flows of this asset group were less than its net book value. This would require the Company to record an impairment charge if the fair value of the CMDS asset group was less than its net book value.
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

The Company's projections in the CMDS asset group included long-term net sales and operating income at lower than historical levels. The decrease in net sales and operating income is reflective of the notification of the loss of a significant customer, termination of a supply contract with a related party and increased competition in the marketplace. The Company utilized a WACC of 8.0%, which reflects the lower inherent risk with the decreasing revenue trends. These assumptions resulted in a fair value of the CMDS asset group that was less than its net book value. Therefore, the Company recorded impairment charges of $65.9 million and $52.4 million to the property, plant and equipment and long-lived amortizing intangible assets, respectively, included in the CMDS asset group. The Company announced that it had entered into a definitive agreement to sell its CMDS business, therefore the business is deemed to be held for sale and the financial results of this business are presented as a discontinued operation. The Company reclassified $51.4 million of the impairment charge associated with property, plant and equipment to discontinued operations as certain assets are expected to be retained by the Company based upon the terms of the Company's agreement with Guerbet. The Company reclassified $52.4 million of the impairment charge associated with intangible assets to discontinued operations.

11.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

	September 25, 2015		September 26, 2014
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$3,442.4	$—	$2,194.9	$—
Specialty Generics	207.0	—	207.0	—
Nuclear Imaging	119.5	(119.5)	119.5	(119.5)
Total	$3,768.9	$(119.5)	$2,521.4	$(119.5)

During the fiscal year ended September 25, 2015, the gross carrying value of goodwill in the Specialty Brands segment increased by $1,247.5 million, attributable to $792.4 million from the Ikaria Acquisition, $437.2 million from the Therakos Acquisition and $17.9 million resulting from adjustments to the Questcor Acquisition purchase price allocation.

Goodwill Impairment Analysis
The Company has identified the Specialty Brands, Specialty Generics and the Nuclear Imaging businesses as representing both segments and reporting units. For purposes of assessing impairment and the recoverability of goodwill for each reporting unit the Company makes various assumptions regarding estimated future cash flows, discount rates and other factors in determining the fair values of each reporting unit using the income approach. The Company's projections of future cash flows were then discounted based on a WACC determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the terminal year cash flows, both of which represent the Company's estimate of stable, sustainable growth. The fair value of the reporting unit represents the sum of the discounted cash flows from the discrete period and the terminal year cash flows. The fair values of the reporting units were assessed for reasonableness by aggregating the fair values and comparing this to the Company's market capitalization with a control premium.
The Company's projections in its Specialty Brands reporting unit include long-term revenue and operating income at levels higher than historical levels, which is primarily associated with revenue growth for Acthar, Inomax and Ofirmev. The projections also reflect the potential impacts from the future loss of exclusivity related to Ofirmev. The Company utilized a WACC of 12.0%. These assumptions resulted in a fair value of the Specialty Brands reporting unit in excess of its net book value. Should the Specialty Brands reporting unit fail to experience growth in the aforementioned products, revise its long-term projections for these products downward or market conditions dictate utilization of higher discount rates, the Specialty Brands reporting unit could be subject to impairment in future periods.
The Company's projections in its Specialty Generics and API reporting unit include long-term revenue and operating income at levels lower than historical levels primarily attributable to increased competition. The Company utilized a WACC of 11.0%. These assumptions resulted in a fair value of the Specialty Generics and API reporting unit in excess of its net book value.
In fiscal 2014, the Company recorded goodwill impairment charges related to our former Global Medical Imaging reporting unit (which included the CMDS business that is now included within discontinued operations and the remaining Nuclear Imaging reporting unit). The Company recorded an impairment charge related to goodwill in fiscal 2014 of $219.7 million, which eliminated all goodwill balances related to the Global Medical Imaging reporting unit. In fiscal 2015, the Company announced that it had entered into a definitive agreement to sell its CMDS business, therefore the business was deemed to be held for sale and the financial results of this business are presented as a discontinued operation. The Company reclassified $100.2 million of the impairment charge to discontinued operations.
The gross carrying amount and accumulated amortization of intangible assets, excluding held for sale intangible assets, at the end of each period were as follows:

	September 25, 2015		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$9,896.0	$765.8	$6,906.0	$235.6
Licenses	185.1	99.8	185.1	87.3
Customer relationships	28.1	4.4	33.8	0.6
Trademarks	82.1	6.2	13.0	4.1
Other	6.7	6.7	6.7	5.0
Total	$10,198.0	$882.9	$7,144.6	$332.6
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	316.2		235.2
Total	$351.2		$270.2

Finite-lived intangible asset amortization expense within continuing operations was $550.3 million, $154.8 million and $27.9 million in fiscal 2015, 2014 and 2013, respectively. The estimated aggregate amortization expense on intangible assets owned by the Company, excluding held for sale intangible assets, is expected to be as follows:

Fiscal 2016	$693.7
Fiscal 2017	691.9
Fiscal 2018	682.9
Fiscal 2019	682.6
Fiscal 2020	682.0

12.	Debt
Debt was comprised of the following at the end of each period:

	September 25, 2015		September 26, 2014
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
2.85% term loan due April 2016	$—	$—	$0.4	$—
Term loans due March 2021	20.0	—	18.2	—
4.00% term loan due February 2022	1.0	—	1.2	—
Capital lease obligation and vendor financing agreements	1.3	—	1.4	—
Total current debt	22.3	—	21.2	—
Long-term debt:
Variable rate receivable securitization	153.0	0.8	150.0	1.0
2.85% term loan due April 2016	—	—	2.7	—
3.50% notes due April 2018	300.0	1.7	300.0	2.4
4.88% notes due April 2020	700.0	11.3	—	—
Term loans due March 2021	1,958.5	44.1	1,978.5	52.4
4.00% term loan due February 2022	6.9	—	9.6	—
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% notes due August 2022	900.0	14.4	900.0	16.4
8.00% debentures due March 2023	4.4	—	8.0	—
4.75% notes due April 2023	600.0	7.1	600.0	7.9
5.625% notes due October 2023	750.0	13.7	—	—
5.50% notes due April 2025	700.0	11.9	—	—
Revolving credit facility	500.0	4.9	—	5.5
Capital lease obligation and vendor financing agreements	1.0	—	0.4	—
Total long-term debt	6,584.2	109.9	3,959.6	85.6
Total debt	$6,606.5	$109.9	$3,980.8	$85.6

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
In April 2013, MIFSA issued $300.0 million aggregate principal amount of 3.50% senior unsecured notes due April 2018 and $600.0 million aggregate principal amount of 4.75% senior unsecured notes due April 2023 (collectively, "the Notes"). Mallinckrodt plc has fully and unconditionally guaranteed the Notes on an unsecured and unsubordinated basis. The Notes are subject to an indenture which contains covenants limiting the ability of MIFSA, its restricted subsidiaries (as defined in the Notes) and Mallinckrodt plc, as guarantor, to incur certain liens or enter into sale and lease-back transactions. It also restricts Mallinckrodt plc and MIFSA's ability to merge or consolidate with any other person or sell or convey all or substantially all of their assets to any one person. MIFSA may redeem all of the Notes at any time, and some of the Notes from time to time, at a redemption price equal to the principal amount of the Notes redeemed plus a make-whole premium. MIFSA will pay interest on the Notes semiannually in arrears on April 15 and October 15 of each year, which commenced on October 15, 2013. The net proceeds to MIFSA from the issuance and sale of the Notes was $889.3 million, the majority of which was retained by Covidien per the terms of the Separation and Distribution Agreement.
In March 2014, MIFSA and Mallinckrodt CB LLC ("MCB"), each a wholly-owned subsidiary of the Company, entered into senior secured credit facilities consisting of a $1.3 billion term loan facility due 2021 ("the Term Loan") and a $250.0 million revolving credit facility due 2019 ("the Revolver") (collectively, "the Facilities"). The Facilities are fully and unconditionally guaranteed by Mallinckrodt plc, certain of its direct or indirect wholly-owned U.S. subsidiaries and each of its direct or indirect wholly-owned subsidiaries that owns directly or indirectly any such wholly-owned U.S. subsidiary (collectively, "the Guarantors"). The Facilities are secured by a security interest in certain assets of MIFSA, MCB and the Guarantors. The Facilities contain customary affirmative and negative covenants, which include, among other things, restrictions on the Company's ability to declare or pay dividends, create liens, incur additional indebtedness, enter into sale and lease-back transactions, make investments, dispose of assets and merge or consolidate with any other person. In addition, the Revolver contains a financial covenant that may limit the Company's total net debt leverage ratio, which is defined as the ratio of (i) the Company's consolidated debt, less any unrestricted cash and cash equivalents, to (ii) the Company's adjusted consolidated EBITDA, as defined in the credit agreement. The Facilities bear interest at LIBOR plus a margin based on the Company's total net debt leverage ratio, and the Term Loan is subject to a minimum LIBOR level of 0.75%. Interest payment dates are variable based on the LIBOR rate utilized, but the Company generally expects interest to be payable every 90 days. The Term Loan requires quarterly principal amortization payments in an amount equal to 0.25% of the original principal amount of the Term Loan payable on the last day of each calendar quarter, which commenced on June 30, 2014, with the remaining balance payable on the due date, March 19, 2021. The Company incurred an original issue discount of 0.25%, or $3.3 million, associated with the Term Loan. The Revolver contains a $150.0 million letter of credit provision, of which none had been issued as of September 25, 2015. On August 28, 2015, in connection with the Therakos Acquisition, Mallinckrodt Enterprises LLC and Mallinckrodt plc, two wholly owned subsidiaries of Mallinckrodt plc, MIFSA and MCB, entered into a $250.0 million replacement revolving credit facility (the “2015 Replacement Revolving Credit Facility”), which refinanced and replaced in full the existing revolving credit facility, and an additional $250.0 million incremental revolving credit facility (the “2015 Incremental Revolving Credit Facility” and, together with the 2015 Replacement Revolving Credit Facility, the “2015 Revolving Credit Facility”), such that the 2015 Revolving Credit Facility has an aggregate facility size of $500.0 million. Unused commitments on the 2015 Revolving Credit Facility are subject to an annual commitment fee, which was 0.275% as of September 25, 2015, and the fee applied to outstanding letters of credit is based on the interest rate applied to borrowings. As of September 25, 2015, the applicable interest rate on outstanding borrowings under the 2015 Revolving Credit Facility was 2.6%, and outstanding borrowings totaled $500.0 million.
In July 2014, Mallinckrodt Securitization S.À.R.L. ("Mallinckrodt Securitization"), a wholly-owned special purpose subsidiary of the Company, entered into a $160.0 million accounts receivable securitization facility that matures in July 2017 ("the Receivable Securitization"). In January 2015, Mallinckrodt Securitization amended the Receivable Securitization with third-party lenders to increase the borrowing limit from $160.0 million to $250.0 million. The terms of the Receivable Securitization, and the determination of interest rates, were largely unchanged. Mallinckrodt Securitization may, from time to time, obtain up to $250.0 million in third-party borrowings secured by certain receivables, which may be increased to $300.0 million upon approval of the third-party lenders, subject to certain conditions. The Receivable Securitization agreements contain customary representations, warranties and affirmative and negative covenants.The borrowings under the Receivable Securitization are to be repaid as the secured receivables are collected. Loans under the Receivable Securitization will bear interest (including facility fees) at a rate equal to one month LIBOR rate plus a margin of 0.80%. Unused commitments on the Receivables Securitization are subject to an annual commitment fee of 0.35%. As of September 25, 2015, the applicable interest rate on outstanding borrowings under the Receivable Securitization was 0.99% and outstanding borrowings totaled $153.0 million.
In August 2014, MIFSA and MCB issued $900.0 million aggregate principal amount of 5.75% senior unsecured notes due August 1, 2022 ("the 2022 Notes”). The 2022 Notes are guaranteed on an unsecured basis by certain of MIFSA's subsidiaries. The 2022 Notes are subject to an indenture that contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the indenture could result in the acceleration of the 2022 Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Mallinckrodt plc and its subsidiaries. MIFSA may redeem some or all of the 2022 Notes prior to August 1, 2017 by paying a make-whole premium. MIFSA may redeem some or all of the 2022 Notes on or after August 1, 2017 at specified redemption prices. In addition, prior to August 1, 2017, MIFSA may redeem up to 40% of the aggregate principal amount of the 2022 Notes with the net proceeds of certain equity offerings. The Issuers are obligated to offer to repurchase the 2022 Notes at a price of (a) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These obligations are subject to certain qualifications and exceptions. MIFSA pays interest on the 2022 Notes semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 2015.
In August 2014, MIFSA and MCB entered into a $700.0 million senior secured term loan facility ("the New Term Loan”). The New Term Loan is an incremental tranche under the credit agreement governing our existing Term Loan and Revolver, entered into in March 2014, (collectively, with the New Term Loan, represent "the Senior Secured Credit Facilities"). New Term Loan has substantially similar terms to the Term Loan (other than pricing); including the determination of interest rates and quarterly principal amortization payments equal to 0.25% of the original principal amount of the New Term Loan. The quarterly principal payments commenced on December 31, 2014, with the remaining balance payable on the due date of March 19, 2021. Mallinckrodt plc and its subsidiaries (other than MIFSA, MCB and the subsidiaries of MIFSA that guarantee the Facilities) will not guarantee the New Term Loan, and the New Term Loan will not be secured by the assets of such entities. The August 2014 Term Loan bears interest under substantially similar terms of the March 2014 Term Loan, including the use of LIBOR rates with a minimum floor, except that the margin applied to LIBOR is not dependent upon the Company's total net debt leverage ratio.
On April 15, 2015, MIFSA and MCB issued $700.0 million aggregate principal amount of 4.875% senior unsecured notes due April 15, 2020 ("the 2020 Notes") and $700.0 million aggregate principal amount of 5.50% senior unsecured notes due April 15, 2025 ("the 2025 Notes", and together with the 2020 Notes, the "Ikaria Notes"). The Ikaria Notes are guaranteed by Mallinckrodt plc and each of its subsidiaries that guarantee the obligations under the Facilities, which following the Ikaria Acquisition includes Compound

Holdings II, Inc. and its U.S. subsidiaries. The Ikaria Notes are subject to an indenture that contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the indenture could result in the acceleration of the Ikaria Notes and could cause a cross-default that could result in the acceleration of other indebtedness of the Company. The Issuers may redeem some or all of the (i) 2020 Notes prior to April 15, 2017 and (ii) 2025 Notes prior to April 15, 2020, in each case, by paying a “make-whole” premium. The Issuers may redeem some or all of the (i) 2020 Notes on or after April 15, 2017 and (ii) 2025 Notes on or after April 15, 2020, in each case, at specified redemption prices. In addition, prior to (i) April 15, 2017, in the case of the 2020 Notes, and (ii) April 15, 2018, in the case of the 2025 Notes, the Issuers may redeem up to 40% of the aggregate principal amount of the 2020 Notes or 2025 Notes, as the case may be, with the net proceeds of certain equity offerings. The Issuers are obligated to offer to repurchase (a) each series of Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) the Notes at a price of 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain net asset sales. These obligations are subject to certain qualifications and exceptions. The Company pays interest on the Ikaria Notes semiannually on April 15th and October 15th of each year, commencing on October 15, 2015.
On September 24, 2015, in connection with the Therakos Acquisition, MIFSA and MCB issued $750.0 million aggregate principal amount of 5.625% senior unsecured notes due October 2023 (the “2023 Notes”). The Notes are guaranteed by Mallinckrodt plc and each of its subsidiaries under the Facilities, which following the Therakos Acquisition includes TGG Medical Solutions, Inc. and its U.S. subsidiaries. The 2023 Notes are subject to an indenture that contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the indenture could result in the acceleration of the 2023 Notes and could cause a cross-default that could result in the acceleration of other indebtedness of the Company. The Issuers may redeem some or all of the 2023 Notes on or after October 15, 2018 at specified redemption prices. In addition, prior to October 15, 2018, the Issuers may redeem up to 40% of the aggregate principal amount of the 2023 Notes with the net proceeds of certain equity offerings. The Issuers may also redeem all, but not less than all, of the Notes at any time at a price of 100% of their principal amount, plus accrued and unpaid interest, if any, in the event the Issuers become obligated to pay additional amounts as a result of changes affecting certain withholding tax laws applicable to payments on the Notes. The Issuers are obligated to offer to repurchase the 2023 Notes (a) at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) the 2023 Notes at a price of 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain net asset sales. These obligations are subject to certain qualifications and exceptions. The Company pays interest on the 2023 Notes semiannually on April 15th and October 15th of each year, commencing on April 15, 2016.
As of September 25, 2015, the applicable interest rate for the Term Loan and New Term Loan were 3.25% and 3.50%, respectively, and outstanding principal under these agreements totaled approximately $1,978.5 million.
The aggregate amounts of debt, including the capital lease obligation, maturing during the next five fiscal years are as follows:

Fiscal 2016	$22.3
Fiscal 2017	175.0
Fiscal 2018	321.2
Fiscal 2019	521.2
Fiscal 2020	721.2

13.	Retirement Plans
Defined Benefit Plans
The Company sponsors a number of defined benefit retirement plans covering certain of its U.S. employees and non-U.S. employees. As of September 25, 2015, U.S. plans represented 70.6% of the Company's total pension plan assets and 73.1% of the Company's projected benefit obligation. The Company generally does not provide postretirement benefits other than retirement plan benefits for its employees; however, certain of the Company's U.S. employees participate in postretirement benefit plans that provide medical benefits. These plans are unfunded.

The net periodic benefit cost (credit) for the Company's pension and postretirement benefit plans was as follows:

	Pension Benefits			Postretirement Benefits
	Fiscal Year			Fiscal Year
	2015	2014	2013	2015	2014	2013
Service cost	$4.5	$5.1	$5.0	$0.1	$0.1	$0.1
Interest cost	17.5	19.6	18.2	1.9	2.1	2.4
Expected return on plan assets	(22.6)	(24.6)	(29.6)	—	—	—
Amortization of net actuarial loss	9.4	8.1	12.3	—	—	0.3
Amortization of prior service cost	(0.6)	(0.6)	0.6	(4.0)	(9.3)	(9.1)
Loss on plan settlements	6.0	3.8	6.8	—	—	—
Net periodic benefit cost (credit)	$14.2	$11.4	$13.3	$(2.0)	$(7.1)	$(6.3)

The following table represents the changes in benefit obligations, plan assets and the net amounts recognized on the consolidated balance sheets for pension and postretirement benefit plans at the end of fiscal 2015 and 2014:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Projected benefit obligations at beginning of year	$538.4	$501.7	$52.0	$53.2
Service cost	4.5	5.1	0.1	0.1
Interest cost	17.5	19.6	1.9	2.1
Employee contributions	0.6	0.6	—	—
Actuarial (gain) loss	(4.5)	60.0	2.1	0.5
Benefits and administrative expenses paid	(21.1)	(21.9)	(3.9)	(3.9)
Plan settlements	(23.6)	(17.6)	—	—
Net transfer in/(out)	0.6	—	—	—
Currency translation	(18.9)	(9.1)	—	—
Projected benefit obligations at end of year	$493.5	$538.4	$52.2	$52.0

Change in plan assets:
Fair value of plan assets at beginning of year	$473.6	$456.0	$—	$—
Actual return on plan assets	12.5	59.7	—	—
Employer contributions	13.0	4.9	3.9	3.9
Employee contributions	0.6	0.6	—	—
Benefits and administrative expenses paid	(21.1)	(21.9)	(3.9)	(3.9)
Plan settlements	(23.6)	(17.6)	—	—
Currency translation	(17.1)	(8.1)	—	—
Fair value of plan assets at end of year	$437.9	$473.6	$—	$—
Funded status at end of year	$(55.6)	$(64.8)	$(52.2)	$(52.0)

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Amounts recognized on the consolidated balance sheet:
Non-current assets	$20.1	$9.8	$—	$—
Current liabilities	(6.6)	(2.7)	(4.6)	(4.8)
Non-current liabilities	(69.1)	(71.9)	(47.6)	(47.2)
Net amount recognized on the consolidated balance sheet	$(55.6)	$(64.8)	$(52.2)	$(52.0)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$(104.1)	$(115.1)	$(5.1)	$(2.9)
Prior service credit	5.5	6.9	14.9	18.8
Net amount recognized in accumulated other comprehensive income	$(98.6)	$(108.2)	$9.8	$15.9

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost (credit) in fiscal 2016 are as follows:

	Pension Benefits	Postretirement Benefits
Amortization of net actuarial loss	$10.8	$—
Amortization of prior service cost	(0.5)	(2.1)

The accumulated benefit obligation for all pension plans at the end of fiscal 2015 and 2014 was $489.4 million and $533.6 million, respectively. Additional information related to pension plans is as follows:

	2015	2014
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$368.8	$394.7
Fair value of plan assets	294.1	321.6

The accumulated benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets do not significantly differ from the amounts in the table above since substantially all of the Company's pension plans are frozen.

Actuarial Assumptions
Weighted-average assumptions used each fiscal year to determine net periodic benefit cost for the Company's pension plans are as follows:

	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Discount rate	3.8%	4.2%	3.5%	2.5%	3.5%	4.0%
Expected return on plan assets	6.0%	6.5%	7.9%	2.9%	3.1%	3.5%
Rate of compensation increase	—%	—%	—%	3.2%	3.5%	3.7%

Weighted-average assumptions used each fiscal year to determine benefits obligations for the Company's pension plans are as follows:

	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Discount rate	3.9%	3.9%	4.3%	2.5%	2.5%	3.7%
Rate of compensation increase	—%	—%	—%	3.6%	3.4%	3.5%

For the Company's U.S. plans, the discount rate is based on the market rate for a broad population of Moody's AA-rated corporate bonds over $250.0 million. For the Company's non-U.S. plans, the discount rate is generally determined by reviewing country and region specific government and corporate bond interest rates.
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
The weighted-average discount rate used to determine net periodic benefit cost and obligations for the Company's postretirement benefit plans are as follows:

	2015	2014	2013
Net periodic benefit cost	3.6%	4.0%	3.2%
Benefit obligations	3.9%	3.7%	4.0%

Healthcare cost trend assumptions for postretirement benefit plans are as follows:

	2015	2014
Healthcare cost trend rate assumed for next fiscal year	7.1%	7.1%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%
Fiscal year the ultimate trend rate is achieved	2029	2029

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	0.8	(0.7)

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
Pension plans have the following weighted-average asset allocations at the end of each fiscal year:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Equity securities	27%	28%	6%	8%
Debt securities	70	70	1	2
Cash and cash equivalents	3	1	—	—
Other	—	1	93	90
Total	100%	100%	100%	100%

The following tables provide a summary of plan assets held by the Company's pension plans that are measured at fair value on a recurring basis at the end of fiscal 2015 and 2014:

		Basis of Fair Value Measurement
	Fiscal 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities:
U.S. small mid cap	$15.1	$15.1	$—	$—
U.S. large cap	46.2	46.2	—	—
International	31.0	22.7	8.3	—
Debt securities:
Diversified fixed income funds (1)	198.4	196.9	1.5	—
High yield bonds	11.3	11.3	—	—
Emerging market funds	7.4	7.4	—	—
Insurance contracts	116.7	—	—	116.7
Other	11.8	9.4	2.4	—
Total	$437.9	$309.0	$12.2	$116.7

		Basis of Fair Value Measurement
	Fiscal 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities:
U.S. small mid cap	$16.6	$16.6	$—	$—
U.S. large cap	50.2	50.2	—	—
International	39.8	28.7	11.1	—
Debt securities:
Diversified fixed income funds (1)	218.7	216.6	2.1	—
High yield bonds	13.0	13.0	—	—
Emerging market funds	9.5	9.5	—	—
Insurance contracts	119.8	—	—	119.8
Other	6.0	2.6	3.4	—
Total	$473.6	$337.2	$16.6	$119.8

(1)	Diversified fixed income funds consist of U.S. Treasury bonds, mortgage-backed securities, corporate bonds, asset-backed securities and U.S. agency bonds.

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
The following table provides a summary of the changes in the fair value measurements that used significant unobservable inputs (level 3) for fiscal 2015 and 2014:

Insurance Contracts
Balance at September 27, 2013	$112.0
Net unrealized gains	15.5
Net purchases, sales and issuances	(0.6)
Currency translation	(7.1)
Balance at September 26, 2014	119.8
Net unrealized gains	12.2
Net purchases, sales and issuances	(0.1)
Currency translation	(15.2)
Balance at September 25, 2015	$116.7

Mallinckrodt shares are not a direct investment of the Company's pension funds; however, the pension funds may indirectly include Mallinckrodt shares. The aggregate amount of the Mallinckrodt shares are not material relative to the total pension fund assets.

Contributions
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which the Company operates, as well as to make discretionary voluntary contributions from time to time. In fiscal 2015 and 2014, the Company made $13.0 million and $4.9 million in contributions, respectively, to the Company's pension plans. The Company does not anticipate making material involuntary contributions in fiscal 2016, but may elect to make voluntary contributions to its defined pension plans or its postretirement benefit plans during fiscal 2016.

Expected Future Benefit Payments
Benefit payments expected to be paid, reflecting future expected service as appropriate, are as follows:

	Pension Benefits	Postretirement Benefits
Fiscal 2016	$40.0	$4.6
Fiscal 2017	33.6	4.3
Fiscal 2018	33.0	4.0
Fiscal 2019	32.6	3.8
Fiscal 2020	31.4	3.5
Fiscal 2021 - 2025	143.9	15.6

Defined Contribution Retirement Plans
The Company maintains one active tax-qualified 401(k) retirement plan and one active non-qualified deferred compensation plan in the U.S. The 401(k) retirement plan provides for an automatic Company contribution of three percent of an eligible employee's pay, with an additional Company matching contribution generally equal to 50% of each employee's elective contribution to the plan up to six percent of the employee's eligible pay. The deferred compensation plan permits eligible employees to defer a portion of their compensation. Total defined contribution expense related to continuing operations was $23.7 million, $20.5 million and $20.3 million for fiscal 2015, 2014 and 2013, respectively.

Rabbi Trusts and Other Investments
The Company maintains several rabbi trusts, the assets of which are used to pay retirement benefits. The rabbi trust assets are subject to the claims of the Company's creditors in the event of the Company's insolvency. Plan participants are general creditors of the Company with respect to these benefits. The trusts primarily hold life insurance policies and debt and equity securities, the value of which is included in other assets on the consolidated balance sheets. Note 20 provides additional information regarding the debt and equity securities. The carrying value of the 134 life insurance contracts held by these trusts was $57.9 million and $56.3 million at September 25, 2015 and September 26, 2014, respectively. These contracts had a total death benefit of $147.3 million and $145.7 million at September 25, 2015 and September 26, 2014, respectively. However, there are outstanding loans against the policies amounting to $40.4 million and $38.2 million at September 25, 2015 and September 26, 2014, respectively.
The Company has insurance contracts which serve as collateral for certain of the Company's non-U.S. pension plan benefits, which totaled $9.8 million and $11.0 million at September 25, 2015 and September 26, 2014, respectively. These amounts were also included in other assets on the consolidated balance sheets.

14.	Equity

Preferred Shares
Mallinckrodt is authorized to issue 500,000,000 preferred shares, par value of $0.20 per share, none of which were issued or outstanding at September 25, 2015. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to these shares may be determined by Mallinckrodt's board of directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preferred shares then outstanding would, if issued on such terms that they carry a preferential distribution entitlement on liquidation, be entitled to payment to them of the amount for which the preferred shares were subscribed and any unpaid dividends prior to any payment to the ordinary shareholders.

Share Repurchases
On January 23, 2015, the Company's board of directors authorized a program to purchase up to $300.0 million of the Company's ordinary shares from time to time based on market conditions to allow management to enhance shareholder value. The following table presents the number of shares and dollar amount of repurchases made under the repurchase program by fiscal year and the remaining amount available for repurchase as of September 25, 2015.

	2015 Share Repurchase Program
	Number of Shares	Amount
Authorized repurchase amount		$300.0
Repurchases:
Fiscal 2015	823,592	75.0
Remaining amount available		$225.0

The Company also repurchases shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, the Company repurchases shares to settle certain option exercises. The Company spent $17.2 million and $17.5 million to acquire shares in connection with equity-based awards in fiscal 2015 and 2014, respectively.

15.	Share Plans
Total share-based compensation cost from continuing operations was $116.1 million, $66.8 million and $16.0 million for fiscal 2015, 2014 and 2013, respectively. These amounts are generally included within selling, general and administrative expenses in the consolidated and combined statements of income. In conjunction with the Questcor Acquisition, Questcor equity awards were converted to Mallinckrodt equity awards which resulted in post-combination expense of $90.4 million in fiscal 2015, included in the above total share-based compensation, of which $80.6 million is included within selling, general and administrative expenses and $9.8 million is included within restructuring charges, net. The incremental fair value associated with the conversion of Covidien equity awards into Mallinckrodt equity awards is included in separation costs. The Company recognized a related tax benefit associated with this expense of $41.7 million, $24.1 million and $5.7 million in fiscal 2015, 2014 and 2013, respectively.

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
The weighted-average assumptions used in the Black-Scholes pricing model for determining the fair value of the share option awards immediately before and immediately after the Separation were as follows:

	Pre- Separation	Post- Separation
Expected share price volatility	26%	32%
Risk-free interest rate	0.99%	0.99%
Expected annual dividend per share	1.65%	—%
Expected life of options (in years)	3.8	3.8
Fair value per option	$18.04	$16.51
Share option awards	1,745,258	2,399,822

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

Stock Compensation Plans
Prior to the Separation, the Company adopted the 2013 Mallinckrodt Pharmaceuticals Stock and Incentive Plan ("the 2013 Plan"). The 2013 Plan provides for the award of share options, share appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted shares, deferred share units, promissory shares and other share-based awards (collectively, "Awards"). The 2013 Plan provided for a maximum of 5.7 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2013 Plan. In fiscal 2015, the Company amended the 2013 Plan and adopted the 2015 Mallinckrodt Pharmaceuticals Stock and Incentive Plan ("the 2015 Plan"). The 2015 Plan provides for a maximum of 17.8 million common shares to be issued as Awards (an incremental 12.1 million Awards from the 2013 Plan subject to issuance), subject to adjustment as provided under the terms of the 2015 Plan. As of September 25, 2015, all equity awards held by the Company's employees were either converted from Covidien equity awards at the Separation, converted from Questcor equity awards, or granted under the 2013 Plan or 2015 Plan.
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
Share option activity and information is as follows:

	Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 27, 2013	2,760,231	$37.30
Granted	675,921	52.63
Converted from Questcor Acquisition	1,292,736	25.08
Exercised	(878,330)	30.96
Expired/Forfeited	(323,769)	41.83
Outstanding at September 26, 2014	3,526,789	36.84
Granted	635,567	102.20
Exercised	(1,132,778)	29.79
Expired/Forfeited	(243,135)	58.00
Outstanding at September 25, 2015	2,786,443	52.76	7.3	$63.2

Vested and unvested expected to vest as of September 25, 2015	2,649,351	50.94	7.4	59.0
Exercisable at September 25, 2015	1,054,336	34.20	5.8	36.2

As of September 25, 2015, there was $24.8 million of total unrecognized compensation cost related to unvested share option awards, which is expected to be recognized over a weighted-average period of 2.7 years.

The grant date fair value of share options has been estimated using the Black-Scholes pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The expected volatility assumption is based on the historical and implied volatility of the Company's peer group with similar business models for periods after the Separation, and on Covidien's peer group with similar business models for periods prior to the Separation. The expected life assumption is based on the contractual and vesting term of the share option, employee exercise patterns and employee post-vesting termination behavior. The expected annual dividend per share is based on the Company's current intentions regarding payment of cash dividends, or Covidien's dividend rate on the date of grant. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The weighted-average assumptions used in the Black-Scholes pricing model for share options granted in fiscal 2013 subsequent to the Separation are included within the discussion of modification expense above. The weighted-average assumptions used in the Black-Scholes pricing model for shares granted in fiscal 2015, along with the weighted-average grant-date fair value, were as follows:

	2015	2014
Expected share price volatility	29%	32%
Risk-free interest rate	1.72%	1.96%
Expected annual dividend per share	—%	—%
Expected life of options (in years)	5.3	5.5
Fair value per option	$30.08	$17.38

In fiscal 2013, subsequent to the Separation, the total intrinsic value of share options exercised and the related tax benefit was not significant. In fiscal 2015 and 2014, the total intrinsic value of options exercised was $89.5 million and $34.2 million, respectively, and the related tax benefit was $33.1 million and $12.0 million, respectively.
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
RSU activity is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 27, 2013	724,269	$40.62
Granted	229,281	55.40
Converted from Questcor Acquisition	30,747	70.88
Vested	(300,237)	34.77
Forfeited	(94,838)	42.48
Non-vested at September 26, 2014	589,222	47.88
Granted	273,733	105.68
Vested	(219,189)	49.84
Forfeited	(71,272)	68.15
Non-vested at September 25, 2015	572,494	73.45

The total fair value of Mallinckrodt restricted share unit awards granted during fiscal 2015 was $28.9 million. The total vest date fair value of Mallinckrodt restricted share units vested during fiscal 2015 was $21.6 million. As of September 25, 2015, there was $30.3 million of total unrecognized compensation cost related to non-vested restricted share units granted. The cost is expected to be recognized over a weighted-average period of 2.8 years.
Performance share units. Similar to recipients of RSUs, recipients of PSUs have no voting rights and receive dividend equivalent units. The grant date fair value of PSUs, adjusted for estimated forfeitures, is generally recognized as expense on a straight-line basis from the grant date through the end of the performance period. The vesting of PSUs and related dividend equivalent units is generally based on various performance metrics and relative total shareholder return (total shareholder return for the Company as compared to total shareholder return of the PSU peer group), measured over a three-year performance period. The PSU peer group is comprised of various healthcare companies which attempts to replicate the Company’s mix of businesses.

Depending on Mallinckrodt's relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted.
PSU activity is as follows (1):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 27, 2013	$—	$—
Granted	79,230	63.40
Performance metric adjustment	—	—
Vested	—	—
Forfeited	(6,490)	62.65
Non-vested at September 26, 2014	72,740	63.46
Granted	77,306	125.84
Performance metric adjustment	—	—
Vested	—	—
Forfeited	(19,072)	92.05
Non-vested at September 25, 2015	130,974	96.05
(1)    The number of shares disclosed within this table are at the target number of 100%.
The Company generally uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards. The assumptions used in the Monte Carlo model for PSUs granted during each year were as follows:

	2015	2014
Expected stock price volatility	27%	28%
Peer group stock price volatility	32%	33%
Correlation of returns	14%	17%

The weighted-average grant-date fair value per share of PSUs granted was $125.84 in fiscal 2015. As of September 25, 2015, there was $8.9 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of 1.8 years .

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

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 27, 2013	—	$—
Granted	—	—
Converted from Questcor Acquisition	1,829,164	70.88
Vested	(390,731)	70.88
Forfeited	(6,402)	70.88
Non-vested at September 26, 2014	1,432,031	70.88
Granted	—	—
Vested	(1,362,823)	70.88
Forfeited	(34,646)	70.88
Non-vested at September 25, 2015	34,562	70.88
The total vest date fair value of Mallinckrodt restricted share awards vested during fiscal 2015 was $127.4 million. As of September 25, 2015, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted share units granted. The cost is expected to be recognized over a weighted-average period of 2.5 years .

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

16.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	Currency Translation	Unrecognized Loss on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 28, 2012	$157.1	$—	$(72.2)	$84.9
Other comprehensive income (loss), net	1.5	(7.3)	29.4	23.6
Balance at September 27, 2013	158.6	(7.3)	(42.8)	108.5
Other comprehensive income (loss), net	(27.6)	—	(17.1)	(44.7)
Reclassification from other comprehensive income (loss)	—	0.5	1.4	1.9
Balance at September 26, 2014	131.0	(6.8)	(58.5)	65.7
Other comprehensive loss before reclassification	(70.8)	—	(1.1)	(71.9)
Reclassification from other comprehensive income (loss)	—	0.4	6.7	7.1
Balance at September 25, 2015	$60.2	$(6.4)	$(52.9)	$0.9

The following summarizes reclassifications out of accumulated other comprehensive income for the 2015 and 2014 fiscal years:

	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income
	September 25, 2015	September 26, 2014	Line Item in the Condensed Consolidated Statement of Income
Amortization of unrealized loss on derivatives	$0.6	$0.6	Interest expense
Income tax provision	(0.2)	(0.1)	Provision for income taxes
Net of income taxes	0.4	0.5

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	9.4	8.1	(1)
Prior service credit	(4.6)	(9.9)	(1)
Plan settlements	6.0	3.8	(1)
Total before tax	10.8	2.0
Income tax provision	(4.1)	(0.6)	Provision for income taxes
Net of income taxes	6.7	1.4

Total reclassifications for the period	$7.1	$1.9

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 13 for additional details.

17.	Transactions with Former Parent Company
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

Sales and Purchases
During fiscal 2015, 2014 and 2013, the Company sold inventory to Covidien in the amount of $35.3 million, $46.0 million and $51.2 million, respectively, which is included in net sales of discontinued operations in the consolidated and combined statements of income. The Company also purchases inventories from Covidien. The Company recognized cost of sales within discontinued operations from these inventory purchases of $17.0 million, $28.9 million and $38.4 million during fiscal 2015, 2014 and 2013, respectively.

Allocated Expenses
As discussed in Note 1, the combined financial statements for periods prior to June 28, 2013 include expense allocations for certain functions provided by Covidien, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, employee benefits and incentives, insurance and share-based compensation. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of operating expenses, headcount or other measures. The amounts allocated were $39.6 million for fiscal 2013 and were included within selling, general and administrative expenses.

Balance Sheet Impacts
Subsequent to the Separation, the Company and Covidien maintain an ongoing relationship in which each party may provide services to the other party, including the distribution of goods. As a result of these relationships, the consolidated balance sheet as of September 25, 2015 includes $6.3 million of amounts due to the Company from Covidien, within prepaid expenses and other current assets, and $3.9 million of amounts the Company owes Covidien, included within accrued and other liabilities.

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
The Separation and Distribution Agreement provided for the initial cash capitalization of Mallinckrodt in the amount of approximately $168.0 million at June 28, 2013. The Separation and Distribution Agreement also provided for an adjustment payment to compensate either Mallinckrodt or Covidien, as applicable, to the extent that the aggregate of the Company's cash, indebtedness and specified working capital accounts as of June 28, 2013 ("the Distribution Date"), as well as the capital expenditures made with respect to the Company's business during fiscal 2013 through the Distribution Date, deviated from the target. The target was calculated pursuant to a formula set forth in the Separation and Distribution Agreement, which assumed the Distribution Date would be June 28, 2013, that the Pharmaceuticals business was conducted in the ordinary course through that date and that the Company would have approximately $168.0 million of cash upon completion of the distribution. The Separation and Distribution Agreement also provided that an adjustment payment would only be payable if the amount of the adjustment payment exceeded $20.0 million (in which case the entire amount would be paid). Upon final calculation, no adjustment payment was required by either the Company or Covidien.

Tax Matters Agreement
In connection with the Separation, Mallinckrodt entered into the Tax Matters Agreement with Covidien that generally will govern Covidien's and Mallinckrodt's respective rights, responsibilities and obligations after the Separation with respect to certain taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of Mallinckrodt shares to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the U.S. Internal Revenue Code, or other applicable tax law, or any failure of certain internal transactions undertaken in anticipation of the distribution to qualify for tax-free or tax-favored treatment under the applicable tax law. The Company expects, with certain exceptions, to be responsible for the payment of all taxes attributable to Mallinckrodt or its subsidiaries for taxable periods beginning on or after September 29, 2012. For periods prior to September 29, 2012, the Company is subject to a $200.0 million liability limitation, net of any benefits, as prescribed by the Tax Matters Agreement. The Company has made $51.6 million of payments, net of benefits, for periods prior to September 29, 2012. To the extent that the Company's liability for such taxes, net of any tax benefits, does not exceed $200.0 million, it may be responsible for additional taxes attributable to periods prior to September 29, 2012, taxes related to the Separation and a percentage of any taxes arising from the Separation failing to qualify for tax-free or tax-favored treatment through no fault of Covidien or the Company. The Tax Matters Agreement also assigns rights and responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records, tax reporting practices and conduct of audits, examinations or similar proceedings. In addition, the Tax Matters Agreement provides for cooperation and information sharing with respect to tax matters.
The Tax Matters Agreement also contains restrictions on the Company's ability to take actions without Covidien's consent that could cause the Separation or certain internal transactions undertaken in anticipation of the Separation to fail to qualify as tax-free or tax-favored transactions under applicable tax law. These transactions include, but are not limited to, entering into, approving or allowing any transaction that results in a change in ownership of more than 35.0% of Mallinckrodt's shares; any merger, consolidation, scheme of arrangement, liquidation or partial liquidation, or any approval or allowance of such transaction with respect to certain of the Company's subsidiaries; the cessation or transfer of certain business activities; the sale, issuance or other disposition of any equity interest in certain of the Company's subsidiaries; a sale or other disposition of a substantial portion of the Company's assets or a substantial portion of the assets of certain of the Company's subsidiaries; extraordinary distributions by or to certain of the Company's subsidiaries; or engaging in certain internal transactions. These restrictions will all apply for the two-year period after the Separation and in some cases will apply for periods as long as five years following the Separation. Any taxes imposed on the other party attributable to certain post-distribution actions taken by or in respect of the responsible party or its shareholders that result in failure of the Separation or internal transactions to qualify as tax-free or tax-favored transactions are the responsibility of the party at fault, regardless of whether the actions occur more than two years after the distribution, or whether Covidien consents to such actions. Any actions of the Company or its shareholders that directly give rise to additional taxes are not subject to the $200 million threshold noted previously.

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

18.	Guarantees
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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's consolidated balance sheets at September 25, 2015 and September 26, 2014 was $15.7 million and $16.6 million, respectively, of which $13.0 million and $13.9 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at September 25, 2015 and September 26, 2014. As of September 25, 2015, the maximum future payments the Company could be required to make under these indemnification obligations was $71.0 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million and $19.4 million remained in other assets on the consolidated balance sheets at September 25, 2015 and September 26, 2014, respectively.
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 19. In addition, the Company is liable for product performance; however the Company believes, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.
The Company is required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating its ability to fund the decommissioning of its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though the Company does not intend to close this facility. The Company has provided this financial assurance in the form of surety bonds totaling $57.2 million. As of September 25, 2015, the Company had various other letters of credit and guarantee and surety bonds totaling $39.4 million.
In April 2015, the Company terminated a letter of credit to guarantee decommissioning costs associated with its Saint Louis, Missouri plant and placed $21.1 million of restricted cash on deposit with a trustee. This restricted cash is included within prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 25, 2015.
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

19.	Commitments and Contingencies
The Company has purchase obligations related to commitments to purchase certain goods and services. At September 25, 2015, such obligations were as follows:

Fiscal 2016	$125.9
Fiscal 2017	51.4
Fiscal 2018	49.8
Fiscal 2019	7.9
Fiscal 2020	—

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

Governmental Proceedings
In November 2011 and October 2012, the Company received subpoenas from the U.S. Drug Enforcement Administration requesting production of documents relating to its suspicious order monitoring program. The United States Attorney’s Office (the “USAO”) for the Eastern District of Michigan is investigating the possibility of the Company failing to report suspicious orders of controlled substances during the period 2006-2011 in violation of the Controlled Substances Act and its related regulations. The USAO for the Northern District of New York and Office of Chief of Counsel for the U.S. Drug Enforcement Administration are investigating the possibility of the Company failing to maintain appropriate records and security measures with respect to manufacturing of certain controlled substances at its Hobart facility during the period 2012-2013. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution, after taking into account amounts already accrued, could have a material adverse effect on its financial condition, results of operations and cash flows.
In September 2012, Questcor received a subpoena from the USAO for the Eastern District of Pennsylvania for information relating to its promotional practices. Questcor has also been informed by the USAO for the Eastern District of Pennsylvania that the USAO for the Southern District of New York and the SEC are participating in the investigation to review Questcor's promotional practices and related matters. On March 9, 2015, the Company received a "No Action" letter from the SEC regarding its review of the Company's promotional practices.
In June 2014, Questcor received a subpoena and Civil Investigative Demand ("CID") from the Federal Trade Commission ("FTC") seeking documentary materials and information regarding the FTC's investigation into whether Questcor's acquisition of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen Depot® from Novartis AG and Novartis Pharma AG (collectively, "Novartis") violates antitrust laws. Subsequently, a small number of states commenced similar investigations focused on whether the transaction violates state antitrust laws. The Company is not aware of any existing or pending litigation in connection with these investigations. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution, after taking into account amounts already accrued, could have a material adverse effect on its financial condition, results of operations and cash flows.
In March 2014, the USAO for the Eastern District of Pennsylvania requested the production of documents related to an investigation of the potential promotion of Therakos’ immunotherapy drug/device system UVADEX/UVAR XTS and UVADEX/CELLEX (collectively, the “Therakos System”), for indications not approved by the FDA, including the treatment of patients with graft versus host disease (“GvHD”) and solid organ transplant patients, including pediatric patients. The investigation also includes Therakos’ efforts to secure FDA approval for additional uses of, and alleged quality issues relating to, UVADEX/UVAR. In August 2015, the USAO for the Eastern District of Pennsylvania sent Therakos a subsequent request for documents related to the investigation and we are in the process of responding to that request.

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
We are in the process of responding to each of the subpoenas and the CIDs and we intend to cooperate fully in each such investigation.
Mallinckrodt Inc. v. U.S. Food and Drug Administration and United States of America. The Company filed a Complaint for Declaratory and Injunctive Relief ("the Complaint") in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the United States of America in November 2014 for judicial review of what the Company believes is the FDA's inappropriate and unlawful reclassification of the Company's Methylphenidate HCl Extended-Release tablets USP (CII) ("Methylphenidate ER") in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("Orange Book") on November 13, 2014. In its Complaint, the Company has asked the court to: issue an injunction to (a) set aside the FDA's reclassification of the Company's Methylphenidate ER products from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX) in the Orange Book and (b) prohibit the FDA from reclassifying the Company's Methylphenidate ER products in the future without following applicable legal requirements; and issue a declaratory judgment that the FDA's action reclassifying the Company's Methylphenidate ER products in the Orange Book is unlawful. The Company concurrently filed a motion with the same court requesting an expedited hearing to issue a temporary restraining order ("TRO") directing the FDA to reinstate the Orange Book AB rating for the Company's Methylphenidate ER products on a temporary basis. The court denied the Company's motion for a TRO. In December 2014, the FDA filed a motion to dismiss the Compliant with the district court. The Company filed its opposition to the motion to dismiss in January 2015, and concurrently filed a motion for summary judgment. On July 29, 2015, the court granted the FDA’s motion to dismiss with respect to three of the five counts in the Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts.  The Company has appealed the court’s decision to the U.S. Court of Appeals for the Fourth Circuit.

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
In addition, in January 2014, an unidentified third-party filed, with the USPTO, a Request for Ex Parte Reexamination of the '218 patent. The reexamination request was granted. In July 2014, the USPTO issued a Non-Final Office Action in the '218 reexamination in which it rejected certain claims. In September 2014, Cadence and Pharmatop filed an Amendment and Response to the Office Action. Cadence and Pharmatop filed a supplemental response in January 2015. In June 2015, the USPTO issued a Final Office Action confirming that effectively all of the original claims were patentable, and Cadence and Pharmatop subsequently filed an Amendment and Response to the Final Office Action. On July 15, 2015, the USPTO confirmed in the reexamination proceeding for the '218 patent that original claims 1-10 and 12-19 as well as amended original dependent claim 11 and six new dependent claims are all patentable. In August 2015, the USPTO issued an ex parte reexamination certificate for the '218 patent listing the claims that resulted from the reexamination proceeding. Because the Company and Pharmatop believe that the scope and validity of the patent claims in the '222 reexamination certificate and the '218 patent reexamination certificate are appropriate and that the USPTO's prior issuances of the patents were correct, the Company, in conjunction with Pharmatop, will vigorously defend these patents.
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
Inomax Patents: Inter Partes Review ("IPR") Proceedings. In February 2015 and March 2015, the USPTO issued Notices of Filing Dates Accorded to Petitions for IPR petitions filed by Praxair Distribution, Inc. concerning ten patents covering Inomax. Patent Owner Preliminary responses for all of the IPR petitions were filed in May 2015 and June 2015. On July 29, 2015 the USPTO Patent Trial and Appeal Board ("PTAB") issued rulings denying the institution of four of the five IPR petitions challenging the five patents expiring in 2029.  The PTAB also issued a ruling on July 29, 2015 that instituted the IPR proceeding in the fifth of this group of patents and the PTAB is statutorily required to complete the IPR process on that patent within one year.  On September 22, 2015 the USPTO PTAB issued rulings that instituted the IPR proceedings in each of the second set of five patents that expire in 2031 and the PTAB is statutorily required to complete the IPR process on these five patents within one year.
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
Putative Class Action Securities Litigation. In September 2012, a putative class action lawsuit was filed against Questcor and certain of its officers and directors in the U.S. District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACvl2-1623 DMG (FMOx). The complaint purports to be brought on behalf of shareholders who purchased Questcor common stock between April 26, 2011 and September 21, 2012. The complaint generally alleges that Questcor and certain of its officers and directors engaged in various acts to artificially inflate the price of Questcor stock and enable insiders to profit through stock sales. The complaint asserts that Questcor and certain of its officers and directors violated sections l0(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of multiple sclerosis and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and Questcor's outlook and potential market growth for Acthar. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. This lawsuit has been consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). In October 2013, the District Court granted in part and denied in part Questcor's motion to dismiss the consolidated amended complaint. In October 2013, Questcor filed an answer to the consolidated amended complaint and fact discovery was concluded in January 2015. In April 2015, the parties executed a long-form settlement agreement, under the terms of which Questcor agreed to pay $38.0 million to resolve the plaintiff claims, inclusive of all fees and costs. Questcor and the individual defendants maintain that the plaintiffs' claims are without merit, and have entered into the settlement to eliminate the uncertainties, burden and expense of further protracted litigation. During fiscal 2015, the Company established a $38.0 million reserve for this settlement, which was subsequently paid to a settlement fund. The court issued its final approval of the settlement on September 18, 2015.
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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of September 25, 2015, it was probable that it would incur remedial costs in the range of $39.8 million to $113.1 million. The Company also concluded that, as of September 25, 2015, the best estimate within this range was $76.5 million, of which $3.2 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the consolidated balance sheet at September 25, 2015. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. The Company is a successor in interest to International Minerals and Chemicals Corporation ("IMC"). Between 1967 and 1982, IMC leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the Department of Justice, the U.S. Department of the Interior and the U.S. Environmental Protection Agency ("EPA") (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordnance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the Site, to compel General Dynamics to perform the remedial investigation and feasibility study ("RI/FS") for the AUS Operable Unit. General Dynamics negotiated an Administrative Order on Consent ("AOC") with the Government Agencies to conduct an extensive RI/FS at the Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that the Company is jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for alleged contamination of soils and groundwater resulting from historic operations, and has threatened to file a contribution claim against the Company and other parties for recovery of its costs incurred in connection with the RI/FS activities being conducted at the AUS Operable Unit. The Company and other PRPs who received demand letters from General Dynamics have explored settlement alternatives, but have not reached settlement to date. General Dynamics has completed the RI and the PRPs have entered into an agreement to enter into non-binding mediation. While it is not possible at this time to determine with certainty the ultimate outcome of this case, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.

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
Coldwater Creek, Saint Louis County, Missouri. The Company is named as a defendant in numerous tort complaints filed in and subsequent to February 2012 with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri. These cases allege personal injury for alleged exposure to radiological substances, including in Coldwater Creek in Missouri, and in the air. Plaintiffs allegedly lived and/or worked in various locations in Saint Louis County, Missouri near Coldwater Creek. Radiological residues which may have been present in the creek have previously been remediated by the U.S. Army Corps of Engineers ("USACE"). The USACE continues to study and remediate the creek and surrounding areas. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. The Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual and scientific issues to be resolved. While it is not possible at this time to determine with certainty the ultimate outcome of this case, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Lower Passaic River, New Jersey. The Company and approximately 70 other companies originally comprised the Lower Passaic Cooperating Parties Group ("the CPG") and are parties to a May 2007 AOC with the EPA to perform a RI/FS of the 17-mile stretch known as the Lower Passaic River Study Area ("the River"). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey. In June 2007, the EPA issued a draft Focused Feasibility Study ("FFS") that considered interim remedial options for the lower 8-miles of the river, in addition to a "no action" option. As an interim step related to the 2007 AOC, the CPG voluntarily entered into an AOC on June 18, 2012 with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company's estimated costs related to the RI/FS and focused remediation at mile 10.9, based on interim allocations, are immaterial and have been accrued.
In April 2014, the EPA issued its revised FFS, with remedial alternatives to address cleanup of the lower 8-mile stretch of the River, which also included a "no action" option. The EPA estimates the cost for the alternatives range from $365.0 million to $3.2 billion. The EPA's preferred approach would involve bank-to-bank dredging of the lower 8-mile stretch of the River and installing an engineered cap at a discounted, estimated cost of $1.7 billion. Based on the issuance of the EPA's revised FFS, the Company recorded a $23.1 million accrual in fiscal 2014 representing the estimate of our allocable share of the joint and several remediation liability resulting from this matter.
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
Despite the issuance of the revised FFS by the EPA and the RI/FS by the CPG, there are many uncertainties associated with the final agreed-upon remediation and the Company's allocable share of the remediation. As of November 20, 2015, the Company withdrew from the CPG, but remains liable for its obligations under the two above-referenced AOCs, as well as potential future liabilities. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as events in the remediation process occur.

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is also named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 25, 2015, there were approximately 12,750 asbestos-related cases pending against the Company.
The Company estimates pending asbestos claims, claims that were incurred but not reported and related insurance recoveries, which are recorded on a gross basis in the consolidated balance sheets. The Company's estimate of its liability for pending and future claims is based on claims experience over the past five years and covers claims either currently filed or expected to be filed over the next seven years. The Company believes that it has adequate amounts recorded related to these matters. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes, given the information currently available, that the ultimate resolution of all known and anticipated future claims, after taking into account amounts already accrued, along with recoveries from insurance, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Asset Retirement Obligations
The Company has recorded asset retirement obligations for the estimated future costs primarily associated with legal obligations to decommission facilities within the Nuclear Imaging segment, including the facilities located in Petten, the Netherlands and Maryland Heights, Missouri. Substantially all of these obligations are included in other liabilities on the consolidated balance sheets. The following table provides a summary of the changes in the Company's asset retirement obligations for fiscal 2015 and 2014:

	2015	2014
Balance at beginning of period	$39.2	$48.9
Additions and adjustments	(1.0)	(11.5)
Accretion expense	1.8	3.1
Payments	—	—
Currency translation	(3.1)	(1.3)
Balance at end of period	$36.9	$39.2
The Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial condition, results of operations and cash flows.

Industrial Revenue Bonds
Through September 25, 2015, the Company exchanged title to $88.0 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under capital leases expiring through December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten-year property tax abatement from the date the property is placed in service. Due to the right of offset, the capital lease obligation and IRB asset are recorded net in the consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.

Interest Bearing Deferred Tax Obligation
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar intangible assets during the fiscal year ended September 25, 2015. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453 the gain is considered taxable in the period in which installment payments are received. As of September 25, 2015, the Company had an aggregate $1,447.4 million of interest bearing U.S. deferred tax liabilities associated with outstanding installment notes. The U.S. Internal Revenue Service ("IRS") charges interest based on the deferred tax liability outstanding as of the end of a company's fiscal year, regardless of amounts outstanding during the fiscal year. During the fiscal year ended September 25, 2015 the Company accrued Section 453 interest of $36.5 million which is included within interest expense.

Leases
The Company has facility, vehicle and equipment leases that expire at various dates. Rental expense under facility, vehicle and equipment operating leases related to continuing operations was $24.3 million, $15.2 million and $13.7 million for fiscal 2015, 2014 and 2013, respectively. The Company also has facility and equipment commitments under capital leases.
The following is a schedule of minimum lease payments for non-cancelable leases as of September 25, 2015:

	Operating Leases	Capital Leases
Fiscal 2016	$21.1	$1.3
Fiscal 2017	17.7	0.9
Fiscal 2018	15.0	0.1
Fiscal 2019	11.3	—
Fiscal 2020	9.3	—
Thereafter	20.6	—
Total minimum lease payments	$95.0	2.3
Less: interest portion of payments		—
Present value of minimum lease payments		$2.3
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
Prior to the Separation, the Company provided and accrued for an indemnification, to the purchaser of a certain legal entity, to indemnify it for tax obligations should the tax basis of certain assets not be recognized. The Company believes that, under the terms of the agreement between the parties, this indemnification obligation has expired. As such, the Company eliminated this liability and recorded a $22.5 million benefit, during fiscal 2015, in discontinued operations.

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
The Stipulation of Settlement was subject to customary conditions, including court approval. On May 8, 2015, the California Court denied plaintiffs' Motion for Preliminary Approval of Settlement. On October 23, 2015, the parties submitted a proposed Stipulation and Order re Dismissal With Prejudice dismissing the action with prejudice as to each of the named plaintiffs and without prejudice as to the remainder of the class, and on October 30, 2015 the California Court entered that Order.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	September 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$34.6	$24.2	$10.4	$—
	$34.6	$24.2	$10.4	$—
Liabilities:
Deferred compensation liabilities	$20.0	$—	$20.0	$—
Contingent consideration and acquired contingent liabilities	174.6	—	—	174.6
Foreign exchange forward and option contracts	3.3	3.3	—	—
	$197.9	$3.3	$20.0	$174.6

	September 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.7	$22.9	$12.8	$—
	$35.7	$22.9	$12.8	$—
Liabilities:
Deferred compensation liabilities	$15.0	$—	$15.0	$—
Contingent consideration and acquired contingent liabilities	202.8	—	—	202.8
Foreign exchange forward and option contracts	0.2	0.2	—	—
	$218.0	$0.2	$15.0	$202.8

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
Contingent consideration and acquired contingent liabilities. In October 2012, the Company recorded contingent consideration of $6.9 million upon the acquisition of CNS Therapeutics. This contingent consideration, which could potentially total a maximum of $9.0 million, is primarily based on whether the FDA approves another concentration of Gablofen on or before December 31, 2016. The fair value of the contingent payments was measured based on the probability-weighted present value of the consideration expected to be transferred using a discount rate of 1.0%. At September 25, 2015, the fair value of this contingent consideration was $7.2 million.

In August 2014, the Company recorded acquired contingent liabilities of $195.4 million from the Questcor Acquisition. The contingent liabilities relate to Questcor's contingent obligations associated with their acquisition of an exclusive, perpetual and irrevocable license to develop, market, manufacture, distribute, sell and commercialize Synacthen and Synacthen Depot (collectively "Synacthen") from Novartis AG and Novartis Pharma AG (collectively "Novartis") and their acquisition of BioVectra. The fair value of these contingent consideration obligations at September 25, 2015 were $167.4 million.
Under the terms of the license agreement with Novartis, the Company is obligated to make a $25.0 million payment in fiscal 2016, make annual payments of $25.0 million subsequent to fiscal 2016 until such time that the Company obtains FDA approval of Synacthen and make a $25.0 million payment upon obtaining FDA approval of Synacthen. If FDA approval is obtained, the Company will pay an annual royalty to Novartis based on a percentage of net sales of the products in the U.S. market. The Company made its fiscal 2015 required payment of $25.0 million. As of September 25, 2015, the total remaining payments under the license agreement shall not exceed $190.0 million. The terms of the license agreement do allow the Company to terminate the license agreement at our discretion following the fiscal 2018 payment or upon the occurrence of certain events following the fiscal 2016 payment. The Company measured the fair value of the contingent payments based on a probability-weighted present value of the consideration expected to be transferred using a discount rate of 4.7%. Under the terms of the license agreement, the Company was required to maintain deposits equal to the fiscal 2016 annual $25.0 million payment which is included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

Based on the terms of the acquisition agreement with the former shareholders of BioVectra, the Company may be obligated to pay additional cash consideration of $50.0 million CAD based on BioVectra's financial results from January 2013 through a portion of fiscal 2016. During fiscal 2015 and 2014, the Company made $5.0 million CAD payments to the former shareholders and may be obligated for an additional $40.0 million CAD to be paid in fiscal 2016. The Company measured the fair value of the contingent payments based on a probability-weighted present value of the consideration expected to be transferred using a discount rate of 1.3%.

Balance at September 26, 2014	$202.8
Payments	(29.0)
Accretion expense	7.5
Effect of currency rate change	(6.7)
Balance at September 25, 2015	$174.6

Financial Instruments Not Measured at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity to the Company of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash is equivalent to its carrying value of $66.3 million and $69.8 million as of September 25, 2015 and September 26, 2014, respectively (level 1), substantially all of which is included in other assets on the consolidated balance sheets. The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $67.7 million and $67.3 million at September 25, 2015 and September 26, 2014, respectively. These contracts are included in other assets on the consolidated and combined balances sheets.
The carrying values of the Company's revolving credit facility and variable rate receivable securitization approximate the fair values due to the short-term nature of these instruments. The carrying values of the 2.85% and 4.00% term loans approximate the fair values of these instruments, as calculated using the discounted exit price for each instrument, and are therefore classified as level 3. Since the quoted market prices for the Company's term loans and 8.00% and 9.50% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The Company's 3.50%, 4.75%, 4.875%, 5.50%, 5.625% and 5.75% notes are classified as level 1, as quoted prices are available in an active market for these notes. The following table presents the carrying values and estimated fair values of the Company's long-term debt, excluding capital leases, as of the end of each period:

	September 25, 2015		September 26, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate receivable securitization	$153.0	$153.0	$150.0	$150.0
2.85% term loan due April 2016	—	—	3.1	3.1
3.50% notes due April 2018	300.0	294.3	300.0	290.2
4.875% notes due April 2020	700.0	684.1	—	—
Term loans due March 2021	1,978.5	1,966.5	1,996.7	1,970.4
4.00% term loan due February 2022	7.9	7.9	10.8	10.8
9.50% debentures due May 2022	10.4	13.0	10.4	14.2
5.75% notes due August 2022	900.0	876.1	900.0	907.3
8.00% debentures due March 2023	4.4	5.3	8.0	10.2
4.75% notes due April 2023	600.0	539.6	600.0	563.8
5.625% notes due October 2023	750.0	705.2	—	—
5.50% notes due April 2025	700.0	646.0	—	—
Revolving credit facility	500.0	500.0	—	—

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
The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Fiscal Year
	2015	2014	2013
CuraScript, Inc.	31%	6%	—%
McKesson Corporation	18%	21%	19%
Cardinal Health, Inc.	14%	22%	24%
AmerisourceBergen Corporation	9%	14%	11%

The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	September 25, 2015	September 26, 2014
McKesson Corporation	24%	27%
CuraScript, Inc.	16%	15%
Cardinal Health, Inc.	13%	18%
AmerisourceBergen Corporation	12%	14%

 The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Fiscal Year
	2015	2014	2013
Acthar	31%	6%	—%
Acetaminophen products (API)	6%	9%	13%
Methylphenidate ER	4%	10%	9%

Molybdenum-99 ("Mo-99") is a key raw material in the Company's Ultra-Technekow DTE technetium generators that are sold by its Nuclear Imaging segment. There are only eight suppliers of this raw material worldwide. The Company has agreements to obtain Mo-99 from three nuclear research reactors and relies predominantly upon two of these reactors for its Mo-99 supply. Accordingly, a disruption in the commercial supply or a significant increase in the cost of this material from these sources could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

21.	Segment and Geographical Data
During the first quarter of fiscal 2015, the Company changed its reportable segments to present the Specialty Brands and Specialty Generics businesses as reportable segments. The Company historically presented the Specialty Brands and Specialty Generics businesses within the Specialty Pharmaceuticals segment.
During the fourth quarter of fiscal 2015, the Company announced that it had entered into a definitive agreement to sell its CMDS business to Guerbet, which is expected to be completed during the first quarter of fiscal 2016. The CMDS business is deemed to be held for sale and the financial results of this business are presented as a discontinued operation. The CMDS business has been eliminated from the Global Medical Imaging segment, which has been renamed Nuclear Imaging.
Prior year amounts have been recast to conform to current presentation.
The three reportable segments are further described below:

•	Specialty Brands produces and markets branded pharmaceuticals and biopharmaceuticals;

•	Specialty Generics produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Nuclear Imaging manufactures and markets radiopharmaceuticals (nuclear medicine).

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
Management manages assets on a total company basis, not by operating segment.  The chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, the Company does not report asset information by operating segment.  Total assets were approximately $16.4 billion and $12.8 billion at September 25, 2015 and September 26, 2014, respectively.

Selected information by business segment is as follows:

	Fiscal Year
	2015	2014	2013
Net sales:
Specialty Brands	1,622.8	413.5	206.4
Specialty Generics	1,251.6	1,199.4	1,011.2
Nuclear Imaging	423.8	431.7	437.6
Net sales of operating segments (1)	3,298.2	2,044.6	1,655.2
Other (2)	48.7	37.4	57.1
Net sales	3,346.9	2,082.0	1,712.3
Operating income:
Specialty Brands	651.3	(50.6)	(36.2)
Specialty Generics	622.0	617.4	347.9
Nuclear Imaging	66.4	(16.7)	24.5
Segment operating income	1,339.7	550.1	336.2
Unallocated amounts:
Corporate and allocated expenses (3)	(286.9)	(228.1)	(134.3)
Intangible asset amortization	(550.3)	(154.8)	(27.9)
Restructuring and related charges, net (4)	(40.7)	(81.9)	(26.3)
Non-restructuring impairments	—	(151.6)	—
Separation costs	—	(9.6)	(74.2)
Operating income (loss)	461.8	(75.9)	73.5

Depreciation and amortization (5):
Specialty Brands	559.8	152.9	24.9
Specialty Generics	81.9	77.8	72.7
Nuclear Imaging	12.4	18.8	18.5
Depreciation and amortization	654.1	249.5	116.1

(1)	Amounts represent sales to external customers. There were no intersegment sales.

(2)	Represents historical CMDS-related intercompany transactions that represent Mallinckrodt continuing operations under an ongoing supply agreement with the acquirer of the CMDS business.

(3)	Includes administration expenses and certain compensation, environmental and other costs not charged to the Company's operating segments.

(4)	Includes restructuring-related accelerated depreciation.

(5)	Depreciation for certain shared facilities is allocated based on occupancy percentage.

Net sales by product family within the Company's segments are as follows:

	Fiscal Year
	2015	2014	2013
Acthar	$1,037.3	$122.9	$—
Ofirmev	263.0	124.4	—
Inomax	185.2	—	—
Exalgo	39.4	76.1	126.1
Other	97.9	90.1	80.3
Specialty Brands	1,622.8	413.5	206.4

Hydrocodone (API) and hydrocodone-containing tablets	167.2	99.4	140.0
Oxycodone (API) and oxycodone-containing tablets	154.6	155.2	139.0
Methylphenidate ER	136.5	209.6	148.3
Other controlled substances	572.2	584.5	443.3
Other	221.1	150.7	140.6
Specialty Generics	1,251.6	1,199.4	1,011.2

Nuclear Imaging	423.8	431.7	437.6

Other (1)	48.7	37.4	57.1
Net sales	$3,346.9	$2,082.0	$1,712.3

(1)	Represents historical CMDS-related intercompany transactions that represent Mallinckrodt continuing operations under an ongoing supply agreement with the acquirer of the CMDS business.

Selected information by geographic area excluding assets held for sale is as follows:

	Fiscal Year
	2015	2014	2013
Net sales (1):
U.S.	$2,973.2	$1,780.9	$1,421.6
Europe, Middle East and Africa	236.2	250.3	250.1
Other	137.5	50.8	40.6
	$3,346.9	$2,082.0	$1,712.3
Long-lived assets (2):
U.S.	$905.2	$829.1
Europe, Middle East and Africa (3)	45.0	33.9
Other	44.5	41.0
	$994.7	$904.0

(1)	Net sales are attributed to regions based on the location of the entity that records the transaction, none of which relate to the country of Ireland.

(2)	Long-lived assets are primarily composed of property, plant and equipment.

(3)	Includes long-lived assets located in Ireland of $10.7 million, and $0.4 million at the end of fiscal 2015 and 2014, respectively.

22.	Selected Quarterly Financial Data (Unaudited)

	Fiscal 2015 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$768.2	$819.0	$877.3	$882.4
Gross profit	404.8	462.9	503.8	482.1
Income from continuing operations	87.4	75.2	55.6	90.0
Income (loss) from discontinued operations	5.3	23.6	2.4	(14.8)
Net income	92.7	98.8	58.0	75.2

Basic earnings per share from continuing operations (1)	$0.75	$0.64	$0.47	$0.77
Diluted earnings per share from continuing operations (1)	0.74	0.64	0.47	0.76

	Fiscal 2014 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$429.5	$448.7	$530.1	$673.7
Gross profit	216.2	226.7	254.1	363.2
Income (loss) from continuing operations	38.5	20.2	(29.0)	(173.5)
Income (loss) from discontinued operations	7.1	(8.6)	4.9	(178.9)
Net income (loss)	45.6	11.6	(24.1)	(352.4)

Basic earnings per share from continuing operations (1)	$0.67	$0.35	$(0.50)	$(2.04)
Diluted earnings per share from continuing operations (1)	0.66	0.34	(0.50)	(2.04)

(1)
Quarterly and annual computations are prepared independently. Therefore, the sum of each quarter may not necessarily total the fiscal period amounts noted elsewhere within this Annual Report on Form 10-K.

23.	Condensed Consolidating and Combining Financial Statements
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
Set forth below are the condensed consolidating balance sheet as of September 25, 2015 and September 26, 2014 and condensed consolidating statements of comprehensive income and cash flows for the three years ended September 25, 2015. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and the other subsidiaries. Condensed consolidating and combining financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 25, 2015
(in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.1	$152.1	$213.7	$—	$365.9
Accounts receivable, net	—	—	548.5	—	548.5
Inventories	—	—	281.8	—	281.8
Deferred income taxes	—	—	142.7	—	142.7
Prepaid expenses and other current assets	1.3	0.2	205.8	—	207.3
Current assets held for sale	—	—	299.9	—	299.9
Intercompany receivable	39.1	128.6	9,699.5	(9,867.2)	—
Total current assets	40.5	280.9	11,391.9	(9,867.2)	1,846.1
Property, plant and equipment, net	—	—	991.3	—	991.3
Goodwill	—	—	3,649.4	—	3,649.4
Intangible assets, net	—	—	9,666.3	—	9,666.3
Long-term assets held for sale	—	—	—	—	—
Investment in subsidiaries	14,797.7	18,838.6	10,050.0	(43,686.3)	—
Intercompany loan receivable	174.4	—	2,498.2	(2,672.6)	—
Other assets	—	0.1	250.9	—	251.0
Total Assets	$15,012.6	$19,119.6	$38,498.0	$(56,226.1)	$16,404.1
					—
Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$20.0	$2.3	$—	$22.3
Accounts payable	—	0.2	132.8	—	133.0
Accrued payroll and payroll-related costs	0.1	—	103.6	—	103.7
Accrued royalties	—	—	29.3	—	29.3
Accrued and other current liabilities	1.8	77.4	489.1	—	568.3
Current liabilities held for sale	—	—	72.8	—	72.8
Intercompany payable	9,699.5	—	167.7	(9,867.2)	—
Total current liabilities	9,701.4	97.6	997.6	(9,867.2)	929.4
Long-term debt	—	6,299.4	174.9	—	6,474.3
Pension and postretirement benefits	—	—	116.7	—	116.7
Environmental liabilities	—	—	73.3	—	73.3
Deferred income taxes	—	—	3,132.4	—	3,132.4
Other income tax liabilities	—	—	121.3	—	121.3
Long-term liabilities held for sale	—	—	—	—	—
Intercompany loans payable	—	2,672.6	—	(2,672.6)	—
Other liabilities	—	—	245.5	—	245.5
Total liabilities	9,701.4	9,069.6	4,861.7	(12,539.8)	11,092.9
Shareholders' equity	5,311.2	10,050.0	33,636.3	(43,686.3)	5,311.2
Total Liabilities and Shareholders' Equity	$15,012.6	$19,119.6	$38,498.0	$(56,226.1)	$16,404.1

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 26, 2014
(in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.3	$18.5	$689.0	$—	$707.8
Accounts receivable, net	—	—	476.6	—	476.6
Inventories	—	—	306.4	—	306.4
Deferred income taxes	—	—	152.3	—	152.3
Prepaid expenses and other current assets	0.5	10.8	215.8	—	227.1
Current assets held for sale	—	—	200.8	—	200.8
Intercompany receivable	13.5	—	25.7	(39.2)	—
Total current assets	14.3	29.3	2,066.6	(39.2)	2,071.0
Property, plant and equipment, net	—	—	886.8	—	886.8
Goodwill	—	—	2,401.9	—	2,401.9
Intangible assets, net	—	—	7,082.2	—	7,082.2
Long-term assets held for sale	—	—	111.2	—	111.2
Investment in subsidiaries	586.8	10,645.7	4,945.1	(16,177.6)	—
Intercompany loan receivable	4,385.0	—	1,941.6	(6,326.6)	—
Other assets	—	—	234.2	—	234.2
Total Assets	$4,986.1	$10,675.0	$19,669.6	$(22,543.4)	$12,787.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$18.2	$3.0	$—	$21.2
Accounts payable	1.2	0.2	109.3	—	110.7
Accrued payroll and payroll-related costs	0.1	—	116.2	—	116.3
Accrued royalties	—	—	67.7	—	67.7
Accrued and other current liabilities	1.1	50.9	477.9	—	529.9
Current liabilities held for sale	—	—	59.0	—	59.0
Intercompany payable	25.7	—	13.5	(39.2)	—
Total current liabilities	28.1	69.3	846.6	(39.2)	904.8
Long-term debt	—	3,693.9	180.1	—	3,874.0
Pension and postretirement benefits	—	—	116.2	—	116.2
Environmental liabilities	—	—	59.2	—	59.2
Deferred income taxes	—	—	2,399.6	—	2,399.6
Other income tax liabilities	—	—	122.6	—	122.6
Long-term liabilities held for sale	—	—	9.7	—	9.7
Intercompany loans payable	—	1,966.6	4,360.0	(6,326.6)	—
Other liabilities	—	—	343.2	—	343.2
Total liabilities	28.1	5,729.8	8,437.2	(6,365.8)	7,829.3
Shareholders' equity	4,958.0	4,945.2	11,232.4	(16,177.6)	4,958.0
Total Liabilities and Shareholders' Equity	$4,986.1	$10,675.0	$19,669.6	$(22,543.4)	$12,787.3

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Fiscal year ended September 25, 2015
(in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$3,346.9	$—	$3,346.9
Cost of sales	—	—	1,493.3	—	1,493.3
Gross profit	—	—	1,853.6	—	1,853.6
Selling, general and administrative expenses	116.3	15.7	1,037.8	—	1,169.8
Research and development expenses	—	—	185.1	—	185.1
Restructuring charges, net	9.8	—	30.6	—	40.4
Gains on divestiture and license	—	—	(3.5)	—	(3.5)
Operating income (loss)	(126.1)	(15.7)	603.6	—	461.8
					—
Interest expense	(96.4)	(230.2)	(25.2)	96.2	(255.6)
Interest income	—	0.1	97.1	(96.2)	1.0
Other income (expense), net	216.3	—	(208.2)	—	8.1
Intercompany interest and fees	(14.7)	—	14.7	—	—
Equity in net income of subsidiaries	330.6	496.3	250.5	(1,077.4)	—
Income from continuing operations before income taxes	309.7	250.5	732.5	(1,077.4)	215.3
Benefit from income taxes	(15.9)	—	(77.0)	—	(92.9)
Income from continuing operations	325.6	250.5	809.5	(1,077.4)	308.2
Gain (loss) from discontinued operations, net of income taxes	(0.9)	—	17.4	—	16.5
Net income	324.7	250.5	826.9	(1,077.4)	324.7
Other comprehensive loss, net of tax	(64.8)	(64.8)	(69.9)	134.7	(64.8)
Comprehensive income	$259.9	$185.7	$757.0	$(942.7)	$259.9

MALLINCKRODT PLC
CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
Fiscal year ended September 26, 2014
(in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Combined
Net sales	$—	$—	$2,082.0	$—	$2,082.0
Cost of sales	—	—	1,021.8	—	1,021.8
Gross profit	—	—	1,060.2	—	1,060.2
Selling, general and administrative expenses	37.7	7.3	700.0	—	745.0
Research and development expenses	—	—	163.5	—	163.5
Restructuring charges, net	35.3	—	46.1	—	81.4
Non-restructuring impairments	—	—	151.6	—	151.6
Separation costs	2.5	—	7.1	—	9.6
Gains on divestiture and license	—	—	(15.0)	—	(15.0)
Operating (loss) income	(75.5)	(7.3)	6.9	—	(75.9)

Interest expense	—	(86.3)	—	3.7	(82.6)
Interest income	—	—	5.2	(3.7)	1.5
Other income (expense), net	30.9	—	(27.8)	—	3.1
Intercompany interest and fees	(9.0)	—	9.0	—	—
Equity in net income of subsidiaries	(264.8)	(171.2)	(300.2)	736.2	—
Loss from continuing operations before income taxes	(318.4)	(264.8)	(306.9)	736.2	(153.9)
Benefit from income taxes	—	—	(10.1)	—	(10.1)
Loss from continuing operations	(318.4)	(264.8)	(296.8)	736.2	(143.8)
Loss from discontinued operations, net of income taxes	(0.9)	—	(174.6)	—	(175.5)
Net loss	(319.3)	(264.8)	(471.4)	736.2	(319.3)
Other comprehensive loss, net of tax	(42.8)	(42.8)	(84.1)	126.9	(42.8)
Comprehensive loss	$(362.1)	$(307.6)	$(555.5)	$863.1	$(362.1)

MALLINCKRODT PLC
CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
Fiscal year ended September 27, 2013
(in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Combined
Net sales	$—	$—	$1,712.3	$—	$1,712.3
Cost of sales	—	—	890.0	—	890.0
Gross profit	—	—	822.3	—	822.3
Selling, general and administrative expenses	5.2	0.1	490.6	—	495.9
Research and development expenses	—	—	157.9	—	157.9
Restructuring charges, net	—	—	23.7	—	23.7
Separation costs	3.2	0.6	70.4	—	74.2
Gains on divestiture and license	—	—	(2.9)	—	(2.9)
Operating income (loss)	(8.4)	(0.7)	82.6	—	73.5

Interest expense	—	(19.6)	0.1	—	(19.5)
Interest income	—	—	0.3	—	0.3
Other income (expense), net	0.2	—	1.2	—	1.4
Intercompany interest and fees	(9.5)	—	9.5	—	—
Equity in net income of subsidiaries	76.4	96.7	—	(173.1)	—
Income from continuing operations before income taxes	58.7	76.4	93.7	(173.1)	55.7
Provision for (benefit from) income taxes	(0.3)	—	47.8	—	47.5
Income from continuing operations	59.0	76.4	45.9	(173.1)	8.2
Gain (loss) from discontinued operations, net of income taxes	(0.2)	—	50.8	—	50.6
Net income	58.8	76.4	96.7	(173.1)	58.8
Other comprehensive income, net of tax	28.4	28.4	35.7	(64.1)	28.4
Comprehensive income	$87.2	$104.8	$132.4	$(237.2)	$87.2

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal year ended September 25, 2015
(in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$207.0	$(148.2)	$837.6	$—	$896.4
Cash Flows From Investing Activities:
Capital expenditures	—	—	(148.0)	—	(148.0)
Acquisitions and intangibles, net of cash acquired	—	—	(2,154.7)	—	(2,154.7)
Intercompany loan investment	(149.4)	—	(554.2)	703.6	—
Investment in subsidiary	—	(3,014.4)	—	3,014.4	—
Restricted cash	—	—	3.1	—	3.1
Other	—	—	3.0	—	3.0
Net cash used in investing activities	(149.4)	(3,014.4)	(2,850.8)	3,718.0	(2,296.6)
Cash Flows From Financing Activities:
Issuance of external debt	—	2,890.0	120.0	—	3,010.0
Repayment of external debt and capital leases	—	(258.3)	(1,590.1)	—	(1,848.4)
Excess tax benefit from share-based compensation	—	—	34.1	—	34.1
Debt financing costs	—	(39.1)	(0.8)	—	(39.9)
Proceeds from exercise of share options	34.4	—	—	—	34.4
Intercompany loan borrowings	—	703.6	—	(703.6)	—
Capital contribution	—	—	3,014.4	(3,014.4)	—
Repurchase of shares	(92.2)	—	—	—	(92.2)
Other	—	—	(28.1)	—	(28.1)
Net cash provided by financing activities	(57.8)	3,296.2	1,549.5	(3,718.0)	1,069.9
Effect of currency rate changes on cash	—	—	(11.6)	—	(11.6)
Net (decrease) increase in cash and cash equivalents	(0.2)	133.6	(475.3)	—	(341.9)
Cash and cash equivalents at beginning of period	0.3	18.5	689.0	—	707.8
Cash and cash equivalents at end of period	0.1	152.1	213.7	—	365.9

MALLINCKRODT PLC
CONDENSED COMBINING STATEMENT OF CASH FLOWS
Fiscal year ended September 26, 2014
(in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.		Other Subsidiaries		Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$18.2	$(65.0)		$420.2		$—	$373.4
Cash Flows From Investing Activities:
Capital expenditures	—	—		(127.8)		—	(127.8)
Acquisitions and intangibles, net of cash acquired	—	—		(2,793.8)		—	(2,793.8)
Intercompany loan investment	(25.0)	(298.1)		(915.8)		1,238.9	—
Subsidiary dividend proceeds	—	300.5		—		(300.5)	—
Investment in subsidiary	—	(3,735.5)		—		3,735.5	—
Restricted Cash	—	—		4.1		—	4.1
Other	—	—		26.7		—	26.7
Net cash used in investing activities	(25.0)	(3,733.1)		(3,806.6)	—	4,673.9	(2,890.8)
Cash Flows From Financing Activities:
Issuance of external debt	—	2,893.3		149.9		—	3,043.2
Repayment of external debt and capital leases	—	(3.3)		(31.5)		—	(34.8)
Excess tax benefit from share-based compensation	—	—		8.9		—	8.9
Debt financing costs	—	(70.7)		(1.0)		—	(71.7)
Proceeds from exercise of share options	25.8	—		—		—	25.8
Subsidiary dividend payment	—	—		(300.5)		300.5	—
Intercompany loan borrowings	(2.4)	940.8		300.5		(1,238.9)	—
Capital contribution	—	—		3,735.5		(3,735.5)	—
Repurchase of shares	(17.5)	—		—		—	(17.5)
Other	—	—		—		—	—
Net cash provided by financing activities	5.9	3,760.1	—	3,861.8		(4,673.9)	2,953.9
Effect of currency rate changes on cash	—	—		(4.2)		—	(4.2)
Net increase (decrease) in cash and cash equivalents	(0.9)	(38.0)		471.2		—	432.3
Cash and cash equivalents at beginning of period	1.2	56.5		217.8		—	275.5
Cash and cash equivalents at end of period	$0.3	$18.5		$689.0		$—	$707.8

MALLINCKRODT PLC
CONDENSED COMBINING STATEMENT OF CASH FLOWS
Fiscal year ended September 27, 2013
(in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.		Other Subsidiaries		Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(1.8)	$(8.4)		$146.1		$—	$135.9
Cash Flows From Investing Activities:
Capital expenditures	—	—		(147.9)		—	(147.9)
Acquisitions and intangibles, net of cash acquired	—	—		(88.1)		—	(88.1)
Intercompany loan investment	—	(2.4)		(409.6)		412.0	—
Investment in subsidiary	—	(68.0)		—		68.0	—
Other	—	—		1.3		—	1.3
Net cash used in investing activities	—	(70.4)		(644.3)	—	480.0	(234.7)
Cash Flows From Financing Activities:
Issuance of external debt	—	898.1		—		—	898.1
Repayment of external debt and capital leases	—	—		(1.3)		—	(1.3)
Excess tax benefit from share-based compensation	—	—		3.4		—	3.4
Debt financing costs	—	(12.0)		—		—	(12.0)
Net transfers to parent	—	(1,160.4)		644.5		—	(515.9)
Proceeds from exercise of share options	0.6	—		—		—	0.6
Intercompany loan borrowings	2.4	409.6		—		(412.0)	—
Capital contribution	—	—		68.0		(68.0)	—
Other	—	—		0.1		—	0.1
Net cash provided by financing activities	3.0	135.3	—	714.7		(480.0)	373.0
Effect of currency rate changes on cash	—	—		1.3		—	1.3
Net increase in cash and cash equivalents	1.2	56.5		217.8		—	275.5
Cash and cash equivalents at beginning of period	—	—		—		—	—
Cash and cash equivalents at end of period	$1.2	$56.5		$217.8		$—	$275.5

24.	Subsequent Events
Share Repurchase & Debt Reduction Authorization
On November 19, 2015, the Company's board of directors authorized an increase to our existing $300.0 million share repurchase program previously announced in January 2015. The authorization increased our existing repurchase program by $500.0 million from $300.0 million to $800.0 million.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of September 25, 2015. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 25, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment, we believe that our internal controls over financial reporting were effective as of September 25, 2015.
Management's assessment of internal control over financial reporting, as discussed above, excluded Ikaria, Inc. and Therakos, Inc., both acquired by the Company in fiscal 2015, which represented approximately 6% of our total net sales and approximately 29% of our total assets as of and for the period ended September 25, 2015, respectively. Because management's assessment of internal control over financial reporting included the accounting for goodwill and intangible assets from these acquisitions, the percentage of total assets at September 25, 2015 that was excluded from management's assessment of internal control over financial reporting was approximately 2%.
Our internal control over financial reporting as of September 25, 2015 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this annual report on Form 10-K. This report is included below.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 25, 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mallinckrodt plc:

We have audited the internal control over financial reporting of Mallinckrodt plc and subsidiaries (the "Company") as of September 25, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ikaria, Inc. (“Ikaria”) and Therakos, Inc. (“Therakos”), both acquired by the Company in fiscal 2015, which represented approximately 6% of total net sales and approximately 2% of total assets as of and for the period ended September 25, 2015, respectively. Accordingly, our audit did not include the internal control over financial reporting at Ikaria or Therakos. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and financial statement schedule as of and for the year ended September 25, 2015 of the Company and our report dated November 24, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the fact that the Company’s combined financial statements for periods prior to June 28, 2013, including the nine months ended June 28, 2013 that is included within the Company’s fiscal 2013 results, may not be indicative of the Company’s future performance had it operated as an independent, publicly-traded company for the entirety of the periods presented.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 24, 2015

Item 9B.	Other Information.
At meetings on November 18 - 19, 2015, our Board of Directors (the “Board”) approved, with respect to our President and Chief Executive Officer, and the Human Resources and Compensation Committee (the “Committee”) of our Board approved, with respect to our other named executive officers, certain compensation related actions. With respect to Matthew K. Harbaugh, our Senior Vice President and Chief Financial Officer, the Committee increased his annual base salary, effective December 28, 2015, from $530,000 to $570,000. With respect to Frank Scholz, our Senior Vice President, Global Operations, the Committee increased his annual base salary, effective December 28, 2015, from $430,000 to $460,000.
Also, the Board, with respect to our President and Chief Executive Officer, and the Committee, with respect to our other named executive officers, determined the target grant date dollar value of long-term incentive compensation for the fiscal 2016 annual long-term incentive awards, which will be granted on January 4, 2016 ("the Grant Date"). The table below sets forth the target grant date fair value awarded to each of our named executive officers:

Fiscal 2016 Long-Term Incentive Compensation
Name and Title	Target Grant Date Fair Value
Mark C. Trudeau	$9,750,000
Chief Executive Officer

Matthew K. Harbaugh	$2,750,000
Senior Vice President and Chief Financial Officer

Hugh M. O'Neill	$1,700,000
Senior Vice President, Autoimmune and Rare Diseases

Gary M. Phillips	$1,550,000
Senior Vice President and Chief Strategy Officer

Frank Scholz	$1,500,000
Senior Vice President, Global Operations

The dollar value awarded to each named executive officer for fiscal 2016 grants will be allocated between the long-term incentive vehicles as follows:

•
40% of the target grant date fair value will be allocated to performance shares ("PSUs") with performance-based vesting over a three-year vesting period (September 26, 2015 up to and including September 28, 2018) based on total return of shareholders against a defined peer group (weighted 50%) and Net Revenue Compounded Annual Growth Rate. The actual number of PSUs will be determined on the Grant Date by taking the dollar value allocated to PSUs and dividing such amount by the grant date fair value of a PSU using, for 50% of the value, a Monte Carlo simulation model and for the remaining 50% of the value, the closing price of our ordinary shares on the Grant Date. Depending on Mallinckrodt's performance during the performance period, the named executive officer is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted.

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
Information regarding our directors required under this Item 10. Directors, Executive Officers and Corporate Governance will be included in our definitive proxy statement for our annual general meeting of shareholders, which will be filed with the United States Securities and Exchange Commission within 120 days after September 25, 2015.
Information regarding our executive officers required under this Item 10. Directors, Executive Officers and Corporate Governance is included in Item 1. Business of this Annual Report on Form 10-K.
We have adopted the Mallinckrodt Pharmaceuticals Guide to Business Conduct, which meets the requirements of a "code of ethics" as defined in Item 406 of Regulation S-K, as well as the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange. Our Guide to Business Conduct applies to all employees, officers and directors of Mallinckrodt, including, without limitation, our Chief Executive Officer, Chief Financial Officer and other senior financial officers. Our Guide to Business Conduct is posted on our website at www.mallinckrodt.com under the heading "Investor Relations - Corporate Governance." We will also provide a copy of our Guide to Business Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Business Conduct, as well as any waivers for executive officers or directors, on our website.

Item 11.	Executive Compensation.
Information regarding the compensation of our named executive officers and directors required under this Item 11. Executive Compensation will be included in our definitive proxy statement for our annual general meeting of shareholders, which will be filed with the United States Securities and Exchange Commission within 120 days after September 25, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups which own more than 5% of our ordinary shares, as well as information regarding the security ownership of our executive officers and directors, and other shareholder matters required under this Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be included in our definitive proxy statement for our annual general meeting of shareholders, which will be filed with the United States Securities and Exchange Commission within 120 days after September 25, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence required under this Item 13. Certain Relationships and Related Transactions, and Director Independence will be included in our definitive proxy statement for our annual general meeting of shareholders, which will be filed with the United States Securities and Exchange Commission within 120 days after September 25, 2015.

Item 14.	Principal Accounting Fees and Services.
Information regarding the services provided by and the fees paid to Deloitte and Touche LLP, our independent auditors, required under this Item 14. Principal Accounting Fees and Services will be included in our definitive proxy statement for our annual general meeting of shareholders, which will be filed with the United States Securities and Exchange Commission within 120 days after September 25, 2015.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
Documents filed as part of this report:

1)	Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm

•
Consolidated Statement of Income for the fiscal year ended September 25, 2015 and the Consolidated and Combined Statements of Income for the fiscal years ended September 26, 2014 and September 27, 2013

•
Consolidated Statement of Comprehensive Income for the fiscal year ended September 25, 2015 and the Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended September 26, 2014 and September 27, 2013

•	Consolidated Balance Sheets as of September 25, 2015 and September 26, 2014

•
Consolidated Statement of Cash Flows for the fiscal year ended September 25, 2015 and the Consolidated and Combined Statements of Cash Flows for the fiscal years ended September 26, 2014 and September 27, 2013

•
Consolidated Statement of Changes in Shareholders' Equity for the period from September 26, 2014 to September 25, 2015 and the Consolidated and Combined Statement of Changes in Shareholders' Equity for the period from September 28, 2012 to September 25, 2015

•	Notes to Consolidated and Combined Financial Statements

2)
Financial Statement Schedules. The financial statement schedule is included below. All other schedules have been omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

Schedule II - Valuation and Qualifying Accounts
(in millions)
Description	Balance at Beginning of Period	Charged to Income	Additions and Other	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended September 25, 2015	$3.7	$1.9	$—	$(0.9)	$4.7
Fiscal year ended September 26, 2014	3.6	0.4	—	(0.3)	3.7
Fiscal year ended September 27, 2013	9.4	1.1	—	(6.9)	3.6
Sales reserve accounts:
Fiscal year ended September 25, 2015	$404.9	$2,187.8	$1.3	$(2,194.7)	$399.3
Fiscal year ended September 26, 2014	287.7	1,720.9	30.6	(1,634.3)	404.9
Fiscal year ended September 27, 2013	235.0	1,171.9	—	(1,119.2)	287.7
Tax valuation allowance:
Fiscal year ended September 25, 2015	$76.9	$155.4	$0.2	$0.5	$233.0
Fiscal year ended September 26, 2014	28.3	33.9	14.7	—	76.9
Fiscal year ended September 27, 2013	15.3	10.0	3.0	—	28.3

3)	Exhibits. The exhibits are included in the Exhibit Index that appears at the end of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

Date: November 24, 2015	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh Senior Vice President and Chief Financial Officer (principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark C. Trudeau	President, Chief Executive Officer and Director	November 24, 2015
Mark C. Trudeau	(principal executive officer)

/s/ Matthew K. Harbaugh	Senior Vice President and Chief Financial Officer	November 24, 2015
Matthew K. Harbaugh	(principal financial officer)

/s/ Kathleen A. Schaefer	Vice President and Corporate Controller	November 24, 2015
Kathleen A. Schaefer	(principal accounting officer)

*	Chairman of the Board of Directors	November 24, 2015
Melvin D. Booth

*	Director	November 24, 2015
Don M. Bailey

*	Director	November 24, 2015
David R. Carlucci

*	Director	November 24, 2015
J. Martin Carroll

*	Director	November 24, 2015
Diane H. Gulyas

*	Director	November 24, 2015
Nancy S. Lurker

*	Director	November 24, 2015
JoAnn A. Reed

*	Director	November 24, 2015
Angus C. Russell

*	Director	November 24, 2015
Virgil D. Thompson

*	Director	November 24, 2015
Kneeland C. Youngblood, M.D.

*	Director	November 24, 2015
Joseph A. Zaccagnino

* Kenneth L. Wagner, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Annual Report on Form 10-K.

/s/ Kenneth L. Wagner
Kenneth L. Wagner, Attorney-in-fact

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

2.4
Stock Purchase Agreement, dated March 5, 2015, by and among Compound Holdings I, LLC, Compound Holdings II, Inc., Mallinckrodt Enterprises LLC and Mallinckrodt plc (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 5, 2015).

2.5
Stock Purchase Agreement, dated as of July 27, 2015, by and between Mallinckrodt Group S.à r.l., Mallinckrodt U.S. Holdings Inc., Mallinckrodt Netherlands Holdings B.V., Mallinckrodt Finance GmbH, Ludlow Corporation, Mallinckrodt Holdings GmbH, Mallinckrodt International Finance S.A. and Guerbet S.A. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 28, 2015).

2.6
Stock Purchase Agreement, dated August 9, 2015, by and among TGG Medical Holdings, LLC, TGG Medical Solutions, Inc., Mallinckrodt Enterprises LLC and Mallinckrodt plc (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 10, 2015).

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

4.4
Indenture, dated as of April 15, 2015, among Mallinckrodt International Finance S.A., Mallinckrodt CB LLC, the Guarantors party thereto from time to time and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 17, 2015).

4.5
Indenture, dated as of September 24, 2015, among Mallinckrodt International Finance S.A., Mallinckrodt CB LLC, the Guarantors party thereto from time to time and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 28, 2015).

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

10.5
Refinancing Amendment No. 1 and Incremental Assumption Agreement No. 2, dated as of August 28, 2015, among Mallinckrodt plc, Mallinckrodt International Finance, S.A., Mallinckrodt CB LLC, the other subsidiaries of Mallinckrodt plc party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2015).

10.6
Note Purchase Agreement, dated as of July 28, 2014, among Mallinckrodt Securitization S.À R.L., the persons from time to time party thereto as purchasers, PNC Bank, National Association, as administrative agent, and Mallinckrodt LLC, as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed July 30, 2014).

10.7
First Amendment to the Note Purchase Agreement, dated as of January 20, 2015, among Mallinckrodt Securitization S.À R.L., the persons from time to time party thereto as purchasers, PNC Bank, National Association, as administrative agent, and Mallinckrodt LLC, as initial servicer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015).

10.8
Purchase and Sale Agreement, dated as of July 28, 2014, among the various entities party thereto from time to time as originators, Mallinckrodt LLC, as initial servicer, and Mallinckrodt Securitization S.À R.L., as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 30, 2014).

10.9
First Amendment to the Purchase and Sale Agreement, dated as of January 20, 2015, among the various entities party thereto from time to time as originators, Mallinckrodt LLC, as initial servicer, and Mallinckrodt Securitization S.À R.L., as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015).

10.10
Sale Agreement, dated as of July 28, 2014, between Liebel-Flarsheim Company LLC and Mallinckrodt LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 30, 2014).

10.11
Performance Guaranty, dated as of January 20, 2015, by Mallinckrodt International Finance S.A. in favor of PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015).

10.12
Incremental Assumption Agreement No. 1, dated as of August 14, 2014, among Mallinckrodt International Finance, S.A., Mallinckrodt CB LLC, the subsidiaries of MIFSA party thereto and Deutsche Bank AG New York Branch, as administrative agent, as acknowledged by and consented to by Mallinckrodt plc and Mallinckrodt Quincy S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2014).

10.13	Form of Deed of Indemnification by and between Mallinckrodt plc and Directors and Secretary (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed July 1, 2013).
10.14
Form of Indemnification Agreement by and between Mallinckrodt Brand Pharmaceuticals, Inc. and Directors and Secretary (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed July 1, 2013).

10.15
IV APAP Agreement (U.S. and Canada), dated as of February 21, 2006, by and between Cadence Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.11 to Amendment No. 2 of Cadence Pharmaceuticals, Inc.'s Registration Statement on Form S-1 filed September 25, 2006).

12.16
License Agreement, dated as of December 23, 2002, by and among SCR Pharmatop and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.12 to Amendment No. 2 of Cadence Pharmaceuticals, Inc.'s Registration Statement on Form S-1 filed September 25, 2006).

10.17*
Mallinckrodt Pharmaceuticals Severance Plan for U.S. Officers and Executives dated May 1, 2014 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 26, 2014).

10.18*
Mallinckrodt Pharmaceuticals Change in Control Severance Plan for Certain U.S. Officers and Executives dated as of May 1, 2014 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 26, 2014).

10.19*	Mallinckrodt Pharmaceuticals Stock and Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 3 to Registration Statement on Form 10 filed on May 31, 2013).
10.20*
Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Restricted Unit Award for Chief Executive Officer (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed July 1, 2013).

10.21*	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Restricted Unit Award (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 8, 2014).
10.22*	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Option Award (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 8, 2014).
10.23*
Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Performance Unit Award FY14-FY16 Performance Cycle (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed May 8, 2014).

10.24*	Mallinckrodt Pharmaceuticals Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on January 23, 2015).
10.25*
Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Restricted Unit Award to Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015).

10.26*
Letter Agreement dated as of August 27, 2013 by and between Mallinckrodt LLC and Frank Scholz (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended September 26, 2014).

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
101
The following materials from the Mallinckrodt plc Annual Report on Form 10-K for the fiscal year ended September 25, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated and Combined Statements of Income, (ii) the Consolidated and Combined Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated and Combined Statements of Cash Flows, (v) the Consolidated and Combined Statements of Shareholders' Equity and (vi) related notes.

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