Form 10-Q
period 2015-12-25
Mallinckrodt plc
filed 2016-02-02
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2015

or

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
Perth House, Millennium Way,
Chesterfield, Derbyshire S41 8ND, United Kingdom
(Address of principal executive offices) (Zip Code)

Telephone: +44 124 626 3051
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
Ordinary shares, $0.20 par value - 111,914,866 shares as of January 29, 2016

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended
	December 25, 2015	December 26, 2014
Net sales	$914.8	$768.2
Cost of sales	423.1	363.4
Gross profit	491.7	404.8

Selling, general and administrative expenses	242.5	224.1
Research and development expenses	63.6	52.7
Restructuring charges, net	6.3	7.2
Gains on divestiture and license	(0.1)	(0.8)
Operating income	179.4	121.6

Interest expense	(97.8)	(48.8)
Interest income	0.2	0.1
Other income, net	2.0	4.2
Income from continuing operations before income taxes	83.8	77.1

Income tax benefit	(32.1)	(10.3)
Income from continuing operations	115.9	87.4

Income from discontinued operations, net of income taxes	95.2	5.3

Net income	$211.1	$92.7

Basic earnings (loss) per share (Note 7):
Income from continuing operations	$1.00	$0.75
Income from discontinued operations	0.82	0.05
Net income	$1.83	$0.80

Basic weighted-average shares outstanding	115.4	114.8

Diluted earnings (loss) per share (Note 7):
Income from continuing operations	$1.00	$0.74
Income from discontinued operations	0.82	0.05
Net income	$1.82	$0.79

Diluted weighted-average shares outstanding	116.3	116.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	December 25, 2015	December 26, 2014
Net income	$211.1	$92.7
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(68.1)	(22.4)
Unrecognized gain on derivatives, net of $- and $- tax	0.1	0.1
Unrecognized gain on benefit plans, net of $(1.0) and ($0.5) tax	1.8	1.0
Total other comprehensive income (loss), net of tax	(66.2)	(21.3)
Comprehensive income	$144.9	$71.4

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 25, 2015	September 25, 2015
Assets
Current Assets:
Cash and cash equivalents	$521.9	$365.9
Accounts receivable, less allowance for doubtful accounts of $6.0 and $4.7	485.9	548.5
Inventories	284.9	281.8
Deferred income taxes	116.3	142.7
Prepaid expenses and other current assets	215.6	207.3
Current assets held for sale	0.8	299.9
Total current assets	1,625.4	1,846.1
Property, plant and equipment, net	993.0	991.3
Goodwill	3,645.2	3,649.4
Intangible assets, net	9,491.7	9,666.3
Other assets	284.0	251.0
Total Assets	$16,039.3	$16,404.1

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$21.9	$22.3
Accounts payable	118.2	133.0
Accrued payroll and payroll-related costs	79.6	103.7
Accrued interest	72.7	80.2
Accrued and other current liabilities	592.5	517.4
Current liabilities held for sale	3.4	72.8
Total current liabilities	888.3	929.4
Long-term debt	6,409.6	6,474.3
Pension and postretirement benefits	114.9	116.7
Environmental liabilities	72.0	73.3
Deferred income taxes	2,999.0	3,132.4
Other income tax liabilities	109.8	121.3
Other liabilities	253.1	245.5
Total Liabilities	10,846.7	11,092.9
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 117,696,232 and 117,513,370 issued; 112,555,311 and 116,283,149 outstanding	23.5	23.5
Ordinary shares held in treasury at cost, 5,140,921 and 1,230,221	(385.1)	(109.7)
Additional paid-in capital	5,369.5	5,357.6
Retained earnings	250.0	38.9
Accumulated other comprehensive income	(65.3)	0.9
Total Shareholders' Equity	5,192.6	5,311.2
Total Liabilities and Shareholders' Equity	$16,039.3	$16,404.1

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	December 25, 2015	December 26, 2014
Cash Flows From Operating Activities:
Net income	$211.1	$92.7
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	206.0	150.6
Share-based compensation	8.5	35.4
Deferred income taxes	(108.9)	(69.7)
Gain on disposal of discontinued operations	(97.0)	—
Other non-cash items	4.1	(10.9)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	68.4	28.1
Inventories	(14.5)	22.6
Accounts payable	(13.0)	(5.9)
Income taxes	82.3	71.0
Other	(35.6)	(97.1)
Net cash provided by operating activities	311.4	216.8
Cash Flows From Investing Activities:
Capital expenditures	(49.0)	(22.3)
Proceeds from disposal of discontinued operations, net of cash	264.0	—
Restricted cash	(0.1)	0.4
Other	0.7	1.0
Net cash provided by (used in) investing activities	215.6	(20.9)
Cash Flows From Financing Activities:
Issuance of external debt	62.0	—
Repayment of external debt and capital leases	(129.6)	(7.8)
Excess tax benefit from share-based compensation	—	8.9
Debt financing costs	(0.1)	—
Proceeds from exercise of share options	3.6	8.7
Repurchase of shares	(275.4)	(10.6)
Other	(30.0)	—
Net cash used in financing activities	(369.5)	(0.8)
Effect of currency rate changes on cash	(1.5)	(3.9)
Net increase in cash and cash equivalents	156.0	191.2
Cash and cash equivalents at beginning of period	365.9	707.8
Cash and cash equivalents at end of period	$521.9	$899.0

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at September 25, 2015	117.5	$23.5	1.2	$(109.7)	$5,357.6	$38.9	$0.9	$5,311.2
Net income	—	—	—	—	—	211.1	—	211.1
Currency translation adjustments	—	—	—	—	—	—	(68.1)	(68.1)
Change in derivatives, net of tax	—	—	—	—	—	—	0.1	0.1
Minimum pension liability, net of tax	—	—	—	—	—	—	1.8	1.8
Share options exercised	0.1	—	—	—	3.6	—	—	3.6
Vesting of restricted shares	0.1	—	—	—	—	—	—	—
Excess tax benefit from share-based compensation	—	—	—	—	(0.2)	—	—	(0.2)
Share-based compensation	—	—	—	—	8.5	—	—	8.5
Repurchase of shares	—	—	3.9	(275.4)	—	—	—	(275.4)
Balance at December 25, 2015	117.7	$23.5	5.1	$(385.1)	$5,369.5	$250.0	$(65.3)	$5,192.6

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc and its subsidiaries (collectively, "Mallinckrodt" or "the Company") is a global business that develops, manufactures, markets and distributes branded and generic specialty pharmaceutical and biopharmaceutical products and therapies and nuclear medicine products. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology and pulmonology); immunotherapy and neonatal critical care respiratory therapies; and central nervous system drugs. The Company also supports the diagnosis of disease with nuclear medicine products.
The Company operates in three reportable segments, which are further described below:

•	Specialty Brands produces and markets branded pharmaceutical and biopharmaceutical products and therapies;

•
Specialty Generics produces specialty generic pharmaceuticals and active pharmaceutical ingredients ("API") consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Nuclear Imaging manufactures and markets radiopharmaceuticals (nuclear medicine).

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of Mallinckrodt plc, its wholly-owned subsidiaries and entities in which they own or control more than fifty percent of the voting shares, or have the ability to control through similar rights. The results of entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. Divestitures of product lines and businesses that did not qualify as discontinued operations have been reflected in operating income. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated and combined financial statements included in its Annual Report on Form 10-K for the period ended September 25, 2015, filed with the SEC on November 24, 2015.
The Company completed the sale of the contrast media and delivery systems ("CMDS") business on November 27, 2015. As a result prior year balances have been recast to present the CMDS business as a discontinued operation.
Beginning in the first quarter of fiscal year 2016, the Company has revised the presentation of certain medical affairs costs to better align with industry practice, which were previously included in selling, general and administrative ("SG&A") expenses and are now included in research and development ("R&D") expenses. As a result, $11.2 million of expenses previously included in SG&A for the three months ended December 26, 2014 have been classified as R&D expenses to conform to this change. No other financial statement line items were impacted by this change in classification.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of September. The first fiscal quarters of 2016 and 2015 ended on December 25, 2015 and December 26, 2014, respectively. Unless otherwise indicated, the three months ended December 25, 2015 refers to the thirteen week period ended December 25, 2015 and the three months ended December 26, 2014 refers to the thirteen week period ended December 26, 2014. The full year fiscal 2015 consisted of 52 weeks, while fiscal 2016 will consist of 53 weeks and will end on September 30, 2016.

2.	Recently Issued Accounting Standards
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Reclassification of Deferred Taxes," in November 2015. This update eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for the Company in the first quarter of fiscal 2018. The Company is assessing the potential impact of the guidance. Certain reclassifications on the consolidated balance sheet are anticipated.

3.	Discontinued Operations
CMDS
On November 27, 2015, the Company completed the sale of the CMDS business to Guerbet S.A. ("Guerbet") for cash consideration of approximately $270.0 million, subject to net working capital adjustments. The CMDS business was eliminated from the Global Medical Imaging segment, which has been renamed Nuclear Imaging.
Subsequent to the sale of the CMDS business, the Company has and will continue to supply certain products under a supply agreement with Guerbet.
The following table summarizes the financial results of the CMDS discontinued operations for the the three months ended December 25, 2015 and December 26, 2014 as presented in the consolidated statements of operations and comprehensive income:

	Three Months Ended
Major line items constituting income (loss) from discontinued operations	December 25, 2015	December 26, 2014
Net sales	$59.2	$106.6
Cost of sales	44.8	72.7
Selling, general and administrative	18.2	27.2
Other	1.1	1.0
(Loss) income from discontinued operations	(4.9)	5.7
Gain on disposal of discontinued operations	97.0	—
Income from discontinued operations, before income taxes	92.1	5.7
Income tax (benefit) expense	(2.7)	1.0

Income from discontinued operations net of tax	$94.8	$4.7

Income tax benefit of $2.7 million is predominately associated with the $4.9 million loss from discontinued operations. The gain on disposal of discontinued operations resulted in $8.6 million of tax expense, of which $10.0 million tax expense was recognized during the three months ended September 25, 2015, offset by $1.4 million of tax benefit recognized during the three months ended December 25, 2015. The $8.6 million of tax expense was favorably impacted by receiving a benefit from permanently deductible items.
The following table summarizes the assets and liabilities of the CMDS business that are classified as held for sale on the consolidated balance sheets as of December 25, 2015 and September 25, 2015:

	December 25, 2015	September 25, 2015
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts receivable	$0.7	$68.5
Inventories	0.1	86.3
Property, plant and equipment, net	—	60.3
Intangible assets, net	—	27.7
Other current and non-current assets	—	57.1
Total assets classified as held for sale in the balance sheet	$0.8	$299.9

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$—	$22.0
Other current and non-current liabilities	3.4	50.8
Total liabilities classified as held for sale in the balance sheet	$3.4	$72.8

The following table summarizes significant cash and non-cash transactions of the CMDS business that are included within the consolidated statements of cash flows for the respective periods:

	Three Months Ended
	December 25, 2015	December 26, 2014
Depreciation	$—	$3.1
Amortization	—	0.7
Capital expenditures	1.6	1.7
All other notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

Mallinckrodt Baker
During fiscal 2010, the Specialty Chemicals business (formerly known as "Mallinckrodt Baker") was sold because its products and customer bases were not aligned with the Company's long-term strategic objectives. This business met the discontinued operations criteria and, accordingly, was included in discontinued operations for all periods presented. During the three months ended December 25, 2015 and December 26, 2014 the Company recorded gains, net of tax, of $0.4 million and $0.6 million, respectively. These gains were primarily related to the indemnification obligations to the purchaser, which are discussed in Note 15.

4.	Acquisitions and License Agreements
Business Acquisitions
Therakos, Inc.
On September 25, 2015, the Company acquired Therakos, Inc. ("Therakos") through acquisition of all outstanding common stock of TGG Medical Solutions, Inc., the parent holding company of Therakos, in a transaction valued at approximately $1.3 billion, net of cash acquired ("the Therakos Acquisition"). Consideration for the transaction consisted of approximately $1.0 billion in cash paid to TGG Medical Solutions, Inc. shareholders and the assumption of approximately $0.3 billion of Therakos third-party debt, which was repaid in conjunction with the Therakos Acquisition. The acquisition and repayment of debt was funded through the issuance of $750.0 million aggregate principal amount of senior unsecured notes, a $500.0 million borrowing under a revolving credit facility and cash on hand. Therakos' primary immunotherapy products relate to the administering of extracorporeal photopheresis therapies through its UVAR XTS® and CellexTM Photopheresis Systems.

Ikaria, Inc.
On April 16, 2015, the Company acquired Ikaria, Inc. ("Ikaria") through acquisition of all outstanding common stock of Compound Holdings II, Inc., the parent holding company of Ikaria, in a transaction valued at approximately $2.3 billion, net of cash acquired ("the Ikaria Acquisition"). Consideration for the transaction consisted of approximately $1.2 billion in cash paid to Compound Holdings II, Inc. shareholders and the assumption of approximately $1.1 billion of Ikaria third-party debt, which was repaid in conjunction with the Ikaria Acquisition. The acquisition and immediate repayment of debt was funded through the issuance of $1.4 billion aggregate principal amount of senior unsecured notes, a $240.0 million borrowing under a revolving credit facility, and cash on hand. Ikaria's primary product is INOMAX® (nitric oxide) for inhalation ("Inomax"), a vital treatment option in neonatal critical care.

Fair Value Allocation
The following amounts represent the preliminary allocations of the fair value of the identifiable assets acquired and liabilities assumed for the Ikaria Acquisition and the Therakos Acquisition, including preliminary goodwill, intangible assets and the related deferred tax balances. The Company expects to complete its valuation analysis and finalize deferred tax balances as of the acquisition date no later than twelve months from the date of the respective acquisitions. The changes in the purchase price allocation and preliminary goodwill based on the final valuation may include, but are not limited to, finalization of working capital settlements, the impact of U.S. state tax rates in determining the deferred tax balances and changes in assumptions utilized in the preliminary valuation report.

	Therakos	Ikaria
Cash and cash equivalents	$41.3	$77.3
Inventory	23.5	26.3
Intangible assets	1,170.0	1,971.0
Goodwill (non-tax deductible)	431.7	793.7
Other assets, current and non-current (1)	42.1	172.9
Total assets acquired	1,708.6	3,041.2
Current liabilities	24.7	32.6
Other liabilities (non-current)	0.6	9.1
Deferred tax liabilities, net (non-current)	318.8	624.9
Total debt	344.8	1,121.0
Total liabilities assumed	688.9	1,787.6
Net assets acquired	$1,019.7	$1,253.6

(1)	This amount includes $22.0 million and $73.8 million, of accounts receivable for the Therakos Acquisition and the Ikaria Acquisition, respectively, which is also the gross contractual value.

The following is a reconciliation of the total consideration to net assets acquired:

	Therakos	Ikaria
Total consideration, net of cash	$978.4	$1,176.3
Plus: cash assumed in acquisition	41.3	77.3
Net assets acquired	$1,019.7	$1,253.6
Intangible assets acquired consist of the following:

Therakos	Amount	Amortization Period
Completed technology	$1,170.0	15 years

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

Financial Results
The amount of net sales and earnings included in the Company's results for the periods presented were as follows:

	Three Months Ended
	December 25, 2015	December 26, 2014
Net sales
Therakos	$50.4	$—
Ikaria	114.6	—
	$165.0	$—
Operating income
Therakos	$(11.1)	$—
Ikaria	42.2	—
	$31.1	$—

The amount of amortization on acquired intangible assets included within operating income for the periods presented was as follows:

	Three Months Ended
	December 25, 2015	December 26, 2014
Intangible asset amortization
Therakos	$19.5	$—
Ikaria	31.1	—
	$50.6	$—

The amount of acquisition-related costs included with operating income for the periods presented was as follows:

	Three Months Ended
	December 25, 2015	December 26, 2014
Acquisition-related costs
Hemostasis products	$0.9	$—
Ikaria	0.2	—
	$1.1	$—
During the three months ended December 25, 2015 and December 26, 2014, the Company recognized $16.2 million and $30.8 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents a summary of the combined results of operations for the periods indicated as if the acquisition of Questcor Pharmaceuticals, Inc. ("Questcor") had been completed as of September 29, 2012 and the Ikaria Acquisition and Therakos Acquisition as of September 28, 2013. The pro forma financial information is based on the historical financial information for the Company, Ikaria, Therakos, and Questcor, along with certain pro forma adjustments. These pro forma adjustments consist primarily of:

•	non-recurring costs related to the step-up in fair value of acquired inventory and transaction costs related to the acquisitions;

•	increased amortization expense related to the intangible assets acquired in the acquisitions;

•
increased interest expense to reflect the fixed-rate notes entered into in connection with the Therakos Acquisition (utilizing the interest rate of 5.625%), the fixed-rate notes entered into in connection with the Ikaria Acquisition (utilizing the interest rates of 4.875% and 5.50% ) and the borrowings under the variable-rate revolving credit facility (utilizing the interest in effect at the acquisition date of 2.58%), including interest and amortization of deferred financing costs and original issue discount; and

•	the related income tax effects.
The following unaudited pro forma financial information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results. In addition, the unaudited pro forma financial information does not reflect the cost of any integration activities, benefits from any synergies that may be derived from the acquisitions or net sales growth that may be anticipated.

	Three Months Ended
	December 25, 2015	December 26, 2014
Net sales	$914.8	$917.7
Income from continuing operations	126.0	95.0

Basic earnings per share from continuing operations	$1.09	$0.83
Diluted earnings per share from continuing operations	1.08	0.82

5.	Restructuring and Related Charges
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
Net restructuring and related charges within continuing operations by segment are as follows:

	Three Months Ended
	December 25, 2015	December 26, 2014
Specialty Brands	$1.6	$14.2
Specialty Generics	1.1	—
Nuclear Imaging	2.2	(7.3)
Corporate	1.5	0.4
Restructuring and related charges, net	6.4	7.3
Less: accelerated depreciation	(0.1)	(0.1)
Restructuring charges, net	$6.3	$7.2

Net restructuring and related charges by program within continuing operations are comprised of the following:

	Three Months Ended
	December 25, 2015	December 26, 2014
2013 Mallinckrodt Program	$5.7	$(4.9)
Acquisitions	0.7	12.2
Total	6.4	7.3
Less: non-cash charges, including accelerated share-based compensation expense	(0.1)	(6.9)
Total charges expected to be settled in cash	$6.3	$0.4

Non-cash charges during the three months ended December 26, 2014 included $6.8 million of accelerated share-based compensation expense related to employee terminations, primarily associated with the acquisition of Questcor.
The following table summarizes cash activity for restructuring reserves, substantially all of which are related to employee severance and benefits:

	2013 Mallinckrodt Program	Acquisitions	Total
Balance at September 25, 2015	$8.0	$10.0	$18.0
Charges	5.6	1.5	7.1
Changes in estimate	—	(0.8)	(0.8)
Cash payments	(4.7)	(4.6)	(9.3)
Balance at December 25, 2015	$8.9	$6.1	$15.0

Net restructuring and related charges, including associated asset impairments, incurred cumulative-to-date related to the 2013 Mallinckrodt Program were as follows:

Specialty Brands	$4.9
Specialty Generics	16.7
Nuclear Imaging (including CMDS)	69.6
Corporate	11.4
$102.6
Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

6.	Income Taxes
The Company recognized income tax benefits of $32.1 million and $10.3 million on income from continuing operations before income taxes of $83.8 million and $77.1 million for the three months ended December 25, 2015 and December 26, 2014, respectively. This resulted in effective tax rates of negative 38.3% and negative 13.4% for the three months ended December 25, 2015 and December 26, 2014, respectively.
The effective tax rate for the three months ended December 25, 2015, as compared with the three months ended December 26, 2014 decreased by 24.9 percentage points. This net decrease was predominately due to recent acquisitions and reorganizations, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of the 24.9 percentage point decrease in tax rate, 6.0 percentage points can be attributed to the change in operating income and 15.8 percentage points to the change in amortization, while 3.1 percentage points relate to acquisition financing and other non-acquisition related items.
As a part of the Ikaria integration, the Company entered into an internal installment sale transaction during the three months ended December 25, 2015. The Ikaria internal installment sale transaction resulted in a decrease of $537.6 million to the deferred tax liability associated with the Inomax and terlipressin intangible assets, a $521.9 million increase to the deferred tax liability associated with an installment sale note receivable, a $42.8 million increase to the current income tax liability, a $26.0 million increase to deferred tax charges and a $1.1 million increase to prepaid taxes.
As part of the Therakos integration, the Company entered into an internal installment sale transaction during the three months ended December 25, 2015. The Therakos internal installment sale transaction resulted in a decrease of $268.5 million to the deferred tax liability associated with the Cellex and XTS intangible assets, a $251.5 million increase to the deferred tax liability associated with an installment sale note receivable, a $17.3 million increase to the current income tax liability and a $0.3 million increase to prepaid taxes.
During the three months ended December 25, 2015, the Company recognized an income tax benefit of $2.7 million associated with the CMDS business, as discussed in Note 3, in discontinued operations within the unaudited condensed consolidated statement of income. As a result of the sale, the Company recognized a deferred tax asset for non-U.K. net operating losses of $29.5 million and a corresponding valuation allowance, which resulted in no net impact on income tax expense or benefit.
The Company's unrecognized tax benefits, excluding interest, totaled $78.7 million at December 25, 2015 and $89.2 million at September 25, 2015. The net decrease of $10.5 million primarily resulted from net decreases to prior period tax positions of $10.3 million and settlement of $0.3 million, which were partially offset by increases in the current year activity of $0.1 million. Of the $10.3 million decrease in prior period tax positions, $6.8 million was related to the sale of the CMDS business. If favorably settled, $76.9 million of unrecognized tax benefits at December 25, 2015 would favorably impact the effective tax rate. The total amount of accrued interest related to these obligations was $38.8 million at December 25, 2015 and $41.7 million at September 25, 2015.
On January 19, 2016, Tyco International plc (“Tyco International”) announced it had entered into an agreement with the IRS to resolve certain disputes currently before the U.S. Tax Court. The disputes involve IRS audits of Tyco International for years in which companies that are now subsidiaries of Mallinckrodt were subsidiaries of Tyco International. Mallinckrodt is not a participant in the tax sharing agreement between Medtronic plc (as successor to Covidien plc), Tyco International and TE Connectivity and will not share in or be responsible for any payments to be made under the terms of the tentative resolution.
It is reasonably possible that within the next twelve months, as a result of the resolution of various Domestic and International examinations, appeals and litigation, additions related to prior period tax positions and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $37.4 million and the amount of related interest and penalties will decrease by up to $30.1 million. Included within such amounts are possible releases associated with the final settlement of the Tyco-controlled debt litigation.

7.	Earnings per Share

In fiscal 2015, basic and diluted earnings per share were computed using the two-class method. The two-class method is an earnings allocation that determines earnings per share for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stock awards, issued in conjunction with the acquisition of Questcor in August 2014, were considered participating securities as holders were entitled to receive non-forfeitable dividends during the vesting term. Diluted earnings per share includes securities that could potentially dilute basic earnings per share during a reporting period, for which the Company includes all share-based compensation awards other than participating securities. Dilutive securities, including participating securities, are not included in the computation of loss per share when the Company reports a net loss from continuing operations as the impact would be anti-dilutive.
In fiscal 2016, following the September 2015 vesting of substantially all restricted stock issued in conjunction with the acquisition of Questcor, the Company utilized the treasury stock method in calculating diluted earnings per share. Basic earnings per share was computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings per share was computed using the weighted-average shares outstanding and, if dilutive, potential ordinary shares outstanding during the period.

	Three Months Ended
	December 25, 2015	December 26, 2014
Earnings (loss) per share numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$115.9	$87.4
Less: earnings allocated to participating securities	—	1.0
Income from continuing operations attributable to common shareholders, after earnings allocated to participating securities	115.9	86.4
Income from discontinued operations	95.2	5.3
Less: earnings from discontinued operations allocated to participating securities	—	0.1
Income from discontinued operations attributable to common shareholders, after allocation of earnings to participating securities	95.2	5.2
Net income attributable to common shareholders, after allocation of earnings to participating securities	$211.1	$91.6
Earnings (loss) per share denominator:
Weighted-average shares outstanding - basic	115.4	114.8
Impact of dilutive securities	0.9	1.5
Weighted-average shares outstanding - diluted	116.3	116.3
Basic earnings (loss) per share attributable to common shareholders
Income from continuing operations	$1.00	$0.75
Income from discontinued operations	0.82	0.05
Net income attributable to common shareholders	$1.83	$0.80
Diluted earnings (loss) per share attributable to common shareholders
Income from continuing operations	$1.00	$0.74
Income from discontinued operations	0.82	0.05
Net income attributable to common shareholders	$1.82	$0.79

The computation of diluted earnings per share for the three months ended December 25, 2015 excludes approximately 0.6 million of equity awards because the effect would have been anti-dilutive. There were no anti-dilutive equity awards excluded from the computation of diluted earnings per share for the three months ended December 26, 2014.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	December 25, 2015	September 25, 2015
Raw materials and supplies	$68.8	$66.3
Work in process	129.9	124.2
Finished goods	86.2	91.3
	$284.9	$281.8

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	December 25, 2015	September 25, 2015
Property, plant and equipment, gross	$1,899.4	$1,870.6
Less: accumulated depreciation	(906.4)	(879.3)
Property, plant and equipment, net	$993.0	$991.3

Depreciation expense for property, plant and equipment was $30.4 million and $22.0 million during the three months ended December 25, 2015 and December 26, 2014, respectively.

10.	Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of goodwill by segment at the end of each period were as follows:

	December 25, 2015		September 25, 2015
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$3,438.2	$—	$3,442.4	$—
Specialty Generics	207.0	—	207.0	—
Nuclear Imaging	119.5	(119.5)	119.5	(119.5)
Total	$3,764.7	$(119.5)	$3,768.9	$(119.5)

During the three months ended December 25, 2015, the gross carrying value of goodwill within the Specialty Brands segment decreased by $4.2 million attributable to changes in deferred tax balances in the purchase price allocations, attributable to a decrease of $5.5 million from the Therakos Acquisition offset by an increase of $1.3 million from the Ikaria Acquisition.
The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	December 25, 2015		September 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$9,896.0	$934.4	$9,896.0	$765.8
Licenses	185.1	103.0	185.1	99.8
Customer relationships	26.9	5.0	28.1	4.4
Trademarks	82.0	7.1	82.1	6.2
Other	6.7	6.7	6.7	6.7
Total	$10,196.7	$1,056.2	$10,198.0	$882.9
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	316.2		316.2
Total	$351.2		$351.2

Intangible asset amortization expense within continuing operations was $173.4 million and $124.8 million during the three months ended December 25, 2015 and December 26, 2014, respectively. The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of fiscal 2016	$521.0
Fiscal 2017	691.8
Fiscal 2018	682.8
Fiscal 2019	682.5
Fiscal 2020	682.3

11.	Debt
Debt was comprised of the following at the end of each period:

	December 25, 2015		September 25, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Term loan due March 2021	$20.0	$—	$20.0	$—
4.00% term loan due February 2022	1.0	—	1.0	—
Capital lease obligation and vendor financing agreements	0.9	—	1.3	—
Total current debt	21.9	—	22.3	—
Long-term debt:
Variable-rate receivable securitization	215.0	0.8	153.0	0.8
3.50% notes due April 2018	300.0	1.6	300.0	1.7
4.875% notes due April 2020	700.0	10.7	700.0	11.3
Term loan due March 2021	1,953.5	42.0	1,958.5	44.1
4.00% term loan due February 2022	6.5	—	6.9	—
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% notes due August 2022	884.0	13.6	900.0	14.4
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% notes due April 2023	600.0	6.9	600.0	7.1
5.625% notes due October 2023	740.0	13.1	750.0	13.7
5.50% notes due April 2025	700.0	11.6	700.0	11.9
Revolving credit facility	400.0	4.7	500.0	4.9
Capital lease obligation and vendor financing agreements	0.8	—	1.0	—
Total long-term debt	6,514.6	105.0	6,584.2	109.9
Total debt	$6,536.5	$105.0	$6,606.5	$109.9

The Company's debt instruments are further described within the Notes to the Financial Statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 25, 2015.
As of December 25, 2015, the applicable interest rate on outstanding borrowings under the Company's revolving credit facility was approximately 2.71%; and, there were $400.0 million outstanding borrowings. As of December 25, 2015, the applicable interest rate on outstanding borrowings under the variable-rate receivable securitization was 1.22% and outstanding borrowings totaled $215.0 million. At December 25, 2015, the weighted-average interest rate for the term loan due March 2021 was 3.34% and outstanding borrowings totaled $1,973.5 million.
As of December 25, 2015, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

12.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended
	December 25, 2015	December 26, 2014
Service cost	$1.0	$1.2
Interest cost	4.2	4.5
Expected return on plan assets	(5.1)	(5.8)
Amortization of net actuarial loss	2.6	2.3
Amortization of prior service (credit)	(0.1)	(0.2)
Net periodic benefit cost	$2.6	$2.0

The net periodic benefit credit for the Company's postretirement benefit plans for the three months ended December 25, 2015 and December 26, 2014 was approximately zero and $0.5 million, respectively.
Net periodic benefit cost (credit) for the Company's defined benefit pension plans and postretirement benefit plans was included within cost of sales and selling, general and administrative expenses on the unaudited condensed consolidated statements of income.
The Company does not anticipate making material involuntary contributions in fiscal 2016, but may elect to make voluntary contributions to its defined benefit pension plans or its postretirement benefit plans during fiscal 2016.

13.	Accumulated Other Comprehensive Income
The following summarizes the change in accumulated other comprehensive income for the three months ended December 25, 2015 and December 26, 2014:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 25, 2015	$60.2	$(6.4)	$(52.9)	$0.9
Other comprehensive income before reclassifications	(9.4)	—	—	(9.4)
Amounts reclassified from accumulated other comprehensive income	(58.7)	0.1	1.8	(56.8)
Net current period other comprehensive income (loss)	(68.1)	0.1	1.8	(66.2)
Balance at December 25, 2015	$(7.9)	$(6.3)	$(51.1)	$(65.3)

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 26, 2014	$131.0	$(6.8)	$(58.5)	$65.7
Other comprehensive income before reclassifications	(22.4)	—	0.3	(22.1)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.7	0.8
Net current period other comprehensive income (loss)	(22.4)	0.1	1.0	(21.3)
Balance at December 26, 2014	$108.6	$(6.7)	$(57.5)	$44.4
The following summarizes reclassifications out of accumulated other comprehensive income for the three months ended December 25, 2015 and December 26, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended December 25, 2015	Three Months Ended December 26, 2014	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized gain on derivatives	$0.1	$0.1	Interest expense
Income tax provision	—	—	Income tax benefit
Net of income taxes	0.1	0.1

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.6	2.3	(1)
Prior service credit	(0.6)	(1.1)	(1)
Disposal of discontinued operations	0.8	—	Income from discontinued operations, net of income taxes
Total before tax	2.8	1.2
Income tax provision	(1.0)	(0.5)	Income tax benefit
Net of income taxes	1.8	0.7

Currency translation	(58.7)	—	Income from discontinued operations, net of income taxes

Total reclassifications for the period	$(56.8)	$0.8

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

14.	Equity

Share Repurchases

On November 19, 2015, the Company's board of directors authorized an increase to its existing $300.0 million share repurchase program previously announced in January 2015. The authorization increased the existing repurchase program by $500.0 million from $300.0 million to $800.0 million.

	2015 Share Repurchase Program
	Number of Shares	Amount
Authorized repurchase amount		$800.0
Repurchases:
Fiscal 2015	823,592	75.0
Fiscal 2016	3,903,376	274.7
Remaining amount available		$450.3

The Company also repurchases shares from employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, the Company repurchases shares to settle certain option exercises.

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
In connection with the sale of Mallinckrodt Baker in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of December 25, 2015 and September 25, 2015 was $15.2 million and $15.7 million, respectively, of which $12.5 million and $13.0 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at December 25, 2015 and September 25, 2015. As of December 25, 2015, the maximum future payments the Company could be required to make under these indemnification obligations were $71.0 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in other assets on the unaudited condensed consolidated balance sheets at December 25, 2015 and September 25, 2015.
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 16.
In addition, the Company is also liable for product performance; however, the Company believes, given the information currently available, that their ultimate resolutions will not have a material adverse effect on its financial condition, results of operations and cash flows.
The Company is required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating its ability to fund the decommissioning of its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though the Company does not intend to close this facility. The Company has provided this financial assurance in the form of a $57.2 million surety bond. As of December 25, 2015, the Company had various other letters of credit, guarantees and surety bonds totaling $36.7 million.
In April 2015, the Company terminated a letter of credit to guarantee decommissioning costs associated with its Saint Louis, Missouri plant and placed $21.1 million of restricted cash on deposit with a trustee. This restricted cash is included within prepaid expenses and other current assets in the condensed consolidated balance sheet as of December 25, 2015.

In addition, the separation and distribution agreement entered into with Covidien plc ("Covidien"), as part of the Company's legal separation from Covidien, provides for cross-indemnities principally designed to place financial responsibility of the obligations and liabilities of the Company's business with the Company and financial responsibility for the obligations and liabilities of Covidien's remaining business with Covidien, among other indemnities.

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

Governmental Proceedings
In November 2011 and October 2012, the Company received subpoenas from the U.S. Drug Enforcement Administration requesting production of documents relating to its suspicious order monitoring program for controlled substances. The United States Attorney’s Office (the “USAO”) for the Eastern District of Michigan is investigating the possibility that the Company failed to report suspicious orders of controlled substances during the period 2006-2011 in violation of the Controlled Substances Act and its related regulations. The USAO for the Northern District of New York and Office of Chief Counsel for the U.S. Drug Enforcement Administration are investigating the possibility that the Company failed to maintain appropriate records and security measures with respect to manufacturing of certain controlled substances at its Hobart facility during the period 2012-2013. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution, after taking into account amounts already accrued, could have a material adverse effect on its financial condition, results of operations and cash flows.
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
In March 2014, the USAO for the Eastern District of Pennsylvania requested the production of documents related to an investigation of the U.S. promotion of Therakos’ immunotherapy drug/device system UVADEX/UVAR XTS and UVADEX/CELLEX (collectively, the “Therakos System”), for indications not approved by the FDA, including treatment of patients with graft versus host disease (“GvHD”) and solid organ transplant patients, including pediatric patients. The investigation also includes Therakos’ efforts to secure FDA approval for additional uses of, and alleged quality issues relating to, UVADEX/UVAR. In August 2015, the USAO for the Eastern District of Pennsylvania sent Therakos a subsequent request for documents related to the investigation and we are in the process of responding to that request.
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
Mallinckrodt Inc. v. U.S. Food and Drug Administration and United States of America. The Company filed a Complaint for Declaratory and Injunctive Relief ("the Complaint") in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the United States of America in November 2014 for judicial review of what the Company believes is the FDA's inappropriate and unlawful reclassification of the Company's Methylphenidate HCl Extended-Release tablets USP (CII) ("Methylphenidate ER") in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("Orange Book") on November 13, 2014. In its Complaint, the Company asked the court to: issue an injunction to (a) set aside the FDA's reclassification of the Company's Methylphenidate ER products from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX) in the Orange Book and (b) prohibit the FDA from reclassifying the Company's Methylphenidate ER products in the future without following applicable legal requirements; and issue a declaratory judgment that the FDA's action reclassifying the Company's Methylphenidate ER products in the Orange Book is unlawful. The Company concurrently filed a motion with the same court requesting an expedited hearing to issue a temporary restraining order ("TRO") directing the FDA to reinstate the Orange Book AB rating for the Company's Methylphenidate ER products on a temporary basis. The court denied the Company's motion for a TRO. In December 2014, the FDA filed a motion to dismiss the Complaint with the district court. The Company filed its opposition to the motion to dismiss in January 2015, and concurrently filed a motion for summary judgment. In July 2015, the court granted the FDA’s motion to dismiss with respect to three of the five counts in the Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts.  The Company has appealed the court’s decision to the U.S. Court of Appeals for the Fourth Circuit.

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
'222 and '218 Patent Litigation: InnoPharma Licensing LLC and InnoPharma, Inc. In September 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against InnoPharma Licensing LLC and InnoPharma, Inc. (collectively "InnoPharma") alleging that InnoPharma infringed U.S. Patent Nos. 6,028,222 ("the '222 patent") and 6,992,218 ("the '218 patent") following receipt of an August 2014 notice from InnoPharma concerning its submission of a New Drug Application (“NDA”), containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev.
'222 and '218 Patent Litigation: Agila Specialties Private Limited, Inc. and Agila Specialties Inc. (a Mylan Inc. Company), (collectively “Agila”).  In December 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed the '222 and the '218 patents following receipt of a November 2014 notice from Agila concerning its submission of a NDA containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev.
The Company has successfully asserted the ‘222 and ‘218 patents and maintained their validity in both litigation and proceedings at the U.S. Patent and Trademark Office (“USPTO”). The Company will continue to vigorously enforce its intellectual property rights relating to Ofirmev to prevent the marketing of infringing generic or competing products prior to December 6, 2020, which, if unsuccessful, could adversely affect the Company's ability to successfully maximize the value of Ofirmev and have an adverse effect on our financial condition, results of operations and cash flows.
Inomax Patents: Inter Partes Review ("IPR") Proceedings. In February 2015 and March 2015, the USPTO issued Notices of Filing Dates Accorded to Petitions for IPR petitions filed by Praxair Distribution, Inc. concerning ten patents covering Inomax. Patent Owner Preliminary responses for all of the IPR petitions were filed in May 2015 and June 2015. In July 2015 the USPTO Patent Trial and Appeal Board ("PTAB") issued rulings denying the institution of four of the five IPR petitions challenging the five patents expiring in 2029.  The PTAB also issued a ruling in July 2015 that instituted the IPR proceeding in the fifth of this group of patents and the PTAB is statutorily required to complete the IPR process on that patent within one year.  In September 2015 the USPTO PTAB issued rulings that instituted the IPR proceedings in each of the second set of five patents that expire in 2031 and the PTAB is statutorily required to complete the IPR process on these five patents within one year.
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
Putative Class Action Securities Litigation. In September 2012, a putative class action lawsuit was filed against Questcor and certain of its officers and directors in the U.S. District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al., No. SACvl2-1623 DMG (FMOx). The complaint purported to be brought on behalf of shareholders who purchased Questcor common stock between April 26, 2011 and September 21, 2012. The complaint generally alleged that Questcor and certain of its officers and directors engaged in various acts to artificially inflate the price of Questcor stock and enable insiders to profit through stock sales. The complaint asserted that Questcor and certain of its officers and directors violated sections l0(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of multiple sclerosis and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and Questcor's outlook and potential market growth for Acthar. The complaint sought damages in an unspecified amount and equitable relief against the defendants. This lawsuit was consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation, No. CV 12-01623 DMG (FMOx). In October 2013, the District Court granted in part and denied in part Questcor's motion to dismiss the consolidated amended complaint. In October 2013, Questcor filed an answer to the consolidated amended complaint and fact discovery was concluded in January 2015. In April 2015, the parties executed a long-form settlement agreement, under the terms of which Questcor agreed to pay $38.0 million to resolve the plaintiff's claims, inclusive of all fees and costs. Questcor and the individual defendants maintain that the plaintiffs' claims are without merit, and entered into the settlement to eliminate the uncertainties, burden and expense of further protracted litigation. During fiscal 2015, the Company established a $38.0 million reserve for this settlement, which was subsequently paid to a settlement fund. The court issued its final approval of the settlement on September 18, 2015.

Pricing Litigation
State of Utah v. Apotex Corp., et al. The Company, along with several other pharmaceutical companies, was a defendant in this matter which was filed in May 2008, in the Third Judicial Circuit of Salt Lake County, Utah. The State of Utah alleges, generally, that the defendants reported false pricing information in connection with certain drugs that are reimbursable under Utah Medicaid, resulting in overpayment by Utah Medicaid for those drugs, and is seeking monetary damages and attorneys' fees. The Company believes that it has meritorious defenses to these claims and vigorously defended against them. In December 2015, the parties entered into a binding settlement agreement, under the terms of which the State of Utah agreed to dismiss the litigation with prejudice and the Company agreed to make a one-time cash payment to the State of Utah within the reserve established for this matter.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of December 25, 2015, it was probable that it would incur remedial costs in the range of $38.2 million to $119.0 million. The Company also concluded that, as of December 25, 2015, the best estimate within this range was $75.0 million, of which $3.0 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at December 25, 2015. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
Mallinckrodt Veterinary, Inc., Millsboro, Delaware. The Company previously operated a plant in Millsboro, Delaware ("the Millsboro Site") that manufactured various animal healthcare products. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third party near the Millsboro Site. The Company, and another former owner, have assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA. The Company and another PRP have entered into two AOCs with the EPA to perform investigations to abate, mitigate or eliminate the release or threat of release of hazardous substances at the Millsboro Site and to conduct an Engineering Evaluation/Cost Analysis to characterize the nature and extent of the contamination. The Company, along with the other party, continues to conduct the studies and prepare remediation plans in accordance with the AOCs. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. The Company is named as a defendant in numerous tort complaints with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri that were filed in and after February 2012. These cases allege personal injury for alleged exposure to radiological substances, including in Coldwater Creek in Missouri, and in the air. Plaintiffs allegedly lived and/or worked in various locations in Saint Louis County, Missouri near Coldwater Creek. Radiological residues which may have been present in the creek have previously been remediated by the U.S. Army Corps of Engineers ("USACE"). The USACE continues to study and remediate the creek and surrounding areas. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. The Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual and scientific issues to be resolved. While it is not possible at this time to determine with certainty the ultimate outcome of this case, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Lower Passaic River, New Jersey. The Company and approximately 70 other companies originally comprised the Lower Passaic Cooperating Parties Group ("the CPG") and are parties to a May 2007 AOC with the EPA to perform a RI/FS of the 17-mile stretch known as the Lower Passaic River Study Area ("the River"). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey. In June 2007, the EPA issued a draft Focused Feasibility Study ("FFS") that considered interim remedial options for the lower 8-miles of the river, in addition to a "no action" option. As an interim step related to the 2007 AOC, on June 18, 2012 the CPG voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company's estimated costs related to the RI/FS and focused remediation at mile 10.9, based on interim allocations, are immaterial and have been accrued.

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

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is also named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of December 25, 2015, there were approximately 12,800 asbestos-related cases pending against the Company.
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

Balance at September 25, 2015	$36.9
Accretion expense	0.5
Currency translation	(0.5)
Balance at December 25, 2015	$36.9
The Company believes, given the information currently available, that any potential payment of such estimated amounts will not have a material adverse effect on its financial condition, results of operations and cash flows.

Industrial Revenue Bonds
Through December 25, 2015, the Company exchanged title to $88.0 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under capital leases expiring through December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten-year property tax abatement from the date the property is placed in service. Due to the right of offset, the capital lease obligation and IRB asset are recorded net in the consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.

Interest Bearing Deferred Tax Obligation
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar intangible assets during the three months ended December 26, 2014. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453 the gain is considered taxable in the period in which installment payments are received. During the three months ended December 25, 2015, the Company entered into similar transactions with certain intangible assets acquired in the Ikaria Acquisition and Therakos Acquisition. As of December 25, 2015, the Company had an aggregate $2,206.6 million of interest bearing U.S. deferred tax liabilities associated with outstanding installment notes. The U.S. Internal Revenue Service ("IRS") charges interest based on the deferred tax liability outstanding as of the end of a company's fiscal year, regardless of amounts outstanding during the fiscal year. The Company recognized interest expense associated with the Section 453 deferred tax liabilities of $18.7 million and $2.8 million for the three months ended December 25, 2015 and December 26, 2014, respectively.

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
Prior to the separation, the Company provided and accrued for an indemnification, to the purchaser of a certain legal entity, to indemnify it for tax obligations should the tax basis of certain assets not be recognized. The Company believes that, under the terms of the agreement between the parties, this indemnification obligation has expired. As such, the Company eliminated this liability and recorded a $22.5 million benefit, during the second fiscal quarter of 2015, in discontinued operations within the unaudited condensed consolidated statement of income.

Acquisition-Related Litigation
Several putative class actions were filed by purported holders of Questcor common stock in connection with the Questcor Acquisition (Hansen v. Thompson, et al., Heng v. Questcor Pharmaceuticals, Inc., et al., Buck v. Questcor Pharmaceuticals, Inc., et al., Ellerbeck v. Questcor Pharmaceuticals, Inc., et al., Yokem v. Questcor Pharmaceuticals, Inc., et al., Richter v. Questcor Pharmaceuticals, Inc., et al., Tramantano v. Questcor Pharmaceuticals, Inc., et al., Crippen v. Questcor Pharmaceuticals, Inc., et al., Patel v. Questcor Pharmaceuticals, Inc., et al., and Postow v. Questcor Pharmaceuticals, Inc., et al.). The actions were consolidated on June 3, 2014. The consolidated complaint named as defendants, and generally alleged that, the directors of Questcor breached their fiduciary duties in connection with the acquisition by, among other things, agreeing to sell Questcor for inadequate consideration and pursuant to an inadequate process. The consolidated complaint also alleged that the Questcor directors breached their fiduciary duties by failing to disclose purportedly material information to shareholders in connection with the merger. The consolidated complaint also alleged, among other things, that the Company aided and abetted the purported breaches of fiduciary duty. The lawsuits sought various forms of relief, including but not limited to, rescission of the transaction, damages and attorneys' fees and costs.

On July 29, 2014, the defendants reached an agreement in principle with the plaintiffs in the consolidated actions, and that agreement was reflected in a Memorandum of Understanding ("MOU"). In connection with the settlement contemplated by the MOU, Questcor agreed to make certain additional disclosures related to the proposed transaction with the Company, which are contained in the Company's Current Report on Form 8-K filed with the SEC on July 30, 2014. Additionally, as part of the settlement and pursuant to the MOU, the Company agreed to forbear from exercising certain rights under the merger agreement with Questcor, as follows: the four business day period referenced in Section 5.3(e) of the merger agreement with Questcor was reduced to three business days. Consistent with the terms of the MOU, the parties entered into a formal stipulation of settlement in February 2015 and re-executed the stipulation of settlement on May 7, 2015 (collectively the "Stipulation of Settlement").
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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	December 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$34.7	$25.5	$9.2	$—
Foreign exchange forward and option contracts	2.6	2.6	—	—
	$37.3	$28.1	$9.2	$—

Liabilities:
Deferred compensation liabilities	$23.7	$—	$23.7	$—
Contingent consideration and acquired contingent liabilities	146.4	—	—	146.4
	$170.1	$—	$23.7	$146.4

	September 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$34.6	$24.2	$10.4	$—
	$34.6	$24.2	$10.4	$—

Liabilities:
Deferred compensation liabilities	$20.0	$—	$20.0	$—
Contingent consideration and acquired contingent liabilities	174.6	—	—	174.6
Foreign exchange forward and option contracts	3.3	3.3	—	—
	$197.9	$3.3	$20.0	$174.6

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
Contingent consideration and acquired contingent liabilities. The Company maintains various contingent consideration and acquired contingent liabilities associated with the acquisitions of Questcor and CNS Therapeutics. The acquired contingent liabilities associated with Questcor pertain to Questcor's acquisition of Synacthen and Synacthen Depot (collectively "Synacthen") from Novartis AG and Novartis Pharma AG (collectively "Novartis") and Questcor's acquisition of BioVectra. The contingent consideration is associated with the CNS Therapeutics.
During the three months ended December 25, 2015, the Company paid the remaining obligation of $40.0 million CAD to the former owners of BioVectra to reach the maximum cumulative payment of $50.0 million CAD. At December 25, 2015, there are no further contingent liabilities associated with BioVectra.
At December 25, 2015, the fair value of the Synacthen acquired contingent liability and the CNS contingent consideration was $139.2 million and $7.2 million, respectively.
The following table provides a summary of the changes in the Company's contingent considerations and acquired contingent liabilities:

Balance at September 25, 2015	$174.6
Payments	(30.0)
Accretion expense	1.8
Balance at December 25, 2015	$146.4

Financial Instruments Not Measured at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $66.5 million and $66.3 million as of December 25, 2015 and September 25, 2015, respectively (level 1), which was included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets. The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $67.9 million and $67.7 million at December 25, 2015 and September 25, 2015, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
The carrying value of the Company's revolving credit facility and variable-rate receivable securitization approximates fair value due to the short-term nature of these instruments. The carrying value of the 4.00% term loan approximates the fair value of the instrument, as calculated using the discounted exit price, which is therefore classified as level 3. Since the quoted market prices for the Company's term loans and 8.00% and 9.50% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The Company's 3.50%, 4.75% , 4.875%, 5.50%, 5.625% and 5.75% notes are classified as level 1, as quoted prices are available in an active market for these notes. The following table presents the carrying values and estimated fair values of the Company's long-term debt, excluding capital leases, as of the end of each period:

	December 25, 2015		September 25, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate receivable securitization	$215.0	$215.0	$153.0	$153.0
3.50% notes due April 2018	300.0	285.5	300.0	294.3
4.875% notes due April 2020	700.0	668.2	700.0	684.1
Term loans due March 2021	1,973.5	1,915.4	1,978.5	1,966.5
4.00% term loan due February 2022	7.5	7.5	7.9	7.9
9.50% debentures due May 2022	10.4	12.0	10.4	13.0
5.75% notes due August 2022	884.0	845.7	900.0	876.1
8.00% debentures due March 2023	4.4	4.8	4.4	5.3
4.75% notes due April 2023	600.0	553.1	600.0	539.6
5.625% notes due October 2023	740.0	702.2	750.0	705.2
5.50% notes due April 2025	700.0	640.9	700.0	646.0
Revolving credit facility	400.0	400.0	500.0	500.0

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
The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended
	December 25, 2015	December 26, 2014
CuraScript, Inc.	32%	35%
McKesson Corporation	14%	17%
Cardinal Health, Inc.	8%	15%

The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	December 25, 2015	September 25, 2015
McKesson Corporation	25%	24%
CuraScript, Inc.	15%	16%
Cardinal Health, Inc.	13%	13%
Amerisource Bergen Corporation	12%	12%

The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended
	December 25, 2015	December 26, 2014
Acthar	31%	35%
Inomax	12%	—%

Molybdenum-99 ("Mo-99") is a key raw material in the Company's Ultra-Technekow™ DTE technetium generators that are sold by its Nuclear Imaging segment. There are only eight suppliers of this raw material worldwide. The Company has agreements to obtain Mo-99 from three nuclear research reactors and relies predominantly upon two of these reactors for its Mo-99 supply. Accordingly, a disruption in the commercial supply or a significant increase in the cost of this material from these sources could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

18.	Segment Data
On November 27, 2015, the Company completed the sale of the CMDS business to Guerbet. As a result, the CMDS business was eliminated from the Global Medical Imaging segment, which has been renamed Nuclear Imaging.
Prior year amounts have been recast to conform to current presentation.
The three reportable segments are further described below:

•	Specialty Brands produces and markets branded pharmaceutical and biopharmaceutical products and therapies;

•	Specialty Generics produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Nuclear Imaging manufactures and markets radiopharmaceuticals (nuclear medicine).

Selected information by business segment was as follows:

	Three Months Ended
	December 25, 2015	December 26, 2014
Net sales:
Specialty Brands	$543.2	$373.6
Specialty Generics	257.6	284.2
Nuclear Imaging	103.6	101.9
Net sales of operating segments	904.4	759.7
Other (1)	10.4	8.5
Net sales	$914.8	$768.2
Operating income:
Specialty Brands	$272.0	$148.2
Specialty Generics	118.2	140.5
Nuclear Imaging	15.0	4.8
Segment operating income	405.2	293.5
Unallocated amounts:
Corporate and allocated expenses (2)	(46.0)	(39.8)
Intangible asset amortization	(173.4)	(124.8)
Restructuring and related charges, net (3)	(6.4)	(7.3)
Operating income	$179.4	$121.6

(1)	Represents historical CMDS-related intercompany transactions that represent Mallinckrodt continuing operations under an ongoing supply agreement with the acquirer of the CMDS business.

(2)	Includes administration expenses and certain compensation, environmental and other costs not charged to the Company's operating segments.

(3)	Includes restructuring-related accelerated depreciation.

Net sales by product family within the Company's segments are as follows:

	Three Months Ended
	December 25, 2015	December 26, 2014
Acthar	$286.7	$266.4
Inomax	110.8	—
Ofirmev	66.9	71.4
Therakos immunotherapy	50.4	—
Other	28.4	35.8
Specialty Brands	543.2	373.6

Hydrocodone (API) and hydrocodone-containing tablets	36.7	34.0
Oxycodone (API) and oxycodone-containing tablets	28.9	47.0
Methylphenidate ER	31.2	48.6
Other controlled substances	109.7	111.9
Other	51.1	42.7
Specialty Generics	257.6	284.2

Nuclear Imaging	103.6	101.9

Other (1)	10.4	8.5
Net sales	$914.8	$768.2

(1)	Represents historical CMDS-related intercompany transactions that represent Mallinckrodt continuing operations under an ongoing supply agreement with the acquirer of the CMDS business.

19.	Condensed Consolidating Financial Statements
Mallinckrodt International Finance, S.A. ("MIFSA"), an indirectly 100%-owned subsidiary of Mallinckrodt plc, is the borrower under the 3.50% notes due April 2018 and the 4.75% notes due April 2023, which are fully and unconditionally guaranteed by Mallinckrodt plc. The following information provides the composition of the Company's comprehensive income, assets, liabilities, equity and cash flows by relevant group within the Company: Mallinckrodt plc as guarantor of the Notes, MIFSA as issuer of the Notes and the other subsidiaries. There are no subsidiary guarantees related to the Notes.
Set forth below are the unaudited condensed consolidating financial statements for the three months ended December 25, 2015 and December 26, 2014, and as of December 25, 2015 and September 25, 2015. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and other subsidiaries. Unaudited condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 25, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.3	$158.5	$363.1	$—	$521.9
Accounts receivable, net	—	—	485.9	—	485.9
Inventories	—	—	284.9	—	284.9
Deferred income taxes	—	—	116.3	—	116.3
Prepaid expenses and other current assets	0.9	0.1	214.6	—	215.6
Current assets held for sale	—	—	0.8	—	0.8
Intercompany receivables	39.0	0.5	10,356.6	(10,396.1)	—
Total current assets	40.2	159.1	11,822.2	(10,396.1)	1,625.4
Property, plant and equipment, net	—	—	993.0	—	993.0
Goodwill	—	—	3,645.2	—	3,645.2
Intangible assets, net	—	—	9,491.7	—	9,491.7
Investment in subsidiaries	14,942.3	18,948.8	10,255.3	(44,146.4)	—
Intercompany loans receivable	—	58.4	2,001.9	(2,060.3)	—
Other assets	—	—	284.0	—	284.0
Total Assets	$14,982.5	$19,166.3	$38,493.3	$(56,602.8)	$16,039.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$19.9	$2.0	$—	$21.9
Accounts payable	0.2	0.2	117.8	—	118.2
Accrued payroll and payroll-related costs	0.1	—	79.5	—	79.6
Accrued interest	—	72.4	0.3	—	72.7
Accrued and other current liabilities	3.1	7.3	582.1	—	592.5
Current liabilities held for sale	—	—	3.4	—	3.4
Intercompany payables	9,728.1	628.5	39.5	(10,396.1)	—
Total current liabilities	9,731.5	728.3	824.6	(10,396.1)	888.3
Long-term debt	—	6,173.5	236.1	—	6,409.6
Pension and postretirement benefits	—	—	114.9	—	114.9
Environmental liabilities	—	—	72.0	—	72.0
Deferred income taxes	—	—	2,999.0	—	2,999.0
Other income tax liabilities	—	—	109.8	—	109.8
Intercompany loans payable	58.4	2,001.9	—	(2,060.3)	—
Other liabilities	—	7.3	245.8	—	253.1
Total Liabilities	9,789.9	8,911.0	4,602.2	(12,456.4)	10,846.7
Shareholders' Equity	5,192.6	10,255.3	33,891.1	(44,146.4)	5,192.6
Total Liabilities and Shareholders' Equity	$14,982.5	$19,166.3	$38,493.3	$(56,602.8)	$16,039.3

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 25, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.1	$152.1	$213.7	$—	$365.9
Accounts receivable, net	—	—	548.5	—	548.5
Inventories	—	—	281.8	—	281.8
Deferred income taxes	—	—	142.7	—	142.7
Prepaid expenses and other current assets	1.3	0.2	205.8	—	207.3
Current assets held for sale	—	—	299.9	—	299.9
Intercompany receivables	39.1	128.6	9,699.5	(9,867.2)	—
Total current assets	40.5	280.9	11,391.9	(9,867.2)	1,846.1
Property, plant and equipment, net	—	—	991.3	—	991.3
Goodwill	—	—	3,649.4	—	3,649.4
Intangible assets, net	—	—	9,666.3	—	9,666.3
Investment in subsidiaries	14,797.7	18,838.6	10,050.0	(43,686.3)	—
Intercompany loans receivable	174.4	—	2,498.2	(2,672.6)	—
Other assets	—	0.1	250.9	—	251.0
Total Assets	$15,012.6	$19,119.6	$38,498.0	$(56,226.1)	$16,404.1

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$20.0	$2.3	$—	$22.3
Accounts payable	—	0.2	132.8	—	133.0
Accrued payroll and payroll-related costs	0.1	—	103.6	—	103.7
Accrued interest	—	77.1	3.1	—	80.2
Accrued and other current liabilities	1.8	0.3	515.3	—	517.4
Current liabilities held for sale	—	—	72.8	—	72.8
Intercompany payables	9,699.5	—	167.7	(9,867.2)	—
Total current liabilities	9,701.4	97.6	997.6	(9,867.2)	929.4
Long-term debt	—	6,299.4	174.9	—	6,474.3
Pension and postretirement benefits	—	—	116.7	—	116.7
Environmental liabilities	—	—	73.3	—	73.3
Deferred income taxes	—	—	3,132.4	—	3,132.4
Other income tax liabilities	—	—	121.3	—	121.3
Intercompany loans payable	—	2,672.6	—	(2,672.6)	—
Other liabilities	—	—	245.5	—	245.5
Total Liabilities	9,701.4	9,069.6	4,861.7	(12,539.8)	11,092.9
Shareholders' Equity	5,311.2	10,050.0	33,636.3	(43,686.3)	5,311.2
Total Liabilities and Shareholders' Equity	$15,012.6	$19,119.6	$38,498.0	$(56,226.1)	$16,404.1

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended December 25, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$914.8	$—	$914.8
Cost of sales	—	—	423.1	—	423.1
Gross profit	—	—	491.7	—	491.7
Selling, general and administrative expenses	10.4	0.3	231.8	—	242.5
Research and development expenses	—	—	63.6	—	63.6
Restructuring charges, net	—	—	6.3	—	6.3
Gains on divestiture and license	—	—	(0.1)	—	(0.1)
Operating (loss) income	(10.4)	(0.3)	190.1	—	179.4

Interest expense	(68.0)	(81.9)	(21.0)	73.1	(97.8)
Interest income	—	—	73.3	(73.1)	0.2
Other income (expense), net	67.7	1.7	(67.4)	—	2.0
Intercompany fees	(3.2)	(0.1)	3.3	—	—
Equity in net income of subsidiaries	211.0	312.0	271.7	(794.7)	—
Income from continuing operations before income taxes	197.1	231.4	450.0	(794.7)	83.8
Income tax benefit	(14.0)	—	(18.1)	—	(32.1)
Income from continuing operations	211.1	231.4	468.1	(794.7)	115.9
Income from discontinued operations, net of income taxes	—	40.3	54.9	—	95.2
Net income	211.1	271.7	523.0	(794.7)	211.1
Other comprehensive loss, net of tax	(66.2)	(66.2)	(132.5)	198.7	(66.2)
Comprehensive income	$144.9	$205.5	$390.5	$(596.0)	$144.9

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended December 26, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$768.2	$—	$768.2
Cost of sales	—	—	363.4	—	363.4
Gross profit	—	—	404.8	—	404.8
Selling, general and administrative expenses	30.7	0.1	193.3	—	224.1
Research and development expenses	—	—	52.7	—	52.7
Restructuring charges, net	6.8	—	0.4	—	7.2
Gains on divestiture and license	—	—	(0.8)	—	(0.8)
Operating (loss) income	(37.5)	(0.1)	159.2	—	121.6

Interest expense	—	(48.7)	(0.1)	—	(48.8)
Interest income	—	—	0.1	—	0.1
Other income (expense), net	3.5	—	0.7	—	4.2
Intercompany fees	(1.9)	—	1.9	—	—
Equity in net income of subsidiaries	128.6	177.4	128.6	(434.6)	—
Income from continuing operations before income taxes	92.7	128.6	290.4	(434.6)	77.1
Income tax benefit	—	—	(10.3)	—	(10.3)
Income from continuing operations	92.7	128.6	300.7	(434.6)	87.4
Income from discontinued operations, net of income taxes	—	—	5.3	—	5.3
Net income	92.7	128.6	306.0	(434.6)	92.7
Other comprehensive loss, net of tax	(21.3)	(21.3)	(42.7)	64.0	(21.3)
Comprehensive income	$71.4	$107.3	$263.3	$(370.6)	$71.4

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended December 25, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by operating activities	$39.2	$51.9	$220.3	$—	$311.4
Cash Flows From Investing Activities:
Capital expenditures	—	—	(49.0)	—	(49.0)
Proceeds from disposal of discontinued operations, net of cash	—	235.4	28.6	—	264.0
Intercompany loan investment, net	—	(105.8)	(127.0)	232.8	—
Investment in subsidiary	—	(46.2)	—	46.2	—
Restricted cash	—	—	(0.1)	—	(0.1)
Other	—	—	0.7	—	0.7
Net cash provided by (used in) investing activities	—	83.4	(146.8)	279.0	215.6
Cash Flows From Financing Activities:
Issuance of external debt	—	—	62.0	—	62.0
Repayment of external debt and capital leases	—	(128.9)	(0.7)	—	(129.6)
Debt financing costs	—	—	(0.1)	—	(0.1)
Proceeds from exercise of share options	3.6	—	—	—	3.6
Repurchase of shares	(275.4)	—	—	—	(275.4)
Intercompany loan borrowings, net	232.8	—	—	(232.8)	—
Capital contribution	—	—	46.2	(46.2)	—
Other	—	—	(30.0)	—	(30.0)
Net cash (used in) provided by financing activities	(39.0)	(128.9)	77.4	(279.0)	(369.5)
Effect of currency rate changes on cash	—	—	(1.5)	—	(1.5)
Net increase in cash and cash equivalents	0.2	6.4	149.4	—	156.0
Cash and cash equivalents at beginning of period	0.1	152.1	213.7	—	365.9
Cash and cash equivalents at end of period	$0.3	$158.5	$363.1	$—	$521.9

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended December 26, 2014
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$14.7	$(38.3)	$240.4	$—	$216.8
Cash Flows From Investing Activities:
Capital expenditures	—	—	(22.3)	—	(22.3)
Intercompany loan investment, net	(11.9)	—	(170.6)	182.5	—
Investment in subsidiary	—	(20.0)	—	20.0	—
Restricted cash	—	—	0.4	—	0.4
Other	—	—	1.0	—	1.0
Net cash used in investing activities	(11.9)	(20.0)	(191.5)	202.5	(20.9)
Cash Flows From Financing Activities:
Repayment of external debt and capital leases	—	(3.3)	(4.5)	—	(7.8)
Excess tax benefit from share-based compensation	—	—	8.9	—	8.9
Proceeds from exercise of share options	8.7	—	—	—	8.7
Repurchase of shares	(10.6)	—	—	—	(10.6)
Intercompany loan borrowings, net	—	182.5	—	(182.5)	—
Capital contribution	—	—	20.0	(20.0)	—
Net cash (used in) provided by financing activities	(1.9)	179.2	24.4	(202.5)	(0.8)
Effect of currency rate changes on cash	—	—	(3.9)	—	(3.9)
Net increase in cash and cash equivalents	0.9	120.9	69.4	—	191.2
Cash and cash equivalents at beginning of period	0.3	18.5	689.0	—	707.8
Cash and cash equivalents at end of period	$1.2	$139.4	$758.4	$—	$899.0

20.	Subsequent Events

Acquisition of Hemostasis Products from The Medicines Company
On February 1, 2016, the Company acquired three commercial stage topical hemostasis drugs from The Medicines Company - RECHOTHROM® Thrombin topical (Recombinant), PreveLeakTM Surgical Sealant, and RAPLIXATM (Fibrin Sealant (Human)) - for upfront consideration of approximately $175.0 million, inclusive of existing inventory, and contingent milestone payments that could result in up to $395.0 million of additional consideration. The Company has not yet completed a preliminary purchase price allocation, but expects the purchase price will primarily be attributed to intangible assets and inventory.

Commitments and Contingencies
On January 19, 2016, Tyco International announced it had entered into an agreement with the IRS to resolve certain disputes currently before the U.S. Tax Court. The disputes involve IRS audits of Tyco International for years in which companies that are now subsidiaries of Mallinckrodt were subsidiaries of Tyco International. Mallinckrodt is not a participant in the tax sharing agreement between Medtronic plc (as successor to Covidien plc), Tyco International and TE Connectivity and will not share in or be responsible for any payments to be made under the terms of the tentative resolution. The Company believes that it is adequately reserved for taxes related to periods prior to the legal separation of the Company from Covidien plc and intends to adjust its reserves when the tentative resolution is finalized.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 25, 2015, filed with the United States ("U.S.") Securities and Exchange Commission ("the SEC") on November 24, 2015.
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

Overview
We are a global business that develops, manufactures, markets and distributes branded and generic specialty pharmaceutical and biopharmaceutical products and therapies and nuclear medicine products. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology and pulmonology); immunotherapy and neonatal critical care respiratory therapies; and central nervous system drugs. The Company also supports the diagnosis of disease with nuclear medicine products.
We operate our business in three reportable segments, which are further described below:

•	Specialty Brands produces and markets branded pharmaceutical and biopharmaceutical products and therapies;

•
Specialty Generics produces specialty generic pharmaceuticals and active pharmaceutical ingredients ("API") consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Nuclear Imaging manufactures and markets radiopharmaceuticals (nuclear medicine).
The Company completed the sale of the contrast media and delivery systems ("CMDS") business on November 27, 2015. As a result prior year balances have been recast to present the CMDS business as a discontinued operation.
Beginning in the first quarter of fiscal year 2016, the Company has revised the presentation of certain medical affairs costs to better align with industry practice, which were previously included in selling, general and administrative ("SG&A") expenses and are now included in research and development ("R&D") expenses. As a result, $11.2 million of expenses previously included in SG&A for the three months ended December 26, 2014 have been classified as R&D expenses to conform to this change. No other financial statement line items were impacted by this change in classification.
For further information on our business and products, refer to our Annual Report on Form 10-K for the year ended September 25, 2015, filed with the SEC on November 24, 2015.

Significant Events
Acquisitions
On September 25, 2015, we acquired Therakos, Inc. ("Therakos") through acquisition of all outstanding common stock of TGG Medical Solutions, Inc., the parent holding company of Therakos, in a transaction valued at approximately $1.3 billion, net of cash acquired ("the Therakos Acquisition"). Consideration for the transaction consisted of approximately $1.0 billion in cash paid to TGG Medical Solutions, Inc. shareholders and the assumption of approximately $0.3 billion of Therakos third-party debt, which was repaid in conjunction with the Therakos Acquisition. The acquisition and repayment of debt was funded through the issuance of $750.0 million aggregate principal amount of senior unsecured notes, a $500.0 million borrowing under a revolving credit facility and cash on hand. Therakos' primary immunotherapy products relate to the administering of extracorporeal photopheresis therapies through its UVAR XTS® and CellexTM Photopheresis Systems.
On April 16, 2015, the Company acquired Ikaria, Inc. ("Ikaria") through acquisition of all outstanding common stock of Compound Holdings II, Inc., the parent holding company of Ikaria, in a transaction valued at approximately $2.3 billion, net of cash acquired ("the Ikaria Acquisition"). Consideration for the transaction consisted of approximately $1.2 billion in cash paid to Compound Holdings II, Inc. shareholders and the assumption of approximately $1.1 billion of Ikaria third-party debt, which was repaid in conjunction with the Ikaria Acquisition. The acquisition and immediate repayment of debt was funded through the issuance of $1.4 billion aggregate principal amount of senior unsecured notes, a $240.0 million borrowing under a revolving credit facility, and cash on hand. Ikaria's primary product is INOMAX® (nitric oxide) for inhalation ("Inomax"), a vital treatment option in neonatal critical care.

Contrast Media and Delivery Systems Sale
On November 27, 2015, we completed the sale of our contrast media and delivery system ("CMDS") business to Guerbet S.A. ("Guerbet") for cash consideration of approximately $270.0 million, subject to net working capital adjustments. The financial results for the CMDS business are presented as discontinued operations and prior year results have been recast to reflect this presentation. During the three months ended December 25, 2015, we recognized income from discontinued operations associated with the CMDS business, net of tax, of $94.8 million, which included a gain on disposal of $97.0 million. During the three months ended December 26, 2014, we recognized income from discontinued operations associated with the CMDS business, net of tax, of $4.7 million.

Business Factors Influencing the Results of Operations
Products
As a result of fiscal 2015 acquisitions, we obtained the sales and marketing rights to Inomax on April 16, 2015 and Therakos on September 25, 2015. The addition of these products to our Specialty Brands product portfolio provided us with products that contributed to the net sales and operating income within this segment. Net sales of Inomax and Therakos were $110.8 million and $50.4 million, respectively, during the three months ended December 25, 2015. Our cost of sales for the three months ended December 25, 2015 included $16.2 million of expense recognition associated with the fair value adjustments of acquired inventory and $49.8 million of amortization associated with intangibles recognized from the Ikaria Acquisition and Therakos Acquisition. Cost of sales for the three months ended December 26, 2014 included $30.8 million of expense recognition associated with the fair value adjustments of inventory.
In November 2014, we were informed by the U.S. Food and Drug Administration ("FDA") that it believes that our Methylphenidate ER products may not be therapeutically equivalent to the category reference listed drug and the FDA reclassified Methylphenidate ER from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX). The FDA has indicated that it has not identified any serious safety concerns with the products. We continue to market our Methylphenidate ER products as a class BX-rated drug. The FDA's action to reclassify our Methylphenidate ER products had, and is expected to continue to have, a negative impact on net sales and operating income unless the FDA reverses its decision. Net sales of our Methylphenidate ER products during the three months ended December 25, 2015 were $31.2 million compared with $48.6 million during the three months ended December 26, 2014.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies. During fiscal 2013, our board of directors approved a restructuring program in the amount of $100.0 million to $125.0 million ("the 2013 Mallinckrodt Program") that was planned to occur over a three-year period from the approval of the program, with a two-year cost recovery period. Through December 25, 2015, we incurred restructuring charges of $102.6 million under the 2013 Mallinckrodt Program, which are primarily expected to generate savings within our SG&A expenses. In addition to the 2013 Mallinckrodt Program, we have taken restructuring actions to generate synergies from our acquisitions.

Research and Development Investment
We expect to continue targeted investments in R&D activities, both for existing products and the development of new portfolio assets. We intend to focus our R&D investments in the specialty pharmaceuticals and biopharmaceuticals areas, specifically investments to support our Specialty Brands, where we believe there is the greatest opportunity for growth and profitability. Our Specialty Brands include medicines for pain management, acute and critical care, autoimmune and rare diseases (“ARD”). Our primary focus for the latter includes the therapeutic areas of neurology, rheumatology, nephrology and pulmonology.
Specialty Brands. We devote significant R&D resources for our branded products. Our R&D investments center on building a diverse, durable portfolio of innovative therapies that provide value to patients, physicians and payers. We are leveraging both organic development and acquiring late-stage development assets through the execution of our “acquire to invest” strategy to facilitate organic growth. Under this strategy, we acquire highly durable, but current under-resourced assets for which we believe we can accelerate growth and expand reach to patients with substantial unmet medical needs. Data generation is an important strategic driver for key products in order to extend evidence in approved uses, label enhancements and new indications. Our strategy is realized through investments in both clinical and health economic activities. We are committed to supporting research that helps advance the understanding and treatment of a variety of different disease states that will further the understanding and development of our currently marketed products, including Acthar®, Ofirmev®, Inomax, and Therakos immunotherapy and are progressing development of terlipressin in the U.S.
Specialty Generics. Specialty Generics development is focused on controlled substances and hard to manufacture pharmaceuticals with difficult-to-replicate pharmacokinetic profiles. As of December 25, 2015, we had several Abbreviated New Drug Applications ("ANDAs") on file with the FDA.
Nuclear Imaging. Our R&D efforts in our Nuclear Imaging segment are focused on driving efficiency and regulatory compliance.

Results of Operations
Three Months Ended December 25, 2015 Compared with Three Months Ended December 26, 2014

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	December 25, 2015	December 26, 2014	Percentage Change
U.S.	$809.2	$677.2	19.5%
Europe, Middle East and Africa	81.1	57.7	40.6
Other	24.5	33.3	(26.4)
Net sales	$914.8	$768.2	19.1

Net sales for the three months ended December 25, 2015 increased $146.6 million, or 19.1%, to $914.8 million, compared with $768.2 million for the three months ended December 26, 2014. This increase was primarily driven by the inclusion of net sales of Inomax and Therakos immunotherapy within the Specialty Brands segment. The increases were partially offset by decreased net sales of Methylphenidate ER and oxycodone-related products within the Specialty Generics segment. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended December 25, 2015 increased $86.9 million, or 21.5%, to $491.7 million, compared with $404.8 million for the three months ended December 26, 2014. The increase in gross profit primarily resulted from increased net sales from the inclusion of Inomax and Therakos immunotherapy. These increases were partially offset by a $48.2 million increase in amortization, primarily associated with Inomax and Therakos immunotherapy. Gross profit margin was 53.7% for the three months ended December 25, 2015, compared with 52.7% for the three months ended December 26, 2014.
Selling, general and administrative expenses. SG&A for the three months ended December 25, 2015 were $242.5 million, compared with $224.1 million for the three months ended December 26, 2014, an increase of $18.4 million, or 8.2%. The increase primarily resulted from the addition of $26.3 million of selling and administration costs associated with the Ikaria and Therakos acquisitions and $11.5 million of legal reserve accruals. The three months ended September 26, 2014 included $23.8 million of share-based compensation associated with Questcor equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition, that subsequently vested in September 2015. Selling, general and administrative expenses were 26.5% of net sales for the three months ended December 25, 2015 and 29.2% of net sales for the three months ended December 26, 2014.
Research and development expenses. R&D expenses increased $10.9 million, or 20.7%, to $63.6 million for the three months ended December 25, 2015, compared with $52.7 million for the three months ended December 26, 2014, after the aforementioned reclassification. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of our net sales, R&D expenses were 7.0% and 6.9% for the three months ended December 25, 2015 and December 26, 2014, respectively.
Restructuring charges, net. During the three months ended December 25, 2015, we recorded $6.4 million of restructuring and related charges, net, including $0.1 million of accelerated depreciation in cost of sales, primarily related to employee severance and benefits across our operating segments and corporate functions. During the three months ended December 26, 2014, we recorded restructuring and related charges, net, of $7.3 million, including $0.1 million of accelerated depreciation in cost of sales, primarily related to employee severance and benefits within the Specialty Brands segment and $6.8 million of accelerated share-based compensation associated with Questcor Pharmaceuticals, Inc. ("Questcor") unvested equity awards that were converted into Mallinckrodt awards upon the acquisition of Questcor.

Non-Operating Items
Interest expense and interest income. During the three months ended December 25, 2015 and December 26, 2014, net interest expense was $97.6 million and $48.7 million, respectively. The increase in net interest expense was primarily related to the issuance of approximately $1.4 billion of debt associated with the Ikaria Acquisition, approximately $1.3 billion of debt associated with the Therakos Acquisition and a $15.9 million increase in interest accrued on deferred tax liabilities associated with outstanding installment notes. Interest expense during the three months ended December 25, 2015 and December 26, 2014 included $6.7 million and $5.5 million, respectively, of non-cash interest expense.
Other income (expense), net. During the three months ended December 25, 2015, we recorded other expense, net, of $2.0 million and during the three months ended December 26, 2014, we recorded other income, net, of $4.2 million, both of which represented miscellaneous items, including gains and losses on intercompany financing foreign currency transactions and related hedging instruments.
Income tax expense (benefit). Income tax benefit was $32.1 million on income from continuing operations before income taxes of $83.8 million for the three months ended December 25, 2015 and income tax benefit was $10.3 million benefit on income from continuing operations before income taxes of $77.1 million for the three months ended December 26, 2014. The effective tax rate for the three months ended December 25, 2015, as compared with the three months ended December 26, 2014 decreased by 24.9 percentage points. This net decrease was predominately due to recent acquisitions and reorganizations, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of the 24.9 percentage point decrease in tax rate, 6.0 percentage points can be attributed to the change in operating income and 15.8 percentage points to the change in amortization, while 3.1 percentage points relate to acquisition financing and other non-acquisition related items.
It is reasonably possible that within the next twelve months, as a result of the resolution of various Domestic and International examinations, appeals and litigation, additions related to prior period tax positions and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $37.4 million and the amount of related interest and penalties will decrease by up to $30.1 million.
Income (loss) from discontinued operations, net of income taxes. We recorded income of $95.2 million and $5.3 million from discontinued operations, net of income taxes, during the three months ended December 25, 2015 and December 26, 2014, respectively. During the three months ended December 25, 2015, the income from discontinued operations included a $97.0 million gain on disposal of the CMDS business. The remaining amounts in both periods primarily related to the net of tax results of operations for the CMDS business.

Business Segment Results
The businesses included within our reportable segments are described below:

Specialty Brands

•	includes branded pharmaceutical drugs, primarily for pain management, neonatal critical care respiratory therapeutics and immunotherapy, and biopharmaceutical drugs for autoimmune and rare diseases.
Specialty Generics

•	produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients.
Nuclear Imaging

•	manufactures and markets radioactive isotopes and associated pharmaceuticals used for the diagnosis and treatment of disease.

Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include revenues and expenses associated with sales of products to the acquirer of the CMDS business under an ongoing supply agreement, intangible asset amortization, and net restructuring and related charges. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating income and in the reconciliations presented below. Selected information by business segment is as follows:

Three Months Ended December 25, 2015 Compared with Three Months Ended December 26, 2014

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	December 25, 2015	December 26, 2014	Percentage Change
Specialty Brands	$543.2	$373.6	45.4%
Specialty Generics	257.6	284.2	(9.4)
Nuclear Imaging	103.6	101.9	1.7
Net sales of operating segments	904.4	759.7	19.0
Other (1)	10.4	8.5	22.4
Net sales	$914.8	$768.2	19.1

(1)
Represents net sales from an ongoing, post-divestiture supply agreement with the acquirer of the CMDS business. Amounts for periods prior to the divestiture represent the reclassification of intercompany sales to third-party sales to conform with the expected presentation of the ongoing supply agreement.

Specialty Brands. Net sales for the three months ended December 25, 2015 increased $169.6 million to $543.2 million, compared with $373.6 million for the three months ended December 26, 2014. The increase in net sales was primarily driven by the acquisitions of Inomax and Therakos, which increased net sales by $110.8 million and $50.4 million, respectively. In addition, net sales of Acthar increased by $20.3 million or 7.6% compared with the three months ended December 26, 2014. These increases were partially offset by decreases in Exalgo and Ofirmev of $9.0 million and $4.5 million, respectively.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	December 25, 2015	December 26, 2014	Percentage Change
U.S.	$524.8	$372.1	41.0%
Europe, Middle East and Africa	17.0	1.5	1,033.3
Other	1.4	—	—
Net sales	$543.2	$373.6	45.4

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	December 25, 2015	December 26, 2014	Percentage Change
Acthar	$286.7	$266.4	7.6%
Inomax	110.8	—	—
Ofirmev	66.9	71.4	(6.3)
Therakos immunotherapy	50.4	—	—
Other	28.4	35.8	(20.7)
Specialty Brands	$543.2	$373.6	45.4

Specialty Generics. Net sales for the three months ended December 25, 2015 decreased $26.6 million, or 9.4%, to $257.6 million, compared with $284.2 million for the three months ended December 26, 2014. The decrease in net sales was driven by decreases of $18.1 million and $17.4 million in net sales of oxycodone-related products and Methylphenidate ER. Other generics increased by $8.4 million primarily attributable to higher net sales of Methadone. The decrease in oxycodone-related products net sales was related to increased market competition. The decrease in Methylphenidate ER net sales was primarily attributable to the FDA reclassification of these products to therapeutically inequivalent status.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	December 25, 2015	December 26, 2014	Percentage Change
U.S.	$215.3	$233.8	(7.9)%
Europe, Middle East and Africa	22.1	23.7	(6.8)
Other	20.2	26.7	(24.3)
Net sales	$257.6	$284.2	(9.4)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	December 25, 2015	December 26, 2014	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$36.7	$34.0	7.9%
Oxycodone (API) and oxycodone-containing tablets	28.9	47.0	(38.5)
Methylphenidate ER	31.2	48.6	(35.8)
Other controlled substances	109.7	111.9	(2.0)
Other	51.1	42.7	19.7
Specialty Generics	$257.6	$284.2	(9.4)

Nuclear Imaging. Net sales for the three months ended December 25, 2015 increased $1.7 million, or 1.7%, to $103.6 million compared with $101.9 million for the three months ended December 26, 2014. The increase was primarily driven by higher net sales of generators despite a $4.5 million unfavorable impact from exchange rates.
Net sales for Nuclear Imaging by geography were as follows (dollars in millions):

	Three Months Ended
	December 25, 2015	December 26, 2014	Percentage Change
U.S.	$69.1	$62.8	10.0%
Europe, Middle East and Africa	31.6	32.5	(2.8)
Other	2.9	6.6	(56.1)
Net sales	$103.6	$101.9	1.7

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended December 25, 2015 and December 26, 2014 is shown in the following table (dollars in millions):

	Three Months Ended
	December 25, 2015		December 26, 2014
Specialty Brands	$272.0	50.1%	$148.2	39.7%
Specialty Generics	118.2	45.9	140.5	49.4
Nuclear Imaging	15.0	14.5	4.8	4.7
Segment operating income	405.2	44.8	293.5	38.6
Unallocated amounts:
Corporate and allocated expenses	(46.0)		(39.8)
Intangible asset amortization	(173.4)		(124.8)
Restructuring and related charges, net (1)	(6.4)		(7.3)
Separation costs	—		—
Total operating income	$179.4		$121.6

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the three months ended December 25, 2015 increased $123.8 million to $272.0 million, compared with $148.2 million for the three months ended December 26, 2014. Our operating margin increased to 50.1% for the three months ended December 25, 2015, compared with 39.7% for the three months ended December 26, 2014. The increase in operating income and margin was impacted by the $169.6 million increase in net sales, primarily attributable to the acquisitions of Inomax and Therakos immunotherapy. These higher net sales were partially offset by a $24.0 million increase in selling, general and administrative costs, which was attributable to these acquisitions and increased branded pharmaceutical fees and legal costs. The increase in selling, general and administrative expenses also reflects $23.8 million of share-based compensation expense associated with Questcor Acquisition equity awards during fiscal 2015 that did not recur in the current year.
Specialty Generics. Operating income for the three months ended December 25, 2015 decreased $22.3 million to $118.2 million, compared with $140.5 million for the three months ended December 26, 2014. Our operating margin decreased to 45.9% for the three months ended December 25, 2015, compared with 49.4% for the three months ended December 26, 2014. The decrease in operating income and margin was impacted by the $26.6 million decrease in net sales, primarily attributable to lower net sales of Methylphenidate ER and oxycodone-related products partially offset by higher net sales of hydrocodone-related products.
Nuclear Imaging. Operating income for the three months ended December 25, 2015 increased $10.2 million to $15.0 million, compared with $4.8 million for the three months ended December 26, 2014. Our operating margin increased to 14.5% for the three months ended December 25, 2015, compared with 4.7% for the three months ended December 26, 2014. The increase in operating income and margin was primarily attributable to an $8.8 million reduction in selling, general and administrative expenses primarily due to benefits from restructuring actions and an $8.6 million decrease in research and development expenses. These factors were partially offset by a $7.1 million decrease in gross profit, primarily attributable to the unscheduled shutdown of the HFR during the current fiscal year.
Corporate and allocated expenses. Corporate and allocated expenses were $46.0 million and $39.8 million for the three months ended December 25, 2015 and December 26, 2014, respectively. The three months ended December 25, 2015 included $11.5 million of provisions for legal matters. The remaining decrease is attributable to execution under cost-savings initiatives.

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
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Three Months Ended
	December 25, 2015	December 26, 2014
Net cash provided by (used in):
Operating activities	$311.4	$216.8
Investing activities	215.6	(20.9)
Financing activities	(369.5)	(0.8)
Effect of currency exchange rate changes on cash and cash equivalents	(1.5)	(3.9)
Net increase in cash and cash equivalents	$156.0	$191.2

Operating Activities
Net cash provided by operating activities of $311.4 million for the three months ended December 25, 2015 was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to an $87.6 million inflow from net investment in working capital. The working capital inflow was primarily driven by an $82.3 million increase in the net tax related balances due to the timing of expected tax payments, and a $68.4 million decrease in accounts receivable, net, partially offset by a $35.6 million decrease in other assets and liabilities, a $14.5 million increase in inventories and a $13.0 million decrease in accounts payable. The decrease in accounts receivable, net was primarily due to timing of annual customer incentive payments and sales within the quarter. The $35.6 million decrease in other assets and liabilities resulted largely from the annual payout of cash bonuses for performance in the prior fiscal year and restructuring payments.
Net cash provided by operating activities of $216.8 million for the three months ended December 26, 2014 was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to an $18.7 million inflow from net investment in working capital. The working capital inflow was primarily driven by a $71.0 million increase in the net tax related balances, a $28.1 million decrease in accounts receivable, net, and a $22.6 million decrease in inventories, partially offset by a $97.1 million decrease in other assets and liabilities. The $97.1 million decrease in other assets and liabilities resulted largely from the annual payout of cash bonuses for performance in the prior fiscal year and restructuring payments. The net increase in income taxes was predominantly due to the realization of the fiscal year 2014 tax receivable associated with the Questcor Acquisition.

Investing Activities
Net cash provided by investing activities was $215.6 million for the three months ended December 25, 2015, compared with a $20.9 million cash outflow for the three months ended December 26, 2014. This increase primarily resulted from cash proceeds of $264.0 million from the sale of the CMDS operations during the three months ended December 25, 2015, partially offset by a $26.7 million increase in capital expenditures.

Financing Activities
Net cash used in financing activities was $369.5 million for the three months ended December 25, 2015, compared with $0.8 million for the three months ended December 26, 2014. The $368.7 million increase largely resulted from a $264.8 million increase in cash outflows for the repurchase of our ordinary shares, a $121.8 million increase in cash outflows from repayments of external debt and capital leases, and $30.0 million of cash outflows resulting from payments of contingent consideration. These increases were partially offset by a $61.9 million increase in cash inflows from the issuance of debt, net of debt financing costs.

Debt and Capitalization
At December 25, 2015, the total principal amount of debt was $6,536.5 million compared with the total principal amount of debt at September 25, 2015 of $6,606.5 million. The total principal amount of debt at December 25, 2015 was comprised of $3,946.3 million of fixed-rate instruments, $1,973.5 million of variable-rate term loans, $400.0 million of borrowings under a variable-rate revolving credit facility, $215.0 million of borrowings under a variable-rate securitization program and $1.7 million of capital lease obligations. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of December 25, 2015, our fixed-rate instruments have a weighted-average interest rate of 5.21% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.80% and has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved may be material. During the three months ended December 25, 2015, we repurchased $26.0 million of face value of our debt.
At December 25, 2015, $21.9 million of our debt was classified as current, as these payments are expected to be made within the next fiscal year.
In addition to the borrowing capacity under our receivable securitization program, we have a $500.0 million revolving credit facility. At December 25, 2015, we had $400.0 million outstanding under our revolving credit facility. As such there was $100.0 million of additional borrowing capacity under our revolving credit facility.
As of December 25, 2015, we were, and expect to remain, in compliance with the provisions and covenants associated with our debt agreements.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the date of sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet as of December 25, 2015 was $15.2 million, of which $12.5 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at December 25, 2015. As of December 25, 2015, the maximum future payments we could be required to make under these indemnification obligations was $71.0 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in other assets on our unaudited condensed consolidated balance sheet at December 25, 2015.

We have recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 16 of Notes to Condensed Consolidated Financial Statements.
In addition, we are also liable for product performance; however, we believe, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements
We are required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating our ability to fund the decommissioning of our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though we do not intend to close this facility. We have provided this financial assurance in the form of a $57.2 million surety bond. As of December 25, 2015, we had various other letters of credit, guarantees and surety bonds totaling $36.7 million.
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
We believe that our accounting policies for revenue recognition, goodwill and other intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended December 25, 2015, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended September 25, 2015.

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
The risk factors included within Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 25, 2015 could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of December 25, 2015, our outstanding debt included $1,973.5 million variable-rate debt on our senior secured term loan, $400.0 million on our senior unsecured revolving credit facility and $215.0 million variable-rate debt on our receivables securitization program. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $6.4 million.
The remaining outstanding debt as of December 25, 2015 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of December 25, 2015 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. Dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $18.2 million as of December 25, 2015. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. Dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of December 25, 2015 that measures the change in the net financial position arising from a hypothetical 10.0% adverse movement in the exchange rates of the Euro and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10.0% adverse change in the above currencies was $29.9 million as of December 25, 2015. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on November 24, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the quarter ended December 25, 2015. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations. During November 2015, the Company's board of directors authorized an increase to its existing share repurchase program announced in January 2015. The authorization increased the existing repurchase program by $500.0 million from $300.0 million to $800.0 million. Through December 25, 2015, $349.7 million of shares had been purchased under the program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs
September 26, 2015 to October 23, 2015	405,610	$61.89	404,707	$700.0
October 24, 2015 to November 27, 2015	—	—	—	700.0
November 28, 2015 to December 25, 2015	3,505,090	71.40	3,498,669	450.3

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Amended and Restated Memorandum and Articles of Association of Mallinckrodt plc (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed July 1, 2013).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended December 25, 2015 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

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

Date: February 2, 2016