Form 10-Q
period 2016-03-25
Mallinckrodt plc
filed 2016-05-03
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2016

or

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
Ordinary shares, $0.20 par value - 109,325,511 shares as of April 29, 2016

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net sales	$918.0	$819.0	$1,832.8	$1,587.2
Cost of sales	438.4	356.1	861.5	719.5
Gross profit	479.6	462.9	971.3	867.7

Selling, general and administrative expenses	231.2	308.4	473.7	532.5
Research and development expenses	58.6	58.0	122.2	110.7
Restructuring charges, net	8.7	3.5	15.0	10.7
Non-restructuring impairment charges	16.9	—	16.9	—
Gains on divestiture and license	(0.2)	(0.9)	(0.3)	(1.7)
Operating income	164.4	93.9	343.8	215.5

Interest expense	(97.2)	(57.4)	(195.0)	(106.2)
Interest income	0.2	0.4	0.4	0.5
Other income (loss), net	(0.7)	4.2	1.3	8.4
Income from continuing operations before income taxes	66.7	41.1	150.5	118.2

Income tax benefit	(53.6)	(34.1)	(85.7)	(44.4)
Income from continuing operations	120.3	75.2	236.2	162.6

Income (loss) from discontinued operations, net of income taxes	(2.0)	23.6	93.2	28.9

Net income	$118.3	$98.8	$329.4	$191.5

Basic earnings (loss) per share (Note 7):
Income from continuing operations	$1.08	$0.64	$2.09	$1.40
Income (loss) from discontinued operations	(0.02)	0.20	0.82	0.25
Net income	$1.06	$0.85	$2.91	$1.65

Basic weighted-average shares outstanding	111.1	115.6	113.2	115.2

Diluted earnings (loss) per share (Note 7):
Income from continuing operations	$1.07	$0.64	$2.07	$1.38
Income (loss) from discontinued operations	(0.02)	0.20	0.82	0.25
Net income	$1.06	$0.84	$2.88	$1.62

Diluted weighted-average shares outstanding	112.0	117.2	114.2	116.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net income	$118.3	$98.8	$329.4	$191.5
Other comprehensive income (loss), net of tax:
Currency translation adjustments	8.8	(36.5)	(59.3)	(58.9)
Unrecognized gain on derivatives, net of $-, ($0.1), $- and ($0.1) tax	0.2	0.1	0.3	0.2
Unrecognized gain (loss) on benefit plans, net of $5.4, $0.4, $4.4 and ($0.1) tax	(8.8)	(0.1)	(7.0)	0.9
Total other comprehensive income (loss), net of tax	0.2	(36.5)	(66.0)	(57.8)
Comprehensive income	$118.5	$62.3	$263.4	$133.7

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 25, 2016	September 25, 2015
Assets
Current Assets:
Cash and cash equivalents	$341.4	$365.9
Accounts receivable, less allowance for doubtful accounts of $6.5 and $4.7	503.5	548.5
Inventories	377.1	281.8
Deferred income taxes	116.3	142.7
Prepaid expenses and other current assets	205.6	207.3
Current assets held for sale	1.0	299.9
Total current assets	1,544.9	1,846.1
Property, plant and equipment, net	999.4	991.3
Goodwill	3,645.3	3,649.4
Intangible assets, net	9,425.3	9,666.3
Other assets	288.7	251.0
Total Assets	$15,903.6	$16,404.1

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$21.6	$22.3
Accounts payable	118.0	133.0
Accrued payroll and payroll-related costs	99.6	103.7
Accrued interest	98.3	80.2
Accrued and other current liabilities	549.5	517.4
Current liabilities held for sale	5.1	72.8
Total current liabilities	892.1	929.4
Long-term debt	6,409.6	6,474.3
Pension and postretirement benefits	132.7	116.7
Environmental liabilities	72.5	73.3
Deferred income taxes	2,872.2	3,132.4
Other income tax liabilities	118.3	121.3
Other liabilities	308.3	245.5
Total Liabilities	10,805.7	11,092.9
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 117,875,515 and 117,513,370 issued; 109,297,161 and 116,283,149 outstanding	23.6	23.5
Ordinary shares held in treasury at cost, 8,578,354 and 1,230,221	(611.3)	(109.7)
Additional paid-in capital	5,382.4	5,357.6
Retained earnings	368.3	38.9
Accumulated other comprehensive income	(65.1)	0.9
Total Shareholders' Equity	5,097.9	5,311.2
Total Liabilities and Shareholders' Equity	$15,903.6	$16,404.1

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	March 25, 2016	March 27, 2015
Cash Flows From Operating Activities:
Net income	$329.4	$191.5
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	417.5	301.2
Share-based compensation	19.8	65.9
Deferred income taxes	(224.0)	(124.2)
Non-cash impairment charges	16.9	—
Gain on disposal of discontinued operations	(97.4)	—
Other non-cash items	9.2	(59.6)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	50.6	(29.8)
Inventories	1.3	42.3
Accounts payable	(16.2)	19.1
Income taxes	71.9	82.3
Other	(38.9)	(123.2)
Net cash provided by operating activities	540.1	365.5
Cash Flows From Investing Activities:
Capital expenditures	(91.4)	(55.1)
Acquisitions and intangibles, net of cash acquired	(170.1)	—
Proceeds from disposal of discontinued operations, net of cash	269.8	—
Restricted cash	21.1	0.4
Other	4.6	1.7
Net cash provided by (used in) investing activities	34.0	(53.0)
Cash Flows From Financing Activities:
Issuance of external debt	78.4	80.0
Repayment of external debt and capital leases	(151.5)	(63.5)
Excess tax benefit from share-based compensation	—	20.2
Debt financing costs	(0.1)	(0.4)
Proceeds from exercise of share options	6.3	20.6
Repurchase of shares	(501.6)	(12.3)
Other	(30.0)	(4.0)
Net cash (used in) provided by financing activities	(598.5)	40.6
Effect of currency rate changes on cash	(0.1)	(7.4)
Net increase in cash and cash equivalents	(24.5)	345.7
Cash and cash equivalents at beginning of period	365.9	707.8
Cash and cash equivalents at end of period	$341.4	$1,053.5

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at September 25, 2015	117.5	$23.5	1.2	$(109.7)	$5,357.6	$38.9	$0.9	$5,311.2
Net income	—	—	—	—	—	329.4	—	329.4
Currency translation adjustments	—	—	—	—	—	—	(59.3)	(59.3)
Change in derivatives, net of tax	—	—	—	—	—	—	0.3	0.3
Minimum pension liability, net of tax	—	—	—	—	—	—	(7.0)	(7.0)
Share options exercised	0.2	0.1	—	—	6.2	—	—	6.3
Vesting of restricted shares	0.2	—	—	—	—	—	—	—
Excess tax benefit from share-based compensation	—	—	—	—	(1.2)	—	—	(1.2)
Share-based compensation	—	—	—	—	19.8	—	—	19.8
Repurchase of shares	—	—	7.4	(501.6)	—	—	—	(501.6)
Balance at March 25, 2016	117.9	$23.6	8.6	$(611.3)	$5,382.4	$368.3	$(65.1)	$5,097.9

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc and its subsidiaries (collectively, "Mallinckrodt" or "the Company") is a global business that develops, manufactures, markets and distributes branded and generic specialty pharmaceutical and biopharmaceutical products and therapies and nuclear medicine products. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology and pulmonology); immunotherapy and neonatal critical care respiratory therapies; hemostasis products; and central nervous system drugs. The Company also supports the diagnosis of disease with nuclear medicine products.
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
The Company owns or has rights to use the trademarks and trade names that are used in conjunction with the operation of its business. One of the more important trademarks that the Company owns or has rights to use that appears in this Quarterly Report on Form 10-Q is "Mallinckrodt," which is a registered trademark or the subject of pending trademark applications in the U.S. and other jurisdictions. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned in the following notes. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in the following discussion is, to the Company's knowledge, owned by such other company.

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
The Company completed the sale of the contrast media and delivery systems ("CMDS") business on November 27, 2015. As a result, prior year balances have been recast to present the CMDS business as a discontinued operation.
Beginning in the first quarter of fiscal year 2016, the Company revised the presentation of certain medical affairs costs to better align with industry practice, which were previously included in selling, general and administrative ("SG&A") expenses and are now included in research and development ("R&D") expenses. As a result, $12.3 million and $23.5 million of expenses previously included in SG&A for the three and six months ended March 27, 2015, respectively, have been classified as R&D expenses to conform to this change. No other financial statement line items were impacted by this change in classification.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of September. The second fiscal quarters of 2016 and 2015 ended on March 25, 2016 and March 27, 2015, respectively. Unless otherwise indicated, the three and six months ended March 25, 2016 refers to the thirteen and twenty-six week period ended March 25, 2016 and the three and six months ended March 27, 2015 refers to the thirteen and twenty-six week period ended March 27, 2015. The full year fiscal 2015 consisted of 52 weeks, while fiscal 2016 will consist of 53 weeks and will end on September 30, 2016.

2.	Recently Issued Accounting Standards
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Stock Compensation," in March 2016. This update simplifies several aspects of the accounting for share-based payment award transactions. This guidance is effective for the Company in the first quarter of fiscal 2018. The Company is assessing the potential impact of the guidance.
The FASB issued ASU 2016-02, "Leases," in February 2016. This update was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). This guidance is effective for the Company in the first quarter of fiscal 2020. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is assessing the potential impact of this guidance.
The FASB issued ASU 2015-17, "Balance Sheet Reclassification of Deferred Taxes," in November 2015. This update eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for the Company in the first quarter of fiscal 2018. The Company anticipates certain reclassifications on its consolidated balance sheet are anticipated upon adoption.
The FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," in September 2015. This update requires an acquirer to recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjusting amounts are determined. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for the Company in the first quarter of fiscal 2017. The update is not expected to have a material impact for our historical acquisitions.

3.	Discontinued Operations
CMDS
On November 27, 2015, the Company completed the sale of the CMDS business to Guerbet S.A. ("Guerbet") for cash consideration of approximately $270.0 million, subject to net working capital adjustments. The CMDS business was eliminated from the Global Medical Imaging segment, which was renamed Nuclear Imaging.
Subsequent to the sale of the CMDS business, the Company has and will continue to supply certain products under a supply agreement with Guerbet.

The following table summarizes the financial results of the CMDS discontinued operations for the three and six months ended March 25, 2016 and March 27, 2015 as presented in the consolidated statements of operations and comprehensive income:

	Three Months Ended		Six Months Ended
Major line items constituting income (loss) from discontinued operations	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net sales	$1.1	$103.3	$60.3	$209.9
Cost of sales	1.4	77.7	46.2	150.4
Selling, general and administrative expenses	1.9	22.8	20.1	50.0
Other	—	1.6	1.1	2.6
(Loss) income from discontinued operations	(2.2)	1.2	(7.1)	6.9
Gain on disposal of discontinued operations	0.3	—	97.3	—
(Loss) Income from discontinued operations, before income taxes	(1.9)	1.2	90.2	6.9
Income tax (benefit) expense	(0.2)	(0.1)	(2.9)	0.9
(Loss) income from discontinued operations net of tax	$(1.7)	$1.3	$93.1	$6.0

Income tax benefit of $0.2 million is predominately associated with the $2.2 million loss from discontinued operations for the three months ended March 25, 2016. The gain on disposal of discontinued operations resulted in $8.6 million of tax expense, of which $10.0 million tax expense was recognized during the three months ended September 25, 2015, offset by $1.4 million of tax benefit recognized during the three months ended December 25, 2015. The $8.6 million of tax expense was favorably impacted by receiving a benefit from permanently deductible items. Income tax benefit of $2.9 million is predominately associated with the $7.1 million loss from discontinued operations for the six months ended March 25, 2016.
The following table summarizes the assets and liabilities of the CMDS business that are classified as held for sale on the consolidated balance sheets as of March 25, 2016 and September 25, 2015:

	March 25, 2016	September 25, 2015
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts receivable	$0.9	$68.5
Inventories	0.1	86.3
Property, plant and equipment, net	—	60.3
Intangible assets, net	—	27.7
Other current and non-current assets	—	57.1
Total assets classified as held for sale in the balance sheet	$1.0	$299.9

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$—	$22.0
Other current and non-current liabilities	5.1	50.8
Total liabilities classified as held for sale in the balance sheet	$5.1	$72.8

The following table summarizes significant cash and non-cash transactions of the CMDS business that are included within the consolidated statements of cash flows for the respective periods:

	Six Months Ended
	March 25, 2016	March 27, 2015
Depreciation	$—	$5.9
Amortization	—	1.4
Capital expenditures	1.6	3.4
All other notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

Mallinckrodt Baker: During fiscal 2010, the Specialty Chemicals business (formerly known as "Mallinckrodt Baker") was sold because its products and customer base were not aligned with the Company's long-term strategic objectives. This business met the discontinued operations criteria and, accordingly, was included in discontinued operations for all periods presented. During the three months ended March 25, 2016 and March 27, 2015 the Company recorded losses, net of tax, of $0.3 million and $0.2 million, respectively. During the six months ended March 25, 2016 and March 27, 2015, the Company recorded gains, net of tax, of $0.1 million and $0.4 million, respectively. These gains were primarily related to the indemnification obligations to the purchaser, which are discussed in Note 15.
Other: The Company previously accrued a liability, to the purchaser of a certain legal entity, to indemnify them for tax obligations that may have arisen should the tax basis of certain assets they acquired not be recognized. The Company believes that, under the terms of the agreement between the parties, this indemnification obligation has expired. As such, the Company eliminated this liability and recorded a $22.5 million benefit, during fiscal 2015, in discontinued operations within the consolidated and combined statement of income.

4.	Acquisitions and License Agreements
Business Acquisitions
Hemostasis Products
On February 1, 2016, the Company acquired three commercial stage topical hemostasis drugs from The Medicines Company ("the Hemostasis Acquisition") - RECOTHROM® Thrombin topical (Recombinant), PreveLeakTM Surgical Sealant, and RAPLIXATM (Fibrin Sealant (Human)) - for upfront consideration of $174.1 million, inclusive of existing inventory, and contingent milestone payments that could result in up to $395.0 million of additional consideration. The fair value of the contingent consideration and acquired contingent liabilities associated with the transaction are $52.0 million and $10.6 million, respectively. The Hemostasis Acquisition was funded through cash on hand.

Therakos, Inc.
On September 25, 2015, the Company acquired Therakos, Inc. ("Therakos") through acquisition of all outstanding common stock of TGG Medical Solutions, Inc., the parent holding company of Therakos, in a transaction valued at approximately $1.3 billion, net of cash acquired ("the Therakos Acquisition"). Consideration for the transaction consisted of approximately $1.0 billion in cash paid to TGG Medical Solutions, Inc. shareholders and the assumption of approximately $0.3 billion of Therakos third-party debt, which was repaid in conjunction with the Therakos Acquisition. The acquisition and repayment of debt was funded through the issuance of $750.0 million aggregate principal amount of senior unsecured notes, a $500.0 million borrowing under the Company's revolving credit facility and cash on hand. Therakos' primary immunotherapy products relate to the administering of extracorporeal photopheresis therapies through its UVAR XTS® and CellexTM Photopheresis Systems.

Ikaria, Inc.
On April 16, 2015, the Company acquired Ikaria, Inc. ("Ikaria") through acquisition of all outstanding common stock of Compound Holdings II, Inc., the parent holding company of Ikaria, in a transaction valued at approximately $2.3 billion, net of cash acquired ("the Ikaria Acquisition"). Consideration for the transaction consisted of approximately $1.2 billion in cash paid to Compound Holdings II, Inc. shareholders and the assumption of approximately $1.1 billion of Ikaria third-party debt, which was repaid in conjunction with the Ikaria Acquisition. The acquisition and immediate repayment of debt was funded through the issuance of $1.4 billion aggregate principal amount of senior unsecured notes, a $240.0 million borrowing under the Company's revolving credit facility, and cash on hand. Ikaria's primary product is INOMAX® (nitric oxide) gas for inhalation ("Inomax"), a vital treatment option used for neonatal critical care.

Fair Value Allocation
The following amounts represent the preliminary allocations of the fair value of the identifiable assets acquired and liabilities assumed for the Ikaria Acquisition, the Therakos Acquisition and the Hemostasis Acquisition, including preliminary goodwill, intangible assets and the related deferred tax balances. The Company expects to complete its valuation analysis and finalize deferred tax balances as of the acquisition date no later than twelve months from the date of the respective acquisitions. The changes in the purchase price allocation and preliminary goodwill based on the final valuation may include, but are not limited to, finalization of working capital settlements, the impact of U.S. state tax rates in determining the deferred tax balances and changes in assumptions utilized in the preliminary valuation report.

	Hemostasis Products	Therakos	Ikaria
Cash and cash equivalents	$3.3	$41.3	$77.3
Inventory	108.3	23.5	26.3
Intangible assets	124.0	1,170.0	1,971.0
Goodwill	0.1	430.4	795.0
Other assets, current and non-current (1)	3.4	42.1	174.3
Total assets acquired	239.1	1,707.3	3,043.9
Current liabilities	5.7	24.7	33.0
Other liabilities (non-current)	10.6	0.6	15.8
Deferred tax liabilities, net (non-current)	(3.3)	318.1	620.5
Contingent consideration	52.0	—	—
Total debt	—	344.8	1,121.0
Total liabilities assumed	65.0	688.2	1,790.3
Net assets acquired	$174.1	$1,019.1	$1,253.6

(1)
This amount includes $0.0 million, $22.0 million and $73.8 million, of accounts receivable for the Hemostasis Acquisition, Therakos Acquisition and the Ikaria Acquisition, respectively, which is also the gross contractual value.

The following is a reconciliation of the total consideration to net assets acquired:

	Hemostasis Products	Therakos	Ikaria
Total consideration, net of cash	$222.8	$977.8	$1,176.3
Plus: cash assumed in acquisition	3.3	41.3	77.3
Total consideration	226.1	1,019.1	1,253.6
Less: contingent consideration	(52.0)	—	—
Net assets acquired	$174.1	$1,019.1	$1,253.6

Intangible assets acquired consist of the following:

Hemostasis Products	Amount	Amortization Period
Raplixa - Completed technology	$66.0	15 years
Recothrom - Completed technology	42.0	13 years
PreveLeak - Completed technology	16.0	13 years
	$124.0
The completed technology intangible assets relate to each of the acquired drugs. The fair value of the intangible assets were determined using the income approach, which is a valuation technique that provides an estimate of fair value of the assets based on the market participant expectations of cash flows the asset would generate. The cash flows were discounted commensurate with the level of risk associated with each asset or its projected cash flows. The completed technology intangible assets utilized a discount rate of 17.5%, 16.0% and 17.5% for Raplixa, Recothrom and PreveLeak, respectively. All assets acquired are included within the Company's Specialty Brands segment.

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

Financial Results
The amount of net sales and earnings included in the Company's results for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net sales
Therakos	$50.2	$—	$100.6	$—
Ikaria	119.7	—	234.3	—
	$169.9	$—	$334.9	$—
Operating income
Therakos	$4.2	$—	$(6.9)	$—
Ikaria	49.2	—	91.4	—
	$53.4	$—	$84.5	$—
The Hemostasis Acquisition was not material to the Company's consolidated results of operations for the periods presented and therefore disclosures for this acquisition have not been provided.
The amount of amortization on acquired intangible assets included within operating income for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Intangible asset amortization
Therakos	$19.5	$—	$39.0	$—
Ikaria	31.2	—	62.3	—
	$50.7	$—	$101.3	$—

The amount of acquisition-related costs included within operating income for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Acquisition-related costs
Hemostasis products	$1.6	$—	$2.5	$—
Therakos	0.3	—	0.3	—
Ikaria	—	7.1	0.2	7.1
	$1.9	$7.1	$3.0	$7.1
During the three months ended March 25, 2016 and March 27, 2015, the Company recognized $2.1 million and $4.4 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory. During the six months ended March 25, 2016 and March 27, 2015, the Company recognized $18.3 million and $35.2 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents a summary of the combined results of operations for the periods indicated as if the acquisition of Questcor Pharmaceuticals, Inc. ("Questcor") had been completed as of September 29, 2012 and the Ikaria Acquisition and Therakos Acquisition as of September 28, 2013. The Hemostasis Acquisition was not material to the Company's consolidated financial statements and thus the effect of this acquisition is not included in the pro forma financial information presented below.
The pro forma financial information is based on the historical financial information for the Company, Questcor, Ikaria and Therakos, along with certain pro forma adjustments. These pro forma adjustments consist primarily of:

•	non-recurring costs related to the step-up in fair value of acquired inventory and transaction costs related to the acquisitions;

•	increased amortization expense related to the intangible assets acquired in the acquisitions;

•
increased interest expense to reflect the fixed-rate notes entered into in connection with the Therakos Acquisition (utilizing the interest rate of 5.625%), the fixed-rate notes entered into in connection with the Ikaria Acquisition (utilizing the interest rates of 4.875% and 5.50%) and the borrowings under the variable-rate revolving credit facility (utilizing the interest in effect at the acquisition date of 2.58%), including interest and amortization of deferred financing costs and original issue discount; and

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

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net sales	$918.0	$969.2	$1,832.8	$1,886.9
Income from continuing operations	120.5	84.6	246.5	179.6

Basic earnings per share from continuing operations	$1.08	$0.73	$2.18	$1.56
Diluted earnings per share from continuing operations	1.08	0.72	2.16	1.54

5.	Restructuring and Related Charges
During fiscal 2013, the Company launched a restructuring program designed to improve its cost structure ("the 2013 Mallinckrodt Program"). The 2013 Mallinckrodt Program includes actions across all segments, as well as within corporate functions. The Company expected to incur charges of $100.0 million to $125.0 million under this program as the specific actions required to execute on these initiatives are identified and approved, which are expected to be substantially completed by the end of fiscal 2016. In addition to the 2013 Mallinckrodt Program, the Company has taken restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges within continuing operations by segment are as follows:

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Specialty Brands	$8.0	$0.9	$9.6	$15.1
Specialty Generics	0.6	2.7	1.7	2.7
Nuclear Imaging	0.3	—	2.5	(7.3)
Corporate	1.5	—	3.0	0.4
Restructuring and related charges, net	10.4	3.6	16.8	10.9
Less: accelerated depreciation	(1.7)	(0.1)	(1.8)	(0.2)
Restructuring charges, net	$8.7	$3.5	$15.0	$10.7

Net restructuring and related charges by program within continuing operations are comprised of the following:

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
2013 Mallinckrodt Program	$8.4	$2.7	$14.1	$(2.2)
Acquisitions	2.0	0.9	2.7	13.1
Total	10.4	3.6	16.8	10.9
Less: non-cash charges, including accelerated share-based compensation expense	(1.7)	(1.0)	(1.8)	(7.9)
Total charges expected to be settled in cash	$8.7	$2.6	$15.0	$3.0

Non-cash charges during the three and six months ended March 27, 2015 included $0.9 million and $7.7 million of accelerated share-based compensation expense related to employee terminations, primarily associated with the acquisition of Questcor.
The following table summarizes cash activity for restructuring reserves, substantially all of which are related to employee severance and benefits:

	2013 Mallinckrodt Program	Acquisitions	Total
Balance at September 25, 2015	$8.0	$10.0	$18.0
Charges	12.5	3.5	16.0
Changes in estimate	(0.2)	(0.8)	(1.0)
Cash payments	(7.9)	(8.7)	(16.6)
Reclassifications (1)	(1.4)	—	(1.4)
Balance at March 25, 2016	$11.0	$4.0	$15.0
(1) Represents the reclassification of pension and other postretirement benefits from restructuring reserves to pension and postretirement obligations.
Net restructuring and related charges, including associated asset impairments, incurred cumulative-to-date related to the 2013 Mallinckrodt Program were as follows:

Specialty Brands	$10.9
Specialty Generics	17.3
Nuclear Imaging (including CMDS)	69.9
Corporate	13.0
$111.1

Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

6.	Income Taxes
The Company recognized an income tax benefit of $53.6 million and $34.1 million on income from continuing operations before income taxes of $66.7 million and $41.1 million for the three months ended March 25, 2016 and March 27, 2015, respectively. This resulted in effective tax rates of negative 80.4% and negative 83.0% for the three months ended March 25, 2016 and March 27, 2015, respectively. The Company recognized income tax benefits of $85.7 million and $44.4 million on income from continuing operations before income taxes of $150.5 million and $118.2 million for the six months ended March 25, 2016 and March 27, 2015, respectively. This resulted in effective tax rates of negative 56.9% and negative 37.6% for the six months ended March 25, 2016 and March 27, 2015, respectively.
The effective tax rate for the three months ended March 25, 2016, as compared with the three months ended March 27, 2015 increased by 2.6 percentage points. Included within this net increase was a 17.1 percentage point increase attributable to diminutive income from continuing operations before taxes for the three months ended March 27, 2015, partially offset by a 14.5 percentage point decrease predominately due to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of the 14.5 percentage point decrease to the tax rate, 9.5 percentage points can be attributed to the change in operating income and 5.0 percentage points related to changes in acquisition financing and amortization, as well as other non-acquisition related items.
The effective tax rate for the six months ended March 25, 2016, as compared with the six months ended March 27, 2015 decreased by 19.3 percentage points. This net decrease was predominately due to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of the 19.3 percentage point decrease to the tax rate, 12.8 percentage points can be attributed to the change in operating income and 6.5 percentage points related to changes in acquisition financing and amortization, as well as other non-acquisition related items.
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
The Hemostasis Acquisition resulted in a net deferred tax asset increase of $1.2 million. Significant components of this increase include $26.1 million of deferred tax assets associated with net operating losses partially offset by $22.5 million of deferred tax liabilities associated with intangibles and $2.1 million associated with inventory.
During the three and six months ended March 25, 2016, the Company recognized an income tax benefit of $0.2 million and $2.9 million associated with the CMDS business, as discussed in Note 3, in discontinued operations within the unaudited condensed consolidated statement of income. As a result of the sale, the Company recognized a deferred tax asset for non-U.K. net operating losses of $29.5 million and a corresponding valuation allowance, which resulted in no net impact on income tax expense or benefit.
The Company's unrecognized tax benefits, excluding interest, totaled $94.5 million at March 25, 2016 and $89.2 million at September 25, 2015. The net increase of $5.3 million primarily resulted from a net increase to current year activity of $10.0 million, which was partially offset by decreases from settlements of $1.9 million, net decreases to prior period tax positions of $1.9 million, and a decrease from a lapse of statute of limitations of $0.9 million. If favorably settled, $92.7 million of unrecognized tax benefits at March 25, 2016 would favorably impact the effective tax rate. The total amount of accrued interest related to these obligations was $37.4 million at March 25, 2016 and $41.7 million at September 25, 2015.

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
It is reasonably possible that within the next twelve months, as a result of the resolution of various domestic and international examinations, appeals and litigation, additions related to prior period tax positions and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $37.6 million and the amount of related interest and penalties will decrease by up to $29.6 million. Included within such amounts are possible releases associated with the final settlement of the Tyco-controlled debt litigation.

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

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Earnings (loss) per share numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$120.3	$75.2	$236.2	$162.6
Less: earnings allocated to participating securities	—	0.7	—	1.6
Income from continuing operations attributable to common shareholders, after earnings allocated to participating securities	120.3	74.5	236.2	161.0
Income (loss) from discontinued operations	(2.0)	23.6	93.2	28.9
Less: earnings from discontinued operations allocated to participating securities	—	0.2	—	0.3
Income (loss) from discontinued operations attributable to common shareholders, after allocation of earnings to participating securities	(2.0)	23.4	93.2	28.6
Net income attributable to common shareholders, after allocation of earnings to participating securities	$118.3	$97.9	$329.4	$189.6
Earnings (loss) per share denominator:
Weighted-average shares outstanding - basic	111.1	115.6	113.2	115.2
Impact of dilutive securities	0.9	1.6	1.0	1.6
Weighted-average shares outstanding - diluted	112.0	117.2	114.2	116.8
Basic earnings (loss) per share attributable to common shareholders
Income from continuing operations	$1.08	$0.64	$2.09	$1.40
Income (loss) from discontinued operations	(0.02)	0.20	0.82	0.25
Net income attributable to common shareholders	$1.06	$0.85	$2.91	$1.65
Diluted earnings (loss) per share attributable to common shareholders
Income from continuing operations	$1.07	$0.64	$2.07	$1.38
Income (loss) from discontinued operations	(0.02)	0.20	0.82	0.25
Net income attributable to common shareholders	$1.06	$0.84	$2.88	$1.62

The computation of diluted earnings per share for the three and six months ended March 25, 2016 excludes approximately 1.4 million of equity awards because the effect would have been anti-dilutive. There were no anti-dilutive equity awards excluded from the computation of diluted earnings per share for the three and six months ended March 27, 2015.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	March 25, 2016	September 25, 2015
Raw materials and supplies	$73.8	$66.3
Work in process	208.2	124.2
Finished goods	95.1	91.3
	$377.1	$281.8

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	March 25, 2016	September 25, 2015
Property, plant and equipment, gross	$1,938.3	$1,870.6
Less: accumulated depreciation	(938.9)	(879.3)
Property, plant and equipment, net	$999.4	$991.3

Depreciation expense for property, plant and equipment was $36.8 million and $24.2 million during the three months ended March 25, 2016 and March 27, 2015, respectively. Depreciation expense for property, plant and equipment was $67.2 million and $46.2 million during the six months ended March 25, 2016 and March 27, 2015, respectively.

10.	Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of goodwill by segment at the end of each period were as follows:

	March 25, 2016		September 25, 2015
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$3,438.3	$—	$3,442.4	$—
Specialty Generics	207.0	—	207.0	—
Nuclear Imaging	119.5	(119.5)	119.5	(119.5)
Total	$3,764.8	$(119.5)	$3,768.9	$(119.5)

During the six months ended March 25, 2016, the gross carrying value of goodwill within the Specialty Brands segment decreased by $4.1 million. The decrease was primarily attributable to changes in tax balances in the purchase price allocations, which included a decrease of $6.2 million from the Therakos Acquisition offset by an increase of $2.6 million from the Ikaria Acquisition. The remaining decrease in goodwill is attributed to a favorable net working capital settlement from the Therakos Acquisition offset by goodwill from the Hemostasis Acquisition.

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	March 25, 2016		September 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,020.1	$1,104.4	$9,896.0	$765.8
Licenses	185.1	106.1	185.1	99.8
Customer relationships	28.3	6.1	28.1	4.4
Trademarks	82.2	8.1	82.1	6.2
Other	6.7	6.7	6.7	6.7
Total	$10,322.4	$1,231.4	$10,198.0	$882.9
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	299.3		316.2
Total	$334.3		$351.2

During the three months ended March 25, 2016, the Company recorded impairment charges totaling $16.9 million related to certain Specialty Brands in-process research and development intangible assets acquired as part of the CNS Therapeutics acquisition in fiscal 2013. The valuation method used to approximate fair value was based on the estimated discounted cash flows for the respective asset, and the impairment charges resulted from delays in anticipated FDA approval, higher than expected development costs and lower than previously anticipated commercial opportunities.
Intangible asset amortization expense within continuing operations was $175.0 million and $122.9 million during the three months ended March 25, 2016 and March 27, 2015, respectively. Intangible asset amortization expense within continuing operations was $348.4 million and $247.7 million during the six months ended March 25, 2016 and March 27, 2015, respectively. The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of fiscal 2016	$353.0
Fiscal 2017	700.8
Fiscal 2018	691.8
Fiscal 2019	691.5
Fiscal 2020	691.3

11.	Debt
Debt was comprised of the following at the end of each period:

	March 25, 2016		September 25, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Term loan due March 2021	$20.0	$0.4	$20.0	$—
4.00% term loan due February 2022	1.0	—	1.0	—
Capital lease obligation and vendor financing agreements	1.0	—	1.3	—
Total current debt	22.0	0.4	22.3	—
Long-term debt:
Variable-rate receivable securitization	215.0	0.7	153.0	0.8
3.50% notes due April 2018	300.0	1.4	300.0	1.7
4.875% notes due April 2020	700.0	10.0	700.0	11.3
Term loan due March 2021	1,948.5	39.6	1,958.5	44.1
4.00% term loan due February 2022	6.4	—	6.9	—
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% notes due August 2022	884.0	13.1	900.0	14.4
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% notes due April 2023	600.0	6.7	600.0	7.1
5.625% notes due October 2023	740.0	12.7	750.0	13.7
5.50% notes due April 2025	700.0	11.2	700.0	11.9
Revolving credit facility	400.0	4.3	500.0	4.9
Capital lease obligation and vendor financing agreements	0.6	—	1.0	—
Total long-term debt	6,509.3	99.7	6,584.2	109.9
Total debt	$6,531.3	$100.1	$6,606.5	$109.9
The Company's debt instruments are further described within the Notes to the Financial Statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 25, 2015.
As of March 25, 2016, the applicable interest rate on outstanding borrowings under the Company's revolving credit facility was approximately 2.88%, and there were $400.0 million outstanding borrowings. As of March 25, 2016, the applicable interest rate on outstanding borrowings under the variable-rate receivable securitization was 1.23%, and outstanding borrowings totaled $215.0 million. At March 25, 2016, the weighted-average interest rate for the term loan due March 2021 was 3.34%, and outstanding borrowings totaled $1,968.5 million.
As of March 25, 2016, the Company continues to be in full compliance with the provisions and covenants associated with its debt agreements.

12.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Service cost	$1.0	$1.2	$2.0	$2.4
Interest cost	4.2	4.4	8.4	8.9
Expected return on plan assets	(5.1)	(5.7)	(10.2)	(11.5)
Amortization of net actuarial loss	2.6	2.4	5.2	4.7
Amortization of prior service (credit)	(0.1)	(0.2)	(0.2)	(0.4)
Plan settlements	3.7	1.2	3.7	1.2
Net periodic benefit cost	$6.3	$3.3	$8.9	$5.3

The net periodic benefit credit for the Company's postretirement benefit plans for the three months ended March 25, 2016 and March 27, 2015 was approximately $0.1 million and $0.5 million, respectively, and for the six months ended March 25, 2016 and March 27, 2015 was approximately $0.1 million and $1.0 million, respectively.
Net periodic benefit cost (credit) for the Company's defined benefit pension plans and postretirement benefit plans was included within cost of sales; research and development; and selling, general and administrative expenses on the unaudited condensed consolidated statements of income.

13.	Accumulated Other Comprehensive Income
The following summarizes the change in accumulated other comprehensive income for the six months ended March 25, 2016:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 25, 2015	$60.2	$(6.4)	$(52.9)	$0.9
Other comprehensive income before reclassifications	(0.6)	—	(12.4)	(13.0)
Amounts reclassified from accumulated other comprehensive income	(58.7)	0.3	5.4	(53.0)
Net current period other comprehensive income (loss)	(59.3)	0.3	(7.0)	(66.0)
Balance at March 25, 2016	$0.9	$(6.1)	$(59.9)	$(65.1)
The following summarizes reclassifications out of accumulated other comprehensive income for the three and six months ended March 25, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended March 25, 2016	Six Months Ended March 25, 2016	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized gain on derivatives	$0.2	$0.3	Interest expense
Income tax provision	—	—	Income tax benefit
Net of income taxes	0.2	0.3

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.6	5.2	(1)
Prior service credit	(0.7)	(1.3)	(1)
Disposal of discontinued operations	—	0.8	Income from discontinued operations, net of income taxes
Plan settlements	3.7	3.7	(1)
Total before tax	5.6	8.4
Income tax provision	(2.0)	(3.0)	Income tax benefit
Net of income taxes	3.6	5.4

Currency translation	—	(58.7)	Income from discontinued operations, net of income taxes

Total reclassifications for the period	$3.8	$(53.0)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

The following summarizes the change in accumulated other comprehensive income for the six months ended March 27, 2015:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 26, 2014	$131.0	$(6.8)	$(58.5)	$65.7
Other comprehensive income before reclassifications	(58.9)	—	(1.3)	(60.2)
Amounts reclassified from accumulated other comprehensive income	—	0.2	2.2	2.4
Net current period other comprehensive income (loss)	(58.9)	0.2	0.9	(57.8)
Balance at March 27, 2015	$72.1	$(6.6)	$(57.6)	$7.9
The following summarizes reclassifications out of accumulated other comprehensive income for the three and six months ended March 27, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended March 27, 2015	Six Months Ended March 27, 2015	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized gain on derivatives	$0.2	$0.3	Interest expense
Income tax provision	(0.1)	(0.1)	Income tax benefit
Net of income taxes	0.1	0.2

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.4	4.7	(1)
Prior service credit	(1.2)	(2.3)	(1)
Plan settlements	1.2	1.2	(1)
Total before tax	2.4	3.6
Income tax provision	(0.9)	(1.4)	Income tax benefit
Net of income taxes	1.5	2.2

Total reclassifications for the period	$1.6	$2.4

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

14.	Equity

Share Repurchases

On November 19, 2015, our Board of Directors authorized a $500.0 million share repurchase program (the “November 2015 Program”). The November 2015 Program commenced after the $300.0 million share repurchase program authorized by our Board of Directors on January 23, 2015 (the “January 2015 Program”) was completed in the first fiscal quarter of 2016. On March 16, 2016, our Board of Directors authorized an additional $350.0 million share repurchase program (the “March 2016 Program”) which will commence upon the completion of the November 2015 Program. These programs have no time limit or expiration date, and the Company currently expects to fully utilize each program.

	March 2016 Repurchase Program		November 2015 Repurchase Program		January 2015 Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$350.0		$500.0		$300.0
Repurchases:
Fiscal 2015	—	—	—	—	823,592	75.0
Fiscal 2016	—	—	4,127,777	275.0	3,199,279	225.0
Remaining amount available		$350.0		$225.0		$—

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
In connection with the sale of Mallinckrodt Baker in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of March 25, 2016 and September 25, 2015 was $15.5 million and $15.7 million, respectively, of which $12.8 million and $13.0 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at March 25, 2016 and September 25, 2015. As of March 25, 2016, the maximum future payments the Company could be required to make under these indemnification obligations were $71.0 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in other assets on the unaudited condensed consolidated balance sheets at March 25, 2016 and September 25, 2015.
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
The Company is required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating its ability to fund the decommissioning of its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though the Company does not intend to close this facility. The Company has provided this financial assurance in the form of a $57.2 million surety bond. As of March 25, 2016, the Company had various other letters of credit, guarantees and surety bonds totaling $35.0 million.
In April 2015, the Company terminated a letter of credit that guaranteed decommissioning costs associated with a former nuclear regulatory commission-licensed operation at its Saint Louis, Missouri plant and placed $21.1 million of restricted cash on deposit with a trustee. In February 2016, following completion of the decommissioning efforts, the trustee returned the cash on deposit and it was available for general use.
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
In September 2012, Questcor received a subpoena from the USAO for the Eastern District of Pennsylvania for information relating to its promotional practices related to Acthar. Questcor has also been informed by the USAO for the Eastern District of Pennsylvania that the USAO for the Southern District of New York and the SEC are participating in the investigation to review Questcor's promotional practices and related matters related to Acthar. On March 9, 2015, the Company received a "No Action" letter from the SEC regarding its review of the Company's promotional practices related to Acthar.
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
In March 2014, the USAO for the Eastern District of Pennsylvania requested the production of documents related to an investigation of the U.S. promotion of Therakos’ immunotherapy drug/device system UVADEX/UVAR XTS and UVADEX/CELLEX (collectively, the “Therakos System”), for indications not approved by the FDA, including treatment of patients with graft versus host disease (“GvHD”) and solid organ transplant patients, including pediatric patients. The investigation also includes Therakos’ efforts to secure FDA approval for additional uses of, and alleged quality issues relating to, UVADEX/UVAR. In August 2015, the USAO for the Eastern District of Pennsylvania sent Therakos a subsequent request for documents related to the investigation and has since made certain related requests. We are in the process of responding to those requests.
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
We have responded to or are in the process of responding to each of the subpoenas and the CIDs and we intend to cooperate fully in each such investigation.
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
Inomax Patents: Inter Partes Review ("IPR") Proceedings. In February 2015 and March 2015, the USPTO issued Notices of Filing Dates Accorded to Petitions for IPR petitions filed by Praxair Distribution, Inc. concerning ten patents covering Inomax. Patent Owner Preliminary responses for all of the IPR petitions were filed in May 2015 and June 2015. In July 2015 the USPTO Patent Trial and Appeal Board ("PTAB") issued rulings denying the institution of four of the five IPR petitions challenging the five patents expiring in 2029.  The PTAB also issued a ruling in July 2015 that instituted the IPR proceeding in the fifth of this group of patents and the PTAB is statutorily required to complete the IPR process on that patent within one year.  In September 2015 the USPTO PTAB issued rulings that instituted the IPR proceedings in each of the second set of five patents that expire in 2031 and the PTAB is statutorily required to complete the IPR process on these five patents within one year. In March 2016, Praxair Distribution, Inc. submitted additional IPR petitions for the five patents expiring in 2029. Patent Owner Preliminary responses are due in June 2016 for these five additional IPR petitions.
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
The Company intends to vigorously enforce its intellectual property rights relating to Inomax in both the IPR and Praxair litigation proceedings to prevent the marketing of infringing generic products prior to the expiration of the patents covering Inomax. An adverse outcome in either the IPRs or the Praxair litigation ultimately could result in the launch of a generic version of Inomax before the expiration of the last of the listed patents on January 6, 2031 (July 6, 2031 including pediatric exclusivity), which could adversely affect the Company's ability to successfully maximize the value of Inomax and have an adverse effect on its financial condition, results of operations and cash flows.

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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of March 25, 2016, it was probable that it would incur remedial costs in the range of $39.0 million to $120.0 million. The Company also concluded that, as of March 25, 2016, the best estimate within this range was $75.3 million, of which $2.8 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at March 25, 2016. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
In April 2014, the EPA issued its revised FFS, with remedial alternatives to address cleanup of the lower 8-mile stretch of the River, which also included a "no action" option. The EPA estimated the cost for the remediation alternatives ranged from $365.0 million to $3.2 billion. The EPA's preferred approach would involve bank-to-bank dredging of the lower 8-mile stretch of the River and installing an engineered cap at a discounted, estimated cost of $1.7 billion. Based on the issuance of the EPA's revised FFS, the Company recorded a $23.1 million accrual in the second quarter of fiscal 2014 representing the Company's estimate of its allocable share of the joint and several remediation liability resulting from this matter.
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

On March 4, 2016, the EPA issued the Record of Decision ("ROD") for the lower 8 miles of the River. The EPA's selected remedy for this stretch of the River is a slight modification of the preferred approach it identified in the revised FFS issued in April 2014. The new discounted, estimated cost is $1.38 billion. By letter dated March 31, 2016, EPA notified the Company, and approximately 98 other parties, of the Company’s potential liability for the lower 8 miles of the River. The letter also announced the EPA's intent to seek to determine whether one company, Occidental Chemicals Corporation ("OCC"), will voluntarily enter into an agreement to perform the remedial design for the remedy selected in the ROD. The letter states that, after execution of such an agreement, EPA plans to begin negotiation of an agreement under which OCC and the other major PRPs would implement and/or pay for the EPA’s selected remedy for the lower 8 miles of the River. Finally, the letter announced EPA's intent to provide a separate notice to unspecified parties of the opportunity to discuss a cash out settlement for the lower 8 miles of the River at a later date.
Despite the issuance of the revised FFS and ROD by the EPA, and the RI/FS by the CPG, there are many uncertainties associated with the final agreed-upon remediation and the Company's allocable share of the remediation. As of November 20, 2015, the Company withdrew from the CPG, but remains liable for its obligations under the two above-referenced AOCs, as well as potential future liabilities. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as events in the remediation process occur.

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is also named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 25, 2016, there were approximately 13,000 asbestos-related cases pending against the Company.
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

Balance at September 25, 2015	$36.9
Accretion expense	1.1
Currency translation	—
Balance at March 25, 2016	$38.0
The Company believes, given the information currently available, that any potential payment of such estimated amounts will not have a material adverse effect on its financial condition, results of operations and cash flows.

Industrial Revenue Bonds
Through March 25, 2016, the Company exchanged title to $88.0 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under capital leases expiring through December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten-year property tax abatement from the date the property is placed in service. Due to the right of offset, the capital lease obligation and IRB asset are recorded net in the consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.

Interest Bearing Deferred Tax Obligation
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar intangible assets during the three months ended December 26, 2014. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453 the gain is considered taxable in the period in which installment payments are received. During the three months ended December 25, 2015, the Company entered into similar transactions with certain intangible assets acquired in the Ikaria Acquisition and Therakos Acquisition. As of March 25, 2016, the Company had an aggregate $2,206.6 million of interest bearing U.S. deferred tax liabilities associated with outstanding installment notes. The U.S. Internal Revenue Service ("IRS") charges interest based on the deferred tax liability outstanding as of the end of a company's fiscal year, regardless of amounts outstanding during the fiscal year. The Company recognized interest expense associated with the Section 453 deferred tax liabilities of $19.1 million and $11.4 million for the three months ended March 25, 2016 and March 27, 2015, respectively, and $37.8 million and $14.2 million for the six months ended March 25, 2016, and March 27, 2015, respectively.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	March 25, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$34.2	$24.4	$9.8	$—
Foreign exchange forward and option contracts	1.9	1.9	—	—
	$36.1	$26.3	$9.8	$—

Liabilities:
Deferred compensation liabilities	$22.1	$—	$22.1	$—
Contingent consideration and acquired contingent liabilities	204.2	—	—	204.2
	$226.3	$—	$22.1	$204.2

	September 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$34.6	$24.2	$10.4	$—
	$34.6	$24.2	$10.4	$—

Liabilities:
Deferred compensation liabilities	$20.0	$—	$20.0	$—
Contingent consideration and acquired contingent liabilities	174.6	—	—	174.6
Foreign exchange forward and option contracts	3.3	3.3	—	—
	$197.9	$3.3	$20.0	$174.6

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
Contingent consideration and acquired contingent liabilities. The Company maintains various contingent consideration and acquired contingent liabilities associated with the acquisitions of Questcor and CNS Therapeutics. The acquired contingent liabilities associated with Questcor pertain to Questcor's acquisition of Synacthen and Synacthen Depot (collectively "Synacthen") from Novartis AG and Novartis Pharma AG (collectively "Novartis") and Questcor's acquisition of BioVectra. The contingent consideration is associated with the CNS Therapeutics acquisition.
During the six months ended March 25, 2016, the Company paid the remaining obligation of $40.0 million CAD to the former owners of BioVectra to reach the maximum cumulative payment of $50.0 million CAD. At March 25, 2016, there are no further contingent liabilities associated with BioVectra.
During the six months ended March 25, 2016, the Company reduced the probability-weighted present value associated with the achievement of the CNS Therapeutics contingent consideration, due to delays in the anticipated timing of FDA approval of a certain concentration of Gablofen, and recorded a reversal of the contingent consideration liability of $6.3 million within selling, general and administrative expenses.
At March 25, 2016, the fair value of the Synacthen acquired contingent liability and the CNS Therapeutics contingent consideration was $140.7 million and $0.9 million, respectively.
As part of the Hemostasis Acquisition, the Company provided contingent consideration to The Medicines Company in the form of sales based milestones associated with Raplixa and PreveLeak, and acquired contingent liabilities associated with The Medicines Company's prior acquisitions of the aforementioned products. For the purposes of determining the purchase price of the Hemostasis Acquisition, the Company determined the fair value of the contingent consideration and acquired contingent liabilities based on an option pricing model to be $52.0 million and $10.6 million, respectively, at March 25, 2016.

The following table provides a summary of the changes in the Company's contingent consideration and acquired contingent liabilities:

Balance at September 25, 2015	$174.6
Acquisition date fair value of contingent consideration	52.0
Acquisition date fair value of acquired contingent consideration	10.6
Payments	(30.0)
Accretion expense	3.3
Fair value adjustment	(6.3)
Balance at March 25, 2016	$204.2

Financial Instruments Not Measured at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $45.2 million and $66.3 million as of March 25, 2016 and September 25, 2015, respectively (level 1), which was included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets. The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $68.1 million and $67.7 million at March 25, 2016 and September 25, 2015, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
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

	March 25, 2016		September 25, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate receivable securitization	$215.0	$215.0	$153.0	$153.0
3.50% notes due April 2018	300.0	286.4	300.0	294.3
4.875% notes due April 2020	700.0	654.3	700.0	684.1
Term loans due March 2021	1,968.5	1,914.6	1,978.5	1,966.5
4.00% term loan due February 2022	6.4	6.4	7.9	7.9
9.50% debentures due May 2022	10.4	11.4	10.4	13.0
5.75% notes due August 2022	884.0	812.9	900.0	876.1
8.00% debentures due March 2023	4.4	4.6	4.4	5.3
4.75% notes due April 2023	600.0	499.2	600.0	539.6
5.625% notes due October 2023	740.0	671.3	750.0	705.2
5.50% notes due April 2025	700.0	621.4	700.0	646.0
Revolving credit facility	400.0	400.0	500.0	500.0

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

The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
CuraScript, Inc.	30%	28%	31%	31%
McKesson Corporation	12%	21%	13%	19%
Cardinal Health, Inc.	10%	14%	9%	14%

The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	March 25, 2016	September 25, 2015
McKesson Corporation	25%	24%
CuraScript, Inc.	13%	16%
Cardinal Health, Inc.	13%	13%
Amerisource Bergen Corporation	11%	12%

The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Acthar	27%	28%	29%	31%
Inomax	13%	—%	12%	—%
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
Prior year amounts have been recast to conform to current presentation.
The three reportable segments are further described below:

•	Specialty Brands produces and markets branded pharmaceutical and biopharmaceutical products and therapies;

•	Specialty Generics produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Nuclear Imaging manufactures and markets radiopharmaceuticals (nuclear medicine).

Selected information by business segment was as follows:

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net sales:
Specialty Brands	$535.0	$334.3	$1,078.2	$707.9
Specialty Generics	264.4	362.8	522.0	647.0
Nuclear Imaging	102.2	109.5	205.8	211.4
Net sales of operating segments	901.6	806.6	1,806.0	1,566.3
Other (1)	16.4	12.4	26.8	20.9
Net sales	$918.0	$819.0	$1,832.8	$1,587.2
Operating income:
Specialty Brands	$263.1	$97.4	$535.1	$245.6
Specialty Generics	101.6	203.7	219.8	344.2
Nuclear Imaging	31.1	18.8	46.1	23.6
Segment operating income	395.8	319.9	801.0	613.4
Unallocated amounts:
Corporate and allocated expenses (2)	(29.1)	(99.5)	(75.1)	(139.3)
Intangible asset amortization	(175.0)	(122.9)	(348.4)	(247.7)
Restructuring and related charges, net (3)	(10.4)	(3.6)	(16.8)	(10.9)
Non-restructuring impairment charges	(16.9)	—	(16.9)	—
Operating income	$164.4	$93.9	$343.8	$215.5

(1)	Represents historical CMDS-related intercompany transactions that represent Mallinckrodt continuing operations under an ongoing supply agreement with the acquirer of the CMDS business.

(2)	Includes administration expenses and certain compensation, environmental and other costs not charged to the Company's operating segments.

(3)	Includes restructuring-related accelerated depreciation.

Net sales by product family within the Company's segments are as follows:

	Three Months Ended		Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Acthar	$248.4	$228.0	$535.1	$494.4
Inomax	115.5	—	226.3	—
Ofirmev	71.1	68.1	138.0	139.5
Therakos immunotherapy	50.2	—	100.6	—
Hemostasis products	11.4	—	11.4	—
Other	38.4	38.2	66.8	74.0
Specialty Brands	535.0	334.3	1,078.2	707.9

Hydrocodone (API) and hydrocodone-containing tablets	40.8	66.6	77.5	100.6
Oxycodone (API) and oxycodone-containing tablets	37.9	48.6	66.8	95.6
Methylphenidate ER	24.6	34.0	55.8	82.6
Other controlled substances	121.9	145.4	231.6	257.3
Other	39.2	68.2	90.3	110.9
Specialty Generics	264.4	362.8	522.0	647.0

Nuclear Imaging	102.2	109.5	205.8	211.4

Other (1)	16.4	12.4	26.8	20.9
Net sales	$918.0	$819.0	$1,832.8	$1,587.2

(1)	Represents historical CMDS-related intercompany transactions that represent Mallinckrodt continuing operations under an ongoing supply agreement with the acquirer of the CMDS business.

19.	Condensed Consolidating Financial Statements
Mallinckrodt International Finance, S.A. ("MIFSA"), an indirectly 100%-owned subsidiary of Mallinckrodt plc, is the borrower under the 3.50% notes due April 2018 and the 4.75% notes due April 2023 (collectively, "the Notes"), which are fully and unconditionally guaranteed by Mallinckrodt plc. The following information provides the composition of the Company's comprehensive income, assets, liabilities, equity and cash flows by relevant group within the Company: Mallinckrodt plc as guarantor of the Notes, MIFSA as issuer of the Notes and the other subsidiaries. There are no subsidiary guarantees related to the Notes.
Set forth below are the unaudited condensed consolidating financial statements for the three and six months ended March 25, 2016 and March 27, 2015, and as of March 25, 2016 and September 25, 2015. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and other subsidiaries. Unaudited condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 25, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.1	$137.9	$203.4	$—	$341.4
Accounts receivable, net	—	—	503.5	—	503.5
Inventories	—	—	377.1	—	377.1
Deferred income taxes	—	—	116.3	—	116.3
Prepaid expenses and other current assets	0.8	0.3	204.5	—	205.6
Current assets held for sale	—	—	1.0	—	1.0
Intercompany receivables	38.9	4.4	10,729.7	(10,773.0)	—
Total current assets	39.8	142.6	12,135.5	(10,773.0)	1,544.9
Property, plant and equipment, net	—	—	999.4	—	999.4
Goodwill	—	—	3,645.3	—	3,645.3
Intangible assets, net	—	—	9,425.3	—	9,425.3
Investment in subsidiaries	15,133.9	19,316.0	10,507.3	(44,957.2)	—
Intercompany loans receivable	22.0	—	1,989.0	(2,011.0)	—
Other assets	—	—	288.7	—	288.7
Total Assets	$15,195.7	$19,458.6	$38,990.5	$(57,741.2)	$15,903.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$19.6	$2.0	$—	$21.6
Accounts payable	—	0.3	117.7	—	118.0
Accrued payroll and payroll-related costs	—	—	99.6	—	99.6
Accrued interest	—	97.8	0.5	—	98.3
Accrued and other current liabilities	1.4	8.9	539.2	—	549.5
Current liabilities held for sale	—	—	5.1	—	5.1
Intercompany payables	10,096.4	633.3	43.3	(10,773.0)	—
Total current liabilities	10,097.8	759.9	807.4	(10,773.0)	892.1
Long-term debt	—	6,173.5	236.1	—	6,409.6
Pension and postretirement benefits	—	—	132.7	—	132.7
Environmental liabilities	—	—	72.5	—	72.5
Deferred income taxes	—	—	2,872.2	—	2,872.2
Other income tax liabilities	—	—	118.3	—	118.3
Intercompany loans payable	—	2,011.0	—	(2,011.0)	—
Other liabilities	—	6.9	301.4	—	308.3
Total Liabilities	10,097.8	8,951.3	4,540.6	(12,784.0)	10,805.7
Shareholders' Equity	5,097.9	10,507.3	34,449.9	(44,957.2)	5,097.9
Total Liabilities and Shareholders' Equity	$15,195.7	$19,458.6	$38,990.5	$(57,741.2)	$15,903.6

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

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 25, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$918.0	$—	$918.0
Cost of sales	—	—	438.4	—	438.4
Gross profit	—	—	479.6	—	479.6
Selling, general and administrative expenses	13.9	0.2	217.1	—	231.2
Research and development expenses	—	—	58.6	—	58.6
Restructuring charges, net	—	—	8.7	—	8.7
Non-restructuring impairment charges	—	—	16.9	—	16.9
Gains on divestiture and license	—	—	(0.2)	—	(0.2)
Operating (loss) income	(13.9)	(0.2)	178.5	—	164.4

Interest expense	(69.9)	(81.5)	(21.7)	75.9	(97.2)
Interest income	—	0.2	75.9	(75.9)	0.2
Other income (expense), net	12.3	(0.1)	(12.9)	—	(0.7)
Intercompany fees	(2.8)	0.1	2.7	—	—
Equity in net income of subsidiaries	192.5	332.0	252.8	(777.3)	—
Income from continuing operations before income taxes	118.2	250.5	475.3	(777.3)	66.7
Income tax benefit	(0.1)	(3.8)	(49.7)	—	(53.6)
Income from continuing operations	118.3	254.3	525.0	(777.3)	120.3
Income (loss) from discontinued operations, net of income taxes	—	(1.5)	(0.5)	—	(2.0)
Net income	118.3	252.8	524.5	(777.3)	118.3
Other comprehensive loss, net of tax	0.2	0.2	0.2	(0.4)	0.2
Comprehensive income	$118.5	$253.0	$524.7	$(777.7)	$118.5

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 27, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$819.0	$—	$819.0
Cost of sales	—	—	356.1	—	356.1
Gross profit	—	—	462.9	—	462.9
Selling, general and administrative expenses	31.7	0.1	276.6	—	308.4
Research and development expenses	—	—	58.0	—	58.0
Restructuring charges, net	0.9	—	2.6	—	3.5
Gains on divestiture and license	—	—	(0.9)	—	(0.9)
Operating (loss) income	(32.6)	(0.1)	126.6	—	93.9

Interest expense	—	(49.0)	(8.4)	—	(57.4)
Interest income	—	—	0.4	—	0.4
Other income (expense), net	138.9	—	(134.7)	—	4.2
Intercompany fees	(3.1)	—	3.1	—	—
Equity in net income of subsidiaries	(4.4)	44.7	(4.4)	(35.9)	—
Income (loss) from continuing operations before income taxes	98.8	(4.4)	(17.4)	(35.9)	41.1
Income tax benefit	—	—	(34.1)	—	(34.1)
Income (loss) from continuing operations	98.8	(4.4)	16.7	(35.9)	75.2
Income from discontinued operations, net of income taxes	—	—	23.6	—	23.6
Net income (loss)	98.8	(4.4)	40.3	(35.9)	98.8
Other comprehensive loss, net of tax	(36.5)	(36.5)	(73.1)	109.6	(36.5)
Comprehensive income (loss)	$62.3	$(40.9)	$(32.8)	$73.7	$62.3

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended March 25, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,832.8	$—	$1,832.8
Cost of sales	—	—	861.5	—	861.5
Gross profit	—	—	971.3	—	971.3
Selling, general and administrative expenses	24.3	0.5	448.9	—	473.7
Research and development expenses	—	—	122.2	—	122.2
Restructuring charges, net	—	—	15.0	—	15.0
Non-restructuring impairment charges	—	—	16.9	—	16.9
Gains on divestiture and license	—	—	(0.3)	—	(0.3)
Operating (loss) income	(24.3)	(0.5)	368.6	—	343.8

Interest expense	(137.9)	(163.4)	(42.7)	149.0	(195.0)
Interest income	—	0.2	149.2	(149.0)	0.4
Other income (expense), net	80.0	1.6	(80.3)	—	1.3
Intercompany fees	(6.0)	—	6.0	—	—
Equity in net income of subsidiaries	403.5	644.0	524.5	(1,572.0)	—
Income from continuing operations before income taxes	315.3	481.9	925.3	(1,572.0)	150.5
Income tax benefit	(14.1)	(3.8)	(67.8)	—	(85.7)
Income from continuing operations	329.4	485.7	993.1	(1,572.0)	236.2
Income from discontinued operations, net of income taxes	—	38.8	54.4	—	93.2
Net income	329.4	524.5	1,047.5	(1,572.0)	329.4
Other comprehensive loss, net of tax	(66.0)	(66.0)	(132.3)	198.3	(66.0)
Comprehensive income	$263.4	$458.5	$915.2	$(1,373.7)	$263.4

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended March 27, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,587.2	$—	$1,587.2
Cost of sales	—	—	719.5	—	719.5
Gross profit	—	—	867.7	—	867.7
Selling, general and administrative expenses	62.4	0.2	469.9	—	532.5
Research and development expenses	—	—	110.7	—	110.7
Restructuring charges, net	7.7	—	3.0	—	10.7
Gains on divestiture and license	—	—	(1.7)	—	(1.7)
Operating (loss) income	(70.1)	(0.2)	285.8	—	215.5

Interest expense	—	(97.7)	(8.5)	—	(106.2)
Interest income	—	—	0.5	—	0.5
Other income (expense), net	142.4	—	(134.0)	—	8.4
Intercompany fees	(5.0)	—	5.0	—	—
Equity in net income of subsidiaries	124.2	222.1	124.2	(470.5)	—
Income from continuing operations before income taxes	191.5	124.2	273.0	(470.5)	118.2
Income tax benefit	—	—	(44.4)	—	(44.4)
Income from continuing operations	191.5	124.2	317.4	(470.5)	162.6
Income from discontinued operations, net of income taxes	—	—	28.9	—	28.9
Net income	191.5	124.2	346.3	(470.5)	191.5
Other comprehensive loss, net of tax	(57.8)	(57.8)	(115.8)	173.6	(57.8)
Comprehensive income	$133.7	$66.4	$230.5	$(296.9)	$133.7

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended March 25, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by operating activities	$42.9	$77.9	$419.3	$—	$540.1
Cash Flows From Investing Activities:
Capital expenditures	—	—	(91.4)	—	(91.4)
Acquisitions and intangibles, net of cash acquired	—	—	(170.1)	—	(170.1)
Proceeds from disposal of discontinued operations, net of cash	—	234.0	35.8	—	269.8
Intercompany loan investment, net	—	(16.0)	(436.4)	452.4	—
Investment in subsidiary	—	(176.2)	—	176.2	—
Restricted cash	—	—	21.1	—	21.1
Other	—	—	4.6	—	4.6
Net cash provided by (used in) investing activities	—	41.8	(636.4)	628.6	34.0
Cash Flows From Financing Activities:
Issuance of external debt	—	—	78.4	—	78.4
Repayment of external debt and capital leases	—	(133.9)	(17.6)	—	(151.5)
Debt financing costs	—	—	(0.1)	—	(0.1)
Proceeds from exercise of share options	6.3	—	—	—	6.3
Repurchase of shares	(501.6)	—	—	—	(501.6)
Intercompany loan borrowings, net	452.4	—	—	(452.4)	—
Capital contribution	—	—	176.2	(176.2)	—
Other	—	—	(30.0)	—	(30.0)
Net cash (used in) provided by financing activities	(42.9)	(133.9)	206.9	(628.6)	(598.5)
Effect of currency rate changes on cash	—	—	(0.1)	—	(0.1)
Net increase in cash and cash equivalents	—	(14.2)	(10.3)	—	(24.5)
Cash and cash equivalents at beginning of period	0.1	152.1	213.7	—	365.9
Cash and cash equivalents at end of period	$0.1	$137.9	$203.4	$—	$341.4

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended March 27, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$120.7	$(78.3)	$323.1	$—	$365.5
Cash Flows From Investing Activities:
Capital expenditures	—	—	(55.1)	—	(55.1)
Intercompany loan investment, net	(127.3)	—	(335.6)	462.9	—
Investment in subsidiary	—	(124.9)	—	124.9	—
Restricted cash	—	—	0.4	—	0.4
Other	—	—	1.7	—	1.7
Net cash used in investing activities	(127.3)	(124.9)	(388.6)	587.8	(53.0)
Cash Flows From Financing Activities:
Issuance of external debt	—	—	80.0	—	80.0
Repayment of external debt and capital leases	—	(8.2)	(55.3)	—	(63.5)
Debt financing costs	—	—	(0.4)	—	(0.4)
Excess tax benefit from share-based compensation	—	—	20.2	—	20.2
Proceeds from exercise of share options	20.6	—	—	—	20.6
Repurchase of shares	(12.3)	—	—	—	(12.3)
Intercompany loan borrowings, net	—	462.9	—	(462.9)	—
Capital contribution	—	—	124.9	(124.9)	—
Other	—	—	(4.0)	—	(4.0)
Net cash provided by financing activities	8.3	454.7	165.4	(587.8)	40.6
Effect of currency rate changes on cash	—	—	(7.4)	—	(7.4)
Net increase in cash and cash equivalents	1.7	251.5	92.5	—	345.7
Cash and cash equivalents at beginning of period	0.3	18.5	689.0	—	707.8
Cash and cash equivalents at end of period	$2.0	$270.0	$781.5	$—	$1,053.5

20.	Subsequent Events
Pension Plan Termination
On March 31, 2016, the Company terminated six of its previously frozen U.S. pension plans. The Company is evaluating alternatives to settle the outstanding obligations of these pension plans, and expects final settlement to occur during fiscal 2017, subject to customary regulatory approvals. The Company's ultimate settlement obligation will depend upon the nature of participant settlements and the prevailing market conditions.

Income Taxes
On April 1, 2016, the Company realized a tax benefit of approximately $27.7 million resulting from a U.K. tax credit on a dividend between affiliates.

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

Overview
We are a global business that develops, manufactures, markets and distributes branded and generic specialty pharmaceutical and biopharmaceutical products and therapies and nuclear medicine products. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology and pulmonology); immunotherapy and neonatal critical care respiratory therapies; hemostasis products; and central nervous system drugs. We also support the diagnosis of disease with nuclear medicine products.
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
Beginning in the first quarter of fiscal year 2016, we revised the presentation of certain medical affairs costs to better align with industry practice, which were previously included in selling, general and administrative ("SG&A") expenses and are now included in research and development ("R&D") expenses. As a result, $12.3 million and $23.5 million of expenses previously included in SG&A for the three and six months ended March 27, 2015, respectively, have been classified as R&D expenses to conform to this change. No other financial statement line items were impacted by this change in classification.
For further information on our business and products, refer to our Annual Report on Form 10-K for the year ended September 25, 2015, filed with the SEC on November 24, 2015.

Significant Events
Acquisitions
On February 1, 2016, we acquired three commercial stage topical hemostasis drugs from The Medicines Company ("the Hemostasis Acquisition") - RECOTHROM® Thrombin topical (Recombinant), PreveLeakTM Surgical Sealant, and RAPLIXATM (Fibrin Sealant (Human)) - for upfront consideration of $174.1 million, inclusive of existing inventory, and contingent milestone payments that could result in up to $395.0 million of additional consideration. The acquisition was funded with cash on hand.
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

On April 16, 2015, we acquired Ikaria, Inc. ("Ikaria") through acquisition of all outstanding common stock of Compound Holdings II, Inc., the parent holding company of Ikaria, in a transaction valued at approximately $2.3 billion, net of cash acquired ("the Ikaria Acquisition"). Consideration for the transaction consisted of approximately $1.2 billion in cash paid to Compound Holdings II, Inc. shareholders and the assumption of approximately $1.1 billion of Ikaria third-party debt, which was repaid in conjunction with the Ikaria Acquisition. The acquisition and immediate repayment of debt was funded through the issuance of $1.4 billion aggregate principal amount of senior unsecured notes, a $240.0 million borrowing under a revolving credit facility, and cash on hand. Ikaria's primary product is INOMAX® (nitric oxide) gas for inhalation ("Inomax"), a vital treatment option in neonatal critical care.

Contrast Media and Delivery Systems Sale
On November 27, 2015, we completed the sale of our CMDS business to Guerbet S.A. ("Guerbet") for cash consideration of approximately $270.0 million, subject to net working capital adjustments. The financial results for the CMDS business are presented as discontinued operations and prior year results have been recast to reflect this presentation. During the three months ended March 25, 2016, we recognized a loss from discontinued operations associated with the CMDS business, net of tax, of $1.7 million, which included a gain on disposal of $0.3 million. During the six months ended March 25, 2016, we recognized income from discontinued operations of $93.1 million, which included a gain on disposal of $97.3 million. During the three and six months ended March 27, 2015, we recognized income from discontinued operations associated with the CMDS business, net of tax, of $1.3 million and $6.0 million, respectively.

Business Factors Influencing the Results of Operations
Products
As a result of the fiscal 2016 and 2015 acquisitions, we obtained the sales and marketing rights to Inomax on April 16, 2015, Therakos on September 25, 2015, and three commercial stage topical hemostasis products on February 1, 2016. The addition of these products to our Specialty Brands portfolio contributed to the net sales and operating income within this segment. The aggregate net sales of these acquired products were $177.1 million and $338.3 million, respectively, during the three and six months ended March 25, 2016. Our cost of sales for the three and six months ended March 25, 2016 included $2.1 million and $18.3 million, respectively, of expense recognition associated with the fair value adjustments of acquired inventory. We recognized aggregate amortization expense, primarily within cost of sales, associated with intangibles recognized from the Ikaria Acquisition, Therakos Acquisition and Hemostasis Acquisition of $50.7 million and $101.3 million, respectively, during the three and six months ended March 25, 2016. Cost of sales for the three and six months ended March 27, 2015 included $4.4 million and $35.2 million, respectively, of expense recognition associated with the fair value adjustments of inventory.
In November 2014, we were informed by the U.S. Food and Drug Administration ("FDA") that it believes that our Methylphenidate ER products may not be therapeutically equivalent to the category reference listed drug and the FDA reclassified Methylphenidate ER from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX). The FDA has indicated that it has not identified any serious safety concerns with the products. We continue to market our Methylphenidate ER products as a class BX-rated drug. The FDA's action to reclassify our Methylphenidate ER products had, and is expected to continue to have, a negative impact on net sales and operating income unless the FDA reverses its decision. Net sales of our Methylphenidate ER products during the three and six months ended March 25, 2016 were $24.6 million and $55.8 million compared with $34.0 million and $82.6 million during the three and six months ended March 27, 2015, respectively.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies. During fiscal 2013, our board of directors approved a restructuring program in the amount of $100.0 million to $125.0 million ("the 2013 Mallinckrodt Program") that was planned to occur over a three-year period from the approval of the program, with an anticipated two-year cost recovery period. Through March 25, 2016, we incurred restructuring charges of $111.1 million under the 2013 Mallinckrodt Program, which are primarily expected to generate savings within our SG&A expenses. In addition to the 2013 Mallinckrodt Program, we have taken restructuring actions to generate synergies from our acquisitions.

Research and Development Investment
We expect to continue to pursue targeted investments in R&D activities, both for existing products and the development of new portfolio assets. We intend to focus our R&D investments in the specialty pharmaceuticals and biopharmaceuticals areas, specifically investments to support our Specialty Brands, where we believe there is the greatest opportunity for growth and profitability. Our

Specialty Brands include medicines for pain management, acute and critical care, and autoimmune and rare diseases (“ARD”). Our primary focus for the latter includes the therapeutic areas of neurology, rheumatology, nephrology and pulmonology.
Specialty Brands. We devote significant R&D resources for our branded products. Our R&D investments center on building a diverse, durable portfolio of innovative therapies that provide value to patients, physicians and payers. We are leveraging both organic development and acquiring late-stage development assets through the execution of our “acquire to invest” strategy to facilitate organic growth. Under this strategy, we acquire highly durable, but currently under-resourced assets for which we believe we can accelerate growth and expand reach to patients with substantial unmet medical needs. Data generation is an important strategic driver for key products in order to extend evidence in approved uses, label enhancements and new indications. Our strategy is realized through investments in both clinical and health economic activities. We are committed to supporting research that helps advance the understanding and treatment of a variety of different disease states that will further the understanding and development of our currently marketed products, including Acthar®, Ofirmev®, Inomax, and Therakos immunotherapy and are progressing development of terlipressin in the U.S.
Specialty Generics. Specialty Generics development is focused on controlled substances and hard to manufacture pharmaceuticals with difficult-to-replicate pharmacokinetic profiles. As of March 25, 2016, we had several Abbreviated New Drug Applications ("ANDAs") on file with the FDA.
Nuclear Imaging. Our R&D efforts in our Nuclear Imaging segment are focused on driving efficiency and regulatory compliance.

Results of Operations
Three Months Ended March 25, 2016 Compared with Three Months Ended March 27, 2015

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
U.S.	$812.0	$718.3	13.0%
Europe, Middle East and Africa	85.3	61.2	39.4
Other	20.7	39.5	(47.6)
Net sales	$918.0	$819.0	12.1

Net sales for the three months ended March 25, 2016 increased $99.0 million, or 12.1%, to $918.0 million, compared with $819.0 million for the three months ended March 27, 2015. This increase was primarily driven by the inclusion of net sales of Inomax and Therakos immunotherapy within the Specialty Brands segment. The increases were partially offset by decreased net sales of hydrocodone-related products, other controlled substances and other generics within the Specialty Generics segment and decreased Nuclear Imaging net sales. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended March 25, 2016 increased $16.7 million, or 3.6%, to $479.6 million, compared with $462.9 million for the three months ended March 27, 2015. The increase in gross profit primarily resulted from increased net sales from the inclusion of Inomax and Therakos immunotherapy. These increases were partially offset by a $51.3 million increase in amortization, primarily associated with Inomax and Therakos immunotherapy, and an $89.2 million decrease in gross profit from the Specialty Generics segment. During the three months ended March 25, 2016 and March 27, 2015, gross profit included $2.1 million and $4.4 million, respectively, of expense associated with fair value adjustments of acquired inventory. Gross profit margin was 52.2% for the three months ended March 25, 2016, compared with 56.5% for the three months ended March 27, 2015.
Selling, general and administrative expenses. SG&A expenses for the three months ended March 25, 2016 were $231.2 million, compared with $308.4 million for the three months ended March 27, 2015, a decrease of $77.2 million, or 25.0%. The decrease was primarily attributable to fiscal 2015 charges of $38.0 million associated with the settlement of Questcor Pharmaceuticals, Inc. ("Questcor") related litigation, $21.6 million of share-based compensation associated with Questcor equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition, that subsequently vested in

September 2015, and a $13.3 million environmental charge. The remaining change resulted from the addition of $22.4 million of SG&A expenses associated with the Ikaria and Therakos acquisitions substantially offset by benefits from restructuring actions and a $6.3 million benefit from a change in the fair value of a contingent consideration liability. SG&A expenses were 25.2% of net sales for the three months ended March 25, 2016 and 37.7% of net sales for the three months ended March 27, 2015.
Research and development expenses. R&D expenses increased $0.6 million, or 1.0%, to $58.6 million for the three months ended March 25, 2016, compared with $58.0 million for the three months ended March 27, 2015, after the aforementioned reclassification. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of net sales, R&D expenses were 6.4% and 7.1% for the three months ended March 25, 2016 and March 27, 2015, respectively.
Restructuring charges, net. During the three months ended March 25, 2016, we recorded $10.4 million of restructuring and related charges, net, including $1.7 million of accelerated depreciation in SG&A and cost of sales, primarily related to employee severance and benefits across our operating segments and corporate functions. During the three months ended March 27, 2015, we recorded restructuring and related charges, net, of $3.6 million, including $0.1 million of accelerated depreciation in cost of sales, primarily related to employee severance and benefits within the Specialty Generics segment.
Non-restructuring impairment charges. Non-restructuring impairment charges were $16.9 million for the three months ended March 25, 2016. The impairments related to in-process research and development intangible assets related to the CNS Therapeutics acquisition in fiscal 2013. The impairments resulted from delays in anticipated FDA approval, higher than expected development costs and lower than previously anticipated commercial opportunities.

Non-Operating Items
Interest expense and interest income. During the three months ended March 25, 2016 and March 27, 2015, net interest expense was $97.0 million and $57.0 million, respectively. The increase in net interest expense was primarily related to the issuance of approximately $1.4 billion of debt associated with the Ikaria Acquisition, approximately $1.3 billion of debt associated with the Therakos Acquisition and a $7.7 million increase in interest accrued on deferred tax liabilities associated with outstanding installment notes. Interest expense during the three months ended March 25, 2016 and March 27, 2015 included $6.9 million and $5.5 million, respectively, of non-cash interest expense.
Other income (expense), net. During the three months ended March 25, 2016, we recorded other expense, net, of $0.7 million and during the three months ended March 27, 2015, we recorded other income, net, of $4.2 million, both of which represented miscellaneous items, including gains and losses on intercompany financing foreign currency transactions and related hedging instruments.
Income tax expense (benefit). Income tax benefit was $53.6 million on income from continuing operations before income taxes of $66.7 million for the three months ended March 25, 2016 and income tax benefit was $34.1 million benefit on income from continuing operations before income taxes of $41.1 million for the three months ended March 27, 2015. The effective tax rate for the three months ended March 25, 2016, as compared with the three months ended March 27, 2015 increased by 2.6 percentage points. Included within this net increase was a 17.1 percentage point increase attributable to diminutive income from continuing operations before taxes for the three months ended March 27, 2015, partially offset by a 14.5 percentage point decrease predominately due to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of the 14.5 percentage point decrease to the tax rate, 9.5 percentage points can be attributed to the change in operating income and 5.0 percentage points related to changes in acquisition financing and amortization, as well as other non-acquisition related items.
It is reasonably possible that within the next twelve months, as a result of the resolution of various domestic and international examinations, appeals and litigation, additions related to prior period tax positions and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $37.6 million and the amount of related interest and penalties will decrease by up to $29.6 million.
Income (loss) from discontinued operations, net of income taxes. We recorded a loss from discontinued operations of $2.0 million during the three months ended March 25, 2016 and income from discontinued operations of $23.6 million during the three months ended March 27, 2015. The income for the three months ended March 27, 2015 primarily related to the expiration of a $22.5 million tax indemnification obligation associated with a business that was originally disposed of in fiscal 1997. The remaining amounts in both periods primarily related to the results of operations for the CMDS business.

Six Months Ended March 25, 2016 Compared with Six Months Ended March 27, 2015

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Six Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
U.S.	$1,621.2	$1,395.5	16.2%
Europe, Middle East and Africa	166.4	118.9	39.9
Other	45.2	72.8	(37.9)
Net sales	$1,832.8	$1,587.2	15.5

Net sales for the six months ended March 25, 2016 increased $245.6 million, or 15.5%, to $1,832.8 million, compared with $1,587.2 million for the six months ended March 27, 2015. This increase was primarily driven by the inclusion of net sales of Inomax and Therakos immunotherapy within the Specialty Brands segment. The increases were partially offset by decreased net sales of oxycodone-related products, Methylphenidate ER and hydrocodone-related products within the Specialty Generics segment and decreased Nuclear Imaging net sales. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the six months ended March 25, 2016 increased $103.6 million, or 11.9%, to $971.3 million, compared with $867.7 million for the six months ended March 27, 2015. The increase in gross profit primarily resulted from increased net sales from the inclusion of Inomax and Therakos immunotherapy. These increases were partially offset by a $99.5 million increase in amortization, primarily associated with Inomax and Therakos immunotherapy, and a $105.1 million decrease in gross profit from the Specialty Generics segment. During the six months ended March 25, 2016 and March 27, 2015, gross profit included $18.3 million and $35.2 million, respectively, of expense associated with fair value adjustments of acquired inventory. Gross profit margin was 53.0% for the six months ended March 25, 2016, compared with 54.7% for the six months ended March 27, 2015.
Selling, general and administrative expenses. SG&A expenses for the six months ended March 25, 2016 were $473.7 million, compared with $532.5 million for the six months ended March 27, 2015, a decrease of $58.8 million, or 11.0%. The decrease was primarily attributable to fiscal 2015 charges of $38.0 million associated with the settlement of Questcor related litigation, $45.4 million of share-based compensation associated with Questcor equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition, that subsequently vested in September 2015, and a $13.3 million environmental charge. The remaining change resulted from the addition of $48.6 million of SG&A expenses associated with the Ikaria and Therakos acquisitions partially offset by benefits from restructuring actions and a $6.3 million benefit from a change in the fair value of a contingent consideration liability. SG&A expenses were 25.8% of net sales for the six months ended March 25, 2016 and 33.5% of net sales for the six months ended March 27, 2015.
Research and development expenses. R&D expenses increased $11.5 million, or 10.4%, to $122.2 million for the six months ended March 25, 2016, compared with $110.7 million for the six months ended March 27, 2015, after the aforementioned reclassification. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of net sales, R&D expenses were 6.7% and 7.0% for the six months ended March 25, 2016 and March 27, 2015, respectively.
Restructuring charges, net. During the six months ended March 25, 2016, we recorded $16.8 million of restructuring and related charges, net, including $1.8 million of accelerated depreciation in SG&A and cost of sales, primarily related to employee severance and benefits across our operating segments and corporate functions. During the six months ended March 27, 2015, we recorded restructuring and related charges, net, of $10.9 million, including $0.2 million of accelerated depreciation in cost of sales, primarily related to $7.7 million of accelerated share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards upon the acquisition of Questcor and employee severance benefits within the Specialty Brands and Specialty Generics segments.

Non-restructuring impairment charges. Non-restructuring impairment charges were $16.9 million for the six months ended March 25, 2016. The impairments related to in-process research and development intangible assets related to the CNS Therapeutics acquisition in fiscal 2013. The impairments resulted from delays in anticipated FDA approval, higher than expected development costs and lower than previously anticipated commercial opportunities.

Non-Operating Items
Interest expense and interest income. During the six months ended March 25, 2016 and March 27, 2015, net interest expense was $194.6 million and $105.7 million, respectively. The increase in net interest expense was primarily related to the issuance of approximately $1.4 billion of debt associated with the Ikaria Acquisition, approximately $1.3 billion of debt associated with the Therakos Acquisition and a $23.6 million increase in interest accrued on deferred tax liabilities associated with outstanding installment notes. Interest expense during the six months ended March 25, 2016 and March 27, 2015 included $13.6 million and $11.1 million, respectively, of non-cash interest expense.
Other income (expense), net. We recorded other income, net, of $1.3 million and $8.4 million during the six months ended March 25, 2016 and March 27, 2015, respectively, both of which represented miscellaneous items, including gains and losses on intercompany financing foreign currency transactions and related hedging instruments.
Income tax expense (benefit). Income tax benefit was $85.7 million on income from continuing operations before income taxes of $150.5 million for the six months ended March 25, 2016 and income tax benefit was $44.4 million benefit on income from continuing operations before income taxes of $118.2 million for the six months ended March 27, 2015. The effective tax rate for the six months ended March 25, 2016, as compared with the six months ended March 27, 2015 decreased by 19.3 percentage points. This net decrease was predominately due to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of the 19.3 percentage point decrease to the tax rate, 12.8 percentage points can be attributed to the change in operating income and 6.5 percentage points related to changes in acquisition financing and amortization, as well as other non-acquisition related items.
Income (loss) from discontinued operations, net of income taxes. We recorded income of $93.2 million and $28.9 million from discontinued operations, net of income taxes, during the six months ended March 25, 2016 and March 27, 2015, respectively. During the six months ended March 25, 2016, the income from discontinued operations included a $97.3 million gain on disposal of the CMDS business. The income for the six months ended March 27, 2015 primarily related to the expiration of a $22.5 million tax indemnification obligation associated with a business that was originally disposed of in fiscal 1997. The remaining amounts in both periods primarily related to the results of operations for the CMDS business.

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

Three Months Ended March 25, 2016 Compared with Three Months Ended March 27, 2015

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
Specialty Brands	$535.0	$334.3	60.0%
Specialty Generics	264.4	362.8	(27.1)
Nuclear Imaging	102.2	109.5	(6.7)
Net sales of operating segments	901.6	806.6	11.8
Other (1)	16.4	12.4	32.3
Net sales	$918.0	$819.0	12.1

(1)
Represents net sales from an ongoing, post-divestiture supply agreement with the acquirer of the CMDS business. Amounts for periods prior to the divestiture represent the reclassification of intercompany sales to third-party sales to conform with the expected presentation of the ongoing supply agreement.

Specialty Brands. Net sales for the three months ended March 25, 2016 increased $200.7 million to $535.0 million, compared with $334.3 million for the three months ended March 27, 2015. The increase in net sales was primarily driven by the acquisitions of Inomax and Therakos, which increased net sales by $115.5 million and $50.2 million, respectively. In addition, net sales of Acthar increased by $20.4 million or 8.9% compared with the three months ended March 27, 2015. Other Specialty Brands included a $6.8 million benefit due to lower than expected returns of Exalgo following the loss of exclusivity in May 2014.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
U.S.	$516.9	$330.4	56.4%
Europe, Middle East and Africa	16.7	3.9	328.2
Other	1.4	—	—
Net sales	$535.0	$334.3	60.0

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
Acthar	$248.4	$228.0	8.9%
Inomax	115.5	—	—
Ofirmev	71.1	68.1	4.4
Therakos immunotherapy	50.2	—	—
Hemostasis products	11.4	—	—
Other	38.4	38.2	0.5
Specialty Brands	$535.0	$334.3	60.0

Specialty Generics. Net sales for the three months ended March 25, 2016 decreased $98.4 million, or 27.1%, to $264.4 million, compared with $362.8 million for the three months ended March 27, 2015. The decrease in net sales was driven by decreases of $25.8 million, $23.5 million, $10.7 million and $9.4 million in net sales of hydrocodone-related products, other controlled substances, oxycodone-related products and Methylphenidate ER, respectively. Other generics decreased by $29.0 million primarily attributable to lower contract manufacturing net sales at BioVectra and lower net sales of Methadone. The decrease in hydrocodone-related products, oxycodone-related products and other controlled substances net sales were related to increased market competition. The decrease in Methylphenidate ER net sales was primarily attributable to the FDA reclassification of these products to therapeutically inequivalent status.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
U.S.	$227.5	$302.7	(24.8)%
Europe, Middle East and Africa	20.2	25.9	(22.0)
Other	16.7	34.2	(51.2)
Net sales	$264.4	$362.8	(27.1)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$40.8	$66.6	(38.7)%
Oxycodone (API) and oxycodone-containing tablets	37.9	48.6	(22.0)
Methylphenidate ER	24.6	34.0	(27.6)
Other controlled substances	121.9	145.4	(16.2)
Other	39.2	68.2	(42.5)
Specialty Generics	$264.4	$362.8	(27.1)

Nuclear Imaging. Net sales for the three months ended March 25, 2016 decreased $7.3 million, or 6.7%, to $102.2 million compared with $109.5 million for the three months ended March 27, 2015. The decrease was primarily driven by lower net sales of generators and a $1.4 million unfavorable impact from exchange rates.
Net sales for Nuclear Imaging by geography were as follows (dollars in millions):

	Three Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
U.S.	$67.6	$72.9	(7.3)%
Europe, Middle East and Africa	32.0	31.3	2.2
Other	2.6	5.3	(50.9)
Net sales	$102.2	$109.5	(6.7)

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended March 25, 2016 and March 27, 2015 is shown in the following table (dollars in millions):

	Three Months Ended
	March 25, 2016		March 27, 2015
Specialty Brands	$263.1	49.2%	$97.4	29.1%
Specialty Generics	101.6	38.4	203.7	56.1
Nuclear Imaging	31.1	30.4	18.8	17.2
Segment operating income	395.8	43.9	319.9	39.7
Unallocated amounts:
Corporate and allocated expenses	(29.1)		(99.5)
Intangible asset amortization	(175.0)		(122.9)
Restructuring and related charges, net (1)	(10.4)		(3.6)
Non-restructuring impairment charges	(16.9)		—
Total operating income	$164.4		$93.9

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the three months ended March 25, 2016 increased $165.7 million to $263.1 million, compared with $97.4 million for the three months ended March 27, 2015. Operating margin increased to 49.2% for the three months ended March 25, 2016, compared with 29.1% for the three months ended March 27, 2015. The increase in operating income and margin was impacted by the $200.7 million increase in net sales, primarily attributable to the acquisitions of Inomax and Therakos immunotherapy. Operating income also benefited from a $3.0 million decrease in SG&A expenses, which reflects $21.6 million of share-based compensation expense associated with Questcor Acquisition equity awards during fiscal 2015 that did not recur in the current year that was more than offset by $22.4 million in incremental costs from recent acquisitions.
Specialty Generics. Operating income for the three months ended March 25, 2016 decreased $102.1 million to $101.6 million, compared with $203.7 million for the three months ended March 27, 2015. Operating margin decreased to 38.4% for the three months ended March 25, 2016, compared with 56.1% for the three months ended March 27, 2015. The decrease in operating income and margin was impacted by the $98.4 million decrease in net sales, which resulted in an $89.2 million unfavorable gross profit impact, due to increased competition for volume and pricing in several product categories.
Nuclear Imaging. Operating income for the three months ended March 25, 2016 increased $12.3 million to $31.1 million, compared with $18.8 million for the three months ended March 27, 2015. Operating margin increased to 30.4% for the three months ended March 25, 2016, compared with 17.2% for the three months ended March 27, 2015. The increase in operating income and margin was primarily attributable to a $10.3 million reduction in SG&A expenses primarily due to benefits from restructuring actions and a $9.5 million decrease in R&D expenses. These factors were partially offset by a $7.9 million decrease in gross profit.
Corporate and allocated expenses. Corporate and allocated expenses were $29.1 million and $99.5 million for the three months ended March 25, 2016 and March 27, 2015, respectively. The three months ended March 25, 2016 included a $6.3 million benefit from a change in the fair value of a contingent consideration liability. The three months ended March 27, 2015 included $38.0 million associated with the settlement of Questcor related litigation, a $13.3 million environmental remediation charge and $7.1 million of transaction costs associated with the Ikaria acquisition. The remaining decrease is attributable to execution under our restructuring and cost-savings initiatives.

Six Months Ended March 25, 2016 Compared with Six Months Ended March 27, 2015

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Six Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
Specialty Brands	$1,078.2	$707.9	52.3%
Specialty Generics	522.0	647.0	(19.3)
Nuclear Imaging	205.8	211.4	(2.6)
Net sales of operating segments	1,806.0	1,566.3	15.3
Other (1)	26.8	20.9	28.2
Net sales	$1,832.8	$1,587.2	15.5

(1)
Represents net sales from an ongoing, post-divestiture supply agreement with the acquirer of the CMDS business. Amounts for periods prior to the divestiture represent the reclassification of intercompany sales to third-party sales to conform with the expected presentation of the ongoing supply agreement.

Specialty Brands. Net sales for the six months ended March 25, 2016 increased $370.3 million to $1,078.2 million, compared with $707.9 million for the six months ended March 27, 2015. The increase in net sales was primarily driven by the acquisitions of Inomax and Therakos, which increased net sales by $226.3 million and $100.6 million, respectively. In addition, net sales of Acthar increased by $40.7 million or 8.2% compared with the six months ended March 27, 2015. Other Specialty Brands included a $6.8 million benefit due to lower than expected returns of Exalgo following the loss of exclusivity in May 2014.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Six Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
U.S.	$1,041.7	$702.5	48.3%
Europe, Middle East and Africa	33.7	5.4	524.1
Other	2.8	—	—
Net sales	$1,078.2	$707.9	52.3

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Six Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
Acthar	$535.1	$494.4	8.2%
Inomax	226.3	—	—
Ofirmev	138.0	139.5	(1.1)
Therakos immunotherapy	100.6	—	—
Hemostasis products	11.4	—	—
Other	66.8	74.0	(9.7)
Specialty Brands	$1,078.2	$707.9	52.3

Specialty Generics. Net sales for the six months ended March 25, 2016 decreased $125.0 million, or 19.3%, to $522.0 million, compared with $647.0 million for the six months ended March 27, 2015. The decrease in net sales was driven by decreases of $28.8 million, $26.8 million, $25.7 million and $23.1 million in net sales of oxycodone-related products, Methylphenidate ER, other controlled substances and hydrocodone-related products. Other generics decreased by $20.6 million primarily attributable to lower net sales of contract manufacturing operations at BioVectra. The decrease in oxycodone-related products, other controlled substances and hydrocodone-related products net sales were related to increased market competition. The decrease in Methylphenidate ER net sales was primarily attributable to the FDA reclassification of these products to therapeutically inequivalent status.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Six Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
U.S.	$442.8	$536.5	(17.5)%
Europe, Middle East and Africa	42.3	49.6	(14.7)
Other	36.9	60.9	(39.4)
Net sales	$522.0	$647.0	(19.3)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Six Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$77.5	$100.6	(23.0)%
Oxycodone (API) and oxycodone-containing tablets	66.8	95.6	(30.1)
Methylphenidate ER	55.8	82.6	(32.4)
Other controlled substances	231.6	257.3	(10.0)
Other	90.3	110.9	(18.6)
Specialty Generics	$522.0	$647.0	(19.3)

Nuclear Imaging. Net sales for the six months ended March 25, 2016 decreased $5.6 million, or 2.6%, to $205.8 million compared with $211.4 million for the six months ended March 27, 2015. The decrease was primarily driven by a $6.0 million unfavorable impact from exchange rates.
Net sales for Nuclear Imaging by geography were as follows (dollars in millions):

	Six Months Ended
	March 25, 2016	March 27, 2015	Percentage Change
U.S.	$136.7	$135.7	0.7%
Europe, Middle East and Africa	63.6	63.8	(0.3)
Other	5.5	11.9	(53.8)
Net sales	$205.8	$211.4	(2.6)

Operating Income
Operating income by segment and as a percentage of segment net sales for the six months ended March 25, 2016 and March 27, 2015 is shown in the following table (dollars in millions):

	Six Months Ended
	March 25, 2016		March 27, 2015
Specialty Brands	$535.1	49.6%	$245.6	34.7%
Specialty Generics	219.8	42.1	344.2	53.2
Nuclear Imaging	46.1	22.4	23.6	11.2
Segment operating income	801.0	44.4	613.4	39.2
Unallocated amounts:
Corporate and allocated expenses	(75.1)		(139.3)
Intangible asset amortization	(348.4)		(247.7)
Restructuring and related charges, net (1)	(16.8)		(10.9)
Non-restructuring impairment charges	(16.9)		—
Total operating income	$343.8		$215.5

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the six months ended March 25, 2016 increased $289.5 million to $535.1 million, compared with $245.6 million for the six months ended March 27, 2015. Operating margin increased to 49.6% for the six months ended March 25, 2016, compared with 34.7% for the six months ended March 27, 2015. The increase in operating income and margin was impacted by the $370.3 million increase in net sales, primarily attributable to the acquisitions of Inomax and Therakos immunotherapy. These higher net sales were partially offset by a $20.9 million increase in SG&A expenses, which was attributable to $48.6 million in incremental costs associated with these acquisitions and increased branded pharmaceutical fees and legal costs. The increase in SG&A expenses also reflects $45.4 million of share-based compensation expense associated with Questcor Acquisition equity awards during fiscal 2015 that did not recur in the current year. Increased R&D expenses reduced operating income by $10.7 million.
Specialty Generics. Operating income for the six months ended March 25, 2016 decreased $124.4 million to $219.8 million, compared with $344.2 million for the six months ended March 27, 2015. Operating margin decreased to 42.1% for the six months ended March 25, 2016, compared with 53.2% for the six months ended March 27, 2015. The decrease in operating income and margin was impacted by the $125.0 million decrease in net sales, which resulted in an $105.1 million unfavorable gross profit impact, due to increased competition in several product categories.
Nuclear Imaging. Operating income for the six months ended March 25, 2016 increased $22.5 million to $46.1 million, compared with $23.6 million for the six months ended March 27, 2015. Operating margin increased to 22.4% for the six months ended March 25, 2016, compared with 11.2% for the six months ended March 27, 2015. The increase in operating income and margin was primarily attributable to a $19.1 million reduction in SG&A expenses primarily due to benefits from restructuring actions and an $18.1 million decrease in R&D expenses. These factors were partially offset by a $14.8 million decrease in gross profit, primarily attributable to the unscheduled shutdown of the High Flux Reactor during the current fiscal year.
Corporate and allocated expenses. Corporate and allocated expenses were $75.1 million and $139.3 million for the six months ended March 25, 2016 and March 27, 2015, respectively. The six months ended March 25, 2016 included $11.5 million of provisions for legal matters and a $6.3 million benefit from a change in the fair value of a contingent consideration liability. The six months ended December 25, 2015 included $38.0 million associated with the settlement of Questcor related litigation, a $13.3 million environmental remediation charge and $7.1 million of transaction costs associated with the Ikaria acquisition. The remaining decrease is attributable to execution under our restructuring and cost-savings initiatives.

Liquidity and Capital Resources
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions, capital expenditures and cash paid in connection with acquisitions and license agreements. We believe that our future cash from operations, borrowing capacity under our revolving credit facility and access to capital markets will provide adequate resources to fund our working capital needs, capital expenditures and strategic investments for the foreseeable future.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Six Months Ended
	March 25, 2016	March 27, 2015
Net cash provided by (used in):
Operating activities	$540.1	$365.5
Investing activities	34.0	(53.0)
Financing activities	(598.5)	40.6
Effect of currency exchange rate changes on cash and cash equivalents	(0.1)	(7.4)
Net increase in cash and cash equivalents	$(24.5)	$345.7

Operating Activities
Net cash provided by operating activities of $540.1 million for the six months ended March 25, 2016 was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to a $68.7 million inflow from net investment in working capital. The working capital inflow was primarily driven by a $71.9 million increase in the net tax related balances, and a $50.6 million decrease in accounts receivable, net, partially offset by a $38.9 million decrease in other assets and liabilities and an $16.2 million decrease in accounts payable. The decrease in accounts receivable, net was primarily due to timing of annual customer incentive payments and sales within the period. The $38.9 million decrease in other assets and liabilities resulted largely from the annual payout of cash bonuses for performance in the prior fiscal year and restructuring payments.
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

Investing Activities
Net cash provided by investing activities was $34.0 million for the six months ended March 25, 2016, compared with a $53.0 million cash outflow for the six months ended March 27, 2015. This increase primarily resulted from cash proceeds of $269.8 million from the sale of the CMDS operations and the receipt of $21.1 million previously held on deposit by a trustee related to decommissioning costs of the St. Louis plant. These cash inflows were offset by net cash flow outflow of $170.1 million for the Hemostasis Acquisition and a $36.3 million increase in capital expenditures.

Financing Activities
Net cash used in financing activities was $598.5 million for the six months ended March 25, 2016, compared with $40.6 million net cash provided by financing activities for the six months ended March 27, 2015. The $639.1 million increase in cash outflows largely resulted from a $489.3 million increase in cash outflows for the repurchase of our ordinary shares, an $88.0 million increase in cash outflows from repayments of external debt and capital leases, $30.0 million of cash outflows resulting from payments of contingent consideration and a $20.2 million decrease in cash inflows from the excess tax benefit derived from share-based compensation and proceeds from stock option exercises.

Debt and Capitalization
At March 25, 2016, the total principal amount of debt was $6,531.3 million compared with the total principal amount of debt at September 25, 2015 of $6,606.5 million. The total principal amount of debt at March 25, 2016 was comprised of $3,946.2 million of fixed-rate instruments, $1,968.5 million of variable-rate term loans, $400.0 million of borrowings under a variable-rate revolving credit facility, $215.0 million of borrowings under a variable-rate securitization program and $1.6 million of capital lease obligations. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of March 25, 2016, our fixed-rate instruments have a weighted-average interest rate of 5.29% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.80% and has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved may be material. During the six months ended March 25, 2016, we repurchased $26.0 million of face value of our debt.
At March 25, 2016, $22.0 million of our debt was classified as current, as these payments are expected to be made within the next twelve months.
In addition to the borrowing capacity under our receivable securitization program, we have a $500.0 million revolving credit facility. At March 25, 2016, we had $400.0 million outstanding under our revolving credit facility. As such there was $100.0 million of additional borrowing capacity under our revolving credit facility.
As of March 25, 2016, we were, and expect to remain, in full compliance with the provisions and covenants associated with our debt agreements.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the date of sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet as of March 25, 2016 was $15.5 million, of which $12.8 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at March 25, 2016. As of March 25, 2016, the maximum future payments we could be required to make under these indemnification obligations was $71.0 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in other assets on our unaudited condensed consolidated balance sheet at March 25, 2016.
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

Off-Balance Sheet Arrangements
We are required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating our ability to fund the decommissioning of our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though we do not intend to close this facility. We have provided this financial assurance in the form of a $57.2 million surety bond. As of March 25, 2016, we had various other letters of credit, guarantees and surety bonds totaling $35.0 million.
In April 2015, the Company terminated a letter of credit that guaranteed decommissioning costs associated with a former nuclear regulatory commission-licensed operation at its Saint Louis, Missouri plant and placed $21.1 million of restricted cash on deposit with a trustee. In February 2016, following completion of the decommissioning efforts, the trustee returned the cash on deposit and it was available for general use.
We exchanged title to $88.0 million of our plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. We also simultaneously leased such assets back from Saint Louis County under a capital lease expiring December 2025, the terms of which provide us with the right of offset against the IRBs. The lease also provides an option for us to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a property tax abatement for ten years from the date the property was placed in service. Due to the right of offset, the capital lease obligation and IRB asset are recorded net, and therefore do not appear in the unaudited condensed consolidated balance sheets. We expect that the right of offset will be applied to payments required under these arrangements.
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
We believe that our accounting policies for revenue recognition, goodwill and other intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended March 25, 2016, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended September 25, 2015.

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
The risk factors included within Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 25, 2015 and within Part II, Item 1A of this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of March 25, 2016, our outstanding debt included $1,968.5 million variable-rate debt on our senior secured term loan, $400.0 million on our senior unsecured revolving credit facility and $215.0 million variable-rate debt on our receivables securitization program. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $6.5 million.
The remaining outstanding debt as of March 25, 2016 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

Currency Risk
Certain net sales and costs of our non-U.S. operations are denominated in the local currency of the respective countries. As such, profits from these subsidiaries may be impacted by fluctuations in the value of these local currencies relative to the U.S. Dollar. We also have significant intercompany financing arrangements that may result in gains and losses in our results of operations. In an effort to mitigate the impact of currency exchange rate effects we may hedge certain operational and intercompany transactions; however, our hedging strategies may not fully offset gains and losses recognized in our results of operations.
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of March 25, 2016 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. Dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $17.9 million as of March 25, 2016. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. Dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of March 25, 2016 that measures the change in the net financial position arising from a hypothetical 10.0% adverse movement in the exchange rates of the Euro and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10.0% adverse change in the above currencies was $33.0 million as of March 25, 2016. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors set forth below supplement the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 25, 2015, filed with the SEC on November 24, 2015.
Our status as a foreign corporation for U.S. federal tax purposes could be affected by a change in law.
We believe that, under current law, we are treated as a foreign corporation for U.S. federal tax purposes. In April 2016, the U.S. Department of the Treasury issued Temporary Regulations promulgated under Internal Revenue Code Section 7874 to reduce the tax benefits of or preclude entirely certain inversion transactions. The Company does not believe these Temporary Regulations will have a material impact to the Company’s status as a foreign corporation for U.S. federal tax purposes. However, other changes in tax law, such as the inversion rules in Section 7874 or the U.S. Treasury Regulations promulgated thereunder or other IRS guidance could adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to us and our shareholders and affiliates. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, and such legislation, if passed, could have an adverse effect on us. For example, the President, U.S. Department of the Treasury, and Congress have issued recent proposals that would amend the anti-inversion rules. Although the proposals would generally apply to prospective transactions, no assurance can be given that such proposals will not be changed in the legislative process to apply to prior transactions.

Future changes to U.S. and foreign tax laws could adversely affect us.
The European Commission, U.S. Congress and Treasury Department, the Organization for Economic Co-operation and Development, and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations, particularly payments made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the European Union, U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.
Recent examples include the Organization for Economic Co-operation and Development’s recommendations on base erosion and profit shifting, the European Commission’s Anti-Tax Avoidance Package and Switzerland’s Corporate Tax Reform III.  These initiatives include recommendations and proposals that, if enacted in countries in which we and our affiliates do business, could adversely affect us and our affiliates.
Within the U.S., the Department of the Treasury in April 2016 issued Proposed Regulations under Internal Revenue Code Section 385 ("the Proposed Regulations") which address the debt versus equity characterization of payments made between affiliates. The Proposed Regulations are subject to change, and may or may not be issued in final form. If the Proposed Regulations are finalized, the consequences of intercompany funding transactions after April 4, 2016 may not be as intended by their form. Additionally, the President, and Congress have issued recent proposals that would amend the interest deductibility rules, potentially further limiting the U.S. tax deductibility of net interest payments made between U.S. taxpayers and their non-U.S. affiliates. These proposals, if enacted, could adversely affect us and our affiliates.

We may experience pricing pressure on certain of our products due to legal changes or changes in insurers’ reimbursement practices resulting from recent increased public scrutiny of healthcare and pharmaceutical costs, which could reduce our future revenue and profitability.
Recent public and governmental scrutiny of the cost of healthcare generally and pharmaceuticals in particular, especially in connection with price increases of certain products, could affect our ability to maintain or increase the prices of one or more of our products, which could negatively impact our future revenue and profitability. Certain press reports and other commentary have criticized the substantial increases in the price of Acthar that occurred prior to our acquisition of the product. Acthar represented 29.2% of our net sales for the six months ended March 25, 2016. In addition, U.S. federal prosecutors recently issued subpoenas to another pharmaceutical company seeking information about its drug pricing practices, among other issues, and members of the U.S. Congress have sought information from certain pharmaceutical companies (not including Mallinckrodt) relating to drug price increases. We cannot predict whether any particular legislative or regulatory changes or changes in insurers’ reimbursement practices may result from any such public scrutiny, what the nature of any such changes might be or what impact they may have on us. If legislative or regulatory action were taken or insurers changed their reimbursement practices to limit our ability to maintain or increase the prices of our products, our future revenue and profitability could be negatively affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended March 25, 2016. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.
On November 19, 2015, our Board of Directors authorized a $500.0 million share repurchase program (the “November 2015 Program”). The November 2015 Program commenced after the $300.0 million share repurchase program authorized by our Board of Directors on January 23, 2015 was completed in the first fiscal quarter of 2016. On March 16, 2016, our Board of Directors authorized a new $350.0 million share repurchase program (the “March 2016 Program”) which will commence upon the completion of the November 2015 Program. These programs have no time limit or expiration date, and we currently expect to fully utilize each program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs
December 26, 2015 to January 22, 2016	739,621	68.57	729,968	400.3
January 23, 2016 to February 26, 2016	1,524,148	64.23	1,523,277	302.4
February 27, 2016 to March 25, 2016	1,173,664	66.10	1,170,435	575.0

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Amended and Restated Memorandum and Articles of Association of Mallinckrodt plc (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed July 1, 2013).
10.1	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Restricted Unit Award.
10.2	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Restricted Unit Award (Cash Bonus for Stock Exchange - Bonus Exchange).
10.3	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Restricted Unit Award (Cash Bonus for Stock Exchange - Match Amounts).
10.4	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Option Award.
10.5	Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Performance Unit Award FY16-FY18 Performance Cycle.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended March 25, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh Senior Vice President and Chief Financial Officer (principal financial officer)

Date: May 3, 2016