Form 10-Q
period 2016-06-24
Mallinckrodt plc
filed 2016-08-02
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2016

or

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
Ordinary shares, $0.20 par value - 107,713,320 shares as of July 29, 2016

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net sales	$970.6	$877.3	$2,803.4	$2,464.5
Cost of sales	429.3	373.5	1,290.8	1,093.0
Gross profit	541.3	503.8	1,512.6	1,371.5

Selling, general and administrative expenses	248.4	295.0	722.1	827.5
Research and development expenses	76.1	59.9	198.3	170.6
Restructuring charges, net	14.1	22.7	29.1	33.4
Non-restructuring impairment charges	—	—	16.9	—
Gains on divestiture and license	(0.2)	(0.9)	(0.5)	(2.6)
Operating income	202.9	127.1	546.7	342.6

Interest expense	(95.6)	(72.5)	(290.6)	(178.7)
Interest income	0.4	0.2	0.8	0.7
Other income (loss), net	(1.3)	(0.4)	—	8.0
Income from continuing operations before income taxes	106.4	54.4	256.9	172.6

Income tax benefit	(89.3)	(1.2)	(175.0)	(45.6)
Income from continuing operations	195.7	55.6	431.9	218.2

Income from discontinued operations, net of income taxes	3.6	2.4	96.8	31.3

Net income	$199.3	$58.0	$528.7	$249.5

Basic earnings per share (Note 7):
Income from continuing operations	$1.80	$0.47	$3.87	$1.87
Income from discontinued operations	0.03	0.02	0.87	0.27
Net income	$1.84	$0.50	$4.73	$2.14

Basic weighted-average shares outstanding	108.6	116.3	111.7	115.5

Diluted earnings per share (Note 7):
Income from continuing operations	$1.79	$0.47	$3.84	$1.85
Income from discontinued operations	0.03	0.02	0.86	0.26
Net income	$1.82	$0.49	$4.70	$2.11

Diluted weighted-average shares outstanding	109.4	117.8	112.6	117.1

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net income	$199.3	$58.0	$528.7	$249.5
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(1.2)	5.1	(60.5)	(53.8)
Unrecognized gain on derivatives, net of $-, $-, $- and ($0.1) tax	0.2	0.2	0.5	0.4
Unrecognized gain (loss) on benefit plans, net of ($0.3), ($2.7), $4.1 and ($2.8) tax	0.4	4.5	(6.6)	5.4
Total other comprehensive income (loss), net of tax	(0.6)	9.8	(66.6)	(48.0)
Comprehensive income	$198.7	$67.8	$462.1	$201.5

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 24, 2016	September 25, 2015
Assets
Current Assets:
Cash and cash equivalents	$521.9	$365.9
Accounts receivable, less allowance for doubtful accounts of $8.9 and $4.7	500.0	548.5
Inventories	357.7	281.8
Deferred income taxes	115.7	142.7
Prepaid expenses and other current assets	131.0	207.3
Current assets held for sale	—	299.9
Total current assets	1,626.3	1,846.1
Property, plant and equipment, net	1,012.0	991.3
Goodwill	3,645.5	3,649.4
Intangible assets, net	9,258.5	9,666.3
Other assets	290.9	251.0
Total Assets	$15,833.2	$16,404.1

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$21.7	$22.3
Accounts payable	125.4	133.0
Accrued payroll and payroll-related costs	110.5	103.7
Accrued interest	69.9	80.2
Accrued and other current liabilities	642.0	517.4
Current liabilities held for sale	—	72.8
Total current liabilities	969.5	929.4
Long-term debt	6,279.0	6,474.3
Pension and postretirement benefits	136.4	116.7
Environmental liabilities	73.2	73.3
Deferred income taxes	2,772.5	3,132.4
Other income tax liabilities	95.3	121.3
Other liabilities	298.5	245.5
Total Liabilities	10,624.4	11,092.9
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 117,945,904 and 117,513,370 issued; 107,663,403 and 116,283,149 outstanding	23.6	23.5
Ordinary shares held in treasury at cost, 10,282,501 and 1,230,221	(711.7)	(109.7)
Additional paid-in capital	5,395.0	5,357.6
Retained earnings	567.6	38.9
Accumulated other comprehensive income	(65.7)	0.9
Total Shareholders' Equity	5,208.8	5,311.2
Total Liabilities and Shareholders' Equity	$15,833.2	$16,404.1

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	June 24, 2016	June 26, 2015
Cash Flows From Operating Activities:
Net income	$528.7	$249.5
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	625.0	481.2
Share-based compensation	30.6	93.9
Deferred income taxes	(324.3)	(135.2)
Non-cash impairment charges	16.9	—
Gain on disposal of discontinued operations	(99.1)	—
Other non-cash items	22.7	(61.2)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	51.2	(22.9)
Inventories	(6.5)	36.9
Accounts payable	(8.6)	16.5
Income taxes	140.7	61.6
Other	17.1	(161.1)
Net cash provided by operating activities	994.4	559.2
Cash Flows From Investing Activities:
Capital expenditures	(133.5)	(92.5)
Acquisitions and intangibles, net of cash acquired	(169.5)	(1,176.3)
Proceeds from disposal of discontinued operations, net of cash	267.0	—
Restricted cash	47.1	(21.9)
Other	5.3	2.6
Net cash provided by (used in) investing activities	16.4	(1,288.1)
Cash Flows From Financing Activities:
Issuance of external debt	98.3	1,720.0
Repayment of external debt and capital leases	(307.1)	(1,457.8)
Excess tax benefit from share-based compensation	—	30.4
Debt financing costs	(0.1)	(25.3)
Proceeds from exercise of share options	8.5	29.7
Repurchase of shares	(602.0)	(15.4)
Other	(53.0)	(28.1)
Net cash (used in) provided by financing activities	(855.4)	253.5
Effect of currency rate changes on cash	0.6	(7.1)
Net increase in cash and cash equivalents	156.0	(482.5)
Cash and cash equivalents at beginning of period	365.9	707.8
Cash and cash equivalents at end of period	$521.9	$225.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at September 25, 2015	117.5	$23.5	1.2	$(109.7)	$5,357.6	$38.9	$0.9	$5,311.2
Net income	—	—	—	—	—	528.7	—	528.7
Currency translation adjustments	—	—	—	—	—	—	(60.5)	(60.5)
Change in derivatives, net of tax	—	—	—	—	—	—	0.5	0.5
Minimum pension liability, net of tax	—	—	—	—	—	—	(6.6)	(6.6)
Share options exercised	0.3	0.1	—	—	8.4	—	—	8.5
Vesting of restricted shares	0.2	—	—	—	—	—	—	—
Excess tax benefit from share-based compensation	—	—	—	—	(1.6)	—	—	(1.6)
Share-based compensation	—	—	—	—	30.6	—	—	30.6
Repurchase of shares	—	—	9.1	(602.0)	—	—	—	(602.0)
Balance at June 24, 2016	118.0	$23.6	10.3	$(711.7)	$5,395.0	$567.6	$(65.7)	$5,208.8

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

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of net sales and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of Mallinckrodt plc, its wholly-owned subsidiaries and entities in which they own or control more than fifty percent of the voting shares, or have the ability to control through similar rights. The results of entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. Divestitures of product lines and businesses that did not qualify as discontinued operations have been reflected in operating income. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated and combined financial statements included in its Annual Report on Form 10-K for the period ended September 25, 2015, filed with the SEC on November 24, 2015.
The Company completed the sale of the contrast media and delivery systems ("CMDS") business on November 27, 2015. As a result, prior year balances have been recast to present the CMDS business as a discontinued operation.
Beginning in the first quarter of fiscal year 2016, the Company revised the presentation of certain medical affairs costs to better align with industry practice, which were previously included in selling, general and administrative ("SG&A") expenses and are now included in research and development ("R&D") expenses. As a result, $15.9 million and $39.4 million of expenses previously included in SG&A for the three and nine months ended June 26, 2015, respectively, have been classified as R&D expenses to conform to this change. No other financial statement line items were impacted by this change in classification.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of September. The third fiscal quarters of 2016 and 2015 ended on June 24, 2016 and June 26, 2015, respectively. Unless otherwise indicated, the three and nine months ended June 24, 2016 refers to the thirteen and thirty-nine week period ended June 24, 2016 and the three and nine months ended June 26, 2015 refers to the thirteen and thirty-nine week period ended June 26, 2015. The full year fiscal 2015 consisted of 52 weeks, while fiscal 2016 will consist of 53 weeks and will end on September 30, 2016.

On May 17, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year end to the last Friday in December from the last Friday in September. The change in fiscal year will become effective for the Company’s 2017 fiscal year, which will begin on December 31, 2016 and end on December 29, 2017. As a result, the Company will have a transition period which will begin on October 1, 2016 and end on December 30, 2016.

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
The FASB issued ASU 2016-08, "Revenue from Contracts with Customers" in March 2016. This update was issued to clarify the implementation guidance on principal versus agent considerations, including identifying the unit of account at which an entity should assess whether it is a principal or an agent, identifying the nature of the good or the service provided to the customer, applying the control principle to certain types of transactions, and interaction of the control principle with the indicators provided to assist in the principal versus agent evaluation. The guidance is effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted in the first quarter of fiscal 2018. The FASB issued ASU 2016-10 "Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing" and ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients", which both provide clarifying guidance to ASU 2016-08. The Company is assessing the transition approach it will utilize and potential impact of adoption.
The FASB issued ASU 2016-02, "Leases," in February 2016. This update was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). This guidance is effective for the Company in the first quarter of fiscal 2020. Upon adoption, the lessee will apply the new standard using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company is assessing the potential impact of this guidance.
The FASB issued ASU 2015-17, "Balance Sheet Reclassification of Deferred Taxes," in November 2015. This update eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for the Company in the first quarter of fiscal 2018. The Company anticipates certain reclassifications on its consolidated balance sheet upon adoption.
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
The following table summarizes the financial results of the CMDS discontinued operations for the three and nine months ended June 24, 2016 and June 26, 2015 as presented in the consolidated statements of income and comprehensive income:

	Three Months Ended		Nine Months Ended
Major line items constituting income (loss) from discontinued operations	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net sales	$0.7	$102.2	$61.0	$312.1
Cost of sales	0.7	72.5	46.9	222.9
Selling, general and administrative expenses	—	21.8	20.1	71.8
Other	—	1.5	1.1	4.1
(Loss) income from discontinued operations	—	6.4	(7.1)	13.3
Gain on disposal of discontinued operations	1.7	—	99.0	—
Income from discontinued operations, before income taxes	1.7	6.4	91.9	13.3
Income tax (benefit) expense	—	4.5	(2.9)	5.4
Income from discontinued operations net of tax	$1.7	$1.9	$94.8	$7.9

During the three months ended June 24, 2016, the income tax impact was zero on the $1.7 million gain recognized on disposal. During the nine months ended June 24, 2016, there was income tax benefit of $0.7 million associated with the $99.0 million gain recognized on disposal and a $2.2 million benefit associated with the $7.1 million loss from discontinued operations. The tax impact of the gain recognized on disposal was favorably impacted by receiving a benefit from permanently deductible items.

The following table summarizes the assets and liabilities of the CMDS business that are classified as held for sale on the consolidated balance sheets as of June 24, 2016 and September 25, 2015:

	June 24, 2016	September 25, 2015
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts receivable	$—	$68.5
Inventories	—	86.3
Property, plant and equipment, net	—	60.3
Intangible assets, net	—	27.7
Other current and non-current assets	—	57.1
Total assets classified as held for sale in the balance sheet	$—	$299.9

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$—	$22.0
Other current and non-current liabilities	—	50.8
Total liabilities classified as held for sale in the balance sheet	$—	$72.8

The following table summarizes significant cash and non-cash transactions of the CMDS business that are included within the consolidated statements of cash flows for the respective periods:

	Nine Months Ended
	June 24, 2016	June 26, 2015
Depreciation	$—	$8.7
Amortization	—	2.0
Capital expenditures	1.6	5.4
All other notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

Mallinckrodt Baker: During fiscal 2010, the Specialty Chemicals business (formerly known as "Mallinckrodt Baker") was sold because its products and customer base were not aligned with the Company's long-term strategic objectives. This business met the discontinued operations criteria and, accordingly, was included in discontinued operations for all periods presented. During the three months ended June 24, 2016 and June 26, 2015 the Company recorded gains, net of tax, of $1.9 million and $0.5 million, respectively. During the nine months ended June 24, 2016 and June 26, 2015, the Company recorded gains, net of tax, of $2.0 million and $0.9 million, respectively. These gains were primarily related to the indemnification obligations to the purchaser, which are discussed in Note 15.
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
Business Acquisitions
Hemostasis Products
On February 1, 2016, the Company acquired three commercial stage topical hemostasis drugs from The Medicines Company ("the Hemostasis Acquisition") - RECOTHROM® Thrombin topical (Recombinant), PreveLeakTM Surgical Sealant, and RAPLIXATM (Fibrin Sealant (Human)) - for upfront consideration of $173.5 million, inclusive of existing inventory, and contingent sales-based milestone payments that could result in up to $395.0 million of additional consideration. The fair value of the contingent consideration and acquired contingent liabilities associated with the transaction were $52.0 million and $10.6 million, respectively, at February 1, 2016. The Hemostasis Acquisition was funded through cash on hand.

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

Fair Value Allocation
The following amounts represent the final allocations of the fair value of the identifiable assets acquired and liabilities assumed for the Ikaria Acquisition and the preliminary allocations of the fair value of the identifiable assets acquired and liabilities assumed from the Therakos Acquisition and the Hemostasis Acquisition. The Company expects to complete its valuation analysis and finalize deferred tax balances as of the acquisition date no later than twelve months from the date of the respective acquisitions. The changes in the purchase price allocation and preliminary goodwill based on the final valuation may include, but are not limited to, finalization of working capital settlements, the impact of U.S. state tax rates in determining the deferred tax balances and changes in assumptions utilized in the preliminary valuation report.

	Hemostasis Products	Therakos	Ikaria
Cash and cash equivalents	$3.3	$41.3	$77.3
Inventory	94.6	23.5	26.3
Intangible assets	132.7	1,170.0	1,971.0
Goodwill	0.3	430.4	795.0
Other assets, current and non-current (1)	7.9	42.1	174.3
Total assets acquired	238.8	1,707.3	3,043.9
Current liabilities	7.4	24.7	33.0
Other liabilities (non-current)	10.6	0.6	15.8
Deferred tax liabilities, net (non-current)	(4.7)	318.1	620.5
Contingent consideration	52.0	—	—
Total debt	—	344.8	1,121.0
Total liabilities assumed	65.3	688.2	1,790.3
Net assets acquired	$173.5	$1,019.1	$1,253.6

(1)
This amount includes zero, $22.0 million and $73.8 million, of accounts receivable for the Hemostasis Acquisition, Therakos Acquisition and the Ikaria Acquisition, respectively, which is also the gross contractual value.

The following is a reconciliation of the total consideration to net assets acquired:

	Hemostasis Products	Therakos	Ikaria
Total consideration, net of cash	$222.2	$977.8	$1,176.3
Plus: cash assumed in acquisition	3.3	41.3	77.3
Total consideration	225.5	1,019.1	1,253.6
Less: contingent consideration	(52.0)	—	—
Net assets acquired	$173.5	$1,019.1	$1,253.6

Intangible assets acquired consist of the following:

Hemostasis Products	Amount	Amortization Period
Raplixa - Completed technology	$73.0	15 years
Recothrom - Completed technology	42.7	13 years
PreveLeak - Completed technology	17.0	13 years
	$132.7

The completed technology intangible assets relate to each of the acquired drugs. The fair value of the intangible assets were determined using the income approach, which is a valuation technique that provides an estimate of fair value of the assets based on the market participant expectations of cash flows the asset would generate. The cash flows were discounted commensurate with the level of risk associated with each asset or its projected cash flows. The completed technology intangible assets utilized a discount rate of 17.0%, 16.0% and 17.0% for Raplixa, Recothrom and PreveLeak, respectively. All assets acquired are included within the Company's Specialty Brands segment.

Therakos	Amount	Amortization Period
Completed technology	$1,170.0	15 years
The completed technology intangible asset relates to extracorporeal photopheresis treatment therapies. The fair value of the intangible asset was determined using the income approach. The cash flows were discounted commensurate with the level of risk associated with the asset or its projected cash flows. The completed technology intangible asset utilized a discount rate of 17.0%. Based on the Company's preliminary estimate, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce, future product and device development, anticipated synergies and the tax status of the transaction. The goodwill is not deductible for U.S. income tax purposes. All assets acquired are included within the Company's Specialty Brands segment.

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

Financial Results
The amount of net sales and earnings included in the Company's results for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net sales
Therakos	$52.5	$—	$153.1	$—
Ikaria	126.8	84.8	361.1	84.8
	$179.3	$84.8	$514.2	$84.8
Operating income
Therakos	$11.0	$—	$4.1	$—
Ikaria	56.7	13.7	148.1	13.7
	$67.7	$13.7	$152.2	$13.7

The Hemostasis Acquisition was not material to the Company's consolidated results of operations for the periods presented and therefore disclosures for this acquisition have not been provided in the above table.

The amount of amortization on acquired intangible assets included within operating income for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Intangible asset amortization
Therakos	$19.5	$—	$58.5	$—
Ikaria	31.1	25.9	93.4	25.9
	$50.6	$25.9	$151.9	$25.9

The amount of acquisition-related costs included within operating income for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Acquisition-related costs
Hemostasis products	$0.1	$—	$2.6	$—
Therakos	—	—	0.3	—
Ikaria	—	23.5	0.2	30.6
	$0.1	$23.5	$3.1	$30.6
During the three months ended June 24, 2016 and June 26, 2015, the Company recognized $2.6 million and $4.0 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory. During the nine months ended June 24, 2016 and June 26, 2015, the Company recognized $20.9 million and $39.2 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory.

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

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net sales	$970.6	$940.4	$2,803.4	$2,827.3
Income from continuing operations	195.7	76.2	442.2	256.9

Basic earnings per share from continuing operations	$1.80	$0.66	$3.96	$2.22
Diluted earnings per share from continuing operations	1.79	0.65	3.93	2.19

5.	Restructuring and Related Charges
During fiscal 2013, the Company launched a restructuring program designed to improve its cost structure ("the 2013 Mallinckrodt Program"). The 2013 Mallinckrodt Program includes actions across all segments, as well as within corporate functions. The Company expected to incur charges of $100.0 million to $125.0 million under this program as the specific actions required to execute on these initiatives are identified and approved. As of June 24, 2016, the Company has substantially completed the 2013 Mallinckrodt Program. In addition to the 2013 Mallinckrodt Program, the Company has taken restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges within continuing operations by segment are as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Specialty Brands	$8.8	$20.2	$18.4	$35.3
Specialty Generics	1.0	0.5	2.7	3.2
Nuclear Imaging	0.1	0.2	2.6	(7.1)
Corporate	5.4	1.8	8.4	2.2
Restructuring and related charges, net	15.3	22.7	32.1	33.6
Less: accelerated depreciation	(1.2)	—	(3.0)	(0.2)
Restructuring charges, net	$14.1	$22.7	$29.1	$33.4

Net restructuring and related charges by program within continuing operations are comprised of the following:

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
2013 Mallinckrodt Program	$14.4	$3.3	$28.5	$1.1
Acquisitions	0.9	19.7	3.6	32.8
Other	—	(0.3)	—	(0.3)
Total	15.3	22.7	32.1	33.6
Less: non-cash charges, including accelerated share-based compensation expense	(1.2)	(1.5)	(3.0)	(9.4)
Total charges expected to be settled in cash	$14.1	$21.2	$29.1	$24.2

Non-cash charges during the three and nine months ended June 26, 2015 included $1.5 million and $9.2 million of accelerated share-based compensation expense related to employee terminations, primarily associated with the acquisition of Questcor. No similar charges occurred during the three and nine months ended June 24, 2016.

The following table summarizes cash activity for restructuring reserves, substantially all of which are related to employee severance and benefits:

	2013 Mallinckrodt Program	Acquisitions	Total
Balance at September 25, 2015	$8.0	$10.0	$18.0
Charges	26.3	4.7	31.0
Changes in estimate	(0.8)	(1.1)	(1.9)
Cash payments	(11.9)	(11.7)	(23.6)
Reclassifications (1)	(1.2)	—	(1.2)
Balance at June 24, 2016	$20.4	$1.9	$22.3
(1) Represents the reclassification of pension and other postretirement benefits from restructuring reserves to pension and postretirement obligations.

Net restructuring and related charges, including associated asset impairments, incurred cumulative-to-date related to the 2013 Mallinckrodt Program were as follows:

2013 Mallinckrodt Program
Specialty Brands	$18.8
Specialty Generics	18.3
Nuclear Imaging (including CMDS)	69.9
Corporate	18.4
$125.4
Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

6.	Income Taxes
The Company recognized an income tax benefit of $89.3 million and $1.2 million on income from continuing operations before income taxes of $106.4 million and $54.4 million for the three months ended June 24, 2016 and June 26, 2015, respectively. This resulted in effective tax rates of negative 83.9% and negative 2.2% for the three months ended June 24, 2016 and June 26, 2015, respectively. The Company recognized income tax benefits of $175.0 million and $45.6 million on income from continuing operations before income taxes of $256.9 million and $172.6 million for the nine months ended June 24, 2016 and June 26, 2015, respectively. This resulted in effective tax rates of negative 68.1% and negative 26.4% for the nine months ended June 24, 2016 and June 26, 2015, respectively.
The effective tax rate for the three months ended June 24, 2016, as compared with the three months ended June 26, 2015 decreased by 81.7 percentage points. Included within this net decrease was a 21.0 percentage point decrease attributable to differing levels of income from continuing operations before taxes for the three months ended June 24, 2016 as compared with the three months ended June 26, 2015. Also within this decrease was a 25.8 percentage point decrease related to the tax benefit of a U.K. tax credit on a dividend between affiliates, which occurred within the three months ended June 24, 2016, and a 12.4 percentage point decrease attributable to the recognition of previously unrecognized tax benefits. The remaining 22.5 percentage point net decrease was predominately due to recent acquisitions which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of this 22.5 percentage point decrease to the tax rate, 16.0 percentage points can be attributed to the change in operating income and 6.5 percentage points related to changes in acquisition financing and amortization, as well as other non-acquisition related items.
The effective tax rate for the nine months ended June 24, 2016, as compared with the nine months ended June 26, 2015 decreased by 41.7 percentage points. Included within this net decrease was an 11.0 percentage point decrease attributable to differing levels of income from continuing operations before taxes for the nine months ended June 24, 2016 as compared with the nine months ended June 26, 2015. Also within this decrease was a 10.7 percentage point decrease related to the tax benefit of a U.K. tax credit on a dividend between affiliates, which occurred within the nine months ended June 24, 2016, and a 2.5 percentage point decrease attributable to the recognition of previously unrecognized tax benefits. The remaining 17.5 percentage point net decrease was predominately due to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of this 17.5 percentage point decrease to the tax rate, 10.8 percentage points can be attributed to the change in operating income and 6.7 percentage points related to changes in acquisition financing and amortization, as well as other non-acquisition related items.
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
The Hemostasis Acquisition resulted in a net deferred tax asset increase of $0.9 million. Significant components of this increase include $26.1 million of deferred tax assets associated with net operating losses partially offset by $21.1 million of deferred tax liabilities associated with intangibles and $3.8 million associated with inventory.
During the nine months ended June 24, 2016, the Company recognized an income tax benefit of $2.9 million associated with the CMDS business, as discussed in Note 3, in discontinued operations within the unaudited condensed consolidated statement of income. As a result of the sale, the Company recognized a deferred tax asset for non-U.K. net operating losses of $29.5 million and a corresponding valuation allowance, which resulted in no net impact on income tax expense or benefit.
The Company's unrecognized tax benefits, excluding interest, totaled $117.8 million at June 24, 2016 and $89.2 million at September 25, 2015. The net increase of $28.6 million primarily resulted from a net increase to current year positions of $43.7 million, which was partially offset by decreases from settlements of $2.4 million, net decreases to prior period tax positions of $10.9 million, and a decrease from a lapse of statute of limitations of $1.8 million. The increase to current year positions of $43.7 million is predominately related to the recharacterization of existing non-current deferred tax liabilities as unrecognized tax benefits. This recharacterization did not impact the effective tax rate within the period. If favorably settled, $116.1 million of unrecognized tax benefits at June 24, 2016 would favorably impact the effective tax rate. The total amount of accrued interest related to these obligations was $21.6 million at June 24, 2016 and $41.7 million at September 25, 2015.
On January 19, 2016, Tyco International plc (“Tyco International”) announced it had entered into Stipulations of Settled Issues with the IRS to resolve certain disputes before the U.S. Tax Court. The disputes involved IRS audits of Tyco International for years in which companies that are now subsidiaries of Mallinckrodt were subsidiaries of Tyco International. On May 31, 2016, the U.S. Tax Court entered decisions consistent with the Stipulations of Settled Issues. As a result, all aspects of the disputes that were before the U.S. Tax court and Appeals Division of the IRS have been resolved for audit cycles from 1997-2007. Mallinckrodt is not a participant in the tax sharing agreement between Medtronic plc (as successor to Covidien plc), Tyco International and TE Connectivity and will not share in or be responsible for any payments to be made under the terms of the settlement.
It is reasonably possible that within the next twelve months, as a result of the resolution of various domestic and international examinations, appeals and litigation, additions related to prior period tax positions and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $31.0 million and the amount of related interest and penalties will decrease by up to $20.1 million. Included within such amounts are releases indirectly associated with the final settlement of the Tyco-controlled debt litigation.
On April 1, 2016, the Company realized a tax benefit of $27.4 million resulting from a U.K. tax credit on a dividend between affiliates. The related tax receivable is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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
In fiscal 2016, following the September 2015 vesting of substantially all restricted stock issued in conjunction with the acquisition of Questcor, the Company utilized the treasury stock method in calculating diluted earnings per share. Basic earnings per share were computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings per share were computed using the weighted-average shares outstanding and, if dilutive, potential ordinary shares outstanding during the period.

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Earnings per share numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$195.7	$55.6	$431.9	$218.2
Less: earnings allocated to participating securities	—	0.4	—	2.0
Income from continuing operations attributable to common shareholders, after earnings allocated to participating securities	195.7	55.2	431.9	216.2
Income from discontinued operations	3.6	2.4	96.8	31.3
Less: earnings from discontinued operations allocated to participating securities	—	—	—	0.3
Income from discontinued operations attributable to common shareholders, after allocation of earnings to participating securities	3.6	2.4	96.8	31.0
Net income attributable to common shareholders, after allocation of earnings to participating securities	$199.3	$57.6	$528.7	$247.2
Earnings per share denominator:
Weighted-average shares outstanding - basic	108.6	116.3	111.7	115.5
Impact of dilutive securities	0.8	1.5	0.9	1.6
Weighted-average shares outstanding - diluted	109.4	117.8	112.6	117.1
Basic earnings per share attributable to common shareholders
Income from continuing operations	$1.80	$0.47	$3.87	$1.87
Income from discontinued operations	0.03	0.02	0.87	0.27
Net income attributable to common shareholders	$1.84	$0.50	$4.73	$2.14
Diluted earnings per share attributable to common shareholders
Income from continuing operations	$1.79	$0.47	$3.84	$1.85
Income from discontinued operations	0.03	0.02	0.86	0.26
Net income attributable to common shareholders	$1.82	$0.49	$4.70	$2.11

The computation of diluted earnings per share for the three and nine months ended June 24, 2016 excludes approximately 1.5 million and 1.4 million, respectively, of equity awards because the effect would have been anti-dilutive. There were no anti-dilutive equity awards excluded from the computation of diluted earnings per share for the three and nine months ended June 26, 2015.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	June 24, 2016	September 25, 2015
Raw materials and supplies	$77.8	$66.3
Work in process	192.9	124.2
Finished goods	87.0	91.3
	$357.7	$281.8

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	June 24, 2016	September 25, 2015
Property, plant and equipment, gross	$1,957.9	$1,870.6
Less: accumulated depreciation	(945.9)	(879.3)
Property, plant and equipment, net	$1,012.0	$991.3
Depreciation expense for property, plant and equipment was $33.3 million and $27.6 million during the three months ended June 24, 2016 and June 26, 2015, respectively. Depreciation expense for property, plant and equipment was $100.5 million and $73.8 million during the nine months ended June 24, 2016 and June 26, 2015, respectively.

10.	Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of goodwill by segment at the end of each period were as follows:

	June 24, 2016		September 25, 2015
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$3,438.5	$—	$3,442.4	$—
Specialty Generics	207.0	—	207.0	—
Nuclear Imaging	119.5	(119.5)	119.5	(119.5)
Total	$3,765.0	$(119.5)	$3,768.9	$(119.5)

During the nine months ended June 24, 2016, the gross carrying value of goodwill within the Specialty Brands segment decreased by $3.9 million. The decrease was primarily attributable to a favorable working capital settlement and changes in tax balances in the Therakos Acquisition purchase price allocation, which decreased $6.2 million. These factors were partially offset by an increase of $2.8 million from the Ikaria Acquisition and goodwill from the Hemostasis Acquisition.
The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	June 24, 2016		September 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,028.8	$1,275.4	$9,896.0	$765.8
Licenses	185.1	109.2	185.1	99.8
Customer relationships	28.8	7.1	28.1	4.4
Trademarks	82.2	9.0	82.1	6.2
Other	6.7	6.7	6.7	6.7
Total	$10,331.6	$1,407.4	$10,198.0	$882.9
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	299.3		316.2
Total	$334.3		$351.2

During the nine months ended June 24, 2016, the Company recorded impairment charges totaling $16.9 million related to certain Specialty Brands in-process research and development intangible assets acquired as part of the CNS Therapeutics acquisition in fiscal 2013. The valuation method used to approximate fair value was based on the estimated discounted cash flows for the respective asset, and the impairment charges resulted from delays in anticipated FDA approval, higher than expected development costs and lower than previously anticipated commercial opportunities.
Intangible asset amortization expense within continuing operations was $175.8 million and $149.0 million during the three months ended June 24, 2016 and June 26, 2015, respectively. Intangible asset amortization expense within continuing operations was $524.2 million and $396.7 million during the nine months ended June 24, 2016 and June 26, 2015, respectively. The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of fiscal 2016	$175.7
Fiscal 2017	701.4
Fiscal 2018	692.4
Fiscal 2019	692.1
Fiscal 2020	691.9

11.	Debt
Debt was comprised of the following at the end of each period:

	June 24, 2016		September 25, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Term loan due March 2021	$20.0	$0.4	$20.0	$—
4.00% term loan due February 2022	1.1	—	1.0	—
Capital lease obligation and vendor financing agreements	1.0	—	1.3	—
Total current debt	22.1	0.4	22.3	—
Long-term debt:
Variable-rate receivable securitization	235.0	0.6	153.0	0.8
3.50% notes due April 2018	300.0	1.2	300.0	1.7
4.875% notes due April 2020	700.0	9.4	700.0	11.3
Term loan due March 2021	1,943.5	37.5	1,958.5	44.1
4.00% term loan due February 2022	6.3	—	6.9	—
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% notes due August 2022	884.0	12.6	900.0	14.4
8.00% debentures due March 2023	4.4	0.1	4.4	—
4.75% notes due April 2023	600.0	6.5	600.0	7.1
5.625% notes due October 2023	740.0	12.2	750.0	13.7
5.50% notes due April 2025	700.0	10.9	700.0	11.9
Revolving credit facility	250.0	3.9	500.0	4.9
Capital lease obligation and vendor financing agreements	0.3	—	1.0	—
Total long-term debt	6,373.9	94.9	6,584.2	109.9
Total debt	$6,396.0	$95.3	$6,606.5	$109.9
The Company's debt instruments are further described within the Notes to the Financial Statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 25, 2015.
As of June 24, 2016, the applicable interest rate on outstanding borrowings under the Company's revolving credit facility was approximately 2.91%, and there were $250.0 million outstanding borrowings. As of June 24, 2016, the applicable interest rate on outstanding borrowings under the variable-rate receivable securitization was 1.25%, and outstanding borrowings totaled $235.0 million. At June 24, 2016, the weighted-average interest rate for the term loan due March 2021 was 3.34%, and outstanding borrowings totaled $1,963.5 million.
As of June 24, 2016, the Company continues to be in full compliance with the provisions and covenants associated with its debt agreements.

12.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Service cost	$0.9	$1.2	$2.9	$3.6
Interest cost	4.2	4.4	12.6	13.3
Expected return on plan assets	(5.0)	(5.8)	(15.2)	(17.3)
Amortization of net actuarial loss	2.7	2.4	7.9	7.1
Amortization of prior service (credit)	(0.2)	(0.2)	(0.4)	(0.6)
Plan settlements	3.3	3.4	7.0	4.6
Net periodic benefit cost	$5.9	$5.4	$14.8	$10.7

The net periodic benefit credit for the Company's postretirement benefit plans for the three months ended June 24, 2016 and June 26, 2015 was approximately zero and $0.5 million, respectively, and for the nine months ended June 24, 2016 and June 26, 2015 was approximately $0.1 million and $1.5 million, respectively.
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

13.	Accumulated Other Comprehensive Income
The following summarizes the change in accumulated other comprehensive income for the nine months ended June 24, 2016:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 25, 2015	$60.2	$(6.4)	$(52.9)	$0.9
Other comprehensive income before reclassifications	(1.1)	—	(15.5)	(16.6)
Amounts reclassified from accumulated other comprehensive income	(59.4)	0.5	8.9	(50.0)
Net current period other comprehensive income (loss)	(60.5)	0.5	(6.6)	(66.6)
Balance at June 24, 2016	$(0.3)	$(5.9)	$(59.5)	$(65.7)
The following summarizes reclassifications out of accumulated other comprehensive income for the three and nine months ended June 24, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended June 24, 2016	Nine Months Ended June 24, 2016	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized gain on derivatives	$0.2	$0.5	Interest expense
Income tax provision	—	—	Income tax benefit
Net of income taxes	0.2	0.5

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.7	7.9	(1)
Prior service credit	(0.7)	(2.0)	(1)
Disposal of discontinued operations	—	0.8	Income from discontinued operations, net of income taxes
Plan settlements	3.3	7.0	(1)
Total before tax	5.3	13.7
Income tax provision	(1.8)	(4.8)	Income tax benefit
Net of income taxes	3.5	8.9

Currency translation	(0.7)	(59.4)	Income from discontinued operations, net of income taxes

Total reclassifications for the period	$3.0	$(50.0)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

The following summarizes the change in accumulated other comprehensive income for the nine months ended June 26, 2015:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 26, 2014	$131.0	$(6.8)	$(58.5)	$65.7
Other comprehensive income before reclassifications	(53.8)	—	0.3	(53.5)
Amounts reclassified from accumulated other comprehensive income	—	0.4	5.1	5.5
Net current period other comprehensive income (loss)	(53.8)	0.4	5.4	(48.0)
Balance at June 26, 2015	$77.2	$(6.4)	$(53.1)	$17.7

The following summarizes reclassifications out of accumulated other comprehensive income for the three and nine months ended June 26, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended June 26, 2015	Nine Months Ended June 26, 2015	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized gain on derivatives	$0.2	$0.5	Interest expense
Income tax provision	—	(0.1)	Income tax benefit
Net of income taxes	0.2	0.4

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.4	7.1	(1)
Prior service credit	(1.2)	(3.5)	(1)
Plan settlements	3.4	4.6
Total before tax	4.6	8.2
Income tax provision	(1.7)	(3.1)	Income tax benefit
Net of income taxes	2.9	5.1

Total reclassifications for the period	$3.1	$5.5

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

14.	Equity

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

	March 2016 Repurchase Program		November 2015 Repurchase Program		January 2015 Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$350.0		$500.0		$300.0
Repurchases:
Fiscal 2015	—	—	—	—	823,592	75.0
Fiscal 2016	—	—	5,831,158	375.3	3,199,279	225.0
Remaining amount available		$350.0		$124.7		$—

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
In connection with the sale of Mallinckrodt Baker in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of June 24, 2016 and September 25, 2015 was $15.8 million and $15.7 million, respectively, of which $13.0 million, in both periods, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at June 24, 2016 and September 25, 2015. As of June 24, 2016, the maximum future payments the Company could be required to make under these indemnification obligations were $71.0 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in other assets on the unaudited condensed consolidated balance sheets at both June 24, 2016 and September 25, 2015.
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
The Company is required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating its ability to fund the decommissioning of its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though the Company does not intend to close this facility. The Company has provided this financial assurance in the form of a $57.2 million surety bond. As of June 24, 2016, the Company had various other letters of credit, guarantees and surety bonds totaling $33.1 million.
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
In July 2015 the USPTO Patent Trial and Appeal Board ("PTAB") issued rulings denying the institution of four of the five IPR petitions challenging the five patents expiring in 2029.  The PTAB also issued a ruling in July 2015 that instituted the IPR proceeding in the fifth of this group of patents and the PTAB ruled in July 2016 that one claim of this patent survived review and is valid while the remaining claims were unpatentable.  The Company believes the valid claim describes and encompasses the manner in which Inomax is distributed in conjunction with its approved labeling and that Praxair infringes that claim. In March 2016, Praxair Distribution, Inc. submitted additional IPR petitions for the five patents expiring in 2029. Patent Owner Preliminary responses have been filed for these five additional IPR petitions and PTAB rulings on these petitions are due in September 2016.
In September 2015 the USPTO PTAB issued rulings that instituted the IPR proceedings in each of the second set of five patents that expire in 2031 and the PTAB is statutorily required to complete the IPR process on these five patents within one year.
Inomax Patent Litigation: Praxair Distribution, Inc. and Praxair, Inc. (collectively “Praxair”). In February 2015, INO Therapeutics LLC and Ikaria, Inc., subsidiaries of the Company, filed suit in the U.S. District Court for the District of Delaware against Praxair following receipt of a January 2015 notice from Praxair concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of Inomax. In July 2016, the Company filed a second suit against Praxair in the U.S. District Court for the District of Delaware following receipt of a Paragraph IV notice concerning three additional patents recently added to the FDA Orange Book that was submitted by Praxair regarding its ANDA for a generic version of Inomax.
The Company intends to vigorously enforce its intellectual property rights relating to Inomax in both the IPR and Praxair litigation proceedings to prevent the marketing of infringing generic products prior to the expiration of the patents covering Inomax. An adverse outcome in either the IPRs or the Praxair litigation ultimately could result in the launch of a generic version of Inomax before the expiration of the last of the listed patents on February 19, 2034 (August 19, 2034 including pediatric exclusivity), which could adversely affect the Company's ability to successfully maximize the value of Inomax and have an adverse effect on its financial condition, results of operations and cash flows.

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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of June 24, 2016, it was probable that it would incur remedial costs in the range of $39.4 million to $121.7 million. The Company also concluded that, as of June 24, 2016, the best estimate within this range was $76.5 million, of which $3.4 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at June 24, 2016. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. The Company is a successor in interest to International Minerals and Chemicals Corporation ("IMC"). Between 1967 and 1982, IMC leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the Department of Justice, the U.S. Department of the Interior and the U.S. Environmental Protection Agency ("EPA") (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordnance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the Site, to compel General Dynamics to perform the remedial investigation and feasibility study ("RI/FS") for the AUS Operable Unit. General Dynamics negotiated an Administrative Order on Consent ("AOC") with the Government Agencies to conduct an extensive RI/FS at the Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that the Company is jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for alleged contamination of soils and groundwater resulting from historic operations, and has threatened to file a contribution claim against the Company and other parties for recovery of its costs incurred in connection with the RI/FS activities being conducted at the AUS Operable Unit. The Company and other PRPs who received demand letters from General Dynamics have explored settlement alternatives, but have not reached settlement to date. General Dynamics has completed the RI and the PRPs have entered into an agreement to enter into non-binding mediation, which has begun. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
On March 4, 2016, the EPA issued the Record of Decision ("ROD") for the lower 8 miles of the River. The EPA's selected remedy for this stretch of the River was a slight modification of the preferred approach it identified in the revised FFS issued in April 2014. The new discounted, estimated cost is $1.38 billion. By letter dated March 31, 2016, EPA notified the Company, and approximately 98 other parties, of the Company’s potential liability for the lower 8 miles of the River. The letter also announced the EPA's intent to seek to determine whether one company, Occidental Chemicals Corporation ("OCC"), will voluntarily enter into an agreement to perform the remedial design for the remedy selected in the ROD. The letter states that, after execution of such an agreement, EPA plans to begin negotiation of an agreement under which OCC and the other major PRPs would implement and/or pay for the EPA’s selected remedy for the lower 8 miles of the River. Finally, the letter announced EPA's intent to provide a separate notice to unspecified parties of the opportunity to discuss a cash out settlement for the lower 8 miles of the River at a later date.
Despite the issuance of the revised FFS and ROD by the EPA, and the RI/FS by the CPG, there are many uncertainties associated with the final agreed-upon remediation and the Company's allocable share of the remediation. As of November 20, 2015, the Company withdrew from the CPG, but remains liable for its obligations under the two above-referenced AOCs, as well as potential future liabilities. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as the remediation progresses.

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 24, 2016, there were approximately 11,700 asbestos-related cases pending against the Company.
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

Balance at September 25, 2015	$36.9
Accretion expense	1.7
Currency translation	(0.2)
Balance at June 24, 2016	$38.4
The Company believes, given the information currently available, that any potential payment of such estimated amounts will not have a material adverse effect on its financial condition, results of operations and cash flows.

Industrial Revenue Bonds
Through June 24, 2016, the Company exchanged title to $88.0 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under capital leases expiring through December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten-year property tax abatement from the date the property is placed in service. Due to the right of offset, the capital lease obligations and IRB assets are recorded net in the consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements. During the third quarter of fiscal 2016, the Company and St. Louis County agreed on a change in valuation of the plant assets and IRBs and a sale of additional assets to St. Louis County. The net effect of the agreements between the Company and St. Louis County during the quarter resulted in a new valuation of plant assets of $73.7 million, a decrease of $14.3 million.

Interest Bearing Deferred Tax Obligation
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar intangible assets during the three months ended December 26, 2014. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453A ("Section 453A") the gain is considered taxable in the period in which installment payments are received. During the three months ended December 25, 2015, the Company entered into similar transactions with certain intangible assets acquired in the Ikaria Acquisition and Therakos Acquisition. As of June 24, 2016, the Company had an aggregate $2,089.4 million of interest bearing U.S. deferred tax liabilities associated with outstanding installment notes. The GAAP calculation of interest associated with these deferred tax liabilities is subject to variable interest rates. The Company recognized interest expense associated with the Section 453A deferred tax liabilities of $18.6 million and $10.7 million for the three months ended June 24, 2016 and June 26, 2015, respectively, and $56.4 million and $24.9 million for the nine months ended June 24, 2016 and June 26, 2015, respectively.
The Company has reported Section 453A interest on its tax returns on the basis of its interpretation of the U.S. Internal Revenue Code and Regulations. Alternative interpretations of these provisions could result in additional interest payable on the deferred tax liability. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company’s interpretation and maintains a corresponding liability. During the quarter ended June 24, 2016, the Company reclassified $20.8 million of previously established payables from accrued and other current liabilities to other liabilities in the condensed consolidated balance sheet. This balance is expected to increase over future periods until such uncertainty is resolved. Favorable resolution of this uncertainty would likely result in a material reversal of this liability and a benefit being recorded to interest expense within the condensed consolidated statement of income.

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
On January 19, 2016, Tyco International plc (“Tyco International”) announced it had entered into Stipulations of Settled Issues with the IRS to resolve certain disputes before the U.S. Tax Court. The disputes involved IRS audits of Tyco International for years in which companies that are now subsidiaries of Mallinckrodt were subsidiaries of Tyco International. On May 31, 2016 the U.S. Tax Court entered decisions consistent with the Stipulations of Settled Issues. As a result, all aspects of the controversy that were before the U.S. Tax Court and Appeals Division of the IRS have been resolved for audit cycles from 1997-2007. Mallinckrodt is not a participant in the tax sharing agreement between Medtronic plc (as successor to Covidien plc), Tyco International and TE Connectivity and will not share in or be responsible for any payments to be made under the terms of the settlement.
Tax years 2008-2009 remain at the Appeals Division of the IRS, and the IRS is examining tax years 2010 through 2012; both of which are with respect to certain tax returns filed by Covidien. Taxes for periods prior to September 29, 2012 are subject to the Company's $200.0 million liability limitation, as prescribed in the Tax Matters Agreement. The Company believes that it is adequately reserved for taxes related to these years.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	June 24, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$34.4	$21.9	$12.5	$—
Foreign exchange forward and option contracts	0.4	0.4	—	—
	$34.8	$22.3	$12.5	$—

Liabilities:
Deferred compensation liabilities	$23.5	$—	$23.5	$—
Contingent consideration and acquired contingent liabilities	176.5	—	—	176.5
Foreign exchange forward and option contracts	0.6	0.6	—	—
	$200.6	$0.6	$23.5	$176.5

	September 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$34.6	$24.2	$10.4	$—
	$34.6	$24.2	$10.4	$—

Liabilities:
Deferred compensation liabilities	$20.0	$—	$20.0	$—
Contingent consideration and acquired contingent liabilities	174.6	—	—	174.6
Foreign exchange forward and option contracts	3.3	3.3	—	—
	$197.9	$3.3	$20.0	$174.6

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
Contingent consideration and acquired contingent liabilities. The Company maintains various contingent consideration and acquired contingent liabilities associated with the acquisitions of Questcor, Hemostasis products and CNS Therapeutics.
The acquired contingent liabilities associated with Questcor pertain to Questcor's acquisition of Synacthen and Synacthen Depot (collectively "Synacthen") from Novartis AG and Novartis Pharma AG (collectively "Novartis") and Questcor's acquisition of BioVectra. The contingent consideration is associated with the CNS Therapeutics acquisition.

During the nine months ended June 24, 2016, the Company paid the remaining obligation of $40.0 million CAD to the former owners of BioVectra to reach the maximum cumulative payment of $50.0 million CAD. At June 24, 2016, there are no further contingent liabilities associated with BioVectra.
During the nine months ended June 24, 2016, the Company reduced the probability-weighted present value associated with the achievement of the CNS Therapeutics contingent consideration, due to delays in the anticipated timing of FDA approval of a certain concentration of Gablofen, and recorded a reversal of the contingent consideration liability of $6.3 million within selling, general and administrative expenses. At June 24, 2016, the fair value of the CNS Therapeutics contingent consideration was $0.9 million.
During the nine months ended June 24, 2016, the Company paid the required annual payment of $25.0 million related to the license of Synacthen and Synacthen Depot (collectively "Synacthen") from Novartis AG and Novartis Pharma AG (collectively "Novartis"). At June 24, 2016, the total remaining payments under the license agreement shall not exceed $165.0 million. At June 24, 2016, the fair value of the Synacthen acquired contingent liability was $117.3 million.
As part of the Hemostasis Acquisition, the Company provided contingent consideration to The Medicines Company in the form of sales based milestones associated with Raplixa and PreveLeak, and acquired contingent liabilities associated with The Medicines Company's prior acquisitions of the aforementioned products. The Company determined the fair value of the contingent consideration and acquired contingent liabilities based on an option pricing model to be $48.3 million and $10.0 million, respectively, at June 24, 2016.
The following table provides a summary of the changes in the Company's contingent consideration and acquired contingent liabilities:

Balance at September 25, 2015	$174.6
Acquisition date fair value of contingent consideration	52.0
Acquisition date fair value of acquired contingent consideration	10.6
Payments	(55.0)
Accretion expense	4.9
Fair value adjustment	(10.6)
Balance at June 24, 2016	$176.5

Financial Instruments Not Measured at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $19.3 million and $66.3 million as of June 24, 2016 and September 25, 2015, respectively (level 1), which was included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets. The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $68.2 million and $67.7 million at June 24, 2016 and September 25, 2015, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.

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

	June 24, 2016		September 25, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate receivable securitization	$235.0	$235.0	$153.0	$153.0
3.50% notes due April 2018	300.0	291.6	300.0	294.3
4.875% notes due April 2020	700.0	676.9	700.0	684.1
Term loans due March 2021	1,963.5	1,935.8	1,978.5	1,966.5
4.00% term loan due February 2022	7.4	7.4	7.9	7.9
9.50% debentures due May 2022	10.4	11.6	10.4	13.0
5.75% notes due August 2022	884.0	836.7	900.0	876.1
8.00% debentures due March 2023	4.4	4.7	4.4	5.3
4.75% notes due April 2023	600.0	489.4	600.0	539.6
5.625% notes due October 2023	740.0	684.8	750.0	705.2
5.50% notes due April 2025	700.0	622.2	700.0	646.0
Revolving credit facility	250.0	250.0	500.0	500.0

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
The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
CuraScript, Inc.	34%	31%	33%	31%
McKesson Corporation	6%	10%	11%	15%
Cardinal Health, Inc.	9%	13%	9%	13%
Amerisource Bergen Corporation	7%	10%	7%	8%

The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	June 24, 2016	September 25, 2015
McKesson Corporation	22%	24%
CuraScript, Inc.	13%	16%
Cardinal Health, Inc.	13%	13%
Amerisource Bergen Corporation	13%	12%

The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Acthar	31%	31%	30%	31%
Inomax	12%	9%	12%	3%
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
Prior year amounts have been recast to conform to current presentation.
The three reportable segments are further described below:

•	Specialty Brands produces and markets branded pharmaceutical and biopharmaceutical products and therapies;

•	Specialty Generics produces specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients; and

•	Nuclear Imaging manufactures and markets radiopharmaceuticals (nuclear medicine).

Selected information by business segment was as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net sales:
Specialty Brands	$589.3	$446.2	$1,667.5	$1,154.1
Specialty Generics	263.4	307.9	785.4	954.9
Nuclear Imaging	104.0	108.8	309.8	320.2
Net sales of operating segments	956.7	862.9	2,762.7	2,429.2
Other (1)	13.9	14.4	40.7	35.3
Net sales	$970.6	$877.3	$2,803.4	$2,464.5
Operating income:
Specialty Brands	$305.5	$189.2	$840.6	$434.8
Specialty Generics	101.2	157.2	321.0	501.4
Nuclear Imaging	22.6	23.8	68.7	47.4
Segment operating income	429.3	370.2	1,230.3	983.6
Unallocated amounts:
Corporate and allocated expenses (2)	(35.3)	(71.4)	(110.4)	(210.7)
Intangible asset amortization	(175.8)	(149.0)	(524.2)	(396.7)
Restructuring and related charges, net (3)	(15.3)	(22.7)	(32.1)	(33.6)
Non-restructuring impairment charges	—	—	(16.9)	—
Operating income	$202.9	$127.1	$546.7	$342.6

(1)	Represents historical CMDS-related intercompany transactions that represent Mallinckrodt continuing operations under an ongoing supply agreement with the acquirer of the CMDS business.

(2)	Includes administration expenses and certain compensation, environmental and other costs not charged to the Company's operating segments.

(3)	Includes restructuring-related accelerated depreciation.

Net sales by product family within the Company's segments are as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Acthar	$298.3	$268.7	$833.4	$763.1
Inomax	121.1	81.5	347.4	81.5
Ofirmev	70.7	62.1	208.7	201.6
Therakos immunotherapy	52.5	—	153.1	—
Hemostasis products	13.9	—	25.3	—
Other	32.8	33.9	99.6	107.9
Specialty Brands	589.3	446.2	1,667.5	1,154.1

Hydrocodone (API) and hydrocodone-containing tablets	38.2	37.4	115.7	138.0
Oxycodone (API) and oxycodone-containing tablets	30.6	31.6	97.4	127.2
Methylphenidate ER	24.3	30.0	80.1	112.6
Other controlled substances	124.7	157.4	356.3	414.7
Other	45.6	51.5	135.9	162.4
Specialty Generics	263.4	307.9	785.4	954.9

Nuclear Imaging	104.0	108.8	309.8	320.2

Other (1)	13.9	14.4	40.7	35.3
Net sales	$970.6	$877.3	$2,803.4	$2,464.5

(1)	Represents historical CMDS-related intercompany transactions that represent Mallinckrodt continuing operations under an ongoing supply agreement with the acquirer of the CMDS business.

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
Set forth below are the unaudited condensed consolidating financial statements for the three and nine months ended June 24, 2016 and June 26, 2015, and as of June 24, 2016 and September 25, 2015. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and other subsidiaries. Unaudited condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 24, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.1	$88.8	$433.0	$—	$521.9
Accounts receivable, net	—	—	500.0	—	500.0
Inventories	—	—	357.7	—	357.7
Deferred income taxes	—	—	115.7	—	115.7
Prepaid expenses and other current assets	0.7	0.3	130.0	—	131.0
Intercompany receivables	69.2	14.7	3,250.2	(3,334.1)	—
Total current assets	70.0	103.8	4,786.6	(3,334.1)	1,626.3
Property, plant and equipment, net	—	—	1,012.0	—	1,012.0
Goodwill	—	—	3,645.5	—	3,645.5
Intangible assets, net	—	—	9,258.5	—	9,258.5
Investment in subsidiaries	7,549.6	20,026.8	10,815.4	(38,391.8)	—
Intercompany loans receivable	202.8	—	2,346.6	(2,549.4)	—
Other assets	—	—	290.9	—	290.9
Total Assets	$7,822.4	$20,130.6	$32,155.5	$(44,275.3)	$15,833.2

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$19.7	$2.0	$—	$21.7
Accounts payable	—	—	125.4	—	125.4
Accrued payroll and payroll-related costs	—	—	110.5	—	110.5
Accrued interest	—	69.5	0.4	—	69.9
Accrued and other current liabilities	1.3	8.6	632.1	—	642.0
Intercompany payables	2,612.3	638.0	83.8	(3,334.1)	—
Total current liabilities	2,613.6	735.8	954.2	(3,334.1)	969.5
Long-term debt	—	6,023.2	255.8	—	6,279.0
Pension and postretirement benefits	—	—	136.4	—	136.4
Environmental liabilities	—	—	73.2	—	73.2
Deferred income taxes	—	—	2,772.5	—	2,772.5
Other income tax liabilities	—	—	95.3	—	95.3
Intercompany loans payable	—	2,549.4	—	(2,549.4)	—
Other liabilities	—	6.8	291.7	—	298.5
Total Liabilities	2,613.6	9,315.2	4,579.1	(5,883.5)	10,624.4
Shareholders' Equity	5,208.8	10,815.4	27,576.4	(38,391.8)	5,208.8
Total Liabilities and Shareholders' Equity	$7,822.4	$20,130.6	$32,155.5	$(44,275.3)	$15,833.2

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

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 24, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$970.6	$—	$970.6
Cost of sales	—	—	429.3	—	429.3
Gross profit	—	—	541.3	—	541.3
Selling, general and administrative expenses	12.3	0.2	235.9	—	248.4
Research and development expenses	—	—	76.1	—	76.1
Restructuring charges, net	—	—	14.1	—	14.1
Gains on divestiture and license	—	—	(0.2)	—	(0.2)
Operating (loss) income	(12.3)	(0.2)	215.4	—	202.9

Interest expense	(56.3)	(81.6)	(20.3)	62.6	(95.6)
Interest income	—	0.1	62.9	(62.6)	0.4
Other income (expense), net	2.6	0.1	(4.0)	—	(1.3)
Intercompany fees	(4.5)	—	4.5	—	—
Equity in net income of subsidiaries	260.2	380.5	308.9	(949.6)	—
Income from continuing operations before income taxes	189.7	298.9	567.4	(949.6)	106.4
Income tax benefit	(9.6)	(10.2)	(69.5)	—	(89.3)
Income from continuing operations	199.3	309.1	636.9	(949.6)	195.7
Income (loss) from discontinued operations, net of income taxes	—	(0.2)	3.8	—	3.6
Net income	199.3	308.9	640.7	(949.6)	199.3
Other comprehensive loss, net of tax	(0.6)	(0.6)	(1.4)	2.0	(0.6)
Comprehensive income	$198.7	$308.3	$639.3	$(947.6)	$198.7

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 26, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$877.3	$—	$877.3
Cost of sales	—	—	373.5	—	373.5
Gross profit	—	—	503.8	—	503.8
Selling, general and administrative expenses	29.5	9.1	256.4	—	295.0
Research and development expenses	—	—	59.9	—	59.9
Restructuring charges, net	1.5	—	21.2	—	22.7
Gains on divestiture and license	—	—	(0.9)	—	(0.9)
Operating (loss) income	(31.0)	(9.1)	167.2	—	127.1

Interest expense	(20.9)	(64.4)	(8.1)	20.9	(72.5)
Interest income	—	—	21.1	(20.9)	0.2
Other income (expense), net	46.3	—	(46.7)	—	(0.4)
Intercompany fees	(3.9)	—	3.9	—	—
Equity in net income of subsidiaries	61.4	120.1	46.6	(228.1)	—
Income (loss) from continuing operations before income taxes	51.9	46.6	184.0	(228.1)	54.4
Income tax benefit	(6.1)	—	4.9	—	(1.2)
Income from continuing operations	58.0	46.6	179.1	(228.1)	55.6
Income from discontinued operations, net of income taxes	—	—	2.4	—	2.4
Net income	58.0	46.6	181.5	(228.1)	58.0
Other comprehensive income, net of tax	9.8	9.8	19.4	(29.2)	9.8
Comprehensive income	$67.8	$56.4	$200.9	$(257.3)	$67.8

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended June 24, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$2,803.4	$—	$2,803.4
Cost of sales	—	—	1,290.8	—	1,290.8
Gross profit	—	—	1,512.6	—	1,512.6
Selling, general and administrative expenses	36.6	0.7	684.8	—	722.1
Research and development expenses	—	—	198.3	—	198.3
Restructuring charges, net	—	—	29.1	—	29.1
Non-restructuring impairment charges	—	—	16.9	—	16.9
Gains on divestiture and license	—	—	(0.5)	—	(0.5)
Operating (loss) income	(36.6)	(0.7)	584.0	—	546.7

Interest expense	(194.2)	(245.0)	(63.0)	211.6	(290.6)
Interest income	—	0.3	212.1	(211.6)	0.8
Other income (expense), net	82.6	1.7	(84.3)	—	—
Intercompany fees	(10.5)	—	10.5	—	—
Equity in net income of subsidiaries	663.7	1,024.5	833.4	(2,521.6)	—
Income from continuing operations before income taxes	505.0	780.8	1,492.7	(2,521.6)	256.9
Income tax benefit	(23.7)	(14.0)	(137.3)	—	(175.0)
Income from continuing operations	528.7	794.8	1,630.0	(2,521.6)	431.9
Income from discontinued operations, net of income taxes	—	38.6	58.2	—	96.8
Net income	528.7	833.4	1,688.2	(2,521.6)	528.7
Other comprehensive loss, net of tax	(66.6)	(66.6)	(133.7)	200.3	(66.6)
Comprehensive income	$462.1	$766.8	$1,554.5	$(2,321.3)	$462.1

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended June 26, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$2,464.5	$—	$2,464.5
Cost of sales	—	—	1,093.0	—	1,093.0
Gross profit	—	—	1,371.5	—	1,371.5
Selling, general and administrative expenses	91.9	9.3	726.3	—	827.5
Research and development expenses	—	—	170.6	—	170.6
Restructuring charges, net	9.2	—	24.2	—	33.4
Gains on divestiture and license	—	—	(2.6)	—	(2.6)
Operating (loss) income	(101.1)	(9.3)	453.0	—	342.6

Interest expense	(20.9)	(162.1)	(16.6)	20.9	(178.7)
Interest income	—	—	21.6	(20.9)	0.7
Other income (expense), net	188.7	—	(180.7)	—	8.0
Intercompany fees	(8.9)	—	8.9	—	—
Equity in net income of subsidiaries	185.6	342.2	170.8	(698.6)	—
Income from continuing operations before income taxes	243.4	170.8	457.0	(698.6)	172.6
Income tax benefit	(6.1)	—	(39.5)	—	(45.6)
Income from continuing operations	249.5	170.8	496.5	(698.6)	218.2
Income from discontinued operations, net of income taxes	—	—	31.3	—	31.3
Net income	249.5	170.8	527.8	(698.6)	249.5
Other comprehensive loss, net of tax	(48.0)	(48.0)	(96.4)	144.4	(48.0)
Comprehensive income	$201.5	$122.8	$431.4	$(554.2)	$201.5

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended June 24, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$34.9	$(21.0)	$980.5	$—	$994.4
Cash Flows From Investing Activities:
Capital expenditures	—	—	(133.5)	—	(133.5)
Acquisitions and intangibles, net of cash acquired	—	—	(169.5)	—	(169.5)
Proceeds from disposal of discontinued operations, net of cash	—	234.0	33.0	—	267.0
Intercompany loan investment, net	—	—	(1,079.4)	1,079.4	—
Investment in subsidiary	—	(507.9)	—	507.9	—
Restricted cash	—	—	47.1	—	47.1
Other	—	—	5.3	—	5.3
Net cash used in investing activities	—	(273.9)	(1,297.0)	1,587.3	16.4
Cash Flows From Financing Activities:
Issuance of external debt	—	—	98.3	—	98.3
Repayment of external debt and capital leases	—	(289.2)	(17.9)	—	(307.1)
Debt financing costs	—	—	(0.1)	—	(0.1)
Proceeds from exercise of share options	8.5	—	—	—	8.5
Repurchase of shares	(602.0)	—	—	—	(602.0)
Intercompany loan borrowings, net	558.6	520.8	—	(1,079.4)	—
Capital contribution	—	—	507.9	(507.9)	—
Other	—	—	(53.0)	—	(53.0)
Net cash (used in) provided by financing activities	(34.9)	231.6	535.2	(1,587.3)	(855.4)
Effect of currency rate changes on cash	—	—	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	—	(63.3)	219.3	—	156.0
Cash and cash equivalents at beginning of period	0.1	152.1	213.7	—	365.9
Cash and cash equivalents at end of period	$0.1	$88.8	$433.0	$—	$521.9

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended June 26, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$164.2	$(84.0)	$479.0	$—	$559.2
Cash Flows From Investing Activities:
Capital expenditures	—	—	(92.5)	—	(92.5)
Acquisition, net of cash acquired	—	—	(1,176.3)	—	(1,176.3)
Intercompany loan investment, net	(178.6)	—	(235.0)	413.6	—
Investment in subsidiary	—	(1,659.9)	—	1,659.9	—
Restricted cash	—	—	(21.9)	—	(21.9)
Other	—	—	2.6	—	2.6
Net cash used in investing activities	(178.6)	(1,659.9)	(1,523.1)	2,073.5	(1,288.1)
Cash Flows From Financing Activities:
Issuance of external debt	—	1,640.0	80.0	—	1,720.0
Repayment of external debt and capital leases	—	(253.3)	(1,204.5)	—	(1,457.8)
Debt financing costs	—	(25.0)	(0.3)	—	(25.3)
Excess tax benefit from share-based compensation	—	—	30.4	—	30.4
Proceeds from exercise of share options	29.7	—	—	—	29.7
Repurchase of shares	(15.4)	—	—	—	(15.4)
Intercompany loan borrowings, net	—	413.6	—	(413.6)	—
Capital contribution	—	—	1,659.9	(1,659.9)	—
Other	—	—	(28.1)	—	(28.1)
Net cash provided by financing activities	14.3	1,775.3	537.4	(2,073.5)	253.5
Effect of currency rate changes on cash	—	—	(7.1)	—	(7.1)
Net (decrease) increase in cash and cash equivalents	(0.1)	31.4	(513.8)	—	(482.5)
Cash and cash equivalents at beginning of period	0.3	18.5	689.0	—	707.8
Cash and cash equivalents at end of period	$0.2	$49.9	$175.2	$—	$225.3

20.	Subsequent Events

Restructuring
In July 2016, the Company's Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2016 Mallinckrodt Program") designed to further improve its cost structure, as the Company continues to transform its business. The 2016 Mallinckrodt Program is expected to include actions across all segments, as well as within corporate functions. There is no specified time period associated with the 2016 Mallinckrodt Program.

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
Beginning in the first quarter of fiscal year 2016, we revised the presentation of certain medical affairs costs to better align with industry practice, which were previously included in selling, general and administrative ("SG&A") expenses and are now included in research and development ("R&D") expenses. As a result, $15.9 million and $39.4 million of expenses previously included in SG&A for the three and nine months ended June 26, 2015, respectively, have been classified as R&D expenses to conform to this change. No other financial statement line items were impacted by this change in classification.
For further information on our business and products, refer to our Annual Report on Form 10-K for the year ended September 25, 2015, filed with the SEC on November 24, 2015.

Significant Events
Acquisitions
On February 1, 2016, we acquired three commercial stage topical hemostasis drugs from The Medicines Company ("the Hemostasis Acquisition") - RECOTHROM® Thrombin topical (Recombinant), PreveLeakTM Surgical Sealant, and RAPLIXATM (Fibrin Sealant (Human)) - for upfront consideration of $173.5 million, inclusive of existing inventory, and contingent milestone payments that could result in up to $395.0 million of additional consideration. The acquisition was funded with cash on hand.
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

Contrast Media and Delivery Systems Sale
On November 27, 2015, we completed the sale of our CMDS business to Guerbet S.A. ("Guerbet") for cash consideration of approximately $270.0 million, subject to yet to be resolved net working capital adjustments. The financial results for the CMDS business are presented as discontinued operations and prior year results have been recast to reflect this presentation. During the three months ended June 24, 2016, we recognized income from discontinued operations associated with the CMDS business, net of tax, of $1.7 million, which represented a gain on disposal. During the nine months ended June 24, 2016, we recognized income from discontinued operations of $94.8 million, which included a gain on disposal of $99.0 million. During the three and nine months ended June 26, 2015, we recognized income from discontinued operations associated with the CMDS business, net of tax, of $1.9 million and $7.9 million, respectively.

Business Factors Influencing the Results of Operations
Products
As a result of the fiscal 2016 and 2015 acquisitions, we obtained the sales and marketing rights to Inomax on April 16, 2015, Therakos on September 25, 2015, and three commercial stage topical hemostasis products on February 1, 2016. The addition of these products to our Specialty Brands portfolio contributed to the net sales and operating income within this segment. The aggregate net sales of these acquired products were $187.5 million and $525.8 million during the three and nine months ended June 24, 2016, respectively. Our cost of sales for the three and nine months ended June 24, 2016 included $2.6 million and $20.9 million, respectively, of expense recognition associated with the fair value adjustments of acquired inventory. We recognized aggregate amortization expense, primarily within cost of sales, associated with intangibles recognized from the Ikaria Acquisition, Therakos Acquisition and Hemostasis Acquisition of $50.6 million and $151.9 million during the three and nine months ended June 24, 2016, respectively. The three and nine months ended June 26, 2015 included $81.5 million of Inomax net sales and $25.9 million of amortization expense subsequent to the April 16, 2015 acquisition date. Cost of sales for the three and nine months ended June 26, 2015 included $4.0 million and $39.2 million, respectively, of expense recognition associated with the fair value adjustments of inventory.
In November 2014, we were informed by the U.S. Food and Drug Administration ("FDA") that it believes that our Methylphenidate ER products may not be therapeutically equivalent to the category reference listed drug and the FDA reclassified Methylphenidate ER from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX). The FDA has indicated that it has not identified any serious safety concerns with the products. We continue to market our Methylphenidate ER products as a class BX-rated drug. The FDA's action to reclassify our Methylphenidate ER products had, and is expected to continue to have, a negative impact on net sales and operating income unless the FDA reverses its decision. Net sales of our Methylphenidate ER products during the three and nine months ended June 24, 2016 were $24.3 million and $80.1 million, respectively, compared with $30.0 million and $112.6 million during the three and nine months ended June 26, 2015, respectively.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies.
During fiscal 2013, our Board of Directors approved a restructuring program in the amount of $100.0 million to $125.0 million ("the 2013 Mallinckrodt Program") that was planned to occur over a three-year period from the approval of the program, with an anticipated two-year cost recovery period. Through June 24, 2016, we incurred restructuring charges of $125.4 million under the 2013 Mallinckrodt Program, which were primarily incurred to generate savings within our SG&A expenses. In addition to the 2013 Mallinckrodt Program, we have taken restructuring actions to generate synergies from our acquisitions.
In July 2016, our Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2016 Mallinckrodt Program") designed to further improve our cost structure as we continue to transform our business. The 2016 Mallinckrodt Program is expected to include actions across all segments, as well as within corporate functions. There is no specified time period associated with the 2016 Mallinckrodt Program.

Research and Development Investment
We expect to continue to pursue targeted investments in R&D activities, both for existing products and the development of new portfolio assets. We intend to focus our R&D investments in the specialty pharmaceuticals and biopharmaceuticals areas, specifically investments to support our Specialty Brands, where we believe there is the greatest opportunity for growth and profitability. Our Specialty Brands include medicines for pain management, acute and critical care, and autoimmune and rare diseases (“ARD”). Our primary focus for the latter includes the therapeutic areas of neurology, rheumatology, nephrology, pulmonology and ophthalmology.
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
Specialty Generics. Specialty Generics development is focused on controlled substances and hard-to-manufacture pharmaceuticals with difficult-to-replicate pharmacokinetic profiles. As of June 24, 2016, we had several Abbreviated New Drug Applications ("ANDAs") on file with the FDA.
Nuclear Imaging. Our R&D efforts in our Nuclear Imaging segment are focused on driving efficiency and regulatory compliance.

Results of Operations
Three Months Ended June 24, 2016 Compared with Three Months Ended June 26, 2015

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
U.S.	$864.5	$770.5	12.2%
Europe, Middle East and Africa	88.0	73.4	19.9
Other	18.1	33.4	(45.8)
Net sales	$970.6	$877.3	10.6

Net sales for the three months ended June 24, 2016 increased $93.3 million, or 10.6%, to $970.6 million, compared with $877.3 million for the three months ended June 26, 2015. This increase was primarily driven by the inclusion of net sales of Therakos immunotherapy, a full quarter of Inomax net sales, compared with a partial quarter in the prior year, coupled with a favorable contracting cycle in the Inomax business and Acthar volume growth within the Specialty Brands segment. These increases were partially offset by decreased net sales of controlled substances and other products within the Specialty Generics segment and decreased Nuclear Imaging net sales. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended June 24, 2016 increased $37.5 million, or 7.4%, to $541.3 million, compared with $503.8 million for the three months ended June 26, 2015. The increase in gross profit primarily resulted from a shift in the mix of net sales toward the higher-margin Specialty Brands segment, due to the inclusion of Therakos immunotherapy and Inomax net sales growth. These increases were partially offset by a $27.0 million increase in amortization, primarily associated with Therakos immunotherapy, and a $36.1 million decrease in gross profit from the Specialty Generics segment. Gross profit margin was 55.8% for the three months ended June 24, 2016, compared with 57.4% for the three months ended June 26, 2015. The decrease in gross profit margin was primarily attributable to the increased amortization expense.

Selling, general and administrative expenses. SG&A expenses for the three months ended June 24, 2016 were $248.4 million, compared with $295.0 million for the three months ended June 26, 2015, a decrease of $46.6 million, or 15.8%. The decrease was primarily attributable to fiscal 2015 charges of $15.5 million associated with the settlement of Synacthen related litigation, $19.6 million of share-based compensation associated with Questcor equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition, that subsequently vested in September 2015, and $23.5 million of transaction costs primarily related to the Ikaria Acquisition. These decreases were partially offset from the addition of $8.2 million of SG&A expenses associated with the Ikaria and Therakos acquisitions. SG&A expenses were 25.6% of net sales for the three months ended June 24, 2016 and 33.6% of net sales for the three months ended June 26, 2015.
Research and development expenses. R&D expenses increased $16.2 million, or 27.0%, to $76.1 million for the three months ended June 24, 2016, compared with $59.9 million for the three months ended June 26, 2015, after the aforementioned reclassification. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of net sales, R&D expenses were 7.8% and 6.8% for the three months ended June 24, 2016 and June 26, 2015, respectively.
Restructuring charges, net. During the three months ended June 24, 2016, we recorded $15.3 million of restructuring and related charges, net, including $1.2 million of accelerated depreciation in SG&A and cost of sales, primarily related to employee severance and benefits across our Specialty Brands segment and corporate functions. During the three months ended June 26, 2015, we recorded restructuring and related charges, net, of $22.7 million, including $1.5 million of accelerated share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards upon the acquisition of Questcor, primarily related to employee severance benefits primarily within the Specialty Brands segment.
Non-Operating Items
Interest expense and interest income. During the three months ended June 24, 2016 and June 26, 2015, net interest expense was $95.2 million and $72.3 million, respectively. The increase in net interest expense was primarily related to the issuance of approximately $1.4 billion of debt associated with the Ikaria Acquisition, approximately $1.3 billion of debt associated with the Therakos Acquisition and a $7.9 million increase in interest accrued on deferred tax liabilities associated with outstanding installment notes. Interest expense during the three months ended June 24, 2016 and June 26, 2015 included $6.6 million and $6.4 million, respectively, of non-cash interest expense.
Other income (expense), net. During the three months ended June 24, 2016, we recorded other expense, net, of $1.3 million and during the three months ended June 26, 2015, we recorded other expense, net, of $0.4 million, both of which represented miscellaneous items, including gains and losses on intercompany financing foreign currency transactions and related hedging instruments.
Income tax expense (benefit). Income tax benefit was $89.3 million on income from continuing operations before income taxes of $106.4 million for the three months ended June 24, 2016 and income tax benefit was $1.2 million on income from continuing operations before income taxes of $54.4 million for the three months ended June 26, 2015. The effective tax rate for the three months ended June 24, 2016, as compared with the three months ended June 26, 2015 decreased by 81.7 percentage points. Included within this net decrease was a 21.0 percentage point decrease attributable to differing levels of income from continuing operations before taxes for the three months ended June 24, 2016 as compared with the three months ended June 26, 2015. Also within this decrease was a 25.8 percentage point decrease related to the tax benefit of a U.K. tax credit on a dividend between affiliates, which occurred within the three months ended June 24, 2016, and a 12.4 percentage point decrease attributable to the recognition of previously unrecognized tax benefits. The remaining 22.5 percentage point net decrease was predominately due to recent acquisitions which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of this 22.5 percentage point decrease to the tax rate, 16.0 percentage points can be attributed to the change in operating income and 6.5 percentage points related to changes in acquisition financing and amortization, as well as other non-acquisition related items.
It is reasonably possible that within the next twelve months, as a result of the resolution of various domestic and international examinations, appeals and litigation, additions related to prior period tax positions and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $31.0 million and the amount of related interest and penalties will decrease by up to $20.1 million.
Income (loss) from discontinued operations, net of income taxes. We recorded income from discontinued operations of $3.6 million during the three months ended June 24, 2016 and income from discontinued operations of $2.4 million during the three months ended June 26, 2015. The three months ended June 24, 2016 included a $1.7 million gain on the disposal of the CMDS business. The remaining amounts in both periods primarily related to miscellaneous items, including the results of operations for the CMDS business.

Nine Months Ended June 24, 2016 Compared with Nine Months Ended June 26, 2015

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Nine Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
U.S.	$2,485.7	$2,145.2	15.9%
Europe, Middle East and Africa	254.4	213.1	19.4
Other	63.3	106.2	(40.4)
Net sales	$2,803.4	$2,464.5	13.8

Net sales for the nine months ended June 24, 2016 increased $338.9 million, or 13.8%, to $2,803.4 million, compared with $2,464.5 million for the nine months ended June 26, 2015. This increase was primarily driven by the inclusion of net sales of Inomax and Therakos immunotherapy along with Acthar growth within the Specialty Brands segment. These increases were partially offset by decreased net sales of Methylphenidate ER, oxycodone-related products, hydrocodone-related products and other controlled substances within the Specialty Generics segment and decreased Nuclear Imaging net sales. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the nine months ended June 24, 2016 increased $141.1 million, or 10.3%, to $1,512.6 million, compared with $1,371.5 million for the nine months ended June 26, 2015. The increase in gross profit primarily resulted from a shift in the mix of net sales toward the higher-margin Specialty Brands segment, due to the inclusion of Inomax and Therakos immunotherapy. These increases were partially offset by a $126.5 million increase in amortization, primarily associated with Inomax and Therakos immunotherapy, and a $141.2 million decrease in gross profit from the Specialty Generics segment. During the nine months ended June 24, 2016 and June 26, 2015, gross profit included $20.9 million and $39.2 million, respectively, of expense associated with fair value adjustments of acquired inventory. Gross profit margin was 54.0% for the nine months ended June 24, 2016, compared with 55.7% for the nine months ended June 26, 2015. The decrease in gross profit margin was primarily attributable to the increased amortization expense.
Selling, general and administrative expenses. SG&A expenses for the nine months ended June 24, 2016 were $722.1 million, compared with $827.5 million for the nine months ended June 26, 2015, a decrease of $105.4 million, or 12.7%. The decrease was primarily attributable to fiscal 2015 charges of $53.5 million associated with the settlements of Questcor and Synacthen related litigation, $65.0 million of share-based compensation associated with Questcor equity awards that were converted into Mallinckrodt awards at the date of the Questcor Acquisition, that subsequently vested in September 2015, $30.6 million of transaction costs, primarily related to the Ikaria Acquisition, and a $13.3 million environmental charge. The nine months ended June 24, 2016 included $11.5 million of legal reserve charges and $10.6 million of benefits from changes in the fair value of contingent consideration liabilities. The remaining change resulted from the addition of $56.7 million of SG&A expenses associated with the Ikaria and Therakos acquisitions partially offset by benefits from restructuring actions. SG&A expenses were 25.8% of net sales for the nine months ended June 24, 2016 and 33.6% of net sales for the nine months ended June 26, 2015.
Research and development expenses. R&D expenses increased $27.7 million, or 16.2%, to $198.3 million for the nine months ended June 24, 2016, compared with $170.6 million for the nine months ended June 26, 2015, after the aforementioned reclassification. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of net sales, R&D expenses were 7.1% and 6.9% for the nine months ended June 24, 2016 and June 26, 2015, respectively.
Restructuring charges, net. During the nine months ended June 24, 2016, we recorded $32.1 million of restructuring and related charges, net, including $3.0 million of accelerated depreciation in SG&A and cost of sales, primarily related to employee severance and benefits across the Specialty Brands segment and corporate functions. During the nine months ended June 26, 2015, we recorded restructuring and related charges, net, of $33.6 million, including $0.2 million of accelerated depreciation in cost of sales and $9.2 million of accelerated share-based compensation associated with Questcor unvested equity awards that were converted into Mallinckrodt awards upon the acquisition of Questcor, primarily related to employee severance benefits within the Specialty Brands and Specialty Generics segments.

Non-restructuring impairment charges. Non-restructuring impairment charges were $16.9 million for the nine months ended June 24, 2016. The impairments related to in-process research and development intangible assets related to the CNS Therapeutics acquisition in fiscal 2013. The impairments resulted from delays in anticipated FDA approval, higher than expected development costs and lower than previously anticipated commercial opportunities.
Non-Operating Items
Interest expense and interest income. During the nine months ended June 24, 2016 and June 26, 2015, net interest expense was $289.8 million and $178.0 million, respectively. The increase in net interest expense was primarily related to the issuance of approximately $1.4 billion of debt associated with the Ikaria Acquisition, approximately $1.3 billion of debt associated with the Therakos Acquisition and a $31.5 million increase in interest accrued on deferred tax liabilities associated with outstanding installment notes. Interest expense during the nine months ended June 24, 2016 and June 26, 2015 included $20.1 million and $17.4 million, respectively, of non-cash interest expense.
Other income (expense), net. We recorded other income, net, of $8.0 million during the nine months ended June 26, 2015, which represented miscellaneous items, including gains and losses on intercompany financing foreign currency transactions and related hedging instruments. Similar income and expenses incurred during the nine months ended June 24, 2016 resulted in no net expense.
Income tax expense (benefit). Income tax benefit was $175.0 million on income from continuing operations before income taxes of $256.9 million for the nine months ended June 24, 2016 and income tax benefit was $45.6 million on income from continuing operations before income taxes of $172.6 million for the nine months ended June 26, 2015. The effective tax rate for the nine months ended June 24, 2016, as compared with the nine months ended June 26, 2015 decreased by 41.7 percentage points. Included within this net decrease was an 11.0 percentage point decrease attributable to differing levels of income from continuing operations before taxes for the nine months ended June 24, 2016 as compared with the nine months ended June 26, 2015. Also within this decrease was a 10.7 percentage point decrease related to the tax benefit of a U.K. tax credit on a dividend between affiliates, which occurred within the nine months ended June 24, 2016, and a 2.5 percentage point decrease attributable to the recognition of previously unrecognized tax benefits. The remaining 17.5 percentage point net decrease was predominately due to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income partially offset by amortization. The change in the U.S. jurisdiction was primarily attributable to increased amortization and the cost of financing recent acquisitions. Of this 17.5 percentage point decrease to the tax rate, 10.8 percentage points can be attributed to the change in operating income and 6.7 percentage points related to changes in acquisition financing and amortization, as well as other non-acquisition related items.
Income (loss) from discontinued operations, net of income taxes. We recorded income of $96.8 million and $31.3 million from discontinued operations, net of income taxes, during the nine months ended June 24, 2016 and June 26, 2015, respectively. During the nine months ended June 24, 2016, the income from discontinued operations included a $99.0 million gain on disposal of the CMDS business. The income for the nine months ended June 26, 2015 primarily related to the expiration of a $22.5 million tax indemnification obligation associated with a business that was disposed of in fiscal 1997. The remaining amounts in both periods primarily related to the results of operations for the CMDS business.

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

Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include net sales and expenses associated with sales of products to the acquirer of the CMDS business under an ongoing supply agreement, intangible asset amortization, and net restructuring and related charges. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating income and in the reconciliations presented below. Selected information by business segment is as follows:

Three Months Ended June 24, 2016 Compared with Three Months Ended June 26, 2015
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
Specialty Brands	$589.3	$446.2	32.1%
Specialty Generics	263.4	307.9	(14.5)
Nuclear Imaging	104.0	108.8	(4.4)
Net sales of operating segments	956.7	862.9	10.9
Other (1)	13.9	14.4	(3.5)
Net sales	$970.6	$877.3	10.6

(1)
Represents net sales from an ongoing, post-divestiture supply agreement with the acquirer of the CMDS business. Amounts for periods prior to the divestiture represent the reclassification of intercompany sales to third-party sales to conform with the expected presentation of the ongoing supply agreement.

Specialty Brands. Net sales for the three months ended June 24, 2016 increased $143.1 million to $589.3 million, compared with $446.2 million for the three months ended June 26, 2015. The increase in net sales was primarily driven by the acquisition of Therakos which increased net sales by $52.5 million. Inomax net sales increased by $39.6 million due to a favorable contracting cycle, increased demand and the timing of the acquisition in fiscal 2015. Net sales of Acthar increased $29.6 million or 11.0% compared with the three months ended June 26, 2015 due to increased volume.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
U.S.	$569.3	$442.6	28.6%
Europe, Middle East and Africa	18.4	2.5	636.0
Other	1.6	1.1	45.5
Net sales	$589.3	$446.2	32.1

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
Acthar	$298.3	$268.7	11.0%
Inomax	121.1	81.5	48.6
Ofirmev	70.7	62.1	13.8
Therakos immunotherapy	52.5	—	—
Hemostasis products	13.9	—	—
Other	32.8	33.9	(3.2)
Specialty Brands	$589.3	$446.2	32.1

Specialty Generics. Net sales for the three months ended June 24, 2016 decreased $44.5 million, or 14.5%, to $263.4 million, compared with $307.9 million for the three months ended June 26, 2015. The decrease in net sales was driven by decreases of $32.7 million and $5.7 million in net sales of other controlled substances and Methylphenidate ER, respectively. The decrease in other controlled substances were led by decreases of $15.7 million and $12.2 million in Methylphenidate IR and acetaminophen API net sales, respectively, primarily attributable to increased market competition. The decrease in Methylphenidate ER net sales was primarily attributable to the FDA reclassification of these products to therapeutically inequivalent status. Net sales for the three months ended June 24, 2016 reflect a $9.2 million benefit, across the above product categories, due to a customer's failure to meet certain requirements under a rebate program.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
U.S.	$227.4	$255.1	(10.9)%
Europe, Middle East and Africa	22.5	25.2	(10.7)
Other	13.5	27.6	(51.1)
Net sales	$263.4	$307.9	(14.5)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$38.2	$37.4	2.1%
Oxycodone (API) and oxycodone-containing tablets	30.6	31.6	(3.2)
Methylphenidate ER	24.3	30.0	(19.0)
Other controlled substances	124.7	157.4	(20.8)
Other	45.6	51.5	(11.5)
Specialty Generics	$263.4	$307.9	(14.5)

Nuclear Imaging. Net sales for the three months ended June 24, 2016 decreased $4.8 million, or 4.4%, to $104.0 million compared with $108.8 million for the three months ended June 26, 2015. The decrease was primarily driven by lower net sales of generators.
Net sales for Nuclear Imaging by geography were as follows (dollars in millions):

	Three Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
U.S.	$67.8	$73.0	(7.1)%
Europe, Middle East and Africa	33.2	31.1	6.8
Other	3.0	4.7	(36.2)
Net sales	$104.0	$108.8	(4.4)

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended June 24, 2016 and June 26, 2015 is shown in the following table (dollars in millions):

	Three Months Ended
	June 24, 2016		June 26, 2015
Specialty Brands	$305.5	51.8%	$189.2	42.4%
Specialty Generics	101.2	38.4	157.2	51.1
Nuclear Imaging	22.6	21.7	23.8	21.9
Segment operating income	429.3	44.9	370.2	42.9
Unallocated amounts:
Corporate and allocated expenses	(35.3)		(71.4)
Intangible asset amortization	(175.8)		(149.0)
Restructuring and related charges, net (1)	(15.3)		(22.7)
Total operating income	$202.9		$127.1

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the three months ended June 24, 2016 increased $116.3 million to $305.5 million, compared with $189.2 million for the three months ended June 26, 2015. Operating margin increased to 51.8% for the three months ended June 24, 2016, compared with 42.4% for the three months ended June 26, 2015. The increase in operating income and margin was impacted by the $143.1 million increase in net sales, primarily attributable to the acquisition of Therakos immunotherapy, the timing of the Inomax acquisition and strong Acthar performance. Operating income also benefited from a $16.4 million decrease in SG&A expenses, which reflects $19.6 million of share-based compensation expense associated with Questcor Acquisition equity awards during fiscal 2015 that did not recur in the current year. These factors were partially offset by a $9.1 million increase in R&D expenses in fiscal 2016.
Specialty Generics. Operating income for the three months ended June 24, 2016 decreased $56.0 million to $101.2 million, compared with $157.2 million for the three months ended June 26, 2015. Operating margin decreased to 38.4% for the three months ended June 24, 2016, compared with 51.1% for the three months ended June 26, 2015. The decrease in operating income and margin was impacted by the $44.5 million decrease in net sales, which resulted in a $36.1 million unfavorable gross profit impact, due to increased competition for volume and pricing in several product categories. In addition, there was a $15.8 million increase in R&D expenses in fiscal 2016.
Nuclear Imaging. Operating income for the three months ended June 24, 2016 decreased $1.2 million to $22.6 million, compared with $23.8 million for the three months ended June 26, 2015. Operating margin decreased to 21.7% for the three months ended June 24, 2016, compared with 21.9% for the three months ended June 26, 2015. The decrease in operating income and margin was primarily attributable to an $8.3 million decrease in gross profit that was partially offset by a $6.6 million decrease in R&D expenses.
Corporate and allocated expenses. Corporate and allocated expenses were $35.3 million and $71.4 million for the three months ended June 24, 2016 and June 26, 2015, respectively. The three months ended June 24, 2016 included a $4.3 million benefit from a change in the fair value of a contingent consideration liability and $2.9 million of expense associated with the distribution of drug deactivation pouches to fight prescription drug abuse. The three months ended June 26, 2015 included $23.5 million of transaction costs associated with the Ikaria acquisition and a $15.5 million expense from the settlement of Synacthen related litigation. The remaining increase is attributable to higher regulatory and employee costs.

Nine Months Ended June 24, 2016 Compared with Nine Months Ended June 26, 2015
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Nine Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
Specialty Brands	$1,667.5	$1,154.1	44.5%
Specialty Generics	785.4	954.9	(17.8)
Nuclear Imaging	309.8	320.2	(3.2)
Net sales of operating segments	2,762.7	2,429.2	13.7
Other (1)	40.7	35.3	15.3
Net sales	$2,803.4	$2,464.5	13.8

(1)
Represents net sales from an ongoing, post-divestiture supply agreement with the acquirer of the CMDS business. Amounts for periods prior to the divestiture represent the reclassification of intercompany sales to third-party sales to conform with the expected presentation of the ongoing supply agreement.

Specialty Brands. Net sales for the nine months ended June 24, 2016 increased $513.4 million to $1,667.5 million, compared with $1,154.1 million for the nine months ended June 26, 2015. The increase in net sales was primarily driven by the acquisition and growth of Inomax and the acquisition of Therakos immunotherapy, which increased net sales by $265.9 million and $153.1 million, respectively. In addition, net sales of Acthar increased by $70.3 million or 9.2% compared with the nine months ended June 26, 2015 primarily due to increased volume. Other Specialty Brands included a $6.8 million benefit due to lower than expected returns of Exalgo following the loss of exclusivity in May 2014.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Nine Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
U.S.	$1,611.0	$1,145.0	40.7%
Europe, Middle East and Africa	52.1	8.0	551.3
Other	4.4	1.1	300.0
Net sales	$1,667.5	$1,154.1	44.5

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Nine Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
Acthar	$833.4	$763.1	9.2%
Inomax	347.4	81.5	326.3
Ofirmev	208.7	201.6	3.5
Therakos immunotherapy	153.1	—	—
Hemostasis products	25.3	—	—
Other	99.6	107.9	(7.7)
Specialty Brands	$1,667.5	$1,154.1	44.5

Specialty Generics. Net sales for the nine months ended June 24, 2016 decreased $169.5 million, or 17.8%, to $785.4 million, compared with $954.9 million for the nine months ended June 26, 2015. The decrease in net sales was driven by decreases of $58.4 million, $32.5 million, $29.8 million and $22.3 million in net sales of other controlled substances, Methylphenidate ER, oxycodone-related products, and hydrocodone-related products, respectively. Other generics decreased by $26.5 million primarily attributable to lower net sales of contract manufacturing operations. The decrease in other controlled substances, oxycodone-related products, and hydrocodone-related products net sales were related to increased market competition. The decrease in Methylphenidate ER net sales was primarily attributable to the FDA reclassification of these products to therapeutically inequivalent status.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Nine Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
U.S.	$670.2	$791.6	(15.3)%
Europe, Middle East and Africa	64.8	74.8	(13.4)
Other	50.4	88.5	(43.1)
Net sales	$785.4	$954.9	(17.8)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Nine Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$115.7	$138.0	(16.2)%
Oxycodone (API) and oxycodone-containing tablets	97.4	127.2	(23.4)
Methylphenidate ER	80.1	112.6	(28.9)
Other controlled substances	356.3	414.7	(14.1)
Other	135.9	162.4	(16.3)
Specialty Generics	$785.4	$954.9	(17.8)

Nuclear Imaging. Net sales for the nine months ended June 24, 2016 decreased $10.4 million, or 3.2%, to $309.8 million compared with $320.2 million for the nine months ended June 26, 2015. The decrease was primarily driven by a $5.7 million unfavorable impact from exchange rates.
Net sales for Nuclear Imaging by geography were as follows (dollars in millions):

	Nine Months Ended
	June 24, 2016	June 26, 2015	Percentage Change
U.S.	$204.5	$208.7	(2.0)%
Europe, Middle East and Africa	96.8	94.9	2.0
Other	8.5	16.6	(48.8)
Net sales	$309.8	$320.2	(3.2)

Operating Income
Operating income by segment and as a percentage of segment net sales for the nine months ended June 24, 2016 and June 26, 2015 is shown in the following table (dollars in millions):

	Nine Months Ended
	June 24, 2016		June 26, 2015
Specialty Brands	$840.6	50.4%	$434.8	37.7%
Specialty Generics	321.0	40.9	501.4	52.5
Nuclear Imaging	68.7	22.2	47.4	14.8
Segment operating income	1,230.3	44.5	983.6	40.5
Unallocated amounts:
Corporate and allocated expenses	(110.4)		(210.7)
Intangible asset amortization	(524.2)		(396.7)
Restructuring and related charges, net (1)	(32.1)		(33.6)
Non-restructuring impairment charges	(16.9)		—
Total operating income	$546.7		$342.6

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the nine months ended June 24, 2016 increased $405.8 million to $840.6 million, compared with $434.8 million for the nine months ended June 26, 2015. Operating margin increased to 50.4% for the nine months ended June 24, 2016, compared with 37.7% for the nine months ended June 26, 2015. The increase in operating income and margin was impacted by the $513.4 million increase in net sales, primarily attributable to the acquisitions of Inomax and Therakos immunotherapy. These higher net sales were partially offset by a net $4.5 million increase in SG&A expenses. The net increase was attributable to increased branded pharmaceutical fees, legal costs and $56.7 million of incremental costs from acquisitions; these factors were partially offset by $65.0 million of share-based compensation expense associated with Questcor Acquisition equity awards during fiscal 2015 that did not recur in the current year. Increased R&D expenses reduced operating income by $19.7 million.
Specialty Generics. Operating income for the nine months ended June 24, 2016 decreased $180.4 million to $321.0 million, compared with $501.4 million for the nine months ended June 26, 2015. Operating margin decreased to 40.9% for the nine months ended June 24, 2016, compared with 52.5% for the nine months ended June 26, 2015. The decrease in operating income and margin was impacted by the $169.5 million decrease in net sales, which resulted in an $141.2 million unfavorable gross profit impact, due to increased competition in several product categories. Increased R&D expenses reduced operating income by $35.5 million.
Nuclear Imaging. Operating income for the nine months ended June 24, 2016 increased $21.3 million to $68.7 million, compared with $47.4 million for the nine months ended June 26, 2015. Operating margin increased to 22.2% for the nine months ended June 24, 2016, compared with 14.8% for the nine months ended June 26, 2015. The increase in operating income and margin was primarily attributable to a $19.6 million reduction in SG&A expenses primarily due to benefits from restructuring actions and a $24.8 million decrease in R&D expenses. These factors were partially offset by a $23.0 million decrease in gross profit, attributable to lower net sales and the unscheduled shutdown of the High Flux Reactor early in the current fiscal year.
Corporate and allocated expenses. Corporate and allocated expenses were $110.4 million and $210.7 million for the nine months ended June 24, 2016 and June 26, 2015, respectively. The nine months ended June 24, 2016 included $11.5 million of provisions for legal matters and $10.6 million in benefit from a change in the fair value of contingent consideration liabilities. The nine months ended June 26, 2015 included $53.5 million associated with the settlement of Questcor and Synacthen related litigation matters, a $13.3 million environmental remediation charge and $30.6 million of transaction costs, primarily associated with the Ikaria acquisition.

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
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Nine Months Ended
	June 24, 2016	June 26, 2015
Net cash provided by (used in):
Operating activities	$994.4	$559.2
Investing activities	16.4	(1,288.1)
Financing activities	(855.4)	253.5
Effect of currency exchange rate changes on cash and cash equivalents	0.6	(7.1)
Net increase (decrease) in cash and cash equivalents	$156.0	$(482.5)

Operating Activities
Net cash provided by operating activities of $994.4 million for the nine months ended June 24, 2016 was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to a $193.9 million inflow from net investment in working capital. The working capital inflow was primarily driven by a $140.7 million inflow from net tax related balances, a $51.2 million decrease in accounts receivable, net, and a $17.1 million inflow in other assets and liabilities, partially offset by an $8.6 million decrease in accounts payable. The inflow from tax related balances was primarily attributable to refunds of tax overpayments. The decrease in accounts receivable, net, was primarily due to timing of annual customer incentive payments and sales within the period.
Net cash provided by operating activities of $559.2 million for the nine months ended June 26, 2015 was primarily attributable to income from continuing operations, as adjusted for non-cash items, partially offset by a $69.0 million outflow from net investment in working capital. The working capital net outflow was primarily driven by a $161.1 million decrease in other assets and liabilities and a $22.9 million increase in accounts receivable, net, partially offset by a $61.6 million inflow from net tax related balances, a $36.9 million decrease in inventory, and a $16.5 million increase in accounts payable. The $161.1 million decrease in other assets and liabilities resulted largely from the annual payout of cash bonuses for performance in the prior fiscal year, restructuring payments and royalty payments. The inflow from tax related balances was primarily attributable to refunds of tax overpayments.
On March 31, 2016, we terminated six of our previously frozen U.S. pension plans. We are evaluating alternatives to settle the outstanding obligations of these pension plans, and expect final settlement to occur during fiscal 2017, subject to customary regulatory approvals. Our ultimate settlement obligation is expected to be funded with cash on hand.

Investing Activities
Net cash provided by investing activities was $16.4 million for the nine months ended June 24, 2016, compared with a $1,288.1 million cash outflow for the nine months ended June 26, 2015. The $1,304.5 million increase in cash inflows primarily resulted from a $170.2 million net cash outflow for the Hemostasis Acquisition in the nine months ended June 24, 2016 compared with a $1,176.3 million net cash outflow for the acquisition of Ikaria in the nine months ended June 26, 2015. The increase was also impacted by a $267.0 million cash inflow from the sale of the CMDS operations and a net $69.0 million increase in cash inflows from restricted cash transactions. The cash that was restricted during the nine months ended June 26, 2015 was released during the nine months ended June 24, 2016 along with the cash that was previously restricted for payment of Synacthen contingent consideration. These factors were partially offset by a $41.0 million increase in cash outflows for capital expenditures.

Financing Activities
Net cash used in financing activities was $855.4 million for the nine months ended June 24, 2016, compared with $253.5 million net cash provided by financing activities for the nine months ended June 26, 2015. The $1,108.9 million increase in cash outflows largely resulted from a $1,621.7 million decrease in cash inflows from issuance of external debt, a $586.6 million increase in cash outflows for the repurchase of our ordinary shares, a $51.6 million decrease in cash inflows from proceeds from stock option exercises and the related excess tax benefits, and a $24.9 million increase in cash outflows for payments of contingent consideration primarily due to the final BioVectra contingent consideration payment, partially offset by a $1,150.7 million decrease in cash outflows from repayments of external debt and capital leases and a $25.2 million decrease in cash outflows from debt financing costs. The higher debt activity in the nine months ended June 26, 2015 was primarily attributable to financing of the Ikaria Acquisition and immediate repayment of debt assumed in that transaction.
In July 2016, we repaid $250.0 million on our outstanding revolving credit facility, which increased the available borrowing capacity under the revolving credit facility.

Debt and Capitalization
At June 24, 2016, the total principal amount of debt was $6,396.0 million as compared with the total principal amount of debt at September 25, 2015 of $6,606.5 million. The total principal amount of debt at June 24, 2016 was comprised of $3,946.2 million of fixed-rate instruments, $1,963.5 million of variable-rate term loans, $250.0 million of borrowings under a variable-rate revolving credit facility, $235.0 million of borrowings under a variable-rate securitization program and $1.3 million of capital lease obligations. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of June 24, 2016, our fixed-rate instruments have a weighted-average interest rate of 5.29% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.80% and has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved may be material. During the nine months ended June 24, 2016, we repurchased $26.0 million of face value of our debt.
At June 24, 2016, $22.1 million of our debt was classified as current, as these payments are expected to be made within the next twelve months.
In addition to the borrowing capacity under our receivable securitization program, we have a $500.0 million revolving credit facility. At June 24, 2016, we had $250.0 million outstanding under our revolving credit facility. As such there was $250.0 million of additional borrowing capacity under our revolving credit facility.
As of June 24, 2016, we were, and expect to remain, in full compliance with the provisions and covenants associated with our debt agreements.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the date of sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet as of June 24, 2016 was $15.8 million, of which $13.0 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at June 24, 2016. As of June 24, 2016, the maximum future payments we could be required to make under these indemnification obligations was $71.0 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in other assets on our unaudited condensed consolidated balance sheet at June 24, 2016.
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

Off-Balance Sheet Arrangements
We are required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating our ability to fund the decommissioning of our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though we do not intend to close this facility. We have provided this financial assurance in the form of a $57.2 million surety bond. As of June 24, 2016, we had various other letters of credit, guarantees and surety bonds totaling $33.1 million.
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
We exchanged title to $88.0 million of our plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. We also simultaneously leased such assets back from Saint Louis County under a capital lease expiring December 2025, the terms of which provide us with the right of offset against the IRBs. The lease also provides an option for us to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a property tax abatement for ten years from the date the property was placed in service. Due to the right of offset, the capital lease obligations and IRB assets are recorded net, and therefore do not appear in the unaudited condensed consolidated balance sheets. We expect that the right of offset will be applied to payments required under these arrangements. During the third quarter of fiscal 2016, the Company and St. Louis County agreed on a change in valuation of the plant assets and IRBs and a sale of additional assets to St. Louis County. The net effect of the agreements between the Company and St. Louis County during the quarter resulted in a new valuation of plant assets of $73.7 million, a decrease of $14.3 million.
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
We believe that our accounting policies for revenue recognition, goodwill and other intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended June 24, 2016, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended September 25, 2015.

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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of June 24, 2016, our outstanding debt included $1,963.5 million variable-rate debt on our senior secured term loan, $250.0 million on our senior unsecured revolving credit facility and $235.0 million variable-rate debt on our receivables securitization program. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $6.1 million.
The remaining outstanding debt as of June 24, 2016 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of June 24, 2016 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. Dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $18.6 million as of June 24, 2016. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. Dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of June 24, 2016 that measures the change in the net financial position arising from a hypothetical 10.0% adverse movement in the exchange rates of the Euro and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10.0% adverse change in the above currencies was $30.7 million as of June 24, 2016. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 24, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Recent public and governmental scrutiny of the cost of healthcare generally and pharmaceuticals in particular, especially in connection with price increases of certain products, could affect our ability to maintain or increase the prices of one or more of our products, which could negatively impact our future revenue and profitability. Certain press reports and other commentary have criticized the substantial increases in the price of Acthar that occurred prior to our acquisition of the product. Acthar represented 29.7% of our net sales for the nine months ended June 24, 2016. In addition, U.S. federal prosecutors recently issued subpoenas to another pharmaceutical company seeking information about its drug pricing practices, among other issues, and members of the U.S. Congress have sought information from certain pharmaceutical companies (not including Mallinckrodt) relating to drug price increases. We cannot predict whether any particular legislative or regulatory changes or changes in insurers’ reimbursement practices may result from any such public scrutiny, what the nature of any such changes might be or what impact they may have on us. If legislative or regulatory action were taken or insurers changed their reimbursement practices to limit our ability to maintain or increase the prices of our products, our future revenue and profitability could be negatively affected.

Our share price may fluctuate significantly.
The market price of our ordinary shares may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our results of operations;

•	changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	perceived impacts to our results from acquisitions of products, licenses rights or businesses;

•	the operating and share price performance of comparable companies;

•	actual or anticipated sales of our ordinary shares;

•	allegations by third parties (even if unsubstantiated) regarding our products or business practices;

•	publicity and media reports regarding actual or potential competitive or other developments in the markets we serve;

•	new regulations or legislation in the U.S. relating to the development, sale or pricing of pharmaceuticals or medical devices;

•	political pressure to reduce the pricing of pharmaceuticals;

•	continued consolidation in pharmacy networks and among insurers that may further increase their competitive market power;

•	changes to the regulatory and legal environment in which we operate; and

•	U.S. and worldwide economic conditions.
Third parties, some of whom may have taken investment positions that would increase in value if our share price declines (“short sellers”), may make allegations related to our products or business practices. These short sellers make a profit when our shares decline in value, and their actions and public statements, and the resulting publicity, may cause further volatility in our share price. In November 2015, one short seller publicly made assertions regarding Acthar that were not substantiated in any way. In March 2016 the short seller reiterated, again without any substantiation, many of the same assertions. On both occasions, the unsubstantiated assertions attracted media attention and our share price fluctuated. This volatility may cause the value of a shareholder’s investment to decline.
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
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended June 24, 2016. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.
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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs
March 26, 2016 to April 22, 2016	730	$64.31	—	$575.0
April 23, 2016 to May 27, 2016	1,517,476	58.21	1,517,460	486.7
May 28, 2016 to June 24, 2016	185,941	64.56	185,921	474.7

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Amended and Restated Memorandum and Articles of Association of Mallinckrodt plc (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed July 1, 2013).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended June 24, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

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

Date: August 2, 2016