Form 10-QT
period 2016-12-30
Mallinckrodt plc
filed 2017-02-07
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2016 to December 30, 2016

Commission File Number : 001-35803
 _________________________________
Mallinckrodt public limited company
(Exact name of registrant as specified in its charter)
 _________________________________

Ireland	98-1088325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Lotus Park, The Causeway, Staines Upon Thames,
Surrey TW18 3AG, United Kingdom
(Address of principal executive offices) (Zip Code)

Telephone: +44 017 8463 6700
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
Ordinary shares, $0.20 par value - 104,694,686 shares as of February 3, 2017

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended
	December 30, 2016	December 25, 2015
Net sales	$829.9	$811.2
Cost of sales	384.1	360.3
Gross profit	445.8	450.9

Selling, general and administrative expenses	368.3	223.3
Research and development expenses	66.2	61.4
Restructuring charges, net	3.8	4.1
Non-restructuring impairment charges	214.3	—
Operating (loss) income	(206.8)	162.1

Interest expense	(91.3)	(97.8)
Interest income	0.5	0.2
Other (loss) income, net	(0.9)	2.0
(Loss) income from continuing operations before income taxes	(298.5)	66.5

Income tax benefit	(121.7)	(37.3)
(Loss) income from continuing operations	(176.8)	103.8

Income from discontinued operations, net of income taxes	23.6	107.3

Net (loss) income	$(153.2)	$211.1

Basic earnings per share (Note 7):
(Loss) income from continuing operations	$(1.67)	$0.90
Income from discontinued operations	0.22	0.93
Net (loss) income	$(1.45)	$1.83

Basic weighted-average shares outstanding	105.7	115.4

Diluted earnings per share (Note 7):
(Loss) income from continuing operations	$(1.67)	$0.89
Income from discontinued operations	0.22	0.92
Net (loss) income	$(1.45)	$1.82

Diluted weighted-average shares outstanding	105.7	116.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	December 30, 2016	December 25, 2015
Net (loss) income	$(153.2)	$211.1
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(21.1)	(68.1)
Unrecognized gain on derivatives, net of $- and $- tax	0.2	0.1
Unrecognized gain on benefit plans, net of ($19.3) and ($1.0) tax	34.0	1.8
Total other comprehensive income (loss), net of tax	13.1	(66.2)
Comprehensive (loss) income	$(140.1)	$144.9

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 30, 2016	September 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$342.0	$280.5
Accounts receivable, less allowance for doubtful accounts of $4.0 and $4.0	431.0	465.8
Inventories	350.7	335.6
Prepaid expenses and other current assets	131.9	115.9
Current assets held for sale	310.9	308.8
Total current assets	1,566.5	1,506.6
Property, plant and equipment, net	881.5	844.0
Goodwill	3,498.1	3,705.3
Intangible assets, net	9,000.5	9,182.3
Other assets	259.7	260.5
Total Assets	$15,206.3	$15,498.7

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$271.2	$256.3
Accounts payable	112.1	110.1
Accrued payroll and payroll-related costs	76.1	116.0
Accrued interest	68.7	80.6
Accrued and other current liabilities	658.8	550.9
Current liabilities held for sale	120.3	120.8
Total current liabilities	1,307.2	1,234.7
Long-term debt	5,880.8	5,788.7
Pension and postretirement benefits	136.4	144.9
Environmental liabilities	73.0	73.4
Deferred income taxes	2,398.1	2,581.4
Other income tax liabilities	70.4	67.7
Other liabilities	356.1	337.2
Total Liabilities	10,222.0	10,228.0
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 118,182,944 and 118,137,297 issued; 104,667,545 and 107,167,693 outstanding	23.6	23.6
Ordinary shares held in treasury at cost, 13,515,399 and 10,969,604	(919.8)	(762.6)
Additional paid-in capital	5,424.0	5,412.7
Retained earnings	529.0	682.6
Accumulated other comprehensive loss	(72.5)	(85.6)
Total Shareholders' Equity	4,984.3	5,270.7
Total Liabilities and Shareholders' Equity	$15,206.3	$15,498.7

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	December 30, 2016	December 25, 2015
Cash Flows From Operating Activities:
Net (loss) income	$(153.2)	$211.1
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	203.2	206.0
Share-based compensation	11.0	8.5
Deferred income taxes	(204.3)	(108.9)
Non-cash impairment charges	214.3	—
Gain on disposal of discontinued operations	—	(97.0)
Other non-cash items	(0.7)	4.1
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	36.5	68.4
Inventories	(26.3)	(14.5)
Accounts payable	5.4	(13.0)
Income taxes	0.6	82.3
Other	109.1	(35.6)
Net cash provided by operating activities	195.6	311.4
Cash Flows From Investing Activities:
Capital expenditures	(65.2)	(49.0)
Acquisitions and intangibles, net of cash acquired	(1.8)	—
Proceeds from disposal of discontinued operations, net of cash	—	264.0
Restricted cash	—	(0.1)
Other	(10.2)	0.7
Net cash (used in) provided by investing activities	(77.2)	215.6
Cash Flows From Financing Activities:
Issuance of external debt	190.0	62.0
Repayment of external debt and capital leases	(86.7)	(129.6)
Debt financing costs	—	(0.1)
Proceeds from exercise of share options	0.4	3.6
Repurchase of shares	(158.8)	(275.4)
Other	1.2	(30.0)
Net cash (used in) financing activities	(53.9)	(369.5)
Effect of currency rate changes on cash	(3.0)	(1.5)
Net increase in cash and cash equivalents	61.5	156.0
Cash and cash equivalents at beginning of period	280.5	365.9
Cash and cash equivalents at end of period	$342.0	$521.9

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at September 30, 2016	118.1	$23.6	11.0	$(762.6)	$5,412.7	$682.6	$(85.6)	$5,270.7
Net loss	—	—	—	—	—	(153.2)	—	(153.2)
Currency translation adjustments	—	—	—	—	—	—	(21.1)	(21.1)
Change in derivatives, net of tax	—	—	—	—	—	—	0.2	0.2
Minimum pension liability, net of tax	—	—	—	—	—	—	34.0	34.0
Share options exercised	0.1	—	—	—	0.4	—	—	0.4
Excess tax benefit from share-based compensation	—	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	11.0	—	—	11.0
Reissuance of treasury shares	—	—	—	1.6	—	(0.4)	—	1.2
Repurchase of shares	—	—	2.5	(158.8)	—	—	—	(158.8)
Balance at December 30, 2016	118.2	$23.6	13.5	$(919.8)	$5,424.0	$529.0	$(72.5)	$4,984.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc and its subsidiaries (collectively, "Mallinckrodt" or "the Company"), is a global business that develops, manufactures, markets and distributes branded and generic specialty pharmaceutical products and therapies. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology, ophthalmology and pulmonology); immunotherapy and neonatal respiratory critical care therapies; analgesics and hemostasis products and central nervous system drugs.
The Company operates in two reportable segments, which are further described below:

•	Specialty Brands includes branded pharmaceutical products and therapies; and

•
Specialty Generics includes specialty generic pharmaceuticals and active pharmaceutical ingredients ("API") consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients.

The Company owns or has rights to use the trademarks and trade names that are used in conjunction with the operation of its business. One of the more important trademarks that the Company owns or has rights to use that appears in this Transition Report on Form 10-Q is "Mallinckrodt," which is a registered trademark or the subject of pending trademark applications in the U.S. and other jurisdictions. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned in the following notes. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in the following discussion is, to the Company's knowledge, owned by such other company.

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of net sales and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of Mallinckrodt plc, its wholly-owned subsidiaries and entities in which they own or control more than fifty percent of the voting shares, or have the ability to control through similar rights. The results of entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. Divestitures of product lines and businesses that did not qualify as discontinued operations have been reflected in operating income. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but does not include all of the annual disclosures required by GAAP; accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated and combined financial statements included in its Annual Report on Form 10-K for the period ended September 30, 2016, filed with the U.S. Securities and Exchange Commission ("SEC") on November 29, 2016.
On August 24, 2016, the Company announced that it had entered into a definitive agreement to sell its Nuclear Imaging business to IBA Molecular ("IBAM") for approximately $690.0 million before tax impacts, including up-front consideration of approximately $574.0 million, up to $77.0 million of contingent consideration and the assumption of certain liabilities. The Nuclear Imaging business was deemed to be held for sale. As a result, prior year balances have been recast to present the financial results of the Nuclear Imaging business as a discontinued operation. The sale was completed on January 27, 2017.

Fiscal Year
The Company historically reported its results based on a "52-53 week" year ending on the last Friday of September. On May 17, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year end to the last Friday in December from the last Friday in September. The change in fiscal year became effective for the Company’s 2017 fiscal year, which began on December 31, 2016 and will end on December 29, 2017. As a result of the change in fiscal year end, this document reflects the Company's Transition Report on Form 10-Q for the period from October 1, 2016 through December 30, 2016. Unless otherwise indicated, the three months ended December 30, 2016 refers to the thirteen week period ended December 30, 2016 and the three months ended December 25, 2015 refers to the thirteen week period ended December 25, 2015.

2.	Recently Issued Accounting Standards
The Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-04, "Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment" in January 2017. This update eliminates step 2 from the goodwill impairment test, and requires the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will assess the timing of adoption and impact of this guidance to future impairment considerations.
The FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," in January 2017. This update provides a screen to determine whether or not a set of assets is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set of assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This guidance is effective for the Company in the first quarter of fiscal 2018. Early adoption is permitted for transactions not previously reported in the Company's consolidated financial statements. The Company will assess the timing of adoption and impact of this guidance on further transactions.
The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” in November 2016. This update requires amounts deemed to be restricted cash and restricted cash equivalents to be classified in the cash and cash equivalent balances in the statement of cash flows. In addition, transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of operating, investing, and financing activities, and details of those transfers are not reported as cash flow activities in the statement of cash flows. This guidance is effective for the Company in the first quarter of fiscal 2018, with early adoption permitted. The Company is assessing the timing of adoption, but currently does not expect this standard to have a material impact to the statement of cash flows in future periods.
The Company's status of various ASUs are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2016.

3.	Discontinued Operations
Discontinued Operations
Nuclear Imaging: During the fourth quarter of fiscal 2016, the Company announced that it had entered into a definitive agreement to sell its Nuclear Imaging business to IBAM. The Nuclear Imaging business was deemed to be held for sale and the financial results of this business are presented as a discontinued operation. The sale was completed on January 27, 2017.
The following table summarizes the financial results of the Nuclear Imaging business for the three months ended December 30, 2016 and December 25, 2015 as presented in the consolidated statements of income:

	Three Months Ended
Major line items constituting income from discontinued operations	December 30, 2016	December 25, 2015
Net sales	$99.4	$103.6
Cost of sales	44.7	62.8
Selling, general and administrative	16.4	19.2
Restructuring charges, net	—	2.2
Other	0.2	2.1
Income from discontinued operations	38.1	17.3
Income tax expense	15.3	5.2
Income from discontinued operations, net of income taxes	$22.8	$12.1

The income tax expense for the three months ended December 30, 2016 of $15.3 million was impacted by tax expense of $4.4 million associated with the rate difference between United Kingdom ("U.K.") and non-U.K. jurisdictions, $3.3 million of tax expense associated with accrued income tax liabilities and uncertain tax positions, and $0.1 million of tax expense associated with permanently nondeductible, nontaxable, and other items. The income tax expense for the three months ended December 25, 2015 of $5.2 million was impacted by $1.9 million of tax expense associated with the rate difference between U.K. and non-U.K. jurisdictions and $0.2 million of tax expense associated with permanently nondeductible, nontaxable, and other items. The three months ended December 30, 2016 reflects $15.8 million of non-U.K. current income tax expense and $0.5 million of non-U.K. deferred income tax benefit. The three months ended December 25, 2015 reflects $5.6 million of non-U.K. current income tax expense and $0.4 million of non-U.K. deferred income tax expense.
The following table summarizes the assets and liabilities of the Nuclear Imaging business that are classified as held for sale on the consolidated balance sheets as of December 30, 2016 and September 30, 2016:

	December 30, 2016	September 30, 2016
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts receivable	$49.6	$53.7
Inventories	20.0	19.0
Property, plant and equipment, net	188.7	189.0
Other current and non-current assets	52.6	47.1
Total assets classified as held for sale in the balance sheet	$310.9	$308.8

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$19.7	$17.7
Other current and non-current liabilities	100.6	103.1
Total liabilities classified as held for sale in the balance sheet	$120.3	$120.8

The following table summarizes significant cash and non-cash transactions of the Nuclear Imaging business that are included within the consolidated statements of cash flows for the respective periods:

	Three Months Ended
	December 30, 2016	December 25, 2015
Depreciation	$—	$6.6
Capital expenditures	2.0	1.9
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

The following table summarizes the financial results of the CMDS discontinued operations for the three months ended December 30, 2016 and December 25, 2015 as presented in the consolidated statements of income and comprehensive income:

	Three Months Ended
Major line items constituting income from discontinued operations	December 30, 2016	December 25, 2015
Net sales	$—	$59.2
Cost of sales	—	44.8
Selling, general and administrative expenses	—	18.2
Other	—	1.1
(Loss) from discontinued operations	—	(4.9)
Gain on disposal of discontinued operations	—	97.0
Income from discontinued operations, before income taxes	—	92.1
Income tax benefit	—	(2.7)
Income from discontinued operations net of tax	$—	$94.8

The income tax benefit for the three months ended December 25, 2015 of $2.7 million was impacted by a $0.7 million benefit to adjust the fiscal 2015 accrual for taxes paid in connection with the $97.0 million gain on the disposition and a $2.0 million benefit related to the $4.9 million loss from discontinued operations.

The following table summarizes significant cash and non-cash transactions of the CMDS business that are included within the consolidated statements of cash flows for the respective periods:

Three Months Ended
	December 30, 2016	December 25, 2015
Depreciation	$—	$—
Amortization	—	—
Capital expenditures	—	1.6
All other notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

4.	Acquisitions and License Agreements
The Company did not close any acquisitions during the three months ended December 30, 2016 or December 25, 2015. The Company closed acquisitions in the periods prior to and subsequent to the three months ended December 25, 2015 that may affect the comparability of the condensed consolidated statements of net income in this Transition Report on Form 10-Q. During the three months ended December 30, 2016 and December 25, 2015, the Company recognized $3.6 million and $16.2 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory. The amount of acquisition-related costs included within operating income for the three months ended December 30, 2016 and December 25, 2015 were $0.1 million and $1.1 million, respectively.
The Company's acquisitions and license agreements are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2016.

5.	Restructuring and Related Charges
During fiscal 2013, the Company's Board of Directors approved a restructuring program in the amount of $100.0 million to $125.0 million ("the 2013 Mallinckrodt Program") that was planned to occur over a three-year period from the approval of the program, with an anticipated two-year cost recovery period. The 2013 Mallinckrodt Program is substantially complete.
In July 2016, the Company's Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2016 Mallinckrodt Program"), designed to further improve its cost structure as the Company continues to transform its business. The 2016 Mallinckrodt Program is expected to include actions across both the Specialty Brands and Specialty Generics segments, as well as within corporate functions. There is no specified time period associated with the 2016 Mallinckrodt Program. In addition to the 2016 Mallinckrodt Program, the Company takes certain restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges within continuing operations by segment are as follows:

	Three Months Ended
	December 30, 2016	December 25, 2015
Specialty Brands	$2.6	$1.6
Specialty Generics	0.8	1.1
Corporate	1.9	1.5
Restructuring and related charges, net	5.3	4.2
Less: accelerated depreciation	(1.5)	(0.1)
Restructuring charges, net	$3.8	$4.1

Net restructuring and related charges by program within continuing operations are comprised of the following:

	Three Months Ended
	December 30, 2016	December 25, 2015
2016 Mallinckrodt Program	$5.2	$—
2013 Mallinckrodt Program	—	3.5
Acquisitions	0.1	0.7
Total	5.3	4.2
Less: non-cash charges, including accelerated share-based compensation expense	(1.5)	(0.1)
Total charges expected to be settled in cash	$3.8	$4.1

The following table summarizes cash activity for restructuring reserves, substantially all of which are related to employee severance and benefits:

	2016 Mallinckrodt Program	2013 Mallinckrodt Program	Acquisitions	Total
Balance at September 30, 2016	$6.2	$11.8	$0.5	$18.5
Charges	3.7	—	0.1	3.8
Cash payments	(0.4)	(6.7)	(0.4)	(7.5)
Balance at December 30, 2016	$9.5	$5.1	$0.2	$14.8

Net restructuring and related charges, including associated asset impairments, incurred cumulative-to-date related to the 2016 and 2013 Mallinckrodt Programs were as follows:

	2016 Mallinckrodt Program	2013 Mallinckrodt Program
Specialty Brands	$7.2	$18.8
Specialty Generics	1.3	18.3
Discontinued Operations (including Nuclear and CMDS)	—	69.9
Corporate	5.0	18.4
	$13.5	$125.4
Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

6.	Income Taxes
The Company recognized an income tax benefit of $121.7 million on a loss from continuing operations before income taxes of $298.5 million for the three months ended December 30, 2016 and an income tax benefit of $37.3 million on income from continuing operations before income taxes of $66.5 million for the three months ended December 25, 2015.This resulted in effective tax rates of 40.8% and negative 56.1% for the three months ended December 30, 2016 and December 25, 2015, respectively.
The effective tax rate for the three months ended December 30, 2016 was impacted by receiving $12.7 million of tax benefit associated with an adjustment to the Company's wholly owned partnership investment, $123.0 million of tax benefit associated with the rate difference between U.K. and non-U.K. jurisdictions, and $75.3 million of permanently non-deductible amounts associated with a goodwill impairment. The effective tax rate for the three months ended December 25, 2015 was impacted by $3.3 million of tax benefit associated with accrued income tax liabilities and uncertain tax positions, $3.6 million of tax benefit associated with U.S. tax credits, and $45.1 million of tax benefit associated with the rate difference between U.K. and non-U.K. jurisdictions.
The rate difference between U.K. and non-U.K jurisdictions increased from $45.1 million of tax benefit for the three months ended December 25, 2015 to an $123.0 million tax benefit for the three months ended December 30, 2016. This increase was predominately related to recent acquisitions, which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction relative to income in all jurisdictions. The change in the lower tax rate jurisdictions was primarily attributable to increased operating income. The change in the U.S. jurisdiction was primarily attributable to decreased operating income and the cost of financing recent acquisitions. The $77.9 million increase in the tax benefit included increases of $59.9 million of tax benefit attributed to changes in operating income and $18.0 million of tax benefit related to acquisition and other non-acquisition related items including the settlement with governmental authorities.
Non-current deferred tax liability decreased from $2,581.4 million at September 30, 2016 to $2,398.1 million at December 30, 2016, primarily due to $84.0 million of decreases associated with the payment of internal installment sale obligations, $51.6 million of decreases associated with net operating losses, $36.6 million of decreases related to the settlement with governmental authorities and $13.7 million of decreases associated with the amortization of intangibles partially offset by $2.6 million of increases related to normal operating activity.
At December 30, 2016, the Company had $1,074.7 million of net operating loss carryforwards in certain non-U.K. jurisdictions, of which $954.2 million have no expiration and the remaining $120.5 million will expire in future years through 2036. The Company had $89.6 million of U.K. net operating loss carryforwards at December 30, 2016, which have no expiration date.
The deferred tax asset valuation allowances of $1,398.3 million and $564.9 million at December 30, 2016 and September 30, 2016, respectively, relate principally to the uncertainty of the utilization of certain deferred tax assets, primarily non-U.K. net operating losses and intangible assets. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.
The increase in non-U.K. net operating losses and valuation allowances are predominately related to statutory deductions associated with the impairment of the Generics operating segment and internal transactions.
During the three months ended December 30, 2016, the Company recognized an income tax expense of $15.3 million associated with the Nuclear Imaging business, as discussed in Note 3, in discontinued operations within the unaudited condensed consolidated statement of income.
The Company's unrecognized tax benefits, excluding interest, totaled $118.7 million at December 30, 2016 and $114.8 million at September 30, 2016. The net increase of $3.9 million primarily resulted from a net increase to current year positions of $5.0 million, and net decreases from prior period tax positions of $1.1 million. If favorably settled, $116.9 million of unrecognized tax benefits at December 30, 2016 would favorably impact the effective tax rate. The total amount of accrued interest related to these obligations was $7.1 million at December 30, 2016 and $7.2 million at September 30, 2016.
It is reasonably possible that within the next twelve months, as a result of the resolution of various U.K. and non-U.K. examinations, appeals and litigation, additions related to prior period tax positions and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $13.5 million and the amount of related interest and penalties will decrease by up to $4.9 million.

7.	Earnings per Share

Basic earnings per share is computed by dividing net income by the number of weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average shares outstanding and, if dilutive, potential ordinary shares outstanding during the period. Potential ordinary shares represent the incremental ordinary shares issuable for restricted share units and share option exercises. The Company calculates the dilutive effect of outstanding restricted share units and share options on earnings per share by application of the treasury stock method. In periods where losses are incurred, potential ordinary shares outstanding are excluded from the calculation of diluted earnings per share as they would be anti-dilutive.
The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	Three Months Ended
	December 30, 2016	December 25, 2015
Basic	105.7	115.4
Dilutive impact of restricted share units and share options	—	0.9
Diluted	105.7	116.3

The computation of diluted weighted-average shares outstanding for the three months ended December 30, 2016 and December 25, 2015 excludes approximately 2.4 million and 0.6 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	December 30, 2016	September 30, 2016
Raw materials and supplies	$72.6	$62.0
Work in process	178.4	188.9
Finished goods	99.7	84.7
	$350.7	$335.6

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	December 30, 2016	September 30, 2016
Property, plant and equipment, gross	$1,679.4	$1,615.7
Less: accumulated depreciation	(797.9)	(771.7)
Property, plant and equipment, net	$881.5	$844.0
Depreciation expense for property, plant and equipment was $27.5 million and $25.7 million during the three months ended December 30, 2016 and December 25, 2015, respectively.

10.	Goodwill and Intangible Assets
The gross carrying amount of goodwill by segment at the end of each period were as follows:

	December 30, 2016		September 30, 2016
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$3,498.1	$—	3,498.3	$—
Specialty Generics	207.0	(207.0)	207.0	—
Total	$3,705.1	$(207.0)	$3,705.3	$—

As disclosed in the Annual Report on Form 10-K for the fiscal year ended September 30, 2016, the Company provided language that described that the Specialty Generics reporting unit had experienced customer consolidation and increased competition that have and are expected to result in further downward pressure to net sales and operating income in this reporting unit. During the three months ended December 30, 2016, the FDA approved new products that are expected to compete with the Company's Methylphenidate ER products and that one competitor launched their Methylphenidate ER products. Additional products expected to compete with the Company's Methylphenidate ER products may be launched during fiscal 2017. All of these products have a class AB rating compared with the class BX rating on the Company's Methylphenidate ER products. It is uncertain how these product approvals may impact the FDA's withdrawal proceedings associated with the Company's Methylphenidate ER products. The Company determined that these events represented a triggering event and the Company performed an assessment of the goodwill associated with the Specialty Generics reporting unit as of December 30, 2016.
The Company's projections in the Specialty Generics reporting unit include long-term net sales and operating income at lower than historical levels primarily attributable to customer consolidation and increased competition, including the competition effects on Methylphenidate ER. The Company utilized a WACC of 9.5% which reflects the Company's risk premium associated with the projected cash flows. These assumptions resulted in a fair value of the Specialty Generics reporting unit that was less than its net book value. The Company performed step two of the goodwill impairment test and recognized a $207.0 million goodwill impairment in the Specialty Generics segment.

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	December 30, 2016		September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,028.7	$1,617.1	$10,028.8	$1,446.2
Licenses	177.1	112.7	185.1	112.3
Customer relationships	27.6	8.4	28.6	8.0
Trademarks	82.1	10.9	82.2	10.0
Other	6.7	6.7	6.7	6.7
Total	$10,322.2	$1,755.8	$10,331.4	$1,583.2
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	399.1		399.1
Total	$434.1		$434.1

Intangible asset amortization expense within continuing operations was $175.7 million and $173.4 million during the three months ended December 30, 2016 and December 25, 2015, respectively. The Company recorded a $7.3 million impairment of licenses associated with a product the Company elected to discontinue. The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Fiscal 2017	$697.8
Fiscal 2018	691.3
Fiscal 2019	691.0
Fiscal 2020	690.8
Fiscal 2021	690.6

11.	Debt
Debt was comprised of the following at the end of each period:

	December 30, 2016		September 30, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Variable-rate receivable securitization	$250.0	$0.3	$235.0	$0.4
Term loan due March 2021	20.0	0.3	20.0	0.4
4.00% term loan due February 2022	1.0	—	1.1	—
Capital lease obligation and vendor financing agreements	0.8	—	1.0	—
Total current debt	271.8	0.6	257.1	0.8
Long-term debt:
3.50% notes due April 2018	300.0	0.9	300.0	1.1
4.875% notes due April 2020	700.0	8.2	700.0	8.8
Term loan due March 2021	1,928.5	33.4	1,933.5	35.4
4.00% term loan due February 2022	5.5	—	6.0	—
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% notes due August 2022	884.0	11.6	884.0	12.1
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% notes due April 2023	600.0	6.1	600.0	6.4
5.625% notes due October 2023	738.0	11.4	740.0	11.8
5.50% notes due April 2025	695.0	10.2	700.0	10.6
Revolving credit facility	100.0	3.2	—	3.6
Capital lease obligation and vendor financing agreements	—	—	0.2	—
Total long-term debt	5,965.8	85.0	5,878.5	89.8
Total debt	$6,237.6	$85.6	$6,135.6	$90.6
The Company's debt instruments are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2016.
As of December 30, 2016, the applicable interest rate on outstanding borrowings under the Company's revolving credit facility was approximately 3.25%, and there were $100.0 million in outstanding borrowings. As of December 30, 2016, the applicable interest rate on outstanding borrowings under the variable-rate receivable securitization was 1.57%, and outstanding borrowings totaled $250.0 million. At December 30, 2016, the weighted-average interest rate for the term loan due March 2021 was 3.59%, and outstanding borrowings totaled $1,948.5 million.
As of December 30, 2016, the Company continues to be in full compliance with the provisions and covenants associated with its debt agreements.

12.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended
	December 30, 2016	December 25, 2015
Service cost	$0.2	$0.4
Interest cost	0.5	3.5
Expected return on plan assets	(0.6)	(4.2)
Amortization of net actuarial loss	1.0	2.6
Plan settlements	45.0	—
Net periodic benefit cost	$46.1	$2.3

The net periodic benefit credit for the Company's postretirement benefit plans was approximately zero for the three months ended both December 30, 2016 and December 25, 2015.
Net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plans was included within cost of sales; research and development; and selling, general and administrative ("SG&A") expenses on the unaudited condensed consolidated statements of income.

Pension Plan Termination
On March 31, 2016, the Company terminated six of its previously frozen U.S. pension plans. During the three months ended December 30, 2016, the Company made lump sum distributions of $125.5 million from the terminated pension plans, based upon employee elections. These disbursements resulted in a $45.0 million charge, included within SG&A expenses, associated with the recognition of previously deferred pension related losses upon lump sum distribution to employees under our pension plan termination. The Company continues to pursue settlement of remaining obligations under these plans, the ultimate settlement obligation and future settlement charges will depend upon the nature of participant settlements and the prevailing market conditions. Final settlement of the remaining pension obligations under these plans is anticipated in the first half of calendar 2017.

13.	Accumulated Other Comprehensive Income
The following summarizes the change in accumulated other comprehensive income for the three months ended December 30, 2016 and December 25, 2015:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 30, 2016	$1.6	$(5.9)	$(81.3)	$(85.6)
Other comprehensive (loss) income before reclassifications	(21.1)	—	5.3	(15.8)
Amounts reclassified from accumulated other comprehensive income	—	0.2	28.7	28.9
Net current period other comprehensive income (loss)	(21.1)	0.2	34.0	13.1
Balance at December 30, 2016	$(19.5)	$(5.7)	$(47.3)	$(72.5)

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Income
Balance at September 25, 2015	$60.2	$(6.4)	$(52.9)	$0.9
Other comprehensive income before reclassifications	(9.4)	—	—	(9.4)
Amounts reclassified from accumulated other comprehensive income	(58.7)	0.1	1.8	(56.8)
Net current period other comprehensive income (loss)	(68.1)	0.1	1.8	(66.2)
Balance at December 25, 2015	$(7.9)	$(6.3)	$(51.1)	$(65.3)

The following summarizes reclassifications out of accumulated other comprehensive income for the three months ended December 30, 2016 and December 25, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended December 30, 2016	Three Months Ended December 25, 2015	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized loss on derivatives	$0.2	$0.1	Interest expense
Income tax provision	—	—	Income tax benefit
Net of income taxes	0.2	0.1

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	1.0	2.6	(1)
Prior service credit	(0.6)	(0.6)	(1)
Disposal of discontinued operations	—	0.8	Income from discontinued operations, net of income taxes
Plan settlements	45.0	—	(1) Selling, general and administrative expenses
Total before tax	45.4	2.8
Income tax provision	(16.7)	(1.0)	Income tax benefit
Net of income taxes	28.7	1.8

Currency translation	—	(58.7)	Income from discontinued operations, net of income taxes

Total reclassifications for the period	$28.9	$(56.8)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

14.	Equity

Share Repurchases

On November 19, 2015, the Company's Board of Directors authorized a $500.0 million share repurchase program (the “November 2015 Program”), which was completed in the three months ended December 30, 2016. The November 2015 Program commenced after the $300.0 million share repurchase program authorized by the Company's Board of Directors on January 23, 2015 (the “January 2015 Program”) was completed in the three month period ended December 25, 2015. On March 16, 2016, the Company's Board of Directors authorized an additional $350.0 million share repurchase program (the “March 2016 Program”) which commenced upon the completion of the November 2015 Program. The March 2016 Program has no time limit or expiration date, and the Company currently expects to fully utilize the program.

	March 2016 Repurchase Program		November 2015 Repurchase Program		January 2015 Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$350.0		$500.0		$300.0
Repurchases:
Fiscal 2015	—	—	—	—	823,592	75.0
Fiscal 2016	—	—	6,510,824	425.6	3,199,279	225.0
Transition Period 2016	1,501,676	84.0	1,063,337	74.4	—	—
Remaining amount available		$266.0		$—		$—

The Company also repurchases shares from employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and share option exercises.

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
In connection with the sale of Mallinckrodt Baker in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of December 30, 2016 and September 30, 2016 was $15.1 million and $15.7 million, respectively, of which $12.4 million and $12.9 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at December 30, 2016 and September 30, 2016. As of December 30, 2016, the maximum future payments the Company could be required to make under these indemnification obligations were $71.0 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in other assets on the unaudited condensed consolidated balance sheets at both December 30, 2016 and September 30, 2016.
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
The Company is required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating its ability to fund the decommissioning of its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though the Company does not intend to close this facility. The Company has provided this financial assurance in the form of surety bonds totaling $30.2 million. As of December 30, 2016, the Company had various other letters of credit, guarantees and surety bonds totaling $28.4 million.
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

Governmental Proceedings
In January 2017, the Company received a subpoena from the SEC for documents related to the Company’s public statements, filings and other disclosures regarding Acthar sales, profits, revenue, promotion and pricing.
In December 2016, the Company received a subpoena from the United States Attorney’s Office ("USAO") for the District of Massachusetts for documents related to the Company’s provision of financial and other support to patients, including through charitable foundations, and related matters.

In November 2014, the Company received a Civil Investigative Demand ("CID") from the Civil Medicaid Fraud Division of the Texas Attorney General's Office. According to the CID, the Attorney General's office is investigating the possibility of false reporting of information by the Company regarding the prices of certain of its drugs used by Texas Medicaid to establish reimbursement rates for pharmacies that dispensed the Company's drugs to Texas Medicaid recipients.
Mallinckrodt Inc. v. U.S. Food and Drug Administration and United States of America. The Company filed a Complaint for Declaratory and Injunctive Relief ("the Complaint") in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the United States of America in November 2014 for judicial review of what the Company believes is the FDA's inappropriate and unlawful reclassification of the Company's Methylphenidate HCl Extended-Release tablets USP (CII) ("Methylphenidate ER") in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("Orange Book") on November 13, 2014. In its Complaint, the Company asked the court to: issue an injunction to (a) set aside the FDA's reclassification of the Company's Methylphenidate ER products from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX) in the Orange Book and (b) prohibit the FDA from reclassifying the Company's Methylphenidate ER products in the future without following applicable legal requirements; and issue a declaratory judgment that the FDA's action reclassifying the Company's Methylphenidate ER products in the Orange Book is unlawful. The Company concurrently filed a motion with the same court requesting an expedited hearing to issue a temporary restraining order ("TRO") directing the FDA to reinstate the Orange Book AB rating for the Company's Methylphenidate ER products on a temporary basis. The court denied the Company's motion for a TRO. In December 2014, the FDA filed a motion to dismiss the Complaint with the district court. The Company filed its opposition to the motion to dismiss in January 2015, and concurrently filed a motion for summary judgment. In July 2015, the court granted the FDA’s motion to dismiss with respect to three of the five counts in the Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts.  The Company appealed the court’s decision to the U.S. Court of Appeals for the Fourth Circuit. On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of Mallinckrodt’s Abbreviated New Drug Application ("ANDA") for Methylphenidate ER. On October 21, 2016, the United States Court of Appeals for the Fourth Circuit issued an Order removing the Company’s pending litigation with the FDA from the Court’s oral argument calendar and placing that litigation in abeyance pending the outcome of the withdrawal proceedings. The Company concurrently submitted to the FDA requests for a hearing in the withdrawal proceeding and for a 90-day extension of the deadline for submitting documentation supporting the necessity of a hearing.  The FDA has granted the Company’s extension request, with a new deadline of March 20, 2017, and the Company is preparing the supporting documentation for the March submission. The Company plans to vigorously set forth its position in the withdrawal proceedings.
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
In June 2014, Questcor received a subpoena and CID from the FTC seeking documentary materials and information regarding the FTC's investigation into whether Questcor's acquisition of certain rights to develop, market, manufacture, distribute, sell and commercialize MNK-1141 (the product formerly described as Synacthen Depot®) from Novartis AG and Novartis Pharma AG (collectively, "Novartis") violates antitrust laws. Subsequently, California, Maryland, Texas, Washington, New York and Alaska (collectively, "the Investigating States") commenced similar investigations focused on whether the transaction violates state antitrust laws. On January 17, 2017, the FTC, all Investigating States (except California) ("the Settling States") and the Company entered into an agreement to resolve this matter for a one-time cash payment of $102.0 million, which is included within SG&A, and an agreement to license MNK-1141 to a third party designated by the FTC for possible development in Infantile Spasms (IS) and Nephrotic Syndrome (NS) in the U.S. To facilitate that settlement, a complaint was filed on January 18, 2017, in the U.S. District Court for the District of Columbia. The settlement was approved by the court on January 30, 2017.
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
In November 2011 and October 2012, the Company received subpoenas from the U.S. Drug Enforcement Administration requesting production of documents relating to its suspicious order monitoring program for controlled substances. The USAO for the Eastern District of Michigan is investigating the possibility that the Company failed to report suspicious orders of controlled substances during the period 2006-2011 in violation of the Controlled Substances Act and its related regulations. The USAO for the Northern District of New York and Office of Chief Counsel for the U.S. Drug Enforcement Administration are investigating the possibility that the Company failed to maintain appropriate records and security measures with respect to manufacturing of certain controlled substances at its Hobart facility during the period 2012-2013. The Company believes, given the information currently available, that the ultimate resolution, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
We have responded to or are in the process of responding to each of the subpoenas and the CIDs and we intend to cooperate fully in each such investigation.

Patent/Antitrust Litigation
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
The Company intends to vigorously enforce its intellectual property rights relating to Inomax in both the Inter Partes Review ("IPR") and Praxair litigation proceedings to prevent the marketing of infringing generic products prior to the expiration of the patents covering Inomax. An adverse outcome in either the IPRs or the Praxair litigation ultimately could result in the launch of a generic version of Inomax before the expiration of the last of the listed patents on February 19, 2034 (August 19, 2034 including pediatric exclusivity), which could adversely affect the Company's ability to successfully maximize the value of Inomax and have an adverse effect on its financial condition, results of operations and cash flows.
Inomax Patents: IPR Proceedings. In February 2015 and March 2015, the USPTO issued Notices of Filing Dates Accorded to Petitions for IPR petitions filed by Praxair Distribution, Inc. concerning ten patents covering Inomax (i.e., five patents expiring in 2029 and five patents expiring in 2031).
In July 2015, the USPTO Patent Trial and Appeal Board ("PTAB") issued rulings denying the institution of four of the five IPR petitions challenging the five patents expiring in 2029.  The PTAB also issued a ruling in July 2015 that instituted the IPR proceeding in the fifth of this group of patents and the PTAB ruled in July 2016 that one claim of this patent survived review and is valid while the remaining claims were unpatentable.  The Company believes the valid claim describes and encompasses the manner in which Inomax is distributed in conjunction with its approved labeling and that Praxair infringes that claim. Praxair filed an appeal and the Company filed a cross-appeal of this decision to the Court of Appeals for the Federal Circuit. In March 2016, Praxair Distribution, Inc. submitted additional IPR petitions for the five patents expiring in 2029. The PTAB issued non-appealable rulings in August and September 2016 denying institution of all five of these additional IPR petitions.
In September 2015, the USPTO PTAB issued rulings that instituted the IPR proceedings in each of the second set of five patents that expire in 2031. In September 2016, the PTAB ruled that all claims in the five patents expiring in 2031 are patentable.
'222 and '218 Patent Litigation: Agila Specialties Private Limited, Inc. (now Mylan Laboratories Ltd.) and Agila Specialties Inc. (a Mylan Inc. Company), (collectively “Agila”).  In December 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed U.S. Patent Nos. 6,028,222 ("the '222 patent") and 6,992,218 ("the '218 patent") following receipt of a November 2014 notice from Agila concerning its submission of a NDA containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Separately, on December 1, 2016 Mallinckrodt IP filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed the ‘012 patent. On December 31, 2016, the parties entered into settlement agreements on both suits under which Agila was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its NDA after December 6, 2020, or earlier under certain circumstances.
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
'222 and '218 Patent Litigation: InnoPharma Licensing LLC and InnoPharma, Inc. In September 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against InnoPharma Licensing LLC and InnoPharma, Inc. (both are subsidiaries of Pfizer and collectively "InnoPharma") alleging that InnoPharma infringed the '222 and the '218 patents following receipt of an August 2014 notice from InnoPharma concerning its submission of a New Drug Application (“NDA”), containing a

Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Separately, on December 1, 2016 Mallinckrodt IP filed suit in the U.S. District Court for the District of Delaware against InnoPharma alleging that InnoPharma infringed U.S. Patent No. 9,399,012 (“the ‘012 patent”).
Tyco Healthcare Group LP, et al. v. Mutual Pharmaceutical Company, Inc. In March 2007, the Company filed a patent infringement suit in the U.S. District Court for the District of New Jersey against Mutual Pharmaceutical Co., Inc., et al. (collectively, "Mutual") after Mutual submitted an ANDA to the FDA seeking to sell a generic version of the Company's 7.5 mg RESTORIL™ sleep aid product. Mutual also filed antitrust and unfair competition counterclaims. The patents at issue have since expired or been found invalid. The trial court issued an opinion and order granting the Company's motion for summary judgment regarding Mutual's antitrust and unfair competition counterclaims. Mutual appealed this decision to the U.S. Court of Appeals for the Federal Circuit and the Federal Circuit issued a split decision, affirming the trial court in part and remanding to the trial court certain counterclaims for further proceedings. The Company filed a motion for summary judgment with the U.S. District Court regarding the remanded issues. In May 2015, the trial court issued an opinion granting-in-part and denying-in-part the Company’s motion for summary judgment.

Commercial and Securities Litigation
Putative Class Action Securities Litigation. On January 23, 2017, a putative class action lawsuit was filed against the Company and Chief Executive Officer ("CEO") Mark Trudeau in the U.S. District Court for the District of Columbia, captioned Patricia A. Shenk v. Mallinckrodt plc, et al., No. 17-cv-00145-EGS. The complaint purports to be brought on behalf of all persons who purchased Mallinckrodt’s publicly traded securities on a domestic exchange between November 25, 2014 and January 18, 2017. The lawsuit generally alleges that the Company made false or misleading statements related to Acthar and Synacthen to artificially inflate the price of the Company’s stock. In particular, the complaint alleges a failure by the Company to provide accurate disclosures concerning the long-term sustainability of Acthar revenues, and the exposure of Acthar to Medicare and Medicaid reimbursement rates. On January 26, 2017, a second putative class action lawsuit, captioned Jyotindra Patel v. Mallinckrodt plc, et al., No. 1:17-cv-00171 was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Patel complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Shenk lawsuit and asserts claims similar to those set forth in the Shenk lawsuit.
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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of December 30, 2016, it was probable that it would incur remedial costs in the range of $38.9 million to $121.4 million. The Company also concluded that, as of December 30, 2016, the best estimate within this range was $76.0 million, of which $3.0 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at December 30, 2016. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. The Company is named as a defendant in numerous tort complaints with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri that were filed in or after February 2012. These cases allege personal injury for alleged exposure to radiological substances, including in Coldwater Creek in Missouri, and in the air. Plaintiffs allegedly lived and/or worked in various locations in Saint Louis County, Missouri near Coldwater Creek. Radiological residues which may have been present in the creek have previously been remediated by the U.S. Army Corps of Engineers ("USACE"). The USACE continues to study and remediate the creek and surrounding areas. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. The Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in intermediate stages; (ii) the Company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual and scientific issues to be resolved. An initial group of bellwether plaintiffs have been selected by the court and discovery is ongoing. While it is not possible at this time to determine with certainty the ultimate outcome of this case, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Lower Passaic River, New Jersey. The Company and approximately 70 other companies originally comprised the Lower Passaic Cooperating Parties Group ("the CPG") and are parties to a May 2007 Administrative Order on Consent ("AOC") with the Environmental Protection Agency ("EPA") to perform a RI/FS of the 17-mile stretch known as the Lower Passaic River Study Area ("the River"). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey. In June 2007, the EPA issued a draft Focused Feasibility Study ("FFS") that considered interim remedial options for the lower 8-miles of the river, in addition to a "no action" option. As an interim step related to the 2007 AOC, on June 18, 2012 the CPG voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company's estimated costs related to the RI/FS and focused remediation at mile 10.9, based on interim allocations, are immaterial and have been accrued.
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
Mallinckrodt Veterinary, Inc., Millsboro, Delaware. The Company previously operated a plant in Millsboro, Delaware ("the Millsboro Site") that manufactured various animal healthcare products. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third party near the Millsboro Site. The Company, and another former owner, have assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA. The Company and another PRP have entered into two AOCs with the EPA to perform investigations to abate, mitigate or eliminate the release or threat of release of hazardous substances at the Millsboro Site and to conduct an Engineering Evaluation/Cost Analysis ("EE/CA") to characterize the nature and extent of the contamination. The Company, along with the other party, continues to conduct the studies and prepare remediation plans in accordance with the AOCs. In January 2017, the EPA issued its Action Memorandum regarding the EE/CA. The parties are negotiating a third AOC to implement the removal action. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. The Company is a successor in interest to International Minerals and Chemicals Corporation ("IMC"). Between 1967 and 1982, IMC leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the Department of Justice, the U.S. Department of the Interior and the EPA (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordnance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the Site, to compel General Dynamics to perform the remedial investigation and feasibility study ("RI/FS") for the AUS Operable Unit. General Dynamics negotiated an AOC with the Government Agencies to conduct an extensive RI/FS at the Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that the Company is jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for alleged contamination of soils and groundwater resulting from historic operations, and has threatened to file a contribution claim against the Company and other parties for recovery of its costs incurred in connection with the RI/FS activities being conducted at the AUS Operable Unit. The Company and other PRPs who received demand letters from General Dynamics have explored settlement alternatives, but have not reached settlement to date. General Dynamics has completed the RI and initiated the FS, and the PRPs have entered into an agreement to enter into non-binding mediation, which has begun. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of December 30, 2016, there were approximately 11,700 asbestos-related cases pending against the Company.
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

Industrial Revenue Bonds
Through December 30, 2016, the Company exchanged title to $73.7 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under capital leases expiring through December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten-year property tax abatement from the date the property is placed in service. Due to the right of offset, the capital lease obligations and IRB assets are recorded net in the consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.

Interest Bearing Deferred Tax Obligation
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar intangible assets during the three months ended December 26, 2014. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453A ("Section 453A") the gain is considered taxable in the period in which installment payments are received. During the three months ended December 25, 2015, the Company entered into similar transactions with certain intangible assets acquired in the acquisitions of Ikaria, Inc. and Therakos, Inc.. As of December 30, 2016, the Company had an aggregate $1,801.4 million of interest bearing U.S. deferred tax liabilities associated with outstanding installment notes. The GAAP calculation of interest associated with these deferred tax liabilities is subject to variable interest rates. The Company recognized interest expense associated with the Section 453A deferred tax liabilities of $15.9 million and $18.7 million for the three months ended December 30, 2016 and December 25, 2015, respectively.
The Company has reported Section 453A interest on its tax returns on the basis of its interpretation of the U.S. Internal Revenue Code and Regulations. Alternative interpretations of these provisions could result in additional interest payable on the deferred tax liability. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company’s interpretation and maintains a corresponding liability of $30.3 million and $25.7 million as of December 30, 2016 and September 30, 2016, respectively. The balance of this liability is expected to increase over future periods until such uncertainty is resolved. Favorable resolution of this uncertainty would likely result in a material reversal of this liability and a benefit being recorded to interest expense within the unaudited condensed consolidated statements of income.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	December 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$33.6	$22.8	$10.8	$—
Foreign exchange forward and option contracts	0.7	0.7	—	—
	$34.3	$23.5	$10.8	$—

Liabilities:
Deferred compensation liabilities	$32.5	$—	$32.5	$—
Contingent consideration and acquired contingent liabilities	250.5	—	—	250.5
Foreign exchange forward and option contracts	3.4	3.4	—	—
	$286.4	$3.4	$32.5	$250.5

	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$34.6	$23.1	$11.5	$—
Foreign exchange forward and option contracts	0.2	0.2	—	—
	$34.8	$23.3	$11.5	$—

Liabilities:
Deferred compensation liabilities	$26.8	$—	$26.8	$—
Contingent consideration and acquired contingent liabilities	247.8	—	—	247.8
Foreign exchange forward and option contracts	1.6	1.6	—	—
	$276.2	$1.6	$26.8	$247.8

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
Contingent consideration and acquired contingent liabilities. The Company maintains various contingent consideration and acquired contingent liabilities associated with the acquisitions of Questcor, Hemostasis products, Stratatech and CNS Therapeutics.
During the three months ended December 30, 2016, the Company reduced the probability-weighted present value associated with the achievement of the CNS Therapeutics contingent consideration, due to delays in the anticipated timing of FDA approval of a certain concentration of Gablofen, and recorded a reversal of the contingent consideration liability of $0.9 million within selling, general and administrative expenses. At December 30, 2016 and September 30, 2016, the fair value of the CNS Therapeutics contingent consideration was zero and $0.9 million, respectively.
The remaining contingent liability associated with the acquisition of Questcor, Inc. pertains the Company's license agreement with Novartis AG and Novartis Pharma AG (collectively "Novartis") related to the developmental product MNK-1141. At December 30, 2016, the total remaining payments under the license agreement shall not exceed $165.0 million. At December 30, 2016 and September 30, 2016, the fair value of the MNK-1141 contingent liability was $124.7 million and $123.4 million, respectively.
During the three months ended December 25, 2015, the Company paid the remaining obligation of $40.0 million CAD associated with contingent consideration obligations for BioVectra.
As part of the Hemostasis Acquisition, the Company provided contingent consideration to The Medicines Company in the form of sales based milestones associated with Raplixa and PreveLeak, and acquired contingent liabilities associated with The Medicines Company's prior acquisitions of the aforementioned products. The Company determined the fair value of the contingent consideration and acquired contingent liabilities based on an option pricing model to be $58.9 million and $11.2 million, respectively, at December 30, 2016. The fair value of the contingent consideration and acquired contingent liabilities based on an option pricing model were $57.7 million and $11.0 million, respectively, as of September 30, 2016.
As part of the Stratatech Acquisition, the Company provided contingent consideration to the Stratatech Corporation, primarily in the form of regulatory filing and approval milestones associated with the deep partial thickness and full thickness indications associated with the StrataGraft product. The Company assesses the likelihood of and timing of making such payments. The

Company determined the fair value of the contingent consideration associated with the Stratatech Acquisition to be $55.7 million and $54.9 million at December 30, 2016 and September 30, 2016, respectively.
The following table provides a summary of the changes in the Company's contingent consideration and acquired contingent liabilities:

Balance at September 30, 2016	$247.8
Accretion expense	1.4
Fair value adjustment	1.3
Balance at December 30, 2016	$250.5

Financial Instruments Not Measured at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $19.1 million as of December 30, 2016 and September 30, 2016, respectively (level 1), which was included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets. The Company entered into short-term investment certificates during the three months ended December 30, 2016. These certificates are carried at cost, which approximates fair value, of $11.1 million at December 30, 2016 (level 2). These certificates are included in prepaid expenses and other current assets on the unaudited condensed consolidating balance sheets. The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $67.6 million at December 30, 2016 and September 30, 2016, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
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

	December 30, 2016		September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate receivable securitization	$250.0	$250.0	$235.0	$235.0
3.50% notes due April 2018	300.0	298.7	300.0	299.6
4.875% notes due April 2020	700.0	699.5	700.0	712.4
Term loans due March 2021	1,948.5	1,953.2	1,953.5	1,951.8
4.00% term loan due February 2022	6.5	6.5	7.1	7.1
9.50% debentures due May 2022	10.4	12.0	10.4	12.1
5.75% notes due August 2022	884.0	850.3	884.0	869.3
8.00% debentures due March 2023	4.4	4.9	4.4	4.9
4.75% notes due April 2023	600.0	520.9	600.0	539.5
5.625% notes due October 2023	738.0	682.4	740.0	710.2
5.50% notes due April 2025	695.0	615.7	700.0	663.6
Revolving credit facility	100.0	100.0	—	—

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
The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended
	December 30, 2016	December 25, 2015
CuraScript, Inc.	43%	39%
McKesson Corporation	10%	16%
The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	December 30, 2016	September 30, 2016
McKesson Corporation	28%	30%
Amerisource Bergen Corporation	15%	15%
CuraScript, Inc.	15%	14%
Cardinal Health, Inc.	10%	10%
The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended
	December 30, 2016	December 25, 2015
Acthar	39%	35%
Inomax	14%	14%

18.	Segment Data
During the fourth quarter of fiscal 2016, the Company announced that it had entered into a definitive agreement to sell its Nuclear Imaging business to IBAM. The Nuclear Imaging business is deemed to be held for sale and the financial results of this business are presented as a discontinued operation. The sale was completed on January 27, 2017.
The two reportable segments are further described below:

•	Specialty Brands includes branded pharmaceutical products and therapies; and

•
Specialty Generics includes specialty generic pharmaceuticals and active pharmaceutical ingredients ("API") consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients.

Selected information by business segment was as follows:

	Three Months Ended
	December 30, 2016	December 25, 2015
Net sales:
Specialty Brands	$603.1	$543.2
Specialty Generics	212.9	257.6
Net sales of operating segments	816.0	800.8
Other (1)	13.9	10.4
Net sales	$829.9	$811.2
Operating income:
Specialty Brands	$317.2	$269.1
Specialty Generics	52.7	115.2
Segment operating income	369.9	384.3
Unallocated amounts:
Corporate and allocated expenses (2)	(181.4)	(44.6)
Intangible asset amortization	(175.7)	(173.4)
Restructuring and related charges, net (3)	(5.3)	(4.2)
Non-restructuring impairment charges	(214.3)	—
Operating (loss) income	$(206.8)	$162.1

(1)	Represents historical CMDS-related intercompany transactions that represent Mallinckrodt continuing operations under an ongoing supply agreement with the acquirer of the CMDS business.

(2)	Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's operating segments.

(3)	Includes restructuring-related accelerated depreciation.

Net sales by product family within the Company's segments are as follows:

	Three Months Ended
	December 30, 2016	December 25, 2015
Acthar	$325.4	$286.7
Inomax	118.3	110.8
Ofirmev	72.5	66.9
Therakos immunotherapy	47.4	50.4
Hemostasis products	13.4	—
Other	26.1	28.4
Specialty Brands	603.1	543.2

Hydrocodone (API) and hydrocodone-containing tablets	23.2	36.7
Oxycodone (API) and oxycodone-containing tablets	24.3	28.9
Methylphenidate ER	22.0	31.2
Other controlled substances	104.9	109.7
Other products	38.5	51.1
Specialty Generics	212.9	257.6

Other (1)	13.9	10.4
Net sales	$829.9	$811.2

(1)	Represents historical CMDS-related intercompany transactions that represent Mallinckrodt continuing operations under an ongoing supply agreement with the acquirer of the CMDS business.

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
Set forth on the following pages are the unaudited condensed consolidating financial statements for the three months ended December 30, 2016 and December 25, 2015, and as of December 30, 2016 and September 30, 2016. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and other subsidiaries. Unaudited condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 30, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.5	$44.5	$297.0	$—	$342.0
Accounts receivable, net	—	—	431.0	—	431.0
Inventories	—	—	350.7	—	350.7
Prepaid expenses and other current assets	1.0	—	130.9	—	131.9
Current assets held for sale	—	—	310.9	—	310.9
Intercompany receivables	59.7	65.1	1,081.3	(1,206.1)	—
Total current assets	61.2	109.6	2,601.8	(1,206.1)	1,566.5
Property, plant and equipment, net	—	—	881.5	—	881.5
Goodwill	—	—	3,498.1	—	3,498.1
Intangible assets, net	—	—	9,000.5	—	9,000.5
Investment in subsidiaries	5,534.1	20,624.1	10,988.5	(37,146.7)	—
Intercompany loans receivable	3.5	—	3,325.9	(3,329.4)	—
Other assets	—	—	259.7	—	259.7
Total Assets	$5,598.8	$20,733.7	$30,556.0	$(41,682.2)	$15,206.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$19.7	$251.5	$—	$271.2
Accounts payable	0.1	0.1	111.9	—	112.1
Accrued payroll and payroll-related costs	—	—	76.1	—	76.1
Accrued interest	—	53.9	14.8	—	68.7
Accrued and other current liabilities	1.9	7.5	649.4	—	658.8
Current liabilities held for sale	—	—	120.3	—	120.3
Intercompany payables	612.5	467.1	126.5	(1,206.1)	—
Total current liabilities	614.5	548.3	1,350.5	(1,206.1)	1,307.2
Long-term debt	—	5,860.6	20.2	—	5,880.8
Pension and postretirement benefits	—	—	136.4	—	136.4
Environmental liabilities	—	—	73.0	—	73.0
Deferred income taxes	—	—	2,398.1	—	2,398.1
Other income tax liabilities	—	—	70.4	—	70.4
Intercompany loans payable	—	3,329.4	—	(3,329.4)	—
Other liabilities	—	7.0	349.1	—	356.1
Total Liabilities	614.5	9,745.3	4,397.7	(4,535.5)	10,222.0
Shareholders' Equity	4,984.3	10,988.4	26,158.3	(37,146.7)	4,984.3
Total Liabilities and Shareholders' Equity	$5,598.8	$20,733.7	$30,556.0	$(41,682.2)	$15,206.3

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.3	$25.0	$255.2	$—	$280.5
Accounts receivable, net	—	—	465.8	—	465.8
Inventories	—	—	335.6	—	335.6
Prepaid expenses and other current assets	1.4	0.1	114.4	—	115.9
Current assets held for sale	—	—	308.8	—	308.8
Intercompany receivables	88.9	473.8	1,081.4	(1,644.1)	—
Total current assets	90.6	498.9	2,561.2	(1,644.1)	1,506.6
Property, plant and equipment, net	—	—	844.0	—	844.0
Goodwill	—	—	3,705.3	—	3,705.3
Intangible assets, net	—	—	9,182.3	—	9,182.3
Investment in subsidiaries	5,657.8	20,168.4	11,020.0	(36,846.2)	—
Intercompany loans receivable	143.5	—	3,159.4	(3,302.9)	—
Other assets	—	—	260.5	—	260.5
Total Assets	$5,891.9	$20,667.3	$30,732.7	$(41,793.2)	$15,498.7

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$19.8	$236.5	$—	$256.3
Accounts payable	0.2	—	109.9	—	110.1
Accrued payroll and payroll-related costs	—	—	116.0	—	116.0
Accrued interest	—	79.3	1.3	—	80.6
Accrued and other current liabilities	2.2	7.5	541.2	—	550.9
Current liabilities held for sale	—	—	120.8	—	120.8
Intercompany payables	618.8	462.6	562.7	(1,644.1)	—
Total current liabilities	621.2	569.2	1,688.4	(1,644.1)	1,234.7
Long-term debt	—	5,767.8	20.9	—	5,788.7
Pension and postretirement benefits	—	—	144.9	—	144.9
Environmental liabilities	—	—	73.4	—	73.4
Deferred income taxes	—	—	2,581.4	—	2,581.4
Other income tax liabilities	—	—	67.7	—	67.7
Intercompany loans payable	—	3,302.9	—	(3,302.9)	—
Other liabilities	—	7.4	329.8	—	337.2
Total Liabilities	621.2	9,647.3	4,906.5	(4,947.0)	10,228.0
Shareholders' Equity	5,270.7	11,020.0	25,826.2	(36,846.2)	5,270.7
Total Liabilities and Shareholders' Equity	$5,891.9	$20,667.3	$30,732.7	$(41,793.2)	$15,498.7

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended December 30, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$829.9	$—	$829.9
Cost of sales	—	—	384.1	—	384.1
Gross profit	—	—	445.8	—	445.8
Selling, general and administrative expenses	13.4	0.2	354.7	—	368.3
Research and development expenses	—	—	66.2	—	66.2
Restructuring charges, net	—	—	3.8	—	3.8
Non-restructuring impairment charges	—	—	214.3	—	214.3
Operating (loss) income	(13.4)	(0.2)	(193.2)	—	(206.8)

Interest expense	(2.9)	(81.1)	(17.9)	10.6	(91.3)
Interest income	—	0.1	11.0	(10.6)	0.5
Other income (expense), net	1.8	0.7	(3.4)	—	(0.9)
Intercompany fees	(4.4)	—	4.4	—	—
Equity in net income (loss) of subsidiaries	(136.5)	35.2	(44.5)	145.8	—
(Loss) income from continuing operations before income taxes	(155.4)	(45.3)	(243.6)	145.8	(298.5)
Income tax benefit	(2.2)	(0.3)	(119.2)	—	(121.7)
(Loss) income from continuing operations	(153.2)	(45.0)	(124.4)	145.8	(176.8)
Income from discontinued operations, net of income taxes	—	0.4	23.2	—	23.6
Net (loss) income	(153.2)	(44.6)	(101.2)	145.8	(153.2)
Other comprehensive loss, net of tax	13.1	13.1	26.0	(39.1)	13.1
Comprehensive (loss) income	$(140.1)	$(31.5)	$(75.2)	$106.7	$(140.1)

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended December 25, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$811.2	$—	$811.2
Cost of sales	—	—	360.3	—	360.3
Gross profit	—	—	450.9	—	450.9
Selling, general and administrative expenses	10.4	0.3	212.6	—	223.3
Research and development expenses	—	—	61.4	—	61.4
Restructuring charges, net	—	—	4.1	—	4.1
Operating (loss) income	(10.4)	(0.3)	172.8	—	162.1

Interest expense	(68.0)	(81.9)	(21.0)	73.1	(97.8)
Interest income	—	—	73.3	(73.1)	0.2
Other income (expense), net	67.7	1.7	(67.4)	—	2.0
Intercompany fees	(3.2)	(0.1)	3.3	—	—
Equity in net income of subsidiaries	211.0	312.0	271.7	(794.7)	—
Income (loss) from continuing operations before income taxes	197.1	231.4	432.7	(794.7)	66.5
Income tax benefit	(14.0)	—	(23.3)	—	(37.3)
Income from continuing operations	211.1	231.4	456.0	(794.7)	103.8
Income from discontinued operations, net of income taxes	—	40.3	67.0	—	107.3
Net income	211.1	271.7	523.0	(794.7)	211.1
Other comprehensive (loss) income, net of tax	(66.2)	(66.2)	(132.5)	198.7	(66.2)
Comprehensive income	$144.9	$205.5	$390.5	$(596.0)	$144.9

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended December 30, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$17.4	$(94.0)	$272.2	$—	$195.6
Cash Flows From Investing Activities:
Capital expenditures	—	—	(65.2)	—	(65.2)
Acquisitions and intangibles, net of cash acquired	—	—	(1.8)	—	(1.8)
Proceeds from disposal of discontinued operations, net of cash	—	—	—	—	—
Intercompany loan investment, net	—	—	(424.7)	424.7	—
Investment in subsidiary	—	(260.0)	—	260.0	—
Restricted cash	—	—	—	—	—
Other	—	—	(10.2)	—	(10.2)
Net cash used in investing activities	—	(260.0)	(501.9)	684.7	(77.2)
Cash Flows From Financing Activities:
Issuance of external debt	—	175.0	15.0	—	190.0
Repayment of external debt and capital leases	—	(86.2)	(0.5)	—	(86.7)
Debt financing costs	—	—	—	—	—
Proceeds from exercise of share options	0.4	—	—	—	0.4
Repurchase of shares	(158.8)	—	—	—	(158.8)
Intercompany loan borrowings, net	140.0	284.7	—	(424.7)	—
Capital contribution	—	—	260.0	(260.0)	—
Other	1.2	—	—	—	1.2
Net cash (used in) provided by financing activities	(17.2)	373.5	274.5	(684.7)	(53.9)
Effect of currency rate changes on cash	—	—	(3.0)	—	(3.0)
Net increase in cash and cash equivalents	0.2	19.5	41.8	—	61.5
Cash and cash equivalents at beginning of period	0.3	25.0	255.2	—	280.5
Cash and cash equivalents at end of period	$0.5	$44.5	$297.0	$—	$342.0

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended December 25, 2015
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$39.2	$51.9	$220.3	$—	$311.4
Cash Flows From Investing Activities:
Capital expenditures	—	—	(49.0)	—	(49.0)
Proceeds from disposal of discontinued operations, net of cash	—	235.4	28.6	—	264.0
Intercompany loan investment, net	—	(105.8)	(127.0)	232.8	—
Investment in subsidiary	—	(46.2)	—	46.2	—
Restricted cash	—	—	(0.1)	—	(0.1)
Other	—	—	0.7	—	0.7
Net cash provided from (used in) investing activities	—	83.4	(146.8)	279.0	215.6
Cash Flows From Financing Activities:
Issuance of external debt	—	—	62.0	—	62.0
Repayment of external debt and capital leases	—	(128.9)	(0.7)	—	(129.6)
Debt financing costs	—	—	(0.1)	—	(0.1)
Excess tax benefit from share-based compensation	—	—	—	—	—
Proceeds from exercise of share options	3.6	—	—	—	3.6
Repurchase of shares	(275.4)	—	—	—	(275.4)
Intercompany loan borrowings, net	232.8	—	—	(232.8)	—
Capital contribution	—	—	46.2	(46.2)	—
Other	—	—	(30.0)	—	(30.0)
Net cash (used in) provided by financing activities	(39.0)	(128.9)	77.4	(279.0)	(369.5)
Effect of currency rate changes on cash	—	—	(1.5)	—	(1.5)
Net increase in cash and cash equivalents	0.2	6.4	149.4	—	156.0
Cash and cash equivalents at beginning of period	0.1	152.1	213.7	—	365.9
Cash and cash equivalents at end of period	$0.3	$158.5	$363.1	$—	$521.9

20.	Subsequent Events

Commitments and Contingencies
In January 2017, the FTC, Maryland, Texas, Washington, New York, Alaska and the Company entered into an agreement to resolve the ongoing investigation into Questcor's acquisition of MNK-1141 for a one-time cash payment of $102.0 million and an agreement to license MNK-1141 to a third party designated by the FTC for possible development in Infantile Spasms (IS) and Nephrotic Syndrome (NS) in the U.S. The settlement was approved by the court on January 30, 2017.
In January 2017, the Company received a subpoena from the SEC for documents related to the Company’s public statements, filings and other disclosures regarding Acthar sales, profits, revenue, promotion and pricing.
On January 23, 2017, a putative class action lawsuit was filed against the Company and CEO Mark Trudeau in the U.S. District Court for the District of Columbia, captioned Patricia A. Shenk v. Mallinckrodt plc, et al., No. 17-cv-00145-EGS. The complaint purports to be brought on behalf of all persons who purchased Mallinckrodt’s publicly traded securities on a domestic exchange between November 25, 2014 and January 18, 2017. The lawsuit generally alleges that the Company made false or misleading statements related to Acthar and Synacthen to artificially inflate the price of the Company’s stock. In particular, the complaint alleges a failure by the Company to provide accurate disclosures concerning the long-term sustainability of Acthar revenues, and the exposure of Acthar to Medicare and Medicaid reimbursement rates. On January 26, 2017, a second putative class action lawsuit, captioned Jyotindra Patel v. Mallinckrodt plc, et al., No. 1:17-cv-00171, was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Patel complaint purports to be brought on behalf of shareholders during same period of time as that set forth in the Shenk lawsuit and asserts claims similar to those set forth in the Shenk lawsuit.

Investment in Mesoblast
In December 2016, the Company entered into an equity purchase agreement with Mesoblast Limited ("Mesoblast"). In addition to the equity shares, the Company received the rights to an exclusivity period of nine months to conclude commercial and development agreements for Mesoblast's therapy products used to treat acute graft versus host disease and chronic low back pain. In January 2017, $21.5 million of consideration was remitted to Mesoblast in exchange for the equity shares and rights to the exclusivity period.

Divestitures
The Company's sale of its Nuclear Imaging business to IBAM was completed on January 27, 2017 for approximately $690.0 million before tax impacts, including up-front consideration of approximately $574.0 million, up to $77.0 million of contingent consideration and the assumption of certain liabilities.
On January 30, 2017, the Company announced that it had entered into a definitive agreement to sell its Intrathecal Therapy business to Piramal Enterprises Limited's subsidiary in the U.K., Piramal Critical Care, for approximately $203.0 million, including fixed consideration of $171.0 million and contingent consideration of up to $32.0 million. The transaction is expected to be completed in the first quarter of 2017.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Transition Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the United States ("U.S.") Securities and Exchange Commission ("the SEC") on November 29, 2016.
We own or have rights to use the trademarks and trade names that we use in conjunction with the operation of our business. One of the more important trademarks that we own or have rights to use that appears in this Transition Report on Form 10-Q is "Mallinckrodt," which is a registered trademark or the subject of pending trademark applications in the U.S. and other jurisdictions. Solely for convenience, we only use the ™ or ® symbols the first time any trademark or trade name is mentioned in the following discussion. Such references are not intended to indicate in any way that we will not assert, to the fullest extent permitted under applicable law, our rights to our trademarks and trade names. Each trademark or trade name of any other company appearing in the following discussion is, to our knowledge, owned by such other company.

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
We operate our business in two reportable segments, which are further described below:

•	Specialty Brands includes branded pharmaceutical products and therapies; and

•
Specialty Generics includes specialty generic pharmaceuticals and active pharmaceutical ingredients ("API") consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients.

For further information on our business and products, refer to our Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on November 29, 2016.

Significant Events
Acquisitions
In August 2016, we acquired Stratatech Corporation, through the acquisition of all outstanding common stock for upfront consideration of $76.0 million and contingent milestone payments, which are primarily regulatory, and royalty obligations that could result in up to $121.0 million of additional consideration ("the Stratatech Acquisition"). Stratatech is a regenerative medicine company focused on the development of unique, proprietary skin substitute products. Developmental products include StrataGraft® regenerative skin tissue and a technology platform for genetically enhanced skin tissues. The acquisition was funded with cash on hand.
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

Divestitures
On August 24, 2016, the Company announced that it had entered into a definitive agreement to sell its Nuclear Imaging business to IBA Molecular ("IBAM") for approximately $690.0 million before tax impacts, including up-front consideration of approximately $574.0 million, up to $77.0 million of contingent consideration and the assumption of certain liabilities. The Nuclear Imaging business was deemed to be held for sale and the financial results of this business are presented as a discontinued operation. As a result, prior year balances have been recast to present the financial results of the Nuclear Imaging business as a discontinued operation. The sale was completed on January 27, 2017.
On November 27, 2015, we completed the sale of our CMDS business to Guerbet S.A. ("Guerbet") for cash consideration of approximately $270.0 million, subject to yet to be resolved net working capital adjustments. The financial results for the CMDS business are presented as a discontinued operation.

Business Factors Influencing the Results of Operations
Products
The Specialty Generics segment has and may continue to experience customer consolidation and increased generic product approvals leading to increased competition, which is expected to result in further downward pressure on net sales, operating income and cash flow from operations. Net sales from the Specialty Generics segment, excluding Methylphenidate ER which is discussed further below, for the three months ended December 30, 2016 were $190.9 million compared with $226.4 million during the three months ended December 25, 2015.

In November 2014, we were informed by the U.S. Food and Drug Administration ("FDA") that it believes that our Methylphenidate ER products may not be therapeutically equivalent to the category reference listed drug and the FDA reclassified Methylphenidate ER from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX). The FDA has indicated that it has not identified any serious safety concerns with the products. We continue to market our Methylphenidate ER products as a class BX-rated drug. The FDA's action to reclassify our Methylphenidate ER products had, and is expected to continue to have, a negative impact on net sales and operating income unless the FDA reverses its decision. On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of Mallinckrodt’s Abbreviated New Drug Application ("ANDA") for Methylphenidate ER. The Company has requested a hearing in the withdrawal proceedings and the deadline for submitting documentation supporting the request for a hearing is March 20, 2017. The Company plans to vigorously set forth its position in the withdrawal proceedings. A potential outcome of the withdrawal proceedings is that our Methylphenidate ER products may lose their FDA approval, which could have a material, negative impact to our Specialty Generics segment. Net sales of our Methylphenidate ER products during the three months ended December 30, 2016 were $22.0 million compared with $31.2 million during the three months ended December 25, 2015.
As discussed above, the Specialty Generics segment has experienced customer consolidation and increased competition that have and are expected to result in further downward pressure to net sales and operating income in this segment. During the three months ended December 30, 2016, the FDA approved new products that are expected to compete with the Company's Methylphenidate ER products and one competitor launched their products. Additional products expected to compete with the Company's Methylphenidate ER products may be launched during fiscal 2017. All of these products have a class AB rating compared with the class BX rating on the Company's Methylphenidate ER products. It is uncertain how these product approvals may impact the FDA's withdrawal proceedings associated with the Company's Methylphenidate ER products.
The Company determined that these events represented a triggering event and the Company performed an assessment of the goodwill associated with the Specialty Generics reporting unit as of December 30, 2016. The Company performed a goodwill impairment test and recognized a $207.0 million goodwill impairment in the Specialty Generics segment. Following this impairment charge there is no remaining goodwill associated with the Specialty Generics segment.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies.
During fiscal 2013, our Board of Directors approved a restructuring program in the amount of $100.0 million to $125.0 million ("the 2013 Mallinckrodt Program") that was planned to occur over a three-year period from approval of the program, with an anticipated two-year cost recovery period. The 2013 Mallinckrodt Program is substantially complete.
In July 2016, our Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2016 Mallinckrodt Program") designed to further improve its cost structure, as we continue to transform our business. The 2016 Mallinckrodt Program is expected to include actions across both the Specialty Brands and Specialty Generics segments, as well as within corporate functions. There is no specified time period associated with the 2016 Mallinckrodt Program. Through December 30, 2016, we incurred restructuring charges of $13.5 million under the 2016 Mallinckrodt Program, which are expected to generate savings, substantially within our SG&A expenses. In addition to the 2016 Mallinckrodt Program, we take certain restructuring actions to generate synergies from our acquisitions.

Research and Development Investment
We expect to continue to pursue targeted investments in R&D activities, both for existing products and the development of new portfolio assets. We intend to focus our R&D investments in the specialty pharmaceuticals areas, specifically investments to support our Specialty Brands, where we believe there is the greatest opportunity for growth and profitability. Our Specialty Brands include medicines for pain management, acute and critical care, and autoimmune and rare diseases (“ARD”). Our primary focus for the latter includes the therapeutic areas of neurology, rheumatology, nephrology, pulmonology and ophthalmology.

Specialty Brands. We devote significant R&D resources to our branded products. Our R&D investments center on building a diverse, durable portfolio of innovative therapies that provide value to patients, physicians and payers. We are leveraging both organic development and acquiring late stage development assets through the execution of our “acquire to invest” strategy to facilitate organic growth. Under this strategy, we look to acquire durable, but currently under-resourced assets for which we believe we can accelerate growth and expand reach to patients with unmet medical needs.
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
Our "acquire to invest" strategy also includes the acquisition of early and late stage development products to meet the needs of underserved patient populations. Under our strategy we continue the development process and perform clinical trials to support FDA approval of new products. The most significant development products in our pipeline include Terlipressin, StrataGraft and MNK-1141 (the product formerly described as Synacthen Depot) in the U.S. Terlipressin is being investigated for the treatment of Hepatorenal Syndrome ("HRS") type 1, an acute, rare and life-threatening condition requiring hospitalization, with no currently approved therapy in the U.S. In July 2016, the Company enrolled the first patient in the company's Phase 3 clinical study to evaluate the efficacy and safety of terlipressin (for injection) in subjects with HRS type 1. StrataGraft is an investigational product in Phase 3 development for treatment of severe, deep partial thickness burns and Phase 2 development for treatment of severe, full thickness burns. In 2012, the FDA granted StrataGraft orphan product status, and the product is being developed as a biologic to be filed under a biologic license application that would confer regulatory protection until 2032. MNK-1141 is a depot formulation of Synacthen (tetracosactide), a synthetic 24 amino acid melanocortin receptor agonist. In August 2016, we announced that the FDA has granted the company's request for fast track designation for its Investigational New Drug ("IND") application for MNK-1141 in the treatment of Duchenne muscular dystrophy ("DMD"). The FDA's fast track designation is a process designed to facilitate the development, and expedite the review of drugs to treat serious conditions that fill an unmet medical need.
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

Results of Operations
Three Months Ended December 30, 2016 Compared with Three Months Ended December 25, 2015

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	December 30, 2016	December 25, 2015	Percentage Change
U.S.	$763.7	$740.2	3.2%
Europe, Middle East and Africa	52.8	49.3	7.1
Other	13.4	21.7	(38.2)
Net sales	$829.9	$811.2	2.3

Net sales for the three months ended December 30, 2016 increased $18.7 million, or 2.3%, to $829.9 million, compared with $811.2 million for the three months ended December 25, 2015. This increase was primarily driven by growth in the Specialty Brands segment with higher volume for Acthar and Ofirmev, benefits of Inomax contracting and the fiscal 2016 Hemostasis Acquisition. These increases were partially offset by decreased net sales in the Specialty Generics segment attributable to increased competition and customer consolidation, which has resulted in downward pricing pressure. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended December 30, 2016 decreased $5.1 million, or 1.1%, to $445.8 million, compared with $450.9 million for the three months ended December 25, 2015. The decrease in gross profit primarily resulted from a $53.2 million decrease in gross profit from the Specialty Generics segment. This was partially offset by higher net sales in the Specialty Brands segment, primarily due to volume growth across our key brands, and a $12.6 million decrease in expense associated with fair value adjustments of acquired inventory. Gross profit margin was 53.7% for the three months ended December 30, 2016, compared with 55.6% for the three months ended December 25, 2015. The decrease in gross profit margin was primarily attributable to the increased price competition in the Specialty Generics business, partially offset by a higher percentage of overall sales relating to the higher-margin Specialty Brands business.
Selling, general and administrative expenses ("SG&A"). SG&A expenses for the three months ended December 30, 2016 were $368.3 million, compared with $223.3 million for the three months ended December 25, 2015, an increase of $145.0 million, or 64.9%. The increase was primarily attributable to charges during the three months ended December 30, 2016 related to a $102.0 million settlement with the Federal Trade Commission ("FTC") and the states of Maryland, Texas, Washington, New York and Alaska (collectively, "the Settling States") and $45.0 million associated with the recognition of previously deferred pension related losses upon lump sum distribution to current and former employees under our pension plan termination. Additional charges from deferred pension related losses are anticipated in the first half of calendar 2017 with the final settlement of outstanding obligations under these plans. The three months ended December 25, 2015, included $11.5 million of legal reserve accruals. The remaining $9.5 million increase from the three months ended December 30, 2016 compared with December 25, 2015 is comprised of various minor increases and decreases. SG&A expenses were 44.4% of net sales for the three months ended December 30, 2016 and 27.5% of net sales for the three months ended December 25, 2015. The higher percentage of net sales is attributable to the aforementioned charges with the FTC and the Settling States along with the pension related settlement losses, which collectively represented 17.7% of net sales for the three months ended December 30, 2016.
Research and development expenses ("R&D"). R&D expenses increased $4.8 million, or 7.8%, to $66.2 million for the three months ended December 30, 2016, compared with $61.4 million for the three months ended December 25, 2015. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of net sales, R&D expenses were 8.0% and 7.6% for the three months ended December 30, 2016 and December 25, 2015, respectively.
Restructuring charges, net. During the three months ended December 30, 2016, we recorded $5.3 million of restructuring and related charges, net, including $1.5 million of accelerated depreciation in SG&A and cost of sales, primarily related to employee severance and benefits across our Specialty Brands segment and corporate functions. During the three months ended December 25, 2015, we recorded restructuring and related charges, net, of $4.2 million, including $0.1 million of accelerated depreciation in cost of sales, primarily related to employee severance benefits across both of our operating segments and corporate functions.
Non-restructuring impairment charges. During the three months ended December 30, 2016, we recorded a $207.0 million impairment charge associated with our Specialty Generics segment and a $7.3 million impairment of a license associated with a product the Company elected to discontinue.
Non-Operating Items
Interest expense and interest income. During the three months ended December 30, 2016 and December 25, 2015, net interest expense was $90.8 million and $97.6 million, respectively. The decrease in net interest expense was impacted by a $2.8 million decrease in interest accrued on deferred tax liabilities associated with outstanding installment notes, due to payments that reduced the deferred tax liability balance. The decrease was also driven by lower average outstanding balances on the revolving credit facility and term loan borrowings. Interest expense during the three months ended December 30, 2016 and December 25, 2015 included $6.5 million and $6.7 million, respectively, of non-cash interest expense.
Other income (expense), net. During the three months ended December 30, 2016, we recorded other expense, net, of $0.9 million and during the three months ended December 25, 2015, we recorded other income, net, of $2.0 million, both of which represented miscellaneous items, including gains and losses on intercompany financing, foreign currency transactions and related hedging instruments.
Income tax expense (benefit). Income tax benefit was $121.7 million on a loss from continuing operations before income taxes of $298.5 million for the three months ended December 30, 2016 and an income tax benefit of $37.3 million on income from continuing operations before income taxes of $66.5 million for the three months ended December 25, 2015. Our effective tax rates were 40.8% and negative 56.1% for the three months ended December 30, 2016 and December 25, 2015, respectively. The effective tax rate for the three months ended December 30, 2016 was impacted by receiving $12.7 million of tax benefit associated with an adjustment to the Company’s wholly owned partnership investment, $0.6 million of tax benefit associated with $207.0 million of goodwill impairment, $36.6 million of tax benefit associated with the $102.0 million settlement with governmental authorities, and $72.3 million of tax benefit associated with the rate difference between U.K. and non-U.K. jurisdictions (excluding impact of above referenced settlement and impairment).The effective tax rate for the three months ended December 25, 2015 was impacted by $3.3 million of tax benefit associated with accrued income tax liabilities and uncertain tax positions, $3.6 million of tax benefit associated with U.S. credits and $45.1 million of tax benefit associated with the rate difference between U.K. and non-U.K. jurisdictions.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $23.6 million and $107.3 million during the three months ended December 30, 2016 and December 25, 2015, respectively. Income from discontinued operations for the three months ended December 30, 2016, primarily represents the operating results associated with the Nuclear Imaging business that was classified as held for sale during the period. Income from discontinued operations for the three months ended December 25, 2015, includes a $97.0 million gain on the disposal of the CMDS business and $12.1 million of income from the operating results of the Nuclear Imaging business.

Business Segment Results
The businesses included within our reportable segments are described below:
Specialty Brands

•	includes branded pharmaceutical drugs for autoimmune and rare diseases, neonatal critical care respiratory therapeutics and immunotherapy, and pain management.
Specialty Generics

•	includes specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients.
Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include net sales and expenses associated with sales of products to the acquirer of the CMDS business under an ongoing supply agreement, intangible asset amortization, impairments and net restructuring and related charges. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating income and in the reconciliations presented below. Selected information by business segment is as follows:

Three Months Ended December 30, 2016 Compared with Three Months Ended December 25, 2015

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	December 30, 2016	December 25, 2015	Percentage Change
Specialty Brands	$603.1	$543.2	11.0%
Specialty Generics	212.9	257.6	(17.4)
Net sales of operating segments	816.0	800.8	1.9
Other (1)	13.9	10.4	33.7
Net sales	$829.9	$811.2	2.3

(1)
Represents net sales from an ongoing, post-divestiture supply agreement with the acquirer of the CMDS business. Amounts for periods prior to the divestiture represent the reclassification of intercompany sales to third-party sales to conform with the expected presentation of the ongoing supply agreement.

Specialty Brands. Net sales for the three months ended December 30, 2016 increased $59.9 million to $603.1 million, compared with $543.2 million for the three months ended December 25, 2015. The increase in net sales was primarily driven by a $38.7 million or 13.5% increase in Acthar net sales compared with the three months ended December 25, 2015 due to increased volume. The fiscal 2016 acquisition of Hemostasis products increased net sales by $13.4 million. Inomax net sales increased by $7.5 million due to a favorable contracting cycle while Ofirmev net sales increased $5.6 million due to volume. Therakos net sales decreased by $3.0 million primarily due to a product supply disruption.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	December 30, 2016	December 25, 2015	Percentage Change
U.S.	$585.2	$524.8	11.5%
Europe, Middle East and Africa	16.2	17.0	(4.7)
Other	1.7	1.4	21.4
Net sales	$603.1	$543.2	11.0

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	December 30, 2016	December 25, 2015	Percentage Change
Acthar	$325.4	$286.7	13.5%
Inomax	118.3	110.8	6.8
Ofirmev	72.5	66.9	8.4
Therakos immunotherapy	47.4	50.4	(6.0)
Hemostasis products	13.4	—	—
Other	26.1	28.4	(8.1)
Specialty Brands	$603.1	$543.2	11.0

Specialty Generics. Net sales for the three months ended December 30, 2016 decreased $44.7 million, or 17.4%, to $212.9 million, compared with $257.6 million for the three months ended December 25, 2015. The decrease in net sales was driven by decreases in all product categories, most notably decreases of $13.5 million, $9.2 million and $12.6 million in hydrocodone related products, Methylphenidate ER and other products, respectively. The Specialty Generics segment has and may continue to experience customer consolidation that has led to increased competition, which resulted in decreased net sales. Methylphenidate ER net sales continue to be negatively impacted by the FDA reclassification of these products to therapeutically inequivalent status.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	December 30, 2016	December 25, 2015	Percentage Change
U.S.	$178.5	$215.3	(17.1)%
Europe, Middle East and Africa	22.7	22.1	2.7
Other	11.7	20.2	(42.1)
Net sales	$212.9	$257.6	(17.4)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	December 30, 2016	December 25, 2015	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$23.2	$36.7	(36.8)%
Oxycodone (API) and oxycodone-containing tablets	24.3	28.9	(15.9)
Methylphenidate ER	22.0	31.2	(29.5)
Other controlled substances	104.9	109.7	(4.4)
Other products	38.5	51.1	(24.7)
Specialty Generics	$212.9	$257.6	(17.4)

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended December 30, 2016 and December 25, 2015 is shown in the following table (dollars in millions):

	Three Months Ended
	December 30, 2016		December 25, 2015
Specialty Brands	$317.2	52.6%	$269.1	49.5%
Specialty Generics	52.7	24.8	115.2	44.7
Segment operating income	369.9	45.3	384.3	48.0
Unallocated amounts:
Corporate and allocated expenses	(181.4)		(44.6)
Intangible asset amortization	(175.7)		(173.4)
Restructuring and related charges, net (1)	(5.3)		(4.2)
Non-restructuring impairment	(214.3)		—
Total operating (loss) income	$(206.8)		$162.1

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the three months ended December 30, 2016 increased $48.1 million to $317.2 million, compared with $269.1 million for the three months ended December 25, 2015. Operating margin increased to 52.6% for the three months ended December 30, 2016, compared with 49.5% for the three months ended December 25, 2015. The increase in operating income and margin was impacted by the $59.9 million increase in net sales, primarily attributable to Acthar volume growth and the fiscal 2016 Hemostasis product acquisition. The increase in gross profit also reflects a $12.6 million decrease in expense associated with fair value adjustments of acquired inventory. SG&A and R&D expenses were reasonably consistent across both periods.
Specialty Generics. Operating income for the three months ended December 30, 2016 decreased $62.5 million to $52.7 million, compared with $115.2 million for the three months ended December 25, 2015. Operating margin decreased to 24.8% for the three months ended December 30, 2016, compared with 44.7% for the three months ended December 25, 2015. The decrease in operating income and margin was impacted by the $44.7 million decrease in net sales due to customer consolidation and additional competitors that has led to price decreases, which resulted in a $53.2 million unfavorable gross profit impact. The gross profit impact exceeded the net sales impact primarily due to unfavorable product mix. In addition, there were increases in SG&A and R&D expenses of $9.3 million in total.
Corporate and allocated expenses. Corporate and allocated expenses were $181.4 million and $44.6 million for the three months ended December 30, 2016 and December 25, 2015, respectively. The three months ended December 30, 2016 included charges related to a $102.0 million settlement with the FTC and the Settling States and $45.0 million associated with the recognition of previously deferred pension related losses upon lump sum distribution to employees under our pension plan termination. Additional charges from deferred pension related losses are anticipated in the first half of calendar 2017 with the final settlement of outstanding obligations under these plans. The three months ended December 25, 2015, included $11.5 million of legal reserve accruals. The remaining $1.3 million increase is comprised of various minor increases and decreases.

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

A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Three Months Ended
	December 30, 2016	December 25, 2015
Net cash provided by (used in):
Operating activities	$195.6	$311.4
Investing activities	(77.2)	215.6
Financing activities	(53.9)	(369.5)
Effect of currency exchange rate changes on cash and cash equivalents	(3.0)	(1.5)
Net increase in cash and cash equivalents	$61.5	$156.0

Operating Activities
Net cash provided by operating activities of $195.6 million for the three months ended December 30, 2016 was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to a $125.3 million inflow from net investment in working capital. The working capital inflow was primarily driven by a $109.1 million increase in other assets and liabilities and a $36.5 million decrease in accounts receivable, net, partially offset by a $26.3 million increase in inventory. The increase in other assets and liabilities primarily resulted from the establishment of a reserve for the $102.0 million settlement with the FTC and the Settling States, the recognition of a $45.0 million charge associated with our pension settlement partially offset by payment of annual employee cash bonuses.
Net cash provided by operating activities of $311.4 million for the three months ended December 25, 2015 was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to an $87.6 million inflow from net investment in working capital. The working capital inflow was primarily driven by an $82.3 million increase in the net tax related balances due to the timing of expected tax payments, and a $68.4 million decrease in accounts receivable, net, partially offset by a $35.6 million decrease in other assets and liabilities, a $14.5 million increase in inventories and a $13.0 million decrease in accounts payable. The decrease in accounts receivable, net was primarily due to timing of annual customer incentive payments and sales within the quarter. The $35.6 million decrease in other assets and liabilities resulted largely from the annual payout of employee cash bonuses for performance in the prior fiscal year and restructuring payments.
The aforementioned cash flows from operating activities include cash flows from the ongoing operations of the Nuclear Imaging and CMDS businesses that are included within discontinued operations. Subsequent to the completion of these transactions, we will no longer generate cash flows from these businesses. See further discussion of our discontinued operations in Note 3 of the Notes to
Consolidated Financial Statements included within Item 1. Financial Statements of this Transition Report on Form 10-Q.

Investing Activities
Net cash used in investing activities was $77.2 million for the three months ended December 30, 2016, compared with a $215.6 million cash inflow for the three months ended December 25, 2015. The $292.8 million change primarily resulted from the receipt of $264.0 million in proceeds related to the sale of CMDS that occurred during the three months ended December 25, 2015. The remaining $28.8 million decrease in cash inflows was primarily impacted by a $16.2 million increase in capital expenditures and a $11.2 million increase in cash outflows for short-term investments.

Financing Activities
Net cash used in financing activities was $53.9 million for the three months ended December 30, 2016, compared with $369.5 million net cash used in financing activities for the three months ended December 25, 2015. The $315.6 million decrease in cash outflows largely resulted from a $128.0 million increase in cash proceeds from the issuance of debt, a $116.6 million decrease in share repurchases, and a $42.9 million decrease in repayment of debt. The remaining decrease in cash outflows was primarily impacted by a $30.0 million payment of contingent consideration to the former owners of BioVectra that was made during the three months ended December 25, 2015.

Debt and Capitalization
At December 30, 2016, the total principal amount of debt was $6,237.6 million as compared with the total principal amount of debt at September 30, 2016 of $6,135.6 million. The total principal amount of debt at December 30, 2016 was comprised of $3,938.3 million of fixed-rate instruments, $1,948.5 million of variable-rate term loans, $250.0 million of borrowings under a variable-rate securitization program, $100.0 million of borrowings under a variable-rate revolving credit facility and $0.8 million of capital lease obligations. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of December 30, 2016, our fixed-rate instruments have a weighted-average interest rate of 5.29% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.80% and has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved may be material. During the three months ended December 30, 2016, we repurchased $7.0 million of face value of our debt.
At December 30, 2016, $271.8 million of our debt principal was classified as current, as these payments are expected to be made within the next twelve months.
In addition to the borrowing capacity under our receivable securitization program, we have a $500.0 million revolving credit facility. At December 30, 2016, we had $100.0 million outstanding under our revolving credit facility. As such, there was $400.0 million of additional borrowing capacity under our revolving credit facility.
As of December 30, 2016, we were, and expect to remain, in full compliance with the provisions and covenants associated with our debt agreements.

Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 16 of notes to the unaudited condensed consolidated financial statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 16 of notes to the unaudited condensed consolidated financial statements, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the date of sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet as of December 30, 2016 was $15.1 million, of which $12.4 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at December 30, 2016. As of December 30, 2016, the maximum future payments we could be required to make under these indemnification obligations was $71.0 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in other assets on our unaudited condensed consolidated balance sheet at December 30, 2016.

We have recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 16 of the unaudited notes to condensed consolidated financial statements.
In addition, we are also liable for product performance, and have established accruals as necessary; however, we believe, given the information currently available, that the ultimate resolution of these obligations will not have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements
We are required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating our ability to fund the decommissioning of our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though we do not intend to close this facility. We have provided this financial assurance in the form of surety bonds totaling $30.2 million. As of December 30, 2016, we had various other letters of credit, guarantees and surety bonds totaling $28.4 million.
We exchanged title to $73.7 million of our plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. We also simultaneously leased such assets back from Saint Louis County under a capital lease expiring December 2025, the terms of which provide us with the right of offset against the IRBs. The lease also provides an option for us to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a property tax abatement for ten years from the date the property was placed in service. Due to the right of offset, the capital lease obligations and IRB assets are recorded net, and therefore do not appear in the unaudited condensed consolidated balance sheets. We expect that the right of offset will be applied to payments required under these arrangements.
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
We believe that our accounting policies for revenue recognition, goodwill and other intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended December 30, 2016, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016.

Forward-Looking Statements
We have made forward-looking statements in this Transition Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "anticipate," "estimate," "predict," "potential," "continue," "may," "should" or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements.
The risk factors included within Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and within Part II, Item 1A of this Transition Report on Form 10-Q could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
These forward-looking statements are made as of the filing date of this Transition Report on Form 10-Q. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.

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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of December 30, 2016, our outstanding debt included $1,948.5 million variable-rate debt on our senior secured term loans, $100.0 million on our senior unsecured revolving credit facility and $250.0 million variable-rate debt on our receivables securitization program. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $5.7 million.
The remaining outstanding debt as of December 30, 2016 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of December 30, 2016 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. Dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $18.3 million as of December 30, 2016. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. Dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of December 30, 2016 that measures the change in the net financial position arising from a hypothetical 10.0% adverse movement in the exchange rates of the Euro and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10.0% adverse change in the above currencies was $14.3 million as of December 30, 2016. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited condensed consolidated balance sheets.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Transition Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 16 of the unaudited notes to condensed consolidated financial statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 16 of the unaudited notes to condensed consolidated financial statements, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. For further information on pending legal proceedings, refer to Note 16 of notes to condensed consolidated financial statements.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on November 29, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended December 30, 2016. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.
On November 19, 2015, our Board of Directors authorized a $500.0 million share repurchase program (the “November 2015 Program”), which was completed in the three months ended December 30, 2016. The November 2015 Program commenced after the $300.0 million share repurchase program authorized by our Board of Directors on January 23, 2015 (the “January 2015 Program”) was completed in the three month period ended December 25, 2015. On March 16, 2016, our Board of Directors authorized an additional $350.0 million share repurchase program (the “March 2016 Program”) which commenced upon the completion of the November 2015 Program. The March 2016 Program has no time limit or expiration date, and the Company currently expects to fully utilize the program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs
October 1, 2016 to October 28, 2016	1,321,053	$69.77	1,344,167	$330.7
October 29, 2016 to December 2, 2016	211	65.89	—	330.7
December 3, 2016 to December 30, 2016	1,224,531	52.73	1,220,846	266.0

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

2.1
First Amendment to Share Purchase Agreement, dated as of December 15, 2016, by and among Mallinckrodt Chemical Holdings (U.K.) Limited, Mallinckrodt Netherlands Holdings B.V., GLO Dutch Bidco B.V. and GLO US Bidco, LLC. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed January 27, 2017).

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Amended and Restated Memorandum and Articles of Association of Mallinckrodt plc (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed July 1, 2013).
10.1
Second Amendment to the Note Purchase Agreement, dated as of September 4, 2015, among Mallinckrodt Securitization S.A.R.L., the persons from time to time party thereto as purchasers, PNC Bank, National Association, as administrative agent, and Mallinckrodt LLC, as servicer.

10.2
Third Amendment to the Note Purchase Agreement, dated as of November 18, 2016, among Mallinckrodt Securitization S.A.R.L., the persons from time to time party thereto as purchasers, PNC Bank, National Association, as administrative agent, and Mallinckrodt LLC, as servicer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the transition period ended December 30, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

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

Date: February 7, 2017