Form 10-Q
period 2017-03-31
Mallinckrodt plc
filed 2017-05-08
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
3 Lotus Park, The Causeway, Staines-Upon-Thames,
Surrey TW18 3AG, United Kingdom
(Address of principal executive offices) (Zip Code)

Telephone: +44 017 8463 6700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Ordinary shares, $0.20 par value - 99,346,584 shares as of May 1, 2017

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended
	March 31, 2017	March 25, 2016
Net sales	$810.9	$815.8
Cost of sales	392.3	390.7
Gross profit	418.6	425.1

Selling, general and administrative expenses	308.1	209.3
Research and development expenses	62.2	58.1
Restructuring charges, net	17.2	8.4
Non-restructuring impairment charges	—	16.9
Gains on divestiture and license	(59.1)	—
Operating income	90.2	132.4

Interest expense	(94.2)	(97.2)
Interest income	0.9	0.2
Other expense, net	(7.5)	(0.7)
(Loss) income from continuing operations before income taxes	(10.6)	34.7

Income tax benefit	(39.5)	(63.8)
Income from continuing operations	28.9	98.5

Income from discontinued operations, net of income taxes	370.3	19.8

Net income	$399.2	$118.3

Basic earnings per share (Note 7):
Income from continuing operations	$0.28	$0.89
Income from discontinued operations	3.58	0.18
Net income	$3.86	$1.06

Basic weighted-average shares outstanding	103.3	111.1

Diluted earnings per share (Note 7):
Income from continuing operations	$0.28	$0.88
Income from discontinued operations	3.57	0.18
Net income	$3.85	$1.06

Diluted weighted-average shares outstanding	103.6	112.0

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	March 31, 2017	March 25, 2016
Net income	$399.2	$118.3
Other comprehensive income, net of tax:
Currency translation adjustments	2.4	8.8
Unrecognized gain on derivatives, net of $- and $- tax	0.2	0.2
Unrecognized gain (loss) on benefit plans, net of ($31.4) and $5.4 tax	46.6	(8.8)
Unrecognized gain on investments, net of $- and $- tax	13.4	—
Total other comprehensive income, net of tax	62.6	0.2
Comprehensive income	$461.8	$118.5

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 31, 2017	December 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$259.8	$342.0
Accounts receivable, less allowance for doubtful accounts of $4.1 and $4.0	486.3	431.0
Inventories	358.8	350.7
Prepaid expenses and other current assets	188.4	131.9
Notes receivable	154.0	—
Current assets held for sale	—	310.9
Total current assets	1,447.3	1,566.5
Property, plant and equipment, net	911.4	881.5
Goodwill	3,446.2	3,498.1
Intangible assets, net	8,778.9	9,000.5
Other assets	191.8	259.7
Total Assets	$14,775.6	$15,206.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$244.9	$271.2
Accounts payable	115.4	112.1
Accrued payroll and payroll-related costs	69.3	76.1
Accrued interest	80.8	68.7
Accrued and other current liabilities	525.8	658.8
Current liabilities held for sale	—	120.3
Total current liabilities	1,036.2	1,307.2
Long-term debt	5,699.9	5,880.8
Pension and postretirement benefits	67.5	136.4
Environmental liabilities	72.5	73.0
Deferred income taxes	2,338.1	2,398.1
Other income tax liabilities	71.8	70.4
Other liabilities	375.4	356.1
Total Liabilities	9,661.4	10,222.0
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 118,559,940 and 118,182,944 issued; 99,403,280 and 104,667,545 outstanding	23.7	23.6
Ordinary shares held in treasury at cost, 19,156,660 and 13,515,399	(1,197.7)	(919.8)
Additional paid-in capital	5,442.5	5,424.0
Retained earnings	855.6	529.0
Accumulated other comprehensive loss	(9.9)	(72.5)
Total Shareholders' Equity	5,114.2	4,984.3
Total Liabilities and Shareholders' Equity	$14,775.6	$15,206.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31, 2017	March 25, 2016
Cash Flows From Operating Activities:
Net income	$399.2	$118.3
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	204.0	211.5
Share-based compensation	16.4	11.3
Deferred income taxes	(73.6)	(115.1)
Non-cash impairment charges	—	16.9
Gain on divestitures	(427.2)	(0.4)
Other non-cash items	17.8	5.1
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(57.4)	(17.8)
Inventories	(13.5)	15.8
Accounts payable	(6.6)	(3.2)
Income taxes	(60.6)	(10.4)
Other	(95.9)	(3.4)
Net cash from operating activities	(97.4)	228.6
Cash Flows From Investing Activities:
Capital expenditures	(52.6)	(42.4)
Acquisitions and intangibles, net of cash acquired	—	(170.1)
Proceeds from divestitures, net of cash	576.9	5.8
Other	(10.8)	3.9
Net cash from investing activities	513.5	(202.8)
Cash Flows From Financing Activities:
Issuance of external debt	25.0	16.4
Repayment of external debt and capital leases	(233.9)	(21.9)
Debt financing costs	(13.0)	—
Proceeds from exercise of share options	2.2	2.7
Repurchase of shares	(279.6)	(226.2)
Other	1.0	—
Net cash from financing activities	(498.3)	(229.0)
Effect of currency rate changes on cash	—	1.4
Net change in cash, cash equivalents and restricted cash	(82.2)	(201.8)
Cash, cash equivalents and restricted cash at beginning of period	361.1	588.4
Cash, cash equivalents and restricted cash at end of period	$278.9	$386.6

Cash and cash equivalents at end of period	$259.8	$341.4
Restricted cash included in prepaid expenses and other current assets at end of period	—	26.2
Restricted cash included in other assets at end of period	19.1	19.0
Cash, cash equivalents and restricted cash at end of period	$278.9	$386.6

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at December 30, 2016	118.2	$23.6	13.5	$(919.8)	$5,424.0	$529.0	$(72.5)	$4,984.3
Impact of accounting standard adoptions	—	—	—	—	—	(72.1)	—	(72.1)
Net income	—	—	—	—	—	399.2	—	399.2
Currency translation adjustments	—	—	—	—	—	—	2.4	2.4
Change in derivatives, net of tax	—	—	—	—	—	—	0.2	0.2
Unrecognized gain on benefit plans	—	—	—	—	—	—	46.6	46.6
Unrecognized gain on investments	—	—	—	—	—	—	13.4	13.4
Share options exercised	0.1	—	—	—	2.2	—	—	2.2
Vesting of restricted shares	0.3	0.1	—	(4.0)	(0.1)	—	—	(4.0)
Share-based compensation	—	—	—	—	16.4	—	—	16.4
Reissuance of treasury shares	—	—	—	1.7	—	(0.5)	—	1.2
Repurchase of shares	—	—	5.7	(275.6)	—	—	—	(275.6)
Balance at March 31, 2017	118.6	$23.7	19.2	$(1,197.7)	$5,442.5	$855.6	$(9.9)	$5,114.2

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc and its subsidiaries (collectively, "Mallinckrodt" or "the Company"), is a global business that develops, manufactures, markets and distributes branded and generic specialty pharmaceutical products and therapies. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology, ophthalmology and pulmonology); immunotherapy and neonatal respiratory critical care therapies; analgesics and hemostasis products.
The Company operates in two reportable segments, which are further described below:

•	Specialty Brands includes branded pharmaceutical products and therapies; and

•
Specialty Generics includes specialty generic pharmaceuticals and active pharmaceutical ingredients ("API") consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients.

The Company owns or has rights to use the trademarks and trade names that are used in conjunction with the operation of its business. One of the more important trademarks that the Company owns or has rights to use that appears in this Quarterly Report on Form 10-Q is "Mallinckrodt," which is a registered trademark or the subject of pending trademark applications in the United States ("U.S.") and other jurisdictions. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned in the following notes. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in the following discussion is, to the Company's knowledge, owned by such other company.

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of net sales and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of Mallinckrodt plc, its wholly-owned subsidiaries and entities in which they own or control more than fifty percent of the voting shares, or have the ability to control through similar rights. The results of entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. Divestitures of product lines and businesses that did not qualify as discontinued operations have been reflected in operating income. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the interim results reported. The December 30, 2016 balance sheet data was derived from the unaudited condensed consolidated financial statements, but does not include all of the annual disclosures required by GAAP; accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated and combined financial statements included in its Annual Report on Form 10-K for the period ended September 30, 2016, filed with the U.S. Securities and Exchange Commission ("SEC") on November 29, 2016.
The Company completed the sale of its Nuclear Imaging business on January 27, 2017. As a result, prior year balances have been recast to present the financial results of this business as a discontinued operation.

Fiscal Year
The Company historically reported its results based on a "52-53 week" year ending on the last Friday of September. On May 17, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year end to the last Friday in December from the last Friday in September. The change in fiscal year became effective for the Company’s 2017 fiscal year, which began on December 31, 2016 and will end on December 29, 2017. As a result of the change in fiscal year end, the Company filed a Transition Report on Form 10-Q on February 7, 2017 covering the period from October 1, 2016 through December 30, 2016. Unless otherwise indicated, the three months ended March 31, 2017 refers to the thirteen week period ended March 31, 2017 and the three months ended March 25, 2016 refers to the thirteen week period ended March 25, 2016.

2.	Recently Issued Accounting Standards
Adopted
The Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-04, "Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment," in January 2017. This update eliminates step 2 from the goodwill impairment test, and requires the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted this standard in fiscal 2017, which did not have a material impact. The Company will apply this standard to prospective goodwill impairment tests.
The FASB issued ASU 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory," in October 2016. This update simplifies the practice of how income tax consequences of an intra-entity transfer of an asset other than inventory should be recognized. Upon adoption, the entity must recognize such income tax consequences when the intra-entity transfer occurs rather than waiting until such time as the asset has been sold to an outside party. The Company early adopted this standard in fiscal 2017, which resulted in a $75.0 million decrease to beginning retained earnings with an offsetting decrease of $67.2 million to other assets and a $7.8 million decrease to prepaid expenses on its unaudited condensed consolidated balance sheet. The prior periods were not restated.
The FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," in August 2016 and ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash," in November 2016. These updates provide guidance for nine targeted clarifications with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The Company early adopted these standards in fiscal 2017 and revised the prior year statement of cash flow. The adoption of ASU 2016-18, regarding presentation of restricted cash, increased the net cash used in investing activities during the three months ended March 25, 2016 by $21.2 million. The adoption of ASU 2016-15, regarding the other targeted clarifications, did not result in any material changes.
The FASB issued ASU 2016-09, "Stock Compensation," in March 2016. This update simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of certain tax effects within the statement of cash flows. The Company adopted this guidance in fiscal 2017, which resulted in a $2.9 million increase to beginning retained earnings to recognize net operating loss carryforwards, net of a valuation allowance, attributable to excess tax benefits on stock compensation that had not been previously recognized in additional paid-in capital.
The FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," in September 2015. This update requires an acquirer to recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjusting amounts are determined. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this standard in fiscal 2017, which did not have any impact on historical acquisitions.
The FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," in July 2015. The issuance of ASU 2015-11 is part of the FASB's initiative to more closely align the measurement of inventory between GAAP and IFRS. Under the new guidance, inventory must be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This Company adopted this standard in fiscal 2017, which did not have a material impact.

Not Yet Adopted
The FASB issued ASU 2017-07, "Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost," in March 2017. This update requires that the service cost component be disaggregated from the other components of net benefit cost. Service cost should be reported in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net benefit cost should be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This guidance is effective for the Company in the first quarter of fiscal 2018. The Company expects the impact of this guidance to be immaterial upon adoption.
The FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," in January 2017. This update provides a screen to determine whether or not a set of assets is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set of assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This guidance is effective for the Company in the first quarter of fiscal 2018. Early adoption is permitted for transactions not previously reported in the Company's consolidated financial statements. The Company is assessing the timing of adoption and impact of this guidance on future transactions.
The FASB issued ASU 2014-09, "Revenue from Contracts with Customers," in May 2014. The issuance of ASU 2014-09 and International Financial Reporting Standards ("IFRS") 15, "Revenue from Contracts with Customers," completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance is effective for the Company in the first quarter of fiscal year 2018. The FASB subsequently issued additional ASUs to clarify the guidance of ASU 2014-09. The ASUs issued include ASU 2016-08, "Revenue from Contracts with Customers;" ASU 2016-10 "Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing;" and ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients." The Company has preliminarily assessed certain customer arrangements based on the nature of its business; and as of this time, the Company does not anticipate a significant impact upon adoption. However, the assessment is ongoing and a more detailed analysis of contracts subject to the preliminary assessment or review of additional contracts may identify a more significant impact. The Company is also assessing transition approaches and currently expects, in part due to the limited anticipated impact, it will utilize the modified retrospective approach of adopting the ASU.
The Company's status of various ASUs are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2016.

3.	Discontinued Operations and Divestitures
Discontinued Operations
Nuclear Imaging: On January 27, 2017, the Company completed the sale of its Nuclear Imaging business to IBA Molecular ("IBAM") for approximately $690.0 million before tax impacts, including up-front consideration of approximately $574.0 million, up to $77.0 million of contingent consideration and the assumption of certain liabilities. The Company recorded a pre-tax gain on the sale of the Nuclear Imaging business of $369.3 million during the three months ended March 31, 2017, which excluded any potential proceeds from the contingent consideration.
The following table summarizes the financial results of the Nuclear Imaging business presented in the unaudited condensed consolidated statements of income:

	Three Months Ended
Major line items constituting income from discontinued operations	March 31, 2017	March 25, 2016
Net sales	$31.6	$102.2
Cost of sales	15.6	47.7
Selling, general and administrative expenses	7.8	21.9
Restructuring charges, net	—	0.3
Other	(0.2)	0.3
Income from discontinued operations	8.4	32.0
Gain on divestiture of discontinued operations	369.3	—
Income from discontinued operations, before income taxes	377.7	32.0
Income tax expense	5.4	10.2
Income from discontinued operations, net of income taxes	$372.3	$21.8

During the three months ended March 31, 2017 there was income tax expense of $1.1 million associated with the $369.3 million gain recognized on divestiture and a $4.3 million income tax expense associated with the $8.4 million income from discontinued operations. The tax impact of the gain recognized on divestiture was favorably impacted by receiving a benefit from permanently deductible items.

The following table summarizes the assets and liabilities of the Nuclear Imaging business that are classified as held for sale on the unaudited condensed consolidated balance sheets:

	March 31, 2017	December 30, 2016
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts receivable	$—	$49.6
Inventories	—	20.0
Property, plant and equipment, net	—	188.7
Other current and non-current assets	—	52.6
Total assets classified as held for sale in the balance sheet	$—	$310.9

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$—	$19.7
Other current and non-current liabilities	—	100.6
Total liabilities classified as held for sale in the balance sheet	$—	$120.3

The following table summarizes significant cash and non-cash transactions of the Nuclear Imaging business that are included within the unaudited condensed consolidated statements of cash flows for the respective periods:

	Three Months Ended
	March 31, 2017	March 25, 2016
Depreciation	$—	$4.8
Capital expenditures	0.3	2.6
All other notes to the unaudited condensed consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

CMDS
On November 27, 2015, the Company completed the sale of its contrast media and delivery systems ("CMDS") business to Guerbet S.A. ("Guerbet") for cash consideration of approximately $270.0 million, subject to net working capital adjustments. During the three months ended March 25, 2016, the Company had $1.1 million of net sales, a $0.2 million income tax benefit and a $1.7 million loss, net of tax, included in discontinued operations for the CMDS business.

Divestitures
On January 30, 2017, the Company announced that it had entered into a definitive agreement to sell its Intrathecal Therapy business to Piramal Enterprises Limited's subsidiary in the U.K., Piramal Critical Care ("Piramal"), for approximately $203.0 million, including fixed consideration of $171.0 million and contingent consideration of up to $32.0 million. The $171.0 million of fixed consideration consisted of $17.0 million received at closing and a $154.0 million note receivable that is due one year from the transaction closing date. The transaction was completed on March 17, 2017. The Company recorded a pre-tax gain on the sale of the business of $59.1 million during the three months ended March 31, 2017, which excluded any proceeds from the contingent consideration. The financial results of the Intrathecal Therapy business are presented within continuing operations as this divestiture did not meet the criteria for discontinued operations classification.
As part of the divestiture and calculation of the gain, the Company wrote off intangible assets of $48.7 million and $49.8 million of goodwill, from the Specialty Brands segment, ascribed to the Intrathecal Therapy business. The Company is committed to reimburse up to $7.3 million of product development expenses incurred by Piramal. The remaining items included in the gain calculation are attributable to inventory transferred and transaction costs incurred by the Company.

4.	Acquisitions, License Agreements and Other Investments
The Company did not close on any material acquisitions during the three months ended March 31, 2017. The Company closed acquisitions in prior periods that may affect the comparability of the unaudited condensed consolidated statements of income in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2017 and March 25, 2016, the Company recognized $3.0 million and $2.1 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory. The amount of acquisition-related costs included within operating income for the three months ended March 25, 2016 was $1.9 million.
The Company's acquisitions and license agreements are described further within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2016.

Hemostasis Products
On February 1, 2016, the Company acquired three commercial stage topical hemostasis drugs from The Medicines Company ("the Hemostasis Acquisition") - RECOTHROM® Thrombin topical (Recombinant) ("Recothrom"), PreveLeakTM Surgical Sealant ("PreveLeak"), and RAPLIXATM (Fibrin Sealant (Human)) ("Raplixa") - for upfront consideration of $173.5 million, inclusive of existing inventory, and contingent sales-based milestone payments that could result in up to $395.0 million of additional consideration. The fair value of the contingent consideration and acquired contingent liabilities associated with the transaction were $52.0 million and $10.6 million, respectively, at February 1, 2016. The Hemostasis Acquisition was funded with cash on hand.

Licenses and Other Investments
In January 2017, $21.5 million of consideration was remitted to Mesoblast Limited ("Mesoblast") in exchange for equity shares and rights to a nine month exclusivity period related to any potential commercial and development agreements the Company may enter into for Mesoblast's therapy products used to treat acute graft versus host disease and chronic low back pain. As a result of this transaction the Company recorded an available for sale investment of $19.7 million included within prepaid and other current assets and an intangible asset of $1.8 million, which will be amortized over the nine month exclusivity period, in the unaudited condensed consolidated balance sheet.

5.	Restructuring and Related Charges
In July 2016, the Company's Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2016 Mallinckrodt Program") designed to further improve the Company's cost structure as it continues to transform the business. The 2016 Mallinckrodt Program is expected to include actions across both the Specialty Brands and Specialty Generics segments, as well as within corporate functions. There is no specified time period associated with the 2016 Mallinckrodt Program. In addition to the 2016 Mallinckrodt Program, the Company takes certain restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges within continuing operations by segment are as follows:

	Three Months Ended
	March 31, 2017	March 25, 2016
Specialty Brands	$9.2	$8.0
Specialty Generics	7.4	0.6
Corporate	2.1	1.5
Restructuring and related charges, net	18.7	10.1
Less: accelerated depreciation	(1.5)	(1.7)
Restructuring charges, net	$17.2	$8.4

Net restructuring and related charges by program within continuing operations are comprised of the following:

	Three Months Ended
	March 31, 2017	March 25, 2016
2016 Mallinckrodt Program	$18.7	$—
2013 Mallinckrodt Program	—	8.1
Acquisitions	—	2.0
Total	18.7	10.1
Less: non-cash charges, including accelerated share-based compensation expense	(1.5)	(1.7)
Total charges expected to be settled in cash	$17.2	$8.4

The following table summarizes cash activity for restructuring reserves, substantially all of which are related to employee severance and benefits:

	2016 Mallinckrodt Program	2013 Mallinckrodt Program	Acquisitions	Total
Balance at December 30, 2016	$9.5	$5.1	$0.2	$14.8
Charges	17.7	—	—	17.7
Changes in estimate	(0.5)	—	—	(0.5)
Cash payments	(7.2)	(3.2)	(0.1)	(10.5)
Balance at March 31, 2017	$19.5	$1.9	$0.1	$21.5

Net restructuring and related charges, including associated asset impairments, incurred cumulative-to-date related to the 2016 Mallinckrodt Program was as follows:

2016 Mallinckrodt Program
Specialty Brands	$16.4
Specialty Generics	8.7
Corporate	7.1
$32.2
Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

6.	Income Taxes
The Company recognized an income tax benefit of $39.5 million on a loss from continuing operations before income taxes of $10.6 million for the three months ended March 31, 2017 and an income tax benefit of $63.8 million on income from continuing operations before income taxes of $34.7 million for the three months ended March 25, 2016. This resulted in effective tax rates of 372.6% and negative 183.9% for the three months ended March 31, 2017 and March 25, 2016, respectively. The income tax benefit for the three months ended March 31, 2017 is comprised of $35.9 million of current tax expense and $75.4 million of deferred tax benefit. The net deferred tax benefit of $75.4 million includes $102.6 million of deferred tax benefit which is predominantly related to acquired intangible assets offset by $27.2 million of deferred tax expense related to utilization of tax attributes. The income tax benefit for the three months ended March 25, 2016 is comprised of $46.2 million of current tax expense and $110.0 million of deferred tax benefit which is predominantly related to acquired intangible assets.

The effective tax rate for the three months ended March 31, 2017, as compared with the three months ended March 25, 2016 increased by 556.5 percentage points. Included within this net increase was a 562.1 percentage point increase primarily attributable to diminutive loss from continuing operations before taxes for the three months ended March 31, 2017 as compared with the three months ended March 25, 2016. Also within this increase was a 17.2 percentage point increase related to the divestiture of the Intrathecal Therapy Business, which occurred during the three months ended March 31, 2017. The remaining 22.8 percentage point decrease was attributable to changes in operating income which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction.
During the three months ended March 31, 2017, the Company recognized an income tax expense of $5.4 million associated with the Nuclear Imaging business, as discussed in Note 3, in discontinued operations within the unaudited condensed consolidated statement of income.
The Company early adopted ASU 2016-16 in the first quarter of 2017 utilizing the modified retrospective basis adoption method, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period for $75.0 million with an offsetting decrease of $67.2 million to other assets and a $7.8 million decrease to prepaid expenses on its unaudited condensed consolidated balance sheets. The prior periods were not restated.
The Company adopted ASU 2016-09 in the first quarter of 2017 and recorded an adjustment to retained earnings of $2.9 million to recognize net operating loss carryforwards, net of a valuation allowance, attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid-in capital.
The Company has refined its acquisition accounting estimate associated with the measurement of its acquired Stratatech net deferred tax liabilities, resulting in a decrease to the acquired net deferred tax liabilities from $24.3 million to $22.1 million.
The divestiture of the Intrathecal Therapy Business was completed on March 17, 2017. This divestiture resulted in a net deferred tax liability increase of $41.2 million. Significant components of this increase include an increase of $56.5 million of deferred tax liability associated with future consideration, a decrease of $5.2 million of deferred tax asset associated with net operating losses, a decrease of $17.9 million of deferred tax liability associated with intangibles, and an increase of $2.6 million of deferred tax asset associated with committed product development.
The Company's unrecognized tax benefits, excluding interest, totaled $120.1 million at March 31, 2017 and $118.7 million at December 30, 2016. The net increase of $1.4 million primarily resulted from a net increase to current year positions of $2.5 million, and net decreases from prior period tax positions of $1.1 million. If favorably settled, $118.3 million of unrecognized tax benefits at March 31, 2017 would favorably impact the effective tax rate. The total amount of accrued interest related to these obligations was $7.6 million at March 31, 2017 and $7.1 million at December 30, 2016.
It is reasonably possible that within the next twelve months, as a result of the resolution of various U.K. and non-U.K. examinations, appeals and litigation and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $12.3 million and the amount of related interest and penalties will decrease by up to $5.1 million.

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
The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31, 2017	March 25, 2016
Basic	103.3	111.1
Dilutive impact of restricted share units and share options	0.3	0.9
Diluted	103.6	112.0

The computation of diluted weighted-average shares outstanding for the three months ended March 31, 2017 and March 25, 2016 excludes approximately 3.7 million and 1.4 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	March 31, 2017	December 30, 2016
Raw materials and supplies	$78.7	$72.6
Work in process	182.2	178.4
Finished goods	97.9	99.7
	$358.8	$350.7

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	March 31, 2017	December 30, 2016
Property, plant and equipment, gross	$1,732.9	$1,679.4
Less: accumulated depreciation	(821.5)	(797.9)
Property, plant and equipment, net	$911.4	$881.5
Depreciation expense for property, plant and equipment was $28.8 million and $32.0 million during the three months ended March 31, 2017 and March 25, 2016, respectively.

10.	Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of goodwill by segment at the end of each period were as follows:

	March 31, 2017		December 30, 2016
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$3,446.2	$—	3,498.1	$—
Specialty Generics	207.0	(207.0)	207.0	(207.0)
Total	$3,653.2	$(207.0)	$3,705.1	$(207.0)

During the three months ended March 31, 2017, the gross carrying value of goodwill within the Specialty Brands segment decreased by $51.9 million. The decrease was primarily attributable to the sale of the Intrathecal Therapy business to Piramal. The Company ascribed $49.8 million of goodwill to that business and it was factored into the gain on sale of the business. The remainder of the decrease was related to a purchase accounting adjustment for the Stratatech acquisition primarily attributable to changes in deferred tax balances.

The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	March 31, 2017		December 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$9,955.6	$1,762.6	$10,028.7	$1,617.1
Licenses	177.1	115.6	177.1	112.7
Customer relationships	28.1	9.4	27.6	8.4
Trademarks	81.9	11.6	82.1	10.9
Other	8.6	7.3	6.7	6.7
Total	$10,251.3	$1,906.5	$10,322.2	$1,755.8
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	399.1		399.1
Total	$434.1		$434.1

Intangible asset amortization expense within continuing operations was $175.1 million and $175.0 million during the three months ended March 31, 2017 and March 25, 2016, respectively. The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of Fiscal 2017	$519.4
Fiscal 2018	686.0
Fiscal 2019	685.7
Fiscal 2020	685.4
Fiscal 2021	685.2

11.	Debt
Debt was comprised of the following at the end of each period:

	March 31, 2017		December 30, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Variable-rate receivable securitization	$225.0	$0.2	$250.0	$0.3
Term loan due March 2021	—	—	20.0	0.3
4.00% term loan due February 2022	1.0	—	1.0	—
Term loan due September 2024	18.7	0.3	—	—
Capital lease obligation and vendor financing agreements	0.7	—	0.8	—
Total current debt	245.4	0.5	271.8	0.6
Long-term debt:
3.50% notes due April 2018	300.0	0.7	300.0	0.9
4.875% notes due April 2020	700.0	7.6	700.0	8.2
Term loan due March 2021	—	—	1,928.5	33.4
4.00% term loan due February 2022	5.4	—	5.5	—
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% notes due August 2022	884.0	11.0	884.0	11.6
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% notes due April 2023	600.0	5.9	600.0	6.1
5.625% notes due October 2023	738.0	11.0	738.0	11.4
Term loan due September 2024	1,846.3	30.5	—	—
5.50% notes due April 2025	695.0	9.9	695.0	10.2
Revolving credit facility	—	7.0	100.0	3.2
Total long-term debt	5,783.5	83.6	5,965.8	85.0
Total debt	$6,028.9	$84.1	$6,237.6	$85.6
The Company's debt instruments are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2016.

On February 28, 2017, Mallinckrodt International Finance, S.A. ("MIFSA") and Mallinckrodt CB LLC ("MCB") refinanced the March 2014 and August 2014 term loans, both of which were due in March 2021 ("the Existing Term Loans"). The refinanced term loans have an aggregate principal amount of $1,865.0 million are due in September 2024 and bear interest at LIBOR plus 2.75% ("the 2017 Term Loan"). The 2017 Term Loan requires quarterly principal amortization payments in an amount equal to 0.25% of the original principal balance of the 2017 Term Loan payable on the last day of each calendar quarter, which will commence on June 30, 2017, with the remaining balance due on September 24, 2024. The Company accounted for the term loan financing as a debt modification.

In conjunction with the term loan refinancing, MIFSA and MCB replaced the existing revolving credit facility of $500.0 million due in March 2019 with a $900.0 million facility that matures on February 28, 2022 ("the 2017 Revolving Credit Facility"). The 2017 Revolving Credit Facility bears interest at LIBOR plus 2.25%. The 2017 Revolving Credit Facility reduced the letter of credit provision from $150.0 million to $50.0 million. Unused commitments under the 2017 Revolving Credit Facility are subject to an annual commitment fee of 0.275%. Fees applied to outstanding letters of credit is based on the interest rate applied to borrowings. The 2017 Revolving Credit Facility added certain wholly-owned subsidiaries of the Company as borrowers, in addition to Mallinckrodt plc, MIFSA and MCB.

The 2017 Term Loan and 2017 Revolving Credit Facility (collectively "the 2017 Facilities") are fully and unconditionally guaranteed by Mallinckrodt plc, certain of its direct or indirect wholly-owned U.S. subsidiaries and each of its direct or indirect wholly-owned subsidiaries that owns directly or indirectly any such wholly-owned U.S. subsidiaries and certain of its other subsidiaries (collectively, "the Guarantors"). The 2017 Facilities are secured by a security interest in certain assets of MIFSA, MCB and the Guarantors. The 2017 Facilities contain customary affirmative and negative covenants, which include, among other things, restrictions on the Company's ability to declare or pay dividends, create liens, incur additional indebtedness, enter into sale and lease-back transactions, make investments, dispose of assets and merge or consolidate with any other person.

As a result of the 2017 Facilities financing transaction and the write-off of certain deferred financing costs associated with an $83.5 million payment on the Existing Term Loans, the Company recorded a $10.0 million charge included within the other expense line in the unaudited condensed consolidated statement of income.
As of March 31, 2017, the applicable interest rate on outstanding borrowings under the Company's revolving credit facility was approximately 3.40%, and there were no outstanding borrowings. As of March 31, 2017, the applicable interest rate on outstanding borrowings under the variable-rate receivable securitization was 1.78%, and outstanding borrowings totaled $225.0 million. At March 31, 2017, the applicable interest rate for the term loan due September 2024 was 3.90%, and outstanding borrowings totaled $1,865.0 million.
As of March 31, 2017, the Company continues to be in full compliance with the provisions and covenants associated with its debt agreements.

12.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended
	March 31, 2017	March 25, 2016
Service cost	$1.3	$0.4
Interest cost	1.7	3.5
Expected return on plan assets	(1.3)	(4.2)
Amortization of net actuarial loss	2.2	2.6
Amortization of prior service cost	0.1	—
Plan settlements	69.2	3.7
Net periodic benefit cost	$73.2	$6.0

The net periodic benefit credit for the Company's postretirement benefit plans was approximately zero for the three months ended March 31, 2017 and $0.1 million for the three months ended March 25, 2016.
Net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plans was included within cost of sales; research and development; and selling, general and administrative ("SG&A") expenses on the unaudited condensed consolidated statements of income.

Pension Plan Termination
During the three months ended March 31, 2017, the Company completed the settlement of remaining obligations of six defined benefit pension plans that were terminated during fiscal 2016. In conjunction with this final settlement, the Company made a $61.3 million cash contribution to the terminated plans and recognized a $69.2 million charge, included within SG&A expenses.

13.	Accumulated Other Comprehensive Income
The following summarizes the change in accumulated other comprehensive income for the three months ended March 31, 2017 and March 25, 2016:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Unrecognized Gain on Equity Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2016	$(19.5)	$(5.7)	$(47.3)	$—	$(72.5)
Other comprehensive income before reclassifications	7.1	—	10.2	13.4	30.7
Amounts reclassified from accumulated other comprehensive income	(4.7)	0.2	36.4	—	31.9
Net current period other comprehensive income	2.4	0.2	46.6	13.4	62.6
Balance at March 31, 2017	$(17.1)	$(5.5)	$(0.7)	$13.4	$(9.9)

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Unrecognized Gain on Equity Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 25, 2015	$(7.9)	$(6.3)	$(51.1)	$—	$(65.3)
Other comprehensive income (loss) before reclassifications	8.8	—	(12.4)	—	(3.6)
Amounts reclassified from accumulated other comprehensive income	—	0.2	3.6	—	3.8
Net current period other comprehensive income (loss)	8.8	0.2	(8.8)	—	0.2
Balance at March 25, 2016	$0.9	$(6.1)	$(59.9)	$—	$(65.1)

The following summarizes reclassifications from accumulated other comprehensive income for the three months ended March 31, 2017 and March 25, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended March 31, 2017	Three Months Ended March 25, 2016	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization of unrealized loss on derivatives	$0.2	$0.2	Interest expense
Income tax provision	—	—	Income tax benefit
Net of income taxes	0.2	0.2

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.3	2.6	(1)
Prior service credit	(0.6)	(0.7)	(1)
Divestiture of discontinued operations	(3.1)	—	Income from discontinued operations, net of income taxes
Plan settlements	69.2	3.7	(1) Selling, general and administrative expenses
Total before tax	67.8	5.6
Income tax provision	(31.4)	(2.0)	Income tax benefit
Net of income taxes	36.4	3.6

Currency translation	(4.7)	—	Income from discontinued operations, net of income taxes

Total reclassifications for the period	$31.9	$3.8

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

14.	Equity

Share Repurchases

On November 19, 2015, the Company's Board of Directors authorized a $500.0 million share repurchase program (the “November 2015 Program”), which was completed in the three months ended December 30, 2016. On March 16, 2016, the Company's Board of Directors authorized an additional $350.0 million share repurchase program (the “March 2016 Program”), which was completed during the three months ended March 31, 2017. On March 1, 2017, the Company's Board of Directors authorized an additional $1.0 billion share repurchase program (the "March 2017 Program"), which commenced upon the completion of the March 2016 Program. The March 2017 Program has no time limit or expiration date, and the Company currently expects to fully utilize the program.

	March 2017 Repurchase Program		March 2016 Repurchase Program		November 2015 Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$1,000.0		$350.0		$500.0
Repurchases:
Fiscal 2016 (1)	—	—	—	—	6,510,824	425.6
Transition Period 2016	—	—	1,501,676	84.0	1,063,337	74.4
Fiscal 2017	220,573	9.6	5,366,741	266.0	—	—
Remaining amount available		$990.4		$—		$—

(1)	Represents the Company's historical fiscal year ending on the last Friday in September.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of both March 31, 2017 and December 30, 2016 was $15.1 million, of which $12.4 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at March 31, 2017 and December 30, 2016. As of March 31, 2017, the maximum future payments the Company could be required to make under these indemnification obligations were $71.0 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.1 million and $19.0 million remained in restricted cash, included in long-term other assets on the unaudited condensed consolidated balance sheets at March 31, 2017 and December 30, 2016, respectively.
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

The Company is required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating its ability to fund the decommissioning of its Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though the Company does not intend to close this facility. The Company has provided this financial assurance in the form of surety bonds totaling $30.2 million. As of March 31, 2017, the Company had various other letters of credit, guarantees and surety bonds totaling $30.4 million.
In addition, as part of the Company's legal separation the Company entered into a separation and distribution agreement with Covidien plc ("Covidien"), which was subsequently acquired by Medtronic plc, provides for cross-indemnities principally designed to place financial responsibility of the obligations and liabilities of the Company's business with the Company and financial responsibility for the obligations and liabilities of Covidien's remaining business with Covidien, among other indemnities.

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
Mallinckrodt Inc. v. U.S. Food and Drug Administration and United States of America. The Company filed a Complaint for Declaratory and Injunctive Relief ("the Complaint") in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the United States of America in November 2014 for judicial review of what the Company believes is the FDA's inappropriate and unlawful reclassification of the Company's Methylphenidate HCl Extended-Release tablets USP (CII) ("Methylphenidate ER") in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("Orange Book") on November 13, 2014. In its Complaint, the Company asked the court to: issue an injunction to (a) set aside the FDA's reclassification of the Company's Methylphenidate ER products from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX) in the Orange Book and (b) prohibit the FDA from reclassifying the Company's Methylphenidate ER products in the future without following applicable legal requirements; and issue a declaratory judgment that the FDA's action reclassifying the Company's Methylphenidate ER products in the Orange Book is unlawful. The Company concurrently filed a motion with the same court requesting an expedited hearing to issue a temporary restraining order ("TRO") directing the FDA to reinstate the Orange Book AB rating for the Company's Methylphenidate ER products on a temporary basis. The court denied the Company's motion for a TRO. In December 2014, the FDA filed a motion to dismiss the Complaint with the district court. The Company filed its opposition to the motion to dismiss in January 2015, and concurrently filed a motion for summary judgment. In July 2015, the court granted the FDA’s motion to dismiss with respect to three of the five counts in the Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts.  The Company appealed the court’s decision to the U.S. Court of Appeals for the Fourth Circuit. On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of Mallinckrodt’s Abbreviated New Drug Application ("ANDA") for Methylphenidate ER. On October 21, 2016, the United States Court of Appeals for the Fourth Circuit issued an order removing the Company’s pending litigation with the FDA from the Court’s oral argument calendar and placing that litigation in abeyance pending the outcome of the withdrawal proceedings. The Company concurrently submitted to the FDA requests for a hearing in the withdrawal proceeding and for a 90-day extension of the deadline for submitting documentation supporting the necessity of a hearing.  The FDA granted the Company’s initial request to extend the deadline to March 20, 2017, and on February 21, 2017, the FDA suspended the deadline in order to give the Center for Drug Evaluation and Research ("CDER") an opportunity to complete its production of documents. The Company is preparing the supporting documentation for its submission and plans to vigorously set forth its position in the withdrawal proceedings.
In March 2014, the USAO for the Eastern District of Pennsylvania requested the production of documents related to an investigation of the U.S. promotion of Therakos’ immunotherapy drug/device system UVADEX/UVAR XTS and UVADEX/CELLEX (collectively, the "Therakos System"), for indications not approved by the FDA, including treatment of patients with graft versus host disease ("GvHD") and solid organ transplant patients, including pediatric patients. The investigation also includes Therakos’ efforts to secure FDA approval for additional uses of, and alleged quality issues relating to, UVADEX/UVAR. In August 2015, the USAO for the Eastern District of Pennsylvania sent Therakos a subsequent request for documents related to the investigation and has since made certain related requests. We are in the process of responding to those requests.
In June 2014, Questcor Inc. ("Questcor") received a subpoena and CID from the FTC seeking documentary materials and information regarding the FTC's investigation into whether Questcor's acquisition of certain rights to develop, market, manufacture, distribute, sell and commercialize MNK-1411 (the product formerly described as Synacthen Depot®) from Novartis AG and Novartis Pharma AG (collectively, "Novartis") violates antitrust laws. Subsequently, California, Maryland, Texas, Washington, New York and Alaska (collectively, "the Investigating States") commenced similar investigations focused on whether the transaction violates state antitrust laws. On January 17, 2017, the FTC, all Investigating States (except California) ("the Settling States") and the Company entered into an agreement to resolve this matter for a one-time cash payment of $102.0 million and an agreement to license MNK-1411 to a third party designated by the FTC for possible development in Infantile Spasms (IS) and Nephrotic Syndrome (NS) in the U.S. To facilitate that settlement, a complaint was filed on January 18, 2017, in the U.S. District Court for the District of Columbia. The settlement was approved by the court on January 30, 2017.
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
In November 2011 and October 2012, the Company received subpoenas from the U.S. Drug Enforcement Administration requesting production of documents relating to its suspicious order monitoring program for controlled substances. The USAO for the Eastern District of Michigan is investigating the possibility that the Company failed to report suspicious orders of controlled substances during the period 2006-2011 in violation of the Controlled Substances Act and its related regulations. The USAO for the Northern District of New York and Office of Chief Counsel for the U.S. Drug Enforcement Administration ("DEA") are investigating the possibility that the Company failed to maintain appropriate records and security measures with respect to manufacturing of certain controlled substances at its Hobart facility during the period 2012-2013. The Company has reached an agreement in principle with the DEA and the USAOs for the Eastern District of Michigan and the Northern District of New York, respectively, to settle these investigations. As part of the agreement, the Company will pay $35.0 million to resolve all potential claims. The agreement in principle is subject to additional review and approval by the Department of Justice and DEA. The Company believes, given the information currently available, that the ultimate resolution, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
We have responded to or are in the process of responding to each of the subpoenas and the CIDs and we intend to cooperate fully in each such investigation.

Patent/Antitrust Litigation
Putative Class Action Litigation. On April 6, 2017, a putative class action lawsuit was filed against the Company and United BioSource Corporation ("UBC") in the U.S. District Court for the Northern District of Illinois. The case is captioned City of Rockford v. Mallinckrodt ARD, Inc., et al., No. 3:17-cv-50107. The complaint purports to be brought on behalf of all self-funded entities in the U.S. and its Territories that paid for Acthar from August 2007 to the present. The lawsuit alleges that the Company engaged in anticompetitive, unfair, and deceptive acts to artificially raise and maintain the price of Acthar. To this end, the suit alleges that the Company unlawfully maintained a monopoly in a purported ACTH product market by acquiring the U.S. rights to Synacthen Depot; conspired with UBC and violated anti-racketeering laws by selling Acthar through an exclusive distributor; and committed a fraud on consumers by failing to correctly identify Acthar’s active ingredient on package inserts. The Company intends to vigorously defend itself in this matter.
Inomax Patent Litigation: Praxair Distribution, Inc. and Praxair, Inc. (collectively "Praxair"). In February 2015, INO Therapeutics LLC and Ikaria, Inc., subsidiaries of the Company, filed suit in the U.S. District Court for the District of Delaware against Praxair following receipt of a January 2015 notice from Praxair concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of Inomax. In July 2016, the Company filed a second suit against Praxair in the U.S. District Court for the District of Delaware following receipt of a Paragraph IV notice concerning three additional patents recently added to the FDA Orange Book that was submitted by Praxair regarding its ANDA for a generic version of Inomax. The infringement claims in the second suit have been added to the original suit. In September 2016, the Company filed a third suit against Praxair in the U.S. District Court for the District of Delaware following receipt of a Paragraph IV notice concerning a fourth patent recently added to the FDA Orange Book that was submitted by Praxair regarding its ANDA for a generic version of Inomax.
The Company intends to vigorously enforce its intellectual property rights relating to Inomax in both the Inter Partes Review ("IPR") and Praxair litigation proceedings to prevent the marketing of infringing generic products prior to the expiration of the patents covering Inomax. Trial of the suit filed in February 2015 was held in March 2017 and a decision is not expected until later in 2017. An adverse outcome in the Praxair litigation ultimately could result in the launch of a generic version of Inomax before the expiration of the last of the listed patents on February 19, 2034 (August 19, 2034 including pediatric exclusivity), which could adversely affect the Company's ability to successfully maximize the value of Inomax and have an adverse effect on its financial condition, results of operations and cash flows.
Inomax Patents: IPR Proceedings. In February 2015 and March 2015, the U.S. Patent and Trademark Office ("USPTO") issued Notices of Filing Dates Accorded to Petitions for IPR petitions filed by Praxair Distribution, Inc. concerning ten patents covering Inomax (i.e., five patents expiring in 2029 and five patents expiring in 2031).
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
Ofirmev Patent Litigation: B. Braun Medical Inc. In April 2017, Mallinckrodt Hospital Products Inc. and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against B. Braun Medical Inc. ("B. Braun") alleging that B. Braun infringed U.S. Patent Nos. 6,992,218 ("the ‘218 patent") and 9,399,012 ("the ‘012 patent") following receipt of a February 2017 notice from B. Braun concerning its submission of a New Drug Application ("NDA"), containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev.
Ofirmev Patent Litigation: Agila Specialties Private Limited, Inc. (now Mylan Laboratories Ltd.) and Agila Specialties Inc. (a Mylan Inc. Company), (collectively “Agila”).  In December 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed U.S. Patent No. 6,028,222 ("the '222 patent") and the '218 patent following receipt of a November 2014 notice from Agila concerning its submission of a NDA containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Separately, on December 1, 2016 Mallinckrodt IP filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed the ‘012 patent. On December 31, 2016, the parties entered into settlement agreements on both suits under which Agila was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its NDA after December 6, 2020, or earlier under certain circumstances.
Ofirmev Patent Litigation: InnoPharma Licensing LLC and InnoPharma, Inc. In September 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against InnoPharma Licensing LLC and InnoPharma, Inc. (both are subsidiaries of Pfizer and collectively "InnoPharma") alleging that InnoPharma infringed the '222 and the '218 patents following receipt of an August 2014 notice from InnoPharma concerning its submission of a New Drug Application ("NDA"), containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Separately, on December 1, 2016 Mallinckrodt IP filed suit in the U.S. District Court for the District of Delaware against InnoPharma alleging that InnoPharma infringed the ‘012 patent. On May 4, 2017, the parties entered into settlement agreements on both suits under which InnoPharma was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its NDA after December 6, 2020, or earlier under certain circumstances.
The Company has successfully asserted the ‘222 and ‘218 patents and maintained their validity in both litigation and proceedings at the USPTO. The Company will continue to vigorously enforce its intellectual property rights relating to Ofirmev to prevent the marketing of infringing generic or competing products prior to December 6, 2020, which, if unsuccessful, could adversely affect the Company's ability to successfully maximize the value of Ofirmev and have an adverse effect on its financial condition, results of operations and cash flows.

Tyco Healthcare Group LP, et al. v. Mutual Pharmaceutical Company, Inc. In March 2007, the Company filed a patent infringement suit in the U.S. District Court for the District of New Jersey against Mutual Pharmaceutical Co., Inc., et al. (collectively, "Mutual") after Mutual submitted an ANDA to the FDA seeking to sell a generic version of the Company's 7.5 mg RESTORIL™ sleep aid product. Mutual also filed antitrust and unfair competition counterclaims. The patents at issue have since expired or been found invalid. The trial court issued an opinion and order granting the Company's motion for summary judgment regarding Mutual's antitrust and unfair competition counterclaims. Mutual appealed this decision to the U.S. Court of Appeals for the Federal Circuit and the Federal Circuit issued a split decision, affirming the trial court in part and remanding to the trial court certain counterclaims for further proceedings. The Company filed a motion for summary judgment with the U.S. District Court regarding the remanded issues. In May 2015, the trial court issued an opinion granting-in-part and denying-in-part the Company’s motion for summary judgment. In March 2017, the parties entered into a settlement agreement and the case was dismissed.

Commercial and Securities Litigation
Putative Class Action Securities Litigation. On January 23, 2017, a putative class action lawsuit was filed against the Company and Chief Executive Officer ("CEO") Mark Trudeau in the U.S. District Court for the District of Columbia, captioned Patricia A. Shenk v. Mallinckrodt plc, et al., No. 17-cv-00145-EGS. The complaint purports to be brought on behalf of all persons who purchased Mallinckrodt’s publicly traded securities on a domestic exchange between November 25, 2014 and January 18, 2017. The lawsuit generally alleges that the Company made false or misleading statements related to Acthar and Synacthen to artificially inflate the price of the Company’s stock. In particular, the complaint alleges a failure by the Company to provide accurate disclosures concerning the long-term sustainability of Acthar revenues, and the exposure of Acthar to Medicare and Medicaid reimbursement rates. On January 26, 2017, a second putative class action lawsuit, captioned Jyotindra Patel v. Mallinckrodt plc, et al., No. 1:17-cv-00171 was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Patel complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Shenk lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 13, 2017, a third putative class action lawsuit, captioned Amy T. Schwartz, et al., v. Mallinckrodt plc, et al., was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Schwartz complaint purports to be brought on behalf of shareholders who purchased shares of the Company between July 14, 2014 and January 18, 2017 and asserts claims similar to those set forth in the Shenk lawsuit. On March 23, 2017, a fourth putative class action lawsuit, captioned Fulton County Employees’ Retirement System v. Mallinckrodt plc, et al., was filed against the Company, CEO Mark Trudeau and Chief Financial Officer ("CFO") Matthew Harbaugh in the U.S. District Court for the District of Columbia. The Fulton County complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Schwartz lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 27, 2017, four separate plaintiff groups moved to consolidate the pending cases and to be appointed as lead plaintiffs in the consolidated case. Since that time, two of the plaintiff groups have withdrawn their motions. The Company intends to vigorously defend itself in this matter.
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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of March 31, 2017, it was probable that it would incur remedial costs in the range of $38.3 million to $114.3 million. The Company also concluded that, as of March 31, 2017, the best estimate within this range was $75.7 million, of which $3.2 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at March 31, 2017. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. The Company is named as a defendant in numerous tort complaints with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri that were filed in or after February 2012. These cases allege personal injury for alleged exposure to radiological substances, including in Coldwater Creek in Missouri, and in the air. Plaintiffs allegedly lived and/or worked in various locations in Saint Louis County, Missouri near Coldwater Creek. Radiological residues which may have been present in the creek have previously been remediated by the U.S. Army Corps of Engineers ("USACE"). The USACE continues to study and remediate the creek and surrounding areas. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. The Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in intermediate stages; (ii) the Company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual and scientific issues to be resolved. Groups of bellwether plaintiffs have been selected by the court and discovery is ongoing. While it is not possible at this time to determine with certainty the ultimate outcome of this case, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
By letter dated March 30, 2017, the EPA notified the Company, limited to its former Lodi facility, and nineteen other PRPs of their eligibility to enter into a cash out settlement for the lower 8 miles of the River. In exchange for the settlement, the Company would receive, inter alia, a covenant not to sue and contribution protection. There is no reopener provision should costs exceed estimated amounts. The settlement would be announced in the Federal Register and be subject to public comment, after which EPA would determine whether to proceed with the settlement.
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

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 31, 2017, there were approximately 11,700 asbestos-related cases pending against the Company.
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

Industrial Revenue Bonds
Through March 31, 2017, the Company exchanged title to $16.0 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under capital leases expiring through December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten year property tax abatement from the date the property is placed in service. Due to the right of offset, the capital lease obligations and IRB assets are recorded net in the unaudited condensed consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.

Interest Bearing Deferred Tax Obligation
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar intangible assets during the three months ended December 26, 2014. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453A ("Section 453A") the gain is considered taxable in the period in which installment payments are received. During the three months ended December 25, 2015, the Company entered into similar transactions with certain intangible assets acquired in the acquisitions of Ikaria, Inc. and Therakos, Inc. During the three months ended March 31, 2017, the Company sold its Intrathecal Therapy business with a portion of the consideration from the sale being in the form of a note receivable subject to the installment sale provisions described above. As of March 31, 2017, the Company had an aggregate $1,781.7 million of interest bearing U.S. deferred tax liabilities associated with outstanding installment notes. The GAAP calculation of interest associated with these deferred tax liabilities is subject to variable interest rates. The Company recognized interest expense associated with the Section 453A deferred tax liabilities of $18.4 million and $19.1 million for the three months ended March 31, 2017 and March 25, 2016, respectively.
The Company has reported Section 453A interest on its tax returns on the basis of its interpretation of the U.S. Internal Revenue Code and Regulations. Alternative interpretations of these provisions could result in additional interest payable on the deferred tax liability. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company’s interpretation and maintains a corresponding liability of $34.5 million and $30.3 million as of March 31, 2017 and December 30, 2016, respectively. The balance of this liability is expected to increase over future periods until such uncertainty is resolved. Favorable resolution of this uncertainty would likely result in a material reversal of this liability and a benefit being recorded to interest expense within the unaudited condensed consolidated statements of income.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$32.7	$21.5	$11.2	$—
Equity securities	35.1	35.1	—	—
Foreign exchange forward and option contracts	0.2	0.2	—	—
	$68.0	$56.8	$11.2	$—

Liabilities:
Deferred compensation liabilities	$32.1	$—	$32.1	$—
Contingent consideration and acquired contingent liabilities	250.2	—	—	250.2
Foreign exchange forward and option contracts	0.9	0.9	—	—
	$283.2	$0.9	$32.1	$250.2

	December 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$33.6	$22.8	$10.8	$—
Foreign exchange forward and option contracts	0.7	0.7	—	—
	$34.3	$23.5	$10.8	$—

Liabilities:
Deferred compensation liabilities	$32.5	$—	$32.5	$—
Contingent consideration and acquired contingent liabilities	250.5	—	—	250.5
Foreign exchange forward and option contracts	3.4	3.4	—	—
	$286.4	$3.4	$32.5	$250.5

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
Equity securities. Equity securities consist of shares in Mesoblast, for which quoted prices are available in an active market; therefore, the investment is classified as level 1 and is valued based on quoted market prices reported on a nationally recognized securities exchange.
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

Contingent consideration and acquired contingent liabilities. The Company maintains various contingent consideration and acquired contingent liabilities associated with the acquisitions of Questcor, Hemostasis products and Stratatech.
The contingent liability associated with the acquisition of Questcor pertains to the Company's license agreement with Novartis AG and Novartis Pharma AG (collectively "Novartis") related to the developmental product MNK-1411. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. At March 31, 2017, the total remaining payments under the license agreement shall not exceed $165.0 million. At March 31, 2017 and December 30, 2016, the fair value of the MNK-1411 contingent liability was $126.2 million and $124.7 million, respectively.
As part of the Hemostasis Acquisition, the Company provided contingent consideration to The Medicines Company in the form of sales based milestones associated with Raplixa and PreveLeak, and acquired contingent liabilities associated with The Medicines Company's prior acquisitions of the aforementioned products. The Company determined the fair value of the contingent consideration and acquired contingent liabilities based on an option pricing model to be $59.3 million and $11.2 million, respectively, at March 31, 2017. The fair value of the contingent consideration and acquired contingent liabilities based on an option pricing model were $58.9 million and $11.2 million, respectively, as of December 30, 2016.
As part of the Stratatech acquisition, the Company provided contingent consideration to the Stratatech Corporation, primarily in the form of regulatory filing and approval milestones associated with the deep partial thickness and full thickness indications associated with the StrataGraft product. The Company assesses the likelihood of and timing of making such payments. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the Stratatech acquisition to be $53.5 million and $55.7 million at March 31, 2017 and December 30, 2016, respectively.
The following table provides a summary of the changes in the Company's contingent consideration and acquired contingent liabilities:

Balance at December 30, 2016	$250.5
Accretion expense	1.5
Fair value adjustment	(1.8)
Balance at March 31, 2017	$250.2

Financial Instruments Not Measured at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $19.1 million as of both March 31, 2017 and December 30, 2016, (level 1), which was included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets. The Company received a portion of consideration for the sale of the Intrathecal business in the form of a note receivable. The fair value of the note receivable was equivalent to its carrying value of $154.0 million as of March 31, 2017 (level 1). The Company entered into short-term investment certificates during the three months ended December 30, 2016. These certificates are carried at cost, which approximates fair value, of $4.9 million and $11.1 million at March 31, 2017 and December 30, 2016, respectively (level 2). These certificates are included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $67.0 million and $67.6 million at March 31, 2017 and December 30, 2016, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
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

	March 31, 2017		December 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate receivable securitization	$225.0	$225.0	$250.0	$250.0
3.50% notes due April 2018	300.0	300.1	300.0	298.7
4.875% notes due April 2020	700.0	701.4	700.0	699.5
Term loans due March 2021	—	—	1,948.5	1,953.2
4.00% term loan due February 2022	6.4	6.4	6.5	6.5
9.50% debentures due May 2022	10.4	11.8	10.4	12.0
5.75% notes due August 2022	884.0	869.5	884.0	850.3
8.00% debentures due March 2023	4.4	4.8	4.4	4.9
4.75% notes due April 2023	600.0	510.0	600.0	520.9
5.625% notes due October 2023	738.0	701.9	738.0	682.4
Term loan due September 2024	1,865.0	1,863.6	—	—
5.50% notes due April 2025	695.0	639.5	695.0	615.7
Revolving credit facility	—	—	100.0	100.0

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
The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended
	March 31, 2017	March 25, 2016
CuraScript, Inc.	36%	34%
McKesson Corporation	10%	13%
The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	March 31, 2017	December 30, 2016
McKesson Corporation	28%	28%
Amerisource Bergen Corporation	14%	15%
CuraScript, Inc.	17%	15%
Cardinal Health, Inc.	11%	10%
The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended
	March 31, 2017	March 25, 2016
Acthar	34%	30%
Inomax	16%	14%

18.	Segment Data
The two reportable segments are further described below:

•	Specialty Brands includes branded pharmaceutical products and therapies; and

•	Specialty Generics includes specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients.
Selected information by reportable segment was as follows:

	Three Months Ended
	March 31, 2017	March 25, 2016
Net sales:
Specialty Brands	$557.2	$535.0
Specialty Generics	238.6	264.4
Net sales of reportable segments	795.8	799.4
Other (1)	15.1	16.4
Net sales	$810.9	$815.8
Operating income:
Specialty Brands	$275.0	$260.9
Specialty Generics	76.2	98.9
Segment operating income	351.2	359.8
Unallocated amounts:
Corporate and unallocated expenses (2)	(67.2)	(25.4)
Intangible asset amortization	(175.1)	(175.0)
Restructuring and related charges, net (3)	(18.7)	(10.1)
Non-restructuring impairment charges	—	(16.9)
Operating income	$90.2	$132.4

(1)	Represents net sales under an ongoing supply agreement with the acquirer of the CMDS business.

(2)	Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.

(3)	Includes restructuring-related accelerated depreciation.

Net sales by product family within the Company's reportable segments are as follows:

	Three Months Ended
	March 31, 2017	March 25, 2016
Acthar	$271.8	$248.4
Inomax	128.4	115.5
Ofirmev	73.4	71.1
Therakos immunotherapy	51.2	50.2
Hemostasis products	13.1	11.4
Other	19.3	38.4
Specialty Brands	557.2	535.0

Hydrocodone (API) and hydrocodone-containing tablets	30.3	40.8
Oxycodone (API) and oxycodone-containing tablets	22.1	37.9
Methylphenidate ER	23.7	24.6
Other controlled substances	107.4	121.9
Other products	55.1	39.2
Specialty Generics	238.6	264.4

Other (1)	15.1	16.4
Net sales	$810.9	$815.8

(1)	Represents net sales under an ongoing supply agreement with the acquirer of the CMDS business.

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
Set forth on the following pages are the condensed consolidating financial statements for the three months ended March 31, 2017 and March 25, 2016, and as of March 31, 2017 and December 30, 2016. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and other subsidiaries. Condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.4	$130.3	$129.1	$—	$259.8
Accounts receivable, net	—	—	486.3	—	486.3
Inventories	—	—	358.8	—	358.8
Prepaid expenses and other current assets	0.7	0.3	187.4	—	188.4
Notes receivable	—	—	154.0	—	154.0
Current assets held for sale	—	—	—	—	—
Intercompany receivables	71.2	19.5	1,101.1	(1,191.8)	—
Total current assets	72.3	150.1	2,416.7	(1,191.8)	1,447.3
Property, plant and equipment, net	—	—	911.4	—	911.4
Goodwill	—	—	3,446.2	—	3,446.2
Intangible assets, net	—	—	8,778.9	—	8,778.9
Investment in subsidiaries	4,763.5	21,387.3	10,310.0	(36,460.8)	—
Intercompany loans receivable	904.4	—	4,056.7	(4,961.1)	—
Other assets	—	—	191.8	—	191.8
Total Assets	$5,740.2	$21,537.4	$30,111.7	$(42,613.7)	$14,775.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$18.3	$226.6	$—	$244.9
Accounts payable	—	0.8	114.6	—	115.4
Accrued payroll and payroll-related costs	—	—	69.3	—	69.3
Accrued interest	—	79.2	1.6	—	80.8
Accrued and other current liabilities	1.2	9.2	515.4	—	525.8
Current liabilities held for sale	—	—	—	—	—
Intercompany payables	624.8	471.7	95.3	(1,191.8)	—
Total current liabilities	626.0	579.2	1,022.8	(1,191.8)	1,036.2
Long-term debt	—	5,679.9	20.0	—	5,699.9
Pension and postretirement benefits	—	—	67.5	—	67.5
Environmental liabilities	—	—	72.5	—	72.5
Deferred income taxes	—	—	2,338.1	—	2,338.1
Other income tax liabilities	—	—	71.8	—	71.8
Intercompany loans payable	—	4,961.1	—	(4,961.1)	—
Other liabilities	—	7.2	368.2	—	375.4
Total Liabilities	626.0	11,227.4	3,960.9	(6,152.9)	9,661.4
Shareholders' Equity	5,114.2	10,310.0	26,150.8	(36,460.8)	5,114.2
Total Liabilities and Shareholders' Equity	$5,740.2	$21,537.4	$30,111.7	$(42,613.7)	$14,775.6

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 30, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.5	$44.5	$297.0	$—	$342.0
Accounts receivable, net	—	—	431.0	—	431.0
Inventories	—	—	350.7	—	350.7
Prepaid expenses and other current assets	1.0	—	130.9	—	131.9
Notes receivable	—	—	—	—	—
Current assets held for sale	—	—	310.9	—	310.9
Intercompany receivables	59.7	65.1	1,081.3	(1,206.1)	—
Total current assets	61.2	109.6	2,601.8	(1,206.1)	1,566.5
Property, plant and equipment, net	—	—	881.5	—	881.5
Goodwill	—	—	3,498.1	—	3,498.1
Intangible assets, net	—	—	9,000.5	—	9,000.5
Investment in subsidiaries	5,534.1	20,624.1	10,988.5	(37,146.7)	—
Intercompany loans receivable	3.5	—	3,325.9	(3,329.4)	—
Other assets	—	—	259.7	—	259.7
Total Assets	$5,598.8	$20,733.7	$30,556.0	$(41,682.2)	$15,206.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$19.7	$251.5	$—	$271.2
Accounts payable	0.1	0.1	111.9	—	112.1
Accrued payroll and payroll-related costs	—	—	76.1	—	76.1
Accrued interest	—	53.9	14.8	—	68.7
Accrued and other current liabilities	1.9	7.5	649.4	—	658.8
Current liabilities held for sale	—	—	120.3	—	120.3
Intercompany payables	612.5	467.1	126.5	(1,206.1)	—
Total current liabilities	614.5	548.3	1,350.5	(1,206.1)	1,307.2
Long-term debt	—	5,860.6	20.2	—	5,880.8
Pension and postretirement benefits	—	—	136.4	—	136.4
Environmental liabilities	—	—	73.0	—	73.0
Deferred income taxes	—	—	2,398.1	—	2,398.1
Other income tax liabilities	—	—	70.4	—	70.4
Intercompany loans payable	—	3,329.4	—	(3,329.4)	—
Other liabilities	—	7.0	349.1	—	356.1
Total Liabilities	614.5	9,745.3	4,397.7	(4,535.5)	10,222.0
Shareholders' Equity	4,984.3	10,988.4	26,158.3	(37,146.7)	4,984.3
Total Liabilities and Shareholders' Equity	$5,598.8	$20,733.7	$30,556.0	$(41,682.2)	$15,206.3

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$810.9	$—	$810.9
Cost of sales	—	—	392.3	—	392.3
Gross profit	—	—	418.6	—	418.6
Selling, general and administrative expenses	18.2	0.2	289.7	—	308.1
Research and development expenses	—	—	62.2	—	62.2
Restructuring charges, net	—	—	17.2	—	17.2
Non-restructuring impairment charges	—	—	—	—	—
Gains on divestiture and license	—	—	(59.1)	—	(59.1)
Operating income	(18.2)	(0.2)	108.6	—	90.2

Interest expense	(3.3)	(85.3)	(20.2)	14.6	(94.2)
Interest income	1.1	0.3	14.1	(14.6)	0.9
Other expense, net	15.4	(9.9)	(13.0)	—	(7.5)
Intercompany fees	(5.5)	—	5.5	—	—
Equity in net income (loss) of subsidiaries	408.7	597.0	500.5	(1,506.2)	—
(Loss) income from continuing operations before income taxes	398.2	501.9	595.5	(1,506.2)	(10.6)
Income tax benefit	(2.0)	(0.3)	(37.2)	—	(39.5)
Income from continuing operations	400.2	502.2	632.7	(1,506.2)	28.9
Income from discontinued operations, net of income taxes	(1.0)	(1.7)	373.0	—	370.3
Net income	399.2	500.5	1,005.7	(1,506.2)	399.2
Other comprehensive loss, net of tax	62.6	62.6	125.0	(187.6)	62.6
Comprehensive income	$461.8	$563.1	$1,130.7	$(1,693.8)	$461.8

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 25, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$815.8	$—	$815.8
Cost of sales	—	—	390.7	—	390.7
Gross profit	—	—	425.1	—	425.1
Selling, general and administrative expenses	13.9	0.2	195.2	—	209.3
Research and development expenses	—	—	58.1	—	58.1
Restructuring charges, net	—	—	8.4	—	8.4
Non-restructuring impairment charge	—	—	16.9	—	16.9
Operating (loss) income	(13.9)	(0.2)	146.5	—	132.4

Interest expense	(69.9)	(81.5)	(21.7)	75.9	(97.2)
Interest income	—	0.2	75.9	(75.9)	0.2
Other income (expense), net	12.3	(0.1)	(12.9)	—	(0.7)
Intercompany fees	(2.8)	0.1	2.7	—	—
Equity in net income of subsidiaries	192.5	332.0	252.8	(777.3)	—
Income (loss) from continuing operations before income taxes	118.2	250.5	443.3	(777.3)	34.7
Income tax benefit	(0.1)	(3.8)	(59.9)	—	(63.8)
Income from continuing operations	118.3	254.3	503.2	(777.3)	98.5
Income from discontinued operations, net of income taxes	—	(1.5)	21.3	—	19.8
Net income	118.3	252.8	524.5	(777.3)	118.3
Other comprehensive (loss) income, net of tax	0.2	0.2	0.2	(0.4)	0.2
Comprehensive income	$118.5	$253.0	$524.7	$(777.7)	$118.5

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash from operating activities	$1,177.5	$134.8	$1,062.6	$(2,472.3)	$(97.4)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(52.6)	—	(52.6)
Acquisitions and intangibles, net of cash acquired	—	—	—	—	—
Proceeds from divestiture of discontinued operations, net of cash	—	—	576.9	—	576.9
Intercompany loan investment, net	(900.9)	—	(724.0)	1,624.9	—
Investment in subsidiary	—	(307.9)	—	307.9	—
Other	—	—	(10.8)	—	(10.8)
Net cash from investing activities	(900.9)	(307.9)	(210.5)	1,932.8	513.5
Cash Flows From Financing Activities:
Issuance of external debt	—	—	25.0	—	25.0
Repayment of external debt and capital leases	—	(183.5)	(50.4)	—	(233.9)
Debt financing costs	—	(12.5)	(0.5)	—	(13.0)
Proceeds from exercise of share options	2.1	—	0.1	—	2.2
Repurchase of shares	(279.6)	—	—	—	(279.6)
Intercompany loan borrowings, net	—	1,624.9	—	(1,624.9)	—
Intercompany dividends	—	(1,170.0)	(1,302.3)	2,472.3	—
Capital contribution	—	—	307.9	(307.9)	—
Other	0.8	—	0.2	—	1.0
Net cash from financing activities	(276.7)	258.9	(1,020.0)	539.5	(498.3)
Effect of currency rate changes on cash	—	—	—	—	—
Net change in cash, cash equivalents and restricted cash	(0.1)	85.8	(167.9)	—	(82.2)
Cash, cash equivalents and restricted cash at beginning of period	0.5	44.5	316.1	—	361.1
Cash, cash equivalents and restricted cash at end of period	$0.4	$130.3	$148.2	$—	$278.9

Cash and cash equivalents at end of period	$0.4	$130.3	$129.1	$—	$259.8
Restricted Cash, Current at end of period	$—	$—	$—	$—	—
Restricted Cash, Noncurrent at end of period	$—	$—	$19.1	$—	19.1
Cash, cash equivalents and restricted cash at end of period	$0.4	$130.3	$148.2	$—	$278.9

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 25, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash from operating activities	$3.7	$26.0	$198.9	$—	$228.6
Cash Flows From Investing Activities:
Capital expenditures	—	—	(42.4)	—	(42.4)
Acquisitions and intangibles, net of cash acquired	—	—	(170.1)	—	(170.1)
Proceeds from divestiture of discontinued operations, net of cash	—	(1.4)	7.2	—	5.8
Intercompany loan investment, net	—	89.8	(309.4)	219.6	—
Investment in subsidiary	—	(130.0)	—	130.0	—
Other	—	—	3.9	—	3.9
Net cash from investing activities	—	(41.6)	(510.8)	349.6	(202.8)
Cash Flows From Financing Activities:
Issuance of external debt	—	—	16.4	—	16.4
Repayment of external debt and capital leases	—	(5.0)	(16.9)	—	(21.9)
Debt financing costs	—	—	—	—	—
Proceeds from exercise of share options	2.7	—	—	—	2.7
Repurchase of shares	(226.2)	—	—	—	(226.2)
Intercompany loan borrowings, net	219.6	—	—	(219.6)	—
Capital contribution	—	—	130.0	(130.0)	—
Other	—	—	—	—	—
Net cash from financing activities	(3.9)	(5.0)	129.5	(349.6)	(229.0)
Effect of currency rate changes on cash	—	—	1.4	—	1.4
Net change in cash, cash equivalents and restricted cash	(0.2)	(20.6)	(181.0)	—	(201.8)
Cash, cash equivalents and restricted cash at beginning of period	0.3	158.5	429.6	—	588.4
Cash, cash equivalents and restricted cash at end of period	$0.1	$137.9	$248.6	$—	$386.6

Cash and cash equivalents at end of period	$0.1	$137.9	$203.4	$—	$341.4
Restricted Cash, Current at end of period	$—	$—	$26.2	$—	$26.2
Restricted Cash, Noncurrent at end of period	$—	$—	$19.0	$—	$19.0
Cash, cash equivalents and restricted cash at end of period	$0.1	$137.9	$248.6	$—	$386.6

20.	Subsequent Events
Commitments and Contingencies
Putative Class Action Litigation. On April 6, 2017, a putative class action lawsuit was filed against the Company and United BioSource Corporation (“UBC”) in the U.S. District Court for the Northern District of Illinois. The case is captioned City of Rockford v. Mallinckrodt ARD, Inc., et al., No. 3:17-cv-50107. The complaint purports to be brought on behalf of all self-funded entities in the United States and its Territories that paid for Acthar from August 2007 to the present. The lawsuit alleges that the Company engaged in anticompetitive, unfair, and deceptive acts to artificially raise and maintain the price of Acthar. To this end, the suit alleges that the Company unlawfully maintained a monopoly in a purported ACTH product market by acquiring the U.S. rights to Synacthen Depot; conspired with UBC and violated anti-racketeering laws by selling Acthar through an exclusive distributor; and committed a fraud on consumers by failing to correctly identify Acthar’s active ingredient on package inserts. The Company intends to vigorously defend itself in this matter.
Ofirmev Patent Litigation: InnoPharma Licensing LLC and InnoPharma, Inc. In September 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against InnoPharma Licensing LLC and InnoPharma, Inc. (both are subsidiaries of Pfizer and collectively "InnoPharma") alleging that InnoPharma infringed the '222 and the '218 patents following receipt of an August 2014 notice from InnoPharma concerning its submission of a New Drug Application ("NDA"), containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Separately, on December 1, 2016 Mallinckrodt IP filed suit in the U.S. District Court for the District of Delaware against InnoPharma alleging that InnoPharma infringed the ‘012 patent. On May 4, 2017, the parties entered into settlement agreements on both suits under which InnoPharma was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its NDA after December 6, 2020, or earlier under certain circumstances.

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

Overview
We are a global business that develops, manufactures, markets and distributes branded and generic specialty pharmaceutical products and therapies. Therapeutic areas of focus include autoimmune and rare disease specialty areas (including neurology, rheumatology, nephrology, ophthalmology and pulmonology); immunotherapy and neonatal respiratory critical care therapies; analgesics and hemostasis products.
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

Divestitures
On January 27, 2017, we completed the sale of our Nuclear Imaging business to IBA Molecular ("IBAM") for approximately $690.0 million before tax impacts, including up-front consideration of approximately $574.0 million, up to $77.0 million of contingent consideration and the assumption of certain liabilities. We recorded a net of tax gain on the sale of the Nuclear Imaging business of $368.1 million during the three months ended March 31, 2017, which excluded any potential proceeds from the contingent consideration. The financial results for the Nuclear Imaging business, including the recast of prior year balances, are presented within discontinued operations.

On March 17, 2017, we completed the sale of our Intrathecal Therapy business to Piramal Enterprises Limited's subsidiary in the U.K., Piramal Critical Care, for approximately $203.0 million, including fixed consideration of $171.0 million and contingent consideration of up to $32.0 million. We recorded a pre-tax gain on the sale of the business of $59.1 million during the three months ended March 31, 2017, which excluded any potential proceeds from the contingent consideration. The financial results of the Intrathecal Therapy business are presented within continuing operations as this divestiture did not meet the criteria for discontinued operations classification.

Business Factors Influencing the Results of Operations
Products
The Specialty Generics segment has and may continue to experience customer consolidation and increased generic product approvals leading to increased competition, which is expected to result in further downward pressure on net sales, operating income and cash flows from operations. Net sales from the Specialty Generics segment, excluding Methylphenidate ER which is discussed further below, for the three months ended March 31, 2017 were $214.9 million compared with $239.8 million during the three months ended March 25, 2016.

In November 2014, we were informed by the U.S. Food and Drug Administration ("FDA") that it believes that our Methylphenidate ER products may not be therapeutically equivalent to the category reference listed drug and the FDA reclassified Methylphenidate ER from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX). The FDA has indicated that it has not identified any serious safety concerns with the products. We continue to market our Methylphenidate ER products as a class BX-rated drug. The FDA's action to reclassify our Methylphenidate ER products had, and is expected to continue to have, a negative impact on net sales and operating income. On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of Mallinckrodt’s Abbreviated New Drug Application ("ANDA") for Methylphenidate ER. We have requested a hearing in the withdrawal proceedings, which have been indefinitely deferred by the FDA. We plan to vigorously set forth our position in the withdrawal proceedings. A potential outcome of the withdrawal proceedings is that our Methylphenidate ER products may lose their FDA approval, which could have a material, negative impact to our Specialty Generics segment. The FDA recently approved new products that are expected to compete with our Methylphenidate ER products and one competitor recently launched their products. Additional products expected to compete with the Company's Methylphenidate ER products may be launched during fiscal 2017. All of these products have a class AB rating compared with the class BX rating on our Methylphenidate ER products. It is uncertain how these product approvals may impact the FDA's withdrawal proceedings associated with our Methylphenidate ER products. Net sales of our Methylphenidate ER products during the three months ended March 31, 2017 were $23.7 million compared with $24.6 million during the three months ended March 25, 2016.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies.
In July 2016, our Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2016 Mallinckrodt Program") designed to further improve its cost structure, as we continue to transform our business. The 2016 Mallinckrodt Program is expected to include actions across both the Specialty Brands and Specialty Generics segments, as well as within corporate functions. There is no specified time period associated with the 2016 Mallinckrodt Program. Through March 31, 2017, we incurred restructuring charges of $32.2 million under the 2016 Mallinckrodt Program, which are expected to generate savings, substantially within our SG&A expenses. In addition to the 2016 Mallinckrodt Program, we take certain restructuring actions to generate synergies from our acquisitions.

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
Our "acquire to invest" strategy also includes the acquisition of early and late stage development products to meet the needs of underserved patient populations. Under our strategy we continue the development process and perform clinical trials to support FDA approval of new products. The most significant development products in our pipeline include terlipressin, StrataGraft and MNK-1411 (the product formerly described as Synacthen Depot) in the U.S. Terlipressin is being investigated for the treatment of Hepatorenal Syndrome ("HRS") type 1, an acute, rare and life-threatening condition requiring hospitalization, with no currently approved therapy in the U.S. In July 2016, we enrolled the first patient in our Phase 3 clinical study to evaluate the efficacy and safety of terlipressin (for injection) in subjects with HRS type 1. StrataGraft is an investigational product in Phase 3 development for treatment of severe, deep partial thickness burns and Phase 2 development for treatment of severe, full thickness burns. In 2012, the FDA granted StrataGraft orphan product status, and the product is being developed as a biologic to be filed under a biologic license application that would confer regulatory protection until 2032. MNK-1411 is a depot formulation of Synacthen (tetracosactide), a synthetic 24 amino acid melanocortin receptor agonist. In August 2016, we announced that the FDA has granted our request for fast track designation for its Investigational New Drug ("IND") application for MNK-1411 in the treatment of Duchenne muscular dystrophy ("DMD"). The FDA's fast track designation is a process designed to facilitate the development, and expedite the review of drugs to treat serious conditions that fill an unmet medical need.
Specialty Generics. Specialty Generics development is focused on hard-to-manufacture pharmaceuticals with difficult-to-replicate pharmacokinetic profiles. Our Specialty Generics pipeline portfolio consists of several products in various stages of development. We currently perform most of our development work at our Specialty Generics headquarters and technical development center in Webster Groves, Missouri.

Results of Operations
Three Months Ended March 31, 2017 Compared with Three Months Ended March 25, 2016

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	March 31, 2017	March 25, 2016	Percentage Change
U.S.	$735.7	$744.4	(1.2)%
Europe, Middle East and Africa	59.2	53.3	11.1
Other	16.0	18.1	(11.6)
Net sales	$810.9	$815.8	(0.6)

Net sales for the three months ended March 31, 2017 decreased $4.9 million, or 0.6%, to $810.9 million, compared with $815.8 million for the three months ended March 25, 2016. This decrease was primarily driven by the Specialty Generics segment due to increased competition and customer consolidation, which has resulted in downward pricing pressure. Specialty Brands segment net sales increased primarily due to favorable pricing and higher volume for Acthar and benefits of Inomax contracting partially offset by lower net sales in Other branded products due to favorable adjustments to returns reserves in the prior year. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended March 31, 2017 decreased $6.5 million, or 1.5%, to $418.6 million, compared with $425.1 million for the three months ended March 25, 2016. The decrease in gross profit primarily resulted from a $27.9 million decrease in gross profit from the Specialty Generics segment. This was partially offset by higher net sales in the Specialty Brands segment, primarily due to net sales growth across our key brands. Gross profit margin was 51.6% for the three months ended March 31, 2017, compared with 52.1% for the three months ended March 25, 2016. The decrease in gross profit margin was primarily attributable to channel consolidation and increased price competition in the Specialty Generics business, partially offset by a higher percentage of overall net sales relating to the higher-margin Specialty Brands business.
Selling, general and administrative expenses ("SG&A"). SG&A expenses for the three months ended March 31, 2017 were $308.1 million, compared with $209.3 million for the three months ended March 25, 2016, an increase of $98.8 million, or 47.2%. The increase was primarily attributable to a $69.2 million charge associated with the recognition of previously deferred pension related losses upon settlement with third-party insurers under our termination of six defined benefit pension plans. The remaining increase consisted of various factors, including higher stock compensation expense, employee compensation costs, charitable contributions, legal expenses, professional fees and a smaller favorable adjustment to contingent consideration liabilities; all of which were partially offset by lower advertising and promotions expenses and branded pharmaceutical fees. SG&A expenses were 38.0% of net sales for the three months ended March 31, 2017 and 25.7% of net sales for the three months ended March 25, 2016. The higher percentage of net sales is attributable to the pension related settlement losses related to the defined benefit pension plan terminations, which represented 8.5% of net sales for the three months ended March 31, 2017, and the various other aforementioned factors.
Research and development expenses ("R&D"). R&D expenses increased $4.1 million, or 7.1%, to $62.2 million for the three months ended March 31, 2017, compared with $58.1 million for the three months ended March 25, 2016. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of net sales, R&D expenses were 7.7% and 7.1% for the three months ended March 31, 2017 and March 25, 2016, respectively.
Restructuring charges, net. During the three months ended March 31, 2017, we recorded $18.7 million of restructuring and related charges, net, including $1.5 million of accelerated depreciation in SG&A and cost of sales, primarily related to employee severance and benefits across both our operating segments and corporate functions. During the three months ended March 25, 2016, we recorded restructuring and related charges, net, of $10.1 million, including $1.7 million of accelerated depreciation in SG&A and cost of sales, primarily related to employee severance benefits across both of our operating segments and corporate functions.
Non-restructuring impairment charges. During the three months ended March 25, 2016, we recorded a $16.9 million charge related to in-process research and development intangible assets related to the CNS Therapeutics acquisition in fiscal 2013. The impairments resulted from delays in anticipated FDA approval, higher than expected development costs and lower than previously anticipated commercial opportunities.
Gains on divestiture and license. During the three months ended March 31, 2017, we recorded a $59.1 million pre-tax gain associated with the sale of our Intrathecal Therapy business to Piramal Enterprises Limited's subsidiary in the U.K., Piramal Critical Care.

Non-Operating Items
Interest expense and interest income. During the three months ended March 31, 2017 and March 25, 2016, net interest expense was $93.3 million and $97.0 million, respectively. This decrease was primarily driven by lower average outstanding balances on the revolving credit facility and term loan borrowings that contributed $1.3 million to the decrease. In addition, there was a $0.7 million decrease in interest accrued on deferred tax liabilities associated with outstanding installment notes due to payments that reduced the deferred tax liability balance. Lastly, interest expense during the three months ended March 31, 2017 and March 25, 2016 included $6.3 million and $6.9 million, respectively, of non-cash interest expense.
Other income (expense), net. During the three months ended March 31, 2017, we recorded other expense, net, of $7.5 million and during the three months ended March 25, 2016, we recorded other expense, net, of $0.7 million. The three months ended March 31, 2017 included a $10.0 million charge associated with the refinancing of our term loan borrowing. The remaining amounts in both fiscal years represented items including gains and losses on intercompany financing, foreign currency transactions and related hedging instruments.
Income tax expense (benefit). Income tax benefit was $39.5 million on a loss from continuing operations before income taxes of $10.6 million for the three months ended March 31, 2017 and an income tax benefit of $63.8 million on income from continuing operations before income taxes of $34.7 million for the three months ended March 25, 2016. Our effective tax rates were 372.6%

and negative 183.9% for the three months ended March 31, 2017 and March 25, 2016, respectively. The income tax benefit for the three months ended March 31, 2017 is comprised of $35.9 million of current tax expense and $75.4 million of deferred tax benefit. The net deferred tax benefit of $75.4 million includes $102.6 million of deferred tax benefit which is predominantly related to acquired intangible assets offset by $27.2 million of deferred tax expense related to utilization of tax attributes. The income tax benefit for the three months ended March 25, 2016 is comprised of $46.2 million of current tax expense and $110.0 million of deferred tax benefit which is predominantly related to acquired intangible assets.
The effective tax rate for the three months ended March 31, 2017, as compared with the three months ended March 25, 2016 increased by 556.5 percentage points. Included within this net increase was a 562.1 percentage point increase primarily attributable to diminutive loss from continuing operations before taxes for the three months ended March 31, 2017 as compared with the three months ended March 25, 2016. Also within this increase was a 17.2 percentage point increase related to the divestiture of the Intrathecal Therapy Business, which occurred during the three months ended March 31, 2017. The remaining 22.8 percentage point decrease was attributable to changes in operating income which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $370.3 million and $19.8 million during the three months ended March 31, 2017 and March 25, 2016, respectively. Income from discontinued operations for the three months ended March 31, 2017 includes a $368.1 million net of tax gain on the divestiture of the Nuclear Imaging business and $4.2 million of income from operating results associated with the Nuclear Imaging business. These were partially offset by a $1.7 million unfavorable adjustment on final purchase price adjustments associated with the contrast media and delivery systems ("CMDS") business.

Segment Results
The businesses included within our reportable segments are described below:
Specialty Brands

•	includes branded pharmaceutical drugs for autoimmune and rare diseases, neonatal respiratory critical care therapeutics and immunotherapy, and pain management.
Specialty Generics

•	includes specialty generic pharmaceuticals and API consisting of biologics, medicinal opioids, synthetic controlled substances, acetaminophen and other active ingredients.
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

Three Months Ended March 31, 2017 Compared with Three Months Ended March 25, 2016

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	March 31, 2017	March 25, 2016	Percentage Change
Specialty Brands	$557.2	$535.0	4.1%
Specialty Generics	238.6	264.4	(9.8)
Net sales of operating segments	795.8	799.4	(0.5)
Other (1)	15.1	16.4	(7.9)
Net sales	$810.9	$815.8	(0.6)

(1)	Represents net sales from an ongoing, post-divestiture supply agreement with the acquirer of the CMDS business.

Specialty Brands. Net sales for the three months ended March 31, 2017 increased $22.2 million to $557.2 million, compared with $535.0 million for the three months ended March 25, 2016. The increase in net sales was primarily driven by a $23.4 million or 9.4% increase in Acthar net sales and a $12.9 million or 11.2% increase in Inomax net sales compared with the three months ended March 25, 2016. The Acthar net sales increase was primarily driven by favorable pricing, lower rebate expenses and higher volume. Inomax net sales continues to benefit from a favorable 2016 contracting cycle that has not yet reached its anniversary period in fiscal 2017. These increases were partially offset by a $19.1 million or 49.7% decrease in Other products compared with the three months ended March 25, 2016. The decrease is primarily attributable to lower Exalgo volumes and a $6.8 million prior year benefit due to lower than expected product returns. Net sales of the Intrathecal Therapy business through the March 17, 2017 divestiture date were $9.3 million, which represent a decrease of $1.3 million compared with the prior year.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	March 31, 2017	March 25, 2016	Percentage Change
U.S.	$538.7	$516.9	4.2%
Europe, Middle East and Africa	16.7	16.7	—
Other	1.8	1.4	28.6
Net sales	$557.2	$535.0	4.1

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	March 31, 2017	March 25, 2016	Percentage Change
Acthar	$271.8	$248.4	9.4%
Inomax	128.4	115.5	11.2
Ofirmev	73.4	71.1	3.2
Therakos immunotherapy	51.2	50.2	2.0
Hemostasis products	13.1	11.4	14.9
Other	19.3	38.4	(49.7)
Specialty Brands	$557.2	$535.0	4.1

Specialty Generics. Net sales for the three months ended March 31, 2017 decreased $25.8 million, or 9.8%, to $238.6 million, compared with $264.4 million for the three months ended March 25, 2016. The decrease in net sales was driven by decreases of $15.8 million, $14.5 million and $10.5 million in oxycodone related products, other controlled substances and hydrocodone related products, respectively. These decreases were due to increased competition and customer consolidation, which has resulted in downward pricing pressure. Other products increased by $15.9 million primarily attributable to a discrete shipment of peptide active pharmaceutical ingredient that generated net sales of $12.9 million in the three months ended March 31, 2017.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	March 31, 2017	March 25, 2016	Percentage Change
U.S.	$197.0	$227.5	(13.4)%
Europe, Middle East and Africa	27.4	20.2	35.6
Other	14.2	16.7	(15.0)
Net sales	$238.6	$264.4	(9.8)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	March 31, 2017	March 25, 2016	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$30.3	$40.8	(25.7)%
Oxycodone (API) and oxycodone-containing tablets	22.1	37.9	(41.7)
Methylphenidate ER	23.7	24.6	(3.7)
Other controlled substances	107.4	121.9	(11.9)
Other products	55.1	39.2	40.6
Specialty Generics	$238.6	$264.4	(9.8)

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended March 31, 2017 and March 25, 2016 is shown in the following table (dollars in millions):

	Three Months Ended
	March 31, 2017		March 25, 2016
Specialty Brands	$275.0	49.4%	$260.9	48.8%
Specialty Generics	76.2	31.9	98.9	37.4
Segment operating income	351.2	44.1	359.8	45.0
Unallocated amounts:
Corporate and allocated expenses	(67.2)		(25.4)
Intangible asset amortization	(175.1)		(175.0)
Restructuring and related charges, net (1)	(18.7)		(10.1)
Non-restructuring impairment	—		(16.9)
Total operating income	$90.2		$132.4

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the three months ended March 31, 2017 increased $14.1 million to $275.0 million, compared with $260.9 million for the three months ended March 25, 2016. Operating margin increased to 49.4% for the three months ended March 31, 2017, compared with 48.8% for the three months ended March 25, 2016. The increase in operating income and margin was impacted by the $22.2 million increase in net sales, primarily attributable to Acthar which experienced favorable pricing, lower rebate expenses and higher volume. Partially offsetting this increase, was a collective increase of $5.4 million in SG&A and R&D expenses compared with the prior year.
Specialty Generics. Operating income for the three months ended March 31, 2017 decreased $22.7 million to $76.2 million, compared with $98.9 million for the three months ended March 25, 2016. Operating margin decreased to 31.9% for the three months ended March 31, 2017, compared with 37.4% for the three months ended March 25, 2016. The decrease in operating income and margin was impacted by the $25.8 million decrease in net sales due to customer consolidation and additional competitors that has led to price decreases, which resulted in a $27.9 million unfavorable gross profit impact. The gross profit impact exceeded the net sales impact primarily due to unfavorable product mix. SG&A expenses decreased by $4.3 million as a result of cost benefits gained from restructuring actions.
Corporate and allocated expenses. Corporate and allocated expenses were $67.2 million and $25.4 million for the three months ended March 31, 2017 and March 25, 2016, respectively. The three months ended March 31, 2017 included a $69.2 million charge associated with the recognition of previously deferred pension related losses upon settlement with third-party insurers under our termination of defined benefit pension plans and a $59.1 million pre-tax gain associated with the sale of our Intrathecal Therapy business. The remaining increase of $31.7 million consisted of various factors, including higher stock compensation expense, professional fees, employee compensation costs, legal expenses and a smaller favorable adjustment to contingent consideration liabilities.

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
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Three Months Ended
	March 31, 2017	March 25, 2016
Net cash from:
Operating activities	$(97.4)	$228.6
Investing activities	513.5	(202.8)
Financing activities	(498.3)	(229.0)
Effect of currency exchange rate changes on cash and cash equivalents	—	1.4
Net decrease in cash and cash equivalents	$(82.2)	$(201.8)

Operating Activities
Net cash used in operating activities of $97.4 million for the three months ended March 31, 2017, was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to a $234.0 million outflow from net investment in working capital. Included within the $97.4 million use of cash are $92.0 million for the FTC settlement and a $61.3 million contribution to the terminated pension plans that were settled during the quarter. Also included within the working capital change was a $60.6 million decrease in net income taxes payable, a $57.4 million increase in accounts receivable, net, and a $13.5 million increase in inventory. The divestiture of the Nuclear Imaging business and increased competition in Specialty Generics contributed to the decrease compared with the three months ended March 25, 2016.
Net cash provided by operating activities of $228.6 million for the three months ended March 25, 2016, was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to an $19.0 million outflow from net investment in working capital. The working capital outflow was primarily driven by a $17.8 million increase in accounts receivable and a $10.4 million increase in net tax related balances, partially offset by a $15.8 million decrease in inventory.
The aforementioned cash flows from operating activities include cash flows from the ongoing operations of the Nuclear Imaging business that are included within discontinued operations. Subsequent to the completion of this transaction, we no longer generate cash flows from this business. See further discussion of our discontinued operations in Note 3 of the Notes to the unaudited condensed consolidated financial statements included within Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Investing Activities
Net cash provided by investing activities was $513.5 million for the three months ended March 31, 2017, compared with a $202.8 million cash outflow for the three months ended March 25, 2016. The $716.3 million change primarily resulted from the receipt of $576.9 million in proceeds related to divestitures during the three months ended March 31, 2017, with $559.6 million and $17.3 million associated with the sales of the Nuclear and Intrathecal businesses, respectively, during the quarter. This is compared with $5.8 million of proceeds received from the divestiture of discontinued operations during the three months ended March 25, 2016. Additionally, there were no cash outflows related to acquisitions during the three months ended March 31, 2017, compared with $170.1 million during the three months ended March 25, 2016 primarily associated with the Hemostasis Acquisition. These increases in cash inflows were partially offset by a $21.5 million cash outflow related to the investment in Mesoblast that was made during the three months ended March 31, 2017 coupled with a $10.2 million increase in capital expenditures.
Under our term loan credit agreement, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loans.

Financing Activities
Net cash used in financing activities was $498.3 million for the three months ended March 31, 2017, compared with $229.0 million net cash used in financing activities for the three months ended March 25, 2016. The $269.3 million increase in cash outflows largely resulted from a $212.0 million increase in repayments of debt. The significant components of our current year repayments include a $100.0 million payment on the revolver and an $83.5 million mandatory repayment of the term loan triggered based on our cash flows generated over the trailing twelve months. Cash outflows from financing also included a $53.4 million increase in shares repurchased and $13.0 million of debt financing costs. These were partially offset by an $8.6 million increase in cash inflows related to additional borrowings under the receivable securitization program.
Under Irish law, we can only pay dividends and repurchase shares out of distributable reserves. In March 2017, the Irish High Court approved our petition to reduce its share capital and increase distributable reserves. The petition requires us to complete certain administrative matters, which are expected to be completed prior to June 30, 2017.

Debt and Capitalization
At March 31, 2017, the total principal amount of debt was $6,028.9 million as compared with the total principal amount of debt at December 30, 2016 of $6,237.6 million. The total principal amount of debt at March 31, 2017 was comprised of $3,938.2 million of fixed-rate instruments, $1,865.0 million of variable-rate term loans, $225.0 million of borrowings under a variable-rate securitization program and $0.7 million of capital lease obligations. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of March 31, 2017, our fixed-rate instruments have a weighted-average interest rate of 5.29% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.80% and has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved may be material. During the three months ended March 31, 2017, we did not repurchase any face value of our debt.
At March 31, 2017, $245.4 million of our debt principal was classified as current, as these payments are expected to be made within the next twelve months.
In addition to the borrowing capacity under our receivable securitization program, we have a $900.0 million revolving credit facility. At March 31, 2017, we had no outstanding borrowings under our revolving credit facility. As such, there was $900.0 million of additional borrowing capacity under our revolving credit facility.
As of March 31, 2017, we were, and expect to remain, in full compliance with the provisions and covenants associated with our debt agreements.

Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 16 of the notes to the unaudited condensed consolidated financial statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 16 of the notes to the unaudited condensed consolidated financial statements, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the date of sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet as of March 31, 2017 was $15.1 million, of which $12.4 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at March 31, 2017. As of March 31, 2017, the maximum future payments we could be required to make under these indemnification obligations was $71.0 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.1 million remained in other assets on our unaudited condensed consolidated balance sheet at March 31, 2017.
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

Off-Balance Sheet Arrangements
We were previously required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating our ability to fund the decommissioning of our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure, though we do not intend to close this facility. We provided this financial assurance in the form of surety bonds totaling $30.2 million. Following the sale of the Nuclear Imaging business, the surety bond was canceled as of April 17, 2017 and the Company is no longer required to provide financial assurance to the U.S. Nuclear Regulatory Commission. As of March 31, 2017, we had various other letters of credit, guarantees and surety bonds totaling $30.4 million.
We exchanged title to $16.0 million of our plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. We also simultaneously leased such assets back from Saint Louis County under a capital lease expiring in December 2025, the terms of which provide us with the right of offset against the IRBs. The lease also provides an option for us to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a property tax abatement for ten years from the date the property was placed in service. Due to the right of offset, the capital lease obligations and IRB assets are recorded net, and therefore do not appear in the unaudited condensed consolidated balance sheets. We expect that the right of offset will be applied to payments required under these arrangements.
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
We believe that our accounting policies for revenue recognition, goodwill and other intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended March 31, 2017, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016.

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
The risk factors included within Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and within Part II, Item 1A of this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of March 31, 2017, our outstanding debt included $1,865.0 million variable-rate debt on our senior secured term loans, no outstanding borrowings on our senior unsecured revolving credit facility and $225.0 million variable-rate debt on our receivables securitization program. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $5.2 million.
The remaining outstanding debt as of March 31, 2017 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of March 31, 2017 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. Dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $0.3 million as of March 31, 2017. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. Dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of March 31, 2017 that measures the change in the net financial position arising from a hypothetical 10.0% adverse movement in the exchange rates of the Euro and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10.0% adverse change in the above currencies was $14.2 million as of March 31, 2017. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 16 of the unaudited notes to condensed consolidated financial statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 16 of the unaudited notes to condensed consolidated financial statements, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. For further information on pending legal proceedings, refer to Note 16 of the notes to the unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on November 29, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended March 31, 2017. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.
On November 19, 2015, the Company's Board of Directors authorized a $500.0 million share repurchase program (the “November 2015 Program”), which was completed in the three months ended December 30, 2016. On March 16, 2016, the Company's Board of Directors authorized an additional $350.0 million share repurchase program (the “March 2016 Program”) which was completed during the three months ended March 31, 2017. On March 1, 2017, the Company's Board of Directors authorized an additional $1.0 billion share repurchase program (the "March 2017 Program") which commenced upon the completion of the March 2016 Program. The March 2017 Program has no time limit or expiration date, and the Company currently expects to fully utilize the program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs
December 31, 2016 to January 27, 2017	293,375	$47.04	242,032	$254.8
January 28, 2017 to March 3, 2017	2,704,109	52.13	2,679,329	1,115.0
March 4, 2017 to March 31, 2017	2,668,347	46.76	2,665,953	990.4

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Amended and Restated Memorandum and Constitution of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 1, 2017).
10.1
Refinancing Amendment No. 2 and Incremental Assumption Agreement No. 3, dated as of February 28, 2017, among Mallinckrodt plc, Mallinckrodt International Finance, S.A., Mallinckrodt CB LLC, the other subsidiaries of Mallinckrodt plc party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 1, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 8, 2017