Form 10-Q
period 2017-06-30
Mallinckrodt plc
filed 2017-08-08
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Ordinary shares, $0.20 par value - 97,178,768 shares as of August 4, 2017

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net sales	$824.5	$866.6	$1,635.4	$1,682.4
Cost of sales	408.4	377.8	800.7	768.5
Gross profit	416.1	488.8	834.7	913.9

Selling, general and administrative expenses	232.1	224.9	540.2	434.2
Research and development expenses	69.2	74.8	131.4	132.9
Restructuring charges, net	0.6	14.0	17.8	22.4
Non-restructuring impairment charges	—	—	—	16.9
Losses (gains) on divestiture and license	2.1	—	(57.0)	—
Operating income	112.1	175.1	202.3	307.5

Interest expense	(92.2)	(95.6)	(186.4)	(192.8)
Interest income	0.6	0.4	1.5	0.6
Other income (expense), net	10.0	(1.3)	2.5	(2.0)
Income from continuing operations before income taxes	30.5	78.6	19.9	113.3

Income tax benefit	(40.1)	(98.1)	(79.6)	(161.9)
Income from continuing operations	70.6	176.7	99.5	275.2

(Loss) income from discontinued operations, net of income taxes	(7.8)	22.6	362.5	42.4

Net income	$62.8	$199.3	$462.0	$317.6

Basic earnings per share (Note 7):
Income from continuing operations	$0.72	$1.63	$0.99	$2.50
(Loss) income from discontinued operations	(0.08)	0.21	3.59	0.39
Net income	$0.64	$1.84	$4.58	$2.89

Basic weighted-average shares outstanding	98.5	108.6	100.9	109.9

Diluted earnings per share (Note 7):
Income from continuing operations	$0.72	$1.62	$0.98	$2.48
(Loss) income from discontinued operations	(0.08)	0.21	3.58	0.38
Net income	$0.64	$1.82	$4.57	$2.87

Diluted weighted-average shares outstanding	98.7	109.4	101.2	110.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net income	$62.8	$199.3	$462.0	$317.6
Other comprehensive income (loss), net of tax:
Currency translation adjustments	5.0	(1.2)	7.4	7.6
Unrecognized gain on derivatives, net of ($0.2), $-, ($0.2) and $- tax	0.4	0.2	0.6	0.4
Unrecognized (loss) gain on benefit plans, net of $-, ($0.3), ($31.4) and $5.1 tax	(0.7)	0.4	45.9	(8.4)
Unrecognized (loss) gain on investments, net of $-, $-, $- and $- tax	(2.8)	—	10.6	—
Total other comprehensive income (loss), net of tax	1.9	(0.6)	64.5	(0.4)
Comprehensive Income	$64.7	$198.7	$526.5	$317.2

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 30, 2017	December 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$330.2	$342.0
Accounts receivable, less allowance for doubtful accounts of $4.0 and $4.0	482.1	431.0
Inventories	339.4	350.7
Prepaid expenses and other current assets	134.0	131.9
Notes receivable	154.0	—
Current assets held for sale	—	310.9
Total current assets	1,439.7	1,566.5
Property, plant and equipment, net	940.7	881.5
Goodwill	3,446.2	3,498.1
Intangible assets, net	8,604.7	9,000.5
Other assets	189.9	259.7
Total Assets	$14,621.2	$15,206.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$519.4	$271.2
Accounts payable	113.9	112.1
Accrued payroll and payroll-related costs	92.8	76.1
Accrued interest	54.1	68.7
Income taxes payable	122.0	101.7
Accrued and other current liabilities	460.2	557.1
Current liabilities held for sale	—	120.3
Total current liabilities	1,362.4	1,307.2
Long-term debt	5,338.5	5,880.8
Pension and postretirement benefits	67.7	136.4
Environmental liabilities	73.6	73.0
Deferred income taxes	2,254.4	2,398.1
Other income tax liabilities	67.5	70.4
Other liabilities	361.1	356.1
Total Liabilities	9,525.2	10,222.0
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 118,646,325 and 118,182,944 issued; 97,138,549 and 104,667,545 outstanding	23.7	23.6
Ordinary shares held in treasury at cost, 21,507,776 and 13,515,399	(1,296.9)	(919.8)
Additional paid-in capital	5,459.7	5,424.0
Retained earnings	917.5	529.0
Accumulated other comprehensive loss	(8.0)	(72.5)
Total Shareholders' Equity	5,096.0	4,984.3
Total Liabilities and Shareholders' Equity	$14,621.2	$15,206.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30, 2017	June 24, 2016
Cash Flows From Operating Activities:
Net income	$462.0	$317.6
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	406.0	419.0
Share-based compensation	31.8	22.1
Deferred income taxes	(157.6)	(215.4)
Non-cash impairment charges	—	16.9
Gain on divestitures	(419.1)	(2.1)
Other non-cash items	32.4	18.6
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(52.6)	(17.2)
Inventories	(8.5)	8.0
Accounts payable	(10.7)	4.4
Income taxes	12.5	58.4
Other	(73.7)	52.7
Net cash from operating activities	222.5	683.0
Cash Flows From Investing Activities:
Capital expenditures	(101.6)	(84.5)
Acquisitions and intangibles, net of cash acquired	—	(169.5)
Proceeds from divestitures, net of cash	576.9	3.0
Other	(9.9)	4.6
Net cash from investing activities	465.4	(246.4)
Cash Flows From Financing Activities:
Issuance of external debt	40.0	36.3
Repayment of external debt and capital leases	(332.8)	(177.5)
Debt financing costs	(13.0)	—
Proceeds from exercise of share options	3.9	4.9
Repurchase of shares	(380.8)	(326.6)
Other	(19.5)	(23.0)
Net cash from financing activities	(702.2)	(485.9)
Effect of currency rate changes on cash	1.6	2.1
Net change in cash, cash equivalents and restricted cash	(12.7)	(47.2)
Cash, cash equivalents and restricted cash at beginning of period	361.1	588.4
Cash, cash equivalents and restricted cash at end of period	$348.4	$541.2

Cash and cash equivalents at end of period	$330.2	$521.9
Restricted cash included in prepaid expenses and other current assets at end of period	—	0.3
Restricted cash included in other assets at end of period	18.2	19.0
Cash, cash equivalents and restricted cash at end of period	$348.4	$541.2

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at December 30, 2016	118.2	$23.6	13.5	$(919.8)	$5,424.0	$529.0	$(72.5)	$4,984.3
Impact of accounting standard adoptions	—	—	—	—	—	(72.1)	—	(72.1)
Net income	—	—	—	—	—	462.0	—	462.0
Currency translation adjustments	—	—	—	—	—	—	7.4	7.4
Change in derivatives, net of tax	—	—	—	—	—	—	0.6	0.6
Unrecognized gain on benefit plans	—	—	—	—	—	—	45.9	45.9
Unrecognized gain on investments	—	—	—	—	—	—	10.6	10.6
Share options exercised	0.1	—	—	—	3.9	—	—	3.9
Vesting of restricted shares	0.3	0.1	—	(4.5)	—	—	—	(4.4)
Share-based compensation	—	—	—	—	31.8	—	—	31.8
Reissuance of treasury shares	—	—	—	3.7	—	(1.4)	—	2.3
Repurchase of shares	—	—	8.0	(376.3)	—	—	—	(376.3)
Balance at June 30, 2017	118.6	$23.7	21.5	$(1,296.9)	$5,459.7	$917.5	$(8.0)	$5,096.0

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except share data, per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc and its subsidiaries (collectively, "Mallinckrodt" or "the Company"), is a global business that develops, manufactures, markets and distributes specialty pharmaceutical products and therapies. Areas of focus include autoimmune and rare diseases in specialty areas like neurology, rheumatology, nephrology, pulmonology and ophthalmology; immunotherapy and neonatal respiratory critical care therapies; and analgesics and hemostasis products.
The Company operates in two reportable segments, which are further described below:

•	Specialty Brands includes branded medicines; and

•	Specialty Generics includes specialty generic drugs, active pharmaceutical ingredients ("API") and external manufacturing.
The Company owns or has rights to use the trademarks and trade names that are used in conjunction with the operation of its business. One of the more important trademarks that the Company owns or has rights to use that appears in this Quarterly Report on Form 10-Q is "Mallinckrodt," which is a registered trademark or the subject of pending trademark applications in the United States ("U.S.") and other jurisdictions. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned in the following notes. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in the following notes is, to the Company's knowledge, owned by such other company.

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

Fiscal Year
The Company historically reported its results based on a "52-53 week" year ending on the last Friday of September. On May 17, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year end to the last Friday in December from the last Friday in September. The change in fiscal year became effective for the Company’s 2017 fiscal year, which began on December 31, 2016 and will end on December 29, 2017. As a result of the change in fiscal year end, the Company filed a Transition Report on Form 10-Q on February 7, 2017 covering the period from October 1, 2016 through December 30, 2016. Unless otherwise indicated, the three and six months ended June 30, 2017 refers to the thirteen and twenty-six week period ended June 30, 2017 and the three and six months ended June 24, 2016 refers to the thirteen and twenty-six week period ended June 24, 2016.

2.	Recently Issued Accounting Standards
Adopted
The Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-04, "Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment," in January 2017. This update eliminates step 2 from the goodwill impairment test, and requires the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted this standard in fiscal 2017, which did not have a material impact to the unaudited condensed consolidated financial statements. The Company will apply this standard to prospective goodwill impairment tests.
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
The FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," in August 2016 and ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash," in November 2016. These updates provide guidance for nine targeted clarifications with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The Company early adopted these standards in fiscal 2017 and revised the prior year statement of cash flow. The adoption of ASU 2016-18, regarding presentation of restricted cash, increased the net cash used in investing activities during the six months ended June 24, 2016 by $47.2 million. The adoption of ASU 2016-15, regarding the other targeted clarifications, did not result in any material changes to the unaudited condensed consolidated financial statements.
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
The FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," in July 2015. The issuance of this update is part of the FASB's initiative to more closely align the measurement of inventory between GAAP and International Financial Reporting Standards ("IFRS"). Under the new guidance, inventory must be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this standard in fiscal 2017, which did not have a material impact to the unaudited condensed consolidated financial statements.

Not Yet Adopted
The FASB issued ASU 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting," in May 2017. Under the new guidance, the effects of a modification should be accounted for unless all of the following are met: (1) the fair value or calculated intrinsic value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This guidance is effective for the Company in the first quarter of fiscal 2018. The Company is assessing the timing of adoption and the impact of future modifications to the unaudited condensed consolidated financial statements.

The FASB issued ASU 2017-07, "Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost," in March 2017. This update requires that the service cost component be disaggregated from the other components of net benefit cost. Service cost should be reported in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net benefit cost should be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This guidance is effective for the Company in the first quarter of fiscal 2018. The Company expects the impact of this guidance to be immaterial to the unaudited condensed consolidated financial statements upon adoption.
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
The FASB issued ASU 2014-09, "Revenue from Contracts with Customers," in May 2014. The issuance of ASU 2014-09 and IFRS 15, "Revenue from Contracts with Customers," completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance is effective for the Company in the first quarter of fiscal year 2018. The FASB subsequently issued additional ASUs to clarify the guidance in ASU 2014-09. The ASUs issued include ASU 2016-08, "Revenue from Contracts with Customers;" ASU 2016-10 "Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing;" and ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients." The Company has completed its assessment of certain customer arrangements and has preliminarily assessed certain other customer arrangements based on the nature of its business; and as of this time, the Company does not anticipate a significant impact upon adoption. However, the assessment is ongoing and a more detailed analysis of contracts subject to the preliminary assessment or review of additional contracts may identify a more significant impact. The Company currently expects, in part due to the limited anticipated impact, that it will utilize the modified retrospective transition approach of adopting the ASU.
The Company's status of various ASUs are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2016.

3.	Discontinued Operations and Divestitures
Discontinued Operations
Nuclear Imaging: On January 27, 2017, the Company completed the sale of its Nuclear Imaging business to IBA Molecular ("IBAM") for approximately $690.0 million before tax impacts, including up-front consideration of approximately $574.0 million, up to $77.0 million of contingent consideration and the assumption of certain liabilities. The Company recorded a pre-tax gain on the sale of the Nuclear Imaging business of $363.4 million during the six months ended June 30, 2017, which excluded any potential proceeds from the contingent consideration and reflects a charge of $5.9 million during the three months ended June 30, 2017 primarily as a result of ongoing working capital adjustments associated with the purchase agreement.

The following table summarizes the financial results of the Nuclear Imaging business presented in the unaudited condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
Major line items constituting income from discontinued operations	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net sales	$—	$104.0	$31.6	$206.2
Cost of sales	—	51.5	15.6	99.2
Selling, general and administrative expenses	—	23.5	7.8	45.4
Restructuring charges, net	—	0.1	—	0.4
Other	—	1.1	(0.2)	1.4
Income from discontinued operations	—	27.8	8.4	59.8
(Loss) gain on divestiture of discontinued operations	(5.9)	—	363.4	—
(Loss) income from discontinued operations, before income taxes	(5.9)	27.8	371.8	59.8
Income tax (benefit) expense	(0.1)	8.8	5.3	19.0
(Loss) income from discontinued operations, net of income taxes	$(5.8)	$19.0	$366.5	$40.8

During the three months ended June 30, 2017 there was income tax benefit of $0.1 million associated with the $5.9 million loss recognized on divestiture. During the six months ended June 30, 2017, there was income tax expense of $1.0 million associated with the $363.4 million gain on divestiture and a $4.3 million income tax expense associated with the $8.4 million income from discontinued operations. The tax impact of the gain recognized on divestiture was favorably impacted by a benefit from permanently deductible items.

The following table summarizes the assets and liabilities of the Nuclear Imaging business that are classified as held for sale on the unaudited condensed consolidated balance sheets:

	June 30, 2017	December 30, 2016
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts receivable	$—	$49.6
Inventories	—	20.0
Property, plant and equipment, net	—	188.7
Other current and non-current assets	—	52.6
Total assets classified as held for sale in the balance sheet	$—	$310.9

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$—	$19.7
Other current and non-current liabilities	—	100.6
Total liabilities classified as held for sale in the balance sheet	$—	$120.3

The following table summarizes significant cash and non-cash transactions of the Nuclear Imaging business that are included within the unaudited condensed consolidated statements of cash flows for the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Depreciation	$—	$5.0	$—	$9.8
Capital expenditures	—	1.2	0.3	3.8
All other notes to the unaudited condensed consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

CMDS: On November 27, 2015, the Company completed the sale of its contrast media and delivery systems ("CMDS") business to Guerbet S.A. ("Guerbet") for cash consideration of approximately $270.0 million, subject to net working capital adjustments. During the three months ended June 24, 2016, the Company had $0.7 million of net sales and a gain on the sale of business of $1.7 million, with no related income tax effect. During the six months ended June 24, 2016, the Company had $1.8 million of net sales, a $0.2 million income tax benefit and no income (loss), net of tax. All activity related to the CMDS business has been reported in discontinued operations.

Divestitures
On January 30, 2017, the Company announced that it had entered into a definitive agreement to sell its Intrathecal Therapy business to Piramal Enterprises Limited's subsidiary in the United Kingdom ("U.K."), Piramal Critical Care ("Piramal"), for approximately $203.0 million, including fixed consideration of $171.0 million and contingent consideration of up to $32.0 million. The $171.0 million of fixed consideration consisted of $17.0 million received at closing and a $154.0 million note receivable that is due one year from the transaction closing date. The transaction was completed on March 17, 2017. The Company recorded a pre-tax gain on the sale of the business of $57.0 million during the six months ended June 30, 2017, which excluded any potential proceeds from the contingent consideration and reflects a post-sale adjustment of $2.1 million during the three months ended June 30, 2017. The financial results of the Intrathecal Therapy business are presented within continuing operations as this divestiture did not meet the criteria for discontinued operations classification.
As part of the divestiture and calculation of the gain, the Company wrote off intangible assets of $48.7 million and goodwill of $49.8 million, from the Specialty Brands segment, ascribed to the Intrathecal Therapy business. The Company is committed to reimburse up to $7.3 million of product development expenses incurred by Piramal. The remaining items included in the gain calculation are attributable to inventory transferred and transaction costs incurred by the Company.

4.	Acquisitions, License Agreements and Other Investments
The Company did not have any acquisitions during the six months ended June 30, 2017. The Company had acquisitions in prior periods that may affect the comparability of the unaudited condensed consolidated statements of income in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2017 and June 24, 2016, the Company recognized $2.9 million and $2.6 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory. During the six months ended June 30, 2017 and June 24, 2016, the Company recognized $5.9 million and $4.7 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory. The amount of acquisition-related costs included within operating income for the three and six months ended June 30, 2017 was $1.1 million. The amount of acquisition-related costs included within operating income for the three and six months ended June 24, 2016 was $0.1 million and $2.0 million, respectively.
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

Licenses and Other Investments
In January 2017, $21.5 million of consideration was remitted to Mesoblast Limited ("Mesoblast") in exchange for equity shares and rights to a nine month exclusivity period related to any potential commercial and development agreements the Company may enter into for Mesoblast's therapy products used to treat acute graft versus host disease and/or chronic low back pain. As a result of this transaction the Company recorded an available for sale investment of $19.7 million included within prepaid and other current assets and an intangible asset of $1.8 million, which is being amortized over the nine month exclusivity period, in the unaudited condensed consolidated balance sheet.

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
Net restructuring and related charges by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Specialty Brands	$0.3	$8.8	$9.5	$16.8
Specialty Generics	0.5	1.0	7.9	1.6
Corporate	0.7	5.4	2.8	6.9
Restructuring and related charges, net	1.5	15.2	20.2	25.3
Less: accelerated depreciation	(0.9)	(1.2)	(2.4)	(2.9)
Restructuring charges, net	$0.6	$14.0	$17.8	$22.4
Net restructuring and related charges by program are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
2016 Mallinckrodt Program	$1.5	$—	$20.2	$—
2013 Mallinckrodt Program	—	14.3	—	22.4
Acquisitions	—	0.9	—	2.9
Total	1.5	15.2	20.2	25.3
Less: non-cash charges, including accelerated share-based compensation expense	(0.9)	(1.2)	(2.4)	(2.9)
Total charges expected to be settled in cash	$0.6	$14.0	$17.8	$22.4

The following table summarizes cash activity for restructuring reserves, substantially all of which are related to employee severance and benefits:

	2016 Mallinckrodt Program	2013 Mallinckrodt Program	Acquisitions	Total
Balance at December 30, 2016	$9.5	$5.1	$0.2	$14.8
Charges	18.5	—	—	18.5
Changes in estimate	(0.7)	—	—	(0.7)
Cash payments	(14.4)	(3.6)	(0.2)	(18.2)
Reclassifications	(0.3)	0.3	—	—
Balance at June 30, 2017	$12.6	$1.8	$—	$14.4

Net restructuring and related charges, including associated asset impairments, incurred cumulative-to-date related to the 2016 Mallinckrodt Program was as follows:

2016 Mallinckrodt Program
Specialty Brands	$16.7
Specialty Generics	9.2
Corporate	7.8
$33.7
Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

6.	Income Taxes
The Company recognized an income tax benefit of $40.1 million on income from continuing operations before income taxes of $30.5 million for the three months ended June 30, 2017 and an income tax benefit of $98.1 million on income from continuing operations before income taxes of $78.6 million for the three months ended June 24, 2016. This resulted in effective tax rates of negative 131.5% and negative 124.8% for the three months ended June 30, 2017 and June 24, 2016, respectively. The income tax benefit for the three months ended June 30, 2017 is comprised of $44.7 million of current tax expense and $84.8 million of deferred tax benefit which is predominantly related to acquired intangible assets. The income tax benefit for the three months ended June 24, 2016 is comprised of $1.8 million of current tax expense and $99.9 million of deferred tax benefit which is predominantly related to acquired intangible assets.
The Company recognized an income tax benefit of $79.6 million on income from continuing operations before income taxes of $19.9 million for the six months ended June 30, 2017 and an income tax benefit of $161.9 million on income from continuing operations before income taxes of $113.3 million for the six months ended June 24, 2016. This resulted in effective tax rates of negative 400.0% and negative 142.9% for the six months ended June 30, 2017 and June 24, 2016, respectively. The income tax benefit for the six months ended June 30, 2017 is comprised of $80.6 million of current tax expense and $160.2 million of deferred tax benefit. The net deferred tax benefit of $160.2 million includes $187.4 million of deferred tax benefit which is predominantly related to acquired intangible assets offset by $27.2 million of deferred tax expense related to utilization of tax attributes. The income tax benefit for the six months ended June 24, 2016 is comprised of $48.0 million of current tax expense and $209.9 million of deferred tax benefit which is predominantly related to acquired intangible assets.
The effective tax rate for the three months ended June 30, 2017, as compared with the three months ended June 24, 2016 decreased by 6.7 percentage points. Included within this net decrease was a 33.1 percentage point decrease primarily attributable to diminutive income from continuing operations before taxes for the three months ended June 30, 2017 as compared with the three months ended June 24, 2016. Also within this decrease was an 8.5 percentage point decrease attributable to changes in operating income which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction. The remaining 34.9 percentage point increase was related to the tax benefit of a U.K. tax credit on a dividend between affiliates, which occurred within the three months ended June 24, 2016.
The effective tax rate for the six months ended June 30, 2017, as compared with the six months ended June 24, 2016 decreased by 257.1 percentage points. Included within this net decrease was a 274.0 percentage point decrease primarily attributable to diminutive income from continuing operations before taxes for the six months ended June 30, 2017 as compared with the six months ended June 24, 2016. Also within this decrease was a 15.3 percentage point decrease attributable to changes in operating income which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction. Of the remaining 32.2 percentage point increase, a 24.2 percentage point increase is related to the tax benefit of a U.K. tax credit on a dividend between affiliates, which occurred within the three months ended June 24, 2016, and an 8.0 percentage point increase is related to the divestiture of the Intrathecal Therapy Business, which occurred during the three months ended March 31, 2017.
During the three and six months ended June 30, 2017, the Company recognized an income tax benefit of $0.1 million and income tax expense of $5.3 million, respectively associated with the Nuclear Imaging business, as discussed in Note 3, in discontinued operations within the unaudited condensed consolidated statement of income.
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
The Company refined its acquisition accounting estimate associated with the measurement of its acquired Stratatech net deferred tax liabilities in the first quarter of 2017, resulting in a decrease to the acquired net deferred tax liabilities from $24.3 million to $22.1 million.
The divestiture of the Intrathecal Therapy Business was completed on March 17, 2017. This divestiture resulted in a net deferred tax liability increase of $40.3 million. Significant components of this increase include an increase of $56.5 million of deferred tax liability associated with future consideration, a decrease of $4.3 million of deferred tax asset associated with net operating losses, a decrease of $17.9 million of deferred tax liability associated with intangibles, and an increase of $2.6 million of deferred tax asset associated with committed product development.

The Company's unrecognized tax benefits, excluding interest, totaled $119.1 million at June 30, 2017 and $118.7 million at December 30, 2016. The net increase of $0.4 million primarily resulted from a net increase to current year positions of $4.1 million, net decreases from prior period tax positions of $2.0 million, and net decreases from lapse of statute of limitations of $1.7 million. If favorably settled, $117.3 million of unrecognized tax benefits at June 30, 2017 would favorably impact the effective tax rate. The total amount of accrued interest related to these obligations was $5.9 million at June 30, 2017 and $7.1 million at December 30, 2016.
It is reasonably possible that within the next twelve months, as a result of the resolution of various U.K. and non-U.K. examinations, appeals and litigation and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $18.2 million and the amount of related interest and penalties will decrease by up to $3.8 million.

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
The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Basic	98.5	108.6	100.9	109.9
Dilutive impact of restricted share units and share options	0.2	0.8	0.3	0.9
Diluted	98.7	109.4	101.2	110.8

The computation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2017 excludes approximately 4.0 million and 3.6 million shares of equity awards, respectively, because the effect would have been anti-dilutive. The computation of diluted weighted-average shares outstanding for the three and six months ended June 24, 2016 excludes approximately 1.5 million and 1.4 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	June 30, 2017	December 30, 2016
Raw materials and supplies	$72.5	$72.6
Work in process	170.6	178.4
Finished goods	96.3	99.7
	$339.4	$350.7

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	June 30, 2017	December 30, 2016
Property, plant and equipment, gross	$1,786.6	$1,679.4
Less: accumulated depreciation	(845.9)	(797.9)
Property, plant and equipment, net	$940.7	$881.5

Depreciation expense for property, plant and equipment was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Depreciation expense	$27.4	$28.3	$56.2	$60.3

10.	Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of goodwill by segment at the end of each period were as follows:

	June 30, 2017		December 30, 2016
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$3,446.2	$—	$3,498.1	$—
Specialty Generics	207.0	(207.0)	207.0	(207.0)
Total	$3,653.2	$(207.0)	$3,705.1	$(207.0)

During the six months ended June 30, 2017, the gross carrying value of goodwill within the Specialty Brands segment decreased by $51.9 million. The decrease was primarily attributable to the sale of the Intrathecal Therapy business to Piramal. The Company ascribed $49.8 million of goodwill to that business and it was factored into the gain on sale of the business. The remainder of the decrease was related to a purchase accounting adjustment for the Stratatech acquisition primarily attributable to changes in deferred tax balances.
The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	June 30, 2017		December 30, 2016
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Amortizable:
Completed technology	$9,955.6	$1,932.1	$10,028.7	$1,617.1
Licenses	177.1	118.4	177.1	112.7
Customer relationships	28.7	10.4	27.6	8.4
Trademarks	82.0	12.6	82.1	10.9
Other	8.6	7.9	6.7	6.7
Total	$10,252.0	$2,081.4	$10,322.2	$1,755.8
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	399.1		399.1
Total	$434.1		$434.1

Intangible asset amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Amortization expense	$174.7	$175.8	$349.8	$350.8

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of Fiscal 2017	$344.9
Fiscal 2018	686.5
Fiscal 2019	686.2
Fiscal 2020	685.9
Fiscal 2021	685.7

11.	Debt
Debt was comprised of the following at the end of each period:

	June 30, 2017		December 30, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Variable-rate receivable securitization	$200.0	$0.1	$250.0	$0.3
3.50% notes due April 2018	300.0	0.5	—	—
Term loan due March 2021	—	—	20.0	0.3
4.00% term loan due February 2022	1.1	—	1.0	—
Term loan due September 2024	18.7	0.3	—	—
Capital lease obligation and vendor financing agreements	0.5	—	0.8	—
Total current debt	520.3	0.9	271.8	0.6
Long-term debt:
3.50% notes due April 2018	—	—	300.0	0.9
4.875% notes due April 2020	700.0	7.0	700.0	8.2
Term loan due March 2021	—	—	1,928.5	33.4
4.00% term loan due February 2022	5.2	—	5.5	—
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% notes due August 2022	884.0	10.5	884.0	11.6
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% notes due April 2023	541.5	5.1	600.0	6.1
5.625% notes due October 2023	738.0	10.5	738.0	11.4
Term loan due September 2024	1,841.7	29.4	—	—
5.50% notes due April 2025	692.1	9.6	695.0	10.2
Revolving credit facility	—	6.7	100.0	3.2
Total long-term debt	5,417.3	78.8	5,965.8	85.0
Total debt	$5,937.6	$79.7	$6,237.6	$85.6
The Company's debt instruments are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2016.

On February 28, 2017, Mallinckrodt International Finance, S.A. ("MIFSA") and Mallinckrodt CB LLC ("MCB") refinanced the March 2014 and August 2014 term loans, both of which were due in March 2021 ("the Existing Term Loans"). The refinanced term loans had an initial aggregate principal amount of $1,865.0 million, are due in September 2024 and bear interest at LIBOR plus 2.75% ("the 2017 Term Loan"). The 2017 Term Loan requires quarterly principal amortization payments in an amount equal to 0.25% of the original principal balance of the 2017 Term Loan payable on the last day of each calendar quarter, which will commence on June 30, 2017, with the remaining balance due on September 24, 2024. The Company accounted for the term loan refinancing as a debt modification.

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

As of June 30, 2017, the applicable interest rate on outstanding borrowings under the Company's revolving credit facility was approximately 3.55%, and there were no outstanding borrowings. As of June 30, 2017, the applicable interest rate on outstanding borrowings under the variable-rate receivable securitization was 2.02%, and outstanding borrowings totaled $200.0 million. At June 30, 2017, the applicable interest rate for the term loan due September 2024 was 4.05%, and outstanding borrowings totaled $1,860.4 million.
As of June 30, 2017, the Company continues to be in full compliance with the provisions and covenants associated with its debt agreements.

12.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Service cost	$0.2	$0.4	$1.5	$0.8
Interest cost	0.4	3.5	2.1	7.0
Expected return on plan assets	—	(4.2)	(1.3)	(8.4)
Amortization of net actuarial loss	0.4	2.6	2.6	5.2
Amortization of prior service cost	0.1	—	0.2	—
Plan settlements	0.5	3.3	69.7	7.0
Net periodic benefit cost	$1.6	$5.6	$74.8	$11.6

The net periodic benefit credit for the Company's postretirement benefit plans was approximately zero for the three months ended June 30, 2017 and June 24, 2016, and for the six months ended June 30, 2017 and June 24, 2016 was approximately zero and $0.1 million, respectively.

Net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plans was included within cost of sales; research and development; and selling, general and administrative ("SG&A") expenses on the unaudited condensed consolidated statements of income.

Pension Plan Termination
During the six months ended June 30, 2017, the Company completed the third-party settlement of remaining obligations of six defined benefit pension plans that were terminated during fiscal 2016. In conjunction with this final settlement, the Company made a $61.3 million cash contribution to the terminated plans and recognized a $69.7 million charge, included within SG&A expenses.

13.	Accumulated Other Comprehensive Income
The following summarizes the change in accumulated other comprehensive income for the six months ended June 30, 2017 and June 24, 2016:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Unrecognized Gain on Equity Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2016	$(19.5)	$(5.7)	$(47.3)	$—	$(72.5)
Other comprehensive income before reclassifications	12.1	—	5.5	10.6	28.2
Amounts reclassified from accumulated other comprehensive income	(4.7)	0.6	40.4	—	36.3
Net current period other comprehensive income	7.4	0.6	45.9	10.6	64.5
Balance at June 30, 2017	$(12.1)	$(5.1)	$(1.4)	$10.6	$(8.0)

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Unrecognized Gain on Equity Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 25, 2015	$(7.9)	$(6.3)	$(51.1)	$—	$(65.3)
Other comprehensive income (loss) before reclassifications	8.3	—	(15.5)	—	(7.2)
Amounts reclassified from accumulated other comprehensive income	(0.7)	0.4	7.1	—	6.8
Net current period other comprehensive income (loss)	7.6	0.4	(8.4)	—	(0.4)
Balance at June 24, 2016	$(0.3)	$(5.9)	$(59.5)	$—	$(65.7)

The following summarizes reclassifications from accumulated other comprehensive income for the six months ended June 30, 2017 and June 24, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Six Months Ended
	June 30, 2017	June 24, 2016	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization and other of unrealized loss on derivatives	$0.8	$0.4	Interest expense
Income tax provision	(0.2)	—	Income tax benefit
Net of income taxes	0.6	0.4

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.6	5.3	(1)
Prior service credit	(1.1)	(1.4)	(1)
Divestiture of discontinued operations	(3.1)	—	Income from discontinued operations, net of income taxes
Plan settlements	69.7	7.0	(1) Selling, general and administrative expenses
Total before tax	68.1	10.9
Income tax provision	(27.7)	(3.8)	Income tax benefit
Net of income taxes	40.4	7.1

Currency translation	(4.7)	(0.7)	Income from discontinued operations, net of income taxes

Total reclassifications for the period	$36.3	$6.8

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

14.	Equity

Share Repurchases

On November 19, 2015, the Company's Board of Directors authorized a $500.0 million share repurchase program (the "November 2015 Program"), which was completed in the three months ended December 30, 2016. On March 16, 2016, the Company's Board of Directors authorized an additional $350.0 million share repurchase program (the "March 2016 Program"), which was completed during the three months ended March 31, 2017. On March 1, 2017, the Company's Board of Directors authorized an additional $1.0 billion share repurchase program (the "March 2017 Program"), which commenced upon the completion of the March 2016 Program. The March 2017 Program has no time limit or expiration date, and the Company currently expects to fully utilize the program.

	March 2017 Repurchase Program		March 2016 Repurchase Program		November 2015 Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$1,000.0		$350.0		$500.0
Repurchases:
Fiscal 2016 (1)	—	—	—	—	6,510,824	425.6
Transition Period 2016	—	—	1,501,676	84.0	1,063,337	74.4
Fiscal 2017	2,594,703	110.3	5,366,741	266.0	—	—
Remaining amount available		$889.7		$—		$—

(1)	Represents the Company's historical fiscal year ending on the last Friday in September.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of June 30, 2017 and December 30, 2016 was $15.0 million and $15.1 million, respectively, of which $12.3 million and $12.4 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at June 30, 2017 and December 30, 2016. As of June 30, 2017, the maximum future payments the Company could be required to make under these indemnification obligations were $70.2 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $18.2 million and $19.0 million remained in restricted cash, included in long-term other assets on the unaudited condensed consolidated balance sheets at June 30, 2017 and December 30, 2016, respectively.
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

The Company was previously required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating its ability to fund the decommissioning of its Maryland Heights, Missouri, radiopharmaceuticals production facility upon closure. Following the sale of the Nuclear Imaging business, the surety bond was canceled in April 2017 and the Company is no longer required to provide financial assurance to the U.S. Nuclear Regulatory Commission for that facility. As of June 30, 2017, the Company had various other letters of credit, guarantees and surety bonds totaling $28.7 million.
In addition, as part of the Company's legal separation, the Company entered into a separation and distribution agreement with Covidien plc ("Covidien"), which was subsequently acquired by Medtronic plc, and such agreement provides for cross-indemnities principally designed to place financial responsibility of the obligations and liabilities of the Company's business with the Company and financial responsibility for the obligations and liabilities of Covidien's remaining business with Covidien, among other indemnities.

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

Governmental Proceedings

Multnomah County Lawsuit. On August 3, 2017, the County of Multnomah filed a lawsuit in Multnomah County Circuit Court in Oregon against certain prescription opioid manufacturers, including the Company, as well as distributors and healthcare providers.  The lawsuit alleges the creation of a public nuisance arising from defendants’ manufacturing, distribution, marketing and promotion of opioids and alleges other common law claims. Plaintiff seeks economic damages and costs. The Company intends to vigorously defend itself in this matter.

Department of Justice Subpoena. On July 26, 2017, the Company received a subpoena from the Department of Justice for documents related to the marketing and sale of the Company’s opioid products.
Staubus, et al. v. Purdue Pharma, L.P., et al. On June 13, 2017, the District Attorneys General of Tennessee’s First, Second and Third Judicial Districts and Baby Doe jointly filed a lawsuit in Sullivan County Circuit Court in Kingsport, Tennessee against certain prescription opioid manufacturers, including the Company. The lawsuit alleges violations of Tennessee’s Drug Dealer Liability Act and public nuisance laws arising out of defendants’ alleged opioid sales and marketing practices. Plaintiffs seek restitution, damages, injunctive relief and attorneys’ fees and costs. The Company intends to vigorously defend itself in this matter.
SEC Subpoena. In January 2017, the Company received a subpoena from the SEC for documents related to the Company’s public statements, filings and other disclosures regarding Acthar sales, profits, revenue, promotion and pricing.
Boston Subpoena. In December 2016, the Company received a subpoena from the United States Attorney’s Office ("USAO") for the District of Massachusetts for documents related to the Company’s provision of financial and other support to patients, including through charitable foundations, and related matters.
Texas Pricing Investigation. In November 2014, the Company received a Civil Investigative Demand ("CID") from the Civil Medicaid Fraud Division of the Texas Attorney General's Office. According to the CID, the Attorney General's office is investigating the possibility of false reporting of information by the Company regarding the prices of certain of its drugs used by Texas Medicaid to establish reimbursement rates for pharmacies that dispensed the Company's drugs to Texas Medicaid recipients.
Mallinckrodt Inc. v. U.S. Food and Drug Administration and United States of America. The Company filed a Complaint for Declaratory and Injunctive Relief ("the Complaint") in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the United States of America in November 2014 for judicial review of what the Company believes is the FDA's inappropriate and unlawful reclassification of the Company's Methylphenidate HCl Extended-Release tablets USP (CII) ("Methylphenidate ER") in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("Orange Book") on November 13, 2014. In its Complaint, the Company asked the court to: issue an injunction to (a) set aside the FDA's reclassification of the Company's Methylphenidate ER products from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX) in the Orange Book and (b) prohibit the FDA from reclassifying the Company's Methylphenidate ER products in the future without following applicable legal requirements; and issue a declaratory judgment that the FDA's action reclassifying the Company's Methylphenidate ER products in the Orange Book is unlawful. The Company concurrently filed a motion with the same court requesting an expedited hearing to issue a temporary restraining order ("TRO") directing the FDA to reinstate the Orange Book AB rating for the Company's Methylphenidate ER products on a temporary basis. The court denied the Company's motion for a TRO. In December 2014, the FDA filed a motion to dismiss the Complaint with the district court. The Company filed its opposition to the motion to dismiss in January 2015, and concurrently filed a motion for summary judgment. In July 2015, the court granted the FDA’s motion to dismiss with respect to three of the five counts in the Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts.  The Company appealed the court’s decision to the U.S. Court of Appeals for the Fourth Circuit. On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of the Company's Abbreviated New Drug Application ("ANDA") for Methylphenidate ER. On October 21, 2016, the United States Court of Appeals for the Fourth Circuit issued an order removing the Company’s pending litigation with the FDA from the Court’s oral argument calendar and placing that litigation in abeyance pending the outcome of the withdrawal proceedings. The Company concurrently submitted to the FDA requests for a hearing in the withdrawal proceeding and for a 90-day extension of the deadline for submitting documentation supporting the necessity of a hearing.  The FDA granted the Company’s initial request to extend the deadline to March 20, 2017, and on February 21, 2017, the FDA suspended the deadline in order to give the Center for Drug Evaluation and Research ("CDER") an opportunity to complete its production of documents. CDER shared an initial set of documents with the Company in June 2017 and is in the process of finalizing a second set of documents to share with the Company. The Company is preparing the supporting documentation for its submission and plans to vigorously set forth its position in the withdrawal proceedings.
Therakos Investigation. In March 2014, the USAO for the Eastern District of Pennsylvania requested the production of documents related to an investigation of the U.S. promotion of Therakos’ immunotherapy drug/device system UVADEX/UVAR XTS and UVADEX/CELLEX (collectively, the "Therakos System"), for indications not approved by the FDA, including treatment of patients with graft versus host disease ("GvHD") and solid organ transplant patients, including pediatric patients. The investigation also includes Therakos’ efforts to secure FDA approval for additional uses of, and alleged quality issues relating to, UVADEX/UVAR. In August 2015, the USAO for the Eastern District of Pennsylvania sent Therakos a subsequent request for documents related to the investigation and has since made certain related requests. We are in the process of responding to those requests.
FTC Investigation. In June 2014, Questcor Inc. ("Questcor") received a subpoena and CID from the FTC seeking documentary materials and information regarding the FTC's investigation into whether Questcor's acquisition of certain rights to develop, market, manufacture, distribute, sell and commercialize MNK-1411 (the product formerly described as Synacthen Depot®) from Novartis AG and Novartis Pharma AG (collectively, "Novartis") violates antitrust laws. Subsequently, California, Maryland, Texas, Washington, New York and Alaska (collectively, "the Investigating States") commenced similar investigations focused on whether the transaction violates state antitrust laws. On January 17, 2017, the FTC, all Investigating States (except California) ("the Settling States") and the Company entered into an agreement to resolve this matter for a one-time cash payment of $102.0 million and an agreement to license MNK-1411 to a third party designated by the FTC for possible development in Infantile Spasms ("IS") and Nephrotic Syndrome ("NS") in the U.S. To facilitate that settlement, a complaint was filed on January 18, 2017, in the U.S. District Court for the District of Columbia. The settlement was approved by the court on January 30, 2017. On July 16, 2017, the Company announced the completion of the U.S. license of both the Synacthen trademark and certain intellectual property associated with MNK-1411 to West Pharmaceuticals to develop and pursue possible FDA approval of the product in IS and NS. The Company retains the right to develop MNK-1411 for all other indications in the U.S. and retains rights to the Synacthen trademark outside the U.S.
Questcor DOJ Investigation. In September 2012, Questcor received a subpoena from the USAO for the Eastern District of Pennsylvania for information relating to its promotional practices related to Acthar. Questcor has also been informed by the USAO for the Eastern District of Pennsylvania that the USAO for the Southern District of New York and the SEC are participating in the investigation to review Questcor's promotional practices and related matters related to Acthar. On March 9, 2015, the Company received a "No Action" letter from the SEC regarding its review of the Company's promotional practices related to Acthar.
DEA Investigation. In November 2011 and October 2012, the Company received subpoenas from the U.S. Drug Enforcement Administration requesting production of documents relating to its suspicious order monitoring program for controlled substances. The USAO for the Eastern District of Michigan is investigating the possibility that the Company failed to report suspicious orders of controlled substances during the period 2006-2011 in violation of the Controlled Substances Act and its related regulations. The USAO for the Northern District of New York and Office of Chief Counsel for the U.S. Drug Enforcement Administration ("DEA") are investigating the possibility that the Company failed to maintain appropriate records and security measures with respect to manufacturing of certain controlled substances at its Hobart facility during the period 2012-2013. On July 11, 2017, the Company entered into a final settlement with the DEA and the USAOs for the Eastern District of Michigan and the Northern District of New York to settle these investigations. As part of the agreement, the Company paid $35.0 million to resolve all potential claims.
We have responded to or are in the process of responding to each of the unresolved subpoenas and CIDs and we intend to cooperate fully in each such investigation.

Patent/Antitrust Litigation
Putative Class Action Litigation. On April 6, 2017, a putative class action lawsuit was filed against the Company and United BioSource Corporation ("UBC") in the U.S. District Court for the Northern District of Illinois. The case is captioned City of Rockford v. Mallinckrodt ARD, Inc., et al. The complaint purports to be brought on behalf of all self-funded entities in the U.S. and its Territories that paid for Acthar from August 2007 to the present. The lawsuit alleges that the Company engaged in anticompetitive, unfair, and deceptive acts to artificially raise and maintain the price of Acthar. To this end, the suit alleges that the Company unlawfully maintained a monopoly in a purported ACTH product market by acquiring the U.S. rights to Synacthen Depot; conspired with UBC and violated anti-racketeering laws by selling Acthar through an exclusive distributor; and committed a fraud on consumers by failing to correctly identify Acthar’s active ingredient on package inserts. The Company intends to vigorously defend itself in this matter.
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
Ofirmev Patent Litigation: B. Braun Medical Inc. In April 2017, Mallinckrodt Hospital Products Inc. and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against B. Braun Medical Inc. ("B. Braun") alleging that B. Braun infringed U.S. Patent Nos. 6,992,218 ("the ‘218 patent") and 9,399,012 ("the ‘012 patent") following receipt of a February 2017 notice from B. Braun concerning its submission of a New Drug Application ("NDA"), containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Following receipt of a second Paragraph IV notice letter from B. Braun on April 24, 2017 directed to the ‘012 patent, Mallinckrodt Hospital Products Inc. and Mallinckrodt IP filed suit in June 2017 in the U.S. District Court for the District of Delaware against B. Braun alleging that B. Braun infringed the ‘012 patent and U.S. 9,610,265 (“the ‘265 patent”). In both instances, a protective suit was filed in the U.S. District Court for the Eastern District of Pennsylvania to protect the 30-month stay against any venue challenge in Delaware. In July 2017, B. Braun filed motions to dismiss both actions in Delaware due to improper venue based on the recent U.S. Supreme Court TC Heartland decision on venue in patent cases, and also filed a separate motion to dismiss in the original action in Pennsylvania. Following receipt of a third Paragraph IV notice letter from B. Braun on July 13, 2017 that included a certification to the ‘265 patent, amended complaints were filed in July 2017 in the U.S. District Courts for the Districts of Delaware and Eastern District of Pennsylvania by Mallinckrodt Hospital Products Inc., Mallinckrodt IP and Pharmatop.  Also in July 2017, Mallinckrodt Hospital Products Inc., Mallinckrodt IP and Pharmatop filed a motion to stay the action in the Eastern District of Pennsylvania.

Ofirmev Patent Litigation: Agila Specialties Private Limited, Inc. (now Mylan Laboratories Ltd.) and Agila Specialties Inc. (a Mylan Inc. Company), (collectively “Agila”).  In December 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed U.S. Patent No. 6,028,222 ("the '222 patent") and the '218 patent following receipt of a November 2014 notice from Agila concerning its submission of a NDA containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Separately, on December 1, 2016 Mallinckrodt IP filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed the ‘012 patent. On December 31, 2016, the parties entered into settlement agreements on both suits under which Agila was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its NDA on or after December 6, 2020, or earlier under certain circumstances.
Ofirmev Patent Litigation: InnoPharma Licensing LLC and InnoPharma, Inc. In September 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against InnoPharma Licensing LLC and InnoPharma, Inc. (both are subsidiaries of Pfizer and collectively "InnoPharma") alleging that InnoPharma infringed U.S. Patent No. 6,028,222 ("the '222 patent") and the '218 patent following receipt of an August 2014 notice from InnoPharma concerning its submission of a New Drug Application ("NDA"), containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Separately, on December 1, 2016 Mallinckrodt IP filed suit in the U.S. District Court for the District of Delaware against InnoPharma alleging that InnoPharma infringed the ‘012 patent. On May 4, 2017, the parties entered into settlement agreements on both suits under which InnoPharma was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its NDA on or after December 6, 2020, or earlier under certain circumstances.
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

Commercial and Securities Litigation
Employee Stock Purchase Plan Securities Litigation. On July 20, 2017, a purported purchaser of Mallinckrodt stock through Mallinckrodt’s Employee Stock Purchase Plans (“ESPPs”), filed a derivative lawsuit in the Federal District Court in the Eastern District of Missouri, captioned Solomon v. Mallinckrodt plc, et al., against the Company, its Chief Executive Officer Mark C. Trudeau ("CEO") , its Chief Financial Officer Matthew K. Harbaugh ("CFO"), its Controller Kathleen A. Schaefer, and current and former directors of the Company. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt stock between November 25, 2014, and January 18, 2017, in the ESPPs. In the alternative, the plaintiff alleges a class action for those same purchasers/acquirers of stock in the ESPPs during the same period. The complaint asserts claims under Section 11 of the Securities Act, and for breach of fiduciary duty, misrepresentation, non-disclosure, mismanagement of the ESPPs’ assets and breach of contract arising from substantially similar allegations as those contained in the putative class action securities litigation described in the following paragraph. The Company intends to vigorously defend itself in this matter.
Putative Class Action Securities Litigation. On January 23, 2017, a putative class action lawsuit was filed against the Company and its CEO in the U.S. District Court for the District of Columbia, captioned Patricia A. Shenk v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased Mallinckrodt’s publicly traded securities on a domestic exchange between November 25, 2014 and January 18, 2017. The lawsuit generally alleges that the Company made false or misleading statements related to Acthar and Synacthen to artificially inflate the price of the Company’s stock. In particular, the complaint alleges a failure by the Company to provide accurate disclosures concerning the long-term sustainability of Acthar revenues, and the exposure of Acthar to Medicare and Medicaid reimbursement rates. On January 26, 2017, a second putative class action lawsuit, captioned Jyotindra Patel v. Mallinckrodt plc, et al. was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Patel complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Shenk lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March

13, 2017, a third putative class action lawsuit, captioned Amy T. Schwartz, et al., v. Mallinckrodt plc, et al., was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Schwartz complaint purports to be brought on behalf of shareholders who purchased shares of the Company between July 14, 2014 and January 18, 2017 and asserts claims similar to those set forth in the Shenk lawsuit. On March 23, 2017, a fourth putative class action lawsuit, captioned Fulton County Employees’ Retirement System v. Mallinckrodt plc, et al., was filed against the Company and its CEO and CFO in the U.S. District Court for the District of Columbia. The Fulton County complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Schwartz lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 27, 2017, four separate plaintiff groups moved to consolidate the pending cases and to be appointed as lead plaintiffs in the consolidated case. Since that time, two of the plaintiff groups have withdrawn their motions. The Company intends to vigorously defend itself in this matter.
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
Putative Class Action Securities Litigation. In September 2012, a putative class action lawsuit was filed against Questcor and certain of its officers and directors in the U.S. District Court for the Central District of California, captioned John K. Norton v. Questcor Pharmaceuticals, et al. The complaint purported to be brought on behalf of shareholders who purchased Questcor common stock between April 26, 2011 and September 21, 2012. The complaint generally alleged that Questcor and certain of its officers and directors engaged in various acts to artificially inflate the price of Questcor stock and enable insiders to profit through stock sales. The complaint asserted that Questcor and certain of its officers and directors violated sections l0(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), by making allegedly false and/or misleading statements concerning the clinical evidence to support the use of Acthar for indications other than infantile spasms, the promotion of the sale and use of Acthar in the treatment of multiple sclerosis and nephrotic syndrome, reimbursement for Acthar from third-party insurers, and Questcor's outlook and potential market growth for Acthar. The complaint sought damages in an unspecified amount and equitable relief against the defendants. This lawsuit was consolidated with four subsequently-filed actions asserting similar claims under the caption: In re Questcor Securities Litigation. In October 2013, the District Court granted in part and denied in part Questcor's motion to dismiss the consolidated amended complaint. In October 2013, Questcor filed an answer to the consolidated amended complaint and fact discovery was concluded in January 2015. In April 2015, the parties executed a long-form settlement agreement, under the terms of which Questcor agreed to pay $38.0 million to resolve the plaintiff's claims, inclusive of all fees and costs. Questcor and the individual defendants maintain that the plaintiffs' claims are without merit, and entered into the settlement to eliminate the uncertainties, burden and expense of further protracted litigation. During fiscal 2015, the Company established a $38.0 million reserve for this settlement, which was subsequently paid to a settlement fund. The court issued its final approval of the settlement on September 18, 2015.
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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of June 30, 2017, it was probable that it would incur remedial costs in the range of $38.0 million to $116.1 million. The Company also concluded that, as of June 30, 2017, the best estimate within this range was $75.9 million, of which $2.3 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at June 30, 2017. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. The Company is named as a defendant in numerous tort complaints with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri that were filed in or after February 2012. These cases allege personal injury for alleged exposure to radiological substances, including in Coldwater Creek in Missouri, and in the air. Plaintiffs allegedly lived and/or worked in various locations in Saint Louis County, Missouri, near Coldwater Creek. Radiological residues which may have been present in the creek have previously been remediated by the U.S. Army Corps of Engineers ("USACE"). The USACE continues to study and remediate the creek and surrounding areas. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. The Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) the proceedings are in intermediate stages; (ii) the Company has not received and reviewed complete information regarding the plaintiffs and their medical conditions; and (iii) there are significant factual and scientific issues to be resolved. Groups of bellwether plaintiffs have been selected by the court and discovery is ongoing. While it is not possible at this time to determine with certainty the ultimate outcome of this case, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Lower Passaic River, New Jersey. The Company and approximately 70 other companies originally comprised the Lower Passaic Cooperating Parties Group ("the CPG") and are parties to a May 2007 Administrative Order on Consent ("AOC") with the Environmental Protection Agency ("EPA") to perform a remedial investigation and feasibility study ("RI/FS") of the 17-mile stretch known as the Lower Passaic River Study Area ("the River"). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey. In June 2007, the EPA issued a draft Focused Feasibility Study ("FFS") that considered interim remedial options for the lower 8-miles of the river, in addition to a "no action" option. As an interim step related to the 2007 AOC, on June 18, 2012 the CPG voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company's estimated costs related to the RI/FS and focused remediation at mile 10.9, based on interim allocations, are immaterial and have been accrued.
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
In April 2015, the CPG presented a draft of the RI/FS of the River to the EPA. The CPG's RI/FS included alternatives that ranged from "no action," targeted remediation of the entire 17-mile stretch of the River to remedial actions consistent with the EPA's preferred approach for the lower 8-mile stretch of the River and also included remediation alternatives for the upper 9-mile stretch of the River. The discounted cost estimates for the CPG remediation alternatives ranged from $483.4 million to $2.7 billion. The Company recorded an additional accrual of $13.3 million in the second quarter of fiscal 2015 based on the Company's estimate of its allocable share of the joint and several remediation liability resulting from this matter.
On November 20, 2015, the Company withdrew from the CPG, but remains liable for its obligations under the two above-referenced AOCs, as well as potential future liabilities.
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
By letter dated March 30, 2017, the EPA notified the Company, limited to its former Lodi facility, and nineteen other PRPs of their eligibility to enter into a cash out settlement for the lower 8 miles of the River. In exchange for the settlement, the Company would receive, inter alia, a covenant not to sue and contribution protection. There is no reopener provision should costs exceed estimated amounts. The Company submitted the executed settlement agreement to EPA on July 26, 2017. The settlement will be announced in the Federal Register and be subject to public comment, after which EPA will determine whether to proceed with the settlement.
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
Mallinckrodt Veterinary, Inc., Millsboro, Delaware. The Company previously operated a plant in Millsboro, Delaware ("the Millsboro Site") where various animal healthcare products were manufactured. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third party near the Millsboro Site. The Company, and another former owner, have assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA. The Company and another PRP have entered into two AOCs with the EPA to perform investigations to abate, mitigate or eliminate the release or threat of release of hazardous substances at the Millsboro Site and to conduct an Engineering Evaluation/Cost Analysis ("EE/CA") to characterize the nature and extent of the contamination. The Company, along with the other party, continues to conduct the studies and prepare remediation plans in accordance with the AOCs. In January 2017, the EPA issued its Action Memorandum regarding the EE/CA. The parties have negotiated a third AOC to implement the removal action. The Company submitted the executed AOC to EPA on July 26, 2017. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. The Company is a successor in interest to International Minerals and Chemicals Corporation ("IMC"). Between 1967 and 1982, IMC leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the Department of Justice, the U.S. Department of the Interior and the EPA (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordnance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the Site, to compel General Dynamics to perform the RI/FS for the AUS Operable Unit. General Dynamics negotiated an AOC with the Government Agencies to conduct an extensive RI/FS at the Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that the Company is jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for alleged contamination of soils and groundwater resulting from historic operations, and has threatened to file a contribution claim against the Company and other parties for recovery of its costs incurred in connection with the RI/FS activities being conducted at the AUS Operable Unit. The Company and other PRPs who received demand letters from General Dynamics have explored settlement alternatives, but have not reached settlement to date. General Dynamics has completed the RI and initiated the FS, and the PRPs have reached an agreement to enter into a non-binding mediation process, which has begun. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend itself in these matters. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 30, 2017, there were approximately 11,600 asbestos-related cases pending against the Company.

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

Industrial Revenue Bonds
Through June 30, 2017, the Company exchanged title to $16.0 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under capital leases expiring through December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten year property tax abatement from the date the property is placed in service. Due to the right of offset, the capital lease obligations and IRB assets are recorded net in the unaudited condensed consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.

Interest Bearing Deferred Tax Obligation
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar intangible assets during the three months ended December 26, 2014. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453A ("Section 453A") the gain is considered taxable in the period in which installment payments are received. During the three months ended December 25, 2015, the Company entered into similar transactions with certain intangible assets acquired in the acquisitions of Ikaria, Inc. and Therakos, Inc. During the three months ended March 31, 2017, the Company sold its Intrathecal Therapy business with a portion of the consideration from the sale being in the form of a note receivable subject to the installment sale provisions described above. As of June 30, 2017, the Company had an aggregate $1,781.7 million of interest bearing U.S. deferred tax liabilities associated with outstanding installment notes. The GAAP calculation of interest associated with these deferred tax liabilities is subject to variable interest rates. The Company recognized interest expense associated with the Section 453A deferred tax liabilities of $17.8 million and $18.6 million for the three months ended June 30, 2017 and June 24, 2016, respectively, and $36.2 million and $37.7 million for the six months ended June 30, 2017 and June 24, 2016, respectively.
The Company has reported Section 453A interest on its tax returns on the basis of its interpretation of the U.S. Internal Revenue Code and Regulations. Alternative interpretations of these provisions could result in additional interest payable on the deferred tax liability. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company’s interpretation and maintains a corresponding liability of $38.8 million and $30.3 million as of June 30, 2017 and December 30, 2016, respectively. The balance of this liability is expected to increase over future periods until such uncertainty is resolved. Favorable resolution of this uncertainty would likely result in a material reversal of this liability and a benefit being recorded to interest expense within the unaudited condensed consolidated statements of income.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$32.6	$21.5	$11.1	$—
Equity securities	31.9	31.9	—	—
Foreign exchange forward and option contracts	0.6	0.6	—	—
	$65.1	$54.0	$11.1	$—

Liabilities:
Deferred compensation liabilities	$35.1	$—	$35.1	$—
Contingent consideration and acquired contingent liabilities	228.4	—	—	228.4
Foreign exchange forward and option contracts	0.3	0.3	—	—
	$263.8	$0.3	$35.1	$228.4

	December 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$33.6	$22.8	$10.8	$—
Foreign exchange forward and option contracts	0.7	0.7	—	—
	$34.3	$23.5	$10.8	$—

Liabilities:
Deferred compensation liabilities	$32.5	$—	$32.5	$—
Contingent consideration and acquired contingent liabilities	250.5	—	—	250.5
Foreign exchange forward and option contracts	3.4	3.4	—	—
	$286.4	$3.4	$32.5	$250.5

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
During the six months ended June 30, 2017, the Company paid the required annual payment of $25.0 million related to the license of developmental product MNK-1411 from Novartis. The fair value of the remaining contingent payments was measured based on the net present value of a probability-weighted assessment. At June 30, 2017, the total remaining payments under the license agreement shall not exceed $140.0 million. At June 30, 2017 and December 30, 2016, the fair value of the MNK-1411 contingent liability was $103.2 million and $124.7 million, respectively.
As part of the Hemostasis Acquisition, the Company provided contingent consideration to The Medicines Company in the form of sales-based milestones associated with Raplixa and PreveLeak, and acquired contingent liabilities associated with The Medicines Company's prior acquisitions of the aforementioned products. The Company determined the fair value of the contingent consideration and acquired contingent liabilities based on an option pricing model to be $60.5 million and $11.4 million, respectively, at June 30, 2017. The fair value of the contingent consideration and acquired contingent liabilities based on an option pricing model were $58.9 million and $11.2 million, respectively, as of December 30, 2016.
As part of the Stratatech acquisition, the Company provided contingent consideration to the Stratatech Corporation, primarily in the form of regulatory filing and approval milestones associated with the deep partial thickness and full thickness indications associated with the StrataGraft product. The Company assesses the likelihood of and timing of making such payments. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the Stratatech acquisition to be $53.3 million and $55.7 million at June 30, 2017 and December 30, 2016, respectively.

The following table provides a summary of the changes in the Company's contingent consideration and acquired contingent liabilities:

Balance at December 30, 2016	$250.5
Payments	(25.0)
Accretion expense	2.7
Fair value adjustment	0.2
Balance at June 30, 2017	$228.4

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of June 30, 2017 and December 30, 2016:

•
The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $18.2 million and $19.1 million as of June 30, 2017 and December 30, 2016, (level 1), respectively, which was included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets.

•
The Company received a portion of consideration for the sale of the Intrathecal business in the form of a note receivable. The fair value of the note receivable was equivalent to its carrying value of $154.0 million as of June 30, 2017 (level 1).

•
The Company entered into short-term investment certificates during the three months ended December 30, 2016. These certificates are carried at cost, which approximates fair value, of $5.0 million and $11.1 million at June 30, 2017 and December 30, 2016, respectively (level 2). These certificates are included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.

•
The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $66.9 million and $67.6 million at June 30, 2017 and December 30, 2016, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.

•
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

	June 30, 2017		December 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate receivable securitization	$200.0	$200.0	$250.0	$250.0
3.50% notes due April 2018	300.0	300.0	300.0	298.7
4.875% notes due April 2020	700.0	681.9	700.0	699.5
Term loans due March 2021	—	—	1,948.5	1,953.2
4.00% term loan due February 2022	6.3	6.3	6.5	6.5
9.50% debentures due May 2022	10.4	11.5	10.4	12.0
5.75% notes due August 2022	884.0	830.8	884.0	850.3
8.00% debentures due March 2023	4.4	4.7	4.4	4.9
4.75% notes due April 2023	541.5	461.8	600.0	520.9
5.625% notes due October 2023	738.0	674.6	738.0	682.4
Term loan due September 2024	1,860.4	1,855.4	—	—
5.50% notes due April 2025	692.1	604.0	695.0	615.7
Revolving credit facility	—	—	100.0	100.0

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
The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
CuraScript, Inc.	43%	38%	39%	36%
McKesson Corporation	8%	7%	9%	10%
The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	June 30, 2017	December 30, 2016
McKesson Corporation	26%	28%
Amerisource Bergen Corporation	15%	15%
CuraScript, Inc.	18%	15%
Cardinal Health, Inc.	9%	10%
The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Acthar	39%	34%	36%	33%
Inomax	15%	14%	16%	14%

18.	Segment Data
The two reportable segments are further described below:

•	Specialty Brands includes branded medicines; and

•	Specialty Generics includes specialty generic drugs, API and external manufacturing.
Selected information by reportable segment was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net sales:
Specialty Brands	$594.5	$589.3	$1,151.7	$1,124.3
Specialty Generics	216.0	263.4	454.6	527.8
Net sales of reportable segments	810.5	852.7	1,606.3	1,652.1
Other (1)	14.0	13.9	29.1	30.3
Net sales	$824.5	$866.6	$1,635.4	$1,682.4
Operating income:
Specialty Brands	$274.1	$302.1	$549.1	$563.0
Specialty Generics	63.3	98.1	139.5	197.0
Segment operating income	337.4	400.2	688.6	760.0
Unallocated amounts:
Corporate and unallocated expenses (2)	(49.1)	(34.1)	(116.3)	(59.5)
Intangible asset amortization	(174.7)	(175.8)	(349.8)	(350.8)
Restructuring and related charges, net (3)	(1.5)	(15.2)	(20.2)	(25.3)
Non-restructuring impairment charges	—	—	—	(16.9)
Operating income	$112.1	$175.1	$202.3	$307.5

(1)	Represents net sales under an ongoing supply agreement with the acquirer of the CMDS business.

(2)	Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.

(3)	Includes restructuring-related accelerated depreciation.

Net sales by product family within the Company's reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Acthar	$319.4	$298.3	$591.2	$546.7
Inomax	125.5	121.1	253.9	236.6
Ofirmev	75.7	70.7	149.1	141.8
Therakos immunotherapy	51.2	52.5	102.4	102.7
Hemostasis products	13.5	13.9	26.6	25.3
Other	9.2	32.8	28.5	71.2
Specialty Brands	594.5	589.3	1,151.7	1,124.3

Hydrocodone (API) and hydrocodone-containing tablets	23.0	38.2	53.3	79.0
Oxycodone (API) and oxycodone-containing tablets	25.1	30.6	47.2	68.5
Methylphenidate ER	20.2	24.3	43.9	48.9
Other controlled substances	107.7	124.7	215.1	246.6
Other products	40.0	45.6	95.1	84.8
Specialty Generics	216.0	263.4	454.6	527.8

Other (1)	14.0	13.9	29.1	30.3
Net sales	$824.5	$866.6	$1,635.4	$1,682.4

(1)	Represents net sales under an ongoing supply agreement with the acquirer of the CMDS business.

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
Set forth on the following pages are the condensed consolidating financial statements for the three and six months ended June 30, 2017 and June 24, 2016, and as of June 30, 2017 and December 30, 2016. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and other subsidiaries. Condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.9	$149.9	$179.4	$—	$330.2
Accounts receivable, net	—	—	482.1	—	482.1
Inventories	—	—	339.4	—	339.4
Prepaid expenses and other current assets	0.4	0.4	133.2	—	134.0
Notes receivable	—	—	154.0	—	154.0
Current assets held for sale	—	—	—	—	—
Intercompany receivables	95.7	19.7	1,135.7	(1,251.1)	—
Total current assets	97.0	170.0	2,423.8	(1,251.1)	1,439.7
Property, plant and equipment, net	—	—	940.7	—	940.7
Goodwill	—	—	3,446.2	—	3,446.2
Intangible assets, net	—	—	8,604.7	—	8,604.7
Investment in subsidiaries	4,846.2	21,498.0	10,484.6	(36,828.8)	—
Intercompany loans receivable	805.2	—	4,203.7	(5,008.9)	—
Other assets	—	—	189.9	—	189.9
Total Assets	$5,748.4	$21,668.0	$30,293.6	$(43,088.8)	$14,621.2

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$317.8	$201.6	$—	$519.4
Accounts payable	0.1	0.9	112.9	—	113.9
Accrued payroll and payroll-related costs	—	—	92.8	—	92.8
Accrued interest	—	53.0	1.1	—	54.1
Income taxes payable	—	—	122.0	—	122.0
Accrued and other current liabilities	0.5	0.4	459.3	—	460.2
Current liabilities held for sale	—	—	—	—	—
Intercompany payables	651.8	476.3	123.0	(1,251.1)	—
Total current liabilities	652.4	848.4	1,112.7	(1,251.1)	1,362.4
Long-term debt	—	5,318.6	19.9	—	5,338.5
Pension and postretirement benefits	—	—	67.7	—	67.7
Environmental liabilities	—	—	73.6	—	73.6
Deferred income taxes	—	—	2,254.4	—	2,254.4
Other income tax liabilities	—	—	67.5	—	67.5
Intercompany loans payable	—	5,008.9	—	(5,008.9)	—
Other liabilities	—	7.5	353.6	—	361.1
Total Liabilities	652.4	11,183.4	3,949.4	(6,260.0)	9,525.2
Shareholders' Equity	5,096.0	10,484.6	26,344.2	(36,828.8)	5,096.0
Total Liabilities and Shareholders' Equity	$5,748.4	$21,668.0	$30,293.6	$(43,088.8)	$14,621.2

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 30, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.5	$44.5	$297.0	$—	$342.0
Accounts receivable, net	—	—	431.0	—	431.0
Inventories	—	—	350.7	—	350.7
Prepaid expenses and other current assets	1.0	—	130.9	—	131.9
Notes receivable	—	—	—	—	—
Current assets held for sale	—	—	310.9	—	310.9
Intercompany receivables	59.7	65.1	1,081.3	(1,206.1)	—
Total current assets	61.2	109.6	2,601.8	(1,206.1)	1,566.5
Property, plant and equipment, net	—	—	881.5	—	881.5
Goodwill	—	—	3,498.1	—	3,498.1
Intangible assets, net	—	—	9,000.5	—	9,000.5
Investment in subsidiaries	5,534.1	20,624.1	10,988.5	(37,146.7)	—
Intercompany loans receivable	3.5	—	3,325.9	(3,329.4)	—
Other assets	—	—	259.7	—	259.7
Total Assets	$5,598.8	$20,733.7	$30,556.0	$(41,682.2)	$15,206.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$19.7	$251.5	$—	$271.2
Accounts payable	0.1	0.1	111.9	—	112.1
Accrued payroll and payroll-related costs	—	—	76.1	—	76.1
Accrued interest	—	53.9	14.8	—	68.7
Income taxes payable	—	—	101.7	—	101.7
Accrued and other current liabilities	1.9	7.5	547.7	—	557.1
Current liabilities held for sale	—	—	120.3	—	120.3
Intercompany payables	612.5	467.1	126.5	(1,206.1)	—
Total current liabilities	614.5	548.3	1,350.5	(1,206.1)	1,307.2
Long-term debt	—	5,860.6	20.2	—	5,880.8
Pension and postretirement benefits	—	—	136.4	—	136.4
Environmental liabilities	—	—	73.0	—	73.0
Deferred income taxes	—	—	2,398.1	—	2,398.1
Other income tax liabilities	—	—	70.4	—	70.4
Intercompany loans payable	—	3,329.4	—	(3,329.4)	—
Other liabilities	—	7.0	349.1	—	356.1
Total Liabilities	614.5	9,745.3	4,397.7	(4,535.5)	10,222.0
Shareholders' Equity	4,984.3	10,988.4	26,158.3	(37,146.7)	4,984.3
Total Liabilities and Shareholders' Equity	$5,598.8	$20,733.7	$30,556.0	$(41,682.2)	$15,206.3

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$824.5	$—	$824.5
Cost of sales	0.9	—	407.5	—	408.4
Gross profit	(0.9)	—	417.0	—	416.1
Selling, general and administrative expenses	15.1	0.2	216.8	—	232.1
Research and development expenses	1.8	—	67.4	—	69.2
Restructuring charges, net	—	—	0.6	—	0.6
Non-restructuring impairment charges	—	—	—	—	—
Losses on divestiture and license	—	—	2.1	—	2.1
Operating income	(17.8)	(0.2)	130.1	—	112.1

Interest expense	(3.4)	(88.7)	(18.7)	18.6	(92.2)
Interest income	2.0	0.3	16.9	(18.6)	0.6
Other income, net	2.2	6.6	1.2	—	10.0
Intercompany fees	(3.5)	—	3.5	—	—
Equity in net income of subsidiaries	81.0	254.7	172.9	(508.6)	—
Income from continuing operations before income taxes	60.5	172.7	305.9	(508.6)	30.5
Income tax benefit	(1.3)	(0.2)	(38.6)	—	(40.1)
Income from continuing operations	61.8	172.9	344.5	(508.6)	70.6
Income (loss) from discontinued operations, net of income taxes	1.0	—	(8.8)	—	(7.8)
Net income	62.8	172.9	335.7	(508.6)	62.8
Other comprehensive income, net of tax	1.9	1.9	3.4	(5.3)	1.9
Comprehensive income	$64.7	$174.8	$339.1	$(513.9)	$64.7

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 24, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$866.6	$—	$866.6
Cost of sales	—	—	377.8	—	377.8
Gross profit	—	—	488.8	—	488.8
Selling, general and administrative expenses	12.3	0.2	212.4	—	224.9
Research and development expenses	—	—	74.8	—	74.8
Restructuring charges, net	—	—	14.0	—	14.0
Non-restructuring impairment charge	—	—	—	—	—
Losses on divestiture and license	—	—	—	—	—
Operating income	(12.3)	(0.2)	187.6	—	175.1

Interest expense	(56.3)	(81.6)	(20.3)	62.6	(95.6)
Interest income	—	0.1	62.9	(62.6)	0.4
Other income (expense), net	2.6	0.1	(4.0)	—	(1.3)
Intercompany fees	(4.5)	—	4.5	—	—
Equity in net income of subsidiaries	260.2	380.5	308.9	(949.6)	—
Income from continuing operations before income taxes	189.7	298.9	539.6	(949.6)	78.6
Income tax benefit	(9.6)	(10.2)	(78.3)	—	(98.1)
Income from continuing operations	199.3	309.1	617.9	(949.6)	176.7
(Loss) income from discontinued operations, net of income taxes	—	(0.2)	22.8	—	22.6
Net income	199.3	308.9	640.7	(949.6)	199.3
Other comprehensive loss, net of tax	(0.6)	(0.6)	(1.4)	2.0	(0.6)
Comprehensive income	$198.7	$308.3	$639.3	$(947.6)	$198.7

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,635.4	$—	$1,635.4
Cost of sales	0.9	—	799.8	—	800.7
Gross profit	(0.9)	—	835.6	—	834.7
Selling, general and administrative expenses	33.3	0.4	506.5	—	540.2
Research and development expenses	1.8	—	129.6	—	131.4
Restructuring charges, net	—	—	17.8	—	17.8
Non-restructuring impairment charge	—	—	—	—	—
Gains on divestiture and license	—	—	(57.0)	—	(57.0)
Operating income	(36.0)	(0.4)	238.7	—	202.3

Interest expense	(6.7)	(174.0)	(38.9)	33.2	(186.4)
Interest income	3.1	0.6	31.0	(33.2)	1.5
Other income (expense), net	17.6	(3.3)	(11.8)	—	2.5
Intercompany fees	(9.0)	—	9.0	—	—
Equity in net income of subsidiaries	489.7	851.7	673.4	(2,014.8)	—
Income from continuing operations before income taxes	458.7	674.6	901.4	(2,014.8)	19.9
Income tax benefit	(3.3)	(0.5)	(75.8)	—	(79.6)
Income from continuing operations	462.0	675.1	977.2	(2,014.8)	99.5
(Loss) income from discontinued operations, net of income taxes	—	(1.7)	364.2	—	362.5
Net income	462.0	673.4	1,341.4	(2,014.8)	462.0
Other comprehensive income, net of tax	64.5	64.5	128.4	(192.9)	64.5
Comprehensive income	$526.5	$737.9	$1,469.8	$(2,207.7)	$526.5

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 24, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,682.4	$—	$1,682.4
Cost of sales	—	—	768.5	—	768.5
Gross profit	—	—	913.9	—	913.9
Selling, general and administrative expenses	26.2	0.4	407.6	—	434.2
Research and development expenses	—	—	132.9	—	132.9
Restructuring charges, net	—	—	22.4	—	22.4
Non-restructuring impairment charge	—	—	16.9	—	16.9
Gains on divestiture and license	—	—	—	—	—
Operating income	(26.2)	(0.4)	334.1	—	307.5

Interest expense	(126.2)	(163.1)	(42.0)	138.5	(192.8)
Interest income	—	0.3	138.8	(138.5)	0.6
Other income (expense), net	14.9	—	(16.9)	—	(2.0)
Intercompany fees	(7.3)	0.1	7.2	—	—
Equity in net income of subsidiaries	452.7	712.5	561.7	(1,726.9)	—
Income from continuing operations before income taxes	307.9	549.4	982.9	(1,726.9)	113.3
Income tax benefit	(9.7)	(14.0)	(138.2)	—	(161.9)
Income from continuing operations	317.6	563.4	1,121.1	(1,726.9)	275.2
(Loss) income from discontinued operations, net of income taxes	—	(1.7)	44.1	—	42.4
Net income	317.6	561.7	1,165.2	(1,726.9)	317.6
Other comprehensive loss, net of tax	(0.4)	(0.4)	(1.2)	1.6	(0.4)
Comprehensive income	$317.2	$561.3	$1,164.0	$(1,725.3)	$317.2

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash from operating activities	$1,177.0	$175.8	$1,487.0	$(2,617.3)	$222.5
Cash Flows From Investing Activities:
Capital expenditures	—	—	(101.6)	—	(101.6)
Acquisitions and intangibles, net of cash acquired	—	—	—	—	—
Proceeds from divestiture of discontinued operations, net of cash	—	—	576.9	—	576.9
Intercompany loan investment, net	(801.7)	—	(860.4)	1,662.1	—
Investment in subsidiary	—	(307.9)	—	307.9	—
Other	—	—	(9.9)	—	(9.9)
Net cash from investing activities	(801.7)	(307.9)	(395.0)	1,970.0	465.4
Cash Flows From Financing Activities:
Issuance of external debt	—	—	40.0	—	40.0
Repayment of external debt and capital leases	—	(242.1)	(90.7)	—	(332.8)
Debt financing costs	—	(12.5)	(0.5)	—	(13.0)
Proceeds from exercise of share options	3.9	—	—	—	3.9
Repurchase of shares	(380.8)	—	—	—	(380.8)
Intercompany loan borrowings, net	—	1,662.1	—	(1,662.1)	—
Intercompany dividends	—	(1,170.0)	(1,447.3)	2,617.3	—
Capital contribution	—	—	307.9	(307.9)	—
Other	2.0	—	(21.5)	—	(19.5)
Net cash from financing activities	(374.9)	237.5	(1,212.1)	647.3	(702.2)
Effect of currency rate changes on cash	—	—	1.6	—	1.6
Net change in cash, cash equivalents and restricted cash	0.4	105.4	(118.5)	—	(12.7)
Cash, cash equivalents and restricted cash at beginning of period	0.5	44.5	316.1	—	361.1
Cash, cash equivalents and restricted cash at end of period	$0.9	$149.9	$197.6	$—	$348.4

Cash and cash equivalents at end of period	$0.9	$149.9	$179.4	$—	$330.2
Restricted Cash, Current at end of period	—	—	—	—	—
Restricted Cash, Noncurrent at end of period	—	—	18.2	—	18.2
Cash, cash equivalents and restricted cash at end of period	$0.9	$149.9	$197.6	$—	$348.4

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 24, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash from operating activities	$(4.3)	$(72.9)	$760.2	$—	$683.0
Cash Flows From Investing Activities:
Capital expenditures	—	—	(84.5)	—	(84.5)
Acquisitions and intangibles, net of cash acquired	—	—	(169.5)	—	(169.5)
Proceeds from divestiture of discontinued operations, net of cash	—	(1.4)	4.4	—	3.0
Intercompany loan investment, net	—	105.8	(952.4)	846.6	—
Investment in subsidiary	—	(461.7)	—	461.7	—
Other	—	—	4.6	—	4.6
Net cash from investing activities	—	(357.3)	(1,197.4)	1,308.3	(246.4)
Cash Flows From Financing Activities:
Issuance of external debt	—	—	36.3	—	36.3
Repayment of external debt and capital leases	—	(160.3)	(17.2)	—	(177.5)
Debt financing costs	—	—	—	—	—
Proceeds from exercise of share options	4.9	—	—	—	4.9
Repurchase of shares	(326.6)	—	—	—	(326.6)
Intercompany loan borrowings, net	325.8	520.8	—	(846.6)	—
Capital contribution	—	—	461.7	(461.7)	—
Other	—	—	(23.0)	—	(23.0)
Net cash from financing activities	4.1	360.5	457.8	(1,308.3)	(485.9)
Effect of currency rate changes on cash	—	—	2.1	—	2.1
Net change in cash, cash equivalents and restricted cash	(0.2)	(69.7)	22.7	—	(47.2)
Cash, cash equivalents and restricted cash at beginning of period	0.3	158.5	429.6	—	588.4
Cash, cash equivalents and restricted cash at end of period	$0.1	$88.8	$452.3	$—	$541.2

Cash and cash equivalents at end of period	$0.1	$88.8	$433.0	$—	$521.9
Restricted Cash, Current at end of period	—	—	0.3	—	0.3
Restricted Cash, Noncurrent at end of period	—	—	19.0	—	19.0
Cash, cash equivalents and restricted cash at end of period	$0.1	$88.8	$452.3	$—	$541.2

20.	Subsequent Events
Commitments and Contingencies

Multnomah County Lawsuit. On August 3, 2017, the County of Multnomah filed a lawsuit in Multnomah County Circuit Court in Oregon against certain prescription opioid manufacturers, including the Company, as well as distributors and healthcare providers.  The lawsuit alleges the creation of a public nuisance arising from defendants’ manufacturing, distribution, marketing and promotion of opioids and alleges other common law claims. Plaintiff seeks economic damages and costs. The Company intends to vigorously defend itself in this matter.

Department of Justice Subpoena. On July 26, 2017, the Company received a subpoena from the Department of Justice for documents related to the marketing and sale of the Company’s opioid products.

Employee Stock Purchase Plan Securities Litigation. On July 20, 2017, a purported purchaser of Mallinckrodt stock through Mallinckrodt’s ESPPs, filed a derivative lawsuit in the Federal District Court in the Eastern District of Missouri, captioned Solomon v. Mallinckrodt plc, et al., against the Company, its CEO, its CFO, its Controller, and current and former directors of the Company. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt stock between November 25, 2014 and January 18, 2017 in the ESPPs. In the alternative, the plaintiff alleges a class action for those same purchasers/acquirers of stock in the ESPPs during the same period. The complaint asserts claims under Section 11 of the Securities Act, and for breach of fiduciary duty, misrepresentation, non-disclosure, mismanagement of the ESPPs’ assets and breach of contract arising from substantially similar allegations as those contained in the Putative Class Action Securities Litigation filed in January 2017. The Company intends to vigorously defend itself in this matter.

FTC Investigation. On July 16, 2017, in connection with the settlement with the FTC and the Settling States, the Company announced the completion of the license of both the Synacthen trademark and certain intellectual property associated with MNK-1411 to West Pharmaceuticals to develop and pursue possible FDA approval of the product in IS and NS. The Company retains the right to develop MNK-1411 for all other indications in the U.S. and retains rights to the Synacthen trademark outside the U.S.

DEA Investigation. On July 11, 2017, the Company entered into a final settlement with the DEA and the USAOs for the Eastern District of Michigan and the Northern District of New York, respectively, to settle these investigations. As part of the agreement, the Company paid $35.0 million in July 2017 to resolve all potential claims.

See further discussion of the aforementioned matters in Note 16 of the notes to the unaudited condensed consolidated financial statements.

Accounts Receivable Securitization
On July 28, 2017, Mallinckrodt Securitization S.à r.l. ("Mallinckrodt Securitization"), a wholly owned special purpose subsidiary of the Company, entered into a $250.0 million accounts receivable securitization facility ("the Receivable Securitization") with a three year term. Mallinckrodt Securitization may, from time to time, obtain up to $250.0 million in third-party borrowings secured by certain receivables. The borrowings under the Receivable Securitization are to be repaid as the secured receivables are collected. Loans under the Receivable Securitization will bear interest (including facility fees) at a rate equal to one month LIBOR rate plus a margin of 0.9%. Unused commitments on the Receivables Securitization are subject to an annual commitment fee of 0.4%. The Receivable Securitization agreements contain customary representations, warranties, and affirmative and negative covenants. The size of the securitization facility may be increased to $300.0 million upon approval of the third-party lenders.

InfaCare Acquisition
On August 3, 2017, the Company entered into an agreement to acquire InfaCare Pharmaceutical Corporation ("InfaCare") for an upfront payment of $80.0 million, with additional payments of up to $345.0 million dependent on regulatory and sales milestones. InfaCare is focused on development and commercialization of proprietary pharmaceuticals for neonatal and pediatric patient populations. InfaCare's developmental product stannsoporfin, a heme oxygenase inhibitor, is under investigation for its potential to reduce the production of bilirubin, the elevation of which can contribute to serious consequences in infants. This transaction is expected to close in the second half of 2017.

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

Overview
We are a global business that develops, manufactures, markets and distributes specialty pharmaceutical products and therapies. Areas of focus include autoimmune and rare diseases in specialty areas like neurology, rheumatology, nephrology, pulmonology and ophthalmology; immunotherapy and neonatal respiratory critical care therapies; and analgesics and hemostasis products.
We operate our business in two reportable segments, which are further described below:

•	Specialty Brands includes branded medicines; and

•	Specialty Generics includes specialty generic drugs, active pharmaceutical ingredients ("API") and external manufacturing.
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

Divestitures
On January 27, 2017, we completed the sale of our Nuclear Imaging business to IBA Molecular ("IBAM") for approximately $690.0 million before tax impacts, including up-front consideration of approximately $574.0 million, up to $77.0 million of contingent consideration and the assumption of certain liabilities. We recorded a net of tax gain on the sale of the Nuclear Imaging business of $362.4 million during the six months ended June 30, 2017, which excluded any potential proceeds from the contingent consideration and reflects a charge of $5.7 million during the three months ended June 30, 2017 primarily as a result of ongoing working capital adjustments. The financial results for the Nuclear Imaging business, including the recast of prior year balances, are presented within discontinued operations.

On March 17, 2017, we completed the sale of our Intrathecal Therapy business to Piramal Enterprises Limited's subsidiary in the United Kingdom ("U.K."), Piramal Critical Care, for approximately $203.0 million, including fixed consideration of $171.0 million and contingent consideration of up to $32.0 million. We recorded a pre-tax gain on the sale of the business of $57.0 million during the six months ended June 30, 2017, which excluded any potential proceeds from the contingent consideration and reflects a post-sale adjustment of $2.1 million during the three months ended June 30, 2017. The financial results of the Intrathecal Therapy business are presented within continuing operations as this divestiture did not meet the criteria for discontinued operations classification.

Business Factors Influencing the Results of Operations
Products
The Specialty Generics segment has and may continue to experience customer consolidation and increased generic product approvals leading to increased competition, which is expected to result in further downward pressure on net sales, operating income and cash flows from operations. Net sales from the Specialty Generics segment, excluding Methylphenidate ER which is discussed further below, for the three and six months ended June 30, 2017 were $195.8 million and $410.7 million, respectively, compared to $239.1 million and $478.9 million for the three and six months ended June 24, 2016, respectively.

In November 2014, we were informed by the U.S. Food and Drug Administration ("FDA") that it believes that our Methylphenidate ER products may not be therapeutically equivalent to the category reference listed drug and the FDA reclassified Methylphenidate ER from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX). The FDA has indicated that it has not identified any serious safety concerns with the products. We continue to market our Methylphenidate ER products as a class BX-rated drug. The FDA's action to reclassify our Methylphenidate ER products had, and is expected to continue to have, a negative impact on net sales and operating income. Net sales of our Methylphenidate ER products during the three and six months ended June 30, 2017 were $20.2 million and $43.9 million, respectively, compared to $24.3 million and $48.9 million for the three and six months ended June 24, 2016, respectively.

On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of Mallinckrodt’s Abbreviated New Drug Application ("ANDA") for Methylphenidate ER. We have requested a hearing in the withdrawal proceedings, which has been indefinitely deferred by the FDA. We plan to vigorously set forth our position in the withdrawal proceedings. A potential outcome of the withdrawal proceedings is that our Methylphenidate ER products may lose their FDA approval, which could have a material, negative impact to our Specialty Generics segment.

The FDA recently approved new products that are expected to compete with our Methylphenidate ER products, and one competitor recently launched their products. Additional products expected to compete with our Methylphenidate ER products may be launched during fiscal 2017. All of these products have a class AB rating compared with the class BX rating on our Methylphenidate ER products. It is uncertain how these product approvals may impact the FDA's withdrawal proceedings associated with our Methylphenidate ER products.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies.
In July 2016, our Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2016 Mallinckrodt Program") designed to further improve its cost structure, as we continue to transform our business. The 2016 Mallinckrodt Program is expected to include actions across both the Specialty Brands and Specialty Generics segments, as well as within corporate functions. There is no specified time period associated with the 2016 Mallinckrodt Program. Through June 30, 2017, we incurred restructuring charges of $33.7 million under the 2016 Mallinckrodt Program, which are expected to generate savings, primarily within our selling, general and administrative ("SG&A") expenses. In addition to the 2016 Mallinckrodt Program, we take certain restructuring actions to generate synergies from our acquisitions.

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
Data generation is an important strategic driver for key products in order to extend evidence in approved uses, label enhancements and new indications. Our strategy is realized through investments in both clinical and health economic activities. We are committed to supporting research that helps advance the understanding and treatment of a variety of different disease states that will further the understanding and development of our currently marketed products, including Acthar®, Inomax, Ofirmev®, and Therakos immunotherapy.
Our "acquire to invest" strategy also includes the acquisition of early and late stage development products to meet the needs of underserved patient populations. Under our strategy we continue the development process and perform clinical trials to support FDA approval of new products. The most significant development products in our pipeline are discussed further below:

•
Terlipressin is being investigated for the treatment of Hepatorenal Syndrome ("HRS") type 1, an acute, rare and life-threatening condition requiring hospitalization, with no currently approved therapy in the U.S. or Canada. In July 2016, we enrolled the first patient in our Phase 3 clinical study to evaluate the efficacy and safety of terlipressin (for injection) in subjects with HRS type 1. In July 2017, we announced the enrollment of the 75th subject in our ongoing Phase 3 clinical study, achieving one quarter of our target enrollment for this trial.

•
StrataGraft is an investigational product in Phase 3 development for treatment of severe, deep partial thickness burns and Phase 2 development for treatment of severe, full thickness burns. In 2012, the FDA granted StrataGraft orphan product status, and the product is being developed as a biologic to be filed under a biologic license application that would confer regulatory protection until 2032. In June 2017, we announced the enrollment of the first patient in our Phase 3 clinical study to evaluate the efficacy and safety of StrataGraft regenerative skin tissue in the promotion of autologous skin regeneration of complex skin defects due to thermal burns that contain intact dermal elements. In July 2017, we announced that StrataGraft is among the first products to be designated as a Regenerative Medicine Advanced Therapy ("RMAT") by the FDA under the provisions of the 21st Century Cures Act. The RMAT designation allows for earlier and increased interactions with the FDA, including discussions of whether priority review and/or accelerated approval would be appropriate based on surrogate or intermediate endpoints that would be reasonably likely to predict long-term clinical benefit; or reliance upon data obtained from a meaningful number of sites.

•
MNK-1411 (the product formerly described as Synacthen Depot®) is a depot formulation of Synacthen (tetracosactide), a synthetic 24 amino acid melanocortin receptor agonist. In August 2016, we announced that the FDA has granted our request for fast track designation for its Investigational New Drug ("IND") application for MNK-1411 in the treatment of Duchenne muscular dystrophy ("DMD"). The FDA's fast track designation is a process designed to facilitate the development, and expedite the review of drugs to treat serious conditions that fill an unmet medical need. We completed a Phase 1 study for MNK-1411 in healthy volunteers, and are using the information that was derived to determine optimal dosing in our Phase 2 trial, which is expected to commence during the second half of 2017. In July 2017, we announced that the FDA had granted orphan drug designation to MNK-1411 for the treatment of DMD.

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

Results of Operations
Three Months Ended June 30, 2017 Compared with Three Months Ended June 24, 2016

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	June 30, 2017	June 24, 2016	Percentage Change
U.S.	$751.0	$796.7	(5.7)%
Europe, Middle East and Africa	56.7	54.8	3.5
Other	16.8	15.1	11.3
Net sales	$824.5	$866.6	(4.9)

Net sales for the three months ended June 30, 2017 decreased $42.1 million, or 4.9%, to $824.5 million, compared with $866.6 million for the three months ended June 24, 2016. This decrease was primarily driven by the Specialty Generics segment due to increased competition and customer consolidation, which has resulted in downward pricing pressure. Specialty Brands segment net sales increased primarily due to favorable pricing for Acthar, in addition to growth from both Ofirmev and Inomax. These increases were partially offset by lower net sales in Other branded products primarily due to the sale of our Intrathecal Therapy business in the first quarter of 2017. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended June 30, 2017 decreased $72.7 million, or 14.9%, to $416.1 million, compared with $488.8 million for the three months ended June 24, 2016. Gross profit margin was 50.5% for the three months ended June 30, 2017, compared with 56.4% for the three months ended June 24, 2016. The decrease in gross profit and gross profit margin was primarily attributable to channel consolidation and increased price competition in the Specialty Generics business, contributing to a $55.3 million decline in that segment's gross profit. Also negatively impacting gross profit this quarter was a $12.5 million increase in inventory provision primarily attributable to our Specialty Brands segment.
Selling, general and administrative expenses ("SG&A"). SG&A expenses for the three months ended June 30, 2017 were $232.1 million, compared with $224.9 million for the three months ended June 24, 2016, an increase of $7.2 million, or 3.2%. The increase was attributable to various factors, including higher stock compensation expense and charitable contributions, in addition to a favorable adjustment to contingent consideration liabilities in the three months ended June 24, 2016; all of which were partially offset by lower legal expenses, professional fees and pension expense following the settlement of our defined benefit pension plans. SG&A expenses were 28.2% of net sales for the three months ended June 30, 2017 and 26.0% of net sales for the three months ended June 24, 2016.
Research and development expenses ("R&D"). R&D expenses decreased $5.6 million, or 7.5%, to $69.2 million for the three months ended June 30, 2017, compared with $74.8 million for the three months ended June 24, 2016. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of net sales, R&D expenses were 8.4% and 8.6% for the three months ended June 30, 2017 and June 24, 2016, respectively.
Restructuring charges, net. During the three months ended June 30, 2017, we recorded $1.5 million of restructuring and related charges, net, including $0.9 million of accelerated depreciation in SG&A and cost of sales, primarily related to exiting certain facilities. During the three months ended June 24, 2016, we recorded restructuring and related charges, net, of $15.2 million, including $1.2 million of accelerated depreciation in SG&A and cost of sales, primarily related to employee severance benefits across both of our segments and corporate functions.
Losses (gains) on divestiture and license. During the three months ended June 30, 2017, we recorded a $2.1 million pre-tax loss associated with additional transaction costs related to the sale of our Intrathecal Therapy business.

Non-Operating Items
Interest expense and interest income. During the three months ended June 30, 2017 and June 24, 2016, net interest expense was $91.6 million and $95.2 million, respectively. Interest expense during the three months ended June 30, 2017 and June 24, 2016 included $5.2 million and $6.6 million, respectively, of non-cash interest expense. As our $900.0 million revolver remains undrawn, our lower average outstanding debt balance also yielded an $0.8 million reduction in interest expense. In addition, there was a $0.7 million decrease in interest accrued on deferred tax liabilities associated with outstanding installment notes due to payments that reduced the deferred tax liability balance.
Other income (expense), net. During the three months ended June 30, 2017, we recorded other income, net, of $10.0 million and during the three months ended June 24, 2016, we recorded other expense, net, of $1.3 million. The three months ended June 30, 2017 included a $6.6 million gain on certain debt repurchases, that aggregated to a total principal amount of $53.9 million. The remaining amounts in both fiscal years represented items including gains and losses on intercompany financing, foreign currency transactions and related hedging instruments.
Income tax expense (benefit). Income tax benefit was $40.1 million on income from continuing operations before income taxes of $30.5 million for the three months ended June 30, 2017 and an income tax benefit of $98.1 million on income from continuing operations before income taxes of $78.6 million for the three months ended June 24, 2016. This resulted in effective tax rates of negative 131.5% and negative 124.8% for the three months ended June 30, 2017 and June 24, 2016, respectively. The income tax benefit for the three months ended June 30, 2017 is comprised of $44.7 million of current tax expense and $84.8 million of deferred tax benefit which is predominantly related to acquired intangible assets. The income tax benefit for the three months ended June 24, 2016 is comprised of $1.8 million of current tax expense and $99.9 million of deferred tax benefit which is predominantly related to acquired intangible assets.
The effective tax rate for the three months ended June 30, 2017, as compared with the three months ended June 24, 2016 decreased by 6.7 percentage points. Included within this net decrease was a 33.1 percentage point decrease primarily attributable to diminutive income from continuing operations before taxes for the three months ended June 30, 2017 as compared with the three months ended June 24, 2016. Also within this decrease was an 8.5 percentage point decrease attributable to changes in operating income which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction. The remaining 34.9 percentage point increase was related to the tax benefit of a U.K. tax credit on a dividend between affiliates, which occurred within the three months ended June 24, 2016.
(Loss) income from discontinued operations, net of income taxes. We recorded a loss from discontinued operations of $7.8 million during the three months ended June 30, 2017 compared to income from discontinued operations of $22.6 million during the three months ended June 24, 2016. The loss from discontinued operations for the three months ended June 30, 2017 consists of various post-sale adjustments associated with our previous divestitures. The income from discontinued operations for the three months ended June 24, 2016 included $19.0 million of income from operating results associated with the Nuclear Imaging business and a $1.7 million gain on the disposal of the CMDS business.

Results of Operations
Six Months Ended June 30, 2017 Compared with Six Months Ended June 24, 2016
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Six Months Ended
	June 30, 2017	June 24, 2016	Percentage Change
U.S.	$1,486.7	$1,541.1	(3.5)%
Europe, Middle East and Africa	115.9	108.1	7.2
Other	32.8	33.2	(1.2)
Net sales	$1,635.4	$1,682.4	(2.8)

Net sales for the six months ended June 30, 2017 decreased $47.0 million, or 2.8%, to $1,635.4 million, compared with $1,682.4 million for the six months ended June 24, 2016. This decrease was primarily driven by the Specialty Generics segment due to increased competition and customer consolidation, which has resulted in downward pricing pressure. Specialty Brands segment net sales increased primarily due to favorable pricing for Acthar, in addition to the benefits of Inomax contracting and growth from Ofirmev. These increases were partially offset by lower net sales in Other branded products due to the sale of our

Intrathecal Therapy business in the first quarter of 2017 and favorable adjustments to returns reserves in the prior year. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the six months ended June 30, 2017 decreased $79.2 million, or 8.7%, to $834.7 million, compared with $913.9 million for the six months ended June 24, 2016. Gross profit margin was 51.0% for the six months ended June 30, 2017, compared with 54.3% for the six months ended June 24, 2016. The decrease in gross profit and gross profit margin was primarily attributable to channel consolidation and increased price competition in the Specialty Generics business, contributing to an $83.3 million decline in that segment's gross profit. Also negatively impacting gross profit this quarter was an $11.7 million increase in inventory provision primarily attributable our Specialty Brands business. These decreases were partially offset by higher net sales in the higher-margin Specialty Brands business.
Selling, general and administrative expenses ("SG&A"). SG&A expenses for the six months ended June 30, 2017 were $540.2 million, compared with $434.2 million for the six months ended June 24, 2016, an increase of $106.0 million, or 24.4%. The increase was primarily attributable to a $69.7 million charge from the recognition of previously deferred losses on the settlement of obligations associated with the termination of six defined benefit pension plans. The remaining increase consisted of various factors, including higher stock compensation expense, higher charitable contributions, a smaller favorable adjustment to contingent consideration liabilities, employee compensation costs, and professional fees; all of which were partially offset by lower advertising and promotions expenses, legal fees and pension expense following the settlement of our defined benefit pension plans. SG&A expenses were 33.0% of net sales for the six months ended June 30, 2017 and 25.8% of net sales for the six months ended June 24, 2016. The higher percentage of net sales is attributable to the aforementioned pension settlement charge, which represented 4.3% of net sales for the six months ended June 30, 2017, and the various other aforementioned factors.
Research and development expenses ("R&D"). R&D expenses decreased $1.5 million, or 1.1%, to $131.4 million for the six months ended June 30, 2017, compared with $132.9 million for the six months ended June 24, 2016. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of net sales, R&D expenses were 8.0% and 7.9% for the six months ended June 30, 2017 and June 24, 2016, respectively.
Restructuring charges, net. During the six months ended June 30, 2017, we recorded $20.2 million of restructuring and related charges, net, including $2.4 million of accelerated depreciation in SG&A and cost of sales, primarily related to employee severance and benefits across both our segments and corporate functions. During the six months ended June 24, 2016, we recorded restructuring and related charges, net, of $25.3 million, including $2.9 million of accelerated depreciation in SG&A and cost of sales, primarily related to employee severance benefits across both of our segments and corporate functions.
Non-restructuring impairment charges. During the six months ended June 24, 2016, we recorded $16.9 million in charges related to in-process research and development intangible assets associated with the CNS Therapeutics acquisition in fiscal 2013. The impairments resulted from delays in anticipated FDA approval, higher than expected development costs and lower than previously anticipated commercial opportunities.
Gains on divestiture and license. During the six months ended June 30, 2017, we recorded a $57.0 million pre-tax gain associated with the sale of our Intrathecal Therapy business.

Non-Operating Items
Interest expense and interest income. During the six months ended June 30, 2017 and June 24, 2016, net interest expense was $184.9 million and $192.2 million, respectively. This decrease was primarily driven by a lower average outstanding debt balance that contributed $2.1 million to the decrease. In addition, interest expense during the six months ended June 30, 2017 and June 24, 2016 included $11.5 million and $13.4 million, respectively, of non-cash interest expense. Lastly, there was a $1.4 million decrease in interest accrued on deferred tax liabilities associated with outstanding installment notes due to payments that reduced the deferred tax liability balance.
Other income (expense), net. During the six months ended June 30, 2017, we recorded other income, net, of $2.5 million and during the six months ended June 24, 2016, we recorded other expense, net, of $2.0 million. The six months ended June 30, 2017 included a $10.0 million charge associated with the refinancing of our term loan borrowing, partially offset by a $6.6 million gain on debt repurchases, that aggregated to a total principal amount of $53.9 million. The remaining amounts in both fiscal years represented items including gains and losses on intercompany financing, foreign currency transactions and related hedging instruments.

Income tax expense (benefit). Income tax benefit was $79.6 million on income from continuing operations before income taxes of $19.9 million for the six months ended June 30, 2017 and an income tax benefit of $161.9 million on income from continuing operations before income taxes of $113.3 million for the six months ended June 24, 2016. This resulted in effective tax rates of negative 400.0% and negative 142.9% for the six months ended June 30, 2017 and June 24, 2016, respectively. The income tax benefit for the six months ended June 30, 2017 is comprised of $80.6 million of current tax expense and $160.2 million of deferred tax benefit. The net deferred tax benefit of $160.2 million includes $187.4 million of deferred tax benefit which is predominantly related to acquired intangible assets offset by $27.2 million of deferred tax expense related to utilization of tax attributes. The income tax benefit for the six months ended June 24, 2016 is comprised of $48.0 million of current tax expense and $209.9 million of deferred tax benefit which is predominantly related to acquired intangible assets.
The effective tax rate for the six months ended June 30, 2017, as compared with the six months ended June 24, 2016 decreased by 257.1 percentage points. Included within this net decrease was a 274.0 percentage point decrease primarily attributable to diminutive income from continuing operations before taxes for the six months ended June 30, 2017 as compared with the six months ended June 24, 2016. Also within this decrease was a 15.3 percentage point decrease attributable to changes in operating income which resulted in more income in lower tax rate jurisdictions and less income in the higher tax rate U.S. jurisdiction. Of the remaining 32.2 percentage point increase, a 24.2 percentage point increase is related to the tax benefit of a U.K. tax credit on a dividend between affiliates, which occurred within the three months ended June 24, 2016, and an 8.0 percentage point increase is related to the divestiture of the Intrathecal Therapy Business, which occurred during the three months ended March 31, 2017.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $362.5 million and $42.4 million during the six months ended June 30, 2017 and June 24, 2016, respectively. Income from discontinued operations for the six months ended June 30, 2017 includes a $362.4 million gain on divestiture and $4.1 million of income from operating results, both net of tax, associated with the Nuclear Imaging business. These were partially offset by various post-sale adjustments associated with our previous divestitures. The income from discontinued operations for the six months ended June 24, 2016 included $40.8 million of income from operating results associated with the Nuclear Imaging business and a $1.7 million gain on the disposal of the CMDS business.

Segment Results

Our reportable segments consist of Specialty Brands and Specialty Generics. Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include net sales and expenses associated with sales of products to the acquirer of the CMDS business under an ongoing supply agreement, intangible asset amortization, impairments and net restructuring and related charges. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating income and in the reconciliations presented below. Selected information by business segment is as follows:

Three Months Ended June 30, 2017 Compared with Three Months Ended June 24, 2016

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	June 30, 2017	June 24, 2016	Percentage Change
Specialty Brands	$594.5	$589.3	0.9%
Specialty Generics	216.0	263.4	(18.0)
Net sales of operating segments	810.5	852.7	(4.9)
Other (1)	14.0	13.9	0.7
Net sales	$824.5	$866.6	(4.9)

(1)	Represents net sales from an ongoing, post-divestiture supply agreement with the acquirer of the CMDS business.

Specialty Brands. Net sales for the three months ended June 30, 2017 increased $5.2 million to $594.5 million, compared with $589.3 million for the three months ended June 24, 2016. The increase in net sales was primarily driven by a $21.1 million or 7.1% increase in Acthar net sales compared with the three months ended June 24, 2016. The Acthar net sales increase was primarily driven by favorable pricing. Ofirmev and Inomax net sales for the three months ended June 30, 2017 increased $5.0 million and $4.4 million, respectively, compared with the three months ended June 24, 2016. These increases were partially offset by a $23.6 million or 72.0% decrease in Other products compared with the three months ended June 24, 2016. The decrease is primarily attributable to the sale of our Intrathecal Therapy business in the first quarter of 2017. Net sales of the Intrathecal Therapy business for the three months ended June 24, 2016 were $11.3 million. Also contributing to the decrease in Other products was a $5.1 million decrease in net sales of Exalgo (hydromorphone HCI) extended-release tablets, CII ("Exalgo").

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	June 30, 2017	June 24, 2016	Percentage Change
U.S.	$575.0	$569.3	1.0%
Europe, Middle East and Africa	17.8	18.4	(3.3)
Other	1.7	1.6	6.3
Net sales	$594.5	$589.3	0.9

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	June 30, 2017	June 24, 2016	Percentage Change
Acthar	$319.4	$298.3	7.1%
Inomax	125.5	121.1	3.6
Ofirmev	75.7	70.7	7.1
Therakos immunotherapy	51.2	52.5	(2.5)
Hemostasis products	13.5	13.9	(2.9)
Other	9.2	32.8	(72.0)
Specialty Brands	$594.5	$589.3	0.9

Specialty Generics. Net sales for the three months ended June 30, 2017 decreased $47.4 million, or 18.0%, to $216.0 million, compared with $263.4 million for the three months ended June 24, 2016. The decrease in net sales was driven by decreases of $17.0 million, $15.2 million and $5.5 million in Other controlled substances, hydrocodone related products and oxycodone related products, respectively. These decreases were due to increased competition and customer consolidation, which has resulted in downward pricing pressure.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	June 30, 2017	June 24, 2016	Percentage Change
U.S.	$176.0	$227.4	(22.6)%
Europe, Middle East and Africa	24.9	22.5	10.7
Other	15.1	13.5	11.9
Net sales	$216.0	$263.4	(18.0)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	June 30, 2017	June 24, 2016	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$23.0	$38.2	(39.8)%
Oxycodone (API) and oxycodone-containing tablets	25.1	30.6	(18.0)
Methylphenidate ER	20.2	24.3	(16.9)
Other controlled substances	107.7	124.7	(13.6)
Other products	40.0	45.6	(12.3)
Specialty Generics	$216.0	$263.4	(18.0)

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended June 30, 2017 and June 24, 2016 is shown in the following table (dollars in millions):

	Three Months Ended
	June 30, 2017		June 24, 2016
Specialty Brands	$274.1	46.1%	$302.1	51.3%
Specialty Generics	63.3	29.3	98.1	37.2
Segment operating income	337.4	41.6	400.2	46.9
Unallocated amounts:
Corporate and allocated expenses	(49.1)		(34.1)
Intangible asset amortization	(174.7)		(175.8)
Restructuring and related charges, net (1)	(1.5)		(15.2)
Total operating income	$112.1		$175.1

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the three months ended June 30, 2017 decreased $28.0 million to $274.1 million, compared with $302.1 million for the three months ended June 24, 2016. Operating margin decreased to 46.1% for the three months ended June 30, 2017, compared with 51.3% for the three months ended June 24, 2016. The decrease in operating income and margin was impacted by an increase of $9.3 million in SG&A expenses compared with the three months ended June 24, 2016, in addition to increased inventory provision expense of $9.3 million. Partially offsetting these increased expenses was the $5.2 million increase in net sales, primarily attributable to Acthar which experienced favorable pricing and lower rebate expenses.
Specialty Generics. Operating income for the three months ended June 30, 2017 decreased $34.8 million to $63.3 million, compared with $98.1 million for the three months ended June 24, 2016. Operating margin decreased to 29.3% for the three months ended June 30, 2017, compared with 37.2% for the three months ended June 24, 2016. The decrease in operating income and margin was impacted by the $47.4 million decrease in net sales due to customer consolidation and additional competitors that has led to price decreases, which resulted in a $55.3 million unfavorable gross profit impact. SG&A expenses decreased by $11.5 million as a result of cost benefits gained from restructuring actions. R&D expenses also decreased by $9.1 million compared with the three months ended June 24, 2016.
Corporate and allocated expenses. Corporate and allocated expenses were $49.1 million and $34.1 million for the three months ended June 30, 2017 and June 24, 2016, respectively. The increase reflects a $6.3 million unfavorable variance in adjustments to contingent consideration liabilities, primarily due to a favorable adjustment in the three months ended June 24, 2016. The remaining increase of $8.7 million consisted of various factors, including higher facility expenses, professional fees and stock compensation expense; which were partially offset by lower legal expenses and pension expense following the settlement of our six defined benefit pension plans.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 24, 2016

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Six Months Ended
	June 30, 2017	June 24, 2016	Percentage Change
Specialty Brands	$1,151.7	$1,124.3	2.4%
Specialty Generics	454.6	527.8	(13.9)
Net sales of operating segments	1,606.3	1,652.1	(2.8)
Other (1)	29.1	30.3	(4.0)
Net sales	$1,635.4	$1,682.4	(2.8)

(1)	Represents net sales from an ongoing, post-divestiture supply agreement with the acquirer of the CMDS business.

Specialty Brands. Net sales for the six months ended June 30, 2017 increased $27.4 million to $1,151.7 million, compared with $1,124.3 million for the six months ended June 24, 2016. The increase in net sales was primarily driven by a $44.5 million or 8.1% increase in Acthar net sales and a $17.3 million or 7.3% increase in Inomax net sales compared with the six months ended June 24, 2016. The Acthar net sales increase was primarily driven by favorable pricing. Inomax net sales continued to benefit from a favorable 2016 contracting cycle. These increases were partially offset by a $42.7 million or 60.0% decrease in Other products compared with the six months ended June 24, 2016. The decrease is primarily attributable to an $18.2 million decrease in Exalgo driven by lower volumes and a $6.8 million prior year benefit due to lower than expected product returns. Net sales of the Intrathecal Therapy business through the March 17, 2017 divestiture date were $8.0 million compared to $21.9 million for the six months ended June 24, 2016.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Six Months Ended
	June 30, 2017	June 24, 2016	Percentage Change
U.S.	$1,113.7	$1,086.2	2.5%
Europe, Middle East and Africa	34.5	35.1	(1.7)
Other	3.5	3.0	16.7
Net sales	$1,151.7	$1,124.3	2.4

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Six Months Ended
	June 30, 2017	June 24, 2016	Percentage Change
Acthar	$591.2	$546.7	8.1%
Inomax	253.9	236.6	7.3
Ofirmev	149.1	141.8	5.1
Therakos immunotherapy	102.4	102.7	(0.3)
Hemostasis products	26.6	25.3	5.1
Other	28.5	71.2	(60.0)
Specialty Brands	$1,151.7	$1,124.3	2.4

Specialty Generics. Net sales for the six months ended June 30, 2017 decreased $73.2 million, or 13.9%, to $454.6 million, compared with $527.8 million for the six months ended June 24, 2016. The decrease in net sales was driven by decreases of $31.5 million, $25.7 million and $21.3 million in Other controlled substances, hydrocodone related products and oxycodone related products, respectively. These decreases were due to increased competition and customer consolidation, which has resulted in downward pricing pressure. Other products increased by $10.3 million primarily attributable to a discrete shipment of peptide active pharmaceutical ingredient that generated net sales of $12.9 million in the first half of 2017.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Six Months Ended
	June 30, 2017	June 24, 2016	Percentage Change
U.S.	$373.0	$454.9	(18.0)%
Europe, Middle East and Africa	52.3	42.7	22.5
Other	29.3	30.2	(3.0)
Net sales	$454.6	$527.8	(13.9)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Six Months Ended
	June 30, 2017	June 24, 2016	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$53.3	$79.0	(32.5)%
Oxycodone (API) and oxycodone-containing tablets	47.2	68.5	(31.1)
Methylphenidate ER	43.9	48.9	(10.2)
Other controlled substances	215.1	246.6	(12.8)
Other products	95.1	84.8	12.1
Specialty Generics	$454.6	$527.8	(13.9)

Operating Income
Operating income by segment and as a percentage of segment net sales for the six months ended June 30, 2017 and June 24, 2016 is shown in the following table (dollars in millions):

	Six Months Ended
	June 30, 2017		June 24, 2016
Specialty Brands	$549.1	47.7%	$563.0	50.1%
Specialty Generics	139.5	30.7	197.0	37.3
Segment operating income	688.6	42.9	760.0	46.0
Unallocated amounts:
Corporate and allocated expenses	(116.3)		(59.5)
Intangible asset amortization	(349.8)		(350.8)
Restructuring and related charges, net (1)	(20.2)		(25.3)
Non-restructuring impairment	—		(16.9)
Total operating income	$202.3		$307.5

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the six months ended June 30, 2017 decreased $13.9 million to $549.1 million, compared with $563.0 million for the six months ended June 24, 2016. Operating margin decreased to 47.7% for the six months ended June 30, 2017, compared with 50.1% for the six months ended June 24, 2016. The decrease in operating income and margin was impacted by an increase of $10.2 million in SG&A expenses compared with the six months ended June 24, 2016, in addition to increased inventory provision expense of $8.6 million. Partially offsetting this increase was the $27.4 million increase in net sales, primarily attributable to Acthar which experienced favorable pricing and lower rebate expenses.

Specialty Generics. Operating income for the six months ended June 30, 2017 decreased $57.5 million to $139.5 million, compared with $197.0 million for the six months ended June 24, 2016. Operating margin decreased to 30.7% for the six months ended June 30, 2017, compared with 37.3% for the six months ended June 24, 2016. The decrease in operating income and margin was impacted by the $73.2 million decrease in net sales due to customer consolidation and additional competitors that has led to price decreases, which resulted in an $83.2 million unfavorable gross profit impact. SG&A expenses decreased by $15.8 million as a result of cost benefits gained from restructuring actions.
Corporate and allocated expenses. Corporate and allocated expenses were $116.3 million and $59.5 million for the six months ended June 30, 2017 and June 24, 2016, respectively. The six months ended June 30, 2017 included a $69.7 million charge from the recognition of previously deferred losses on the settlement of obligations associated with the termination of six defined benefit pension plans and a $57.0 million pre-tax gain associated with the sale of our Intrathecal Therapy business. The remaining increase of $44.1 million consisted of various factors, including higher facility expenses, stock compensation expense, employee compensation costs and professional fees and a smaller favorable adjustment to contingent consideration liabilities; all of which were partially offset by lower advertising and promotions expenses, legal fees and pension expense following the settlement of our six defined benefit pension plans.

Liquidity and Capital Resources
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions, capital expenditures, cash paid in connection with acquisitions and license agreements and cash received as a result of our divestitures. We believe that our future cash from operations, borrowing capacity under our revolving credit facility and access to capital markets will provide adequate resources to fund our working capital needs, capital expenditures and strategic investments for the foreseeable future.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Six Months Ended
	June 30, 2017	June 24, 2016
Net cash from:
Operating activities	$222.5	$683.0
Investing activities	465.4	(246.4)
Financing activities	(702.2)	(485.9)
Effect of currency exchange rate changes on cash and cash equivalents	1.6	2.1
Net decrease in cash and cash equivalents	$(12.7)	$(47.2)

Operating Activities
Net cash provided by operating activities of $222.5 million for the six months ended June 30, 2017, was primarily attributable to income from continuing operations, as adjusted for non-cash items, offset by a $133.0 million outflow from net investment in working capital. Included within this change in working capital were cash payments of $102.0 million for the FTC settlement, a $61.3 million contribution to terminated pension plans that were settled during the period, a $52.6 million increase in accounts receivable and a $10.7 million decrease in accounts payable. These cash outflows were partially offset by a $12.5 million net cash inflow related to income taxes. The divestiture of the Nuclear Imaging business and increased competition in Specialty Generics also contributed to the decrease compared with the six months ended June 24, 2016.
Net cash provided by operating activities of $683.0 million for the six months ended June 24, 2016, was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to a $106.3 million inflow from net investment in working capital. The working capital inflow was primarily driven by a $58.4 million net cash inflow related to income taxes and a $52.7 million increase in cash provided by other assets and liabilities, partially offset by a $17.2 million increase in accounts receivable. The increase in other assets and liabilities was primarily driven by the timing of the payroll cycle and restructuring payments.
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

Investing Activities
Net cash provided by investing activities was $465.4 million for the six months ended June 30, 2017, compared with a $246.4 million net cash outflow for the six months ended June 24, 2016. The $711.8 million change primarily resulted from the receipt of $576.9 million in proceeds related to divestitures during the six months ended June 30, 2017, with $559.6 million and $17.3 million associated with the sales of the Nuclear Imaging and Intrathecal businesses, respectively. This is compared with $3.0 million of proceeds received from the divestiture of discontinued operations during the six months ended June 24, 2016. Additionally, there were no cash outflows related to acquisitions during the six months ended June 30, 2017, compared with $169.5 million during the six months ended June 24, 2016 primarily associated with the Hemostasis Acquisition. These increases in cash inflows were partially offset by a $21.5 million cash outflow related to the investment in Mesoblast that was made during the six months ended June 30, 2017 coupled with a $17.1 million increase in capital expenditures.
Under our term loan credit agreement, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loans.

Financing Activities
Net cash used in financing activities was $702.2 million for the six months ended June 30, 2017, compared with $485.9 million for the six months ended June 24, 2016. The $216.3 million increase in cash outflows largely resulted from a $155.3 million increase in repayments of debt. The significant components of our current year repayments include a $100.0 million payment on the revolver, $90.0 million of payments on the receivable securitization program, an $83.5 million mandatory repayment of the term loan triggered based on our cash flows generated over the trailing twelve months and open market debt repurchases, that aggregated to a total principal amount of $53.9 million. Cash outflows from financing also included a $54.2 million increase in shares repurchased and $13.0 million of debt financing costs.
Under Irish law, we can only pay dividends and repurchase shares out of distributable reserves. In March 2017, the Irish High Court approved our petition to reduce its share capital and increase distributable reserves. The petition requires us to complete certain administrative matters, which were completed prior to June 30, 2017.

Debt and Capitalization
At June 30, 2017, the total principal amount of debt was $5,937.6 million as compared with $6,237.6 million at December 30, 2016. The total principal amount of debt at June 30, 2017 was comprised of $3,876.7 million of fixed-rate instruments, $1,860.4 million of variable-rate term loans, $200.0 million of borrowings under a variable-rate securitization program and $0.5 million of capital lease obligations. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of June 30, 2017, our fixed-rate instruments have a weighted-average interest rate of 5.29% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.80% and has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved may be material. During the six months ended June 30, 2017, we repurchased debt that aggregated to a total principal amount of $53.9 million.
At June 30, 2017, $520.3 million of our debt principal was classified as current, as these payments are expected to be made within the next twelve months.
In addition to the borrowing capacity under our receivable securitization program, we have a $900.0 million revolving credit facility. At June 30, 2017, we had no outstanding borrowings under our revolving credit facility. As such, there was $900.0 million of additional borrowing capacity under our revolving credit facility.
As of June 30, 2017, we were, and expect to remain, in full compliance with the provisions and covenants associated with our debt agreements.

Subsequent to June 30, 2017, we entered into a $250.0 million variable-rate securitization program with a three-year term to replace the $200.0 million variable-rate securitization program that expired in July 2017 and was therefore classified as current maturities of long-term debt in the condensed consolidated balance sheet at June 30, 2017. For further discussion, refer to Note 20 of the notes to the unaudited condensed consolidated financial statements included within Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the date of sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet as of June 30, 2017 was $15.0 million, of which $12.3 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at June 30, 2017. As of June 30, 2017, the maximum future payments we could be required to make under these indemnification obligations was $70.2 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $18.2 million remained in other assets on our unaudited condensed consolidated balance sheet at June 30, 2017.
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

Off-Balance Sheet Arrangements
We were previously required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating our ability to fund the decommissioning of our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure. Following the sale of the Nuclear Imaging business, the surety bond was canceled in April 2017 and the Company is no longer required to provide financial assurance to the U.S. Nuclear Regulatory Commission. As of June 30, 2017, we had various other letters of credit, guarantees and surety bonds totaling $28.7 million.
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
We believe that our accounting policies for revenue recognition, goodwill and other intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended June 30, 2017, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016.

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," “will,” “would,” “could” or the negative of these terms or similar expressions.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of June 30, 2017, our outstanding debt included $1,860.4 million variable-rate debt on our senior secured term loans, no outstanding borrowings on our senior unsecured revolving credit facility and $200.0 million variable-rate debt on our receivables securitization program. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $5.2 million.
The remaining outstanding debt as of June 30, 2017 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of June 30, 2017 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. Dollar, with all other variables held constant. There is less than $0.1 million aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates as of June 30, 2017. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. Dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of June 30, 2017 that measures the change in the net financial position arising from a hypothetical 10.0% adverse movement in the exchange rates of the Euro and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10.0% adverse change in the above currencies was $15.3 million as of June 30, 2017. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting
During the second quarter of 2017, we implemented a new enterprise resource planning ("ERP") system which is expected to improve the efficiency of certain financial and related transaction processes. This implementation has resulted in business and operational changes. As a result, we have put controls in place that we believe serve to monitor and maintain appropriate internal controls over financial reporting.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended June 30, 2017. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.
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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs
April 1, 2017 to April 28, 2017	96,604	$37.71	123,265	$985.0
April 29, 2017 to June 2, 2017	1,750,610	42.80	1,750,274	910.1
June 3, 2017 to June 30, 2017	503,602	40.85	500,591	889.7

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Amended and Restated Memorandum and Constitution of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 1, 2017).
10.1	Mallinckrodt Pharmaceuticals Severance Plan for U.S. Officers and Executives, amended May 18, 2017.
10.2	Mallinckrodt Pharmaceuticals Change in Control Severance Plan for Certain U.S. Officers and Executives, amended May 18, 2017.
10.3	Mallinckrodt Pharmaceuticals Stock and Incentive Plan, amended May 18, 2017.
10.4
Amended and Restated Note Purchase Agreement, dated as of July 28, 2017, among Mallinckrodt Securitization S.À R.L., the persons from time to time party thereto as purchasers, PNC Bank, National Association, as administrative agent, and Mallinckrodt LLC, as initial servicer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 1, 2017).

10.5
Amended and Restated Purchase and Sale Agreement, dated as of July 28, 2017, among the various entities party thereto from time to time as originators, Mallinckrodt LLC, as initial servicer, and Mallinckrodt Securitization S.À R.L., as buyer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 1, 2017).

10.6
Form of Sale Agreement, dated as of July 28, 2017, between Mallinckrodt LLC and each Sub-Originator (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 1, 2017).

10.7
Performance Guaranty, dated as of July 28, 2014, by Mallinckrodt International Finance S.A. in favor of PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 30, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh Executive Vice President and Chief Financial Officer (principal financial officer)

Date: August 8, 2017