Form 10-Q
period 2017-09-29
Mallinckrodt plc
filed 2017-11-07
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
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

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Ordinary shares, $0.20 par value - 95,004,912 shares as of November 3, 2017

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales	$793.9	$887.2	$2,429.3	$2,569.6
Cost of sales	393.3	397.0	1,194.0	1,165.5
Gross profit	400.6	490.2	1,235.3	1,404.1

Selling, general and administrative expenses	205.7	267.8	745.9	702.0
Research and development expenses	59.5	67.9	190.9	200.8
Restructuring charges, net	14.3	6.8	32.1	29.2
Non-restructuring impairment charges	—	—	—	16.9
Losses (gains) on divestiture and license	0.4	—	(56.6)	—
Operating income	120.7	147.7	323.0	455.2

Interest expense	(92.6)	(94.0)	(279.0)	(286.8)
Interest income	1.3	0.5	2.8	1.1
Other income (expense), net	3.7	(0.6)	6.2	(2.6)
Income from continuing operations before income taxes	33.1	53.6	53.0	166.9

Income tax benefit	(31.2)	(56.4)	(110.8)	(218.3)
Income from continuing operations	64.3	110.0	163.8	385.2

(Loss) income from discontinued operations, net of income taxes	(0.6)	5.0	361.9	47.4

Net income	$63.7	$115.0	$525.7	$432.6

Basic earnings per share (Note 7):
Income from continuing operations	$0.66	$1.02	$1.65	$3.53
(Loss) income from discontinued operations	(0.01)	0.05	3.64	0.43
Net income	$0.66	$1.07	$5.28	$3.97

Basic weighted-average shares outstanding	96.7	107.6	99.5	109.1

Diluted earnings per share (Note 7):
Income from continuing operations	$0.66	$1.01	$1.64	$3.50
(Loss) income from discontinued operations	(0.01)	0.05	3.63	0.43
Net income	$0.66	$1.06	$5.27	$3.93

Diluted weighted-average shares outstanding	97.0	108.6	99.8	110.0

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income	$63.7	$115.0	$525.7	$432.6
Other comprehensive income (loss), net of tax:
Currency translation adjustments	5.6	1.9	13.0	9.5
Unrecognized gain on derivatives, net of $-, $0.2, $0.2 and $0.2 tax	0.3	—	0.9	0.4
Unrecognized (loss) gain on benefit plans, net of $-, ($19.1), ($31.4) and ($14.0) tax	(0.5)	(21.8)	45.4	(30.2)
Unrecognized (loss) gain on investments, net of $-, $-, $- and $- tax	(10.5)	—	0.1	—
Total other comprehensive income (loss), net of tax	(5.1)	(19.9)	59.4	(20.3)
Comprehensive Income	$58.6	$95.1	$585.1	$412.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	September 29, 2017	December 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$371.8	$342.0
Accounts receivable, less allowance for doubtful accounts of $4.0 and $4.0	464.3	431.0
Inventories	341.3	350.7
Prepaid expenses and other current assets	121.1	131.9
Notes receivable	154.0	—
Current assets held for sale	—	310.9
Total current assets	1,452.5	1,566.5
Property, plant and equipment, net	962.4	881.5
Goodwill	3,459.5	3,498.1
Intangible assets, net	8,545.9	9,000.5
Other assets	191.6	259.7
Total Assets	$14,611.9	$15,206.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$318.2	$271.2
Accounts payable	104.9	112.1
Accrued payroll and payroll-related costs	84.4	76.1
Accrued interest	78.1	68.7
Income taxes payable	28.1	101.7
Accrued and other current liabilities	440.4	557.1
Current liabilities held for sale	—	120.3
Total current liabilities	1,054.1	1,307.2
Long-term debt	5,517.4	5,880.8
Pension and postretirement benefits	67.5	136.4
Environmental liabilities	73.1	73.0
Deferred income taxes	2,294.1	2,398.1
Other income tax liabilities	78.5	70.4
Other liabilities	414.2	356.1
Total Liabilities	9,498.9	10,222.0
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 118,666,830 and 118,182,944 issued; 95,662,446 and 104,667,545 outstanding	23.7	23.6
Ordinary shares held in treasury at cost, 23,004,384 and 13,515,399	(1,352.3)	(919.8)
Additional paid-in capital	5,474.1	5,424.0
Retained earnings	980.6	529.0
Accumulated other comprehensive loss	(13.1)	(72.5)
Total Shareholders' Equity	5,113.0	4,984.3
Total Liabilities and Shareholders' Equity	$14,611.9	$15,206.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 29, 2017	September 30, 2016
Cash Flows From Operating Activities:
Net income	$525.7	$432.6
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	606.5	628.5
Share-based compensation	46.1	34.4
Deferred income taxes	(128.7)	(324.0)
Non-cash impairment charges	—	16.9
Gain on divestitures	(418.1)	1.7
Other non-cash items	40.8	54.7
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(34.7)	(37.2)
Inventories	(18.2)	(2.8)
Accounts payable	(30.2)	3.3
Income taxes	(68.1)	11.6
Other	(72.6)	53.5
Net cash from operating activities	448.5	873.2
Cash Flows From Investing Activities:
Capital expenditures	(151.3)	(133.9)
Acquisitions and intangibles, net of cash acquired	(35.9)	(245.4)
Proceeds from divestitures, net of cash	576.9	3.0
Other	0.5	5.3
Net cash from investing activities	390.2	(371.0)
Cash Flows From Financing Activities:
Issuance of external debt	540.0	36.3
Repayment of external debt and capital leases	(887.5)	(439.0)
Debt financing costs	(12.7)	—
Proceeds from exercise of share options	4.0	10.4
Repurchase of shares	(437.7)	(377.5)
Other	(18.6)	(23.0)
Net cash from financing activities	(812.5)	(792.8)
Effect of currency rate changes on cash	2.7	1.8
Net change in cash, cash equivalents and restricted cash	28.9	(288.8)
Cash, cash equivalents and restricted cash at beginning of period	361.1	588.4
Cash, cash equivalents and restricted cash at end of period	$390.0	$299.6

Cash and cash equivalents at end of period	$371.8	$280.5
Restricted cash included in prepaid expenses and other current assets at end of period	—	0.1
Restricted cash included in other assets at end of period	18.2	19.0
Cash, cash equivalents and restricted cash at end of period	$390.0	$299.6

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at December 30, 2016	118.2	$23.6	13.5	$(919.8)	$5,424.0	$529.0	$(72.5)	$4,984.3
Impact of accounting standard adoptions	—	—	—	—	—	(72.1)	—	(72.1)
Net income	—	—	—	—	—	525.7	—	525.7
Currency translation adjustments	—	—	—	—	—	—	13.0	13.0
Change in derivatives, net of tax	—	—	—	—	—	—	0.9	0.9
Unrecognized gain on benefit plans	—	—	—	—	—	—	45.4	45.4
Unrecognized gain on investments	—	—	—	—	—	—	0.1	0.1
Share options exercised	0.1	—	—	—	4.0	—	—	4.0
Vesting of restricted shares	0.4	0.1	—	(4.7)	—	—	—	(4.6)
Share-based compensation	—	—	—	—	46.1	—	—	46.1
Reissuance of treasury shares	—	—	—	5.2	—	(2.0)	—	3.2
Repurchase of shares	—	—	9.5	(433.0)	—	—	—	(433.0)
Balance at September 29, 2017	118.7	$23.7	23.0	$(1,352.3)	$5,474.1	$980.6	$(13.1)	$5,113.0

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

Fiscal Year
The Company historically reported its results based on a "52-53 week" year ending on the last Friday of September. On May 17, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year end to the last Friday in December from the last Friday in September. The change in fiscal year became effective for the Company’s 2017 fiscal year, which began on December 31, 2016 and will end on December 29, 2017. As a result of the change in fiscal year end, the Company filed a Transition Report on Form 10-Q on February 7, 2017 covering the period from October 1, 2016 through December 30, 2016. Unless otherwise indicated, the three and nine months ended September 29, 2017 refers to the thirteen and thirty-nine week period ended September 29, 2017 and the three and nine months ended September 30, 2016 refers to the fourteen and forty week period ended September 30, 2016.

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
The FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," in August 2016 and ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash," in November 2016. These updates provide guidance for nine targeted clarifications with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The Company early adopted these standards in fiscal 2017 and revised the prior year statement of cash flows. The adoption of ASU 2016-18, regarding presentation of restricted cash, increased the net cash used in investing activities during the nine months ended September 30, 2016 by $47.4 million. The adoption of ASU 2016-15, regarding the other targeted clarifications, did not result in any material changes to the unaudited condensed consolidated financial statements.
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

Not Yet Adopted
The FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities" in August 2017. This update simplifies the application of hedge accounting and enhances the economics of the entity’s risk management activities in its financial statements. The update amends the guidance on designation and measurement for qualifying hedging relationships requiring the application of a modified retrospective approach on the date of adoption. This guidance is effective for the Company in the first quarter of fiscal 2019. The Company is assessing the timing of adoption and the impact of this guidance on the unaudited condensed consolidated financial statements.
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
The FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," in January 2017. This update provides a screen to determine whether or not a set of assets is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set of assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This guidance is effective for the Company in the first quarter of fiscal 2018. Depending upon the individual facts and circumstances of future transactions, this guidance may result in more transactions being accounted for as asset acquisitions rather than business combinations.
The FASB issued ASU 2014-09, "Revenue from Contracts with Customers," in May 2014. The issuance of ASU 2014-09 and IFRS 15, "Revenue from Contracts with Customers," completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance is effective for the Company in the first quarter of fiscal year 2018. The FASB subsequently issued additional ASUs to clarify the guidance in ASU 2014-09. The ASUs issued include ASU 2016-08, "Revenue from Contracts with Customers;" ASU 2016-10 "Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing;" and ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients." The Company has completed its assessment of certain customer arrangements and has preliminarily assessed certain other customer arrangements based on the nature of its business; and at this time, the Company does not anticipate a significant impact upon adoption. However, the assessment is ongoing and a more detailed analysis of contracts subject to the preliminary assessment or review of additional contracts may identify a more significant impact. The Company currently expects, in part due to the limited anticipated impact, that it will utilize the modified retrospective transition approach of adopting the ASU.
The Company's status of various ASUs are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2016.

3.	Discontinued Operations and Divestitures
Discontinued Operations
Nuclear Imaging: On January 27, 2017, the Company completed the sale of its Nuclear Imaging business to IBA Molecular ("IBAM") for approximately $690.0 million before tax impacts, including up-front consideration of approximately $574.0 million, up to $77.0 million of contingent consideration and the assumption of certain liabilities. The Company recorded a pre-tax gain on the sale of the Nuclear Imaging business of $362.8 million during the nine months ended September 29, 2017, which excluded any potential proceeds from the contingent consideration and reflects a charge of $0.6 million during the three months ended September 29, 2017 primarily as a result of the final working capital adjustment associated with the purchase agreement.

The following table summarizes the financial results of the Nuclear Imaging business presented in the unaudited condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
Major line items constituting income from discontinued operations	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales	$—	$108.8	$31.6	$315.0
Cost of sales	—	54.6	15.6	153.8
Selling, general and administrative expenses	—	19.1	7.8	64.5
Restructuring charges, net	—	(0.3)	—	0.1
Other	—	2.2	(0.2)	3.6
Income from discontinued operations	—	33.2	8.4	93.0
(Loss) gain on divestiture of discontinued operations	(0.6)	—	362.8	—
(Loss) income from discontinued operations, before income taxes	(0.6)	33.2	371.2	93.0
Income tax (benefit) expense	(0.1)	24.8	5.2	43.8
(Loss) income from discontinued operations, net of income taxes	$(0.5)	$8.4	$366.0	$49.2

During the three months ended September 29, 2017, there was an income tax benefit of $0.1 million associated with the $0.6 million loss recognized on divestiture. During the nine months ended September 29, 2017, there was income tax expense of $0.9 million associated with the $362.8 million gain on divestiture and a $4.3 million income tax expense associated with the $8.4 million income from discontinued operations. The tax impact of the gain recognized on divestiture was favorably impacted by a benefit from permanently deductible items.

The following table summarizes the assets and liabilities of the Nuclear Imaging business that are classified as held for sale on the unaudited condensed consolidated balance sheets:

	September 29, 2017	December 30, 2016
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts receivable	$—	$49.6
Inventories	—	20.0
Property, plant and equipment, net	—	188.7
Other current and non-current assets	—	52.6
Total assets classified as held for sale in the balance sheet	$—	$310.9

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$—	$19.7
Other current and non-current liabilities	—	100.6
Total liabilities classified as held for sale in the balance sheet	$—	$120.3

The following table summarizes significant cash and non-cash transactions of the Nuclear Imaging business that are included within the unaudited condensed consolidated statements of cash flows for the respective periods:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Depreciation	$—	$4.5	$—	$14.3
Capital expenditures	—	4.0	0.3	7.8
All other notes to the unaudited condensed consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

CMDS: On November 27, 2015, the Company completed the sale of its contrast media and delivery systems ("CMDS") business to Guerbet S.A. ("Guerbet") for cash consideration of approximately $270.0 million, subject to net working capital adjustments. During the three months ended September 30, 2016, the Company had no net sales and a loss on the sale of business of $4.0 million, with $0.4 million related income tax effect. During the nine months ended September 30, 2016, the Company had $1.8 million of net sales, a $0.2 million income tax effect and $4.4 million loss, net of tax. All activity related to the CMDS business has been reported in discontinued operations.

Divestitures
On January 30, 2017, the Company announced that it had entered into a definitive agreement to sell its Intrathecal Therapy business to Piramal Enterprises Limited's subsidiary in the United Kingdom ("U.K."), Piramal Critical Care ("Piramal"), for approximately $203.0 million, including fixed consideration of $171.0 million and contingent consideration of up to $32.0 million. The $171.0 million of fixed consideration consisted of $17.0 million received at closing and a $154.0 million note receivable that is due one year from the transaction closing date. The transaction was completed on March 17, 2017. The Company recorded a pre-tax gain on the sale of the business of $56.6 million during the nine months ended September 29, 2017, which excluded any potential proceeds from the contingent consideration and reflects a post-sale working capital adjustment of $0.4 million during the three months ended September 29, 2017. The financial results of the Intrathecal Therapy business are presented within continuing operations as this divestiture did not meet the criteria for discontinued operations classification.
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

4.	Acquisitions, License Agreements and Other Investments
During the three months ended September 29, 2017 and September 30, 2016, the Company recognized $2.7 million and $3.4 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory. During the nine months ended September 29, 2017 and September 30, 2016, the Company recognized $8.6 million and $8.1 million, respectively, of expense primarily associated with fair value adjustments of acquired inventory. The amount of acquisition-related costs included within operating income for the three and nine months ended September 29, 2017 were $1.2 million and $2.3 million, respectively. The amount of acquisition-related costs included within operating income for the three and nine months ended September 30, 2016 was $3.8 million and $5.8 million, respectively.
The Company's acquisitions and license agreements are described further within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2016.

InfaCare
On September 25, 2017, the Company acquired InfaCare Pharmaceutical Corporation ("InfaCare") in a transaction valued at approximately $80.4 million, with additional payments of up to $345.0 million dependent on regulatory and sales milestones ("the InfaCare Acquisition"). Consideration for the transaction consisted of approximately $37.2 million in cash paid to the prior shareholders of InfaCare and the assumption of approximately $43.2 million of debt and other liabilities, which was repaid in conjunction with the InfaCare Acquisition. InfaCare is focused on development and commercialization of proprietary pharmaceuticals for neonatal and pediatric patient populations. InfaCare's developmental product stannsoporfin, a heme oxygenase inhibitor, is under investigation for its potential to reduce the production of bilirubin, the elevation of which can contribute to serious consequences in infants. The fair value of the contingent consideration associated with the transaction was $35.0 million at September 25, 2017. The InfaCare Acquisition was funded with cash on hand.

Stratatech
On August 31, 2016, the Company acquired Stratatech Corporation ("Stratatech") - which includes StrataGraft®, a regenerative skin tissue and a technology platform for genetically enhanced skin tissues - for upfront considerations of $76.0 million, and contingent milestone payments, which are primarily regulatory, and royalty obligations that could result in up to $121.0 million of additional consideration ("the Stratatech Acquisition"). Stratatech is a regenerative medicine company focused on the development of unique, proprietary skin substitute products. Developmental products include StrataGraft® regenerative skin tissue ("StrataGraft") and a technology platform for genetically enhanced skin tissues. The Stratatech Acquisition was funded with cash on hand.

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

Fair Value Allocation
The following amounts represent the preliminary allocations of the fair value of the identifiable assets acquired and liabilities assumed for the InfaCare Acquisition, including preliminary goodwill, intangible assets and the related deferred tax balances. The Company expects to complete its valuation analysis and finalize deferred tax balances as of the acquisition date no later than twelve months from the date of the acquisition. The changes in the purchase price allocation and preliminary goodwill based on the final valuation may include, but are not limited to, finalization of working capital settlements, the impact of U.S. state tax rates in determining the deferred tax balances and changes in assumptions utilized in the preliminary valuation report.

InfaCare
Cash and cash equivalents	$1.3
Intangible assets	113.5
Goodwill	13.3
Other assets, current and non-current	0.1
Total assets acquired	128.2
Current liabilities	14.7
Deferred tax liabilities, net (non-current)	11.3
Contingent consideration	35.0
Total debt	30.0
Total liabilities assumed	91.0
Net assets acquired	$37.2

The following is a reconciliation of the total consideration to net assets acquired:

InfaCare
Total consideration, net of cash	$70.9
Plus: cash assumed in acquisition	1.3
Total consideration	72.2
Less: contingent consideration	(35.0)
Net assets acquired	$37.2

Intangible assets acquired consist of the following:

InfaCare	Amount	Amortization Period
In-process research and development ("IPR&D") - stannsoporfin	$113.5	Non-Amortizable
The IPR&D intangible assets relates to stannsoporfin. The fair value of the IPR&D was determined using the income approach, which is a valuation technique that provides an estimate of fair value of the assets based on the market participant expectations of cash flows the asset would generate. The cash flows were discounted at a rate of 13.5%. The IPR&D discount rate for stannsoporfin was developed after assigning a probability of success to achieving the projected cash flows based on the current stage of development, inherent uncertainty in the FDA approval process and risks associated with commercialization of a new product. Based on the Company's preliminary estimate, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents future product development, the assembled workforce, and the tax status of the transaction. The goodwill is not deductible for U.S. income tax purposes. All assets acquired are included within the Company's Specialty Brands segment.

Licenses and Other Investments
In January 2017, $21.5 million of consideration was remitted to Mesoblast Limited ("Mesoblast") in exchange for equity shares and rights to a nine month exclusivity period related to any potential commercial and development agreements the Company may enter into for Mesoblast's therapy products used to treat acute graft versus host disease and/or chronic low back pain. As a result of this transaction the Company recorded an available for sale investment of $19.7 million included within prepaid and other current assets and an intangible asset of $1.8 million in the unaudited condensed consolidated balance sheet. This intangible asset was fully amortized as of September 29, 2017 as the nine month exclusivity period had ended.

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
Net restructuring and related charges by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Specialty Brands	$14.6	$4.9	$24.1	$21.7
Specialty Generics	(0.6)	0.7	7.3	2.3
Corporate	1.5	3.1	4.3	10.0
Restructuring and related charges, net	15.5	8.7	35.7	34.0
Less: accelerated depreciation	(1.2)	(1.9)	(3.6)	(4.8)
Restructuring charges, net	$14.3	$6.8	$32.1	$29.2

Net restructuring and related charges by program are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
2016 Mallinckrodt Program	$15.5	$8.3	$35.7	$8.3
2013 Mallinckrodt Program	—	0.3	—	22.7
Acquisitions	—	0.1	—	3.0
Total	15.5	8.7	35.7	34.0
Less: accelerated depreciation	(1.2)	(1.9)	(3.6)	(4.8)
Total charges expected to be settled in cash	$14.3	$6.8	$32.1	$29.2

The following table summarizes cash activity for restructuring reserves, substantially all of which are related to employee severance and benefits:

	2016 Mallinckrodt Program	2013 Mallinckrodt Program	Acquisitions	Total
Balance at December 30, 2016	$9.5	$5.1	$0.2	$14.8
Charges	33.9	—	—	33.9
Changes in estimate	(1.8)	—	—	(1.8)
Cash payments	(19.8)	(3.7)	(0.2)	(23.7)
Reclassifications	(0.7)	0.3	—	(0.4)
Balance at September 29, 2017	$21.1	$1.7	$—	$22.8

Net restructuring and related charges, including associated asset impairments, incurred cumulative-to-date related to the 2016 Mallinckrodt Program was as follows:

2016 Mallinckrodt Program
Specialty Brands	$31.3
Specialty Generics	8.6
Corporate	9.3
$49.2
Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

6.	Income Taxes
The Company recognized an income tax benefit of $31.2 million on income from continuing operations before income taxes of $33.1 million for the three months ended September 29, 2017, and an income tax benefit of $56.4 million on income from continuing operations before income taxes of $53.6 million for the three months ended September 30, 2016. This resulted in effective tax rates of negative 94.3% and negative 105.2% for the three months ended September 29, 2017 and September 30, 2016, respectively. The income tax benefit for the three months ended September 29, 2017 is comprised of $60.0 million of current tax benefit and $28.8 million of deferred tax expense. The net deferred tax expense of $28.8 million includes $45.5 million of deferred tax benefit which is predominantly related to acquired intangible assets offset by $74.3 million of deferred tax expense related to utilization of tax attributes. The income tax benefit for the three months ended September 30, 2016 is comprised of $37.9 million of current tax expense and $94.3 million of deferred tax benefit which is predominantly related to acquired intangible assets.
The Company recognized an income tax benefit of $110.8 million on income from continuing operations before income taxes of $53.0 million for the nine months ended September 29, 2017, and an income tax benefit of $218.3 million on income from continuing operations before income taxes of $166.9 million for the nine months ended September 30, 2016. This resulted in effective tax rates of negative 209.1% and negative 130.8% for the nine months ended September 29, 2017 and September 30, 2016, respectively. The income tax benefit for the nine months ended September 29, 2017 is comprised of $20.5 million of current tax expense and $131.3 million of deferred tax benefit. The net deferred tax benefit of $131.3 million includes $232.8 million of deferred tax benefit which is predominantly related to acquired intangible assets offset by $101.5 million of deferred tax expense related to utilization of tax attributes. The income tax benefit for the nine months ended September 30, 2016 is comprised of $85.9 million of current tax expense and $304.2 million of deferred tax benefit which is predominantly related to acquired intangible assets.
The effective tax rate for the three months ended September 29, 2017, as compared with the three months ended September 30, 2016 increased by 10.9 percentage points. Included within this net increase was a 109.4 percentage point increase related to the completion of certain aspects of the reorganization of the Company's legal entity ownership discussed further below, which occurred during the three months ended September 29, 2017. Also within this increase was a 36.7 percentage point increase attributable to the recognition of previously unrecognized tax benefits, which occurred during the three months ended September 30, 2016. The remaining 135.2 percentage point decrease was primarily attributable to differing levels of income from continuing operations before taxes for the three months ended September 29, 2017 as compared with the three months ended September 30, 2016.
The effective tax rate for the nine months ended September 29, 2017, as compared with the nine months ended September 30, 2016 decreased by 78.3 percentage points. Included within this net decrease was a 183.5 percentage point decrease primarily attributable to differing levels of income from continuing operations before taxes for the nine months ended September 29, 2017 as compared with the nine months ended September 30, 2016. Of the remaining 105.2 percentage point increase, a 16.5 percentage point increase is related to the tax benefit of a U.K. tax credit on a dividend between affiliates, which occurred during the nine months ended September 30, 2016, a 5.0 percentage point increase related to the divestiture of the Intrathecal Therapy Business, which occurred during the nine months ended September 29, 2017, a 15.5 percentage point increase attributable to the recognition of previously unrecognized tax benefits, which occurred within the nine months ended September 30, 2016, and a 68.2 percentage point increase related to the completion of certain aspects of the reorganization of the Company's legal entity ownership discussed further below, which occurred during the nine months ended September 29, 2017.
During the nine months ended September 29, 2017, the three months ended December 30, 2016 and the twelve months ended September 30, 2016, the Company’s cash paid for income taxes, net was $90.9 million, $95.6 million and $165.4 million, respectively.

During the three and nine months ended September 29, 2017, the Company recognized an income tax benefit of $0.1 million and income tax expense of $5.2 million, respectively associated with the Nuclear Imaging business divestiture, as discussed in Note 3, in discontinued operations within the unaudited condensed consolidated statement of income.

On October 6, 2017 the Company completed a reorganization of its legal entity ownership (“the Reorganization”) to align with its ongoing transformation to become an innovation-driven specialty pharmaceuticals growth company. Many factors were considered in effecting the Reorganization, including streamlining treasury functions, simplifying legal entity reporting processes, and capital allocation efficiencies. During the three months ended September 29, 2017, the Company recognized income tax expense of $36.1 million, with an offset to deferred tax liabilities commensurate with the completion of certain aspects of the Reorganization during the third quarter of 2017. See Note 20 Subsequent Events for additional information related to the future tax effects of this Reorganization.
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
The InfaCare Acquisition resulted in a net deferred tax liability increase of $11.3 million. Significant components of this include $20.3 million of net deferred tax liabilities associated with intangibles partially offset by $8.7 million of deferred tax assets associated with non U.K. net operating losses.
The divestiture of the Intrathecal Therapy Business was completed on March 17, 2017. This divestiture resulted in a net deferred tax liability increase of $38.9 million. Significant components of this increase include an increase of $56.5 million of deferred tax liability associated with future consideration, a decrease of $2.3 million of deferred tax asset associated with net operating losses, a decrease of $17.9 million of deferred tax liability associated with intangibles, an increase of $2.6 million of deferred tax asset associated with committed product development, and a decrease of $0.6 million of other net deferred tax assets.
The Company's unrecognized tax benefits, excluding interest, totaled $123.0 million at September 29, 2017 and $118.7 million at December 30, 2016. The net increase of $4.3 million primarily resulted from a net increase to current year positions of $8.7 million, net decreases from prior period tax positions of $1.7 million, and net decreases from lapse of statute of limitations of $2.7 million. If favorably settled, $121.3 million of unrecognized tax benefits at September 29, 2017 would favorably impact the effective tax rate. The total amount of accrued interest related to these obligations was $6.8 million at September 29, 2017 and $7.1 million at December 30, 2016.
It is reasonably possible that within the next twelve months, as a result of the resolution of various U.K. and non-U.K. examinations, appeals and litigation and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $30.2 million and the amount of related interest and penalties will decrease by up to $4.4 million.

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

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Basic	96.7	107.6	99.5	109.1
Dilutive impact of restricted share units and share options	0.3	1.0	0.3	0.9
Diluted	97.0	108.6	99.8	110.0

The computation of diluted weighted-average shares outstanding for the three and nine months ended September 29, 2017 excludes approximately 4.3 million and 3.6 million shares of equity awards, respectively, because the effect would have been anti-dilutive. The computation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2016 excludes approximately 1.6 million and 1.7 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	September 29, 2017	December 30, 2016
Raw materials and supplies	$76.3	$72.6
Work in process	160.4	178.4
Finished goods	104.6	99.7
	$341.3	$350.7

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	September 29, 2017	December 30, 2016
Property, plant and equipment, gross	$1,820.4	$1,679.4
Less: accumulated depreciation	(858.0)	(797.9)
Property, plant and equipment, net	$962.4	$881.5

Depreciation expense for property, plant and equipment was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Depreciation expense	$27.3	$27.3	$83.5	$87.6

10.	Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of goodwill by segment at the end of each period were as follows:

	September 29, 2017		December 30, 2016
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$3,459.5	$—	$3,498.1	$—
Specialty Generics	207.0	(207.0)	207.0	(207.0)
Total	$3,666.5	$(207.0)	$3,705.1	$(207.0)

During the nine months ended September 29, 2017, the gross carrying value of goodwill within the Specialty Brands segment decreased by $38.6 million. The decrease was primarily attributable to the sale of the Intrathecal Therapy business to Piramal. The Company ascribed $49.8 million of goodwill to that business and it was factored into the gain on sale of the business. The decrease was offset by $13.3 million attributable to the InfaCare Acquisition. The remaining change in goodwill was related to a purchase accounting adjustment for the Stratatech Acquisition primarily attributable to changes in deferred tax balances.
The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	September 29, 2017		December 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$9,955.6	$2,101.3	$10,028.7	$1,617.1
Licenses	177.1	120.1	177.1	112.7
Customer relationships	30.0	11.7	27.6	8.4
Trademarks	82.2	13.5	82.1	10.9
Other	8.6	8.6	6.7	6.7
Total	$10,253.5	$2,255.2	$10,322.2	$1,755.8
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	512.6		399.1
Total	$547.6		$434.1

Intangible asset amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Amortization expense	$173.2	$175.9	$523.0	$526.7

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of Fiscal 2017	$172.6
Fiscal 2018	686.7
Fiscal 2019	686.3
Fiscal 2020	686.0
Fiscal 2021	685.8

11.	Debt
Debt was comprised of the following at the end of each period:

	September 29, 2017		December 30, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Variable-rate receivable securitization due July 2017	$—	$—	$250.0	$0.3
3.50% notes due April 2018	300.0	0.4	—	—
Term loan due March 2021	—	—	20.0	0.3
4.00% term loan due February 2022	—	—	1.0	—
Term loan due September 2024	18.6	0.2	—	—
Capital lease obligation and vendor financing agreements	0.2	—	0.8	—
Total current debt	318.8	0.6	271.8	0.6
Long-term debt:
3.50% notes due April 2018	—	—	300.0	0.9
4.875% notes due April 2020	700.0	6.3	700.0	8.2
Variable-rate receivable securitization due July 2020	200.0	0.7	—	—
Term loan due March 2021	—	—	1,928.5	33.4
4.00% term loan due February 2022	—	—	5.5	—
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% notes due August 2022	884.0	10.0	884.0	11.6
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% notes due April 2023	526.5	4.7	600.0	6.1
5.625% notes due October 2023	738.0	10.1	738.0	11.4
Term loan due September 2024	1,837.1	27.7	—	—
5.50% notes due April 2025	692.1	9.3	695.0	10.2
Revolving credit facility	—	6.3	100.0	3.2
Total long-term debt	5,592.5	75.1	5,965.8	85.0
Total debt	$5,911.3	$75.7	$6,237.6	$85.6
The Company's debt instruments are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2016.
On July 28, 2017, Mallinckrodt Securitization S.à r.l. ("Mallinckrodt Securitization"), a wholly-owned special purpose subsidiary of the Company, entered into a $250.0 million accounts receivable securitization facility ("the Receivable Securitization") with a three year term. Mallinckrodt Securitization may, from time to time, obtain up to $250.0 million in third-party borrowings secured by certain receivables. The borrowings under the Receivable Securitization are to be repaid as the secured receivables are collected. Loans under the Receivable Securitization will bear interest (including facility fees) at a rate equal to one month LIBOR rate plus a margin of 0.9%. Unused commitments on the Receivables Securitization are subject to an annual commitment fee of 0.4%. The Receivable Securitization agreements contain customary representations, warranties, and affirmative and negative covenants. The size of the securitization facility may be increased to $300.0 million upon approval of the third-party lenders.

On February 28, 2017, Mallinckrodt International Finance, S.A. ("MIFSA") and Mallinckrodt CB LLC ("MCB") refinanced the March 2014 and August 2014 term loans, both of which were due in March 2021 ("the Existing Term Loans"). The refinanced term loans had an initial aggregate principal amount of $1,865.0 million, are due in September 2024 and bear interest at LIBOR plus 2.75% ("the 2017 Term Loan"). The 2017 Term Loan requires quarterly principal amortization payments in an amount equal to 0.25% of the original principal balance of the 2017 Term Loan payable on the last day of each calendar quarter, which commenced on June 30, 2017, with the remaining balance due on September 24, 2024. The Company accounted for the term loan refinancing as a debt modification.

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

As of September 29, 2017, the applicable interest rate on outstanding borrowings under the Company's revolving credit facility was approximately 3.58%, and there were no outstanding borrowings. As of September 29, 2017, the applicable interest rate on outstanding borrowings under the variable-rate receivable securitization was 2.13%, and outstanding borrowings totaled $200.0 million. At September 29, 2017, the applicable interest rate for the term loan due September 2024 was 4.08%, and outstanding borrowings totaled $1,855.7 million.
As of September 29, 2017, the Company continues to be in full compliance with the provisions and covenants associated with its debt agreements.

12.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost	$—	$0.6	$1.5	$1.4
Interest cost	0.1	2.7	2.2	9.7
Expected return on plan assets	—	(4.1)	(1.3)	(12.5)
Amortization of net actuarial loss	0.1	3.5	2.7	8.7
Amortization of prior service cost	—	—	0.2	—
Plan settlements	—	1.1	69.7	8.1
Net periodic benefit cost	$0.2	$3.8	$75.0	$15.4

The net periodic benefit credit for the Company's postretirement benefit plans was approximately zero and $0.1 million for the three months ended September 29, 2017 and September 30, 2016, respectively, and for both the nine months ended September 29, 2017 and September 30, 2016 the net periodic benefit credit was approximately zero.

Net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plans was included within cost of sales; research and development; and selling, general and administrative ("SG&A") expenses on the unaudited condensed consolidated statements of income.

Pension Plan Termination
During the nine months ended September 29, 2017, the Company completed the third-party settlement of remaining obligations of six defined benefit pension plans that were terminated during fiscal 2016. In conjunction with this final settlement, the Company made a $61.3 million cash contribution to the terminated plans and recognized a $69.7 million charge, included within SG&A expenses.

13.	Accumulated Other Comprehensive Income (Loss)
The following summarizes the change in accumulated other comprehensive income (loss) for the nine months ended September 29, 2017 and September 30, 2016:

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Unrecognized Gain on Equity Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2016	$(19.5)	$(5.7)	$(47.3)	$—	$(72.5)
Other comprehensive income before reclassifications	17.7	—	5.3	0.1	23.1
Amounts reclassified from accumulated other comprehensive income	(4.7)	0.9	40.1	—	36.3
Net current period other comprehensive income	13.0	0.9	45.4	0.1	59.4
Balance at September 29, 2017	$(6.5)	$(4.8)	$(1.9)	$0.1	$(13.1)

	Currency Translation	Unrecognized Gain (Loss) on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Unrecognized Gain on Equity Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 25, 2015	$(7.9)	$(6.3)	$(51.1)	$—	$(65.3)
Other comprehensive income (loss) before reclassifications	10.2	—	(39.5)	—	(29.3)
Amounts reclassified from accumulated other comprehensive income	(0.7)	0.4	9.3	—	9.0
Net current period other comprehensive income (loss)	9.5	0.4	(30.2)	—	(20.3)
Balance at Balance at September 30, 2016	$1.6	$(5.9)	$(81.3)	$—	$(85.6)

The following summarizes reclassifications from accumulated other comprehensive income for the nine months ended September 29, 2017 and September 30, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Nine Months Ended
	September 29, 2017	September 30, 2016	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization and other of unrealized loss on derivatives	$1.1	$0.6	Interest expense
Income tax provision	(0.2)	(0.2)	Income tax benefit
Net of income taxes	0.9	0.4

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	2.8	8.8	(1)
Prior service credit	(1.6)	(2.1)	(1)
Divestiture of discontinued operations	(3.1)	—	Income from discontinued operations, net of income taxes
Plan settlements	69.7	8.1	(1) Selling, general and administrative expenses
Total before tax	67.8	14.8
Income tax provision	(27.7)	(5.5)	Income tax benefit
Net of income taxes	40.1	9.3
Currency translation	(4.7)	(0.7)	Income from discontinued operations, net of income taxes
Total reclassifications for the period	$36.3	$9.0

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 12 for additional details.

14.	Equity

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

	March 2017 Repurchase Program		March 2016 Repurchase Program		November 2015 Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$1,000.0		$350.0		$500.0
Repurchases:
Fiscal 2016 (1)	—	—	—	—	6,510,824	425.6
Transition Period 2016	—	—	1,501,676	84.0	1,063,337	74.4
Fiscal 2017	4,111,722	167.0	5,366,741	266.0	—	—
Remaining amount available		$833.0		$—		$—

(1)	Represents the Company's historical fiscal year ending on the last Friday in September.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of September 29, 2017 and December 30, 2016 was $14.9 million and $15.1 million, respectively, of which $12.2 million and $12.4 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at September 29, 2017 and December 30, 2016. As of September 29, 2017, the maximum future payments the Company could be required to make under these indemnification obligations were $70.2 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $18.2 million and $19.0 million remained in restricted cash, included in long-term other assets on the unaudited condensed consolidated balance sheets at September 29, 2017 and December 30, 2016, respectively.
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

The Company was previously required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating its ability to fund the decommissioning of its Maryland Heights, Missouri, radiopharmaceuticals production facility upon closure. Following the sale of the Nuclear Imaging business, the surety bond was canceled in April 2017 and the Company is no longer required to provide financial assurance to the U.S. Nuclear Regulatory Commission for that facility. As of September 29, 2017, the Company had various other letters of credit, guarantees and surety bonds totaling $29.1 million.
As part of the Company's legal separation, the Company entered into a separation and distribution agreement with Covidien plc ("Covidien"), which was subsequently acquired by Medtronic plc. Such agreement provides for cross-indemnities principally designed to place financial responsibility of the obligations and liabilities of the Company's business with the Company and financial responsibility for the obligations and liabilities of Covidien's remaining business with Covidien, among other indemnities.

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

Governmental Proceedings
Opioid Related Matters
The Company has been named in several lawsuits filed in federal court brought by various counties and cities, along with other opioid manufacturers and, often, distributors. In general, the lawsuits assert claims of public nuisance, negligence, civil conspiracy, fraud, violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) or similar state laws, consumer fraud, deceptive trade practices, insurance fraud, unjust enrichment and other common law claims arising from defendants’ manufacturing, distribution, marketing and promotion of opioids and seek restitution, damages, injunctive and other relief and attorneys’ fees and costs. These claims have been filed or amended to include the Company in the U.S. District Court for the Southern District of Illinois (October 26, 2017 and October 27, 2017), the U.S. District Court for the Southern District of Ohio (between September 22, 2017 and November 6, 2017), the U.S. District Court for the Northern District of Alabama (October 25, 2017), the U.S. District Court for the Eastern District of Michigan (October 12, 2017), and the U.S. District Courts for the Eastern and Western Districts of Kentucky (between October 3 and October 30, 2017). The Company intends to vigorously defend itself in these matters.
On June 13, 2017, the District Attorneys General of Tennessee’s First, Second and Third Judicial Districts and Baby Doe jointly filed a lawsuit in Circuit Court for Sullivan County in Kingsport, Tennessee against certain prescription opioid manufacturers, including the Company, and other parties. The lawsuit alleges violations of Tennessee’s Drug Dealer Liability Act and public nuisance laws arising out of defendants’ alleged opioid sales and marketing practices, seeking restitution, damages, injunctive and other relief and attorneys’ fees and costs. On September 29, 2017, a similar lawsuit was filed against the Company and other parties by several other Tennessee District Attorneys General and two Baby Does in the Circuit Court for Campbell County in Jacksboro, Tennessee and generally parallels the claims in the Sullivan County lawsuit and seeks similar relief. On August 3, 2017, a lawsuit was filed in Multnomah County Circuit Court in Oregon by the County of Multnomah against certain prescription opioid manufacturers, including the Company, as well as distributors and healthcare providers, asserting claims of public nuisance, abnormally dangerous activity, fraud, and negligence, and seeking relief similar to that sought in the Tennessee and federal actions. The Company intends to vigorously defend itself in these matters.
The Company has also received various subpoenas and requests for information related to the distribution, marketing and sale of the Company’s opioid products. On July 26, 2017, the Company received a subpoena from the Department of Justice, on August 24, 2017, the Company received a Civil Investigative Demand (“CID”) from the Missouri Attorney General’s Office and on September 22, 2017, the Company received a subpoena from the New Hampshire Attorney General’s Office. The Company is in the process of responding to these subpoenas and the CID, and the Company intends to cooperate fully in these investigations.
SEC Subpoena. In January 2017, the Company received a subpoena from the SEC for documents related to the Company’s public statements, filings and other disclosures regarding Acthar sales, profits, revenue, promotion and pricing. The Company has responded to this subpoena, and the Company intends to cooperate fully in the investigation.
Boston Subpoena. In December 2016, the Company received a subpoena from the United States Attorney’s Office ("USAO") for the District of Massachusetts for documents related to the Company’s provision of financial and other support to patients, including through charitable foundations, and related matters. The Company is in the process of responding to this subpoena, and the Company intends to cooperate fully in the investigation.
Texas Pricing Investigation. In November 2014, the Company received a CID from the Civil Medicaid Fraud Division of the Texas Attorney General's Office. According to the CID, the Attorney General's office is investigating the possibility of false reporting of information by the Company regarding the prices of certain of its drugs used by Texas Medicaid to establish reimbursement rates for pharmacies that dispensed the Company's drugs to Texas Medicaid recipients. The Company is in the process of responding to these requests.
Mallinckrodt Inc. v. U.S. Food and Drug Administration, et al. In November 2014, the Company filed a Complaint ("the Complaint") in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the United States for judicial review of what the Company believes is the FDA's inappropriate and unlawful reclassification of the Company's Methylphenidate HCl Extended-Release tablets USP (CII) ("Methylphenidate ER") in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("Orange Book") on November 13, 2014. The Company also sought a temporary restraining order ("TRO") directing the FDA to reinstate the Orange Book AB rating for the Company's Methylphenidate ER products. The court denied the Company's motion for a TRO and in July 2015, the court granted the FDA’s motion to dismiss with respect to three of the five counts in the Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts.  The Company appealed the court’s decision to the U.S. Court of Appeals for the Fourth Circuit. On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of the Company's Abbreviated New Drug Application ("ANDA") for Methylphenidate ER. On October 21, 2016, the United States Court of Appeals for the Fourth Circuit issued an order placing that litigation in abeyance pending the outcome of the withdrawal proceedings. The Company concurrently submitted to the FDA requests for a hearing in the withdrawal proceeding and for an extension of the deadline for submitting documentation supporting the necessity of a hearing.  The FDA granted the Company’s initial request to extend the deadline, and on February 21, 2017, the FDA suspended the deadline in order to give the Center for Drug Evaluation and Research ("CDER") an opportunity to complete its production of documents. CDER shared an initial set of documents with the Company in June 2017 and is in the process of completing production documents to the Company. The Company is preparing the supporting documentation for its submission and plans to vigorously set forth its position in the withdrawal proceedings.
Therakos Investigation. In March 2014, the USAO for the Eastern District of Pennsylvania requested the production of documents related to an investigation of the U.S. promotion of Therakos’ immunotherapy drug/device system UVADEX/UVAR XTS and UVADEX/CELLEX (collectively, the "Therakos System"), for indications not approved by the FDA, including treatment of patients with graft versus host disease ("GvHD") and solid organ transplant patients, including pediatric patients. The investigation also includes Therakos’ efforts to secure FDA approval for additional uses of, and alleged quality issues relating to, UVADEX/UVAR. In August 2015, the USAO for the Eastern District of Pennsylvania sent Therakos a subsequent request for documents related to the investigation and has since made certain related requests. The Company is in the process of responding to these requests.
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

Patent Litigation
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
The Company intends to vigorously enforce its intellectual property rights relating to Inomax in both the Inter Partes Review ("IPR") and Praxair litigation proceedings to prevent the marketing of infringing generic products prior to the expiration of the patents covering Inomax. Trial of the suit filed in February 2015 was held in March 2017 and a decision was rendered September 5, 2017 that ruled five patents invalid and six patents not infringed. The Company has appealed the decision to the Court of Appeals for the Federal Circuit. An adverse outcome in the appeal of the Praxair litigation decision ultimately could result in the launch of a generic version of Inomax before the expiration of the last of the listed patents on February 19, 2034 (August 19, 2034 including pediatric exclusivity), which could adversely affect the Company's ability to successfully maximize the value of Inomax and have an adverse effect on its financial condition, results of operations and cash flows.
Inomax Patents: IPR Proceedings. In February 2015 and March 2015, the U.S. Patent and Trademark Office ("USPTO") issued Notices of Filing Dates Accorded to Petitions for IPR petitions filed by Praxair Distribution, Inc. concerning ten patents covering Inomax (i.e., five patents expiring in 2029 and five patents expiring in 2031).
In July 2015, the USPTO Patent Trial and Appeal Board ("PTAB") issued rulings denying the institution of four of the five IPR petitions challenging the five patents expiring in 2029.  The PTAB also issued a ruling in July 2015 that instituted the IPR proceeding in the fifth of this group of patents and the PTAB ruled in July 2016 that one claim of this patent survived review and is valid while the remaining claims were unpatentable.  The Company believes the valid claim describes and encompasses the manner in which Inomax is distributed in conjunction with its approved labeling and that Praxair infringes that claim. Praxair filed an appeal and the Company filed a cross-appeal of this decision to the Court of Appeals for the Federal Circuit. In March 2016, Praxair Distribution, Inc. submitted additional IPR petitions for the five patents expiring in 2029. The PTAB issued non-appealable rulings in August and September 2016 denying institution of all five of these additional IPR petitions. This group of five patents are those patents ruled invalid by the District Court in the September 5, 2017 decision.
In September 2015, the USPTO PTAB issued rulings that instituted the IPR proceedings in each of the second set of five patents that expire in 2031. In September 2016, the PTAB ruled that all claims in the five patents expiring in 2031 are patentable. Three of these patents were asserted in the Praxair litigation and part of the six patents ruled not infringed by the District Court in the September 5, 2017 decision.
Ofirmev Patent Litigation: B. Braun Medical Inc. In April 2017, Mallinckrodt Hospital Products Inc. and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against B. Braun Medical Inc. ("B. Braun") alleging that B. Braun infringed U.S. Patent Nos. 6,992,218 ("the ‘218 patent") and 9,399,012 ("the ‘012 patent") following receipt of a February 2017 notice from B. Braun concerning its submission of a New Drug Application ("NDA"), containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Following receipt of a second Paragraph IV notice letter from B. Braun on April 24, 2017 directed to the ‘012 patent, Mallinckrodt Hospital Products Inc. and Mallinckrodt IP filed suit in June 2017 in the U.S. District Court for the District of Delaware against B. Braun alleging that B. Braun infringed the ‘012 patent and U.S. 9,610,265 (“the ‘265 patent”). In both instances, a protective suit was filed in the U.S. District Court for the Eastern District of Pennsylvania to protect the 30-month stay against any venue challenge in Delaware. In July 2017, B. Braun filed motions to dismiss both actions in Delaware due to improper venue based on the recent U.S. Supreme Court TC Heartland decision on venue in patent cases, and also filed a separate motion to dismiss in the original action in Pennsylvania. Following receipt of a third Paragraph IV notice letter from B. Braun on July 13, 2017 that included a certification to the ‘265 patent, amended complaints were filed in July 2017 in the U.S. District Courts for the Districts of Delaware and Eastern District of Pennsylvania by Mallinckrodt Hospital Products Inc., Mallinckrodt IP and Pharmatop.  Also in July 2017, Mallinckrodt Hospital Products Inc., Mallinckrodt IP and Pharmatop filed a motion to stay the action in the Eastern District of Pennsylvania. A hearing occurred August 24, 2017 in the U.S. District Court for the District of Delaware regarding B. Braun’s motion to dismiss the Delaware actions for improper venue. A decision has not been rendered. A scheduling conference occurred October 4, 2017 in the U.S. District Court for the Eastern District of Pennsylvania and no decisions were rendered on any of the pending motions. A hearing on these pending motions has been scheduled for December 29, 2017.

Ofirmev Patent Litigation: Agila Specialties Private Limited, Inc. (now Mylan Laboratories Ltd.) and Agila Specialties Inc. (a Mylan Inc. Company), (collectively “Agila”).  In December 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed U.S. Patent No. 6,028,222 ("the '222") patent and the '218 patent following receipt of a November 2014 notice from Agila concerning its submission of a NDA containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Separately, on December 1, 2016 Mallinckrodt IP filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed the ‘012 patent. On December 31, 2016, the parties entered into settlement agreements on both suits under which Agila was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its NDA on or after December 6, 2020, or earlier under certain circumstances.
Ofirmev Patent Litigation: InnoPharma Licensing LLC and InnoPharma, Inc. In September 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against InnoPharma Licensing LLC and InnoPharma, Inc. (both are subsidiaries of Pfizer and collectively "InnoPharma") alleging that InnoPharma infringed the '222 patent and the '218 patent following receipt of an August 2014 notice from InnoPharma concerning its submission of a NDA, containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Separately, on December 1, 2016 Mallinckrodt IP filed suit in the U.S. District Court for the District of Delaware against InnoPharma alleging that InnoPharma infringed the ‘012 patent. On May 4, 2017, the parties entered into settlement agreements on both suits under which InnoPharma was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its NDA on or after December 6, 2020, or earlier under certain circumstances.
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

Commercial and Securities Litigation
Putative Class Action Litigation (MSP). On October 30, 2017, a putative class action lawsuit was filed against the Company and United BioSource Corporation ("UBC") in the U.S. District Court for the Central District of California. The case is captioned MSP Recovery Claims, Series II LLC, et al. v. Mallinckrodt ARD, Inc., et al. The complaint purports to be brought on behalf of two classes: all Medicare Advantage Organizations and related entities in the U.S. who purchased or provided reimbursement for Acthar pursuant to (i) Medicare Part C contracts (Class 1) and (ii) Medicare Part D contracts (Class 2) since January 1, 2011, with certain exclusions. The complaint alleges that the Company engaged in anticompetitive, unfair, and deceptive acts to artificially raise and maintain the price of Acthar. To this end, the complaint alleges that the Company unlawfully maintained a monopoly in a purported ACTH product market by acquiring the U.S. rights to Synacthen Depot and reaching anti-competitive agreements with the other defendants by selling Acthar through an exclusive distribution network. The complaint purports to allege claims under federal and state antitrust laws and state unfair competition and unfair trade practice laws. The Company intends to vigorously defend itself in this matter.
Employee Stock Purchase Plan Securities Litigation. On July 20, 2017, a purported purchaser of Mallinckrodt stock through Mallinckrodt’s Employee Stock Purchase Plans (“ESPPs”), filed a derivative and class action lawsuit in the Federal District Court in the Eastern District of Missouri, captioned Solomon v. Mallinckrodt plc, et al., against the Company, its Chief Executive Officer Mark C. Trudeau ("CEO") , its Chief Financial Officer Matthew K. Harbaugh ("CFO"), its Controller Kathleen A. Schaefer, and current and former directors of the Company. The plaintiff voluntarily dismissed the Missouri complaint and refiled it in the U.S. District Court for the District of Columbia. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt stock between November 25, 2014, and January 18, 2017, in the ESPPs. In the alternative, the plaintiff alleges a class action for those same purchasers/acquirers of stock in the ESPPs during the same period. The complaint asserts claims under Section

11 of the Securities Act, and for breach of fiduciary duty, misrepresentation, non-disclosure, mismanagement of the ESPPs’ assets and breach of contract arising from substantially similar allegations as those contained in the putative class action securities litigation filed on January 23, 2017 and described below. There are two competing movants to serve as lead plaintiff/lead counsel, and those motions remain pending. The Company intends to vigorously defend itself in this matter.
Putative Class Action Litigation (Rockford). On April 6, 2017, a putative class action lawsuit was filed against the Company and United BioSource Corporation ("UBC") in the U.S. District Court for the Northern District of Illinois. The case is captioned City of Rockford v. Mallinckrodt ARD, Inc., et al. The complaint purports to be brought on behalf of all self-funded entities in the U.S. and its Territories that paid for Acthar from August 2007 to the present. An amended complaint was filed on October 9, 2017, adding defendants and alleging that the Company engaged in anticompetitive, fraudulent, and deceptive acts to artificially raise and maintain the price of Acthar. To this end, the amended complaint alleges that the Company unlawfully maintained a monopoly in a purported ACTH product market by acquiring the U.S. rights to Synacthen Depot; conspired with the other defendants and violated anti-racketeering laws by selling Acthar through an exclusive distribution network; and committed a fraud on consumers by misrepresenting the value of Acthar. The Company intends to vigorously defend itself in this matter.
Putative Class Action Securities Litigation. On January 23, 2017, a putative class action lawsuit was filed against the Company and its CEO in the U.S. District Court for the District of Columbia, captioned Patricia A. Shenk v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased Mallinckrodt’s publicly traded securities on a domestic exchange between November 25, 2014 and January 18, 2017. The lawsuit generally alleges that the Company made false or misleading statements related to Acthar and Synacthen to artificially inflate the price of the Company’s stock. In particular, the complaint alleges a failure by the Company to provide accurate disclosures concerning the long-term sustainability of Acthar revenues, and the exposure of Acthar to Medicare and Medicaid reimbursement rates. On January 26, 2017, a second putative class action lawsuit, captioned Jyotindra Patel v. Mallinckrodt plc, et al. was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Patel complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Shenk lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 13, 2017, a third putative class action lawsuit, captioned Amy T. Schwartz, et al., v. Mallinckrodt plc, et al., was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Schwartz complaint purports to be brought on behalf of shareholders who purchased shares of the Company between July 14, 2014 and January 18, 2017 and asserts claims similar to those set forth in the Shenk lawsuit. On March 23, 2017, a fourth putative class action lawsuit, captioned Fulton County Employees’ Retirement System v. Mallinckrodt plc, et al., was filed against the Company and its CEO and CFO in the U.S. District Court for the District of Columbia. The Fulton County complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Schwartz lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 27, 2017, four separate plaintiff groups moved to consolidate the pending cases and to be appointed as lead plaintiffs in the consolidated case. Since that time, two of the plaintiff groups have withdrawn their motions. There are two competing movants to serve as lead plaintiff/lead counsel, and those motions remain pending. The Company intends to vigorously defend itself in this matter.
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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of September 29, 2017, it was probable that it would incur remedial costs in the range of $37.8 million to $114.2 million. The Company also concluded that, as of September 29, 2017, the best estimate within this range was $75.5 million, of which $2.4 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at September 29, 2017. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
On March 4, 2016, the EPA issued the Record of Decision ("ROD") for the lower 8 miles of the River. The EPA's selected remedy for this stretch of the River was a slight modification of the preferred approach it identified in the revised FFS issued in April 2014. The new discounted, estimated cost was $1.38 billion. By letter dated March 31, 2016, EPA notified the Company, and approximately 98 other parties, of the Company’s potential liability for the lower 8 miles of the River. The letter also announced the EPA's intent to seek to determine whether one company, Occidental Chemicals Corporation ("OCC"), would voluntarily enter into an agreement to perform the remedial design for the remedy selected in the ROD. The letter stated that, after execution of such an agreement, EPA planned to begin negotiation of an agreement under which OCC and the other major PRPs would implement and/or pay for the EPA’s selected remedy for the lower 8 miles of the River. Finally, the letter announced EPA's intent to provide a separate notice to unspecified parties of the opportunity to discuss a cash out settlement for the lower 8 miles of the River at a later date. On October 5, 2016, EPA announced that OCC had entered into an agreement to develop the remedial design.
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
Mallinckrodt Veterinary, Inc., Millsboro, Delaware. The Company previously operated a facility in Millsboro, Delaware ("the Millsboro Site") where various animal healthcare products were manufactured. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third party near the Millsboro Site. The Company, and another former owner, have assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA. The Company and another PRP have entered into two AOCs with the EPA to perform investigations to abate, mitigate or eliminate the release or threat of release of hazardous substances at the Millsboro Site and to conduct an Engineering Evaluation/Cost Analysis ("EE/CA") to characterize the nature and extent of the contamination. The Company, along with the other party, continues to conduct the studies and prepare remediation plans in accordance with the AOCs. In January 2017, the EPA issued its Action Memorandum regarding the EE/CA. The parties have negotiated a third AOC to implement the removal action. The AOC has been fully executed, with an effective date of August 8, 2017. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend itself in these matters. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of September 29, 2017, there were approximately 11,500 asbestos-related cases pending against the Company.
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

Industrial Revenue Bonds
Through September 29, 2017, the Company exchanged title to $16.0 million of its plant assets in return for an equal amount of Industrial Revenue Bonds ("IRB") issued by Saint Louis County. The Company also simultaneously leased such assets back from Saint Louis County under capital leases expiring through December 2025, the terms of which provide it with the right of offset against the IRBs. The lease also provides an option for the Company to repurchase the assets at the end of the lease for nominal consideration. These transactions collectively result in a ten year property tax abatement from the date the property is placed in service. Due to the right of offset, the capital lease obligations and IRB assets are recorded net in the unaudited condensed consolidated balance sheets. The Company expects that the right of offset will be applied to payments required under these arrangements.

Interest-bearing Deferred Tax Obligation
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar intangible assets during the three months ended December 26, 2014. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453A ("Section 453A") the gain is considered taxable in the period in which installment payments are received. During the three months ended December 25, 2015, the Company entered into similar transactions with certain intangible assets acquired in the acquisitions of Ikaria, Inc. and Therakos, Inc. During the three months ended March 31, 2017, the Company sold its Intrathecal Therapy business with a portion of the consideration from the sale being in the form of a note receivable subject to the installment sale provisions described above. As of September 29, 2017, the Company had an aggregate $1,606.7 million of interest-bearing U.S. deferred tax liabilities associated with outstanding installment notes. The GAAP calculation of interest associated with these deferred tax liabilities is subject to variable interest rates. The Company recognized interest expense associated with these deferred tax liabilities of $17.6 million and $17.4 million for the three months ended September 29, 2017 and September 30, 2016, respectively, and $53.9 million and $55.1 million for the nine months ended September 29, 2017 and September 30, 2016, respectively.
The Company has reported Section 453A interest on its tax returns on the basis of its interpretation of the U.S. Internal Revenue Code and Regulations. Alternative interpretations of these provisions could result in additional interest payable on the deferred tax liability. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company’s interpretation and maintains a corresponding liability of $42.9 million and $30.3 million as of September 29,

2017 and December 30, 2016, respectively. The balance of this liability is expected to increase over future periods until such uncertainty is resolved. Favorable resolution of this uncertainty would likely result in a material reversal of this liability and a benefit being recorded to interest expense within the unaudited condensed consolidated statements of income.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	September 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$34.1	$23.2	$10.9	$—
Equity securities	21.6	21.6	—	—
Foreign exchange forward and option contracts	0.6	0.6	—	—
	$56.3	$45.4	$10.9	$—

Liabilities:
Deferred compensation liabilities	$38.9	$—	$38.9	$—
Contingent consideration and acquired contingent liabilities	268.6	—	—	268.6
Foreign exchange forward and option contracts	1.2	1.2	—	—
	$308.7	$1.2	$38.9	$268.6

	December 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$33.6	$22.8	$10.8	$—
Foreign exchange forward and option contracts	0.7	0.7	—	—
	$34.3	$23.5	$10.8	$—

Liabilities:
Deferred compensation liabilities	$32.5	$—	$32.5	$—
Contingent consideration and acquired contingent liabilities	250.5	—	—	250.5
Foreign exchange forward and option contracts	3.4	3.4	—	—
	$286.4	$3.4	$32.5	$250.5

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
Contingent consideration and acquired contingent liabilities. The Company maintains various contingent consideration and acquired contingent liabilities associated with the acquisitions of Questcor, Hemostasis products, Stratatech and InfaCare.
During the nine months ended September 29, 2017, the Company paid the required annual payment of $25.0 million related to the license of developmental product MNK-1411 from Novartis. The fair value of the remaining contingent payments was measured based on the net present value of a probability-weighted assessment. At September 29, 2017, the total remaining payments under the license agreement shall not exceed $140.0 million. At September 29, 2017 and December 30, 2016, the fair value of the MNK-1411 contingent liability was $104.5 million and $124.7 million, respectively.
As part of the Hemostasis Acquisition, the Company provided contingent consideration to The Medicines Company in the form of sales-based milestones associated with Raplixa and PreveLeak, and acquired contingent liabilities associated with The Medicines Company's prior acquisitions of the aforementioned products. The Company determined the fair value of the contingent consideration and acquired contingent liabilities based on an option pricing model to be $62.2 million and $11.6 million, respectively, at September 29, 2017. The fair value of the contingent consideration and acquired contingent liabilities based on an option pricing model were $58.9 million and $11.2 million, respectively, as of December 30, 2016.
As part of the Stratatech Acquisition, the Company provided contingent consideration to the prior shareholders of Stratatech, primarily in the form of regulatory filing and approval milestones associated with the deep partial thickness and full thickness indications associated with the StrataGraft product. The Company assesses the likelihood of and timing of making such payments. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the Stratatech Acquisition to be $55.3 million and $55.7 million at September 29, 2017 and December 30, 2016, respectively.
As part of the InfaCare Acquisition, the Company provided contingent consideration to the prior shareholders of InfaCare in the form of both regulatory approval milestones for full-term and pre-term neonates for stannsoporfin and sales-based milestones associated with stannsoporfin. The Company determined the fair value of the contingent consideration based on an option pricing model to be $35.0 million as of September 25, 2017.

The following table provides a summary of the changes in the Company's contingent consideration and acquired contingent liabilities:

Balance at December 30, 2016	$250.5
Acquisition date fair value of contingent consideration	35.0
Payments	(25.0)
Accretion expense	4.0
Fair value adjustment	4.1
Balance at September 29, 2017	$268.6

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of September 29, 2017 and December 30, 2016:

•
The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $18.2 million and $19.1 million as of September 29, 2017 and December 30, 2016, (level 1), respectively, which was included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets.

•
The Company received a portion of consideration for the sale of the Intrathecal business in the form of a note receivable. The fair value of the note receivable was equivalent to its carrying value of $154.0 million as of September 29, 2017 (level 1).

•
The Company entered into short-term investment certificates during the three months ended December 30, 2016. These certificates are carried at cost, which approximates fair value, of $1.6 million and $11.1 million at September 29, 2017 and December 30, 2016, respectively (level 2). These certificates are included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.

•
The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $66.8 million and $67.6 million at September 29, 2017 and December 30, 2016, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.

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

	September 29, 2017		December 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate receivable securitization due July 2017	$—	$—	$250.0	$250.0
3.50% notes due April 2018	300.0	300.2	300.0	298.7
4.875% notes due April 2020	700.0	696.7	700.0	699.5
Variable-rate receivable securitization due July 2020	200.0	200.0	—	—
Term loans due March 2021	—	—	1,948.5	1,953.2
4.00% term loan due February 2022	—	—	6.5	6.5
9.50% debentures due May 2022	10.4	11.5	10.4	12.0
5.75% notes due August 2022	884.0	853.3	884.0	850.3
8.00% debentures due March 2023	4.4	4.7	4.4	4.9
4.75% notes due April 2023	526.5	448.5	600.0	520.9
5.625% notes due October 2023	738.0	689.5	738.0	682.4
Term loan due September 2024	1,855.7	1,853.8	—	—
5.50% notes due April 2025	692.1	625.4	695.0	615.7
Revolving credit facility	—	—	100.0	100.0

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
The following table shows net sales attributable to distributors that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
CuraScript, Inc.	41%	40%	40%	37%
McKesson Corporation	9%	11%	9%	11%
The following table shows accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable at the end of each period:

	September 29, 2017	December 30, 2016
McKesson Corporation	20%	28%
Amerisource Bergen Corporation	14%	15%
CuraScript, Inc.	14%	15%
Cardinal Health, Inc.	11%	10%

The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Acthar	39%	37%	37%	34%
Inomax	16%	14%	16%	14%

18.	Segment Data
The two reportable segments are further described below:

•	Specialty Brands includes branded medicines; and

•	Specialty Generics includes specialty generic drugs, API and external manufacturing.
Selected information by reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales:
Specialty Brands	$591.4	$633.1	$1,743.1	$1,757.4
Specialty Generics	189.1	239.8	643.7	767.6
Net sales of reportable segments	780.5	872.9	2,386.8	2,525.0
Other (1)	13.4	14.3	42.5	44.6
Net sales	$793.9	$887.2	$2,429.3	$2,569.6
Operating income:
Specialty Brands	$316.6	$334.1	$865.7	$897.1
Specialty Generics	40.4	63.9	179.9	260.9
Segment operating income	357.0	398.0	1,045.6	1,158.0
Unallocated amounts:
Corporate and unallocated expenses (2)	(47.6)	(65.7)	(163.9)	(125.2)
Intangible asset amortization	(173.2)	(175.9)	(523.0)	(526.7)
Restructuring and related charges, net (3)	(15.5)	(8.7)	(35.7)	(34.0)
Non-restructuring impairment charges	—	—	—	(16.9)
Operating income	$120.7	$147.7	$323.0	$455.2

(1)	Represents net sales under an ongoing supply agreement with the acquirer of the CMDS business.

(2)	Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.

(3)	Includes restructuring-related accelerated depreciation.

Net sales by product family within the Company's reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Acthar	$308.7	$327.0	$899.9	$873.7
Inomax	125.7	126.9	379.6	363.5
Ofirmev	75.4	75.6	224.5	217.4
Therakos immunotherapy	55.3	54.5	157.7	157.2
Hemostasis products	16.2	17.2	42.8	42.5
Other	10.1	31.9	38.6	103.1
Specialty Brands	591.4	633.1	1,743.1	1,757.4

Hydrocodone (API) and hydrocodone-containing tablets	10.0	30.8	63.3	109.8
Oxycodone (API) and oxycodone-containing tablets	13.4	28.8	60.6	97.3
Methylphenidate ER	14.3	23.4	58.2	72.3
Other controlled substances	103.9	111.8	319.0	358.4
Other products	47.5	45.0	142.6	129.8
Specialty Generics	189.1	239.8	643.7	767.6

Other (1)	13.4	14.3	42.5	44.6
Net sales	$793.9	$887.2	$2,429.3	$2,569.6

(1)	Represents net sales under an ongoing supply agreement with the acquirer of the CMDS business.

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
Set forth on the following pages are the condensed consolidating financial statements for the three and nine months ended September 29, 2017 and September 30, 2016, and as of September 29, 2017 and December 30, 2016. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and other subsidiaries. Condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 29, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.7	$37.6	$333.5	$—	$371.8
Accounts receivable, net	—	—	464.3	—	464.3
Inventories	—	—	341.3	—	341.3
Prepaid expenses and other current assets	0.3	0.2	120.6	—	121.1
Notes receivable	—	—	154.0	—	154.0
Current assets held for sale	—	—	—	—	—
Intercompany receivables	127.9	246.8	694.1	(1,068.8)	—
Total current assets	128.9	284.6	2,107.8	(1,068.8)	1,452.5
Property, plant and equipment, net	—	—	962.4	—	962.4
Goodwill	—	—	3,459.5	—	3,459.5
Intangible assets, net	—	—	8,545.9	—	8,545.9
Investment in subsidiaries	4,923.4	21,531.2	10,654.1	(37,108.7)	—
Intercompany loans receivable	744.8	—	4,710.0	(5,454.8)	—
Other assets	—	—	191.6	—	191.6
Total Assets	$5,797.1	$21,815.8	$30,631.3	$(43,632.3)	$14,611.9

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$318.0	$0.2	$—	$318.2
Accounts payable	—	—	104.9	—	104.9
Accrued payroll and payroll-related costs	—	—	84.4	—	84.4
Accrued interest	—	77.5	0.6	—	78.1
Income taxes payable	—	—	28.1	—	28.1
Accrued and other current liabilities	1.3	0.4	438.7	—	440.4
Current liabilities held for sale	—	—	—	—	—
Intercompany payables	682.8	—	386.0	(1,068.8)	—
Total current liabilities	684.1	395.9	1,042.9	(1,068.8)	1,054.1
Long-term debt	—	5,303.3	214.1	—	5,517.4
Pension and postretirement benefits	—	—	67.5	—	67.5
Environmental liabilities	—	—	73.1	—	73.1
Deferred income taxes	—	—	2,294.1	—	2,294.1
Other income tax liabilities	—	—	78.5	—	78.5
Intercompany loans payable	—	5,454.8	—	(5,454.8)	—
Other liabilities	—	7.7	406.5	—	414.2
Total Liabilities	684.1	11,161.7	4,176.7	(6,523.6)	9,498.9
Shareholders' Equity	5,113.0	10,654.1	26,454.6	(37,108.7)	5,113.0
Total Liabilities and Shareholders' Equity	$5,797.1	$21,815.8	$30,631.3	$(43,632.3)	$14,611.9

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

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 29, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$793.9	$—	$793.9
Cost of sales	0.9	—	392.4	—	393.3
Gross profit	(0.9)	—	401.5	—	400.6
Selling, general and administrative expenses	13.4	0.2	192.1	—	205.7
Research and development expenses	1.8	—	57.7	—	59.5
Restructuring charges, net	—	—	14.3	—	14.3
Non-restructuring impairment charges	—	—	—	—	—
Losses on divestiture and license	—	—	0.4	—	0.4
Operating (loss) income	(16.1)	(0.2)	137.0	—	120.7

Interest expense	(3.3)	(90.9)	(19.0)	20.6	(92.6)
Interest income	2.2	0.4	19.3	(20.6)	1.3
Other income, net	1.4	1.7	0.6	—	3.7
Intercompany fees	(4.3)	—	4.3	—	—
Equity in net income of subsidiaries	82.4	261.8	174.7	(518.9)	—
Income from continuing operations before income taxes	62.3	172.8	316.9	(518.9)	33.1
Income tax benefit	(1.4)	(2.1)	(27.7)	—	(31.2)
Income from continuing operations	63.7	174.9	344.6	(518.9)	64.3
Loss from discontinued operations, net of income taxes	—	(0.2)	(0.4)	—	(0.6)
Net income	63.7	174.7	344.2	(518.9)	63.7
Other comprehensive loss, net of tax	(5.1)	(5.1)	(10.5)	15.6	(5.1)
Comprehensive income	$58.6	$169.6	$333.7	$(503.3)	$58.6

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$887.2	$—	$887.2
Cost of sales	—	—	397.0	—	397.0
Gross profit	—	—	490.2	—	490.2
Selling, general and administrative expenses	14.7	0.1	253.0	—	267.8
Research and development expenses	—	—	67.9	—	67.9
Restructuring charges, net	—	—	6.8	—	6.8
Non-restructuring impairment charge	—	—	—	—	—
Losses on divestiture and license	—	—	—	—	—
Operating (loss) income	(14.7)	(0.1)	162.5	—	147.7

Interest expense	(36.1)	(82.0)	(19.4)	43.5	(94.0)
Interest income	—	0.2	43.8	(43.5)	0.5
Other income (expense), net	7.4	—	(8.0)	—	(0.6)
Intercompany fees	(5.6)	—	5.6	—	—
Equity in net income of subsidiaries	157.1	302.7	224.5	(684.3)	—
Income from continuing operations before income taxes	108.1	220.8	409.0	(684.3)	53.6
Income tax benefit	(6.9)	(4.1)	(45.4)	—	(56.4)
Income from continuing operations	115.0	224.9	454.4	(684.3)	110.0
(Loss) income from discontinued operations, net of income taxes	—	(0.4)	5.4	—	5.0
Net income	115.0	224.5	459.8	(684.3)	115.0
Other comprehensive loss, net of tax	(19.9)	(19.9)	(39.8)	59.7	(19.9)
Comprehensive income	$95.1	$204.6	$420.0	$(624.6)	$95.1

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 29, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$2,429.3	$—	$2,429.3
Cost of sales	1.8	—	1,192.2	—	1,194.0
Gross profit	(1.8)	—	1,237.1	—	1,235.3
Selling, general and administrative expenses	46.7	0.6	698.6	—	745.9
Research and development expenses	3.6	—	187.3	—	190.9
Restructuring charges, net	—	—	32.1	—	32.1
Non-restructuring impairment charge	—	—	—	—	—
Gains on divestiture and license	—	—	(56.6)	—	(56.6)
Operating income	(52.1)	(0.6)	375.7	—	323.0

Interest expense	(10.0)	(264.9)	(57.9)	53.8	(279.0)
Interest income	5.3	1.0	50.3	(53.8)	2.8
Other income (expense), net	19.0	(1.6)	(11.2)	—	6.2
Intercompany fees	(13.3)	—	13.3	—	—
Equity in net income of subsidiaries	572.1	1,113.5	848.1	(2,533.7)	—
Income from continuing operations before income taxes	521.0	847.4	1,218.3	(2,533.7)	53.0
Income tax benefit	(4.7)	(2.6)	(103.5)	—	(110.8)
Income from continuing operations	525.7	850.0	1,321.8	(2,533.7)	163.8
(Loss) income from discontinued operations, net of income taxes	—	(1.9)	363.8	—	361.9
Net income	525.7	848.1	1,685.6	(2,533.7)	525.7
Other comprehensive income, net of tax	59.4	59.4	117.9	(177.3)	59.4
Comprehensive income	$585.1	$907.5	$1,803.5	$(2,711.0)	$585.1

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$2,569.6	$—	$2,569.6
Cost of sales	—	—	1,165.5	—	1,165.5
Gross profit	—	—	1,404.1	—	1,404.1
Selling, general and administrative expenses	40.9	0.5	660.6	—	702.0
Research and development expenses	—	—	200.8	—	200.8
Restructuring charges, net	—	—	29.2	—	29.2
Non-restructuring impairment charge	—	—	16.9	—	16.9
Gains on divestiture and license	—	—	—	—	—
Operating income	(40.9)	(0.5)	496.6	—	455.2

Interest expense	(162.3)	(245.1)	(61.4)	182.0	(286.8)
Interest income	—	0.5	182.6	(182.0)	1.1
Other income (expense), net	22.3	—	(24.9)	—	(2.6)
Intercompany fees	(12.9)	0.1	12.8	—	—
Equity in net income of subsidiaries	609.8	1,015.2	786.2	(2,411.2)	—
Income from continuing operations before income taxes	416.0	770.2	1,391.9	(2,411.2)	166.9
Income tax benefit	(16.6)	(18.1)	(183.6)	—	(218.3)
Income from continuing operations	432.6	788.3	1,575.5	(2,411.2)	385.2
(Loss) income from discontinued operations, net of income taxes	—	(2.1)	49.5	—	47.4
Net income	432.6	786.2	1,625.0	(2,411.2)	432.6
Other comprehensive loss, net of tax	(20.3)	(20.3)	(41.0)	61.3	(20.3)
Comprehensive income	$412.3	$765.9	$1,584.0	$(2,349.9)	$412.3

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 29, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash from operating activities	$1,172.0	$1,233.7	$1,963.0	$(3,920.2)	$448.5
Cash Flows From Investing Activities:
Capital expenditures	—	—	(151.3)	—	(151.3)
Acquisitions and intangibles, net of cash acquired	—	—	(35.9)	—	(35.9)
Proceeds from divestiture of discontinued operations, net of cash	—	—	576.9	—	576.9
Intercompany loan investment, net	(741.3)	—	(920.8)	1,662.1	—
Investment in subsidiary	—	(1,412.5)	—	1,412.5	—
Other	—	—	0.5	—	0.5
Net cash from investing activities	(741.3)	(1,412.5)	(530.6)	3,074.6	390.2
Cash Flows From Financing Activities:
Issuance of external debt	—	500.0	40.0	—	540.0
Repayment of external debt and capital leases	—	(759.9)	(127.6)	—	(887.5)
Debt financing costs	—	(12.7)	—	—	(12.7)
Proceeds from exercise of share options	4.0	—	—	—	4.0
Repurchase of shares	(437.7)	—	—	—	(437.7)
Intercompany loan borrowings, net	—	1,614.5	47.6	(1,662.1)	—
Intercompany dividends	—	(1,170.0)	(2,750.2)	3,920.2	—
Capital contribution	—	—	1,412.5	(1,412.5)	—
Other	3.2	—	(21.8)	—	(18.6)
Net cash from financing activities	(430.5)	171.9	(1,399.5)	845.6	(812.5)
Effect of currency rate changes on cash	—	—	2.7	—	2.7
Net change in cash, cash equivalents and restricted cash	0.2	(6.9)	35.6	—	28.9
Cash, cash equivalents and restricted cash at beginning of period	0.5	44.5	316.1	—	361.1
Cash, cash equivalents and restricted cash at end of period	$0.7	$37.6	$351.7	$—	$390.0

Cash and cash equivalents at end of period	$0.7	$37.6	$333.5	$—	$371.8
Restricted Cash, current at end of period	—	—	—	—	—
Restricted Cash, noncurrent at end of period	—	—	18.2	—	18.2
Cash, cash equivalents and restricted cash at end of period	$0.7	$37.6	$351.7	$—	$390.0

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2016
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash from operating activities	$(21.3)	$(99.3)	$993.8	$—	$873.2
Cash Flows From Investing Activities:
Capital expenditures	—	—	(133.9)	—	(133.9)
Acquisitions and intangibles, net of cash acquired	—	—	(245.4)	—	(245.4)
Proceeds from divestiture of discontinued operations, net of cash	—	(1.4)	4.4	—	3.0
Intercompany loan investment, net	—	(69.4)	(1,587.5)	1,656.9	—
Investment in subsidiary	—	(815.0)	—	815.0	—
Proceeds from sale of subsidiary	3.4	—	—	(3.4)	—
Acquisition of subsidiary	—	—	(3.4)	3.4	—
Other	—	—	5.3	—	5.3
Net cash from investing activities	3.4	(885.8)	(1,960.5)	2,471.9	(371.0)
Cash Flows From Financing Activities:
Issuance of external debt	—	—	36.3	—	36.3
Repayment of external debt and capital leases	—	(420.3)	(18.7)	—	(439.0)
Debt financing costs	—	—	—	—	—
Proceeds from exercise of share options	10.4	—	—	—	10.4
Repurchase of shares	(377.5)	—	—	—	(377.5)
Intercompany loan borrowings, net	385.0	1,271.9	—	(1,656.9)	—
Capital contribution	—	—	815.0	(815.0)	—
Other	—	—	(23.0)	—	(23.0)
Net cash from financing activities	17.9	851.6	809.6	(2,471.9)	(792.8)
Effect of currency rate changes on cash	—	—	1.8	—	1.8
Net change in cash, cash equivalents and restricted cash	—	(133.5)	(155.3)	—	(288.8)
Cash, cash equivalents and restricted cash at beginning of period	0.3	158.5	429.6	—	588.4
Cash, cash equivalents and restricted cash at end of period	$0.3	$25.0	$274.3	$—	$299.6

Cash and cash equivalents at end of period	$0.3	$25.0	$255.2	$—	$280.5
Restricted Cash, current at end of period	—	—	0.1	—	0.1
Restricted Cash, noncurrent at end of period	—	—	19.0	—	19.0
Cash, cash equivalents and restricted cash at end of period	$0.3	$25.0	$274.3	$—	$299.6

20.	Subsequent Events

Commitments and Contingencies
Putative Class Action Litigation (MSP). On October 30, 2017, a putative class action lawsuit was filed against the Company and United BioSource Corporation ("UBC") in the U.S. District Court for the Central District of California. The case is captioned MSP Recovery Claims, Series II LLC, et al. v. Mallinckrodt ARD, Inc., et al. The complaint purports to be brought on behalf of two classes: all Medicare Advantage Organizations and related entities in the U.S. who purchased or provided reimbursement for Acthar pursuant to (i) Medicare Part C contracts (Class 1) and (ii) Medicare Part D contracts (Class 2) since January 1, 2011, with certain exclusions. The complaint alleges that the Company engaged in anticompetitive, unfair, and deceptive acts to artificially raise and maintain the price of Acthar. To this end, the complaint alleges that the Company unlawfully maintained a monopoly in a purported ACTH product market by acquiring the U.S. rights to Synacthen Depot and reaching anti-competitive agreements with the other defendants by selling Acthar through an exclusive distribution network. The complaint purports to allege claims under federal and state antitrust laws and state unfair competition and unfair trade practice laws. The Company intends to vigorously defend itself in this matter.
Opioid Related Matters. The Company has been named in several lawsuits filed in federal court brought by various counties and cities, along with other opioid manufacturers and, often, distributors. In general, the lawsuits assert claims of public nuisance, negligence, civil conspiracy, fraud, violations of RICO or similar state laws, consumer fraud, deceptive trade practices, insurance fraud, unjust enrichment and other common law claims arising from defendants’ manufacturing, distribution, marketing and promotion of opioids and seek restitution, damages, injunctive and other relief and attorneys’ fees and costs. These claims have been filed or amended to include the Company in the U.S. District Court for the Southern District of Illinois (October 26, 2017 and October 27, 2017), the U.S. District Court for the Southern District of Ohio (between September 22, 2017 and November 6, 2017), the U.S. District Court for the Northern District of Alabama (October 25, 2017), the U.S. District Court for the Eastern District of Michigan (October 12, 2017), and the U.S. District Courts for the Eastern and Western Districts of Kentucky (between October 3 and October 30, 2017). The Company intends to vigorously defend itself in these matters.

Inhaled Xenon Gas Licensing Agreement
On October 2, 2017, the Company entered into a licensing agreement ("the Licensing Agreement") for development and commercialization of NeuroproteXeon Inc.'s ("NeuroproteXeon") investigational, pharmaceutical-grade xenon gas for inhalation therapy being evaluated to improve survival and functional outcomes for patients resuscitated after a cardiac arrest. If approved, xenon gas for inhalation will expand the Company's portfolio of hospital drug-device combination products providing therapies for critically ill patients. The Company paid $10.0 million upfront with cash on hand to reimburse NeuroproteXeon for certain product development costs, and gained exclusive rights to commercialize the therapy, if approved, in the U.S., Canada, Japan and Australia. The Licensing Agreement includes additional payments of up to $25.0 million dependent on developmental, regulatory and sales milestones. In addition, NeuroproteXeon will receive tiered royalties on applicable worldwide net sales and a transfer price for commercial product supply. NeuroproteXeon will continue to be responsible for the cost of development and will manage the development of the product in collaboration with the Company.

Reorganization of Legal Entity Ownership
On October 6, 2017, the Company completed a reorganization of its legal entity ownership ("the Reorganization") to align with its ongoing transformation to become an innovation-driven specialty pharmaceuticals growth company. Many factors were considered in effecting the Reorganization, including streamlining treasury functions, simplifying legal entity reporting processes, and capital allocation efficiencies.
Given this Reorganization, the Internal Revenue Code required the Company to reallocate its tax basis from an investment in shares of a wholly-owned subsidiary to assets within another legal entity with no corresponding change in accounting basis. A deferred tax liability is not recognized on the wholly-owned subsidiary as there is a means for its recovery in a tax-free manner. The reallocation of tax basis resulted in a decrease to the net deferred tax liabilities associated with the assets within the other legal entity. During the three months ending December 29, 2017, the Company expects to record the reduction in its net deferred tax liabilities of $800.0 million to $950.0 million, which will result in the recognition of a net deferred income tax benefit of an equal amount. The reduction to net deferred tax liabilities is expected to be comprised of a $650.0 million to $775.0 million reduction to interest-bearing U.S. deferred tax liabilities and a $150.0 million to $175.0 million reduction to net deferred tax liabilities associated with intangible assets.
During the three months ended September 29, 2017, the Company recognized income tax expense of $36.1 million, with an offset to deferred tax liabilities commensurate with the completion of certain aspects of the Reorganization during the third quarter of 2017.

Ocera Acquisition
On November 2, 2017, the Company entered into an agreement to acquire Ocera Therapeutics, Inc. ("Ocera") through a cash tender offer to purchase all of the outstanding shares of Ocera common stock for upfront consideration of approximately $42.0 million and contingent consideration up to $75.0 million based on the successful completion of certain development and sales milestones. Ocera is a clinical stage biopharmaceutical company focused on the development and commercialization of novel therapeutics for orphan and other serious liver diseases with a high unmet medical need. Ocera’s developmental product OCR-002, an ammonia scavenger, is being studied for treatment of hepatic encephalopathy, a neuropsychiatric syndrome associated with hyperammonemia, a complication of acute or chronic liver disease. This transaction is expected to close in the fourth quarter of 2017.

Goodwill and Other Long-Lived Assets Impairment Analysis
Goodwill is tested for impairment on an annual basis or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. Management relies on a number of qualitative factors when considering a potential impairment such as its operating results, business plans, economic projections, anticipated future cash flows, transactions and market capitalization.
Subsequent to September 29, 2017, the Company's market capitalization has declined, which may be an indicator of impairment should this decrease be more than temporary. The Company will continue to assess the impact of its market capitalization. It is possible that if the Company's market capitalization decline is more than temporary, such decline could result in an impairment of goodwill and other long-lived assets associated with its reporting units.

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

Significant Events
Acquisitions and License Agreements

In October 2017, we entered into a licensing agreement (the "Licensing Agreement") for development and commercialization of NeuroproteXeon Inc.'s ("NeuroproteXeon") investigational, pharmaceutical-grade xenon gas for inhalation therapy being evaluated to improve survival and functional outcomes for patients resuscitated after a cardiac arrest. If approved, xenon gas for inhalation will expand our portfolio of hospital drug-device combination products providing therapies for critically ill patients. Under the terms of the Licensing Agreement, we paid $10.0 million upfront with cash on hand to reimburse NeuroproteXeon for certain product development costs, and gained exclusive rights to commercialize the therapy, if approved, in the U.S., Canada, Japan and Australia.  The Licensing Agreement includes additional payments of up to $25.0 million dependent on developmental, regulatory and sales milestones. In addition, NeuroproteXeon will receive tiered royalties on applicable worldwide product sales and a transfer price for commercial product supply. NeuroproteXeon will continue to be responsible for the cost of development and will manage the development of the product in collaboration with us.
In September 2017, we acquired InfaCare Pharmaceutical Corporation ("InfaCare") in a transaction valued at approximately $80.4 million, with additional payments of up to $345.0 million dependent on regulatory and sales milestones ("the InfaCare Acquisition"). InfaCare is focused on development and commercialization of proprietary pharmaceuticals for neonatal and pediatric patient populations. InfaCare's developmental product stannsoporfin, a heme oxygenase inhibitor, is under investigation for its potential to reduce the production of bilirubin, the elevation of which can contribute to serious consequences in infants. The acquisition was funded with cash on hand.
In August 2016, we acquired Stratatech Corporation ("Stratatech"), through the acquisition of all outstanding common stock for upfront consideration of $76.0 million and contingent milestone payments, which are primarily regulatory, and royalty obligations that could result in up to $121.0 million of additional consideration ("the Stratatech Acquisition"). Stratatech is a regenerative medicine company focused on the development of unique, proprietary skin substitute products. Developmental products include StrataGraft® regenerative skin tissue and a technology platform for genetically enhanced skin tissues. The acquisition was funded with cash on hand.
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

Divestitures
On January 27, 2017, we completed the sale of our Nuclear Imaging business to IBA Molecular ("IBAM") for approximately $690.0 million before tax impacts, including up-front consideration of approximately $574.0 million, up to $77.0 million of contingent consideration and the assumption of certain liabilities. We recorded a net of tax gain on the sale of the Nuclear Imaging business of $361.7 million during the nine months ended September 29, 2017, which excluded any potential proceeds from the contingent consideration and reflects a charge of $0.6 million during the three months ended September 29, 2017 primarily as a result of ongoing working capital adjustments. The financial results for the Nuclear Imaging business, including the recast of prior year balances, are presented within discontinued operations.
On March 17, 2017, we completed the sale of our Intrathecal Therapy business to Piramal Enterprises Limited's subsidiary in the United Kingdom ("U.K."), Piramal Critical Care, for approximately $203.0 million, including fixed consideration of $171.0 million and contingent consideration of up to $32.0 million. We recorded a pre-tax gain on the sale of the business of $56.6 million during the nine months ended September 29, 2017, which excluded any potential proceeds from the contingent consideration and reflects a post-sale adjustment of $0.4 million during the three months ended September 29, 2017. The financial results of the Intrathecal Therapy business are presented within continuing operations as this divestiture did not meet the criteria for discontinued operations classification.

Reorganization of Legal Entity Ownership
On October 6, 2017, we completed a reorganization of our legal entity ownership ("the Reorganization") to align with our ongoing transformation to become an innovation-driven specialty pharmaceuticals growth company. Many factors were considered in effecting the Reorganization, including streamlining treasury functions, simplifying legal entity reporting processes and capital allocation efficiencies.
Given this Reorganization, the Internal Revenue Code required us to reallocate our tax basis from an investment in shares of a wholly-owned subsidiary to assets within another legal entity with no corresponding change in accounting basis. A deferred tax liability is not recognized on the wholly-owned subsidiary as there is a means for its recovery in a tax-free manner. The reallocation of tax basis resulted in a decrease to the net deferred tax liabilities associated with the assets within the other legal entity. During the three months ending December 29, 2017, we expect to record the reduction in our net deferred tax liabilities of $800.0 million to $950.0 million, which will result in the recognition of a net deferred income tax benefit of an equal amount. The reduction to net deferred tax liabilities is expected to be comprised of a $650.0 million to $775.0 million reduction to interest-bearing U.S. deferred tax liabilities and a $150.0 million to $175.0 million reduction to net deferred tax liabilities associated with intangible assets.

During the three months ended September 29, 2017, we recognized income tax expense of $36.1 million, with an offset to deferred tax liabilities commensurate with the completion of certain aspects of the Reorganization during the third quarter of 2017.

Business Factors Influencing the Results of Operations
Products
The Specialty Generics segment has and may continue to experience customer consolidation and increased generic product approvals leading to increased competition, which is expected to result in further downward pressure on net sales, operating income and cash flows from operations. Net sales from the Specialty Generics segment, excluding Methylphenidate ER which is discussed further below, for the three and nine months ended September 29, 2017 were $174.8 million and $585.5 million, respectively, compared to $216.4 million and $695.3 million for the three and nine months ended September 30, 2016, respectively.

In November 2014, we were informed by the FDA that it believes our Methylphenidate ER products may not be therapeutically equivalent to the category reference listed drug and the FDA reclassified our Methylphenidate ER from freely substitutable at the pharmacy level (class AB) to presumed to be therapeutically inequivalent (class BX). The FDA has indicated that it has not identified any serious safety concerns with the products. We continue to market our Methylphenidate ER products as a class BX-rated drug. The FDA's action to reclassify our Methylphenidate ER products had, and is expected to continue to have, a negative impact on net sales and operating income. Net sales of our Methylphenidate ER products during the three and nine months ended September 29, 2017 were $14.3 million and $58.2 million, respectively, compared to $23.4 million and $72.3 million for the three and nine months ended September 30, 2016, respectively.

On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of Mallinckrodt’s ANDA for Methylphenidate ER. We have requested a hearing in the withdrawal proceedings, which has been indefinitely deferred by the FDA. We plan to vigorously set forth our position in the withdrawal proceedings. A potential outcome of the withdrawal proceedings is that our Methylphenidate ER products may lose their FDA approval, which could have a material, negative impact to our Specialty Generics segment.

The FDA recently approved new products that are expected to compete with our Methylphenidate ER products, and one competitor recently launched their products. Additional products expected to compete with our Methylphenidate ER products may be launched over the next several quarters. All of these products have a class AB rating compared with the class BX rating on our Methylphenidate ER products. It is uncertain how these product approvals may impact the FDA's withdrawal proceedings associated with our Methylphenidate ER products.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies.
In July 2016, our Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2016 Mallinckrodt Program") designed to further improve our cost structure, as we continue to transform our business. The 2016 Mallinckrodt Program is expected to include actions across both the Specialty Brands and Specialty Generics segments, as well as within corporate functions. There is no specified time period associated with the 2016 Mallinckrodt Program. Through September 29, 2017, we incurred restructuring charges of $49.2 million under the 2016 Mallinckrodt Program, which are expected to generate savings, primarily within our selling, general and administrative ("SG&A") expenses. In addition to the 2016 Mallinckrodt Program, we take certain restructuring actions to generate synergies from our acquisitions.

Research and Development Investment
We expect to continue to pursue targeted investments in research and development ("R&D") activities, both for existing products and the development of new portfolio assets. We intend to focus our R&D investments in the specialty pharmaceuticals areas, specifically investments to support our Specialty Brands, where we believe there is the greatest opportunity for growth and profitability. Our Specialty Brands include medicines for pain management, acute and critical care, and autoimmune and rare diseases (“ARD”). Our primary focus for the latter includes the therapeutic areas of neurology, rheumatology, nephrology, pulmonology and ophthalmology.
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
Data generation is an important strategic driver for our key products in development as they extend evidence in approved uses, label enhancements and new indications. Our strategy is realized through investments in both clinical and health economic activities. We are committed to supporting research that helps advance the understanding and treatment of a variety of different disease states that will further the understanding and development of our currently marketed products, including Acthar®, Inomax, Ofirmev®, and Therakos immunotherapy.
Our "acquire to invest" strategy also includes the acquisition and licensing of early and late stage development products to meet the needs of underserved patient populations. Under our strategy we continue the development process and perform clinical trials to support FDA approval of new products. The most significant development products in our pipeline are:

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

•
MNK-1411 (the product formerly described as Synacthen Depot®) is a depot formulation of Synacthen (tetracosactide), a synthetic 24 amino acid melanocortin receptor agonist. In August 2016, we announced that the FDA has granted our request for fast track designation for its Investigational New Drug ("IND") application for MNK-1411 in the treatment of Duchenne muscular dystrophy ("DMD"). The FDA's fast track designation is a process designed to facilitate the development, and expedite the review of drugs to treat serious conditions that fill an unmet medical need. We completed a Phase 1 study for MNK-1411 in healthy volunteers, and are using the information that was derived to determine optimal dosing in our Phase 2 trial, which is expected to commence during the next six months. In July 2017, we announced that the FDA had granted orphan drug designation to MNK-1411 for the treatment of DMD.

•
Stannsoporfin, a heme oxygenase inhibitor, is under investigation for its potential to reduce the production of bilirubin. If approved, stannsoporfin is expected to be a highly effective therapy used for near- and full-term infants at risk of developing complications associated with severe jaundice. This new treatment option may reduce the number of newborns advancing to bilirubin levels requiring more intrusive, less specific therapies, most often blood exchange transfusion and less frequently intravenous immunoglobululin infusions ("IVIG"), both of which have a more complex and lengthy administration than stannsoporfin's single injection. Stannsoporfin, if approved, may also decrease the risks associated with other treatments (e.g., bilirubin rebound) and the risk of prolonged and/or severe bilirubin elevation, which can impact central nervous system development. In December 2016, stannsoporfin was granted fast track designation by the FDA. After our recent acquisition of this product through the InfaCare Acquisition, we expect to submit our new drug application ("NDA") to the FDA by the end of fiscal 2017.

•
Xenon is a noble gas that has been used safely as an inhaled therapy in several studies to date. Following cardiac arrest, calcium channels in the brain can get over-activated, causing neuronal damage and cell death. When inhaled, xenon binds to N-methyl-D-aspartate receptors through a unique glycine-binding mechanism and can help regulate the flow of ions through the calcium channels. By mitigating neuronal damage and cell death following a cardiac arrest, inhaled xenon may be able to reduce time in coma, lower mortality rates and improve cognitive and motor functions. The Phase 3 trial, being conducted under an FDA Special Protocol Agreement, or SPA, is currently expected to begin in early 2018.

Specialty Generics. Specialty Generics development is focused on hard-to-manufacture pharmaceuticals with difficult-to-replicate pharmacokinetic profiles. Our Specialty Generics pipeline consists of several products in various stages of development. We currently perform most of our development work at our Specialty Generics headquarters and technical development center in Webster Groves, Missouri.

Results of Operations
Three Months Ended September 29, 2017 Compared with Three Months Ended September 30, 2016

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	September 29, 2017	September 30, 2016	Percentage Change
U.S.	$711.0	$814.1	(12.7)%
Europe, Middle East and Africa	60.3	54.4	10.8
Other	22.6	18.7	20.9
Net sales	$793.9	$887.2	(10.5)

Net sales for the three months ended September 29, 2017 decreased $93.3 million, or 10.5%, to $793.9 million, compared with $887.2 million for the three months ended September 30, 2016. This decrease was due to decreased net sales from both of our segments as overall net sales growth was impacted by the extra selling week during the three months ended September 30, 2016. Our Specialty Generics segment continues to experience a decrease in net sales due to increased competition and customer consolidation, which has resulted in downward pricing pressure. Our Specialty Brands segment experienced a decrease in net sales in Other branded products primarily driven by the sale of our Intrathecal Therapy business in the first quarter of 2017. Net sales related to Acthar also experienced a decrease, impacted by the extra selling week during the comparable period in 2016 and volume declines. We believe these lower volumes of Acthar resulted from an increasing number of written prescriptions going unfilled due to the challenging reimbursement environment. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended September 29, 2017 decreased $89.6 million, or 18.3%, to $400.6 million, compared with $490.2 million for the three months ended September 30, 2016. Gross profit margin was 50.5% for the three months ended September 29, 2017, compared with 55.3% for the three months ended September 30, 2016. The decrease in gross profit and gross profit margin was partially attributable to channel consolidation and increased price competition in the Specialty Generics business, contributing to a $46.2 million decline in that segment's gross profit. Also negatively impacting gross profit this quarter was the lower net sales in the higher margin Specialty Brands business and a $10.6 million increase in royalty expense attributable to our Specialty Brands segment.
Selling, general and administrative expenses. SG&A expenses for the three months ended September 29, 2017 were $205.7 million, compared with $267.8 million for the three months ended September 30, 2016, a decrease of $62.1 million, or 23.2%. The decrease was attributable to various factors, including a smaller unfavorable adjustment to contingent consideration liabilities, lower employee compensation costs, professional fees, acquisition related expenses and pension expense following the settlement of our defined benefit pension plans; all of which were partially offset by a loss from the effects of our foreign currency hedges, which was entered into during the nine months ended September 29, 2017, charitable contributions and legal expenses. SG&A expenses were 25.9% of net sales for the three months ended September 29, 2017 and 30.2% of net sales for the three months ended September 30, 2016.
Research and development expenses. R&D expenses decreased $8.4 million, or 12.4%, to $59.5 million for the three months ended September 29, 2017, compared with $67.9 million for the three months ended September 30, 2016. The decrease was attributable to lower spend in the Specialty Generics segment and the sale of our Intrathecal Therapy business in the first quarter of 2017. These decreases were partially offset by increased R&D expenses in our Specialty Brands segment, where our pipeline products are concentrated. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of net sales, R&D expenses were 7.5% and 7.7% for the three months ended September 29, 2017 and September 30, 2016, respectively.
Restructuring charges, net. During the three months ended September 29, 2017, we recorded $15.5 million of restructuring and related charges, net, including $1.2 million of accelerated depreciation in SG&A and cost of sales, primarily related to exiting certain facilities. During the three months ended September 30, 2016, we recorded restructuring and related charges, net, of $8.7 million, including $1.9 million of accelerated depreciation in SG&A and cost of sales, primarily related to employee severance benefits across both of our segments and corporate functions.
Losses on divestiture and license. During the three months ended September 29, 2017, we recorded a $0.4 million pre-tax loss associated with the final working capital adjustment related to the sale of our Intrathecal Therapy business.

Non-Operating Items
Interest expense and interest income. During the three months ended September 29, 2017 and September 30, 2016, net interest expense was $91.3 million and $93.5 million, respectively. Interest expense during the three months ended September 29, 2017 and September 30, 2016 included $5.3 million and $6.3 million, respectively, of non-cash interest expense. In addition, interest income increased to $1.3 million for the three months ended September 29, 2017, compared with $0.5 million for the three months ended September 30, 2016.
Other income (expense), net. During the three months ended September 29, 2017, we recorded other income, net, of $3.7 million and during the three months ended September 30, 2016, we recorded other expense, net, of $0.6 million. The three months ended September 29, 2017 included a $1.7 million gain on certain debt repurchases, that aggregated to a total principal amount of $13.0 million. The remaining amounts in both fiscal years represented items including gains and losses on intercompany financing, foreign currency transactions and related hedging instruments.
Income tax expense (benefit). Income tax benefit was $31.2 million on income from continuing operations before income taxes of $33.1 million for the three months ended September 29, 2017 and an income tax benefit of $56.4 million on income from continuing operations before income taxes of $53.6 million for the three months ended September 30, 2016. This resulted in effective tax rates of negative 94.3% and negative 105.2% for the three months ended September 29, 2017 and September 30, 2016, respectively. The income tax benefit for the three months ended September 29, 2017 is comprised of $60.0 million of current tax benefit and $28.8 million of deferred tax expense. The net deferred tax expense of $28.8 million includes $45.5 million of deferred tax benefit which is predominantly related to acquired intangible assets offset by $74.3 million of deferred tax expense related to utilization of tax attributes. The income tax benefit for the three months ended September 30, 2016 is comprised of $37.9 million of current tax expense and $94.3 million of deferred tax benefit which is predominantly related to acquired intangible assets.
The effective tax rate for the three months ended September 29, 2017, as compared with the three months ended September 30, 2016 increased by 10.9 percentage points. Included within this net increase was a 109.4 percentage point increase related to the completion of certain aspects of the reorganization of our legal entity ownership, which occurred during the three months ended September 29, 2017. Also within this increase was a 36.7 percentage point increase attributable to the recognition of previously unrecognized tax benefits, which occurred during the three months ended September 30, 2016. The remaining 135.2 percentage point decrease was primarily attributable to differing levels of income from continuing operations before taxes for the three months ended September 29, 2017 as compared with the three months ended September 30, 2016.
(Loss) income from discontinued operations, net of income taxes. We recorded a loss from discontinued operations of $0.6 million during the three months ended September 29, 2017 compared to income from discontinued operations of $5.0 million during the three months ended September 30, 2016. The loss from discontinued operations for the three months ended September 29, 2017 consists of various post-sale adjustments associated with our previous divestitures. The income from discontinued operations for the three months ended September 30, 2016 included $8.4 million of income from operating results associated with the Nuclear Imaging business and a $4.4 million loss on the disposal of the CMDS business.

Results of Operations
Nine Months Ended September 29, 2017 Compared with Nine Months Ended September 30, 2016
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Nine Months Ended
	September 29, 2017	September 30, 2016	Percentage Change
U.S.	$2,197.7	$2,355.2	(6.7)%
Europe, Middle East and Africa	176.2	162.5	8.4
Other	55.4	51.9	6.7
Net sales	$2,429.3	$2,569.6	(5.5)

Net sales for the nine months ended September 29, 2017 decreased $140.3 million, or 5.5%, to $2,429.3 million, compared with $2,569.6 million for the nine months ended September 30, 2016. This decrease was due to decreased net sales from both of our segments, with the largest decrease in our Specialty Generics segment due to increased competition and customer consolidation, which has resulted in downward pricing pressure. Our Specialty Brands segment experienced a decrease in net sales in Other branded products primarily driven by the sale of our Intrathecal Therapy business in the first quarter of 2017 and favorable adjustments to returns reserves in the prior year, both of which were partially offset by favorable pricing for Acthar, in addition to the benefits of Inomax contracting and growth from Ofirmev. In addition, overall net sales growth during the nine months ended September 29, 2017 was negatively impacted by the extra selling week during the nine months ended September 30, 2016. For further information on changes in our net sales, refer to "Business Segment Results" within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the nine months ended September 29, 2017 decreased $168.8 million, or 12.0%, to $1,235.3 million, compared with $1,404.1 million for the nine months ended September 30, 2016. Gross profit margin was 50.9% for the nine months ended September 29, 2017, compared with 54.6% for the nine months ended September 30, 2016. The decrease in gross profit and gross profit margin was primarily attributable to channel consolidation and increased price competition in the Specialty Generics business, contributing to a $129.5 million decline in that segment's gross profit. Also negatively impacting gross profit this quarter was the lower net sales in the higher margin Specialty Brands business and increases of $11.0 million in royalty expense and $8.2 million in inventory provision expense, both of which were attributable to our Specialty Brands segment.
Selling, general and administrative expenses. SG&A expenses for the nine months ended September 29, 2017 were $745.9 million, compared with $702.0 million for the nine months ended September 30, 2016, an increase of $43.9 million, or 6.3%. The increase was primarily attributable to a $69.7 million charge from the recognition of previously deferred losses on the settlement of obligations associated with the termination of six defined benefit pension plans. The remaining change consisted of various factors, including higher stock compensation expense and charitable contributions, partially offset by lower advertising and promotion expenses, professional fees, employee compensation costs, legal fees and pension expense following the settlement of our defined benefit pension plans. SG&A expenses were 30.7% of net sales for the nine months ended September 29, 2017 and 27.3% of net sales for the nine months ended September 30, 2016. The higher percentage of net sales is attributable to the aforementioned pension settlement charge, which represented 2.9% of net sales for the nine months ended September 29, 2017, and the various other aforementioned factors.
Research and development expenses. R&D expenses decreased $9.9 million, or 4.9%, to $190.9 million for the nine months ended September 29, 2017, compared with $200.8 million for the nine months ended September 30, 2016. The decrease was attributable to lower spend in the Specialty Generics segment and the sale of our Intrathecal Therapy business in the first quarter of 2017. These decreases were partially offset by increased R&D expenses from our Specialty Brands segment, where our most pipeline products are concentrated. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic and patient outcomes. As a percentage of net sales, R&D expenses were 7.9% and 7.8% for the nine months ended September 29, 2017 and September 30, 2016, respectively.
Restructuring charges, net. During the nine months ended September 29, 2017, we recorded $35.7 million of restructuring and related charges, net, including $3.6 million of accelerated depreciation in SG&A and cost of sales, primarily related to exiting certain facilities and employee severance and benefits across both our segments and corporate functions. During the nine months ended September 30, 2016, we recorded restructuring and related charges, net, of $34.0 million, including $4.8 million of accelerated depreciation in SG&A and cost of sales, primarily related to employee severance benefits across both of our segments and corporate functions.
Non-restructuring impairment charges. During the nine months ended September 30, 2016, we recorded $16.9 million in charges related to in-process research and development intangible assets associated with the CNS Therapeutics acquisition in fiscal 2013. The impairments resulted from delays in anticipated FDA approval, higher than expected development costs and lower than previously anticipated commercial opportunities.
Gains on divestiture and license. During the nine months ended September 29, 2017, we recorded a $56.6 million pre-tax gain associated with the sale of our Intrathecal Therapy business.

Non-Operating Items
Interest expense and interest income. During the nine months ended September 29, 2017 and September 30, 2016, net interest expense was $276.2 million and $285.7 million, respectively. This decrease was primarily driven by a lower average outstanding debt balance that contributed $1.1 million to the decrease. In addition, interest expense during the nine months ended September 29, 2017 and September 30, 2016 included $16.9 million and $19.7 million, respectively, of non-cash interest expense. Lastly, there was a $1.2 million decrease in interest accrued on deferred tax liabilities associated with outstanding installment notes due to payments that reduced the deferred tax liability balance.
Other income (expense), net. During the nine months ended September 29, 2017, we recorded other income, net, of $6.2 million and during the nine months ended September 30, 2016, we recorded other expense, net, of $2.6 million. The nine months ended September 29, 2017 included a $10.0 million charge associated with the refinancing of our term loan, partially offset by an $8.3 million gain on debt repurchases, that aggregated to a total principal amount of $66.9 million. The remaining amounts in both fiscal years represented items including gains and losses on intercompany financing, foreign currency transactions and related hedging instruments.
Income tax expense (benefit). Income tax benefit was $110.8 million on income from continuing operations before income taxes of $53.0 million for the nine months ended September 29, 2017 and an income tax benefit of $218.3 million on income from continuing operations before income taxes of $166.9 million for the nine months ended September 30, 2016. This resulted in effective tax rates of negative 209.1% and negative 130.8% for the nine months ended September 29, 2017 and September 30, 2016, respectively. The income tax benefit for the nine months ended September 29, 2017 is comprised of $20.5 million of current tax expense and $131.3 million of deferred tax benefit. The net deferred tax benefit of $131.3 million includes $232.8 million of deferred tax benefit which is predominantly related to acquired intangible assets offset by $101.5 million of deferred tax expense related to utilization of tax attributes. The income tax benefit for the nine months ended September 30, 2016 is comprised of $85.9 million of current tax expense and $304.2 million of deferred tax benefit which is predominantly related to acquired intangible assets.
The effective tax rate for the nine months ended September 29, 2017, as compared with the nine months ended September 30, 2016 decreased by 78.3 percentage points. Included within this net decrease was a 183.5 percentage point decrease primarily attributable to differing levels of income from continuing operations before taxes for the nine months ended September 29, 2017 as compared with the nine months ended September 30, 2016. Of the remaining 105.2 percentage point increase, a 16.5 percentage point increase is related to the tax benefit of a U.K. tax credit on a dividend between affiliates, which occurred during the nine months ended September 30, 2016, a 5.0 percentage point increase related to the divestiture of the Intrathecal Therapy Business, which occurred during the nine months ended September 29, 2017, a 15.5 percentage point increase attributable to the recognition of previously unrecognized tax benefits, which occurred within the nine months ended September 30, 2016, and a 68.2 percentage point increase related to the completion of certain aspects of the reorganization of our legal entity ownership, which occurred during the nine months ended September 29, 2017.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $361.9 million and $47.4 million during the nine months ended September 29, 2017 and September 30, 2016, respectively. Income from discontinued operations for the nine months ended September 29, 2017 includes a $361.7 million gain on divestiture and $4.1 million of income from operating results, both net of tax, associated with the Nuclear Imaging business. These were partially offset by various post-sale adjustments associated with our previous divestitures. The income from discontinued operations for the nine months ended September 30, 2016 included $49.2 million of income from operating results associated with the Nuclear Imaging business and a $4.4 million loss on the disposal of the CMDS business.

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

Three Months Ended September 29, 2017 Compared with Three Months Ended September 30, 2016

Net Sales

Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	September 29, 2017	September 30, 2016	Percentage Change
Specialty Brands	$591.4	$633.1	(6.6)%
Specialty Generics	189.1	239.8	(21.1)
Net sales of operating segments	780.5	872.9	(10.6)
Other (1)	13.4	14.3	(6.3)
Net sales	$793.9	$887.2	(10.5)

(1)	Represents net sales from an ongoing, post-divestiture supply agreement with the acquirer of the CMDS business.

Specialty Brands. Net sales for the three months ended September 29, 2017 decreased $41.7 million to $591.4 million, compared with $633.1 million for the three months ended September 30, 2016. Overall net sales growth during the three months ended September 29, 2017 was negatively impacted by the extra selling week during the three months ended September 30, 2016. Our Other products experienced a $21.8 million or 68.3% decrease in net sales compared with the three months ended September 30, 2016, primarily due to the sale of our Intrathecal Therapy business in the first quarter of 2017, which contributed $12.3 million of net sales during the comparable period in 2016. The decrease in net sales related to our Other products was also driven by a $4.6 million decrease in net sales of Exalgo (hydromorphone HCI) extended-release tablets, CII ("Exalgo"). Net sales related to Acthar decreased by $18.3 million or 5.6% compared with the three months ended September 30, 2016, impacted by the extra selling week during the comparable period in 2016 and volume declines. We believe these lower volumes of Acthar resulted from an increasing number of written prescriptions going unfilled due to the challenging reimbursement environment.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	September 29, 2017	September 30, 2016	Percentage Change
U.S.	$570.3	$613.9	(7.1)%
Europe, Middle East and Africa	19.1	17.7	7.9
Other	2.0	1.5	33.3
Net sales	$591.4	$633.1	(6.6)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	September 29, 2017	September 30, 2016	Percentage Change
Acthar	$308.7	$327.0	(5.6)%
Inomax	125.7	126.9	(0.9)
Ofirmev	75.4	75.6	(0.3)
Therakos immunotherapy	55.3	54.5	1.5
Hemostasis products	16.2	17.2	(5.8)
Other	10.1	31.9	(68.3)
Specialty Brands	$591.4	$633.1	(6.6)

Specialty Generics. Net sales for the three months ended September 29, 2017 decreased $50.7 million, or 21.1%, to $189.1 million, compared with $239.8 million for the three months ended September 30, 2016. The decrease in net sales was driven by decreases of $20.8 million, $15.4 million and $9.1 million in hydrocodone related products, oxycodone related products and methylphenidate ER, respectively. These decreases were due to increased competition and customer consolidation, which has resulted in downward pricing pressure. In addition, overall net sales growth during the three months ended September 29, 2017 was negatively impacted by the extra selling week during the three months ended September 30, 2016.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	September 29, 2017	September 30, 2016	Percentage Change
U.S.	$140.7	$200.3	(29.8)%
Europe, Middle East and Africa	27.8	22.2	25.2
Other	20.6	17.3	19.1
Net sales	$189.1	$239.8	(21.1)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	September 29, 2017	September 30, 2016	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$10.0	$30.8	(67.5)%
Oxycodone (API) and oxycodone-containing tablets	13.4	28.8	(53.5)
Methylphenidate ER	14.3	23.4	(38.9)
Other controlled substances	103.9	111.8	(7.1)
Other products	47.5	45.0	5.6
Specialty Generics	$189.1	$239.8	(21.1)

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended September 29, 2017 and September 30, 2016 is shown in the following table (dollars in millions):

	Three Months Ended
	September 29, 2017		September 30, 2016
Specialty Brands	$316.6	53.5%	$334.1	52.8%
Specialty Generics	40.4	21.4	63.9	26.6
Segment operating income	357.0	45.7	398.0	45.6
Unallocated amounts:
Corporate and allocated expenses	(47.6)		(65.7)
Intangible asset amortization	(173.2)		(175.9)
Restructuring and related charges, net (1)	(15.5)		(8.7)
Total operating income	$120.7		$147.7

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the three months ended September 29, 2017 decreased $17.5 million to $316.6 million, compared with $334.1 million for the three months ended September 30, 2016. Operating margin increased to 53.5% for the three months ended September 29, 2017 compared with 52.8% for the three months ended September 30, 2016. The decrease in operating income was impacted by a $41.7 million decrease in net sales, as previously mentioned, in addition to increased royalty expense of $10.6 million. R&D expenses also increased by $2.9 million. These changes were partially offset by a decrease of $32.0 million in SG&A expenses compared with the three months ended September 30, 2016 as a result of cost benefits gained from restructuring actions.
Specialty Generics. Operating income for the three months ended September 29, 2017 decreased $23.5 million to $40.4 million, compared with $63.9 million for the three months ended September 30, 2016. Operating margin decreased to 21.4% for the three months ended September 29, 2017, compared with 26.6% for the three months ended September 30, 2016. The decrease in operating income and margin was impacted by the $50.7 million decrease in net sales due to customer consolidation and additional competitors that has led to price decreases, which resulted in a $46.2 million unfavorable gross profit impact. SG&A expenses decreased by $11.0 million as a result of cost benefits gained from restructuring actions. R&D expenses also decreased by $11.8 million compared with the three months ended September 30, 2016.
Corporate and allocated expenses. Corporate and allocated expenses were $47.6 million and $65.7 million for the three months ended September 29, 2017 and September 30, 2016, respectively. The decrease reflects an $11.2 million favorable variance in adjustments to contingent consideration liabilities, primarily due to a larger unfavorable adjustment in the three months ended September 30, 2016. The remaining decrease of $6.9 million consisted of various factors, including lower employee compensation costs, acquisition related expenses, advertising and promotions expense and pension expense following the settlement of our six defined benefit pension plans; all of which were partially offset by higher facility expenses and stock compensation expense.

Nine Months Ended September 29, 2017 Compared with Nine Months Ended September 30, 2016

Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Nine Months Ended
	September 29, 2017	September 30, 2016	Percentage Change
Specialty Brands	$1,743.1	$1,757.4	(0.8)%
Specialty Generics	643.7	767.6	(16.1)
Net sales of operating segments	2,386.8	2,525.0	(5.5)
Other (1)	42.5	44.6	(4.7)
Net sales	$2,429.3	$2,569.6	(5.5)

(1)	Represents net sales from an ongoing, post-divestiture supply agreement with the acquirer of the CMDS business.

Specialty Brands. Net sales for the nine months ended September 29, 2017 decreased $14.3 million to $1,743.1 million, compared with $1,757.4 million for the nine months ended September 30, 2016. The decrease in net sales was primarily driven by a $64.5 million or 62.6% decrease in Other products compared with the nine months ended September 30, 2016. The decrease is primarily attributable to a $22.8 million decrease in Exalgo driven by lower volumes, an $8.3 million prior year benefit due to lower than expected product returns and the sale of our Intrathecal Therapy business in the first quarter of 2017. Net sales of the Intrathecal Therapy business through the March 17, 2017 divestiture date were $8.0 million compared to $34.2 million for the nine months ended September 30, 2016. These decreases were partially offset by a $26.2 million or 3.0% increase in Acthar net sales and a $16.1 million or 4.4% increase in Inomax net sales compared with the nine months ended September 30, 2016. The Acthar net sales increase was primarily driven by favorable pricing. Inomax net sales continued to benefit from a favorable 2016 contracting cycle. In addition, overall net sales growth during the nine months ended September 29, 2017 was negatively impacted by the extra selling week during the nine months ended September 30, 2016.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Nine Months Ended
	September 29, 2017	September 30, 2016	Percentage Change
U.S.	$1,684.0	$1,700.1	(0.9)%
Europe, Middle East and Africa	53.6	52.8	1.5
Other	5.5	4.5	22.2
Net sales	$1,743.1	$1,757.4	(0.8)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Nine Months Ended
	September 29, 2017	September 30, 2016	Percentage Change
Acthar	$899.9	$873.7	3.0%
Inomax	379.6	363.5	4.4
Ofirmev	224.5	217.4	3.3
Therakos immunotherapy	157.7	157.2	0.3
Hemostasis products	42.8	42.5	0.7
Other	38.6	103.1	(62.6)
Specialty Brands	$1,743.1	$1,757.4	(0.8)

Specialty Generics. Net sales for the nine months ended September 29, 2017 decreased $123.9 million, or 16.1%, to $643.7 million, compared with $767.6 million for the nine months ended September 30, 2016. The decrease in net sales was driven by decreases of $46.5 million, $39.4 million and $36.7 million in hydrocodone related products, Other controlled substances and oxycodone related products, respectively. These decreases were due to increased competition and customer consolidation, which has resulted in downward pricing pressure. Other products increased by $12.8 million primarily attributable to a discrete shipment of peptides that generated net sales of $12.9 million in the first nine months of 2017. In addition, overall net sales growth during the nine months ended September 29, 2017 was negatively impacted by the extra selling week during the nine months ended September 30, 2016.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Nine Months Ended
	September 29, 2017	September 30, 2016	Percentage Change
U.S.	$513.7	$655.2	(21.6)%
Europe, Middle East and Africa	80.1	64.9	23.4
Other	49.9	47.5	5.1
Net sales	$643.7	$767.6	(16.1)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Nine Months Ended
	September 29, 2017	September 30, 2016	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$63.3	$109.8	(42.3)%
Oxycodone (API) and oxycodone-containing tablets	60.6	97.3	(37.7)
Methylphenidate ER	58.2	72.3	(19.5)
Other controlled substances	319.0	358.4	(11.0)
Other products	142.6	129.8	9.9
Specialty Generics	$643.7	$767.6	(16.1)

Operating Income
Operating income by segment and as a percentage of segment net sales for the nine months ended September 29, 2017 and September 30, 2016 is shown in the following table (dollars in millions):

	Nine Months Ended
	September 29, 2017		September 30, 2016
Specialty Brands	$865.7	49.7%	$897.1	51.0%
Specialty Generics	179.9	27.9	260.9	34.0
Segment operating income	1,045.6	43.8	1,158.0	45.9
Unallocated amounts:
Corporate and allocated expenses	(163.9)		(125.2)
Intangible asset amortization	(523.0)		(526.7)
Restructuring and related charges, net (1)	(35.7)		(34.0)
Non-restructuring impairment	—		(16.9)
Total operating income	$323.0		$455.2

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the nine months ended September 29, 2017 decreased $31.4 million to $865.7 million, compared with $897.1 million for the nine months ended September 30, 2016. Operating margin decreased to 49.7% for the nine months ended September 29, 2017, compared with 51.0% for the nine months ended September 30, 2016. The decrease in operating income and margin was impacted by increases of $11.0 million in royalty expense, $8.7 million in R&D expense and $8.2 million in inventory provision expense compared with the nine months ended September 30, 2016. Partially offsetting these increases was the $14.3 million increase in net sales, primarily attributable to Acthar which experienced favorable pricing and lower rebate expenses. In addition, SG&A expenses decreased by $21.8 million as a result of cost benefits gained from restructuring actions.
Specialty Generics. Operating income for the nine months ended September 29, 2017 decreased $81.0 million to $179.9 million, compared with $260.9 million for the nine months ended September 30, 2016. Operating margin decreased to 27.9% for the nine months ended September 29, 2017, compared with 34.0% for the nine months ended September 30, 2016. The decrease in operating income and margin was impacted by the $123.9 million decrease in net sales due to customer consolidation and additional competitors that has led to price decreases, which resulted in a $129.5 million unfavorable gross profit impact. In addition, SG&A expenses decreased by $26.8 million as a result of cost benefits gained from restructuring actions.
Corporate and allocated expenses. Corporate and allocated expenses were $163.9 million and $125.2 million for the nine months ended September 29, 2017 and September 30, 2016, respectively. The nine months ended September 29, 2017 included a $69.7 million charge from the recognition of previously deferred losses on the settlement of obligations associated with the termination of six defined benefit pension plans and a $56.6 million pre-tax gain associated with the sale of our Intrathecal Therapy business. The remaining decrease of $25.6 million consisted of various factors, including higher facility expenses, stock compensation expense and professional fees; all of which were partially offset by lower employee compensation costs, advertising and promotions expenses, legal fees and pension expense following the settlement of our six defined benefit pension plans.

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
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Nine Months Ended
	September 29, 2017	September 30, 2016
Net cash from:
Operating activities	$448.5	$873.2
Investing activities	390.2	(371.0)
Financing activities	(812.5)	(792.8)
Effect of currency exchange rate changes on cash and cash equivalents	2.7	1.8
Net decrease in cash and cash equivalents	$28.9	$(288.8)

Operating Activities
Net cash provided by operating activities of $448.5 million for the nine months ended September 29, 2017, was primarily attributable to income from continuing operations, as adjusted for non-cash items, offset by a $223.8 million outflow from net investment in working capital. Included within this change in working capital were cash payments of $102.0 million for the FTC settlement, a $61.3 million contribution to terminated pension plans that were settled during the period, a $34.7 million increase in accounts receivable, a $30.2 million decrease in accounts payable, and a $68.1 million net cash outflow related to income taxes. The divestiture of the Nuclear Imaging business and increased competition in Specialty Generics also contributed to the decrease compared with the nine months ended September 30, 2016.
Net cash provided by operating activities of $873.2 million for the nine months ended September 30, 2016, was primarily attributable to income from continuing operations, as adjusted for non-cash items, in addition to a $28.4 million inflow from net investment in working capital. The working capital inflow was primarily driven by a $11.6 million net cash inflow related to income taxes and a $53.5 million increase in cash provided by other assets and liabilities, partially offset by a $37.2 million increase in accounts receivable. The increase in other assets and liabilities was primarily driven by the timing of the payroll cycle and restructuring payments.
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
Investing Activities
Net cash provided by investing activities was $390.2 million for the nine months ended September 29, 2017, compared with a $371.0 million net cash outflow for the nine months ended September 30, 2016. The $761.2 million change primarily resulted from the receipt of $576.9 million in proceeds related to divestitures during the nine months ended September 29, 2017, with $559.6 million and $17.3 million associated with the sales of the Nuclear Imaging and Intrathecal businesses, respectively. This is compared with $3.0 million of proceeds received from the divestiture of discontinued operations during the nine months ended September 30, 2016. Additionally, there were $35.9 million cash outflows related to the InfaCare Acquisition during the nine months ended September 29, 2017, compared with $245.4 million during the nine months ended September 30, 2016 primarily associated with the Hemostasis Acquisition. These aforementioned increases in cash inflows were partially offset by a $21.5 million cash outflow related to the investment in Mesoblast that was made during the nine months ended September 29, 2017 coupled with a $17.4 million increase in capital expenditures, compared to the nine months ended September 30, 2016.
Under our term loan credit agreement, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loan.
Financing Activities
Net cash used in financing activities was $812.5 million for the nine months ended September 29, 2017, compared with $792.8 million for the nine months ended September 30, 2016. The $19.7 million increase in cash outflows was attributable to a $60.2 million increase in shares repurchased and $12.7 million of debt financing costs offset by a decrease of $55.2 million in repayments of debt, net of issuances. Included in the repayments of debt during the nine months ended September 29, 2017, was the repayment of $30.0 million of assumed debt from the InfaCare Acquisition, which was repaid upon close of the acquisition. In addition, during the three months ended September 29, 2017, we drew $500.0 million on our revolving credit facility and repaid the balance in full, which is reported on a gross basis in our unaudited condensed consolidated statements of cash flows.
Under Irish law, we can only pay dividends and repurchase shares out of distributable reserves. In March 2017, the Irish High Court approved our petition to reduce share capital and increase distributable reserves. The petition requires us to complete certain administrative matters, which were completed prior to September 29, 2017.

Debt and Capitalization
At September 29, 2017, the total principal amount of debt was $5,911.3 million as compared with $6,237.6 million at December 30, 2016. The total principal amount of debt at September 29, 2017 was comprised of $3,855.4 million of fixed-rate instruments, $1,855.7 million of variable-rate term loans, $200.0 million of borrowings under a variable-rate securitization program and $0.2 million of capital lease obligations. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of September 29, 2017, our fixed-rate instruments have a weighted-average interest rate of 5.29% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.90% and has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved may be material. During the nine months ended September 29, 2017, we repurchased debt that aggregated to a total principal amount of $66.9 million.
At September 29, 2017, $318.8 million of our debt principal was classified as current, as these payments are expected to be made within the next twelve months.
In addition to the borrowing capacity under our receivable securitization program, we have a $900.0 million revolving credit facility. At September 29, 2017, we had no outstanding borrowings under our revolving credit facility. As such, there was $900.0 million of additional borrowing capacity under our revolving credit facility.
As of September 29, 2017, we were, and expect to remain, in full compliance with the provisions and covenants associated with our debt agreements.
On July 28, 2017, we entered into a $250.0 million variable-rate securitization program with a three-year term to replace the $250.0 million variable-rate securitization program that expired in July 2017 and was therefore classified as long-term debt in the condensed consolidated balance sheet at September 29, 2017.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the date of sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on our unaudited condensed consolidated balance sheet as of September 29, 2017 was $14.9 million, of which $12.2 million related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at September 29, 2017. As of September 29, 2017, the maximum future payments we could be required to make under these indemnification obligations was $70.2 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $18.2 million remained in other assets on our unaudited condensed consolidated balance sheet at September 29, 2017.
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

Off-Balance Sheet Arrangements
We were previously required to provide the U.S. Nuclear Regulatory Commission financial assurance demonstrating our ability to fund the decommissioning of our Maryland Heights, Missouri radiopharmaceuticals production facility upon closure. Following the sale of the Nuclear Imaging business, the surety bond was canceled in April 2017 and the Company is no longer required to provide financial assurance to the U.S. Nuclear Regulatory Commission. As of September 29, 2017, we had various other letters of credit, guarantees and surety bonds totaling $29.1 million.
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
We believe that our accounting policies for revenue recognition, goodwill and other intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended September 29, 2017, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016.

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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of September 29, 2017, our outstanding debt included $1,855.7 million variable-rate debt on our senior secured term loans, no outstanding borrowings on our senior unsecured revolving credit facility and $200.0 million variable-rate debt on our receivables securitization program. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $5.1 million.
The remaining outstanding debt as of September 29, 2017 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of September 29, 2017 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. Dollar, with all other variables held constant. There is an $0.8 million aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates as of September 29, 2017. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. Dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of September 29, 2017 that measures the change in the net financial position arising from a hypothetical 10.0% adverse movement in the exchange rates of the Euro and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10.0% adverse change in the above currencies was $13.4 million as of September 29, 2017. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended September 29, 2017. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.
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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs
July 1, 2017 to July 28, 2017	4,100	$44.83	—	$889.7
July 29, 2017 to August 25, 2017	731,836	37.82	731,707	862.0
August 26, 2017 to September 29, 2017	785,312	36.97	785,312	833.0

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Amended and Restated Memorandum and Constitution of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 1, 2017).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended September 29, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh Executive Vice President and Chief Financial Officer (principal financial officer)

Date: November 7, 2017