Form 10-Q
period 2018-03-30
Mallinckrodt plc
filed 2018-05-08
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
Ordinary shares, $0.20 par value - 83,084,818 shares as of May 4, 2018

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended
	March 30, 2018	March 31, 2017
Net sales	$572.6	$560.0
Cost of sales	295.8	259.9
Gross profit	276.8	300.1

Selling, general and administrative expenses	192.4	217.6
Research and development expenses	64.1	45.0
Restructuring charges, net	23.1	10.3
Gains on divestiture and license	—	(59.1)
Operating (loss) income	(2.8)	86.3

Interest expense	(91.4)	(94.2)
Interest income	3.2	0.9
Other income (expense), net	4.6	(79.9)
Loss from continuing operations before income taxes	(86.4)	(86.9)

Income tax benefit	(43.4)	(42.0)
Loss from continuing operations	(43.0)	(44.9)

Income from discontinued operations, net of income taxes	25.0	444.1

Net (loss) income	$(18.0)	$399.2

Basic earnings per share (Note 8):
Loss from continuing operations	$(0.50)	$(0.43)
Income from discontinued operations	0.29	4.30
Net (loss) income	$(0.21)	$3.86

Basic weighted-average shares outstanding	86.1	103.3

Diluted earnings per share (Note 8):
Loss from continuing operations	$(0.50)	$(0.43)
Income from discontinued operations	0.29	4.29
Net (loss) income	$(0.21)	$3.85

Diluted weighted-average shares outstanding	86.1	103.6

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	March 30, 2018	March 31, 2017
Net (loss) income	$(18.0)	$399.2
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(2.3)	2.4
Derivatives, net of $- and $- tax	0.4	0.2
Benefit plans, net of $- and ($31.4) tax	(0.5)	46.6
Investments, net of $- and $- tax	—	13.4
Total other comprehensive (loss) income, net of tax	(2.4)	62.6
Comprehensive (loss) income	$(20.4)	$461.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 30, 2018	December 29, 2017
Assets
Current Assets:
Cash and cash equivalents	$511.9	$1,260.9
Accounts receivable, less allowance for doubtful accounts of $3.5 and $2.8	321.5	275.4
Inventories	213.4	128.7
Prepaid expenses and other current assets	114.9	74.7
Notes receivable	—	154.0
Current assets held for sale	1,143.0	391.5
Total current assets	2,304.7	2,285.2
Property, plant and equipment, net	426.7	413.2
Goodwill	3,674.0	3,482.7
Intangible assets, net	8,953.8	8,261.0
Long-term assets held for sale	—	742.7
Other assets	157.3	156.2
Total Assets	$15,516.5	$15,341.0

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$322.1	$313.7
Accounts payable	96.9	77.3
Accrued payroll and payroll-related costs	50.1	78.4
Accrued interest	81.5	57.0
Income taxes payable	20.2	15.5
Accrued and other current liabilities	368.0	368.5
Current liabilities held for sale	159.7	140.0
Total current liabilities	1,098.5	1,050.4
Long-term debt	6,491.5	6,420.9
Pension and postretirement benefits	66.8	67.1
Environmental liabilities	61.9	62.8
Deferred income taxes	871.3	749.1
Other income tax liabilities	125.3	94.1
Long-term liabilities held for sale	—	22.6
Other liabilities	339.9	352.0
Total Liabilities	9,055.2	8,819.0
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 92,512,847 and 92,196,662 issued; 83,734,125 and 86,336,232 outstanding	18.5	18.4
Ordinary shares held in treasury at cost, 8,778,722 and 5,860,430	(1,610.5)	(1,564.7)
Additional paid-in capital	5,497.2	5,492.6
Retained earnings	2,572.9	2,588.6
Accumulated other comprehensive loss	(16.8)	(12.9)
Total Shareholders' Equity	6,461.3	6,522.0
Total Liabilities and Shareholders' Equity	$15,516.5	$15,341.0

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 30, 2018	March 31, 2017
Cash Flows From Operating Activities:
Net (loss) income	$(18.0)	$399.2
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	198.6	204.0
Share-based compensation	4.6	16.4
Deferred income taxes	(47.8)	(73.6)
Gain on divestitures	—	(427.2)
Other non-cash items	0.5	17.8
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(22.4)	(57.4)
Inventories	(7.8)	(13.5)
Accounts payable	19.1	(6.6)
Income taxes	(2.9)	(60.6)
Other	(106.1)	(95.9)
Net cash from operating activities	17.8	(97.4)
Cash Flows From Investing Activities:
Capital expenditures	(34.3)	(52.6)
Acquisitions, net of cash acquired	(699.9)	—
Proceeds from divestitures, net of cash	298.3	576.9
Other	8.3	(10.8)
Net cash from investing activities	(427.6)	513.5
Cash Flows From Financing Activities:
Issuance of external debt	626.8	25.0
Repayment of external debt and capital leases	(902.2)	(233.9)
Debt financing costs	(12.0)	(13.0)
Proceeds from exercise of share options	—	2.2
Repurchase of shares	(46.6)	(279.6)
Other	(4.8)	1.0
Net cash from financing activities	(338.8)	(498.3)
Effect of currency rate changes on cash	(0.3)	—
Net change in cash, cash equivalents and restricted cash	(748.9)	(82.2)
Cash, cash equivalents and restricted cash at beginning of period	1,279.1	361.1
Cash, cash equivalents and restricted cash at end of period	$530.2	$278.9

Cash and cash equivalents at end of period	$511.9	$259.8
Restricted cash included in other assets at end of period	18.3	19.1
Cash, cash equivalents and restricted cash at end of period	$530.2	$278.9

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at December 29, 2017	92.2	$18.4	5.9	$(1,564.7)	$5,492.6	$2,588.6	$(12.9)	$6,522.0
Impact of accounting standard adoptions, net of tax	—	—	—	—	—	2.6	(1.5)	1.1
Net loss	—	—	—	—	—	(18.0)	—	(18.0)
Currency translation adjustments	—	—	—	—	—	—	(2.3)	(2.3)
Change in derivatives, net of tax	—	—	—	—	—	—	0.4	0.4
Change in benefit plans, net of tax	—	—	—	—	—	—	(0.5)	(0.5)
Vesting of restricted shares	0.3	0.1	—	(1.4)	—	—	—	(1.3)
Share-based compensation	—	—	—	—	4.6	—	—	4.6
Reissuance of treasury shares	—	—	—	0.8	—	(0.3)	—	0.5
Repurchase of shares	—	—	2.9	(45.2)	—	—	—	(45.2)
Balance at March 30, 2018	92.5	$18.5	8.8	$(1,610.5)	$5,497.2	$2,572.9	$(16.8)	$6,461.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except share data, per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc and its subsidiaries (collectively, "Mallinckrodt" or "the Company") is a global business that develops, manufactures, markets and distributes specialty pharmaceutical products and therapies.
On February 22, 2018, the Company's Board of Directors authorized commencement of a process to dispose of (1) its Specialty Generics business comprised of the previously reported Specialty Generics segment, with the exception of BioVectra, Inc. - a wholly-owned subsidiary of the Company that operates a contract manufacturing business in Canada ("BioVectra"), (2) certain of its non-promoted brands business, which was previously reflected in the Specialty Brands segment; and (3) its ongoing, post-divestiture supply agreement with the acquirer of the contrast media and delivery systems ("CMDS") business, which was previously reflected in the Other non-operating segment (referred to collectively as the “Specialty Generics Disposal Group”). The Company evaluated the criteria prescribed by United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") for recording a disposal group as held for sale and discontinued operations. This criteria was met during the three months ended March 30, 2018, and as a result, prior year balances have been recast to present the financial results of the disposal group as a discontinued operation.
As the Specialty Generics Disposal Group is reported as a discontinued operation, the Company's continuing operations are limited to the results of operations from the Specialty Brands segment. The Specialty Brands segment markets branded pharmaceutical products for autoimmune and rare disease in the specialty areas of neurology, rheumatology, nephrology, ophthalmology and pulmonology; immunotherapy and neonatal respiratory critical care therapies, analgesics and gastrointestinal products. The Company's diversified, in-line portfolio of both marketed and development products is focused on patients with significant unmet medical needs.
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

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in U.S. dollars and in accordance with GAAP. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which they own or control more than 50% of the voting shares, or have the ability to control through similar rights. All intercompany balances and transactions have been eliminated in consolidation and all normal recurring adjustments necessary for a fair presentation have been included in the results reported. The results of entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal, and where appropriate, these operations have been reported in discontinued operations. Divestitures of product lines and businesses not meeting the criteria for discontinued operations have been reflected in operating loss (income). The fiscal year end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 29, 2017 filed with the Securities and Exchange Commission ("SEC") on February 27, 2018.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. The first fiscal quarters of 2018 and 2017 ended on March 30, 2018 and March 31, 2017, respectively. Unless otherwise indicated, the three months ended March 30, 2018 refers to the thirteen week period ended March 30, 2018 and the three months ended March 31, 2017 refers to the thirteen week period ended March 31, 2017.

2.	Recently Issued Accounting Standards
Adopted
The Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)" in March 2018. This update adds SEC paragraphs pursuant to the SEC's Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act ("TCJA") that was enacted in December 2017. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting. The amendments are effective upon addition to the FASB Accounting Standards Codification ("ASC"). This Company adopted this standard in fiscal 2018. See Note 7 for additional details of the Company's assessment of impact of this adoption.
The FASB issued ASU 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting," in May 2017. Under the new guidance, the effects of a modification should be accounted for unless all of the following are met: (1) the fair value or calculated intrinsic value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted this standard in fiscal 2018 and will apply this standard to prospective modifications. The adoption of this standard did not result in any material changes to the unaudited condensed consolidated financial statements.
The FASB issued ASU 2017-07, "Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost," in March 2017. This update requires that the service cost component be disaggregated from the other components of net benefit cost. Service cost should be reported in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net benefit cost should be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The Company adopted this guidance in fiscal 2018 which required retroactive application resulting in the reclassification of $71.0 million of other components of net benefit costs to other income (expense), net for the three months ended March 31, 2017 from selling, general and administrative expenses ("SG&A") of $69.4 million, cost of sales of $1.2 million, and research and development expenses ("R&D") of $0.4 million. The adoption of this standard did not result in any material changes to the unaudited condensed consolidated financial statements.
The FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," in January 2017. This update provides a screen to determine whether or not a set of assets is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set of assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The Company adopted this guidance in fiscal 2018, which did not have a material impact to the unaudited condensed consolidated financial statements.
The FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," in January 2016. This update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Under the new guidance, equity investments, other than equity method investments, are to be measured at fair value with changes in fair value recognized through net income. The Company adopted this guidance in fiscal 2018, resulting in a $1.5 million increase to beginning retained earnings with an offsetting decrease to other accumulated comprehensive loss relating to the unrealized gain on its investment in Mesoblast Limited ("Mesoblast"). The adoption of this standard did not result in any material changes to the unaudited condensed consolidated financial statements.

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

The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) effective on December 30, 2017 using the modified retrospective transition approach. The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the delivery of the Company's products and will provide financial statement readers with enhanced disclosures, which have been included in Note 3. The cumulative effect of applying the new standard to contracts not completed at December 30, 2017 was recorded as a $1.1 million increase, net of tax, to beginning retained earnings. The prior periods were not restated. The adoption of this standard did not result in any material changes to the unaudited condensed consolidated financial statements.

Not Yet Adopted
The FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in February 2018. This update allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the tax effects resulting from TCJA that are stranded in AOCI. This guidance is effective for the Company in the first quarter of fiscal 2019. The Company is assessing the impact of this guidance on the unaudited condensed consolidated financial statements.
The FASB issued ASU 2016-02, "Leases," in February 2016. This update was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). This guidance is effective for the Company in the first quarter of fiscal 2019. Upon adoption, the lessee will apply the new standard using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company has identified its population of lease agreements and is currently assessing other arrangements such as supply agreements for embedded leases. At this time, the Company does not anticipate a significant impact upon adoption. However, identification of embedded lease arrangements may identify a more significant impact.
The Company's status of various ASUs are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 29, 2017.

3.	Revenue from Contracts with Customers
Product Sales Revenue

The Company sells its products through distributors who resell the products to institutions and end user customers, while certain products are sold and distributed directly to hospitals. The Company also enters into arrangements with indirect customers, such as health care providers and payers, to establish contract pricing for certain products that provides for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. These reserves result from estimated chargebacks, rebates, product returns, and other sales deductions that are offered within contracts between the Company and its customers, health care providers and payers relating to the Company’s sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, estimated future trends, estimated customer inventory levels, current contracted sales terms with customers, level of utilization of the Company’s products and other competitive factors. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration which is included in the transaction price may be constrained (reduced), and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company adjusts reserves for chargebacks, rebates, product returns and other sales deductions to reflect differences between estimated and actual experience. Such adjustments impact the amount of net sales recognized in the period of adjustment.

The following table reflects activity in the Company’s sales reserve accounts, on a continuing operations basis:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance at December 29, 2017	$60.3	$4.1	$1.1	$65.5
Provisions	76.0	2.3	2.7	81.0
Payments or credits	(66.5)	(2.9)	(2.6)	(72.0)
Balance at March 30, 2018	$69.8	$3.5	$1.2	$74.5

 See Note 19 for presentation of the Company’s net sales by product family.

Revenues from product sales are recognized when the customer obtains control of the Company’s product. Control is transferred either at a point in time, generally upon delivery to the customer site, or in the case of certain of the Company’s hospital products, over the period in which the customer has access to the product and related services. Revenue recognized over time is based upon either consumption of the product or passage of time based upon the Company’s determination of the measure that best aligns with how the obligation is satisfied. The Company’s considerations of why such measures provide a faithful depiction of the transfer of its products are as follows:

•	For those contracts whereby revenue is recognized over time based upon consumption of the product, the Company either has:

1)
the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company's performance to date, for which the practical expedient to recognize revenue in proportion to the amount it has the right to invoice has been applied, or

2)	the remaining goods and services to which the customer is entitled is diminished upon consumption.

•
For those contracts whereby revenue is recognized over time based upon the passage of time, the benefit that the customer receives from unlimited access to the Company’s product does not vary, regardless of consumption. As a result, the Company’s obligation diminishes with the passage of time; therefore it was determined that ratable recognition of the transaction price over the contract period is the measure that best aligns with how the obligation is satisfied.

Revenue from product sales transferred to customers at a point in time and over time accounted for 75.3% and 24.7%, respectively, for the three month period ended March 30, 2018.

Transaction price allocated to the remaining performance obligations

The majority of the Company’s contracts (as defined under ASC 606) are less than one year; therefore, the related disclosure of the amount of transaction price allocated to the performance obligations that are unsatisfied at period end has been omitted, with the exception of those noted below. The following table includes estimated revenue from certain of the Company’s hospital products that are expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 30, 2018:

Remainder of 2018	$93.3
2019	101.2
2020	81.1
2021	7.4

Costs to obtain a contract

As the majority of the Company’s contracts are short term in nature, sales commissions are generally expensed when incurred as the amortization period would have been less than one year. These costs are recorded within selling, general and administrative expenses. For contracts that extend beyond one year, the incremental expense recognition matches the recognition of related revenue and therefore, no costs to obtain a contract were capitalized upon adoption of ASC 606.

Costs to fulfill a contract

The Company capitalizes the costs associated with the devices used in the Company’s portfolio of hospital drug-device combination products which are used in satisfying future performance obligations. Capital expenditures for these devices represent cash outflows for the Company’s cost to produce the asset, which is classified in property, plant and equipment, net on the unaudited condensed consolidated balance sheet and expensed to cost of sales over the useful life of the equipment. As of March 30, 2018, the total net book value of these devices was $16.9 million. The associated depreciation expense recognized during the three months ended March 30, 2018 was $1.6 million.

Product Royalty Revenues

In relation to the Company’s acquisition of Sucampo Pharmaceuticals, Inc. on February 13, 2018, as discussed in further detail in Note 5, it acquired an arrangement under which the Company licenses certain rights to Amitiza to a third party in exchange for royalties on net sales of the product. The Company recognizes such royalty revenue as the related sales occur. The associated royalty revenue recognized during the three months ended March 30, 2018 was $8.0 million.

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. Payments received from customers are typically based upon payment terms of 30 days. The Company does not maintain contract asset balances aside from the accounts receivable balance as presented on the unaudited condensed consolidated balance sheet as costs to obtain a contract are expensed when incurred as the amortization period would have been less than one year. These costs are recorded within selling, general and administrative expenses.
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, including amounts which are refundable. Contract liabilities were $18.8 million as of March 30, 2018 with $13.1 million included in accrued and other current liabilities and $5.7 million included in other liabilities on the unaudited condensed consolidated balance sheet. Contract liabilities were $20.2 million as of December 29, 2017 with $13.9 million included in accrued and other current liabilities and $6.3 million included in other liabilities on the unaudited condensed consolidated balance sheet. Revenue recognized during the three months ended March 30, 2018 from amounts included in contract liabilities at the beginning of the period was approximately $8.8 million.

4.	Discontinued Operations and Divestitures
Discontinued Operations
Specialty Generics Disposal Group: On February 22, 2018, the Specialty Generics Disposal Group met the criteria for held for sale classification and discontinued operation presentation upon commencement of a process to dispose of the group.
The following table summarizes the financial results of the Specialty Generics Disposal Group presented in the unaudited condensed consolidated statements of income:

	Three Months Ended
Major line items constituting income from discontinued operations	March 30, 2018	March 31, 2017
Net sales	$182.7	$250.9
Cost of sales	112.0	131.2
Selling, general and administrative expenses	18.8	21.1
Research and development cost	17.9	16.8
Restructuring charges, net	5.1	6.9
Other income, net	—	1.4
Income from discontinued operations	28.9	76.3
Income tax expense	6.8	2.5
Income from discontinued operations, net of income taxes	$22.1	$73.8

The following table summarizes the assets and liabilities of the Specialty Generics Disposal Group that are classified as held for sale on the unaudited condensed consolidated balance sheets:

	March 30, 2018	December 29, 2017
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts receivable	$183.3	$170.4
Inventories	212.8	211.7
Property, plant and equipment, net	551.2	553.6
Intangible assets, net	112.3	114.0
Other current and non-current assets	83.4	84.5
Total assets classified as held for sale in the balance sheet	$1,143.0	$1,134.2

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$40.6	$36.0
Other current and non-current liabilities	119.1	126.6
Total liabilities classified as held for sale in the balance sheet	$159.7	$162.6

The following table summarizes significant cash and non-cash transactions of the Specialty Generics Disposal Group that are included within the unaudited condensed consolidated statements of cash flows for the respective periods:

	Three Months Ended
	March 30, 2018	March 31, 2017
Depreciation	$8.9	$15.5
Amortization	1.7	5.3
Capital expenditures	8.7	16.3
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
The following table summarizes the financial results of the Nuclear Imaging business presented in the unaudited condensed consolidated statements of income:

	Three Months Ended
Major line items constituting income from discontinued operations	March 30, 2018	March 31, 2017
Net sales	$—	$31.6
Cost of sales	—	15.6
Selling, general and administrative expenses	—	7.8
Other	—	(0.2)
Income from discontinued operations	—	8.4
Gain on divestiture of discontinued operations	—	369.3
Income from discontinued operations, before income taxes	—	377.7
Income tax expense	—	5.4
Income from discontinued operations, net of income taxes	$—	$372.3

During the three months ended March 31, 2017, there was income tax expense of $1.1 million associated with the $369.3 million gain on divestiture and a $4.3 million income tax expense associated with the $8.4 million income from discontinued operations. The tax impact of the gain recognized on divestiture was favorably impacted by a benefit from permanently deductible items.
The following table summarizes significant cash and non-cash transactions of the Nuclear Imaging business that are included within the unaudited condensed consolidated statements of cash flows for the respective periods:

	Three Months Ended
	March 30, 2018	March 31, 2017
Depreciation	$—	$—
Capital expenditures	—	0.3
All other notes to the unaudited condensed consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

Divestitures
On March 16, 2018, the Company completed the sale of a portion of its Hemostasis business, inclusive of its PreveLeak™ Surgical Sealant ("PreveLeak") and RECOTHROM® Thrombin topical (Recombinant) ("Recothrom") products to Baxter International, Inc. ("Baxter") for approximately $185.0 million, with a base payment of $153.0 million, inclusive of existing inventory and subject to a closing inventory adjustment, with the remainder in potential future milestones. Baxter assumed other expenses, including contingent liabilities associated with PreveLeak. During the three months ended March 30, 2018, the Company recorded a pre-tax gain on the sale of less than $0.1 million, which excluded any potential proceeds from the potential future milestones and reflected a post-sale closing inventory adjustment of $14.3 million. The financial results of the PreveLeak and Recothrom operations are presented within continuing operations as this divestiture did not meet the criteria for discontinued operations classification.
As part of the divestiture and calculation of the gain, the Company wrote off intangible assets of $49.9 million and goodwill of $51.5 million, from the Specialty Brands segment, ascribed to the PreveLeak and Recothrom operations. The remaining items included in the gain calculation are primarily attributable to inventory transferred, contingent consideration transferred and transaction costs incurred by the Company.
On March 17, 2017, the Company completed the sale of its Intrathecal Therapy business to Piramal Enterprises Limited's subsidiary in the United Kingdom ("U.K."), Piramal Critical Care ("Piramal"), for approximately $203.0 million, including fixed consideration of $171.0 million and contingent consideration of up to $32.0 million. The $171.0 million of fixed consideration consisted of $17.0 million received at closing and a $154.0 million note receivable that was due one year from the transaction closing date. During the three months ended March 31, 2017, the Company recorded a pre-tax gain on the sale of the business of $59.1 million, which excluded any potential proceeds from the contingent consideration. On February 28, 2018, the Company received $154.0 million from Piramal for the settlement of the aforementioned note receivable.
As part of the divestiture and calculation of the gain, the Company wrote off intangible assets of $48.7 million and goodwill of $49.8 million, from the Specialty Brands segment, ascribed to the Intrathecal Therapy business. The Company is committed to reimburse up to $7.3 million of product development expenses incurred by Piramal, of which $3.9 million remains in accrued and other current liabilities on the unaudited condensed consolidated balance sheet as of March 30, 2018. The remaining items included in the gain calculation are attributable to inventory transferred and transaction costs incurred by the Company.

5.	Acquisitions
Sucampo Pharmaceuticals, Inc.
On February 13, 2018, the Company acquired Sucampo Pharmaceuticals, Inc. ("Sucampo") through the acquisition of all the outstanding common stock of Sucampo. Consideration for the transaction consisted of approximately $1.2 billion, including the assumption of Sucampo's third-party debt ("the Sucampo Acquisition"). The acquisition was funded through the issuance of $600.0 million aggregate principal amount of senior secured notes, a $900.0 million borrowing under the revolving credit facility, as discussed further in Note 12, and cash on hand. Sucampo's commercialized products include AMITIZA® (lubiprostone) ("Amitiza"), a leading global product in the branded constipation market, and RESCULA® (unoprostone isopropyl ophthalmic solution) 0.15%, which is indicated for ocular hypertension and open-angle glaucoma, and marketed in Japan. Through this acquisition, the Company acquired VTS-270, a Phase 3 development product for Niemann-Pick Type C, a rare, neurodegenerative, and ultimately fatal disease that can present at any age. Also acquired was a collaborative agreement with Cancer Prevention Pharmaceuticals ("CPP") associated with the development of CPP-1X/sulindac, a Phase 3 development product for Familial Adenomatous Polyposis ("FAP").

Upon completion of the Sucampo Acquisition, Sucampo’s 3.25% convertible senior notes due 2021 (“the Sucampo Notes”) became eligible to receive increased consideration in conjunction with a make-whole fundamental change, such that each $1,000 principal face amount of Sucampo Notes could be converted into $1,221 cash.  Under terms of the Indenture dated December 27, 2016 (the “Sucampo Indenture”), between Sucampo and U.S. Bank National Association, the Sucampo Notes may be converted at the option of their holders or remain outstanding and earn the stated 3.25% rate of interest. As of March 30, 2018, approximately $0.3 million of the $300.0 million of issued convertible debt remains outstanding and is recorded as other accrued liabilities within the unaudited condensed consolidated balance sheet.

Fair Value Allocation
The following amounts represent the preliminary allocations of the fair value of the identifiable assets acquired and liabilities assumed for the Sucampo Acquisition, including preliminary goodwill, intangible assets and the related deferred tax balances. The Company expects to complete its valuation analysis and finalize deferred tax balances as of the acquisition date no later than twelve months from the date of the acquisition. The changes in the purchase price allocation and preliminary goodwill based on the final valuation may include, but are not limited to, finalization of working capital settlements, the impact of U.S. state tax rates in determining the deferred tax balances and changes in assumptions utilized in the preliminary valuation report.

Cash and cash equivalents	$149.6
Accounts receivable	35.7
Inventory	153.2
Intangible assets	919.5
Goodwill	242.8
Other assets, current and non-current	24.8
Total assets acquired	1,525.6
Current liabilities	107.9
Deferred tax liabilities, net (non-current)	170.1
Total debt	366.3
Other noncurrent liabilities	33.7
Total liabilities assumed	678.0
Net assets acquired	$847.6

The following is a reconciliation of the total consideration to net assets acquired:

Total consideration, net of cash	$698.0
Plus: cash assumed in acquisition	149.6
Total consideration/net assets acquired	$847.6

Intangible assets acquired consist of the following:

	Amount	Amortization Period	Discount Rate
Completed technology - Amitiza	$634.0	9 years	14.0%
Completed technology - Rescula	11.0	8 years	14.0%
In-process research and development - VTS 270	274.5	Non-Amortizable	15.0%
The fair value of the completed technology and in-process research and development ("IPR&D") was determined using the income approach, which is a valuation technique that provides an estimate of fair value of the assets based on the market participant expectations of cash flows the asset would generate. The cash flows were discounted commensurate with the level of risk associated with each asset or its projected cash flows. The discount rates were developed after assigning a probability of success to achieving the projected cash flows based on the current stage of development, inherent uncertainty in the U.S. Food and Drug Administration ("FDA") approval process and risks associated with commercialization of a new product. Based on the Company's preliminary estimate, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents future product development, the assembled workforce, and the tax status of the transaction. The goodwill is not deductible for U.S. income tax purposes. All assets acquired are included within the Company's Specialty Brands segment.

Financial Results - The amount of net sales and loss included in the Company's results for the periods presented were as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Net sales	$24.2	$—
Operating loss	(30.7)	—

During the three months ended March 30, 2018, the Company recognized $9.1 million and $15.0 million, of expense associated with intangible asset amortization and fair value adjustments of acquired inventory, respectively. These expenses were included within cost of sales. Acquisition-related costs incurred for the acquisition of $2.7 million were recognized during the three months ended March 30, 2018.

6.	Restructuring and Related Charges
In July 2016, the Company's Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2016 Mallinckrodt Program") designed to further improve the Company's cost structure as it continues to transform the business. The 2016 Mallinckrodt Program is expected to include actions across both the Specialty Brands segment and the Specialty Generics Disposal Group, as well as within corporate functions. There is no specified time period associated with the 2016 Mallinckrodt Program. In addition to the 2016 Mallinckrodt Program, the Company takes certain restructuring actions to generate synergies from its acquisitions.
In February 2018, the Company's Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2018 Mallinckrodt Program") that is of similar design as the 2016 Mallinckrodt Program. The utilization of the 2018 Mallinckrodt Program will commence upon completion of the 2016 Mallinckrodt Program. There is no specified time period associated with the 2018 Mallinckrodt Program.
Net restructuring and related charges by segment are as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Specialty Brands	$17.1	$9.2
Corporate	6.0	2.1
Restructuring and related charges, net	23.1	11.3
Less: accelerated depreciation	—	(1.0)
Restructuring charges, net	$23.1	$10.3

Net restructuring and related charges by program are comprised of the following:

	Three Months Ended
	March 30, 2018	March 31, 2017
2016 Mallinckrodt Program	$3.1	$11.3
Acquisitions	20.0	—
Total	23.1	11.3
Less: accelerated depreciation	—	(1.0)
Total charges expected to be settled in cash	$23.1	$10.3

The following table summarizes cash activity for restructuring reserves, substantially all of which are related to employee severance and benefits:

	2016 Mallinckrodt Program	Acquisitions	Total
Balance at December 29, 2017	$14.1	$0.8	$14.9
Charges	3.3	20.0	23.3
Changes in estimate	(0.2)	—	(0.2)
Cash payments	(3.3)	(11.5)	(14.8)
Balance at March 30, 2018	$13.9	$9.3	$23.2

Net restructuring and related charges, including associated asset impairments, incurred cumulative-to-date related to the 2016 Mallinckrodt Program was as follows:

2016 Mallinckrodt Program
Specialty Brands	$33.1
Corporate	11.7
Specialty Generics Disposal Group	14.2
$59.0

Substantially all of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

7.	Income Taxes
The Company recognized an income tax benefit of $43.4 million on a loss from continuing operations before income taxes of $86.4 million for the three months ended March 30, 2018, and an income tax benefit of $42.0 million on a loss from continuing operations before income taxes of $86.9 million for the three months ended March 31, 2017. This resulted in effective tax rates of 50.2% and 48.3% for the three months ended March 30, 2018 and March 31, 2017, respectively. The income tax benefit for the three months ended March 30, 2018 is comprised of $3.6 million of current tax expense and $47.0 million of deferred tax benefit which is predominantly related to acquired intangibles. The income tax benefit for the three months ended March 31, 2017 is comprised of $33.9 million of current tax expense and $75.9 million of deferred tax benefit. The net deferred tax benefit of $75.9 million includes $103.1 million of deferred tax benefit which is predominantly related to acquired intangible assets offset by $27.2 million of deferred tax expense related to utilization of tax attributes.
The income tax benefit was $43.4 million for the three months ended March 30, 2018, compared with a tax benefit of $42.0 million for the three months ended March 31, 2017. The period ended March 31, 2017 was impacted by a $12.2 million tax benefit related to the termination of the defined benefit pension plans. U.S. Tax Reform decreased the tax benefit by $23.6 million, the impact of dispositions increased the tax benefit by $33.0 million, and the remainder of the difference was attributable to changes to the amount and jurisdictional mix of operating income as well as the impact of acquisitions occurring since the three months ended March 31, 2017.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA reduces the U.S. federal corporate statutory rate from 35% to 21%, requires companies to pay a one-time transition tax on certain undistributed earnings of the Company’s foreign subsidiaries of U.S. entities and creates new taxes on certain foreign sourced earnings. In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin 118 (SEC Update)". The guidance provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting. The Company is applying the guidance in SAB 118 which is now codified in ASC 740 when accounting for the enactment-date effects of the TCJA. At March 30, 2018, the Company has not completed its accounting for all of the tax effects of the TCJA. As discussed below, the Company has recorded provisional estimates for certain provisions where the accounting is incomplete but a reasonable estimate can be made. In other cases, the Company continues to evaluate certain portions of the TCJA and the application of ASC 740 and no adjustments have been made in the unaudited condensed consolidated financial statements. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. These estimates may also be affected as the Company gains a more thorough understanding of the tax law.
In fiscal 2017, the Company adjusted certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. A provisional decrease of $444.8 million was recognized resulting in a corresponding deferred income tax benefit in fiscal 2017. For the three months ended March 30, 2018, no adjustments related to this provisional estimate have been made. While the Company is able to make a reasonable estimate of the impact of the reduction in the U.S. federal corporate statutory tax rate, it may be affected by other analyses related to the TCJA, including, but not limited to, having a U.S. tax return year that straddles the effective date of the statutory rate change and that is different than the Company's fiscal year, the calculation of deemed repatriation of deferred foreign income, and the state tax effect of adjustments made to federal temporary differences.
The one-time transition tax under the TCJA is based upon the amount of post-1986 cumulative undistributed earnings of certain of the Company’s subsidiaries which was deferred from U.S. income tax under previous U.S. law. In fiscal 2017, the Company estimated this item would not result in any current or future tax. For the three months ended March 30, 2018, no adjustments related to this provisional estimate have been made. While the Company is able to make a reasonable estimate of the impact of the one-time transition tax, additional information will continue to be gathered to finalize this conclusion.
Because of the complexity and uncertainties of the new global intangible low-taxed income rules, the Company continues to evaluate this portion of the TCJA and the application of ASC 740. Under GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes. The Company's selection of an accounting policy with respect to these new tax rules will depend on whether it expects to have future U.S. inclusions in taxable income related to global intangible low-taxed income and, if so, what the tax impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income depends on not only the Company's current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or business. While the Company estimates these rules will not have a material tax impact, it is not yet able to finalize the effect of this portion of the TCJA. Therefore, the Company has not made any adjustments related to this item in its unaudited condensed consolidated financial statements and has not made a policy decision regarding whether to record deferred taxes on global intangible low-taxed income.
During the three months ended March 30, 2018, and the fiscal year ended December 29, 2017, the net cash payments for income taxes were $13.8 million and $73.4 million, respectively.
During the three months ended March 30, 2018, the Company recognized an income tax expense of $6.8 million associated with the Specialty Generics Disposal Group, as shown in Note 4.
The Sucampo Acquisition resulted in a net deferred tax liability increase of $170.1 million. Significant components of this increase include $182.0 million of deferred tax liabilities associated with intangibles and a $24.1 million deferred tax liability associated with inventory step-up. The increase in deferred tax liabilities is partially offset by $28.0 million of deferred tax assets associated with U.S. net operating losses, $5.4 million of deferred tax assets associated with U.S. tax credits, and various other net deferred tax assets of $2.6 million.
The sale of a portion of the Hemostasis business, inclusive of the PreveLeak and Recothrom products, was completed on March 16, 2018. This divestiture resulted in a net deferred tax liability decrease of $3.0 million. A significant component of this decrease includes a decrease of $3.0 million of deferred tax liability associated with inventory step-up. In addition, there was a decrease of $1.5 million of deferred tax asset associated with potential future consideration, a decrease of $2.4 million of deferred tax asset associated with net operating losses, and a decrease of $4.2 million of deferred tax asset associated with intangibles, all of which were offset by a reduction in valuation allowance of $8.1 million.
The Company's unrecognized tax benefits, excluding interest, totaled $200.6 million at March 30, 2018 and $182.5 million at December 29, 2017. The net increase of $18.1 million primarily resulted from a net increase to current year tax positions of $0.5 million, net increases from prior period tax positions predominately from acquired companies of $17.7 million, and net decreases from settlements of $0.1 million. If favorably settled, $186.2 million of unrecognized tax benefits at March 30, 2018 would benefit the effective tax rate. The total amount of accrued interest related to these obligations was $16.2 million at March 30, 2018 and $7.1 million at December 29, 2017.
It is reasonably possible that within the next twelve months, as a result of the resolution of various U.K. and non-U.K. examinations, appeals and litigation and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $37.2 million and the amount of related interest and penalties will decrease by up to $6.0 million.

8.	Earnings per Share
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
The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows (in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
Basic	86.1	103.3
Dilutive impact of restricted share units and share options	—	0.3
Diluted	86.1	103.6

The computation of diluted weighted-average shares outstanding for the three months ended March 30, 2018 and March 31, 2017 excludes approximately 3.9 million and 3.7 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

9.	Inventories
Inventories were comprised of the following at the end of each period:

	March 30, 2018	December 29, 2017
Raw materials and supplies	$27.1	$23.7
Work in process	149.5	61.1
Finished goods	36.8	43.9
	$213.4	$128.7

10.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	March 30, 2018	December 29, 2017
Property, plant and equipment, gross	$592.8	$569.7
Less: accumulated depreciation	(166.1)	(156.5)
Property, plant and equipment, net	$426.7	$413.2

Depreciation expense for property, plant and equipment was as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Depreciation expense	$11.7	$13.3

11.	Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of goodwill at the end of each period were as follows:

	March 30, 2018		December 29, 2017
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$3,674.0	$—	$3,482.7	$—

During the three months ended March 30, 2018, the gross carrying value of goodwill within the Specialty Brands segment increased by $191.3 million. The increase was attributable to the Sucampo Acquisition, which yielded $242.8 million of goodwill, partially offset by $51.5 million of goodwill ascribed to the sale of a portion of the Company's Hemostasis business, inclusive of the PreveLeak and Recothrom products.
The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	March 30, 2018		December 29, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,278.4	$2,291.1	$9,693.0	$2,126.1
Customer relationships	28.9	12.7	29.5	12.2
Trademarks	75.3	11.6	75.5	10.8
Other	8.6	8.6	8.6	8.6
Total	$10,391.2	$2,324.0	$9,806.6	$2,157.7
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	851.6		577.1
Total	$886.6		$612.1

Intangible asset amortization expense was as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Amortization expense	$176.3	$169.8

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of Fiscal 2018	$552.7
Fiscal 2019	737.2
Fiscal 2020	736.9
Fiscal 2021	736.6
Fiscal 2022	609.6

12.	Debt
Debt was comprised of the following at the end of each period:

	March 30, 2018		December 29, 2017
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
3.50% notes due April 2018	$300.0	$—	$300.0	$0.2
Term loan due September 2024	16.4	0.3	14.0	0.3
Term loan due February 2025	6.0	0.1	—	—
ACOA loan due September 2028	0.1	—	—	—
Capital lease obligation and vendor financing agreements	—	—	0.2	—
Total current debt	322.5	0.4	314.2	0.5
Long-term debt:
4.875% notes due April 2020	700.0	5.1	700.0	5.7
Variable-rate receivable securitization due July 2020	219.6	0.6	200.0	0.7
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% notes due August 2022	884.0	9.0	884.0	9.5
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% notes due April 2023	500.2	4.1	526.5	4.5
5.625% notes due October 2023	731.4	9.2	738.0	9.7
Term loan due September 2024	1,605.6	22.3	1,837.2	26.7
Term loan due February 2025	594.0	12.2	—	—
5.50% notes due April 2025	692.1	8.7	692.1	9.0
AOCA loan due September 2028	1.6	—	—	—
Revolving credit facility	625.0	5.6	900.0	5.9
Total long-term debt	6,568.3	76.8	6,492.6	71.7
Total debt	$6,890.8	$77.2	$6,806.8	$72.2
The Company's debt instruments are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 29, 2017.
In March 2018, BioVectra entered into an agreement with The Atlantic Canada Opportunities Agency ("AOCA"), to obtain an interest-free loan of up to $5.0 million Canadian Dollars ("CAD") in exchange for specified investment spending in Canada. The loan is repayable in equal monthly installments over 10 years starting in January 2019. The Company has the option of prepaying this loan without any penalties. As of March 30, 2018, the outstanding principal under this agreement was approximately $1.7 million.
In February 2018, in conjunction with the Sucampo Acquisition, Mallinckrodt International Finance S.A. ("MIFSA") and Mallinckrodt CB LLC ("MCB") issued a $600.0 million senior secured term loan.  The variable-rate loan bears an interest rate of LIBOR plus 300 basis points and was issued with a discount of 25 basis points.  The incremental term loan requires quarterly principal amortization payments in an amount equal to 1.00% of the original principal balance of the incremental term loan, and may be reduced by making optional prepayments. The quarterly principal amortization is payable on the last day of each calendar quarter, which will commence on June 30, 2018, with the remaining principal balance due on February 24, 2025. The incremental term loan matures on February 24, 2025 under terms generally consistent with the term loan due September 2024. As of March 30, 2018, the applicable interest rate for the term loan due February 2025 was 4.82% and outstanding borrowings totaled $600.0 million.
In January 2018, the Company made a $225.0 million voluntary prepayment on its term loan due September 2024.  In making this payment, the Company satisfied certain obligations included within external debt agreements to reinvest proceeds from the sale of assets and businesses within one year of the respective transaction or use the proceeds to pay down debt.
As of March 30, 2018, the applicable interest rate on outstanding borrowings under the Company's revolving credit facility was approximately 4.55%, and there were $625.0 million outstanding borrowings. As of March 30, 2018, the applicable interest rate on outstanding borrowings under the variable-rate receivable securitization was 2.78%, and outstanding borrowings totaled $219.6 million. As of March 30, 2018, the applicable interest rate for the term loan due September 2024 was 5.20%, and outstanding borrowings totaled $1,622.0 million.

As of March 30, 2018, the Company continues to be in full compliance with the provisions and covenants associated with its debt agreements.

13.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Service cost	$0.1	$1.1
Interest cost	0.2	1.2
Expected return on plan assets	—	(0.8)
Amortization of net actuarial loss	0.1	1.5
Amortization of prior service cost	—	0.1
Plan settlements	—	69.2
Net periodic benefit cost	$0.4	$72.3

The net periodic benefit credit for the Company's postretirement benefit plans was approximately $0.3 million and zero for the three months ended March 30, 2018 and March 31, 2017, respectively.

Of the net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plans, only service costs are included within other employee compensation costs recorded within cost of sales; R&D; and SG&A expenses, while all other components of the net periodic benefit costs are included within other income and expense on the unaudited condensed consolidated statements of income.

Pension Plan Termination
During the three months ended March 31, 2017, the Company completed the third-party settlement of remaining obligations of six defined benefit pension plans that were terminated during fiscal 2016. In conjunction with this final settlement, the Company made a $61.3 million cash contribution to the terminated plans and recognized a $69.2 million charge, included within other income and expense.

14.	Accumulated Other Comprehensive Income (Loss)
The following summarizes the change in accumulated other comprehensive income (loss) for the three months ended March 30, 2018 and March 31, 2017:

	Currency Translation	Unrecognized Loss on Derivatives	Unrecognized Loss on Benefit Plans	Unrecognized Gain on Investment (1)	Accumulated Other Comprehensive Income (Loss) (1)
Balance at December 29, 2017	$(8.2)	$(4.7)	$(1.5)	$—	$(14.4)
Other comprehensive loss before reclassifications	(2.3)	—	—	—	(2.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.4	(0.5)	—	(0.1)
Net current period other comprehensive (loss) income	(2.3)	0.4	(0.5)	—	(2.4)
Balance at March 30, 2018	$(10.5)	$(4.3)	$(2.0)	$—	$(16.8)

(1)
Upon adoption of ASU 2016-01, a reclassification of $1.5 million relating to the unrealized gain on investment resulted in an increase to beginning retained earnings with an offsetting decrease to accumulated other comprehensive income (loss). See Note 2 for additional details.

	Currency Translation	Unrecognized Loss on Derivatives	Unrecognized Loss on Benefit Plans	Unrecognized Gain on Investment	Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2016	$(19.5)	$(5.7)	$(47.3)	$—	$(72.5)
Other comprehensive income before reclassifications	7.1	—	6.6	13.4	27.1
Amounts reclassified from accumulated other comprehensive (loss) income	(4.7)	0.2	40.0	—	35.5
Net current period other comprehensive income	2.4	0.2	46.6	13.4	62.6
Balance at March 31, 2017	$(17.1)	$(5.5)	$(0.7)	$13.4	$(9.9)

The following summarizes reclassifications from accumulated other comprehensive income (loss) for the three months ended March 30, 2018 and March 31, 2017:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended
	March 30, 2018	March 31, 2017	Line Item in the Unaudited Condensed Consolidated Statement of Income
Currency translation	$—	$(4.7)	Income from discontinued operations, net of income taxes

Amortization and other of unrealized loss on derivatives	0.4	0.2	Interest expense
Income tax provision	—	—	Income tax benefit
Net of income taxes	0.4	0.2

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	0.1	1.5	(1)
Prior service credit	(0.5)	(0.6)	(1)
Divestiture of discontinued operations	—	(3.1)	Income from discontinued operations, net of income taxes
Plan settlements	(0.1)	69.2	(1)
Total before tax	(0.5)	67.0
Income tax provision	—	(27.0)	Income tax benefit
Net of income taxes	(0.5)	40.0

Total reclassifications for the period	$(0.1)	$35.5

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 13 for additional details.

15.	Equity

Share Repurchases

On March 16, 2016, the Company's Board of Directors authorized a $350.0 million share repurchase program (the "March 2016 Program"), which was completed during the three months ended March 31, 2017. On March 1, 2017, the Company's Board of Directors authorized an additional $1.0 billion share repurchase program (the "March 2017 Program"), which commenced upon the completion of the March 2016 Program. The March 2017 Program has no expiration date, and the Company currently expects to fully utilize the program.

	March 2017 Repurchase Program		March 2016 Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$1,000.0		$350.0
Repurchases:
Transition Period 2016 (1)	—	—	1,501,676	84.0
Fiscal 2017	13,490,448	380.6	5,366,741	266.0
Fiscal 2018	2,880,527	45.2
Remaining amount available		$574.2		$—

(1) Represents the period from October 1, 2016 through December 30, 2016. The Company historically reported its results based on a "52-53 week" year ending on the last Friday of September. On May 17, 2016, the Board of Directors of the Company approved a change in the Company’s fiscal year end to the last Friday in December from the last Friday in September. The change in fiscal year became effective for the Company’s 2017 fiscal year, which began on December 31, 2016 and ended on December 29, 2017. As a result of the change in fiscal year end, the Company filed a Transition Report on Form 10-Q on February 7, 2017 covering the period from October 1, 2016 through December 30, 2016.

The Company also repurchases shares from employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and share option exercises.

16.	Guarantees
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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of March 30, 2018 and December 29, 2017 was $14.6 million and $14.9 million, respectively, of which $11.9 million and $12.1 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at March 30, 2018 and December 29, 2017. As of March 30, 2018, the maximum future payments the Company could be required to make under these indemnification obligations were $70.2 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $18.3 million remained in restricted cash, included in long-term other assets on the unaudited condensed consolidated balance sheets at both March 30, 2018 and December 29, 2017.
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 17.
The Company is also liable for product performance; however, the Company believes, given the information currently available, that their ultimate resolutions will not have a material adverse effect on its financial condition, results of operations and cash flows.
As of March 30, 2018, the Company had various other letters of credit, guarantees and surety bonds totaling $22.5 million.

17.	Commitments and Contingencies
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

Governmental Proceedings
Opioid Related Matters
Multidistrict Litigation. The Company has been named in lawsuits brought by various counties, cities, Native American tribes, hospitals, health care clinics, Medicaid managed care organizations, third-party payers and others against opioid manufacturers and, often, distributors. In general, the lawsuits assert claims of public nuisance, negligence, civil conspiracy, fraud, violations of the Racketeer Influenced and Corrupt Organizations Act or similar state laws, consumer fraud, deceptive trade practices, insurance fraud, unjust enrichment and other common law claims arising from defendants’ manufacturing, distribution, marketing and promotion of opioids and seek restitution, damages, injunctive and other relief and attorneys’ fees and costs. These lawsuits were originally filed against, or amended to include, the Company in various U.S. District Courts or in state courts with the state court lawsuits subsequently removed to U.S. District Courts. On December 5, 2017 the Judicial Panel in Multidistrict Litigation (“JPML”) issued its order establishing a Multidistrict Litigation (“MDL”) in the Northern District of Ohio for opioid litigation cases and transferring those cases to the MDL that were originally filed in U.S. District Courts or removed to U.S. District Courts from state court.  There are currently 553 lawsuits naming the Company that are either in the MDL or are expected to be transferred to the MDL. The Company intends to vigorously defend itself in these matters.
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
In addition, the Company is currently named in 35 lawsuits pending in state courts in Alabama (1), Arkansas (1), Connecticut (2), Florida (3), Illinois (1), Louisiana (2), Maine (1), New Jersey (2), Oklahoma (3), Pennsylvania (3), Tennessee (3), Texas (6), Utah (2), Virginia (2), West Virginia (2) and Wisconsin (1). These state lawsuits are brought on behalf of cities, counties, Medicaid managed care organizations, Native American tribes, individuals, and corporations that provide emergency medicine, addiction treatment and recovery services. The lawsuits assert claims and seek damages similar to those sought in the cases pending before the MDL. The Company intends to vigorously defend itself in these state court matters.
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
Other Matters
Generic Pricing Subpoena. In March 2018, the Company received a grand jury subpoena issued by the U.S. District Court for the Eastern District of Pennsylvania pursuant to which the Antitrust Division of the Department of Justice is seeking documents regarding generic products and pricing, communications with generic competitors and other related matters. The Company is in the process of responding to this subpoena, and the Company intends to cooperate fully in the investigation.
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
Mallinckrodt Inc. v. U.S. Food and Drug Administration and United States of America. In November 2014, the Company filed a Complaint ("the Complaint") in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the United States for judicial review of what the Company believes is the FDA's inappropriate and unlawful reclassification of the Company's Methylphenidate HCl Extended-Release tablets USP (CII) ("Methylphenidate ER") in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("Orange Book"). The Company also sought a temporary restraining order ("TRO") directing the FDA to reinstate the Orange Book AB rating for the Company's Methylphenidate ER products. The court denied the Company's motion for a TRO and in July 2015, the court granted the FDA’s motion to dismiss with respect to three of the five counts in the Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts.  The Company appealed the court’s decision to the U.S. Court of Appeals for the Fourth Circuit. On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of the Company's Abbreviated New Drug Application ("ANDA") for Methylphenidate ER. On October 21, 2016, the United States Court of Appeals for the Fourth Circuit issued an order placing that litigation in abeyance pending the outcome of the withdrawal proceedings. The Company concurrently submitted to the FDA requests for a hearing in the withdrawal proceeding and for an extension of the deadline for submitting documentation supporting the necessity of a hearing.  The FDA granted the Company’s initial request to extend the deadline, and on February 21, 2017, the FDA suspended the deadline in order to give the Center for Drug Evaluation and Research ("CDER") an opportunity to complete its production of documents. CDER shared an initial set of documents with the Company in June 2017 and a second set of documents in October 2017. Following the Company’s receipt of the October tranche of documents from CDER, the Company presented a supplemental document request to CDER to ensure all of its initial document requests were fulfilled, and on February 13, 2018, CDER provided a final set of documents in response to the Company’s requests. In April 2018, the Company filed its submission in support of its position in the withdrawal proceedings. A potential outcome of the withdrawal proceedings is that the Company’s Methylphenidate ER products may lose their FDA approval, which could have a material, negative impact to the Company’s Specialty Generics Disposal Group.
FTC Investigation. In June 2014, Questcor Pharmaceuticals, Inc. ("Questcor") received a subpoena and CID from the Federal Trade Commission ("FTC") seeking documentary materials and information regarding the FTC's investigation into whether Questcor's acquisition of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen Depot® from Novartis AG and Novartis Pharma AG (collectively, "Novartis") violates antitrust laws. Subsequently, California, Maryland, Texas, Washington, New York and Alaska (collectively, "the Investigating States") commenced similar investigations focused on whether the transaction violates state antitrust laws. On January 17, 2017, the FTC, all Investigating States (except California) ("the Settling States") and the Company entered into an agreement to resolve this matter for a one-time cash payment of $102.0 million and an agreement to license Synacthen Depot to a third party designated by the FTC for possible development in Infantile Spasms ("IS") and Nephrotic Syndrome ("NS") in the U.S. To facilitate that settlement, a complaint was filed on January 18, 2017, in the U.S. District Court for the District of Columbia. The settlement was approved by the court on January 30, 2017. On July 16, 2017, the Company announced the completion of the U.S. license of both the Synacthen trademark and certain intellectual property associated with Synacthen Depot to West Pharmaceuticals to develop and pursue possible FDA approval of the product in IS and NS. The Company retains the right to develop MNK-1411 (the product formerly described as Synacthen Depot®) for all other indications in the U.S. and retains rights to the Synacthen trademark outside the U.S.
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
DEA Investigation. In November 2011 and October 2012, the Company received subpoenas from the U.S. Drug Enforcement Administration ("DEA") requesting production of documents relating to its suspicious order monitoring program for controlled substances. The USAO for the Eastern District of Michigan investigated the possibility that the Company failed to report suspicious orders of controlled substances during the period 2006-2011 in violation of the Controlled Substances Act and its related regulations. The USAO for the Northern District of New York and Office of Chief Counsel for the U.S. DEA investigated the possibility that the Company failed to maintain appropriate records and security measures with respect to manufacturing of certain controlled substances at its Hobart, New York facility during the period 2012-2013. In July 2017, the Company entered into a final settlement with the DEA and the USAOs for the Eastern District of Michigan and the Northern District of New York to settle these investigations. As part of the agreement, the Company paid $35.0 million to resolve all potential claims.
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

Patent Litigation
Amitiza Patent Litigation: Teva Pharmaceuticals USA, Inc. In September 2017, Sucampo AG and Sucampo Pharmaceuticals, Inc., subsidiaries of the Company, and Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals USA, Inc., and Takeda Pharmaceuticals America, Inc. (collectively “Takeda,” the exclusive licensee under the patents in litigation) filed suit in the U.S. District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. (“Teva”) alleging that Teva infringed U.S. Patent Nos. 6,414,016, 6,982,283, 7,795,312, 8,026,393, 8,071,613, 8,097,653, 8,338,639, 8,389,542 and 8,748,481 following receipt of an August 2017 notice from Teva concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of Amitiza. The Company intends to vigorously defend its Amitiza intellectual property rights.
Amitiza Patent Litigation: Amneal Pharmaceuticals LLC. In April 2017, Sucampo AG and Sucampo Pharmaceuticals, Inc., subsidiaries of the Company, and Takeda filed suit in the U.S. District Court for the District of New Jersey against Amneal Pharmaceuticals, LLC (“Amneal”) alleging that Amneal infringed U.S. Patent Nos. 6,982,283, 8,026,393, 8,097,653, 8,338,639 and 8,389,542 following receipt of a March 2017 notice from Amneal concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of Amitiza. The Company intends to vigorously defend its Amitiza intellectual property rights.
Amitiza Patent Litigation: Par and DRL. Settlement and License Agreements were entered into with Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”) and Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively “DRL”) to settle Paragraph IV patent litigation with each of Par and DRL. Under the terms of the Par settlement dated September 30, 2014, Par was granted a non-exclusive license and right to market a competing generic of Amitiza on or after January 1, 2021, or earlier under certain circumstances. Under the terms of the DRL settlement dated September 14, 2016, DRL was granted a non-exclusive license and right to market a competing generic of Amitiza on or after January 1, 2023, or earlier under certain circumstances.
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
The Company intends to vigorously enforce its intellectual property rights relating to Inomax in both the Inter Partes Review ("IPR") and Praxair litigation proceedings to prevent the marketing of infringing generic products prior to the expiration of the patents covering Inomax. Trial of the suit filed in February 2015 was held in March 2017 and a decision was rendered September 5, 2017 that ruled five patents invalid and six patents not infringed. The Company has appealed the decision to the Court of Appeals for the Federal Circuit. An adverse outcome in the appeal of the Praxair litigation decision ultimately could result in the launch of a generic version of Inomax before the expiration of the last of the listed patents on May 3, 2036 (November 3, 2036 including pediatric exclusivity), which could adversely affect the Company's ability to successfully maximize the value of Inomax and have an adverse effect on its financial condition, results of operations and cash flows.
Inomax Patents: IPR Proceedings. In February 2015 and March 2015, the U.S. Patent and Trademark Office ("USPTO") issued Notices of Filing Dates Accorded to Petitions for IPR petitions filed by Praxair Distribution, Inc. concerning ten patents covering Inomax (i.e., five patents expiring in 2029 and five patents expiring in 2031).
In July 2015 the USPTO Patent Trial and Appeal Board ("PTAB") issued rulings denying the institution of four of the five IPR petitions challenging the five patents expiring in 2029.  The PTAB also issued a ruling in July 2015 that instituted the IPR proceeding in the fifth of this group of patents and the PTAB ruled in July 2016 that one claim of this patent survived review and is valid while the remaining claims were unpatentable.  The Company believes the valid claim describes and encompasses the manner in which Inomax is distributed in conjunction with its approved labeling and that Praxair infringes that claim. Praxair filed an appeal and Mallinckrodt filed a cross-appeal of this decision to the Court of Appeals for the Federal Circuit. Oral argument of that appeal occurred in January 2018. In March 2016, Praxair Distribution, Inc. submitted additional IPR petitions for the five patents expiring in 2029. The PTAB issued non-appealable rulings in August and September 2016 denying institution of all five of these additional IPR petitions.

In September 2015 the USPTO PTAB issued rulings that instituted the IPR proceedings in each of the second set of five patents that expire in 2031. In September 2016 the PTAB ruled that all claims in the five patents expiring in 2031 are patentable.

Ofirmev Patent Litigation: Aurobindo Pharma U.S.A., Inc. In December 2017, Mallinckrodt Hospital Products Inc. and Mallinckrodt IP Unlimited Group, subsidiaries of the Company, and New Pharmatop LP, the current owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against Aurobindo Pharma U.S.A., Inc. (“Aurobindo”) alleging that Aurobindo infringed U.S. Patent No. 6,992,218 ("the ‘218 patent"), U.S. Patent No. 9,399,012 ("the ‘012 patent") and U.S. Patent No. 9,610,265 ("the ‘265 patent") following receipt of a November 2017 notice from Aurobindo concerning its submission of an ANDA, containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev.
Ofirmev Patent Litigation: B. Braun Medical Inc. In April 2017, Mallinckrodt Hospital Products Inc. and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the then owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against B. Braun Medical Inc. ("B. Braun") alleging that B. Braun infringed the ‘218 patent and the ‘012 patent following receipt of a February 2017 notice from B. Braun concerning its submission of a New Drug Application ("NDA"), containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Following receipt of a second Paragraph IV notice letter from B. Braun on April 24, 2017 directed to the ‘012 patent, Mallinckrodt Hospital Products Inc. and Mallinckrodt IP filed suit in June 2017 in the U.S. District Court for the District of Delaware against B. Braun alleging that B. Braun infringed the ‘012 patent and the ‘265 patent. In both instances, a protective suit was filed in the U.S. District Court for the Eastern District of Pennsylvania to protect the 30-month stay against any venue challenge in Delaware. In July 2017, B. Braun filed motions to dismiss both actions in Delaware due to improper venue based on the recent U.S. Supreme Court TC Heartland decision on venue in patent cases, and also filed a separate motion to dismiss in the original action in Pennsylvania. Following receipt of a third Paragraph IV notice letter from B. Braun on July 13, 2017 that included a certification to the ‘265 patent, amended complaints were filed in July 2017 in the U.S. District Courts for the Districts of Delaware and Eastern District of Pennsylvania by Mallinckrodt Hospital Products Inc., Mallinckrodt IP and Pharmatop.  Also in July 2017, Mallinckrodt Hospital Products Inc., Mallinckrodt IP and Pharmatop filed a motion to stay the action in the Eastern District of Pennsylvania. A hearing occurred August 24, 2017 in the U.S. District Court for the District of Delaware regarding B. Braun’s motion to dismiss the Delaware actions for improper venue. A scheduling conference occurred October 4, 2017 in the U.S. District Court for the Eastern District of Pennsylvania and no decisions were rendered on any of the pending motions. The judge in the Delaware District Court denied B. Braun’s motion to dismiss the amended complaint without prejudice and ordered venue-related discovery on December 14, 2017. Subsequently, B. Braun withdrew the challenge to venue in Delaware but proceeded to file new motions to dismiss the Delaware actions on December 28, 2017. The actions in the U.S. District Court for the Eastern District of Pennsylvania were dismissed by stipulation on December 28, 2017.
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
Ofirmev Patent Litigation: Agila Specialties Private Limited, Inc. (now Mylan Laboratories Ltd.) and Agila Specialties Inc. (a Mylan Inc. Group), (collectively “Agila”).  In December 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the then owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed the '222 and the '218 patents following receipt of a November 2014 notice from Agila concerning its submission of a NDA containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Separately, on December 1, 2016 Mallinckrodt IP filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed the '012 patent. On December 31, 2016, the parties entered into settlement agreements on both suits under which Agila was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its NDA on or after December 6, 2020, or earlier under certain circumstances.
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

Tyco Healthcare Group LP, et al. v. Mutual Pharmaceutical Group, Inc. In March 2007, the Company filed a patent infringement suit in the U.S. District Court for the District of New Jersey against Mutual Pharmaceutical Co., Inc., et al. (collectively, "Mutual") after Mutual submitted an ANDA to the FDA seeking to sell a generic version of the Company's 7.5 mg RESTORIL™ sleep aid product. Mutual also filed antitrust and unfair competition counterclaims. The patents at issue have since expired or been found invalid. The trial court issued an opinion and order granting the Company's motion for summary judgment regarding Mutual's antitrust and unfair competition counterclaims. Mutual appealed this decision to the U.S. Court of Appeals for the Federal Circuit and the Federal Circuit issued a split decision, affirming the trial court in part and remanding to the trial court certain counterclaims for further proceedings. The Company filed a motion for summary judgment with the U.S. District Court regarding the remanded issues. In May 2015, the trial court issued an opinion granting-in-part and denying-in-part the Company’s motion for summary judgment. In March 2017, the parties entered into a settlement agreement and the case was dismissed.
Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland v. Mallinckrodt PLC, Mallinckrodt Inc. and Mallinckrodt LLC. In January 2018, Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland (“Jazz”) filed suit in the U.S. District Court for the District of New Jersey against the Company alleging that the Company infringed United States Patent Nos. 7,668,730 (the “’730 patent”), 7,765,106 (the “’106 patent”), 7,765,107 (the “’107 patent”), 7,895,059 (the “’059 patent”), 8,457,988 (the “’988 patent”), 8,589,182 (the “’182 patent”), 8,731,963 (the “’963 patent”), 8,772,306 (the “’306 patent”), 9,050,302 (the “’302 patent”), and 9,486,426 (the “’426 patent”) following receipt of a November 2017 notice from the Company concerning its submission of an ANDA, containing a Paragraph IV patent certification with the FDA for a competing version of Xyrem. The Company intends to vigorously defend its position.

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
Employee Stock Purchase Plan Securities Litigation. On July 20, 2017, a purported purchaser of Mallinckrodt stock through Mallinckrodt’s Employee Stock Purchase Plans (“ESPPs”), filed a derivative lawsuit in the Federal District Court in the Eastern District of Missouri, captioned Solomon v. Mallinckrodt plc, et al., against the Company, its Chief Executive Officer Mark C. Trudeau ("CEO"), its Chief Financial Officer Matthew K. Harbaugh ("CFO"), its Controller Kathleen A. Schaefer, and current and former directors of the Company. On September 6, 2017, plaintiff voluntarily dismissed its complaint in the Federal District Court for the Eastern District of Missouri and refiled virtually the same complaint in the U.S. District Court for the District of Columbia. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt stock between November 25, 2014, and January 18, 2017, in the ESPPs. In the alternative, the plaintiff alleges a class action for those same purchasers/acquirers of stock in the ESPPs during the same period. The complaint asserts claims under Section 11 of the Securities Act, and for breach of fiduciary duty, misrepresentation, non-disclosure, mismanagement of the ESPPs’ assets and breach of contract arising from substantially similar allegations as those contained in the putative class action securities litigation described in the following paragraph. Stipulated co-lead plaintiffs were approved by the court on March 1, 2018. The Company intends to vigorously defend itself in this matter.

Putative Class Action Securities Litigation. On January 23, 2017, a putative class action lawsuit was filed against the Company and its CEO in the U.S. District Court for the District of Columbia, captioned Patricia A. Shenk v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased Mallinckrodt’s publicly traded securities on a domestic exchange between November 25, 2014 and January 18, 2017. The lawsuit generally alleges that the Company made false or misleading statements related to H.P. Acthar Gel and Synacthen to artificially inflate the price of the Company’s stock. In particular, the complaint alleges a failure by the Company to provide accurate disclosures concerning the long-term sustainability of H.P. Acthar Gel revenues, and the exposure of H.P. Acthar Gel to Medicare and Medicaid reimbursement rates. On January 26, 2017, a second putative class action lawsuit, captioned Jyotindra Patel v. Mallinckrodt plc, et al. was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Patel complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Shenk lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 13, 2017, a third putative class action lawsuit, captioned Amy T. Schwartz, et al., v. Mallinckrodt plc, et al., was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Schwartz complaint purports to be brought on behalf of shareholders who purchased shares of the Company between July 14, 2014 and January 18, 2017 and asserts claims similar to those set forth in the Shenk lawsuit. On March 23, 2017, a fourth putative class action lawsuit, captioned Fulton County Employees’ Retirement System v. Mallinckrodt plc, et al., was filed against the Company and its CEO and CFO in the U.S. District Court for the District of Columbia. The Fulton County complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Schwartz lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 27, 2017, four separate plaintiff groups moved to consolidate the pending cases and to be appointed as lead plaintiffs in the consolidated case. Since that time, two of the plaintiff groups have withdrawn their motions. Lead plaintiff was designated by the court on March 9, 2018. The Company intends to vigorously defend itself in this matter.

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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of March 30, 2018, it was probable that it would incur remedial costs in the range of $27.2 million to $96.7 million. The Company also concluded that, as of March 30, 2018, the best estimate within this range was $65.2 million, of which $3.3 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at March 30, 2018. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. The Company is named as a defendant in numerous tort complaints with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri that were filed in or after February 2012. These cases allege personal injury for alleged exposure to radiological substances, including in Coldwater Creek in Missouri, and in the air. Plaintiffs allegedly lived and/or worked in various locations in Saint Louis County, Missouri, near Coldwater Creek. Radiological residues which may have been present in the creek have previously been remediated by the U.S. Army Corps of Engineers ("USACE"). The USACE continues to study and remediate the creek and surrounding areas. The Company believes that it has meritorious defenses to these complaints and is vigorously defending against them. Groups of bellwether plaintiffs have been selected by the court and discovery is ongoing. Upon further evaluation of the Company’s potential exposure, this matter is no longer considered material.
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
On March 4, 2016, the EPA issued the Record of Decision ("ROD") for the lower 8 miles of the River. The EPA's selected remedy for this stretch of the River was a slight modification of the preferred approach it identified in the revised FFS issued in April 2014. The new discounted, estimated cost was $1.38 billion. By letter dated March 31, 2016, the EPA notified the Company, and approximately 98 other parties, of the Company’s potential liability for the lower 8 miles of the River. The letter also announced the EPA's intent to seek to determine whether one company, Occidental Chemicals Corporation ("OCC"), would voluntarily enter into an agreement to perform the remedial design for the remedy selected in the ROD. The letter stated that, after execution of such an agreement, the EPA planned to begin negotiation of an agreement under which OCC and the other major PRPs would implement and/or pay for the EPA’s selected remedy for the lower 8 miles of the River. Finally, the letter announced the EPA's intent to provide a separate notice to unspecified parties of the opportunity to discuss a cash out settlement for the lower 8 miles of the River at a later date. On October 5, 2016, the EPA announced that OCC had entered into an agreement to develop the remedial design.
By letter dated March 30, 2017, the EPA notified the Company, limited to its former Lodi facility, and nineteen other PRPs of their eligibility to enter into a cash out settlement for the lower 8 miles of the River. In exchange for the settlement, the Company would receive, inter alia, a covenant not to sue and contribution protection. There is no reopener provision should costs exceed estimated amounts. The Company submitted the executed settlement agreement to the EPA on July 26, 2017. The settlement was announced in the Federal Register on January 12, 2018 commencing a 30-day public comment period, which has closed. The EPA will review the comments and will determine whether to proceed with the settlement.
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

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend itself in these matters. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 30, 2018, there were approximately 11,600 asbestos-related cases pending against the Company.
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
During the three months ended March 31, 2017, the Company sold its Intrathecal Therapy business with a portion of the consideration from the sale being in the form of a note receivable subject to the installment sale provisions described above. During the three months ended March 30, 2018, the Company received payment on the note receivable and settled all installment sale provisions related to its sale of the Intrathecal Therapy business.
As of March 30, 2018, the Company had an aggregate $554.2 million of interest-bearing U.S. deferred tax liabilities associated with outstanding installment notes. The GAAP calculation of interest associated with these deferred tax liabilities is subject to variable interest rates. The Company recognized interest expense associated with these deferred tax liabilities of $5.6 million and $18.4 million for the three months ended March 30, 2018 and March 31, 2017, respectively.
The Company has reported Section 453A interest on its tax returns on the basis of its interpretation of the U.S. Internal Revenue Code and Regulations. Alternative interpretations of these provisions could result in additional interest payable on the deferred tax liability. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company’s interpretation and maintains a corresponding liability of $48.6 million and $46.0 million as of March 30, 2018 and December 29, 2017, respectively. The balance of this liability is expected to increase over future periods until such uncertainty is resolved. Favorable resolution of this uncertainty would likely result in a material reversal of this liability and a benefit being recorded to interest expense within the unaudited condensed consolidated statements of income.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	March 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.3	$24.4	$10.9	$—
Equity securities	19.4	19.4	—	—
	$54.7	$43.8	$10.9	$—

Liabilities:
Deferred compensation liabilities	$38.4	$—	$38.4	$—
Contingent consideration and acquired contingent liabilities	222.0	—	—	222.0
Foreign exchange forward and option contracts	0.1	0.1	—	—
	$260.5	$0.1	$38.4	$222.0

	December 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.4	$24.0	$11.4	$—
Equity securities	22.7	22.7	—	—
Foreign exchange forward and option contracts	0.1	0.1	—	—
	$58.2	$46.8	$11.4	$—

Liabilities:
Deferred compensation liabilities	$42.7	$—	$42.7	$—
Contingent consideration and acquired contingent liabilities	246.4	—	—	246.4
Foreign exchange forward and option contracts	0.1	0.1	—	—
	$289.2	$0.1	$42.7	$246.4

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
Equity securities. Equity securities consist of shares in Mesoblast Limited, for which quoted prices are available in an active market; therefore, the investment is classified as level 1 and is valued based on quoted market prices reported on a nationally recognized securities exchange. During the three months ended March 30, 2018, approximately $3.4 million of shares were sold for total proceeds of $4.3 million resulting in a $0.9 million gain being recognized within other income (expense), net within the unaudited condensed consolidated statement of income. Total unrealized gain in this investment was $0.5 million for the three months ended March 30, 2018 and was recorded within other income (expenses), net, within the unaudited condensed consolidated statement of income.
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

Contingent consideration and acquired contingent liabilities. The Company maintains various contingent consideration and acquired contingent liabilities associated with the acquisitions of Questcor, Stratatech Corporation ("Stratatech"), InfaCare Pharmaceutical Corporation ("InfaCare") and Ocera Therapeutics, Inc. ("Ocera").
The contingent liability associated with the acquisition of Questcor pertains to the Company's license agreement with Novartis AG and Novartis Pharma AG (collectively "Novartis") related to the developmental product MNK-1411. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. As of March 30, 2018, the total remaining payments under the license agreement shall not exceed $140.0 million. The Company determined the fair value of the contingent consideration associated with the acquisition of Questcor to be $113.1 million and $111.8 million as of March 30, 2018 and December 29, 2017, respectively.
As part of the acquisition of three commercial stage topical hemostasis drugs from The Medicines Company ("the Hemostasis Acquisition") in February 2016, the Company provided contingent consideration to The Medicines Company in the form of sales based milestones associated with Raplixa and PreveLeak, and acquired contingent liabilities associated with The Medicines Company's prior acquisitions of the aforementioned products. The Company determined the fair value of the contingent consideration and acquired contingent liabilities based on an option pricing model to be $7.0 million and $17.1 million at December 29, 2017. The Company paid $12.0 million related to the FDA approval of PreveLeak during the three months ended March 30, 2018. On March 16, 2018, the Company sold a portion of the Hemostasis business, inclusive of the Recothrom and PreveLeak products to Baxter and the remaining contingent consideration liability balance of $12.1 million was transferred upon sale.
As part of the acquisition of a developmental program from Stratatech in August 2016, the Company provided contingent consideration to the prior shareholders of Stratatech, primarily in the form of regulatory filing and approval milestones associated with the deep partial thickness and full thickness indications associated with StrataGraft®. The Company assesses the likelihood of and timing of making such payments. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the acquisition of Stratatech to be $53.0 million and $53.5 million as of March 30, 2018 and December 29, 2017, respectively.
As part of the acquisition of InfaCare in September 2017, the Company provided contingent consideration to the prior shareholders of InfaCare in the form of both regulatory approval milestones for full-term and pre-term neonates for stannsoporfin and sales-based milestones associated with stannsoporfin. The Company determined the fair value of the contingent consideration based on an option pricing model to be $34.5 million and $35.0 million as of March 30, 2018 and December 29, 2017, respectively.
As part of the acquisition of Ocera in December 2017, the Company provided contingent consideration to the prior shareholders of Ocera in the form of both patient enrollment clinical study milestones for MNK-6105 and MNK-6106 (previously referred to collectively as OCR-002), which represent the IV and Oral formulations, respectively, and sales-based milestones associated with MNK-6105 and MNK-6106. The Company determined the fair value of the contingent consideration based on an option pricing model to be $21.4 million and $22.0 million as of March 30, 2018 and December 29, 2017, respectively.
Of the total fair value of the contingent consideration of $222.0 million, $52.2 million was classified as current and $169.8 million was classified as non-current in the unaudited condensed consolidated balance sheet as of March 30, 2018. The following table summarizes the fiscal 2018 activity for contingent considerations:

Balance at December 29, 2017	$246.4
Disposal of business	(12.1)
Payments	(12.0)
Accretion expense	1.3
Fair value adjustment	(1.6)
Balance at March 30, 2018	$222.0

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of March 30, 2018 and December 29, 2017:

•
The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $18.3 million as of both March 30, 2018 and

December 29, 2017, (level 1), respectively, which was included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets.

•
The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $66.7 million and $67.0 million at March 30, 2018 and December 29, 2017, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.

•
The carrying value of the Company's revolving credit facility and variable-rate receivable securitization approximates fair value due to the short-term nature of these instruments. Since the quoted market prices for the Company's term loans and 8.00% and 9.50% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The Company's 3.50%, 4.75%, 4.875%, 5.50%, 5.625% and 5.75% notes are classified as level 1, as quoted prices are available in an active market for these notes. The fair value of the AOCA loan is based on the present value of future cash flows under the terms of the agreement (level 3) with future cash flows and interest rates as significant assumptions. The following table presents the carrying values and estimated fair values of the Company's long-term debt, excluding capital leases, as of the end of each period:

	March 30, 2018		December 29, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1
3.50% notes due April 2018	$300.0	$300.0	$300.0	$299.1
4.875% notes due April 2020	700.0	665.8	700.0	675.2
Variable-rate receivable securitization due July 2020	219.6	219.6	200.0	200.0
5.75% notes due August 2022	884.0	762.1	884.0	804.8
4.75% notes due April 2023	500.2	385.1	526.5	412.4
5.625% notes due October 2023	731.4	590.9	738.0	628.8
5.50% notes due April 2025	692.1	534.3	692.1	564.5
Revolving credit facility	625.0	625.0	900.0	900.0
Level 2
9.50% debentures due May 2022	10.4	10.6	10.4	10.9
8.00% debentures due March 2023	4.4	4.2	4.4	4.4
Term loan due September 2024	1,622.0	1,613.8	1,851.2	1,848.7
Term loan due February 2025	600.0	600.3	—	—
Level 3
AOCA loan due September 2028	1.7	1.7	—	—

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
Net sales attributable to distributors that accounted for 10% or more of the Company's total net sales was limited to CuraScript, Inc. ("CuraScript"), which accounted for 47% and 55% of net sales during the three months ended March 30, 2018 and March 31, 2017, respectively. Accounts receivable attributable to distributors that accounted for 10% or more of the Company's gross accounts receivable was also limited to CuraScript, which accounted for 31% and 34% of accounts receivable at March 30, 2018 and December 29, 2017, respectively.

The following table shows net sales attributable to products that accounted for 10% or more of the Company's total net sales:

	Three Months Ended
	March 30, 2018	March 31, 2017
H.P. Acthar Gel	43%	49%
Inomax	24%	23%
Ofirmev	14%	13%
Therakos	10%	*
*Net sales attributable to this product was less than 10% of total net sales during the respective period presented above.

19.	Segment Data
The Company's continuing operations are limited to the results of operations from the Specialty Brands segment as the Specialty Generics Disposal Group is reported as a discontinued operation. See Note 4 for further details on the Specialty Generics Disposal Group. Selected information for the reportable segment is as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Net sales:
Specialty Brands	$572.6	$560.0
Operating income:
Specialty Brands	$240.3	$267.0
Unallocated amounts:
Corporate and unallocated expenses (1)	(43.7)	0.4
Intangible asset amortization	(176.3)	(169.8)
Restructuring and related charges, net (2)	(23.1)	(11.3)
Operating income	$(2.8)	$86.3

(1)	Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segment.

(2)	Includes restructuring-related accelerated depreciation.

Net sales by product family within the Company's reportable segment is as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
H.P. Acthar Gel	$243.8	$271.8
Inomax	139.8	128.4
Ofirmev	82.0	73.4
Therakos	57.4	51.2
Amitiza (1)	23.0	—
BioVectra	10.5	9.9
Other	16.1	25.3
Net sales	$572.6	$560.0
(1) Amitiza net sales consist of both product and royalty net sales. Refer to Note 3 for further details on Amitiza's revenues.

20.	Condensed Consolidating Financial Statements
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
Set forth on the following pages are the condensed consolidating financial statements for the three months ended March 30, 2018 and March 31, 2017, and as of March 30, 2018 and December 29, 2017. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and other subsidiaries. Condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 30, 2018
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.4	$212.8	$297.7	$—	$511.9
Accounts receivable, net	—	—	321.5	—	321.5
Inventories	—	—	213.4	—	213.4
Prepaid expenses and other current assets	0.6	0.4	113.9	—	114.9
Notes receivable	—	—	—	—	—
Current assets held for sale	—	—	1,143.0	—	1,143.0
Intercompany receivables	131.5	25.3	281.3	(438.1)	—
Total current assets	133.5	238.5	2,370.8	(438.1)	2,304.7
Property, plant and equipment, net	—	—	426.7	—	426.7
Goodwill	—	—	3,674.0	—	3,674.0
Intangible assets, net	—	—	8,953.8	—	8,953.8
Investment in subsidiaries	6,037.4	23,408.7	11,619.9	(41,066.0)	—
Intercompany loans receivable	517.1	—	4,823.2	(5,340.3)	—
Other assets	—	—	157.3	—	157.3
Total Assets	$6,688.0	$23,647.2	$32,025.7	$(46,844.4)	$15,516.5

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$322.0	$0.1	$—	$322.1
Accounts payable	0.1	0.2	96.6	—	96.9
Accrued payroll and payroll-related costs	—	—	50.1	—	50.1
Accrued interest	—	80.9	0.6	—	81.5
Income taxes payable	—	—	20.2	—	20.2
Accrued and other current liabilities	1.6	0.7	365.7	—	368.0
Current liabilities held for sale	—	—	159.7	—	159.7
Intercompany payables	225.0	19.3	193.8	(438.1)	—
Total current liabilities	226.7	423.1	886.8	(438.1)	1,098.5
Long-term debt	—	6,256.1	235.4	—	6,491.5
Pension and postretirement benefits	—	—	66.8	—	66.8
Environmental liabilities	—	—	61.9	—	61.9
Deferred income taxes	—	—	871.3	—	871.3
Other income tax liabilities	—	—	125.3	—	125.3
Intercompany loans payable	—	5,340.3	—	(5,340.3)	—
Other liabilities	—	7.8	332.1	—	339.9
Total Liabilities	226.7	12,027.3	2,579.6	(5,778.4)	9,055.2
Shareholders' Equity	6,461.3	11,619.9	29,446.1	(41,066.0)	6,461.3
Total Liabilities and Shareholders' Equity	$6,688.0	$23,647.2	$32,025.7	$(46,844.4)	$15,516.5

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 29, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.7	$908.8	$351.4	$—	$1,260.9
Accounts receivable, net	—	—	275.4	—	275.4
Inventories	—	—	128.7	—	128.7
Prepaid expenses and other current assets	1.0	0.2	73.5	—	74.7
Notes receivable	—	—	154.0	—	154.0
Current assets held for sale	—	—	391.5	—	391.5
Intercompany receivables	70.0	173.4	831.4	(1,074.8)	—
Total current assets	71.7	1,082.4	2,205.9	(1,074.8)	2,285.2
Property, plant and equipment, net	—	—	413.2	—	413.2
Goodwill	—	—	3,482.7	—	3,482.7
Intangible assets, net	—	—	8,261.0	—	8,261.0
Long-term assets held for sale	—	—	742.7	—	742.7
Investment in subsidiaries	6,551.6	23,217.8	12,356.2	(42,125.6)	—
Intercompany loans receivable	593.1	—	4,664.8	(5,257.9)	—
Other assets	—	—	156.2	—	156.2
Total Assets	$7,216.4	$24,300.2	$32,282.7	$(48,458.3)	$15,341.0

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$313.5	$0.2	$—	$313.7
Accounts payable	0.1	—	77.2	—	77.3
Accrued payroll and payroll-related costs	—	—	78.4	—	78.4
Accrued interest	—	53.0	4.0	—	57.0
Income taxes payable	—	—	15.5	—	15.5
Accrued and other current liabilities	0.8	0.4	367.3	—	368.5
Current liabilities held for sale	—	—	140.0	—	140.0
Intercompany payables	693.5	104.6	276.7	(1,074.8)	—
Total current liabilities	694.4	471.5	959.3	(1,074.8)	1,050.4
Long-term debt	—	6,206.8	214.1	—	6,420.9
Pension and postretirement benefits	—	—	67.1	—	67.1
Environmental liabilities	—	—	62.8	—	62.8
Deferred income taxes	—	—	749.1	—	749.1
Other income tax liabilities	—	—	94.1	—	94.1
Long-term liabilities held for sale	—	—	22.6	—	22.6
Intercompany loans payable	—	5,257.9	—	(5,257.9)	—
Other liabilities	—	7.8	344.2	—	352.0
Total Liabilities	694.4	11,944.0	2,513.3	(6,332.7)	8,819.0
Shareholders' Equity	6,522.0	12,356.2	29,769.4	(42,125.6)	6,522.0
Total Liabilities and Shareholders' Equity	$7,216.4	$24,300.2	$32,282.7	$(48,458.3)	$15,341.0

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 30, 2018
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$572.6	$—	$572.6
Cost of sales	0.2	—	295.6	—	295.8
Gross (loss) profit	(0.2)	—	277.0	—	276.8
Selling, general and administrative expenses	6.4	0.2	185.8	—	192.4
Research and development expenses	0.5	—	63.6	—	64.1
Restructuring charges, net	—	—	23.1	—	23.1
Non-restructuring impairment charge	—	—	—	—	—
Gains on divestiture and license	—	—	—	—	—
Operating (loss) income	(7.1)	(0.2)	4.5	—	(2.8)

Interest expense	(3.0)	(101.2)	(7.1)	19.9	(91.4)
Interest income	2.2	1.7	19.2	(19.9)	3.2
Other income (expense), net	6.1	2.8	(4.3)	—	4.6
Intercompany fees	(4.5)	—	4.5	—	—
Equity in net (loss) income of subsidiaries	(12.9)	175.4	79.2	(241.7)	—
(Loss) income from continuing operations before income taxes	(19.2)	78.5	96.0	(241.7)	(86.4)
Income tax benefit	(1.2)	(0.8)	(41.4)	—	(43.4)
(Loss) income from continuing operations	(18.0)	79.3	137.4	(241.7)	(43.0)
(Loss) income from discontinued operations, net of income taxes	—	(0.1)	25.1	—	25.0
Net (loss) income	(18.0)	79.2	162.5	(241.7)	(18.0)
Other comprehensive loss, net of tax	(2.4)	(2.4)	(5.2)	7.6	(2.4)
Comprehensive (loss) income	$(20.4)	$76.8	$157.3	$(234.1)	$(20.4)

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$560.0	$—	$560.0
Cost of sales	—	—	259.9	—	259.9
Gross profit	—	—	300.1	—	300.1
Selling, general and administrative expenses	16.9	0.2	200.5	—	217.6
Research and development expenses	—	—	45.0	—	45.0
Restructuring charges, net	—	—	10.3	—	10.3
Gains on divestiture and license	—	—	(59.1)	—	(59.1)
Operating (loss) income	(16.9)	(0.2)	103.4	—	86.3

Interest expense	(3.3)	(85.3)	(20.2)	14.6	(94.2)
Interest income	1.1	0.3	14.1	(14.6)	0.9
Other income (expense), net	15.4	(9.9)	(85.4)	—	(79.9)
Intercompany fees	(5.5)	—	5.5	—	—
Equity in net income of subsidiaries	408.7	597.0	500.5	(1,506.2)	—
Income (loss) from continuing operations before income taxes	399.5	501.9	517.9	(1,506.2)	(86.9)
Income tax benefit	(2.0)	(0.3)	(39.7)	—	(42.0)
Income (loss) from continuing operations	401.5	502.2	557.6	(1,506.2)	(44.9)
(Loss) income from discontinued operations, net of income taxes	(2.3)	(1.7)	448.1	—	444.1
Net income	399.2	500.5	1,005.7	(1,506.2)	399.2
Other comprehensive income, net of tax	62.6	62.6	125.0	(187.6)	62.6
Comprehensive income	$461.8	$563.1	$1,130.7	$(1,693.8)	$461.8

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 30, 2018
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash from operating activities	$459.0	$201.1	$776.5	$(1,418.8)	$17.8
Cash Flows From Investing Activities:
Capital expenditures	—	—	(34.3)	—	(34.3)
Acquisitions, net of cash acquired	—	—	(699.9)	—	(699.9)
Proceeds from divestitures, net of cash	—	—	298.3	—	298.3
Intercompany loan investment, net	(412.2)	(85.3)	430.7	66.8	—
Investment in subsidiary	—	(121.8)	—	121.8	—
Other	—	—	8.3	—	8.3
Net cash from investing activities	(412.2)	(207.1)	3.1	188.6	(427.6)
Cash Flows From Financing Activities:
Issuance of external debt	—	600.0	26.8	—	626.8
Repayment of external debt and capital leases	—	(530.6)	(371.6)	—	(902.2)
Debt financing costs	—	(12.0)	—	—	(12.0)
Proceeds from exercise of share options	—	—	—	—	—
Repurchase of shares	(46.6)	—	—	—	(46.6)
Intercompany loan borrowings, net	—	66.8	—	(66.8)	—
Intercompany dividends	—	(814.2)	(604.6)	1,418.8	—
Capital contribution	—	—	121.8	(121.8)	—
Other	0.5	—	(5.3)	—	(4.8)
Net cash from financing activities	(46.1)	(690.0)	(832.9)	1,230.2	(338.8)
Effect of currency rate changes on cash	—	—	(0.3)	—	(0.3)
Net change in cash, cash equivalents and restricted cash	0.7	(696.0)	(53.6)	—	(748.9)
Cash, cash equivalents and restricted cash at beginning of period	0.7	908.8	369.6	—	1,279.1
Cash, cash equivalents and restricted cash at end of period	$1.4	$212.8	$316.0	$—	$530.2

Cash and cash equivalents at end of period	$1.4	$212.8	$297.7	$—	$511.9
Restricted Cash, included in other assets at end of period	—	—	18.3	—	18.3
Cash, cash equivalents and restricted cash at end of period	$1.4	$212.8	$316.0	$—	$530.2

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash from operating activities	$1,177.5	$134.8	$1,062.6	$(2,472.3)	$(97.4)
Cash Flows From Investing Activities:
Capital expenditures	—	—	(52.6)	—	(52.6)
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from divestitures, net of cash	—	—	576.9	—	576.9
Intercompany loan investment, net	(900.9)	—	(724.0)	1,624.9	—
Investment in subsidiary	—	(307.9)	—	307.9	—
Other	—	—	(10.8)	—	(10.8)
Net cash from investing activities	(900.9)	(307.9)	(210.5)	1,932.8	513.5
Cash Flows From Financing Activities:
Issuance of external debt	—	—	25.0	—	25.0
Repayment of external debt and capital leases	—	(183.5)	(50.4)	—	(233.9)
Debt financing costs	—	(12.5)	(0.5)	—	(13.0)
Proceeds from exercise of share options	2.1	—	0.1	—	2.2
Repurchase of shares	(279.6)	—	—	—	(279.6)
Intercompany loan borrowings, net	—	1,624.9	—	(1,624.9)	—
Intercompany dividends	—	(1,170.0)	(1,302.3)	2,472.3	—
Capital contribution	—	—	307.9	(307.9)	—
Other	0.8	—	0.2	—	1.0
Net cash from financing activities	(276.7)	258.9	(1,020.0)	539.5	(498.3)
Effect of currency rate changes on cash	—	—	—	—	—
Net change in cash, cash equivalents and restricted cash	(0.1)	85.8	(167.9)	—	(82.2)
Cash, cash equivalents and restricted cash at beginning of period	0.5	44.5	316.1	—	361.1
Cash, cash equivalents and restricted cash at end of period	$0.4	$130.3	$148.2	$—	$278.9

Cash and cash equivalents at end of period	$0.4	$130.3	$129.1	$—	$259.8
Restricted Cash, included in other assets at end of period	—	—	19.1	—	19.1
Cash, cash equivalents and restricted cash at end of period	$0.4	$130.3	$148.2	$—	$278.9

21.	Subsequent Events
Financing Activities
On April 16, 2018, the Company made a repayment of $300.0 million on its 3.5% unsecured, fixed-rate notes which matured with cash on hand. These notes were classified as current on the unaudited condensed consolidated balance sheets as of March 30, 2018.
On April 23, 2018, the Company borrowed an additional $30.4 million on its receivable securitization, bringing total outstanding borrowings to $250.0 million for this instrument. On April 24, 2018, the Company also made a $25.0 million payment on the revolving credit facility, bringing total outstanding borrowings to $600.0 million for this instrument.

Licenses
On April 5, 2018 (the "Exercise Date"), the Company exercised its option under its collaborative agreement with CPP to negotiate terms of an exclusive license to commercialize CPP-1X/sulindac in North America. In addition, the Company provided CPP with a $10.0 million upfront R&D payment for expenses related to the FAP pivotal trial incurred during the "Negotiation Period," or the period from the Exercise Date through the execution of such license agreement, which shall not exceed 120 days. CPP shall return to the Company any portion of the R&D payment that is not utilized during the Negotiation Period.

Commitments and Contingencies
Certain litigation matters occurred during the three months ended March 30, 2018 or prior, but had subsequent updates through the issuance of this report. See further discussion in Note 17.

Stannsoporfin

On May 3, 2018, in a joint meeting, the FDA’s Gastrointestinal Drugs Advisory Committee and Pediatric Advisory Committee recommended that the risk benefit profile of the Company’s stannsoporfin IPR&D asset does not support approval for the treatment of newborns ≥35 weeks of gestational age with indicators of hemolysis who are at risk of developing hyperbilirubinemia (severe jaundice).  The Company will work closely with the FDA as the review process continues.  Given the outcome of the meeting, the Company is evaluating alternatives for this development program and will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated IPR&D asset of $113.5 million included within intangible assets, net on the unaudited condensed consolidated balance sheets as of March 30, 2018 and December 29, 2017.

The Company annually tests the indefinite-lived intangible assets for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable by either a qualitative or income approach.  Management relies on a number of qualitative factors when considering a potential impairment such as changes to planned revenue or earnings that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 29, 2017, filed with the United States ("U.S.") Securities and Exchange Commission ("the SEC") on February 27, 2018.
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
On February 22, 2018, our Board of Directors authorized commencement of a process to dispose of (1) our Specialty Generics business comprised of the previously reported Specialty Generics segment, with the exception of BioVectra, Inc. - our wholly-owned subsidiary that operates a contract manufacturing business in Canada ("BioVectra"), (2) certain of our non-promoted brands business, which was previously reflected in the Specialty Brands segment; and (3) our ongoing, post-divestiture supply agreement with the acquirer of the contrast media and delivery systems ("CMDS") business, which was previously reflected in the Other non-operating segment (referred to collectively as the “Specialty Generics Disposal Group”). We evaluated the criteria prescribed by U.S. Generally Accepted Accounting Principles ("GAAP") for recording a disposal group as held for sale and discontinued operations. This criteria was met during the three months ended March 30, 2018, and as a result, prior year balances have been recast to present the financial results of the disposal group as a discontinued operation.
As the Specialty Generics Disposal Group is reported as a discontinued operation, our continuing operations are limited to the results of operations from the Specialty Brands segment. Our Specialty Brands segment markets branded pharmaceutical products for autoimmune and rare disease in the specialty areas of neurology, rheumatology, nephrology, ophthalmology and pulmonology; immunotherapy and neonatal respiratory critical care therapies, analgesics and gastrointestinal products. Our diversified, in-line portfolio of both marketed and development products is focused on patients with significant unmet medical needs.
For further information on our business and products, refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2017, filed with the SEC on February 27, 2018.

Significant Events
Acquisitions
On February 13, 2018, the Company acquired Sucampo Pharmaceuticals, Inc. ("Sucampo"). Consideration for the transaction consisted of approximately $1.2 billion, including the assumption of Sucampo's third-party debt ("the Sucampo Acquisition"). The acquisition was funded through the issuance of $600.0 million aggregate principal amount of senior secured notes (as discussed further below), a $900.0 million borrowing under the revolving credit facility and cash on hand. Sucampo's commercialized products include AMITIZA® (lubiprostone) ("Amitiza"), a leading global product in the branded constipation market, and RESCULA® (unoprostone isopropyl ophthalmic solution) 0.15% ("Rescula"), which is indicated for ocular hypertension and open-angle glaucoma, and marketed in Japan. Through this acquisition, we acquired VTS-270, a Phase 3 development product for Niemann-Pick Type C, a rare, neurodegenerative, and ultimately fatal disease that can present at any age. Also acquired was a collaborative agreement with Cancer Prevention Pharmaceuticals ("CPP") associated with the development of CPP-1X/sulindac, a Phase 3 development product for Familial Adenomatous Polyposis ("FAP"). On April 5, 2018 (the "Exercise Date"), we exercised our option under this agreement to negotiate terms of an exclusive license to commercialize CPP-1X/sulindac in North America. In addition, we provided CPP with a $10.0 million upfront research and development ("R&D") payment for expenses related to the FAP pivotal trial incurred during the "Negotiation Period", or the period from the Exercise Date through the execution of such license agreement, which shall not exceed 120 days. CPP shall return to us any portion of the R&D payment that is not utilized during the Negotiation Period.

Discontinued Operations and Divestitures
As previously mentioned, on February 22, 2018, our Board of Directors authorized commencement of a process to dispose of the Specialty Generics Disposal Group. Refer to Note 4 to the unaudited condensed consolidated financial statements for further information on the Specialty Generics Disposal Group.
On March 16, 2018, we completed the sale of a portion of our Hemostasis business, inclusive of our PreveLeak™ Surgical Sealant ("PreveLeak") and RECOTHROM® Thrombin topical (Recombinant) ("Recothrom") products to Baxter International, Inc ("Baxter") for approximately $185.0 million, with a base payment of $153.0 million, inclusive of existing inventory and subject to a closing inventory adjustment, with the remainder in potential future milestones. Baxter assumed other expenses, including contingent liabilities associated with PreveLeak. We recorded a pre-tax gain on the sale of less than $0.1 million during the three months ended March 30, 2018, which excluded any potential proceeds from the potential future milestones and reflected a post-sale closing inventory adjustment of $14.3 million. The financial results associated with the operations of PreveLeak and Recothrom are presented within continuing operations as this divestiture did not meet the criteria for discontinued operations classification.

Stannsoporfin
On May 3, 2018, in a joint meeting, the U.S. Food and Drug Administration's ("FDA") Gastrointestinal Drugs Advisory Committee and Pediatric Advisory Committee recommended that the risk benefit profile of our stannsoporfin in-process research and development ("IPR&D") asset does not support approval for the treatment of newborns ≥35 weeks of gestational age with indicators of hemolysis who are at risk of developing hyperbilirubinemia (severe jaundice). We will work closely with the FDA as the review process continues.  Given the outcome of the meeting, we are evaluating alternatives for this development program and will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated IPR&D asset of $113.5 million included within intangible assets, net on the unaudited condensed consolidated balance sheets as of March 30, 2018 and December 29, 2017.

Business Factors Influencing the Results of Operations
Products
As a result of the Sucampo Acquisition in fiscal 2018, we obtained the sales and marketing rights for Amitiza and Rescula and acquired an arrangement under which the Company licenses certain rights to Amitiza to a third party in exchange for royalties on net sales of the product. The addition of these products to our Specialty Brands portfolio contributed to the net sales and operating income within this segment. The aggregate net sales of these products were $24.2 million during the three months ended March 30, 2018, which includes both royalty revenue and product sales. Our cost of sales for the three months ended March 30, 2018 included $15.0 million of expense recognition associated with the fair value adjustments of acquired inventory and $9.1 million of amortization associated with intangibles recognized from this acquisition. Included within selling, general and administrative expenses ("SG&A") in our unaudited condensed consolidated statement of income is $2.7 million of transaction costs incurred during the three months ended March 30, 2018 associated with our acquisition.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies.
In July 2016, our Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2016 Mallinckrodt Program") designed to further improve our cost structure, as we continue to transform our business. The 2016 Mallinckrodt Program is expected to include actions across both the Specialty Brands and Specialty Generics segments, as well as within corporate functions. There is no specified time period associated with the 2016 Mallinckrodt Program. Through March 30, 2018, we incurred restructuring charges of $59.0 million under the 2016 Mallinckrodt Program, which are expected to generate savings, primarily within our SG&A expenses. In addition to the 2016 Mallinckrodt Program, we take certain restructuring actions to generate synergies from our acquisitions.
In February 2018, our Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2018 Mallinckrodt Program") that is of similar design as the 2016 Mallinckrodt Program. The utilization of the 2018 Mallinckrodt Program will commence upon completion of the 2016 Mallinckrodt Program. There is no specified time period associated with the 2018 Mallinckrodt Program.

Research and Development Investment
We devote significant resources to research and development ("R&D") of products and proprietary drug technologies. We incurred R&D expenses from continuing operations of $64.1 million and $45.0 million for the three months ended March 30, 2018 and March 31, 2017, respectively. We expect to continue to pursue targeted investments in R&D activities, both for existing products and the development of new portfolio assets. We intend to focus our R&D investments in the specialty pharmaceuticals areas, specifically investments to support our Specialty Brands, where we believe there is the greatest opportunity for growth and profitability.

Results of Operations
Three Months Ended March 30, 2018 Compared with Three Months Ended March 31, 2017
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017	Percentage Change
U.S.	$522.0	$531.7	(1.8)%
Europe, Middle East and Africa	30.1	16.7	80.2
Other	20.5	11.6	76.7
Net sales	$572.6	$560.0	2.3

Net sales for the three months ended March 30, 2018 increased $12.6 million, or 2.3%, to $572.6 million, compared with $560.0 million for the three months ended March 31, 2017. This increase was primarily driven by net sales of the newly acquired Amitiza and benefits of Inomax contracting and consumption and strength in Ofirmev and Therakos demand. These increases were partially offset by decreased net sales of H.P. Acthar Gel driven by patient withdrawal issues. We have taken a number of steps to address the issue, including engagement with payers, prescribers and patients and we remain focused on returning H.P. Acthar Gel to growth. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating (Loss) Income
Gross profit. Gross profit for the three months ended March 30, 2018 decreased $23.3 million, or 7.8%, to $276.8 million, compared with $300.1 million for the three months ended March 31, 2017. Gross profit margin was 48.3% for the three months ended March 30, 2018, compared with 53.6% for the three months ended March 31, 2017. The decrease in gross profit and gross profit margin was primarily attributable to amortization of the Amitiza intangible asset and expense recognition of inventory fair value adjustments associated with the product. Also negatively impacting gross profit margin was a shift in product mix resulting from lower net sales of H.P. Acthar Gel and the addition of Amitiza net sales.
Selling, general and administrative expenses. SG&A expenses for the three months ended March 30, 2018 were $192.4 million, compared with $217.6 million for the three months ended March 31, 2017, a decrease of $25.2 million, or 11.6%. The decrease was primarily attributable to various factors, including lower stock compensation expense, employee compensation costs and professional and legal fees, partially offset by higher advertising and promotion expenses related to the additional pipeline products that have been acquired within the past year. SG&A expenses were 33.6% of net sales for the three months ended March 30, 2018 and 38.9% of net sales for the three months ended March 31, 2017. The decrease in SG&A as a percentage of net sales is attributable to the decreased stock compensation expense and the various other aforementioned factors.
Research and development expenses. R&D expenses increased $19.1 million, or 42.4%, to $64.1 million for the three months ended March 30, 2018, compared with $45.0 million for the three months ended March 31, 2017. The increase was attributable to the additional pipeline products that have been acquired within the past year. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 11.2% and 8.0% for the three months ended March 30, 2018 and March 31, 2017, respectively.
Restructuring charges, net. During the three months ended March 30, 2018 and March 31, 2017, we recorded $23.1 million and $11.3 million of restructuring and related charges, net, including zero and $1.0 million of accelerated depreciation in SG&A and cost of sales, respectively, primarily related to exiting certain facilities and employee severance and benefits associated with the Sucampo Acquisition.
Gains on divestiture and license. During the three months ended March 30, 2018, we sold a portion of our Hemostasis business, inclusive of our PreveLeak and Recothrom products. As a result of this sale, we recorded a pre-tax gain of less than $0.1 million. In comparison, during the three months ended March 31, 2017, we recorded a $59.1 million pre-tax gain associated with the sale of our Intrathecal Therapy business.

Non-Operating Items
Interest expense and interest income. During the three months ended March 30, 2018 and March 31, 2017, net interest expense was $88.2 million and $93.3 million, respectively. This decrease was primarily driven by a $12.8 million decrease in interest accrued on deferred tax liabilities associated with outstanding installment notes primarily due to the Company's legal entity reorganization and the Tax Cut and Jobs Act ("TCJA") that reduced the interest-bearing U.S. deferred tax liabilities balance. In addition, interest expense during the three months ended March 30, 2018 and March 31, 2017 included $5.2 million and $6.3 million, respectively, of non-cash interest expense. During the three months ended March 30, 2018, we also recognized interest income of $3.2 million related to higher average cash balances and interest rates compared to the three months ended March 31, 2017. Partially offsetting these fluctuations was a higher average outstanding debt balance during the three months ended March 30, 2018 following the close of the Sucampo Acquisition, which yielded an increase in interest expense of $11.5 million over the comparable period.
Other income (expense), net. During the three months ended March 30, 2018, we recorded other income, net, of $4.6 million and during the three months ended March 31, 2017, we recorded other expense, net, of $79.9 million. The three months ended March 30, 2018 included a gain of $6.5 million on debt repurchased. The three months ended March 31, 2017 included a $69.2 million charge from the recognition of previously deferred losses on the settlement of obligations associated with the termination of six defined benefit pension plans. This settlement charge was reclassified from SG&A to other income (expense), net as a result of our adoption of Accounting Standards Update 2017-07, "Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost," in fiscal 2018, which required retroactive application. In addition, there was a $10.0 million charge associated with the refinancing of our term loan during the three months ended March 31, 2017. The remaining amounts in both periods represented items including gains and losses on intercompany financing, foreign currency transactions and related hedging instruments.
Income tax expense (benefit). We recognized an income tax benefit of $43.4 million on a loss from continuing operations before income taxes of $86.4 million for the three months ended March 30, 2018, and an income tax benefit of $42.0 million on a loss from continuing operations before income taxes of $86.9 million for the three months ended March 31, 2017. This resulted in effective tax rates of 50.2% and 48.3% for the three months ended March 30, 2018 and March 31, 2017, respectively. The income tax benefit for the three months ended March 30, 2018 is comprised of $3.6 million of current tax expense and $47.0 million of deferred tax benefit which is predominantly related to acquired intangibles. The income tax benefit for the three months ended March 31, 2017 is comprised of $33.9 million of current tax expense and $75.9 million of deferred tax benefit. The net deferred tax benefit of $75.9 million includes $103.1 million of deferred tax benefit which is predominantly related to acquired intangible assets offset by $27.2 million of deferred tax expense related to utilization of tax attributes.
Our income tax benefit was $43.4 million for the three months ended March 30, 2018, compared with a tax benefit of $42.0 million for the three months ended March 31, 2017. The period ended March 31, 2017 was impacted by a $12.2 million tax benefit related to the termination of the defined benefit pension plans. U.S. Tax Reform decreased the tax benefit by $23.6 million, the impact of dispositions increased the tax benefit by $33.0 million, and the remainder of the difference was attributable to changes to the amount and jurisdictional mix of operating income as well as the impact of acquisitions occurring since the three months ended March 31, 2017.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $25.0 million and $444.1 million during the three months ended March 30, 2018 and March 31, 2017, respectively. Income from discontinued operations for the three months ended March 30, 2018 includes $22.1 million of income from operating results, net of tax, associated with the Specialty Generics Disposal Group. The income from discontinued operations for the three months ended March 31, 2017 included $368.1 million net of tax gain on the divestiture of the Nuclear Imaging business, $73.8 million of income from operating results, net of tax, associated with the Specialty Generics Disposal Group and $4.2 million of income from operating results associated with the Nuclear Imaging business. These were partially offset by various post-sale adjustments associated with our previous divestitures.

Segment Results
Our continuing operations are limited to the results of operations from the Specialty Brands segment as the Specialty Generics Disposal Group is reported as a discontinued operation. Management measures and evaluates our Specialty Brands segment based on net sales and operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segment excluding such items. These items include intangible asset amortization, impairments and net restructuring and related charges. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating income and in the reconciliations presented below.

Three Months Ended March 30, 2018 Compared with Three Months Ended March 31, 2017

Net Sales

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017		Percentage Change
H. P. Acthar Gel	$243.8	$271.8		(10.3)%
Inomax	139.8	128.4		8.9
Ofirmev	82.0	73.4		11.7
Therakos	57.4	51.2		12.1
Amitiza (1)	23.0	—	Amitiza (1)	—
BioVectra	10.5	9.9		6.1
Other	16.1	25.3		(36.4)
Specialty Brands	$572.6	$560.0		2.3
(1) Amitiza net sales consist of both product and royalty revenue. Refer to Note 3 to the unaudited condensed consolidated financial statements for further information on Amitiza's revenue.

Specialty Brands. Net sales for the three months ended March 30, 2018 increased $12.6 million to $572.6 million, compared with $560.0 million for the three months ended March 31, 2017. The increase in net sales was primarily driven by net sales of $23.0 million from the newly acquired Amitiza product and an increase in Inomax, Ofirmev and Therakos net sales compared with the three months ended March 31, 2017 as Inomax net sales continue to benefit from favorable contracting and consumption and Ofirmev and Therakos experienced increased demand. These increases were partially offset by a $28.0 million or 10.3% decrease in H.P. Acthar Gel net sales driven by previously mentioned patient withdrawal issues and a $9.2 million or 36.4% decrease in Other products compared with the three months ended March 31, 2017. The decrease in Other products net sales is primarily attributable to the sale of our Intrathecal Therapy business during the first quarter of 2017, which up through the March 17, 2017 divestiture date contributed net sales of $9.3 million.

Operating Income
Operating income by segment and as a percentage of segment net sales were as follows (dollars in millions):

	Three Months Ended
	March 30, 2018		March 31, 2017
Specialty Brands	$240.3	42.0%	$267.0	47.7%
Unallocated amounts:
Corporate and allocated (expenses) income	(43.7)		0.4
Intangible asset amortization	(176.3)		(169.8)
Restructuring and related charges, net (1)	(23.1)		(11.3)
Total operating (loss) income	$(2.8)		$86.3

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the three months ended March 30, 2018 decreased $26.7 million to $240.3 million, compared with $267.0 million for the three months ended March 31, 2017. Operating margin decreased to 42.0% for the three months ended March 30, 2018, compared with 47.7% for the three months ended March 31, 2017. The decrease in operating income and margin was negatively impacted by a shift in product mix resulting from lower net sales of H.P. Acthar Gel and the addition of Amitiza net sales. In addition, R&D expenses increased by $21.0 million partially offset by a decrease in SG&A expenses of $6.9, million primarily in relation to lower stock compensation expense.
Corporate and allocated expenses. Corporate and allocated expenses were $43.7 million and $0.4 million for the three months ended March 30, 2018 and March 31, 2017, respectively. The three months ended March 31, 2017 included a gain on sale of the Intrathecal Therapy business of $59.1 million. The remaining decrease of $15.0 million consisted of various factors, including lower stock compensation expense, employee compensation costs and professional and legal fees.

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
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
Net cash from:
Operating activities	$17.8	$(97.4)
Investing activities	(427.6)	513.5
Financing activities	(338.8)	(498.3)
Effect of currency exchange rate changes on cash and cash equivalents	(0.3)	—
Net decrease in cash and cash equivalents	$(748.9)	$(82.2)

Operating Activities
Net cash provided by operating activities of $17.8 million for the three months ended March 30, 2018, was primarily attributable to a loss from continuing operations of $43.0 million and income from discontinued operations of $25.0 million, adjusted for non-cash items of $155.9 million driven by depreciation and amortization of $198.6 million, offset by a $120.1 million outflow from net investment in working capital. Included within this change in working capital were a $106.1 million net cash outflow related to other assets and liabilities, a $22.4 million increase in accounts receivable, a $19.1 million increase in accounts payable, and a $2.9 million net cash outflow related to income taxes. The net cash outflow from other assets and liabilities is primarily attributable to the payment of liabilities assumed from the Sucampo Acquisition.
Net cash used in operating activities of $97.4 million for the three months ended March 31, 2017, was primarily attributable to a loss from continuing operations of $44.9 million and income from discontinued operations of $444.1 million, offset by the adjustment for non-cash items of $262.6 million, in addition to a $234.0 million outflow from net investment in working capital. Included within the $97.4 million use of cash was $92.0 million for the FTC settlement and a $61.3 million contribution to the terminated pension plans that were settled during the three months ended March 31, 2017. Included within the working capital change was a $60.6 million net cash outflow related to income taxes, a $57.4 million increase in accounts receivable, net, and a $13.5 million increase in inventory.
The aforementioned cash flows from operating activities include cash flows from the ongoing operations of the Specialty Generics Disposal Group and the Nuclear Imaging business that are included within discontinued operations. Subsequent to the completion of the Nuclear Imaging transaction on January 27, 2017, we no longer generate cash flows from this business. See further discussion of our discontinued operations in Note 4 of the notes to the unaudited condensed consolidated financial statements.

Investing Activities
Net cash used in investing activities was $427.6 million for the three months ended March 30, 2018, compared with a $513.5 million net cash inflow for the three months ended March 31, 2017. The $941.1 million change primarily resulted from the cash outflows related to the Sucampo Acquisition of $698.0 million offset by the $144.3 million of proceeds received, net of transaction costs, from the divestiture of a portion of the Hemostasis business, inclusive of the PreveLeak and Recothrom products during the three months ended March 31, 2018. Additionally during the three months ended March 30, 2018, we received the $154.0 million note receivable from the purchaser of the Intrathecal Therapy business, which was sold during the three months ended March 31, 2017. This is compared with $576.9 million of proceeds received from the divestiture of the Nuclear Imaging and Intrathecal Therapy businesses during the three months ended March 31, 2017. The aforementioned cash inflows were partially offset by a $21.5 million cash outflow related to the investment in Mesoblast Limited that was made during the three months ended March 31, 2017. Additionally, there was an $18.3 million decrease in capital expenditures, compared to the three months ended March 31, 2017.
Under our term loan credit agreement, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loan.

Financing Activities
Net cash used in financing activities was $338.8 million for the three months ended March 30, 2018, compared with $498.3 million for the three months ended March 31, 2017. The $159.5 million decrease in cash outflows was attributable to a $233.0 million decrease in shares repurchased offset by an increase of $66.5 million in repayments of debt, net of issuances. The significant components of our current year repayments include a $275.0 million payment on our revolving credit facility, $225.0 million voluntary repayment of the variable-rate term loan maturing in 2024, repayment of $366.0 million of assumed debt from the Sucampo Acquisition and open market debt repurchases that aggregated to a total principal amount of $33.0 million.

Debt and Capitalization
At March 30, 2018, the total principal amount of debt was $6,890.8 million as compared with $6,806.8 million at December 29, 2017. The total principal amount of debt at March 30, 2018 was comprised of $3,822.5 million of fixed-rate instruments, $2,222.0 million of variable-rate term loan, $625.0 million of borrowings under our revolving credit facility, $219.6 million of borrowings under a variable-rate securitization program and $1.7 million of an interest-free loan. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of March 30, 2018, our fixed-rate instruments have a weighted-average interest rate of 5.29% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.90% and has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million. In addition to the borrowing capacity under our receivable securitization program, we have $275.0 million available under our $900.0 million revolving credit facility at March 30, 2018.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved may be material. During the three months ended March 30, 2018, we repurchased debt that aggregated to a total principal amount of $33.0 million.
At March 30, 2018, $322.5 million of our debt principal was classified as current, as these payments are expected to be made within the next twelve months.
In January 2018, we made a $225.0 million voluntary prepayment on our outstanding term loan due September 2024.  In making this payment, we satisfied certain obligations included within external debt agreements to reinvest proceeds from the sale of assets and businesses within one year of the respective transaction or use the proceeds to pay down debt.
In February 2018, in conjunction with the Sucampo Acquisition, the Company entered into a $600.0 million senior secured term loan. The variable-rate loan bears an interest rate of LIBOR plus 300 basis points and was issued with a discount of 25 basis points. The incremental term loan matures on February 25, 2025 under terms generally consistent with the Company's existing term loan.
Upon completion of the Sucampo Acquisition, Sucampo’s 3.25% convertible senior notes due 2021 (“the Sucampo Notes”) became eligible to receive increased consideration in conjunction with a make-whole fundamental change, such that each $1,000 principal face amount of Sucampo Notes could be converted into $1,221 cash.  Under terms of the Indenture dated December 27, 2016 (the “Sucampo Indenture”), between Sucampo and U.S. Bank National Association, the Sucampo Notes may be converted at the option of their holders or remain outstanding and earn the stated 3.25% rate of interest. As of March 30, 2018, approximately $0.3 million of the $300.0 million of issued convertible debt remains outstanding and is recorded as other accrued liabilities within the unaudited condensed consolidated balance sheet.
As of March 30, 2018, we were, and expect to remain, in full compliance with the provisions and covenants associated with our debt agreements.
On April 16, 2018, we made a repayment of $300.0 million on our 3.5% unsecured, fixed-rate notes which matured with cash on hand. These notes were classified as current on the unaudited condensed consolidated balance sheets as of March 30, 2018.
On April 23, 2018, we borrowed an additional $30.4 million on our receivable securitization, bringing total outstanding borrowings to $250.0 million for this instrument. On April 24, 2018, we also made a $25.0 million payment on the revolving credit facility, bringing total outstanding borrowings to $600.0 million for this instrument.

Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 17 of the notes to the unaudited condensed consolidated financial statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 17 of the notes to the unaudited condensed consolidated financial statements, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows.

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
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the unaudited condensed consolidated balance sheets as of March 30, 2018 and December 29, 2017 was $14.6 million and $14.9 million, respectively, of which $11.9 million and $12.1 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at March 30, 2018 and December 29, 2017. As of March 30, 2018, the maximum future payments we could be required to make under these indemnification obligations were $70.2 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $18.3 million remained in restricted cash, included in long-term other assets on the unaudited condensed consolidated balance sheets at March 30, 2018 and December 29, 2017, respectively.
We have recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 17 of the notes to the unaudited condensed consolidated financial statements.
In addition, we are also liable for product performance, and have established accruals as necessary; however, we believe, given the information currently available, that the ultimate resolution of these obligations will not have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements
As of March 30, 2018, we had various letters of credit, guarantees and surety bonds totaling $22.5 million. There has been no change in our off-balance sheet arrangements during the three months ended March 30, 2018. Refer to the Company's Annual Report filed on Form 10-K for the fiscal year ended December 29, 2017 for further detail on the Company's off-balance sheet arrangements.

Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.
We believe that our accounting policies for revenue recognition, goodwill and other intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended March 30, 2018, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2017.
Refer to Note 2 to the unaudited condensed consolidated financial statements for our adoption of ASU 2014-09, "Revenue from Contracts with Customers," and its related amendments, which did not result in a material change to the unaudited condensed consolidated financial statements.

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements and the effects of competition, litigation and future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," “will,” “would,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements.
The risk factors included within Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 29, 2017 and within Part II, Item 1A of this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of March 30, 2018, our outstanding debt included $2,222.0 million variable-rate debt on our senior secured term loans, $625.0 million outstanding borrowings on our senior unsecured revolving credit facility and $219.6 million variable-rate debt on our receivables securitization program. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $7.7 million.
The remaining outstanding debt as of March 30, 2018 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of March 30, 2018 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. Dollar, with all other variables held constant. There is an $0.2 million aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates as of March 30, 2018. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. Dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of March 30, 2018 that measures the change in the net financial position arising from a hypothetical 10.0% adverse movement in the exchange rates of all foreign currencies used, including the Euro and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10.0% adverse change in the above currencies was $15.1 million as of March 30, 2018. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive income in shareholders' equity of our unaudited condensed consolidated balance sheets.

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
During the second quarter of 2018, we began an additional phase in the implementation of our enterprise resource planning system which is expected to improve the efficiency of certain financial and related transaction processes. Implementation is planned to occur in phases and result in business and operational changes. As a result, we anticipate additional controls will be put in place, which we believe will serve to monitor and maintain appropriate internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 17 of the notes to the unaudited condensed consolidated financial statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless indicated in Note 17 of the notes to the unaudited condensed consolidated financial statements, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. For further information on pending legal proceedings, refer to Note 17 of the notes to the unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2017, filed with the SEC on February 27, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended March 30, 2018. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.
On March 16, 2016, the Company's Board of Directors authorized an additional $350.0 million share repurchase program (the “March 2016 Program”) which was completed during the three months ended March 31, 2017. On March 1, 2017, the Company's Board of Directors authorized an additional $1.0 billion share repurchase program (the "March 2017 Program") which commenced upon the completion of the March 2016 Program. The March 2017 Program has no expiration date, and the Company currently expects to fully utilize the program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs
December 29, 2017 to January 26, 2018	273,805	$23.03	225,931	$614.2
January 27, 2018 to March 2, 2018	20,105	16.04	—	614.2
March 3, 2018 to March 30, 2018	2,655,205	15.09	2,654,596	574.2

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Amended and Restated Memorandum and Constitution of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 1, 2017).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended March 30, 2018 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 8, 2018