Form 10-Q
period 2018-06-29
Mallinckrodt plc
filed 2018-08-07
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
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

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Ordinary shares, $0.20 par value - 83,209,486 shares as of August 3, 2018

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales	$631.7	$600.1	$1,204.3	$1,160.1
Cost of sales	314.7	280.4	610.5	540.3
Gross profit	317.0	319.7	593.8	619.8

Selling, general and administrative expenses	164.3	214.6	356.7	432.2
Research and development expenses	81.3	52.3	145.4	97.3
Restructuring charges, net	58.7	0.6	81.8	10.9
Losses (gains) on divestiture	—	2.1	—	(57.0)
Operating income	12.7	50.1	9.9	136.4

Interest expense	(95.1)	(92.2)	(186.5)	(186.4)
Interest income	1.4	0.6	4.6	1.5
Other (expense) income, net	(0.5)	6.3	4.1	(73.6)
Loss from continuing operations before income taxes	(81.5)	(35.2)	(167.9)	(122.1)

Income tax benefit	(53.4)	(53.6)	(96.8)	(95.6)
(Loss) income from continuing operations	(28.1)	18.4	(71.1)	(26.5)

Income from discontinued operations, net of income taxes	43.7	44.4	68.7	488.5

Net income (loss)	$15.6	$62.8	$(2.4)	$462.0

Basic earnings per share (Note 8):
(Loss) income from continuing operations	$(0.34)	$0.19	$(0.84)	$(0.26)
Income from discontinued operations	0.53	0.45	0.81	4.84
Net income	$0.19	$0.64	$(0.03)	$4.58

Basic weighted-average shares outstanding	83.2	98.5	84.7	100.9

Diluted earnings per share (Note 8):
(Loss) income from continuing operations	$(0.34)	$0.19	$(0.84)	$(0.26)
Income from discontinued operations	0.53	0.45	0.81	4.84
Net income (loss)	$0.19	$0.64	$(0.03)	$4.58

Diluted weighted-average shares outstanding	83.2	98.7	84.7	100.9

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income (loss)	$15.6	$62.8	$(2.4)	$462.0
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(5.0)	5.0	(7.3)	7.4
Derivatives, net of $-, ($0.2), $- and ($0.2) tax	0.1	0.4	0.5	0.6
Benefit plans, net of $-, $-, $- and ($31.4) tax	—	(0.7)	(0.5)	45.9
Investments, net of $-, $-, $-, and $- tax	—	(2.8)	—	10.6
Total other comprehensive (loss) income, net of tax	(4.9)	1.9	(7.3)	64.5
Comprehensive income (loss)	$10.7	$64.7	$(9.7)	$526.5

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 29, 2018	December 29, 2017
Assets
Current Assets:
Cash and cash equivalents	$235.7	$1,260.9
Accounts receivable, less allowance for doubtful accounts of $3.7 and $2.8	337.6	275.4
Inventories	184.4	128.7
Prepaid expenses and other current assets	135.6	74.7
Notes receivable	—	154.0
Current assets held for sale	1,112.5	391.5
Total current assets	2,005.8	2,285.2
Property, plant and equipment, net	430.1	413.2
Goodwill	3,676.7	3,482.7
Intangible assets, net	8,769.0	8,261.0
Long-term assets held for sale	—	742.7
Other assets	168.2	156.2
Total Assets	$15,049.8	$15,341.0

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$22.2	$313.7
Accounts payable	75.8	77.3
Accrued payroll and payroll-related costs	74.6	78.4
Accrued interest	60.4	57.0
Income taxes payable	39.9	15.5
Accrued and other current liabilities	441.0	368.5
Current liabilities held for sale	170.6	140.0
Total current liabilities	884.5	1,050.4
Long-term debt	6,335.1	6,420.9
Pension and postretirement benefits	65.3	67.1
Environmental liabilities	62.2	62.8
Deferred income taxes	809.7	749.1
Other income tax liabilities	129.2	94.1
Long-term liabilities held for sale	—	22.6
Other liabilities	289.4	352.0
Total Liabilities	8,575.4	8,819.0
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 92,548,700 and 92,196,662 issued; 83,097,746 and 86,336,232 outstanding	18.5	18.4
Ordinary shares held in treasury at cost, 9,450,954 and 5,860,430	(1,619.1)	(1,564.7)
Additional paid-in capital	5,508.9	5,492.6
Retained earnings	2,587.8	2,588.6
Accumulated other comprehensive loss	(21.7)	(12.9)
Total Shareholders' Equity	6,474.4	6,522.0
Total Liabilities and Shareholders' Equity	$15,049.8	$15,341.0

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 29, 2018	June 30, 2017
Cash Flows From Operating Activities:
Net (loss) income	$(2.4)	$462.0
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	397.1	406.0
Share-based compensation	16.4	31.8
Deferred income taxes	(101.0)	(157.6)
Gain on divestitures	—	(419.1)
Other non-cash items	(19.0)	32.4
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(21.8)	(52.6)
Inventories	18.4	(8.5)
Accounts payable	2.1	(10.7)
Income taxes	7.4	12.5
Other	(35.4)	(73.7)
Net cash from operating activities	261.8	222.5
Cash Flows From Investing Activities:
Capital expenditures	(67.1)	(101.6)
Acquisitions, net of cash acquired	(699.9)	—
Proceeds from divestitures, net of cash	298.3	576.9
Other	12.4	(9.9)
Net cash from investing activities	(456.3)	465.4
Cash Flows From Financing Activities:
Issuance of external debt	657.2	40.0
Repayment of external debt and capital lease obligation	(1,392.8)	(332.8)
Debt financing costs	(12.0)	(13.0)
Proceeds from exercise of share options	—	3.9
Repurchase of shares	(56.8)	(380.8)
Other	(24.9)	(19.5)
Net cash from financing activities	(829.3)	(702.2)
Effect of currency rate changes on cash	(1.2)	1.6
Net change in cash, cash equivalents and restricted cash	(1,025.0)	(12.7)
Cash, cash equivalents and restricted cash at beginning of period	1,279.1	361.1
Cash, cash equivalents and restricted cash at end of period	$254.1	$348.4

Cash and cash equivalents at end of period	$235.7	$330.2
Restricted cash included in other assets at end of period	18.4	18.2
Cash, cash equivalents and restricted cash at end of period	$254.1	$348.4

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance at December 29, 2017	92.2	$18.4	5.9	$(1,564.7)	$5,492.6	$2,588.6	$(12.9)	$6,522.0
Impact of accounting standard adoptions, net of tax	—	—	—	—	—	2.6	(1.5)	1.1
Net loss	—	—	—	—	—	(2.4)	—	(2.4)
Currency translation adjustments	—	—	—	—	—	—	(7.3)	(7.3)
Change in derivatives, net of tax	—	—	—	—	—	—	0.5	0.5
Change in benefit plans, net of tax	—	—	—	—	—	—	(0.5)	(0.5)
Vesting of restricted shares	0.3	0.1	0.1	(1.6)	(0.1)	—	—	(1.6)
Share-based compensation	—	—	—	—	16.4	—	—	16.4
Reissuance of treasury shares	—	—	(0.1)	2.4	—	(1.0)	—	1.4
Repurchase of shares	—	—	3.6	(55.2)	—	—	—	(55.2)
Balance at June 29, 2018	92.5	$18.5	9.5	$(1,619.1)	$5,508.9	$2,587.8	$(21.7)	$6,474.4

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
On February 22, 2018, the Company's Board of Directors authorized commencement of a process to dispose of (1) its Specialty Generics business comprised of the previously reported Specialty Generics segment, with the exception of BioVectra, Inc. - a wholly-owned subsidiary of the Company that operates a contract manufacturing business in Canada ("BioVectra"), (2) certain of its non-promoted brands business, which was previously reflected in the Specialty Brands segment; and (3) its ongoing, post-divestiture supply agreement with the acquirer of the contrast media and delivery systems (CMDS) business, which was previously reflected in the Other non-operating segment (referred to collectively as the "Specialty Generics Disposal Group"). The Company evaluated the criteria prescribed by United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") for recording a disposal group as held for sale and discontinued operations. This criteria was met during the three months ended March 30, 2018, and as a result, prior year balances have been recast to present the financial results of the disposal group as a discontinued operation.
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

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. Unless otherwise indicated, the three and six months ended June 29, 2018 refers to the thirteen and twenty-six week periods ended June 29, 2018 and the three and six months ended June 30, 2017 refers to the thirteen and twenty-six week periods ended June 30, 2017.

2.	Recently Issued Accounting Standards
Adopted
The Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)," in March 2018. This update adds SEC paragraphs pursuant to the SEC's Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act ("TCJA") that was enacted in December 2017. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete their accounting for the tax effects of the TCJA. The amendments are effective upon addition to the FASB Accounting Standards Codification ("ASC"). The Company adopted this guidance in fiscal 2018. See Note 7 for additional details of the Company's assessment of impact of this adoption.
The FASB issued ASU 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting," in May 2017. Under the new guidance, the effects of a modification should be accounted for unless all of the following are met: (1) the fair value or calculated intrinsic value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted this standard in fiscal 2018 and will apply this standard to prospective modifications. The adoption of this guidance did not result in any material changes to the unaudited condensed consolidated financial statements.
The FASB issued ASU 2017-07, "Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost," in March 2017. This update requires that the service cost component be disaggregated from the other components of net benefit cost. Service cost should be reported in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period. The other components of net benefit cost should be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The Company adopted this guidance in fiscal 2018 which required retroactive application resulting in the reclassification of $72.3 million of other components of net benefit costs to other (expense) income, net for the six months ended June 30, 2017 from selling, general and administrative expenses ("SG&A") of $70.7 million, cost of sales of $1.2 million, and research and development expenses ("R&D") of $0.4 million. The adoption of this guidance did not result in any material changes to the unaudited condensed consolidated financial statements.
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
The FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," in January 2016. This update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Under the new guidance, equity investments, other than equity method investments, are to be measured at fair value with changes in fair value recognized through net income. The Company adopted this guidance in fiscal 2018, resulting in a $1.5 million increase to beginning retained earnings with an offsetting decrease to accumulated other comprehensive loss ("AOCI") relating to the unrealized gain on its investment in Mesoblast Limited ("Mesoblast"). The adoption of this standard did not result in any material changes to the unaudited condensed consolidated financial statements.

The FASB issued ASU 2014-09, "Revenue from Contracts with Customers," in May 2014. The issuance of ASU 2014-09 and International Financial Reporting Standards ("IFRS") 15, "Revenue from Contracts with Customers," completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and IFRS. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The FASB subsequently issued additional ASUs to clarify the guidance in ASU 2014-09. The additional ASUs issued include ASU 2016-08, "Revenue from Contracts with Customers;" ASU 2016-10 "Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing;" and ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients."

The Company adopted ASU 2014-09 and its related amendments (collectively known as "ASC 606") effective on December 30, 2017 using the modified retrospective transition approach. The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the delivery of the Company's products and will provide financial statement readers with enhanced disclosures, which have been included in Note 3. The cumulative effect of applying the new standard to contracts not completed at December 30, 2017 was recorded as a $1.1 million increase, net of tax, to beginning retained earnings. The prior periods were not restated. The adoption of this standard did not result in any material changes to the unaudited condensed consolidated financial statements.

Not Yet Adopted
The FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," in February 2018. This update allows a reclassification from AOCI to retained earnings for the tax effects resulting from TCJA that are stranded in AOCI. This guidance is effective for the Company in the first quarter of fiscal 2019. The Company expects the impact of this guidance to be immaterial to its unaudited condensed consolidated financial statements upon adoption.
The FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," in August 2017. This update simplifies the application of hedge accounting and enhances the economics of the entity's risk management activities in its financial statements. The update amends the guidance on designation and measurement for qualifying hedging relationships requiring the application of a modified retrospective approach on the date of adoption. This guidance is effective for the Company in the first quarter of fiscal 2019. The Company expects the impact of this guidance to be immaterial to its unaudited condensed consolidated financial statements upon adoption.
The FASB issued ASU 2016-02, "Leases," in February 2016. This update was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined under ASU 2016-02). This guidance is effective for the Company in the first quarter of fiscal 2019. The Company has identified its population of lease agreements and is currently assessing other arrangements such as supply and service agreements for embedded leases. Although the Company is in process of determining the potential impact on its consolidated financial statements, it anticipates that the most significant change will be related to the Company recording additional assets and corresponding liabilities on the balance sheet for operating leases. The ultimate impact of the new standard will depend on the total amount of the Company's lease commitments as of the adoption date.

3.	Revenue from Contracts with Customers
Product Sales Revenue

The Company sells its products through distributors who resell the products to institutions and end user customers, while certain products are sold and distributed directly to hospitals. The Company also enters into arrangements with indirect customers, such as health care providers and payers, to establish contract pricing for certain products that provides for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company's products.

Reserves for variable consideration

Product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. These reserves result from estimated chargebacks, rebates, product returns and other sales deductions that are offered within contracts between the Company and its customers, health care providers and payers relating to the Company's sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company's historical experience, estimated future trends, estimated customer inventory levels, current contracted sales terms with customers, level of utilization of the Company's products and other competitive factors. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the transaction price may be constrained (reduced), and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company adjusts reserves for chargebacks, rebates, product returns and other sales deductions to reflect differences between estimated and actual experience. Such adjustments impact the amount of net sales recognized in the period of adjustment.

The following table reflects activity in the Company's sales reserve accounts, on a continuing operations basis:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance at December 29, 2017	$60.3	$4.1	$1.1	$65.5
Provisions	147.7	4.1	4.9	156.7
Payments or credits	(119.5)	(4.6)	(4.7)	(128.8)
Balance at June 29, 2018	$88.5	$3.6	$1.3	$93.4

 See Note 19 for presentation of the Company's net sales by product family.

Product sales are recognized when the customer obtains control of the Company's product. Control is transferred either at a point in time, generally upon delivery to the customer site, or in the case of certain of the Company's hospital products, over the period in which the customer has access to the product and related services. Revenue recognized over time is based upon either consumption of the product or passage of time based upon the Company's determination of the measure that best aligns with how the obligation is satisfied. The Company's considerations of why such measures provide a faithful depiction of the transfer of its products are as follows:

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

•
For those contracts whereby revenue is recognized over time based upon the passage of time, the benefit that the customer receives from unlimited access to the Company's product does not vary, regardless of consumption. As a result, the Company's obligation diminishes with the passage of time; therefore, it was determined that ratable recognition of the transaction price over the contract period is the measure that best aligns with how the obligation is satisfied.

Product sales transferred to customers at a point in time and over time are as follows:

	Three Months Ended	Six Months Ended
	June 29, 2018	June 29, 2018
Product sales transferred at a point in time	79.1%	77.3%
Product sales transferred over time	20.9%	22.7%

Transaction price allocated to the remaining performance obligations

The majority of the Company's contracts (as defined under ASC 606) are less than one year; therefore, the related disclosure of the amount of transaction price allocated to the performance obligations that are unsatisfied at period end has been omitted, with the exception of those noted below. The following table includes estimated revenue from certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 29, 2018:

Remainder of Fiscal 2018	$63.9
Fiscal 2019	119.4
Fiscal 2020	101.8
Fiscal 2021	14.2

Costs to obtain a contract

As the majority of the Company's contracts are short term in nature, sales commissions are generally expensed when incurred as the amortization period would have been less than one year. These costs are recorded within SG&A expenses. For contracts that extend beyond one year, the incremental expense recognition matches the recognition of related revenue and therefore, no costs to obtain a contract were capitalized upon adoption of ASC 606.

Costs to fulfill a contract

The Company capitalizes the costs associated with the devices used in the Company's portfolio of hospital drug-device combination products, which are used in satisfying future performance obligations. Capital expenditures for these devices represent cash outflows for the Company's cost to produce the asset, which is classified in property, plant and equipment, net on the unaudited condensed consolidated balance sheet and expensed to cost of sales over the useful life of the equipment. As of June 29, 2018, the total net book value of these devices was $27.9 million. The associated depreciation expense recognized during the six months ended June 29, 2018 was $6.8 million.

Product Royalty Revenues

In relation to the Company's acquisition of Sucampo Pharmaceuticals, Inc. on February 13, 2018, as discussed in further detail in Note 5, it acquired an arrangement under which the Company licenses certain rights to Amitiza® (lubiprostone) ("Amitiza") to a third party in exchange for royalties on net sales of the product. The Company recognizes such royalty revenue as the related sales occur. The associated royalty revenue recognized during the three and six months ended June 29, 2018 was $21.6 million and $29.6 million, respectively.

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. Payments received from customers are typically based upon payment terms of 30 days. The Company does not maintain contract asset balances aside from the accounts receivable balance presented on the unaudited condensed consolidated balance sheet as costs to obtain a contract are expensed when incurred and the amortization period would have been less than one year. These costs are recorded within SG&A expenses.
Contract liabilities are recorded when cash payments are received in advance of the Company's performance, including amounts which are refundable. Contract liabilities as of June 29, 2018 and December 29, 2017 were as follows:

	June 29, 2018	December 29, 2017
Accrued and other current liabilities	$20.2	$13.9
Other liabilities	5.2	6.3
Contract liabilities	$25.4	$20.2
Revenue recognized during the six months ended June 29, 2018 from amounts included in contract liabilities at the beginning of the period was approximately $14.6 million.

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

The following table summarizes the financial results of the Specialty Generics Disposal Group presented in the unaudited condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Major line items constituting income from discontinued operations
Net sales	$193.8	$224.4	$376.5	$475.3
Cost of sales	116.8	128.0	228.8	259.2
Selling, general and administrative expenses	25.6	16.2	44.4	37.3
Research and development expenses	11.3	16.9	29.2	33.7
Restructuring charges, net	0.1	—	5.2	6.9
Other income, net	0.3	2.4	0.3	3.8
Income from discontinued operations	40.3	65.7	69.2	142.0
Income tax expense	9.0	13.5	15.8	16.0
Income from discontinued operations, net of income taxes	$31.3	$52.2	$53.4	$126.0

The following table summarizes the assets and liabilities of the Specialty Generics Disposal Group that are classified as held for sale on the unaudited condensed consolidated balance sheets:

	June 29, 2018	December 29, 2017
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts receivable	$164.7	$170.4
Inventories	202.1	211.7
Property, plant and equipment, net	558.6	553.6
Intangible assets, net	112.3	114.0
Other current and non-current assets	74.8	84.5
Total assets classified as held for sale in the balance sheet	$1,112.5	$1,134.2

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$40.0	$36.0
Other current and non-current liabilities	130.6	126.6
Total liabilities classified as held for sale in the balance sheet	$170.6	$162.6

The following table summarizes significant cash and non-cash transactions of the Specialty Generics Disposal Group that are included within the unaudited condensed consolidated statements of cash flows for the respective periods:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Depreciation, including accelerated depreciation	$2.6	$14.9	$11.5	$30.4
Amortization	—	5.4	1.7	10.7
Capital expenditures	7.1	14.3	15.8	30.6
All other notes to the unaudited condensed consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

Nuclear Imaging: On January 27, 2017, the Company completed the sale of its Nuclear Imaging business to IBA Molecular ("IBAM") for approximately $690.0 million before tax impacts, including up-front consideration of approximately $574.0 million, up to $77.0 million of contingent consideration and the assumption of certain liabilities. The Company recorded a pre-tax gain on the sale of the Nuclear Imaging business of $363.4 million during the six months ended June 30, 2017, which excluded any potential proceeds from the contingent consideration and reflects a charge of $5.9 million during the three months ended June 30, 2017 primarily as a result of ongoing working capital adjustments associated with the purchase agreement. During the three months ended June 29, 2018 the Company received a total of $15.0 million in contingent consideration related to the sale of the Nuclear Imaging business, consisting of a $6.0 million cash payment and the issuance of $9.0 million par value non-voting preferred equity certificates. The preferred equity certificates accrue interest at a rate of 10.0% per annum and are redeemable on the retirement date of July 27, 2025, or earlier if elected by the issuer, for cash at a price equal to the par value and any accrued but unpaid interest. The Company recorded a tax expense of $1.5 million associated with the $6.0 million contingent consideration cash payment. The $9.0 million in preferred equity certificates is presented as a non-cash investing activity on the unaudited condensed consolidated statement of cash flows. The $13.5 million of contingent consideration received, net of tax, was recorded as income from discontinued operations.
The following table summarizes the financial results of the Nuclear Imaging business presented in the unaudited condensed consolidated statements of income:

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
Major line items constituting income from discontinued operations
Net sales	$—	$31.6
Cost of sales	—	15.6
Selling, general and administrative expenses	—	7.8
Other	—	(0.2)
Income from discontinued operations	—	8.4
(Loss) gain on divestiture of discontinued operations	(5.9)	363.4
(Loss) income from discontinued operations, before income taxes	(5.9)	371.8
Income tax (benefit) expense	(0.1)	5.3
(Loss) income from discontinued operations, net of income taxes	$(5.8)	$366.5
During the three months ended June 30, 2017, there was income tax benefit of $0.1 million associated with the $5.9 million loss recognized on divestiture. During the six months ended June 30, 2017, there was income tax expense of $1.0 million associated with the $363.4 million gain on divestiture and a $4.3 million income tax expense associated with the $8.4 million income from discontinued operations. The tax impact of the gain recognized on divestiture was favorably impacted by a benefit from permanently deductible items.
The Company incurred $0.3 million of capital expenditures related to the Nuclear Imaging business that are included within the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2017.
All other notes to the unaudited condensed consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

Divestitures
PreveLeak/Recothrom: On March 16, 2018, the Company completed the sale of a portion of its Hemostasis business, inclusive of its PreveLeak™ Surgical Sealant ("PreveLeak") and RECOTHROM® Thrombin topical (Recombinant) ("Recothrom") products to Baxter International, Inc. ("Baxter") for approximately $185.0 million, with a base payment of $153.0 million, inclusive of existing inventory and subject to a closing inventory adjustment, with the remainder in potential future milestones. Baxter assumed other expenses, including contingent liabilities associated with PreveLeak. During the six months ended June 29, 2018, the Company recorded a pre-tax gain on the sale of less than $0.1 million, which excluded any potential proceeds from the attainment of future milestones and reflected a post-sale closing inventory adjustment of $14.3 million. The financial results of the PreveLeak and Recothrom operations are presented within continuing operations as this divestiture did not meet the criteria for discontinued operations presentation.
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
Intrathecal Therapy: On March 17, 2017, the Company completed the sale of its Intrathecal Therapy business to Piramal Enterprises Limited's subsidiary in the United Kingdom ("U.K."), Piramal Critical Care ("Piramal"), for approximately $203.0 million, including fixed consideration of $171.0 million and contingent consideration of up to $32.0 million. The $171.0 million of fixed consideration consisted of $17.0 million received at closing and a $154.0 million note receivable that was due one year from the transaction closing date. During the six months ended June 30, 2017, the Company recorded a pre-tax gain on the sale of the business of $57.0 million, which excluded any potential proceeds from the contingent consideration and reflects a post-sale adjustment of $2.1 million during the three months ended June 30, 2017. On February 28, 2018, the Company received $154.0 million from Piramal for the settlement of the aforementioned note receivable. The financial results of the Intrathecal Therapy business are presented within continuing operations as this divestiture did not meet the criteria for discontinued operations presentation.
As part of the divestiture and calculation of the gain, the Company wrote off intangible assets of $48.7 million and goodwill of $49.8 million, from the Specialty Brands segment, ascribed to the Intrathecal Therapy business. The Company is committed to reimburse up to $7.3 million of product development expenses incurred by Piramal, of which $3.2 million was included in accrued and other current liabilities on the unaudited condensed consolidated balance sheet as of June 29, 2018. The remaining items included in the gain calculation are attributable to inventory transferred and transaction costs incurred by the Company.

5.	Acquisitions
Sucampo Pharmaceuticals, Inc.
On February 13, 2018, the Company acquired Sucampo Pharmaceuticals, Inc. ("Sucampo") through the acquisition of all the outstanding common stock of Sucampo. Consideration for the transaction consisted of approximately $1.2 billion, including the assumption of Sucampo's third-party debt ("the Sucampo Acquisition"). The acquisition was funded through the issuance of $600.0 million aggregate principal amount of senior secured notes, a $900.0 million borrowing under the Company's revolving credit facility, as discussed further in Note 12, and cash on hand. Sucampo's commercialized products include Amitiza, a leading global product in the branded constipation market, and Rescula® (unoprostone isopropyl ophthalmic solution) 0.15% ("Rescula"), which is indicated for ocular hypertension and open-angle glaucoma, and marketed in Japan. Through this acquisition, the Company acquired VTS-270, a Phase 3 development product for Niemann-Pick Type C, a rare, neurodegenerative and ultimately fatal disease that can present at any age. Also acquired was a collaborative agreement with Cancer Prevention Pharmaceuticals ("CPP") associated with the development of CPP-1X/sulindac, a Phase 3 development product for Familial Adenomatous Polyposis ("FAP").
Upon completion of the Sucampo Acquisition, Sucampo's 3.25% convertible senior notes due 2021 ("the Sucampo Notes") became eligible to receive increased consideration in conjunction with a make-whole fundamental change, such that each $1,000 principal face amount of Sucampo Notes could be converted into $1,221 cash. As of June 29, 2018, the issued convertible debt of $300.0 million had been converted and paid in full by the Company.

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

Cash and cash equivalents	$149.6
Accounts receivable	35.7
Inventory	153.2
Intangible assets	919.5
Goodwill	246.0
Other current and non-current assets	25.6
Total assets acquired	1,529.6
Current liabilities	108.2
Deferred tax liabilities, net (non-current)	170.8
Debt	366.3
Other noncurrent liabilities	36.7
Total liabilities assumed	682.0
Net assets acquired	$847.6

The following is a reconciliation of the total consideration to net assets acquired:

Total consideration, net of cash	$698.0
Plus: cash assumed in acquisition	149.6
Total consideration/net assets acquired	$847.6

Intangible assets acquired consist of the following:

	Amount	Amortization Period	Discount Rate
Completed technology - Amitiza	$634.0	9 years	14.0%
Completed technology - Rescula	11.0	8 years	14.0%
In-process research and development - VTS-270	274.5	Non-Amortizable	15.0%
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

Financial results - The amount of net sales and loss included in the Company's results for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales	$49.6	$—	$73.8	$—
Operating loss	(37.0)	—	(67.7)	—

The following was included within cost of sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Intangible asset amortization	$17.9	$—	$27.0	$—
Inventory fair value step-up expense	31.5	—	46.5	—

Acquisition-related costs incurred for the acquisition of $2.7 million were recognized during the six months ended June 29, 2018.

Licenses
On April 5, 2018 (the "Exercise Date"), the Company exercised the option under its collaborative agreement with CPP to negotiate terms of an exclusive license to commercialize CPP-1X/sulindac in North America. In addition, the Company provided CPP with a $10.0 million upfront R&D payment for expenses related to the FAP pivotal trial incurred during the "Negotiation Period," or the period from the Exercise Date through the execution of such license agreement, which shall not exceed 120 days. CPP shall return to the Company any portion of the R&D payment that is not utilized during the Negotiation Period. Of the $10.0 million upfront payment, $6.3 million was utilized during the three months ended June 29, 2018 and recorded as R&D expense within the condensed consolidated statement of income. The remaining $3.7 million was included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet as of June 29, 2018. See Note 21 for discussion of the license agreement entered into with CPP subsequent to the date of this report.

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
In addition to the 2016 and 2018 Mallinckrodt Programs, the Company takes certain restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges reflected in continuing operations by segment are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Specialty Brands	$53.4	$0.3	$70.5	$9.5
Corporate	5.3	0.7	11.3	2.8
Restructuring and related charges, net	58.7	1.0	81.8	12.3
Less: accelerated depreciation	—	(0.4)	—	(1.4)
Restructuring charges, net	$58.7	$0.6	$81.8	$10.9

Net restructuring and related charges reflected in continuing operations by program are comprised of the following:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
2016 Mallinckrodt Program	$52.3	$1.0	$55.4	$12.3
Acquisition programs	6.4	—	26.4	—
Total	58.7	1.0	81.8	12.3
Less: accelerated depreciation	—	(0.4)	—	(1.4)
Total charges expected to be settled in cash	$58.7	$0.6	$81.8	$10.9

The following table summarizes cash activity for restructuring reserves reflected in continuing operations, substantially all of which are related to contract termination costs and employee severance and benefits:

	2016 Mallinckrodt Program	Acquisition Programs	Total
Balance at December 29, 2017	$14.1	$0.8	$14.9
Charges	56.8	26.8	83.6
Changes in estimate	(1.4)	(0.4)	(1.8)
Cash payments	(8.1)	(17.8)	(25.9)
Balance at June 29, 2018	$61.4	$9.4	$70.8

Total Company net restructuring and related charges, including associated asset impairments, incurred cumulative-to-date related to the 2016 Mallinckrodt Program was as follows:

2016 Mallinckrodt Program
Specialty Brands	$80.0
Corporate	16.9
Specialty Generics Disposal Group	14.3
$111.2
On January 8, 2018, the Company announced that it would discontinue marketing of Raplixa® after an evaluation of strategic options. During the three months ended June 29, 2018, the Company incurred restructuring expenses of $48.1 million under the 2016 Mallinckrodt Program, consisting primarily of contract termination costs related to the production of Raplixa. Amounts paid in the future may differ from the amount currently recorded.
All of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

7.	Income Taxes
The Company recognized an income tax benefit of $53.4 million on a loss from continuing operations before income taxes of $81.5 million for the three months ended June 29, 2018, and an income tax benefit of $53.6 million on a loss from continuing operations before income taxes of $35.2 million for the three months ended June 30, 2017. This resulted in effective tax rates of 65.5% and 152.3% for the three months ended June 29, 2018 and June 30, 2017, respectively. The income tax benefit for the three months ended June 29, 2018 is comprised of $9.5 million of current tax expense and $62.9 million of deferred tax benefit which is predominantly related to acquired intangible assets. The income tax benefit for the three months ended June 30, 2017 is comprised of $33.9 million of current tax expense and $87.5 million of deferred tax benefit which is predominantly related to acquired intangible assets.
The Company recognized an income tax benefit of $96.8 million on a loss from continuing operations before income taxes of $167.9 million for the six months ended June 29, 2018, and an income tax benefit of $95.6 million on a loss from continuing operations before income taxes of $122.1 million for the six months ended June 30, 2017. This resulted in effective tax rates of 57.7% and 78.3% for the six months ended June 29, 2018 and June 30, 2017, respectively. The income tax benefit for the six months ended June 29, 2018 is comprised of $13.1 million of current tax expense and $109.9 million of deferred tax benefit which is predominantly related to acquired intangible assets. The income tax benefit for the six months ended June 30, 2017 is comprised of $67.8 million of current tax expense and $163.4 million of deferred tax benefit. The net deferred tax benefit of $163.4 million includes $190.6 million of deferred tax benefit, which is predominantly related to acquired intangible assets offset by $27.2 million of deferred tax expense related to utilization of tax attributes.
The income tax benefit was $53.4 million for the three months ended June 29, 2018, compared with a tax benefit of $53.6 million for the three months ended June 30, 2017. The $0.2 million net decrease in the tax benefit includes a decrease of $9.8 million attributable to U.S. Tax Reform; partially offset by an increase of $6.0 million attributable to changes in the amount and jurisdictional mix of operating income and an increase of $3.6 million attributable to the impact of acquisitions occurring since June 30, 2017.
The income tax benefit was $96.8 million for the six months ended June 29, 2018, compared with a tax benefit of $95.6 million for the six months ended June 30, 2017. The $1.2 million net increase in the tax benefit includes an increase of $31.2 million attributable to the impact of dispositions, an increase of $12.8 million attributable to changes in the amount and jurisdictional mix of operating income, and an increase of $8.1 million attributable to the impact of acquisitions occurring since June 30, 2017; partially offset by a decrease of $33.4 million attributable to U.S. Tax Reform and a decrease of $17.5 million attributable to the termination of the defined benefit pension plans which occurred during the six months ended June 30, 2017.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA reduces the U.S. federal corporate statutory rate from 35% to 21%, requires companies to pay a one-time transition tax on certain undistributed earnings of the Company's foreign subsidiaries of U.S. entities and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the TCJA. At June 29, 2018, the Company has not completed its accounting for all of the tax effects of the TCJA. As discussed below, the Company has recorded provisional estimates for certain provisions where the accounting is incomplete but a reasonable estimate can be made. In other cases, the Company continues to evaluate certain portions of the TCJA and the application of ASC 740 and no adjustments have been made in the unaudited condensed consolidated financial statements. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. These estimates may also be affected as the Company gains a more thorough understanding of the tax law.
In fiscal 2017, the Company adjusted certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. A provisional decrease of $444.8 million was recognized resulting in a corresponding deferred income tax benefit in fiscal 2017. For the six months ended June 29, 2018, no adjustments related to this provisional estimate were made. While the Company is able to make a reasonable estimate of the impact of the reduction in the U.S. federal corporate statutory tax rate, it may be affected by other analyses related to the TCJA. These analyses include having a U.S. tax return year that straddles the effective date of the statutory rate change and that is different than the Company's fiscal year, the calculation of deemed repatriation of deferred foreign income, and the state tax effect of adjustments made to federal temporary differences.
The one-time transition tax under the TCJA is based upon the amount of post-1986 cumulative undistributed earnings of certain of the Company's subsidiaries which was deferred from U.S. income tax under previous U.S. law. In fiscal 2017, the Company estimated this item would not result in any current or future tax. For the six months ended June 29, 2018, no adjustments related to this provisional estimate have been made. While the Company is able to make a reasonable estimate of the impact of the one-time transition tax, additional information will continue to be gathered to finalize this conclusion.
Because of the complexity and uncertainties of the new global intangible low-taxed income rules, the Company continues to evaluate this portion of the TCJA and the application of ASC 740. Under GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income as a current-period expense when incurred or (2) factoring such amounts into a company's measurement of its deferred taxes. The Company's selection of an accounting policy with respect to these new tax rules will depend on whether it expects to have future U.S. inclusions in taxable income related to global intangible low-taxed income and, if so, what the tax impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income depends on not only the Company's current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or business. While the Company estimates these rules will not have a material tax impact, it is not yet able to finalize the effect of this portion of the TCJA. Therefore, the Company has not made any adjustments related to this item in its unaudited condensed consolidated financial statements and has not made a policy decision regarding whether to record deferred taxes on global intangible low-taxed income.
During the six months ended June 29, 2018, and the fiscal year ended December 29, 2017, the net cash payments for income taxes were $13.7 million and $73.4 million, respectively.
During the three and six months ended June 29, 2018, the Company recognized income tax expense of $9.0 million and $15.8 million, respectively, associated with the Specialty Generics Disposal Group, as shown in Note 4.
During the three and six months ended June 29, 2018, the Company received a total of $15.0 million in contingent consideration related to the sale of the Nuclear Imaging business, consisting of a $6.0 million cash payment and the issuance of $9.0 million par value non-voting preferred equity certificates. The Company recorded a tax expense of $1.5 million associated with the $6.0 million contingent consideration cash payment. The consideration received and related tax expense were recorded net as income from discontinued operations.
The Sucampo Acquisition resulted in a net deferred tax liability increase of $170.8 million. Significant components of this increase include $180.5 million of deferred tax liabilities associated with intangible assets and a $24.1 million deferred tax liability associated with inventory step-up. The increase in deferred tax liabilities is partially offset by $28.0 million of deferred tax assets associated with U.S. net operating losses, $2.7 million of deferred tax assets associated with U.S. tax credits, and various other net deferred tax assets of $3.1 million.
The sale of a portion of the Hemostasis business, inclusive of the PreveLeak and Recothrom products, was completed on March 16, 2018. This divestiture resulted in a net deferred tax liability decrease of $3.0 million. A significant component of this decrease includes a decrease of $3.0 million of deferred tax liability associated with inventory step-up. In addition, there was a decrease of $1.5 million of deferred tax asset associated with potential future consideration, a decrease of $2.4 million of deferred tax asset associated with net operating losses, and a decrease of $4.2 million of deferred tax asset associated with intangible assets, all of which were offset by a reduction in valuation allowance of $8.1 million.
The Company's unrecognized tax benefits, excluding interest, totaled $202.9 million at June 29, 2018 and $182.5 million at December 29, 2017. The net increase of $20.4 million primarily resulted from a net increase to current year tax positions of $0.9 million, net increases from prior period tax positions predominately from acquired companies of $19.9 million, and net decreases from settlements of $0.4 million. If favorably settled, $190.2 million of unrecognized tax benefits at June 29, 2018 would benefit the effective tax rate, of which up to $20.0 million may be reported in discontinued operations. The total amount of accrued interest related to these obligations was $17.8 million at June 29, 2018 and $7.1 million at December 29, 2017.

It is reasonably possible that within the next twelve months, as a result of the resolution of various U.K. and non-U.K. examinations, appeals and litigation and the expiration of various statutes of limitation, that the unrecognized tax benefits will decrease by up to $39.8 million and the amount of related interest and penalties will decrease by up to $6.6 million.

8.	Earnings per Share
Basic earnings per share is computed by dividing net income (loss) by the number of weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average shares outstanding and, if dilutive, potential ordinary shares outstanding during the period. Potential ordinary shares represent the incremental ordinary shares issuable for restricted share units and share option exercises. The Company calculates the dilutive effect of outstanding restricted share units and share options on earnings per share by application of the treasury stock method. Dilutive securities, including participating securities, are not included in the computation of loss per share when the Company reports a net loss from continuing operations as the impact would be anti-dilutive.
The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Basic	83.2	98.5	84.7	100.9
Dilutive impact of restricted share units and share options	—	0.2	—	—
Diluted	83.2	98.7	84.7	100.9

The computation of diluted weighted-average shares outstanding for both the three and six months ended June 29, 2018 excludes approximately 3.6 million shares of equity awards because the effect would have been anti-dilutive. The computation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2017 excludes approximately 4.0 million and 3.6 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

9.	Inventories
Inventories were comprised of the following at the end of each period:

	June 29, 2018	December 29, 2017
Raw materials and supplies	$26.1	$23.7
Work in process	118.1	61.1
Finished goods	40.2	43.9
	$184.4	$128.7

10.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	June 29, 2018	December 29, 2017
Property, plant and equipment, gross	$599.6	$569.7
Less: accumulated depreciation	(169.5)	(156.5)
Property, plant and equipment, net	$430.1	$413.2

Depreciation expense for property, plant and equipment was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Depreciation expense	$11.6	$12.5	$23.3	$25.8

11.	Goodwill and Intangible Assets
The gross carrying amount and accumulated impairment of goodwill at the end of each period were as follows:

	June 29, 2018		December 29, 2017
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Specialty Brands	$3,676.7	$—	$3,482.7	$—

During the six months ended June 29, 2018, the gross carrying value of goodwill within the Specialty Brands segment increased by $194.0 million. The increase was attributable to the Sucampo Acquisition, which yielded $246.0 million of goodwill, partially offset by $51.5 million of goodwill ascribed to the sale of a portion of the Company's Hemostasis business, inclusive of the PreveLeak and Recothrom products. The remaining change in goodwill was related to purchase accounting adjustments during the twelve month measurement period for previous acquisitions.

Stannsoporfin
On May 3, 2018, in a joint meeting, the FDA's Gastrointestinal Drugs Advisory Committee and Pediatric Advisory Committee (the "Advisory Committee") recommended that the risk benefit profile of the Company's stannsoporfin IPR&D product does not support approval for the treatment of newborns ≥35 weeks of gestational age with indicators of hemolysis who are at risk of developing hyperbilirubinemia (severe jaundice). While the timing of the development program is expected to shift outward, the Company continues to have conversations with the FDA to determine the best path forward. The Prescription Drug User Fee Act ("PDUFA") date for this development product is August 22, 2018. The Company will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated IPR&D asset of $113.5 million included within intangible assets, net on the unaudited condensed consolidated balance sheets as of June 29, 2018 and December 29, 2017. Refer to Note 18 for the associated impact on the Company's contingent consideration liability related to stannsoporfin.
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
The gross carrying amount and accumulated amortization of intangible assets at the end of each period were as follows:

	June 29, 2018		December 29, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,278.4	$2,473.7	$9,693.0	$2,126.1
Customer relationships	28.0	13.0	29.5	12.2
Trademarks	75.2	12.5	75.5	10.8
Other	8.6	8.6	8.6	8.6
Total	$10,390.2	$2,507.8	$9,806.6	$2,157.7
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	851.6		577.1
Total	$886.6		$612.1

Intangible asset amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Amortization expense	$184.3	$169.3	$360.6	$339.1

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of Fiscal 2018	$368.4
Fiscal 2019	737.1
Fiscal 2020	736.8
Fiscal 2021	736.5
Fiscal 2022	609.6

12.	Debt
Debt was comprised of the following at the end of each period:

	June 29, 2018		December 29, 2017
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
3.50% notes due April 2018	$—	$—	$300.0	$0.2
Term loan due September 2024	16.4	0.2	14.0	0.3
Term loan due February 2025	6.0	0.1	—	—
ACOA loan due December 2028	0.1	—	—	—
Capital lease obligation and vendor financing agreements	—	—	0.2	—
Total current debt	22.5	0.3	314.2	0.5
Long-term debt:
4.875% notes due April 2020	700.0	4.5	700.0	5.7
Variable-rate receivable securitization due July 2020	240.0	0.5	200.0	0.7
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% notes due August 2022	884.0	8.5	884.0	9.5
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% notes due April 2023	500.2	3.9	526.5	4.5
5.625% notes due October 2023	731.4	8.8	738.0	9.7
Term loan due September 2024	1,601.5	21.6	1,837.2	26.7
Term loan due February 2025	592.5	11.6	—	—
5.50% notes due April 2025	692.1	8.4	692.1	9.0
ACOA loan due December 2028	1.6	—	—	—
Revolving credit facility	450.0	5.2	900.0	5.9
Total long-term debt	6,408.1	73.0	6,492.6	71.7
Total debt	$6,430.6	$73.3	$6,806.8	$72.2

In April 2018, $300.0 million of the Company's 3.50% unsecured, fixed-rate notes matured and were repaid with cash on hand.
In March 2018, BioVectra entered into an agreement with the Atlantic Canada Opportunities Agency ("ACOA") to obtain an interest-free loan of up to $5.0 million Canadian Dollars ("CAD") in exchange for specified investments in Canada. The loan is repayable in equal monthly installments over 10 years starting in January 2019. The Company has the option of prepaying this loan without any penalties. As of June 29, 2018, the outstanding principal under this agreement was approximately $1.7 million.

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
As of June 29, 2018, the applicable interest rate and outstanding borrowings on the Company's variable-rate debt instruments were as follows:

	Applicable interest rate	Outstanding borrowings
Term loan due September 2024	5.20%	$1,617.9
Term loan due February 2025	5.52%	598.5
Variable-rate receivable securitization	2.99%	240.0
Revolving credit facility	4.58%	450.0
As of June 29, 2018, the Company continues to be in full compliance with the provisions and covenants associated with its debt agreements. The Company's debt instruments are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 29, 2017.

13.	Retirement Plans
The net periodic benefit cost for the Company's defined benefit pension plans was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Service cost	$—	$0.2	$0.1	$1.3
Interest cost	0.1	0.4	0.3	1.6
Expected return on plan assets	—	—	—	(0.8)
Amortization of net actuarial loss	0.2	0.3	0.3	1.8
Amortization of prior service cost	0.1	0.1	0.1	0.2
Plan settlements	—	0.5	—	69.7
Net periodic benefit cost	$0.4	$1.5	$0.8	$73.8

The net periodic benefit credit for the Company's postretirement benefit plans was approximately $0.7 million and zero for the three months ended June 29, 2018 and June 30, 2017, respectively, and $1.0 million and zero for the six months ended June 29, 2018 and June 30, 2017, respectively.

Of the net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plans, only service costs are included within other employee compensation costs recorded within cost of sales, R&D, and SG&A expenses, while all other components of the net periodic benefit costs are included within other income and expense on the unaudited condensed consolidated statements of income.

Pension Plan Termination
During the six months ended June 30, 2017, the Company completed the third-party settlement of the remaining obligations of six defined benefit pension plans that were terminated during fiscal 2016. In conjunction with this final settlement, the Company made a $61.3 million cash contribution to the terminated plans and recognized a $69.7 million charge, included within other (expense) income expense, net within the unaudited condensed consolidated statement of income.

14.	Accumulated Other Comprehensive Loss
The following summarizes the change in accumulated other comprehensive loss for the six months ended June 29, 2018 and June 30, 2017:

	Currency Translation	Unrecognized Loss on Derivatives	Unrecognized Loss on Benefit Plans	Unrecognized Gain on Investment (1)	Accumulated Other Comprehensive Loss (1)
Balance at December 29, 2017	$(8.2)	$(4.7)	$(1.5)	$—	$(14.4)
Other comprehensive (loss) income before reclassifications	(7.3)	—	0.9	—	(6.4)
Amounts reclassified from accumulated other comprehensive loss	—	0.5	(1.4)	—	(0.9)
Net current period other comprehensive (loss) income	(7.3)	0.5	(0.5)	—	(7.3)
Balance at June 29, 2018	$(15.5)	$(4.2)	$(2.0)	$—	$(21.7)

(1)
Upon adoption of ASU 2016-01, a reclassification of $1.5 million relating to the unrealized gain on investment resulted in an increase to beginning retained earnings with an offsetting decrease to accumulated other comprehensive loss. See Note 2 for additional details.

	Currency Translation	Unrecognized Loss on Derivatives	Unrecognized Loss on Benefit Plans	Unrecognized Gain on Investment	Accumulated Other Comprehensive Loss
Balance at December 30, 2016	$(19.5)	$(5.7)	$(47.3)	$—	$(72.5)
Other comprehensive income before reclassifications	12.1	—	5.9	10.6	28.6
Amounts reclassified from accumulated other comprehensive loss	(4.7)	0.6	40.0	—	35.9
Net current period other comprehensive income	7.4	0.6	45.9	10.6	64.5
Balance at June 30, 2017	$(12.1)	$(5.1)	$(1.4)	$10.6	$(8.0)

The following summarizes reclassifications from accumulated other comprehensive loss for the six months ended June 29, 2018 and June 30, 2017:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Six Months Ended
	June 29, 2018	June 30, 2017	Line Item in the Unaudited Condensed Consolidated Statement of Income
Currency translation	$—	$(4.7)	Income from discontinued operations, net of income taxes

Amortization and other of unrealized loss on derivatives	0.5	0.8	Interest expense
Income tax provision	—	(0.2)	Income tax benefit
Net of income taxes	0.5	0.6

Amortization of pension and post-retirement benefit plans:
Net actuarial loss	0.3	1.8	(1)
Prior service credit	(1.0)	(1.0)	(1)
Divestiture of discontinued operations	—	(3.1)	Income from discontinued operations, net of income taxes
Plan settlements	(0.7)	69.7	(1)
Total before tax	(1.4)	67.4
Income tax provision	—	(27.4)	Income tax benefit
Net of income taxes	(1.4)	40.0

Total reclassifications for the period	$(0.9)	$35.9

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 13 for additional details.

15.	Equity

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

	March 2017 Repurchase Program		March 2016 Repurchase Program
	Number of Shares	Amount	Number of Shares	Amount
Authorized repurchase amount		$1,000.0		$350.0
Repurchases:
Transition Period 2016 (1)	—	—	1,501,676	84.0
Fiscal 2017	13,490,448	380.6	5,366,741	266.0
Fiscal 2018	3,610,968	55.2	—	—
Remaining amount available		$564.2		$—

(1) Represents the period from October 1, 2016 through December 30, 2016. The Company historically reported its results based on a "52-53 week" year ending on the last Friday in September. On May 17, 2016, the Board of Directors of the Company approved a change in the Company's fiscal year end to the last Friday in December from the last Friday in September. The change in fiscal year end became effective for the Company's 2017 fiscal year, which began on December 31, 2016 and ended on December 29, 2017. As a result of the change in fiscal year end, the Company filed a Transition Report on Form 10-Q on February 7, 2017 covering the period from October 1, 2016 through December 30, 2016.

The Company also repurchases shares from employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares and share option exercises.

16.	Guarantees
In disposing of assets or businesses, the Company has from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. The Company assesses the probability of potential liabilities related to such representations, warranties and indemnities and adjusts potential liabilities as a result of changes in facts and circumstances. The Company believes, given the information currently available, that their ultimate resolutions will not have a material adverse effect on its financial condition, results of operations and cash flows.
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of June 29, 2018 and December 29, 2017 was $14.5 million and $14.9 million, respectively, of which $11.7 million and $12.1 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at June 29, 2018 and December 29, 2017. As of June 29, 2018, the maximum future payments the Company could be required to make under these indemnification obligations were $70.2 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $18.4 million and $18.3 million remained in restricted cash, included in long-term other assets on the unaudited condensed consolidated balance sheets at June 29, 2018 and December 29, 2017, respectively.
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 17.

The Company is also liable for product performance; however, the Company believes, given the information currently available, that the ultimate resolution of any such claims will not have a material adverse effect on its financial condition, results of operations and cash flows.
As of June 29, 2018, the Company had various other letters of credit, guarantees and surety bonds totaling $23.5 million.

17.	Commitments and Contingencies
The Company is subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described below. The Company believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, the Company believes, unless indicated below, given the information currently available, that their ultimate resolutions are not expected to have a material adverse effect on its financial condition, results of operations and cash flows.

Governmental Proceedings
Opioid Related Matters
Multidistrict Litigation. The Company, along with other opioid manufacturers and often, distributors, has been named in lawsuits brought by various counties, cities, Native American tribes, hospitals, health care clinics, Medicaid managed care organizations, third-party payers. In general, the lawsuits assert claims of public nuisance, negligence, civil conspiracy, fraud, violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") or similar state laws, consumer fraud, deceptive trade practices, insurance fraud, unjust enrichment and other common law claims arising from defendants' manufacturing, distribution, marketing and promotion of opioids and seek restitution, damages, injunctive and other relief and attorneys' fees and costs. These lawsuits were originally filed against, or amended to include, the Company in various U.S. District Courts or in state courts with the state court lawsuits subsequently removed to U.S. District Courts. On December 5, 2017, the Judicial Panel in Multidistrict Litigation ("JPML") issued its order establishing a Multidistrict Litigation ("MDL") in the Northern District of Ohio for opioid litigation cases and transferring those cases to the MDL that were originally filed in U.S. District Courts or removed to U.S. District Courts from state court.  There are currently 1,019 lawsuits naming the Company that either are in the MDL or are expected to be transferred to the MDL. The Company intends to vigorously defend itself in these matters.
State Court Lawsuits. On July 12, 2018, the Commonwealth of Kentucky, through its Attorney General, filed suit in the Madison County Circuit Court in Kentucky against the Company. The lawsuit asserts violations of the Kentucky Consumer Protection Act, Medicaid Fraud Statute and Assistance Program Fraud Statute, asserts claims of public nuisance, fraud, negligence and unjust enrichment, and seeks relief similar to that sought in other state and federal actions.
On May 15, 2018, the State of Florida, through its Attorney General, filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pasco County in Florida against certain opioid distributors and manufacturers, including the Company. The lawsuit asserts violations of the Florida Deceptive and Unfair Trade Practices and RICO, asserts claims of public nuisance and negligence and seeks relief similar to that sought in other state and federal actions.
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
In addition, the Company is currently named in 59 lawsuits pending in state courts in Alabama (1), Arkansas (1), Connecticut (2), Florida (1), Georgia (1), Illinois (1), Louisiana (2), Maine (1), Massachusetts (1), Missouri (1), Nevada (1), New York (1), Ohio (8), Oklahoma (6), Pennsylvania (9), Tennessee (3), Texas (11), Utah (3), Virginia (3) and  West Virginia (2). These state lawsuits are brought on behalf of cities, counties, towns, villages, third party payers, Medicaid managed care organizations, Native American tribes, individuals, and corporations that provide emergency medicine, addiction treatment and recovery services. The lawsuits assert claims and seek damages similar to those sought in the cases pending before the MDL. The Company intends to vigorously defend itself in these state court matters.
Investigations. The Company has also received various subpoenas and requests for information related to the distribution, marketing and sale of the Company's opioid products. On July 26, 2017, the Company received a subpoena from the Department of Justice ("DOJ"), on August 24, 2017, the Company received a Civil Investigative Demand ("CID") from the Missouri Attorney General's Office, on September 22, 2017, the Company received a subpoena from the New Hampshire Attorney General's Office, on January 9, 2018, the Company received a subpoena and CID from the Kentucky Attorney General's Office, on January 16, 2018, the Company received a CID from the Attorney General's Office for the State of Washington, on February 5, 2018, the Company received a subpoena from the Attorney General's Office from the State of Alaska and on May 15, 2018, the Company received a CID from the Attorney General's Office for the State of South Carolina.
In addition, on January 27, 2018 the Company received a grand jury subpoena from the U.S. Attorneys' Office ("USAO") for the Southern District of Florida for documents related to the Company's distribution, marketing and sale of its oxymorphone generic products.
The Company is in the process of responding to these subpoenas and CIDs.
The Company has been contacted by the coalition of State Attorneys General investigating the role manufacturers and distributors may have had in contributing to the increased use of opioids in the U.S.
The Company intends to cooperate fully in these investigations.
Since these lawsuits and investigations are in early stages, the Company is unable to predict their outcome or estimate a range of reasonably possible losses.
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
SEC Subpoena. In January 2017, the Company received a subpoena from the SEC for documents related to the Company's public statements, filings and other disclosures regarding H.P. Acthar® Gel sales, profits, revenue, promotion and pricing. The Company has responded to this subpoena, and in February 2018, the SEC notified the Company that it had concluded its investigation and that no enforcement action was recommended against the Company.
Boston Subpoena. In December 2016, the Company received a subpoena from the USAO for the District of Massachusetts for documents related to the Company's provision of financial and other support to patients, including through charitable foundations, and related matters. The Company is in the process of responding to this subpoena, and the Company intends to cooperate fully in the investigation.
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
Mallinckrodt Inc. v. U.S. Food and Drug Administration and United States of America. In November 2014, the Company filed a Complaint ("the Complaint") in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the United States for judicial review of what the Company believes is the FDA's inappropriate and unlawful reclassification of the Company's Methylphenidate HCl Extended-Release tablets USP (CII) ("Methylphenidate ER") in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("Orange Book"). The Company also sought a temporary restraining order ("TRO") directing the FDA to reinstate the Orange Book AB rating for the Company's Methylphenidate ER products. The court denied the Company's motion for a TRO and in July 2015, the court granted the FDA's motion to dismiss with respect to three of the five counts in the Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts.  The Company appealed the court's decision to the U.S. Court of Appeals for the Fourth Circuit. On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of the Company's Abbreviated New Drug Application ("ANDA") for Methylphenidate ER. On October 21, 2016, the United States Court of Appeals for the Fourth Circuit issued an order placing that litigation in abeyance pending the outcome of the withdrawal proceedings. The Company concurrently submitted to the FDA requests for a hearing in the withdrawal proceeding and for an extension of the deadline for submitting documentation supporting the necessity of a hearing.  The FDA granted the Company's initial request to extend the deadline, and on February 21, 2017, the FDA suspended the deadline in order to give the Center for Drug Evaluation and Research ("CDER") an opportunity to complete its production of documents. CDER shared an initial set of documents with the Company in June 2017 and a second set of documents in October 2017. Following the Company's receipt of the October tranche of documents from CDER, the Company presented a supplemental document request to CDER to ensure all of its initial document requests were fulfilled, and on February 13, 2018, CDER provided a final set of documents in response to the Company's requests. In April 2018, the Company filed its submission in support of its position in the withdrawal proceedings. A potential outcome of the withdrawal proceedings is that the Company's Methylphenidate ER products may lose their FDA approval, which could have a negative impact to the Company's Specialty Generics Disposal Group.
FTC Investigation. In June 2014, Questcor Pharmaceuticals, Inc. ("Questcor") received a subpoena and CID from the Federal Trade Commission ("FTC") seeking documentary materials and information regarding the FTC's investigation into whether Questcor's acquisition of certain rights to develop, market, manufacture, distribute, sell and commercialize Synacthen Depot® from Novartis AG and Novartis Pharma AG (collectively, "Novartis") violates antitrust laws. Subsequently, California, Maryland, Texas, Washington, New York and Alaska (collectively, "the Investigating States") commenced similar investigations focused on whether the transaction violates state antitrust laws. On January 17, 2017, the FTC, all Investigating States (except California) ("the Settling States") and the Company entered into an agreement to resolve this matter for a one-time cash payment of $102.0 million and an agreement to license Synacthen Depot to a third party designated by the FTC for possible development in Infantile Spasms ("IS") and Nephrotic Syndrome ("NS") in the U.S. To facilitate that settlement, a complaint was filed on January 18, 2017, in the U.S. District Court for the District of Columbia. The settlement was approved by the court on January 30, 2017. On July 16, 2017, the Company announced the completion of the U.S. license of both the Synacthen trademark and certain intellectual property associated with Synacthen Depot to West Pharmaceuticals to develop and pursue possible FDA approval of the product in IS and NS. The Company retains the right to develop MNK-1411 (the product formerly described as Synacthen Depot) for all other indications in the U.S. and retains rights to the Synacthen trademark outside the U.S.
Therakos Investigation. In March 2014, the USAO for the Eastern District of Pennsylvania requested the production of documents related to an investigation of the U.S. promotion of Therakos'® drug/device system UVADEX/UVAR XTS and UVADEX/CELLEX (collectively, the "Therakos System"), for indications not approved by the FDA, including treatment of patients with graft versus host disease ("GvHD") and solid organ transplant patients, including pediatric patients. The investigation also includes Therakos' efforts to secure FDA approval for additional uses of, and alleged quality issues relating to, UVADEX/UVAR. In August 2015, the USAO for the Eastern District of Pennsylvania sent Therakos a subsequent request for documents related to the investigation and has since made certain related requests. The Company is in the process of responding to these requests.
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

Patent Litigation
Amitiza Patent Litigation: Teva Pharmaceuticals USA, Inc. In September 2017, Sucampo AG and Sucampo Pharmaceuticals, Inc., subsidiaries of the Company, and Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals USA, Inc., and Takeda Pharmaceuticals America, Inc. (collectively "Takeda," the exclusive licensee under the patents in litigation) filed suit in the U.S. District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. ("Teva") alleging that Teva infringed U.S. Patent Nos. 6,414,016, 6,982,283, 7,795,312, 8,026,393, 8,071,613, 8,097,653, 8,338,639, 8,389,542 and 8,748,481 following receipt of an August 2017 notice from Teva concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of Amitiza. On June 28, 2018, the parties entered into a settlement agreement under which Teva was granted the non-exclusive right to market a competing lubiprostone product in the U.S. under its ANDA on or after January 1, 2023, or earlier under certain circumstances.
Amitiza Patent Litigation: Amneal Pharmaceuticals, LLC. In April 2017, Sucampo AG and Sucampo Pharmaceuticals, Inc., subsidiaries of the Company, and Takeda filed suit in the U.S. District Court for the District of New Jersey against Amneal Pharmaceuticals, LLC ("Amneal") alleging that Amneal infringed U.S. Patent Nos. 6,982,283, 8,026,393, 8,097,653, 8,338,639 and 8,389,542 following receipt of a March 2017 notice from Amneal concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of Amitiza. On June 28, 2018, the parties entered into a settlement agreement under which Amneal was granted the non-exclusive right to market a competing lubiprostone product in the U.S. under its ANDA on or after January 1, 2023, or earlier under certain circumstances.
Amitiza Patent Litigation: Par and DRL. Settlement and License Agreements were entered into with Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively "Par") and Dr. Reddy's Laboratories, Inc. and Dr. Reddy's Laboratories, Ltd. (collectively "DRL") to settle Paragraph IV patent litigation with each of Par and DRL. Under the terms of the Par settlement dated September 30, 2014, Par was granted a non-exclusive license and right to market a competing generic of Amitiza on or after January 1, 2021, or earlier under certain circumstances. Under the terms of the DRL settlement dated September 14, 2016, DRL was granted a non-exclusive license and right to market a competing generic of Amitiza on or after January 1, 2023, or earlier under certain circumstances.

Inomax Patent Litigation: Praxair Distribution, Inc. and Praxair, Inc. (collectively "Praxair"). In February 2015, INO Therapeutics LLC and Ikaria, Inc., subsidiaries of the Company, filed suit in the U.S. District Court for the District of Delaware against Praxair following receipt of a January 2015 notice from Praxair concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a generic version of Inomax®. In July 2016, the Company filed a second suit against Praxair in the U.S. District Court for the District of Delaware following receipt of a Paragraph IV notice concerning three additional patents recently added to the FDA Orange Book that was submitted by Praxair regarding its ANDA for a generic version of Inomax. The infringement claims in the second suit have been added to the original suit. In September 2016, the Company filed a third suit against Praxair in the U.S. District Court for the District of Delaware following receipt of a Paragraph IV notice concerning a fourth patent recently added to the FDA Orange Book that was submitted by Praxair regarding its ANDA for a generic version of Inomax.
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
In July 2015 the USPTO Patent Trial and Appeal Board ("PTAB") issued rulings denying the institution of four of the five IPR petitions challenging the five patents expiring in 2029.  The PTAB also issued a ruling in July 2015 that instituted the IPR proceeding in the fifth of this group of patents and the PTAB ruled in July 2016 that one claim of this patent survived review and is valid while the remaining claims were unpatentable.  The Company believed the claim held valid by the PTAB describes and encompasses a manner in which Inomax is distributed in conjunction with its approved labeling and that Praxair infringes that claim. Praxair filed an appeal and Mallinckrodt filed a cross-appeal of this decision to the Court of Appeals for the Federal Circuit. Oral argument of that appeal occurred in January 2018. The Federal Circuit decision was issued May 16, 2018 and held all claims unpatentable (invalid).
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
Ofirmev Patent Litigation: Aurobindo Pharma U.S.A., Inc. In December 2017, Mallinckrodt Hospital Products Inc. and Mallinckrodt IP Unlimited Group, subsidiaries of the Company, and New Pharmatop L.P. ("Pharmatop"), the current owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against Aurobindo Pharma U.S.A., Inc. ("Aurobindo") alleging that Aurobindo infringed U.S. Patent No. 6,992,218 ("the '218 patent"), U.S. Patent No. 9,399,012 ("the '012 patent") and U.S. Patent No. 9,610,265 ("the '265 patent") following receipt of a November 2017 notice from Aurobindo concerning its submission of an ANDA, containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev®. On May 7, 2018 the parties entered into a settlement agreement under which Aurobindo was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its ANDA on or after December 6, 2020, or earlier under certain circumstances.
Ofirmev Patent Litigation: B. Braun Medical Inc. In April 2017, Mallinckrodt Hospital Products Inc. and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the then owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against B. Braun Medical Inc. ("B. Braun") alleging that B. Braun infringed the '218 patent and the '012 patent following receipt of a February 2017 notice from B. Braun concerning its submission of a New Drug Application ("NDA"), containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. Following receipt of a second Paragraph IV notice letter from B. Braun on April 24, 2017 directed to the '012 patent, Mallinckrodt Hospital Products Inc. and Mallinckrodt IP filed suit in June 2017 in the U.S. District Court for the District of Delaware against B. Braun alleging that B. Braun infringed the '012 patent and the '265 patent. In both instances, a protective suit was filed in the U.S. District Court for the Eastern District of Pennsylvania to protect the 30-month stay against any venue challenge in Delaware. In July 2017, B. Braun filed motions to dismiss both actions in Delaware due to improper venue based on the recent U.S. Supreme Court TC Heartland decision on venue in patent cases, and also filed a separate motion to dismiss in the original action in Pennsylvania. Following receipt of a third Paragraph IV notice letter from B. Braun on July 13, 2017 that included a certification to the '265 patent, amended complaints were filed in July 2017 in the U.S. District Courts for the Districts of Delaware and Eastern District of Pennsylvania by Mallinckrodt Hospital Products Inc., Mallinckrodt IP and Pharmatop.  Also in July 2017, Mallinckrodt Hospital Products Inc., Mallinckrodt IP and Pharmatop filed a motion to stay the action in the Eastern District of Pennsylvania. A hearing occurred August 24, 2017 in the U.S. District Court for the District of Delaware regarding B. Braun's motion to dismiss the Delaware actions for improper venue. A scheduling conference occurred October 4, 2017 in the U.S. District Court for the Eastern District of Pennsylvania and no decisions were rendered on any of the pending motions. The judge in the Delaware District Court denied B. Braun's motion to dismiss the amended complaint without prejudice and ordered venue-related discovery on December 14, 2017. Subsequently, B. Braun withdrew the challenge to venue in Delaware but proceeded to file new motions to dismiss the Delaware actions on December 28, 2017. The actions in the U.S. District Court for the Eastern District of Pennsylvania were dismissed by stipulation on December 28, 2017. The motions to dismiss in Delaware were denied on May 17, 2018. The Company intends to vigorously enforce its intellectual property rights relating to Ofirmev.
Ofirmev Patent Litigation: InnoPharma Licensing LLC and InnoPharma, Inc. In September 2014, Cadence Pharmaceuticals, Inc. ("Cadence") and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop, the then owner of the two U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against InnoPharma Licensing LLC and InnoPharma, Inc. (both are subsidiaries of Pfizer and collectively "InnoPharma") alleging that InnoPharma infringed U.S. Patent Nos. 6,028,222 ("the '222 patent") and 6,992,218 ("the '218 patent"). Separately, on December 1, 2016 Mallinckrodt IP Filed suit in the U.S. District Court for the District of Delaware against InnoPharma alleging that InnoPharma infringed the '012 patent. On May 4, 2017 the parties entered into settlement agreements on both suits under which InnoPharma was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its NDA on or after December 6, 2020, or earlier under certain circumstances.
Ofirmev Patent Litigation: Agila Specialties Private Limited, Inc. (now Mylan Laboratories Ltd.) and Agila Specialties Inc. (a Mylan Inc. Group), (collectively "Agila").  In December 2014, Cadence and Mallinckrodt IP, subsidiaries of the Company, and Pharmatop filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed the '222 and the '218 patents. Separately, on December 1, 2016 Mallinckrodt IP filed suit in the U.S. District Court for the District of Delaware against Agila alleging that Agila infringed the '012 patent. On December 31, 2016, the parties entered into settlement agreements on both suits under which Agila was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its NDA on or after December 6, 2020, or earlier under certain circumstances.
The Company has successfully asserted the '222 and '218 patents and maintained their validity in both litigation and proceedings at the USPTO. The Company will continue to vigorously enforce its intellectual property rights relating to Ofirmev to prevent the marketing of infringing generic or competing products prior to December 6, 2020, which, if unsuccessful, could adversely affect the Company's ability to successfully maximize the value of Ofirmev and have an adverse effect on its financial condition, results of operations and cash flows.
Tyco Healthcare Group LP, et al. v. Mutual Pharmaceutical Group, Inc. In March 2007, the Company filed a patent infringement suit in the U.S. District Court for the District of New Jersey against Mutual Pharmaceutical Co., Inc., et al. (collectively, "Mutual") after Mutual submitted an ANDA to the FDA seeking to sell a generic version of the Company's 7.5 mg RESTORIL™ sleep aid product. Mutual also filed antitrust and unfair competition counterclaims. The patents at issue have since expired or been found invalid. In March 2017, the parties entered into a settlement agreement regarding the antitrust and unfair competition counterclaims and the case was dismissed.
Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland v. Mallinckrodt PLC, Mallinckrodt Inc. and Mallinckrodt LLC. In January 2018, Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland (collectively, "Jazz") filed suit in the U.S. District Court for the District of New Jersey against the Company alleging that the Company infringed U.S. Patent Nos. 7,668,730, 7,765,106, 7,765,107, 7,895,059, 8,457,988, 8,589,182, 8,731,963, 8,772,306, 9,050,302, and 9,486,426 following receipt of a November 2017 notice from the Company concerning its submission of an ANDA, containing a Paragraph IV patent certification with the FDA for a competing version of Xyrem. On June 4, 2018 the parties entered into a settlement agreement under which Company was granted the non-exclusive right to market a competing sodium oxybate product in the U.S. under its ANDA on or after December 31, 2025, or earlier under certain circumstances.
Shire Development LLC, Shire LLC and Shire US, Inc. v. SpecGx LLC. In May 2018, Shire Development LLC, Shire LLC and Shire US, Inc. (collectively “Shire”) filed suit in the U.S. District Court for the District of Delaware against the Company alleging that the Company infringed U.S. Patent Nos. 6,913,768, 8,846,100, and 9,173,857 following receipt of an April 2018 notice from the Company concerning its submission of an ANDA, containing a Paragraph IV patent certification with the FDA for a competing version of Mydayis. The Company intends to vigorously defend its position.

Commercial and Securities Litigation
Grifols. On March 13, 2018, Grifols initiated arbitration against the Company, alleging breach of a Manufacturing and Supply Agreement entered into between the Company’s predecessor-in-interest, Cadence Pharmaceuticals Inc., and Grifols. Mallinckrodt intends to vigorously defend itself in this matter.

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
Putative Class Action Litigation. On April 6, 2017, a putative class action lawsuit was filed against the Company and UBC in the U.S. District Court for the Northern District of Illinois. The case is captioned City of Rockford v. Mallinckrodt ARD, Inc., et al. The complaint was subsequently amended, most recently on December 8, 2017, to include an additional named plaintiff and additional defendants. As amended, the complaint purports to be brought on behalf of all self-funded entities in the U.S. and its Territories, excluding any Medicare Advantage Organizations, related entities and certain others, that paid for H.P. Acthar Gel from August 2007 to the present. The lawsuit alleges that the Company engaged in anticompetitive, unfair, and deceptive acts to artificially raise and maintain the price of H.P. Acthar Gel. To this end, the suit alleges that the Company unlawfully maintained a monopoly in a purported ACTH product market by acquiring the U.S. rights to Synacthen Depot; conspired with UBC and violated anti-racketeering laws by selling H.P. Acthar Gel through an exclusive distributor; and committed a fraud on consumers by failing to correctly identify H.P. Acthar Gel's active ingredient on package inserts. The Company intends to vigorously defend itself in this matter.
Employee Stock Purchase Plan Securities Litigation. On July 20, 2017, a purported purchaser of Mallinckrodt stock through Mallinckrodt's Employee Stock Purchase Plans ("ESPPs"), filed a derivative lawsuit in the Federal District Court in the Eastern District of Missouri, captioned Solomon v. Mallinckrodt plc, et al., against the Company, its Chief Executive Officer Mark C. Trudeau ("CEO"), its Chief Financial Officer Matthew K. Harbaugh ("CFO"), its Controller Kathleen A. Schaefer, and current and former directors of the Company. On September 6, 2017, plaintiff voluntarily dismissed its complaint in the Federal District Court for the Eastern District of Missouri and refiled virtually the same complaint in the U.S. District Court for the District of Columbia. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt stock between November 25, 2014, and January 18, 2017, through the ESPPs. In the alternative, the plaintiff alleges a class action for those same purchasers/acquirers of stock in the ESPPs during the same period. The complaint asserts claims under Section 11 of the Securities Act, and for breach of fiduciary duty, misrepresentation, non-disclosure, mismanagement of the ESPPs' assets and breach of contract arising from substantially similar allegations as those contained in the putative class action securities litigation described in the following paragraph. Stipulated co-lead plaintiffs were approved by the court on March 1, 2018. On July 6, 2018, this matter was stayed by agreement of the parties pending resolution of the Shenk matter below.
Putative Class Action Securities Litigation. On January 23, 2017, a putative class action lawsuit was filed against the Company and its CEO in the U.S. District Court for the District of Columbia, captioned Patricia A. Shenk v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased Mallinckrodt's publicly traded securities on a domestic exchange between November 25, 2014 and January 18, 2017. The lawsuit generally alleges that the Company made false or misleading statements related to H.P. Acthar Gel and Synacthen to artificially inflate the price of the Company's stock. In particular, the complaint alleges a failure by the Company to provide accurate disclosures concerning the long-term sustainability of H.P. Acthar Gel revenues, and the exposure of H.P. Acthar Gel to Medicare and Medicaid reimbursement rates. On January 26, 2017, a second putative class action lawsuit, captioned Jyotindra Patel v. Mallinckrodt plc, et al. was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Patel complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Shenk lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 13, 2017, a third putative class action lawsuit, captioned Amy T. Schwartz, et al., v. Mallinckrodt plc, et al., was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Schwartz complaint purports to be brought on behalf of shareholders who purchased shares of the Company between July 14, 2014 and January 18, 2017 and asserts claims similar to those set forth in the Shenk lawsuit. On March 23, 2017, a fourth putative class action lawsuit, captioned Fulton County Employees' Retirement System v. Mallinckrodt plc, et al., was filed against the Company and its CEO and CFO in the U.S. District Court for the District of Columbia. The Fulton County complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Schwartz lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 27, 2017, four separate plaintiff groups moved to consolidate the pending cases and to be appointed as lead plaintiffs in the consolidated case. Since that time, two of the plaintiff groups have withdrawn their motions. Lead plaintiff was designated by the court on March 9, 2018. The Company intends to vigorously defend itself in this matter.

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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of June 29, 2018, it was probable that it would incur remedial costs in the range of $27.1 million to $96.1 million. The Company also concluded that, as of June 29, 2018, the best estimate within this range was $65.2 million, of which $3.0 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet at June 29, 2018. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Coldwater Creek, Saint Louis County, Missouri. The Company is named as a defendant in numerous tort complaints with numerous plaintiffs pending in the U.S. District Court for the Eastern District of Missouri that were filed in or after February 2012. These cases allege personal injury for alleged exposure to radiological substances, including in Coldwater Creek in Missouri, and in the air. Plaintiffs allegedly lived and/or worked in various locations in Saint Louis County, Missouri, near Coldwater Creek. Radiological residues which may have been present in the creek have previously been remediated by the U.S. Army Corps of Engineers ("USACE"). The USACE continues to study and remediate the creek and surrounding areas. The Company believes that it had meritorious defenses to these complaints and vigorously defended against them. Groups of bellwether plaintiffs have been selected by the court and discovery is ongoing. Upon further evaluation of the Company's potential exposure, this matter is no longer considered material.
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
In April 2014, the EPA issued its revised FFS, with remedial alternatives to address cleanup of the lower 8-mile stretch of the River. The EPA estimated the cost for the remediation alternatives ranged from $365.0 million to $3.2 billion. The EPA's preferred approach had an estimated cost of $1.7 billion. Based on the issuance of the EPA's revised FFS, the Company recorded a $23.1 million accrual in the second quarter of fiscal 2014 representing the Company's estimate of its allocable share of the joint and several remediation liability resulting from this matter.
In April 2015, the CPG presented a draft of the RI/FS of the River to the EPA. The CPG's RI/FS included alternative remedial actions for the entire 17-mile stretch of the River. The Company recorded an additional accrual of $13.3 million in the second quarter of fiscal 2015 based on the Company's estimate of its allocable share of the potential liability resulting from this matter.
On November 20, 2015, the Company withdrew from the CPG, but remains liable for its obligations under the two above-referenced AOCs, as well as potential future liabilities.
On March 4, 2016, the EPA issued the Record of Decision ("ROD") for the lower 8 miles of the River. The EPA's selected remedy for this stretch of the River was a slight modification of the preferred approach it identified in the revised FFS issued in April 2014. The new discounted, estimated cost was $1.38 billion. On October 5, 2016, the EPA announced that Occidental Chemicals Corporation ("OCC") had entered into an agreement to develop the remedial design.

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
Occidental Chemical Corp. v. 21st Century Fox America, Inc. The Company and approximately 120 other companies were named as defendants in a suit filed on June 30, 2018, by OCC. OCC seeks cost recovery and contribution for past and future costs in response to releases and threatened releases of hazardous substances into the River. The suit relates to the lower 8 miles of the River. The Company's alleged liability stems from former operations at Jersey City, New Jersey. The Company intends to vigorously defend itself in this matter.
Mallinckrodt Veterinary, Inc., Millsboro, Delaware. The Company previously operated a facility in Millsboro, Delaware ("the Millsboro Site") where various animal healthcare products were manufactured. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third party near the Millsboro Site. The Company, and another former owner, have assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the EPA and have entered into two AOCs with the EPA to perform investigations to abate, mitigate or eliminate the release or threat of release of hazardous substances at the Millsboro Site and to conduct an Engineering Evaluation/Cost Analysis ("EE/CA") to characterize the nature and extent of the contamination. The Company, along with the other party, continues to conduct the studies and prepare remediation plans in accordance with the AOCs. In January 2017, the EPA issued its Action Memorandum regarding the EE/CA. The parties have negotiated a third AOC to implement the removal action. The AOC has been fully executed, with an effective date of August 8, 2017. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to vigorously defend itself in these matters. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 29, 2018, there were approximately 11,600 asbestos-related cases pending against the Company.
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

Acquisition-Related Litigation
Several putative class actions were filed by purported holders of Questcor common stock in connection with the Company's acquisition of Questcor in 2014 (Hansen v. Thompson, et al., Heng v. Questcor Pharmaceuticals, Inc., et al., Buck v. Questcor Pharmaceuticals, Inc., et al., Ellerbeck v. Questcor Pharmaceuticals, Inc., et al., Yokem v. Questcor Pharmaceuticals, Inc., et al., Richter v. Questcor Pharmaceuticals, Inc., et al., Tramantano v. Questcor Pharmaceuticals, Inc., et al., Crippen v. Questcor Pharmaceuticals, Inc., et al., Patel v. Questcor Pharmaceuticals, Inc., et al., and Postow v. Questcor Pharmaceuticals, Inc., et al.). The actions were consolidated on June 3, 2014. The consolidated complaint named as defendants, and generally alleged that, the directors of Questcor breached their fiduciary duties in connection with the acquisition by, among other things, agreeing to sell Questcor for inadequate consideration and pursuant to an inadequate process. The consolidated complaint also alleged that the Questcor directors breached their fiduciary duties by failing to disclose purportedly material information to shareholders in connection with the merger. The consolidated complaint also alleged, among other things, that the Company aided and abetted the purported breaches of fiduciary duty. The lawsuits sought various forms of relief, including but not limited to, rescission of the transaction, damages and attorneys' fees and costs.
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
As of June 29, 2018, the Company had an aggregate $554.2 million of interest-bearing U.S. deferred tax liabilities associated with outstanding installment notes. The GAAP calculation of interest associated with these deferred tax liabilities is subject to variable interest rates. The Company recognized interest expense associated with these deferred tax liabilities of $6.1 million and $17.8 million for the three months ended June 29, 2018 and June 30, 2017, respectively, and $11.7 million and $36.2 million for the six months ended June 29, 2018 and June 30, 2017, respectively.

The Company has reported Section 453A interest on its tax returns on the basis of its interpretation of the U.S. Internal Revenue Code and Regulations. Alternative interpretations of these provisions could result in additional interest payable on the deferred tax liability. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company's interpretation and maintains a corresponding liability of $52.9 million and $46.0 million as of June 29, 2018 and December 29, 2017, respectively. The balance of this liability is expected to increase over future periods until such uncertainty is resolved. Favorable resolution of this uncertainty would likely result in a material reversal of this liability and a benefit being recorded to interest expense within the unaudited condensed consolidated statements of income.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	June 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.0	$23.9	$11.1	$—
Equity securities	13.6	13.6	—	—
Foreign exchange forward and option contracts	0.6	0.6	—	—
	$49.2	$38.1	$11.1	$—

Liabilities:
Deferred compensation liabilities	$39.8	$—	$39.8	$—
Contingent consideration and acquired contingent liabilities	170.5	—	—	170.5
Foreign exchange forward and option contracts	0.4	0.4	—	—
	$210.7	$0.4	$39.8	$170.5

	December 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$35.4	$24.0	$11.4	$—
Equity securities	22.7	22.7	—	—
Foreign exchange forward and option contracts	0.1	0.1	—	—
	$58.2	$46.8	$11.4	$—

Liabilities:
Deferred compensation liabilities	$42.7	$—	$42.7	$—
Contingent consideration and acquired contingent liabilities	246.4	—	—	246.4
Foreign exchange forward and option contracts	0.1	0.1	—	—
	$289.2	$0.1	$42.7	$246.4

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
Equity securities. Equity securities consist of shares in Mesoblast Limited, for which quoted prices are available in an active market; therefore, the investment is classified as level 1 and is valued based on quoted market prices reported on a nationally recognized securities exchange. During the six months ended June 29, 2018, approximately $8.4 million of shares were sold for gross proceeds of $9.4 million resulting in a $1.1 million gain being recognized within other (expense) income, net within the unaudited condensed consolidated statement of income, offset by foreign currency losses of $0.1 million. Total unrealized loss in this investment was $0.1 million for the three months ended June 29, 2018 and a gain of $0.4 million for the six months ended June 29, 2018, which was recorded within other (expense) income, net, within the unaudited condensed consolidated statement of income.
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
Contingent consideration and acquired contingent liabilities. The Company maintains various contingent consideration and acquired contingent liabilities associated with the acquisitions of Questcor, three commercial stage topical hemostasis drugs from The Medicines Company ("the Hemostasis Acquisition"), Stratatech Corporation ("Stratatech"), InfaCare Pharmaceutical Corporation ("InfaCare") and Ocera Therapeutics, Inc. ("Ocera").
The contingent liability associated with the acquisition of Questcor pertains to the Company's license agreement with Novartis AG and Novartis Pharma AG (collectively "Novartis") related to the development product MNK-1411. During the six months ended June 29, 2018, the Company paid the required annual payment of $25.0 million related to the license of development product MNK-1411 from Novartis. The fair value of the remaining contingent payments was measured based on the net present value of a probability-weighted assessment. As of June 29, 2018, the total remaining payments under the license agreement shall not exceed $115.0 million. The Company determined the fair value of the contingent consideration associated with the acquisition of Questcor to be $85.7 million and $111.8 million as of June 29, 2018 and December 29, 2017, respectively.
As part of the Hemostasis Acquisition in February 2016, the Company provided contingent consideration to The Medicines Company in the form of sales based milestones associated with Raplixa and PreveLeak, and acquired contingent liabilities associated with The Medicines Company's prior acquisitions of the aforementioned products. The Company determined the fair value of the contingent consideration and acquired contingent liabilities based on an option pricing model to be $7.0 million and $17.1 million at December 29, 2017, respectively. The Company paid $12.0 million related to the FDA approval of PreveLeak during the three months ended March 30, 2018. On March 16, 2018, the Company sold a portion of the Hemostasis business, inclusive of the Recothrom and PreveLeak products to Baxter and the remaining contingent consideration liability balance of $12.1 million was transferred upon sale.
As part of the acquisition of a development program from Stratatech in August 2016, the Company provided contingent consideration to the prior shareholders of Stratatech, primarily in the form of regulatory filing and approval milestones associated with the deep partial thickness and full thickness indications associated with StrataGraft®. The Company assesses the likelihood of and timing of making such payments. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the acquisition of Stratatech to be $55.3 million and $53.5 million as of June 29, 2018 and December 29, 2017, respectively.
As part of the acquisition of InfaCare in September 2017, the Company provided contingent consideration to the prior shareholders of InfaCare in the form of both regulatory approval milestones for full-term and pre-term neonates for stannsoporfin and sales-based milestones associated with stannsoporfin. Due to recent developments and discussions with the FDA, as discussed in further detail in Note 11, the timing of the development program is expected to shift outward. During the three months ended June 29, 2018, the Company recognized a $27.5 million fair value adjustment due to this shift in timing and its impact on the achievement of milestones per the purchase agreement. The fair value of the contingent consideration based on an option pricing model was determined to be $7.0 million and $35.0 million as of June 29, 2018 and December 29, 2017, respectively.
As part of the acquisition of Ocera in December 2017, the Company provided contingent consideration to the prior shareholders of Ocera in the form of both patient enrollment clinical study milestones for MNK-6105 and MNK-6106 (previously referred to collectively as OCR-002), which represent the IV and Oral formulations, respectively, and sales-based milestones associated with MNK-6105 and MNK-6106. The Company determined the fair value of the contingent consideration based on an option pricing model to be $22.5 million and $22.0 million as of June 29, 2018 and December 29, 2017, respectively.
Of the total fair value of the contingent consideration of $170.5 million, $52.1 million was classified as current and $118.4 million was classified as non-current in the unaudited condensed consolidated balance sheet as of June 29, 2018. The following table summarizes the fiscal 2018 activity for contingent consideration:

Balance at December 29, 2017	$246.4
Disposal of business	(12.1)
Payments	(37.0)
Accretion expense	2.3
Fair value adjustments	(29.1)
Balance at June 29, 2018	$170.5

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of June 29, 2018 and December 29, 2017:

•
The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $18.4 million and $18.3 million as of June 29, 2018 and December 29, 2017, (level 1), respectively, which was included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets.

•
The Company received a portion of consideration as part of contingent earn-out payments related to the sale of the Nuclear Imaging business in the form of preferred equity certificates during the three months ended June 29, 2018. These securities are classified as held-to-maturity and are carried at amortized cost, which approximates fair value, of $9.0 million at June 29, 2018 (level 3). These securities are included in other assets on the unaudited condensed consolidated balance sheets.

•
The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $65.5 million and $67.0 million at June 29, 2018 and December 29, 2017, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.

•
The carrying value of the Company's revolving credit facility and variable-rate receivable securitization approximates fair value due to the short-term nature of these instruments. Since the quoted market prices for the Company's term loans and 9.50% and 8.00% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The Company's 3.50%, 4.875%, 5.75%, 4.75%, 5.625%, 5.50% notes are classified as level 1, as quoted prices are available in an active market for these notes. The fair value of the ACOA loan is based on the present value of future cash flows under the terms of the agreement (level 3) with future cash flows and interest rates as significant assumptions. The following table presents the carrying values and estimated fair values of the Company's debt, excluding capital leases, as of the end of each period:

	June 29, 2018		December 29, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1
3.50% notes due April 2018	$—	$—	$300.0	$299.1
4.875% notes due April 2020	700.0	689.2	700.0	675.2
Variable-rate receivable securitization due July 2020	240.0	240.0	200.0	200.0
5.75% notes due August 2022	884.0	796.1	884.0	804.8
4.75% notes due April 2023	500.2	407.1	526.5	412.4
5.625% notes due October 2023	731.4	609.1	738.0	628.8
5.50% notes due April 2025	692.1	563.0	692.1	564.5
Revolving credit facility	450.0	450.0	900.0	900.0
Level 2
9.50% debentures due May 2022	10.4	10.9	10.4	10.9
8.00% debentures due March 2023	4.4	4.4	4.4	4.4
Term loan due September 2024	1,617.9	1,586.5	1,851.2	1,848.7
Term loan due February 2025	598.5	589.5	—	—
Level 3
ACOA loan due December 2028	1.7	1.7	—	—
Total debt	$6,430.6	$5,947.5	$6,806.6	$6,348.8

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
CuraScript, Inc.	46.5%	57.0%	46.8%	55.9%
The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	June 29, 2018	December 29, 2017
CuraScript, Inc.	35.3%	33.8%
The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
H.P. Acthar Gel	46.4%	53.2%	44.6%	51.0%
Inomax	20.8%	20.9%	22.5%	21.9%
Ofirmev	13.6%	12.6%	13.9%	12.9%

19.	Segment Data
The Company's continuing operations are limited to the results of operations from the Specialty Brands segment as the Specialty Generics Disposal Group is reported as a discontinued operation. See Note 4 for further details on the Specialty Generics Disposal Group. Selected information for the reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales:
Specialty Brands	$631.7	$600.1	$1,204.3	$1,160.1
Operating income:
Specialty Brands	$265.9	$270.0	$506.2	$537.0
Unallocated amounts:
Corporate and unallocated expenses (1)	(10.2)	(49.6)	(53.9)	(49.2)
Intangible asset amortization	(184.3)	(169.3)	(360.6)	(339.1)
Restructuring and related charges, net (2)	(58.7)	(1.0)	(81.8)	(12.3)
Operating income	$12.7	$50.1	$9.9	$136.4

(1)	Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segment.

(2)	Includes restructuring-related accelerated depreciation.

Net sales by product family within the Company's reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
H.P. Acthar Gel	$293.2	$319.4	$537.0	$591.2
Inomax	131.0	125.5	270.8	253.9
Ofirmev	85.6	75.7	167.6	149.1
Therakos	56.8	51.2	114.2	102.4
Amitiza (1)	48.0	—	71.0	—
BioVectra	11.3	10.5	21.8	20.4
Other	5.8	17.8	21.9	43.1
Net sales	$631.7	$600.1	$1,204.3	$1,160.1
(1) Amitiza consists of both product net sales and royalties. Refer to Note 3 for further details on Amitiza's revenues.

20.	Condensed Consolidating Financial Statements
MIFSA, an indirectly 100%-owned subsidiary of Mallinckrodt plc, is the borrower under the 3.50% notes due April 2018, which were paid in full in April 2018, and the 4.75% notes due April 2023 (collectively, "the Notes"), which are fully and unconditionally guaranteed by Mallinckrodt plc. The following information provides the composition of the Company's comprehensive income, assets, liabilities, equity and cash flows by relevant group within the Company: Mallinckrodt plc as guarantor of the Notes, MIFSA as issuer of the Notes and the other subsidiaries. There are no subsidiary guarantees related to the Notes.
Set forth on the following pages are the condensed consolidating financial statements for the three and six months ended June 29, 2018 and June 30, 2017, and as of June 29, 2018 and December 29, 2017. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and other subsidiaries. Condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 29, 2018
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.6	$21.3	$213.8	$—	$235.7
Accounts receivable, net	—	—	337.6	—	337.6
Inventories	—	—	184.4	—	184.4
Prepaid expenses and other current assets	0.3	0.4	134.9	—	135.6
Notes receivable	—	—	—	—	—
Current assets held for sale	—	—	1,112.5	—	1,112.5
Intercompany receivables	123.0	26.4	277.8	(427.2)	—
Total current assets	123.9	48.1	2,261.0	(427.2)	2,005.8
Property, plant and equipment, net	—	—	430.1	—	430.1
Goodwill	—	—	3,676.7	—	3,676.7
Intangible assets, net	—	—	8,769.0	—	8,769.0
Investment in subsidiaries	6,063.6	23,666.7	11,739.3	(41,469.6)	—
Intercompany loans receivable	505.4	—	5,286.5	(5,791.9)	—
Other assets	—	—	168.2	—	168.2
Total Assets	$6,692.9	$23,714.8	$32,330.8	$(47,688.7)	$15,049.8

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$22.0	$0.2	$—	$22.2
Accounts payable	0.2	—	75.6	—	75.8
Accrued payroll and payroll-related costs	—	—	74.6	—	74.6
Accrued interest	—	54.7	5.7	—	60.4
Income taxes payable	—	—	39.9	—	39.9
Accrued and other current liabilities	0.8	0.4	439.8	—	441.0
Current liabilities held for sale	—	—	170.6	—	170.6
Intercompany payables	217.5	19.4	190.3	(427.2)	—
Total current liabilities	218.5	96.5	996.7	(427.2)	884.5
Long-term debt	—	6,079.3	255.8	—	6,335.1
Pension and postretirement benefits	—	—	65.3	—	65.3
Environmental liabilities	—	—	62.2	—	62.2
Deferred income taxes	—	—	809.7	—	809.7
Other income tax liabilities	—	—	129.2	—	129.2
Intercompany loans payable	—	5,791.9	—	(5,791.9)	—
Other liabilities	—	7.8	281.6	—	289.4
Total Liabilities	218.5	11,975.5	2,600.5	(6,219.1)	8,575.4
Shareholders' Equity	6,474.4	11,739.3	29,730.3	(41,469.6)	6,474.4
Total Liabilities and Shareholders' Equity	$6,692.9	$23,714.8	$32,330.8	$(47,688.7)	$15,049.8

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

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 29, 2018
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$631.7	$—	$631.7
Cost of sales	0.7	—	314.0	—	314.7
Gross (loss) profit	(0.7)	—	317.7	—	317.0
Selling, general and administrative expenses	11.3	0.2	152.8	—	164.3
Research and development expenses	1.7	—	79.6	—	81.3
Restructuring charges, net	—	—	58.7	—	58.7
Losses on divestiture	—	—	—	—	—
Operating (loss) income	(13.7)	(0.2)	26.6	—	12.7

Interest expense	(1.6)	(110.0)	(7.7)	24.2	(95.1)
Interest income	2.2	0.3	23.1	(24.2)	1.4
Other income (expense), net	0.6	—	(1.1)	—	(0.5)
Intercompany fees	(4.0)	—	4.0	—	—
Equity in net income of subsidiaries	31.0	232.9	124.3	(388.2)	—
Income (loss) from continuing operations before income taxes	14.5	123.0	169.2	(388.2)	(81.5)
Income tax benefit	(1.1)	(1.2)	(51.1)	—	(53.4)
Income (loss) from continuing operations	15.6	124.2	220.3	(388.2)	(28.1)
Income from discontinued operations, net of income taxes	—	0.1	43.6	—	43.7
Net income	15.6	124.3	263.9	(388.2)	15.6
Other comprehensive loss, net of tax	(4.9)	(4.9)	(9.9)	14.8	(4.9)
Comprehensive income	$10.7	$119.4	$254.0	$(373.4)	$10.7

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$600.1	$—	$600.1
Cost of sales	0.9	—	279.5	—	280.4
Gross (loss) profit	(0.9)	—	320.6	—	319.7
Selling, general and administrative expenses	15.1	0.2	199.3	—	214.6
Research and development expenses	1.8	—	50.5	—	52.3
Restructuring charges, net	—	—	0.6	—	0.6
Losses on divestiture	—	—	2.1	—	2.1
Operating (loss) income	(17.8)	(0.2)	68.1	—	50.1

Interest expense	(3.4)	(88.7)	(18.7)	18.6	(92.2)
Interest income	2.0	0.3	16.9	(18.6)	0.6
Other income (expense), net	2.2	6.6	(2.5)	—	6.3
Intercompany fees	(3.5)	—	3.5	—	—
Equity in net income of subsidiaries	81.0	254.7	172.9	(508.6)	—
Income (loss) from continuing operations before income taxes	60.5	172.7	240.2	(508.6)	(35.2)
Income tax benefit	(1.3)	(0.2)	(52.1)	—	(53.6)
Income from continuing operations	61.8	172.9	292.3	(508.6)	18.4
Income from discontinued operations, net of income taxes	1.0	—	43.4	—	44.4
Net income	62.8	172.9	335.7	(508.6)	62.8
Other comprehensive income, net of tax	1.9	1.9	3.4	(5.3)	1.9
Comprehensive income	$64.7	$174.8	$339.1	$(513.9)	$64.7

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 29, 2018
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,204.3	$—	$1,204.3
Cost of sales	0.9	—	609.6	—	610.5
Gross (loss) profit	(0.9)	—	594.7	—	593.8
Selling, general and administrative expenses	17.7	0.4	338.6	—	356.7
Research and development expenses	2.2	—	143.2	—	145.4
Restructuring charges, net	—	—	81.8	—	81.8
Gains on divestiture	—	—	—	—	—
Operating (loss) income	(20.8)	(0.4)	31.1	—	9.9

Interest expense	(4.6)	(211.2)	(14.8)	44.1	(186.5)
Interest income	4.4	2.0	42.3	(44.1)	4.6
Other income (expense), net	6.7	2.8	(5.4)	—	4.1
Intercompany fees	(8.5)	—	8.5	—	—
Equity in net income of subsidiaries	18.1	408.3	203.5	(629.9)	—
(Loss) income from continuing operations before income taxes	(4.7)	201.5	265.2	(629.9)	(167.9)
Income tax benefit	(2.3)	(2.0)	(92.5)	—	(96.8)
(Loss) income from continuing operations	(2.4)	203.5	357.7	(629.9)	(71.1)
Income from discontinued operations, net of income taxes	—	—	68.7	—	68.7
Net (loss) income	(2.4)	203.5	426.4	(629.9)	(2.4)
Other comprehensive loss, net of tax	(7.3)	(7.3)	(15.1)	22.4	(7.3)
Comprehensive (loss) income	$(9.7)	$196.2	$411.3	$(607.5)	$(9.7)

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,160.1	$—	$1,160.1
Cost of sales	0.9	—	539.4	—	540.3
Gross (loss) profit	(0.9)	—	620.7	—	619.8
Selling, general and administrative expenses	33.3	0.4	398.5	—	432.2
Research and development expenses	1.8	—	95.5	—	97.3
Restructuring charges, net	—	—	10.9	—	10.9
Gains on divestiture	—	—	(57.0)	—	(57.0)
Operating (loss) income	(36.0)	(0.4)	172.8	—	136.4

Interest expense	(6.7)	(174.0)	(38.9)	33.2	(186.4)
Interest income	3.1	0.6	31.0	(33.2)	1.5
Other income (expense), net	17.6	(3.3)	(87.9)	—	(73.6)
Intercompany fees	(9.0)	—	9.0	—	—
Equity in net income of subsidiaries	489.7	851.7	673.4	(2,014.8)	—
Income (loss) from continuing operations before income taxes	458.7	674.6	759.4	(2,014.8)	(122.1)
Income tax benefit	(3.3)	(0.5)	(91.8)	—	(95.6)
Income (loss) from continuing operations	462.0	675.1	851.2	(2,014.8)	(26.5)
(Loss) income from discontinued operations, net of income taxes	—	(1.7)	490.2	—	488.5
Net income	462.0	673.4	1,341.4	(2,014.8)	462.0
Other comprehensive income, net of tax	64.5	64.5	128.4	(192.9)	64.5
Comprehensive income	$526.5	$737.9	$1,469.8	$(2,207.7)	$526.5

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 29, 2018
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash from operating activities	$453.6	$102.3	$1,135.9	$(1,430.0)	$261.8
Cash Flows From Investing Activities:
Capital expenditures	—	—	(67.1)	—	(67.1)
Acquisitions, net of cash acquired	—	—	(699.9)	—	(699.9)
Proceeds from divestitures, net of cash	—	—	298.3	—	298.3
Intercompany loan investment, net	(398.3)	(85.2)	(12.4)	495.9	—
Investment in subsidiary	—	(163.1)	41.3	121.8	—
Other	—	—	12.4	—	12.4
Net cash from investing activities	(398.3)	(248.3)	(427.4)	617.7	(456.3)
Cash Flows From Financing Activities:
Issuance of external debt	—	600.0	57.2	—	657.2
Repayment of external debt and capital lease obligation	—	(1,011.2)	(381.6)	—	(1,392.8)
Debt financing costs	—	(12.0)	—	—	(12.0)
Proceeds from exercise of share options	—	—	—	—	—
Repurchase of shares	(56.8)	—	—	—	(56.8)
Intercompany loan borrowings, net	—	495.9	—	(495.9)	—
Intercompany dividends	—	(814.2)	(615.8)	1,430.0	—
Capital contribution	—	—	121.8	(121.8)	—
Other	1.4	—	(26.3)	—	(24.9)
Net cash from financing activities	(55.4)	(741.5)	(844.7)	812.3	(829.3)
Effect of currency rate changes on cash	—	—	(1.2)	—	(1.2)
Net change in cash, cash equivalents and restricted cash	(0.1)	(887.5)	(137.4)	—	(1,025.0)
Cash, cash equivalents and restricted cash at beginning of period	0.7	908.8	369.6	—	1,279.1
Cash, cash equivalents and restricted cash at end of period	$0.6	$21.3	$232.2	$—	$254.1

Cash and cash equivalents at end of period	$0.6	$21.3	$213.8	$—	$235.7
Restricted Cash, included in other assets at end of period	—	—	18.4	—	18.4
Cash, cash equivalents and restricted cash at end of period	$0.6	$21.3	$232.2	$—	$254.1

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2017
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash from operating activities	$1,177.0	$175.8	$1,487.0	$(2,617.3)	$222.5
Cash Flows From Investing Activities:
Capital expenditures	—	—	(101.6)	—	(101.6)
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from divestitures, net of cash	—	—	576.9	—	576.9
Intercompany loan investment, net	(801.7)	—	(860.4)	1,662.1	—
Investment in subsidiary	—	(307.9)	—	307.9	—
Other	—	—	(9.9)	—	(9.9)
Net cash from investing activities	(801.7)	(307.9)	(395.0)	1,970.0	465.4
Cash Flows From Financing Activities:
Issuance of external debt	—	—	40.0	—	40.0
Repayment of external debt and capital lease obligation	—	(242.1)	(90.7)	—	(332.8)
Debt financing costs	—	(12.5)	(0.5)	—	(13.0)
Proceeds from exercise of share options	3.9	—	—	—	3.9
Repurchase of shares	(380.8)	—	—	—	(380.8)
Intercompany loan borrowings, net	—	1,662.1	—	(1,662.1)	—
Intercompany dividends	—	(1,170.0)	(1,447.3)	2,617.3	—
Capital contribution	—	—	307.9	(307.9)	—
Other	2.0	—	(21.5)	—	(19.5)
Net cash from financing activities	(374.9)	237.5	(1,212.1)	647.3	(702.2)
Effect of currency rate changes on cash	—	—	1.6	—	1.6
Net change in cash, cash equivalents and restricted cash	0.4	105.4	(118.5)	—	(12.7)
Cash, cash equivalents and restricted cash at beginning of period	0.5	44.5	316.1	—	361.1
Cash, cash equivalents and restricted cash at end of period	$0.9	$149.9	$197.6	$—	$348.4

Cash and cash equivalents at end of period	$0.9	$149.9	$179.4	$—	$330.2
Restricted Cash, included in other assets at end of period	—	—	18.2	—	18.2
Cash, cash equivalents and restricted cash at end of period	$0.9	$149.9	$197.6	$—	$348.4

21.	Subsequent Events
Cancer Prevention Pharmaceuticals (CPP) Licensing Agreement
On August 4, 2018, the Company entered into a license agreement for development and commercialization of CPP's CPP-1X/sulindac. The Company paid $5.0 million upfront with cash on hand and gained exclusive rights to develop and commercialize the product in North America, if approved. The agreement includes additional payments of up to $185.0 million dependent on developmental, regulatory and sales milestones, subject to reduction up to $15.0 million related to amounts provided by the Company in advance of entering into this agreement, and provides for both parties' reimbursement of R&D expenses from future profits. Following the commercialization of the product, CPP and the Company will share profits in accordance with the agreement. The Company will manage the development of the product in North America.
Concurrently with the execution of the license agreement, the Company and CPP entered into a services agreement under which CPP will assist the Company with completing the FAP Phase 3 pivotal trial and certain activities supporting the preparation, filing and review of the NDA in the U.S.

Financing Activities
On August 3, 2018, the Company made a $75.0 million payment on the revolving credit facility, bringing total outstanding borrowings to $375.0 million for this instrument as of the date of this report.

Commitments and Contingencies
Certain litigation matters occurred during the six months ended June 29, 2018 or prior, but had subsequent updates through the issuance of this report. See further discussion in Note 17.

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
On February 22, 2018, our Board of Directors authorized commencement of a process to dispose of (1) our Specialty Generics business comprised of the previously reported Specialty Generics segment, with the exception of BioVectra, Inc. - our wholly-owned subsidiary that operates a contract manufacturing business in Canada ("BioVectra"), (2) certain of our non-promoted brands business, which was previously reflected in the Specialty Brands segment; and (3) our ongoing, post-divestiture supply agreement with the acquirer of the contrast media and delivery systems (CMDS) business, which was previously reflected in the Other non-operating segment (referred to collectively as the "Specialty Generics Disposal Group"). We evaluated the criteria prescribed by U.S. Generally Accepted Accounting Principles ("GAAP") for recording a disposal group as held for sale and discontinued operations. This criteria was met during the three months ended March 30, 2018, and as a result, prior year balances have been recast to present the financial results of the disposal group as a discontinued operation.
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

Significant Events
Acquisitions
On February 13, 2018, the Company acquired Sucampo Pharmaceuticals, Inc. ("Sucampo") through the acquisition of all the outstanding common stock of Sucampo. Consideration for the transaction consisted of approximately $1.2 billion, including the assumption of Sucampo's third-party debt ("the Sucampo Acquisition"). The acquisition was funded through the issuance of $600.0 million aggregate principal amount of senior secured notes (as discussed further below), a $900.0 million borrowing under our revolving credit facility and cash on hand. Sucampo's commercialized products include Amitiza® (lubiprostone) ("Amitiza"), a leading global product in the branded constipation market, and Rescula® (unoprostone isopropyl ophthalmic solution) 0.15% ("Rescula"), which is indicated for ocular hypertension and open-angle glaucoma, and marketed in Japan. Through this acquisition, we acquired VTS-270, a Phase 3 development product for Niemann-Pick Type C, a rare, neurodegenerative, and ultimately fatal disease that can present at any age. Also acquired was a collaborative agreement with Cancer Prevention Pharmaceuticals ("CPP") associated with the development of CPP-1X/sulindac, a Phase 3 development product for Familial Adenomatous Polyposis ("FAP").

Discontinued Operations and Divestitures
As previously mentioned, on February 22, 2018, our Board of Directors authorized commencement of a process to dispose of the Specialty Generics Disposal Group. Refer to Note 4 to the unaudited condensed consolidated financial statements for further information on the Specialty Generics Disposal Group.
On March 16, 2018, we completed the sale of a portion of our Hemostasis business, inclusive of our PreveLeak™ Surgical Sealant ("PreveLeak") and Recothrom® Thrombin topical (Recombinant) ("Recothrom") products to Baxter International, Inc ("Baxter") for approximately $185.0 million, with a base payment of $153.0 million, inclusive of existing inventory and subject to a closing inventory adjustment, with the remainder in potential future milestones. Baxter assumed other expenses, including contingent liabilities associated with PreveLeak. We recorded a pre-tax gain on the sale of less than $0.1 million during the six months ended June 29, 2018, which excluded any potential proceeds from the attainment of future milestones and reflected a post-sale closing inventory adjustment of $14.3 million. The financial results associated with the operations of PreveLeak and Recothrom are presented within continuing operations as this divestiture did not meet the criteria for discontinued operations classification.

Stannsoporfin
On May 3, 2018, in a joint meeting, the Federal Drug Administration's ("FDA") Gastrointestinal Drugs Advisory Committee and Pediatric Advisory Committee (the "Advisory Committee") recommended that the risk benefit profile of our stannsoporfin in-process research and development ("IPR&D") product does not support approval for the treatment of newborns ≥35 weeks of gestational age with indicators of hemolysis who are at risk of developing hyperbilirubinemia (severe jaundice).  While we expect that the timing of the development program will shift outward, we continue to have conversations with the FDA to determine the best path forward. The Prescription Drug User Fee Act ("PDUFA") date for this product is August 22, 2018. We will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated IPR&D asset of $113.5 million included within intangible assets, net on the unaudited condensed consolidated balance sheets as of June 29, 2018 and December 29, 2017.
As part of the acquisition of InfaCare Pharmaceutical Corporation ("InfaCare") in September 2017, we provided contingent consideration to the prior shareholders of InfaCare in the form of both regulatory approval milestones for full-term and pre-term neonates for stannsoporfin and sales-based milestones associated with stannsoporfin. Due to recent developments and discussions with the FDA, the timing of the development is expected to shift outward. During the three months ended June 29, 2018, we recognized a $27.5 million fair value adjustment due to this shift in timing and its impact on the achievement of milestones per the purchase agreement. The fair value of the contingent consideration based on an option pricing model was determined to be $7.0 million and $35.0 million as of June 29, 2018 and December 29, 2017, respectively.

Business Factors Influencing the Results of Operations
Products
As a result of the Sucampo Acquisition in fiscal 2018, we obtained the sales and marketing rights for Amitiza and Rescula and acquired an arrangement under which we license certain rights to Amitiza to a third party in exchange for royalties on net sales of the product. The addition of these products to our Specialty Brands portfolio contributed to the net sales and operating income within this segment. The aggregate net sales of these products were $49.6 million and $73.8 million during the three and six months ended June 29, 2018, respectively, which includes both royalty revenue and product sales. Our cost of sales for the three and six months ended June 29, 2018 included $31.5 million and $46.5 million of expense recognition associated with the fair value adjustments of acquired inventory, respectively and $17.9 million and $27.0 million of amortization associated with intangibles recognized from this acquisition, respectively. Included within selling, general and administrative expenses ("SG&A") in our unaudited condensed consolidated statement of income was zero and $2.7 million of transaction costs incurred during the three and six months ended June 29, 2018, respectively, associated with our acquisition.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies.
In July 2016, our Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2016 Mallinckrodt Program") designed to further improve our cost structure, as we continue to transform our business. The 2016 Mallinckrodt Program is expected to include actions across both the Specialty Brands segment and the Specialty Generics Disposal Group, as well as within corporate functions. There is no specified time period associated with the 2016 Mallinckrodt Program. Through June 29, 2018, we incurred restructuring charges of $111.2 million under the 2016 Mallinckrodt Program, which are expected to generate savings, primarily within our SG&A expenses.

In February 2018, our Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2018 Mallinckrodt Program") that is of similar design as the 2016 Mallinckrodt Program. The utilization of the 2018 Mallinckrodt Program will commence upon completion of the 2016 Mallinckrodt Program. There is no specified time period associated with the 2018 Mallinckrodt Program.
In addition to the 2016 and 2018 Mallinckrodt Programs, we take certain restructuring actions to generate synergies from our acquisitions.
On January 8, 2018 we announced that we would discontinue marketing of Raplixa® after an evaluation of strategic options. During the three months ended June 29, 2018, we incurred restructuring expenses of $48.1 million under the 2016 Mallinckrodt Program, consisting primarily of contract termination costs related to the production of Raplixa. Amounts paid in the future may differ from the amount currently recorded.

Research and Development Investment
We devote significant resources to research and development ("R&D") of products and proprietary drug technologies. We incurred R&D expenses from continuing operations of $81.3 million and $145.4 million for the three and six months ended June 29, 2018, respectively, and $52.3 million and $97.3 million for the three and six months ended June 30, 2017, respectively. We expect to continue to pursue targeted investments in R&D activities, both for existing products and the development of new portfolio assets. We intend to focus our R&D investments in the specialty pharmaceuticals areas, specifically investments to support our Specialty Brands business, where we believe there is the greatest opportunity for growth and profitability.
On April 5, 2018 (the "Exercise Date"), we exercised the option under our collaborative agreement with CPP to negotiate terms of an exclusive license to commercialize CPP-1X/sulindac in North America. In addition, we provided CPP with a $10.0 million upfront R&D payment for expenses related to the FAP pivotal trial incurred during the "Negotiation Period", or the period from the Exercise Date through the execution of such license agreement, which shall not exceed 120 days. CPP shall return to us any portion of the R&D payment that is not utilized during the Negotiation Period. Of the $10.0 million upfront payment, $6.3 million was utilized during the three months ended June 29, 2018 and recorded as R&D expense within the unaudited condensed consolidated statement of income. The remaining $3.7 million was included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet as of June 29, 2018. Refer to Note 21 to the unaudited condensed consolidated financial statements for discussion of the agreements entered into with CPP subsequent to the date of this report.

Results of Operations
Three Months Ended June 29, 2018 Compared with Three Months Ended June 30, 2017

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	June 29, 2018	June 30, 2017	Percentage Change
U.S.	$570.6	$570.1	0.1%
Europe, Middle East and Africa	34.0	17.8	91.0
Other geographic areas	27.1	12.2	122.1
Net sales	$631.7	$600.1	5.3

Net sales for the three months ended June 29, 2018 increased $31.6 million, or 5.3%, to $631.7 million, compared with $600.1 million for the three months ended June 30, 2017. This increase was primarily driven by net sales of the newly acquired Amitiza product, strength in Ofirmev® and Therakos® demand, and benefits of Inomax® contracting and consumption. These increases were partially offset by decreased net sales of H.P. Acthar® Gel driven by the residual impact of previously reported patient withdrawal issues. We have taken a number of steps to address the issue, including engagement with payers, prescribers and patients. In addition, we experienced lower net sales in Other branded products primarily due to the sale of Recothrom during the first quarter of 2018. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended June 29, 2018 decreased $2.7 million, or 0.8%, to $317.0 million, compared with $319.7 million for the three months ended June 30, 2017. Gross profit margin was 50.2% for the three months ended June 29, 2018, compared with 53.3% for the three months ended June 30, 2017. The decrease in gross profit and gross profit margin was primarily attributable to amortization of the Amitiza intangible asset and expense recognition of inventory fair value adjustments associated with the product. Also negatively impacting gross profit during the three months ended June 30, 2017 was a $9.7 million increase in inventory provision.
Selling, general and administrative expenses. SG&A expenses for the three months ended June 29, 2018 were $164.3 million, compared with $214.6 million for the three months ended June 30, 2017, a decrease of $50.3 million, or 23.4%. The decrease was attributable to various factors, including a $27.5 million decrease in fair value of the contingent consideration liability related to stannsoporfin; cost benefits gained from restructuring actions, including lower employee compensation costs and stock compensation expenses; in addition to lower advertising and promotion expenses and acquisition related expenses. SG&A expenses were 26.0% of net sales for the three months ended June 29, 2018 and 35.8% of net sales for the three months ended June 30, 2017.
Research and development expenses. R&D expenses increased $29.0 million, or 55.4%, to $81.3 million for the three months ended June 29, 2018, compared with $52.3 million for the three months ended June 30, 2017. The increase was primarily attributable to the additional pipeline products that have been acquired within the past year. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 12.9% and 8.7% for the three months ended June 29, 2018 and June 30, 2017, respectively.
Restructuring charges, net. During the three months ended June 29, 2018, we recorded $58.7 million of restructuring and related charges, net, with no impact from accelerated depreciation. During the three months ended June 30, 2017, we recorded $1.0 million of restructuring and related charges, net, including $0.4 million of accelerated depreciation in cost of sales. The increase over the comparable period was primarily attributable to contract termination costs related to the production of Raplixa, as well as the exiting of certain facilities and employee severance and benefits associated with the Sucampo Acquisition.
Losses on divestiture. During the three months ended June 30, 2017, we recorded a $2.1 million pre-tax loss associated with additional transaction costs related to the sale of our Intrathecal Therapy business.

Non-Operating Items
Interest expense and interest income. During the three months ended June 29, 2018 and June 30, 2017, net interest expense was $93.7 million and $91.6 million, respectively. This increase was attributable to a higher average outstanding debt balance during the three months ended June 29, 2018, following the close of the Sucampo Acquisition, which yielded an increase in interest expense of $14.4 million over the comparable period. This was partially offset by an $11.7 million decrease in interest accrued on deferred tax liabilities associated with outstanding installment notes primarily due to our legal entity reorganization and the Tax Cut and Jobs Act ("TCJA") that reduced the interest-bearing U.S. deferred tax liabilities balance. In addition, interest income increased to $1.4 million for the three months ended June 29, 2018, compared with $0.6 million for the three months ended June 30, 2017 primarily related to higher interest earned on our money market funds.
Other (expense) income, net. During the three months ended June 29, 2018, we recorded other expense, net, of $0.5 million and during the three months ended June 30, 2017, we recorded other income, net, of $6.3 million. The amounts in both fiscal years represented items including gains and losses on intercompany financing, foreign currency transactions and related hedging instruments.
Income tax benefit. We recognized an income tax benefit of $53.4 million on a loss from continuing operations before income taxes of $81.5 million for the three months ended June 29, 2018, and an income tax benefit of $53.6 million on a loss from continuing operations before income taxes of $35.2 million for the three months ended June 30, 2017. This resulted in effective tax rates of 65.5% and 152.3% for the three months ended June 29, 2018 and June 30, 2017, respectively. The income tax benefit for the three months ended June 29, 2018 is comprised of $9.5 million of current tax expense and $62.9 million of deferred tax benefit which is predominantly related to acquired intangible assets. The income tax benefit for the three months ended June 30, 2017 is comprised of $33.9 million of current tax expense and $87.5 million of deferred tax benefit which is predominantly related to acquired intangible assets.

The income tax benefit was $53.4 million for the three months ended June 29, 2018, compared with a tax benefit of $53.6 million for the three months ended June 30, 2017. The $0.2 million net decrease in the tax benefit includes a decrease of $9.8 million attributable to U.S. Tax Reform; partially offset by an increase of $6.0 million attributable to changes in the amount and jurisdictional mix of operating income and an increase of $3.6 million attributable to the impact of acquisitions occurring since June 30, 2017.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $43.7 million and $44.4 million during the three months ended June 29, 2018 and June 30, 2017, respectively. The income from discontinued operations for the three months ended June 29, 2018 consisted of $31.3 million of income from operating results, net of tax, associated with the Specialty Generics Disposal Group and $13.5 million of income, net of tax, from the receipt of contingent consideration related to the sale of the Nuclear Imaging business. The income from discontinued operations for the three months ended June 30, 2017 included $52.2 million of income from operating results, net of tax, associated with the Specialty Generics Disposal Group and a $5.8 million loss, net of tax, on the disposal of the Nuclear Imaging business related to post-sale adjustments.

Results of Operations
Six Months Ended June 29, 2018 Compared with Six Months Ended June 30, 2017
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Six Months Ended
	June 29, 2018	June 30, 2017	Percentage Change
U.S.	$1,092.6	$1,101.8	(0.8)%
Europe, Middle East and Africa	64.1	34.5	85.8
Other geographic areas	47.6	23.8	100.0
Net sales	$1,204.3	$1,160.1	3.8

Net sales for the six months ended June 29, 2018 increased $44.2 million, or 3.8%, to $1,204.3 million, compared with $1,160.1 million for the six months ended June 30, 2017. This increase was primarily driven by net sales of the newly acquired Amitiza product and benefits of Inomax contracting and consumption and strength in Ofirmev and Therakos demand. These increases were partially offset by decreased net sales of H.P. Acthar Gel driven by the residual impact of previously reported patient withdrawal issues. We have taken a number of steps to address the issue, including engagement with payers, prescribers and patients. In addition, we experienced lower net sales in Other branded products primarily due to the sale of Recothrom in the first quarter of 2018 and our Intrathecal Therapy business in the first quarter of 2017. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the six months ended June 29, 2018 decreased $26.0 million, or 4.2%, to $593.8 million, compared with $619.8 million for the six months ended June 30, 2017. Gross profit margin was 49.3% for the six months ended June 29, 2018, compared with 53.4% for the six months ended June 30, 2017. The decrease in gross profit and gross profit margin was primarily attributable to amortization of the Amitiza intangible asset and expense recognition of inventory fair value adjustments associated with the product.
Selling, general and administrative expenses. SG&A expenses for the six months ended June 29, 2018 were $356.7 million, compared with $432.2 million for the six months ended June 30, 2017, a decrease of $75.5 million, or 17.5%. The decrease was primarily attributable to various factors, including a $28.0 million decrease in fair value of the contingent consideration liability related to stannsoporfin; cost benefits gained from restructuring actions, including lower employee compensation costs and stock compensation expenses; in addition to lower professional and legal fees. These changes were partially offset by higher advertising and promotion expenses related to the additional pipeline products that have been acquired within the past year. SG&A expenses were 29.6% of net sales for the six months ended June 29, 2018 and 37.3% of net sales for the six months ended June 30, 2017. The decrease in SG&A as a percentage of net sales is attributable to the decreased stock compensation expense and the various other aforementioned factors.

Research and development expenses. R&D expenses increased $48.1 million, or 49.4%, to $145.4 million for the six months ended June 29, 2018, compared with $97.3 million for the six months ended June 30, 2017. The increase was primarily attributable to the additional pipeline products that have been acquired within the past year. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 12.1% and 8.4% for the six months ended June 29, 2018 and June 30, 2017, respectively.
Restructuring charges, net. During the six months ended June 29, 2018 we recorded $81.8 million of restructuring and related charges, net, with no impact from accelerated depreciation. During the three months ended June 30, 2017, we recorded $12.3 million including $1.4 million of accelerated depreciation, in cost of sales. The increase over the comparable period was primarily attributable to contract termination costs related to the production of Raplixa, as well as the exiting of certain facilities and employee severance and benefits associated with the Sucampo Acquisition.
Gains on divestiture. During the six months ended June 29, 2018, we sold a portion of our Hemostasis business, inclusive of our PreveLeak and Recothrom products. As a result of this sale, we recorded a pre-tax gain of less than $0.1 million. In comparison, during the six months ended June 30, 2017, we recorded a $57.0 million pre-tax gain associated with the sale of our Intrathecal Therapy business.

Non-Operating Items
Interest expense and interest income. During the six months ended June 29, 2018 and June 30, 2017, net interest expense was $181.9 million and $184.9 million, respectively. This decrease was attributable to a $24.5 million decrease in interest accrued on deferred tax liabilities associated with outstanding installment notes primarily due to our legal entity reorganization and the TCJA that reduced the interest-bearing U.S. deferred tax liabilities balance. Also, non-cash interest expense decreased by $1.2 million over the comparable period. These decreases were partially offset by a higher average outstanding debt balance during the six months ended June 29, 2018, following the close of the Sucampo Acquisition, which yielded an increase in interest expense of $25.9 million over the comparable period. During the six months ended June 29, 2018, we also recognized interest income of $4.6 million compared to $1.5 million during the six months ended June 30, 2017 primarily related to higher interest earned on our money market funds.
Other income (expense), net. During the six months ended June 29, 2018, we recorded other income, net, of $4.1 million and during the six months ended June 30, 2017, we recorded other expense, net, of $73.6 million. The six months ended June 29, 2018 included a gain of $6.5 million on debt repurchased. The six months ended June 30, 2017 included a $69.7 million charge from the recognition of previously deferred losses on the settlement of obligations associated with the termination of six defined benefit pension plans. This settlement charge was reclassified from SG&A to other income (expense), net as a result of our adoption of Accounting Standards Update 2017-07, "Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost," in fiscal 2018, which required retroactive application. In addition, there was a $10.0 million charge associated with the refinancing of our term loan during the six months ended June 30, 2017. The remaining amounts in both periods represented items including gains and losses on intercompany financing, foreign currency transactions and related hedging instruments.
Income tax benefit. We recognized an income tax benefit of $96.8 million on a loss from continuing operations before income taxes of $167.9 million for the six months ended June 29, 2018, and an income tax benefit of $95.6 million on a loss from continuing operations before income taxes of $122.1 million for the six months ended June 30, 2017. This resulted in effective tax rates of 57.7% and 78.3% for the six months ended June 29, 2018 and June 30, 2017, respectively. The income tax benefit for the six months ended June 29, 2018 is comprised of $13.1 million of current tax expense and $109.9 million of deferred tax benefit which is predominantly related to acquired intangible assets. The income tax benefit for the six months ended June 30, 2017 is comprised of $67.8 million of current tax expense and $163.4 million of deferred tax benefit. The net deferred tax benefit of $163.4 million includes $190.6 million of deferred tax benefit, which is predominantly related to acquired intangible assets offset by $27.2 million of deferred tax expense related to utilization of tax attributes.
The income tax benefit was $96.8 million for the six months ended June 29, 2018, compared with a tax benefit of $95.6 million for the six months ended June 30, 2017. The $1.2 million net increase in the tax benefit includes an increase of $31.2 million attributable to the impact of dispositions, an increase of $12.8 million attributable to changes in the amount and jurisdictional mix of operating income, and an increase of $8.1 million attributable to the impact of acquisitions occurring since June 30, 2017; partially offset by a decrease of $33.4 million attributable to U.S. Tax Reform and a decrease of $17.5 million attributable to the termination of the defined benefit pension plans which occurred during the six months ended June 30, 2017.

Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $68.7 million and $488.5 million during the six months ended June 29, 2018 and June 30, 2017, respectively. The income from discontinued operations for the six months ended June 29, 2018 consisted of $53.4 million of income from operating results, net of tax, associated with the Specialty Generics Disposal Group and $13.5 million of income, net of tax, from the receipt of contingent consideration related to the sale of the Nuclear Imaging business. The income from discontinued operations for the six months ended June 30, 2017 included a $362.4 million gain on divestiture and $4.1 million of income from operating results, both net of tax, associated with the Nuclear Imaging business. These were partially offset by various post-sale adjustments associated with our previous divestitures.

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

Three Months Ended June 29, 2018 Compared with Three Months Ended June 30, 2017
Net Sales
Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	June 29, 2018	June 30, 2017	Percentage Change
H.P. Acthar Gel	$293.2	$319.4	(8.2)%
Inomax	131.0	125.5	4.4
Ofirmev	85.6	75.7	13.1
Therakos	56.8	51.2	10.9
Amitiza (1)	48.0	—	—
BioVectra	11.3	10.5	7.6
Other	5.8	17.8	(67.4)
Specialty Brands	$631.7	$600.1	5.3
(1) Amitiza consists of both product net sales and royalties. Refer to Note 3 to the unaudited condensed consolidated financial statements for further information on Amitiza's revenue.

Specialty Brands. Net sales for the three months ended June 29, 2018 increased $31.6 million to $631.7 million, compared with $600.1 million for the three months ended June 30, 2017. The increase in net sales was primarily driven by net sales of $48.0 million from the newly acquired Amitiza product and an increase in Ofirmev, Therakos and Inomax net sales compared with the three months ended June 30, 2017 as Ofirmev and Therakos experienced increased demand and Inomax net sales continue to benefit from favorable contracting and consumption. These increases were partially offset by a $26.2 million or 8.2% decrease in H.P. Acthar Gel net sales driven by the residual impact of previously reported patient withdrawal issues, and a $12.0 million or 67.4% decrease in Other products compared with the three months ended June 30, 2017. The decrease in Other products net sales is primarily attributable to the sale of Recothrom during the first quarter of 2018, which contributed net sales of $13.5 million during the three months ended June 30, 2017.

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended June 29, 2018 and June 30, 2017 is shown in the following table (dollars in millions):

	Three Months Ended
	June 29, 2018		June 30, 2017
Specialty Brands	$265.9	42.1%	$270.0	45.0%
Unallocated amounts:
Corporate and allocated expenses	(10.2)		(49.6)
Intangible asset amortization	(184.3)		(169.3)
Restructuring and related charges, net (1)	(58.7)		(1.0)
Total operating income	$12.7		$50.1

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the three months ended June 29, 2018 decreased $4.1 million to $265.9 million, compared with $270.0 million for the three months ended June 30, 2017. Operating margin decreased to 42.1% for the three months ended June 29, 2018 compared with 45.0% for the three months ended June 30, 2017. The decrease in operating income and margin was primarily due to a $29.8 million increase in R&D expenses over the comparable period and expense recognition of inventory fair value adjustments associated with Amitiza. These changes were partially offset by a decrease of $13.2 million in SG&A expenses compared with the three months ended June 30, 2017 primarily due to cost benefits gained from restructuring actions, including lower employee compensation costs and stock compensation expenses, in addition to lower advertising and promotion expenses.
Corporate and allocated expenses. Corporate and allocated expenses were $10.2 million and $49.6 million for the three months ended June 29, 2018 and June 30, 2017, respectively. The three months ended June 29, 2018 included a $27.5 million decrease in fair value of the contingent consideration liability related to stannsoporfin. The remaining decrease of $11.9 million was primarily due to cost benefits gained from restructuring actions including lower stock compensation expenses, in addition to lower professional and legal expenses, acquisition-related costs and facilities expenses.

Six Months Ended June 29, 2018 Compared with Six Months Ended June 30, 2017
Net Sales
Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Six Months Ended
	June 29, 2018	June 30, 2017		Percentage Change
H. P. Acthar Gel	$537.0	$591.2		(9.2)%
Inomax	270.8	253.9		6.7
Ofirmev	167.6	149.1		12.4
Therakos	114.2	102.4		11.5
Amitiza (1)	71.0	—	Amitiza (1)	—
BioVectra	21.8	20.4		6.9
Other	21.9	43.1		(49.2)
Specialty Brands	$1,204.3	$1,160.1		3.8
(1) Amitiza consists of both product net sales and royalties. Refer to Note 3 to the unaudited condensed consolidated financial statements for further information on Amitiza's revenue.

Specialty Brands. Net sales for the six months ended June 29, 2018 increased $44.2 million to $1,204.3 million, compared with $1,160.1 million for the six months ended June 30, 2017. The increase in net sales was primarily driven by net sales of $71.0 million from the newly acquired Amitiza product and an increase in Inomax, Ofirmev and Therakos net sales compared with the six months ended June 30, 2017 as Inomax net sales continue to benefit from favorable contracting and consumption and Ofirmev and Therakos experienced increased demand. These increases were partially offset by a $54.2 million or 9.2% decrease in H.P.

Acthar Gel net sales driven by the residual impact of previously reported patient withdrawal issues, and a $21.2 million or 49.2% decrease in Other products compared with the six months ended June 30, 2017. The decrease in Other products net sales is primarily attributable to a decrease of $15.9 million related to the sale of Recothrom during the first quarter of 2018, and the sale of our Intrathecal Therapy business during the first quarter of 2017, which up through the March 17, 2017 divestiture date contributed net sales of $9.3 million.

Operating Income
Operating income by segment and as a percentage of segment net sales were as follows (dollars in millions):

	Six Months Ended
	June 29, 2018		June 30, 2017
Specialty Brands	$506.2	42.0%	$537.0	46.3%
Unallocated amounts:
Corporate and allocated expenses	(53.9)		(49.2)
Intangible asset amortization	(360.6)		(339.1)
Restructuring and related charges, net (1)	(81.8)		(12.3)
Total operating income	$9.9		$136.4

(1)	Includes restructuring-related accelerated depreciation.

Specialty Brands. Operating income for the six months ended June 29, 2018 decreased $30.8 million to $506.2 million, compared with $537.0 million for the six months ended June 30, 2017. Operating margin decreased to 42.0% for the six months ended June 29, 2018, compared with 46.3% for the six months ended June 30, 2017. The decrease in operating income and margin was primarily due to a $50.8 million increase in R&D expenses over the comparable period and expense recognition of inventory fair value adjustments associated with Amitiza. These changes were partially offset by a decrease of $20.2 million in SG&A expenses compared with the three months ended June 30, 2017 primarily due to cost benefits gained from restructuring actions, including lower employee compensation costs and stock compensation expenses, in addition to lower professional and legal expenses.
Corporate and allocated expenses. Corporate and allocated expenses were $53.9 million and $49.2 million for the six months ended June 29, 2018 and June 30, 2017, respectively. The six months ended June 29, 2018 included a $28.0 million decrease in fair value of the contingent consideration liability related to stannsoporfin. The six months ended June 30, 2017 included a pre-tax gain of $57.0 million associated with the sale of our Intrathecal Therapy business. The remaining decrease of $24.3 million was primarily due to cost benefits gained from restructuring actions including lower stock compensation expenses and employee compensations costs, in addition to lower professional and legal expenses; all of which are partially offset by an increase in acquisition-related costs.

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

A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Six Months Ended
	June 29, 2018	June 30, 2017
Net cash from:
Operating activities	$261.8	$222.5
Investing activities	(456.3)	465.4
Financing activities	(829.3)	(702.2)
Effect of currency exchange rate changes on cash and cash equivalents	(1.2)	1.6
Net decrease in cash and cash equivalents	$(1,025.0)	$(12.7)

Operating Activities
Net cash provided by operating activities of $261.8 million for the six months ended June 29, 2018, was primarily attributable to a loss from continuing operations of $71.1 million and income from discontinued operations of $68.7 million, adjusted for non-cash items of $293.5 million driven by depreciation and amortization of $397.1 million, partially offset by a $29.3 million outflow from net investment in working capital. Included within this change in working capital were a $35.4 million net cash outflow related to other assets and liabilities, a $21.8 million increase in accounts receivable, a $2.1 million increase in accounts payable, and a $7.4 million net cash inflow related to income taxes. The net cash outflow from other assets and liabilities is primarily attributable to the payment of liabilities assumed from the Sucampo Acquisition, partially offset by increased restructuring charges.
Net cash provided by operating activities of $222.5 million for the six months ended June 30, 2017, was primarily attributable to a loss from continuing operations of $26.5 million and income from discontinued operations of $488.5 million, partially offset by an adjustment for non-cash items of $106.5 million, in addition to a $133.0 million outflow from net investment in working capital. Included within this change in working capital were cash payments of $102.0 million for the FTC settlement, a $61.3 million contribution to the terminated pension plans that were settled during the six months ended June 30, 2017, a $52.6 million increase in accounts receivable and a $10.7 million decrease in accounts payable. These cash outflows were partially offset by a $12.5 million net cash inflow related to income taxes.
The aforementioned cash flows from operating activities include cash flows from the ongoing operations of the Specialty Generics Disposal Group and the Nuclear Imaging business that are included within discontinued operations. Subsequent to the completion of the Nuclear Imaging transaction on January 27, 2017, we no longer generate cash flows from the operation of this business. See further discussion of our discontinued operations in Note 4 of the notes to the unaudited condensed consolidated financial statements.

Investing Activities
Net cash used in investing activities was $456.3 million for the six months ended June 29, 2018, compared with a $465.4 million net cash inflow for the six months ended June 30, 2017. The $921.7 million change primarily resulted from the cash outflows related to the Sucampo Acquisition of $698.0 million, partially offset by the $144.3 million of proceeds received, net of transaction costs, from the divestiture of a portion of the Hemostasis business, inclusive of the PreveLeak and Recothrom products during the six months ended June 29, 2018. The aforementioned cash outflows were partially offset by proceeds received of $154.0 million related to the note receivable from the purchaser of the Intrathecal Therapy business, which was sold during the six months ended June 30, 2017, and a $9.4 million cash inflow related to the sale of a portion of our investment in Mesoblast Limited during the six months ended June 29, 2018. This is compared with $576.9 million of proceeds received from the divestiture of the Nuclear Imaging and Intrathecal Therapy businesses during the six months ended June 30, 2017, partially offset by cash outflows of $21.5 million related to the investment in Mesoblast Limited that was made during the six months ended June 30, 2017. Additionally, there was a $34.5 million decrease in capital expenditures, compared to the six months ended June 30, 2017.
Under our term loan credit agreement, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loan.

Financing Activities
Net cash used in financing activities was $829.3 million for the six months ended June 29, 2018, compared with $702.2 million for the six months ended June 30, 2017. The $127.1 million increase in cash outflows was attributable to a $442.8 million increase in debt repayments, net of issuances, offset by a $324.0 million decrease in shares repurchased. The significant components of our current year debt repayments included $450.0 million related to our revolving credit facility, a $225.0 million voluntary repayment of the variable-rate term loan maturing in 2024, repayment of $366.0 million of assumed debt from the Sucampo Acquisition, a $300.0 million repayment of fully matured unsecured fixed rate notes, and open market debt repurchases that aggregated to a total principal amount of $33.0 million.

Debt and Capitalization
At June 29, 2018, the total principal amount of debt was $6,430.6 million as compared with $6,806.8 million at December 29, 2017. The total principal amount of debt at June 29, 2018 was comprised of $3,522.5 million of fixed-rate instruments, $2,216.4 million of variable-rate term loans, $450.0 million of borrowings under our revolving credit facility, $240.0 million of borrowings under a variable-rate securitization program and $1.7 million of an interest-free loan. The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of June 29, 2018, our fixed-rate instruments have a weighted-average interest rate of 5.45% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.90% and has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million. In addition to the borrowing capacity under our receivable securitization program, we had $450.0 million available under our $900.0 million revolving credit facility at June 29, 2018.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved may be material. During the six months ended June 29, 2018, we repurchased debt that aggregated to a total principal amount of $33.0 million.
At June 29, 2018, $22.5 million of our debt principal was classified as current, as these payments are expected to be made within the next twelve months.
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
Upon completion of the Sucampo Acquisition, Sucampo's 3.25% convertible senior notes due 2021 ("the Sucampo Notes") became eligible to receive increased consideration in conjunction with a make-whole fundamental change, such that each $1,000 principal face amount of Sucampo Notes could be converted into $1,221 cash. As of June 29, 2018, all $300.0 million of the issued convertible debt was converted and paid in full.
In April 2018, $300.0 million of the 3.50% unsecured, fixed-rate notes matured and were repaid with cash on hand.
As of June 29, 2018, we were, and expect to remain, in full compliance with the provisions and covenants associated with our debt agreements.
On August 3, 2018, we made a $75.0 million payment on the revolving credit facility, bringing total outstanding borrowings to $375.0 million for this instrument as of the date of this report.

Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 17 of the notes to the unaudited condensed consolidated financial statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless otherwise indicated in Note 17 of the notes to the unaudited condensed consolidated financial statements, given the information currently available, that their ultimate resolutions are not expected to have a material adverse effect on our financial condition, results of operations and cash flows.

Guarantees
In disposing of assets or businesses, we have from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows.
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, we agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the unaudited condensed consolidated balance sheets as of June 29, 2018 and December 29, 2017 was $14.5 million and $14.9 million, respectively, of which $11.7 million and $12.1 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value at June 29, 2018 and December 29, 2017. As of June 29, 2018, the maximum future payments we could be required to make under these indemnification obligations were $70.2 million. We were required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $18.4 million and $18.3 million remained in restricted cash, included in long-term other assets on the unaudited condensed consolidated balance sheets at June 29, 2018 and December 29, 2017, respectively.
We have recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 17 of the notes to the unaudited condensed consolidated financial statements.
We are also liable for product performance; however, we believe, given the information currently available, that the ultimate resolution of any such claims will not have a material adverse effect on our financial condition, results of operations and cash flows.

Off-Balance Sheet Arrangements
As of June 29, 2018, we had various letters of credit, guarantees and surety bonds totaling $23.5 million. There has been no change in our off-balance sheet arrangements during the six months ended June 29, 2018. Refer to the Company's Annual Report filed on Form 10-K for the fiscal year ended December 29, 2017 for further detail on the Company's off-balance sheet arrangements.

Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.
We believe that our accounting policies for revenue recognition, goodwill and other intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended June 29, 2018, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2017.
Refer to Note 2 to the unaudited condensed consolidated financial statements for our adoption of ASU 2014-09, "Revenue from Contracts with Customers," and its related amendments, which did not result in a material change to the unaudited condensed consolidated financial statements.

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements and the effects of competition, litigation and future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," "will," "would," "could" or the negative of these terms or similar expressions.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of June 29, 2018, our outstanding debt included $2,216.4 million variable-rate debt on our senior secured term loans, $450.0 million outstanding borrowings on our senior unsecured revolving credit facility and $240.0 million variable-rate debt on our receivables securitization program. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $7.3 million.
The remaining outstanding debt as of June 29, 2018 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of income is significantly exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of June 29, 2018 that measures the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. Dollar, with all other variables held constant. There is a $1.6 million aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates as of June 29, 2018. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our non-U.S. operations are translated into U.S. Dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of June 29, 2018 that measures the change in the net financial position arising from a hypothetical 10.0% adverse movement in the exchange rates of all foreign currencies used, including the Euro and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10.0% adverse change in the above currencies was $14.4 million as of June 29, 2018. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive loss in shareholders' equity of our unaudited condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting
During the second quarter of 2018, we implemented an additional phase of our enterprise resource planning ("ERP") system which is expected to improve the efficiency of certain financial and related transaction processes. The implementation has occurred in phases and resulted in business and operational changes. As a result, we have put controls in place that we believe serve to monitor and maintain appropriate internal controls over financial reporting.
There were no other changes in our internal control over financial reporting during the quarter ended June 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described in Note 17 of the notes to the unaudited condensed consolidated financial statements. We believe that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, we believe, unless otherwise indicated in Note 17 of the notes to the unaudited condensed consolidated financial statements, given the information currently available, that their ultimate resolutions are not expected to have a material adverse effect on our financial condition, results of operations and cash flows. For further information on pending legal proceedings, refer to Note 17 of the notes to the unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2017, filed with the SEC on February 27, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended June 29, 2018. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.
On March 16, 2016, the Company's Board of Directors authorized an additional $350.0 million share repurchase program (the "March 2016 Program") which was completed during the three months ended March 31, 2017. On March 1, 2017, the Company's Board of Directors authorized a $1.0 billion share repurchase program (the "March 2017 Program") which commenced upon the completion of the March 2016 Program. The March 2017 Program has no expiration date, and the Company currently expects to fully utilize the program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs
March 31, 2018 to April 27, 2018	732,720	$13.71	730,441	$564.2
April 28, 2018 to June 1, 2018	1,410	13.32	—	564.2
June 2, 2018 to June 29, 2018	4,675	15.65	—	564.2

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

10.1	Mallinckrodt Pharmaceuticals Stock and Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Company's Proxy Statement filed on April 4, 2018).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended June 29, 2018 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh Executive Vice President and Chief Financial Officer (principal financial officer)

Date: August 7, 2018