Form 10-Q
period 2019-03-29
Mallinckrodt plc
filed 2019-05-07
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number : 001-35803
 _______________________________________________________
Mallinckrodt plc
(Exact name of registrant as specified in its charter)
 _______________________________________________________

Ireland	98-1088325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Lotus Park, The Causeway, Staines-Upon-Thames,
Surrey TW18 3AG, United Kingdom
(Address of principal executive offices) (Zip Code)

Telephone: +44 017 8463 6700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
Ordinary shares, par value $0.20 per share	MNK	New York Stock Exchange

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Ordinary shares, $0.20 par value - 83,813,820 shares as of May 3, 2019

MALLINCKRODT PLC
INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Statements of Income for the three months ended March 29, 2019 and March 30, 2018.	2
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2019 and March 30, 2018.	3
	Condensed Consolidated Balance Sheets as of March 29, 2019 and December 28, 2018.	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2019 and March 30, 2018.	5
	Condensed Consolidated Statements of Changes in Shareholders' Equity for the periods from December 28, 2018 to March 29, 2019 and from December 29, 2017 to March 30, 2018.	6
	Notes to Condensed Consolidated Financial Statements.	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	45
Item 4.	Controls and Procedures.	46

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	47
Item 1A.	Risk Factors.	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	47
Item 3.	Defaults Upon Senior Securities.	47
Item 4.	Mine Safety Disclosures.	48
Item 5.	Other Information.	48
Item 6.	Exhibits.	49

SIGNATURES		50

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share data)

	Three Months Ended
	March 29, 2019	March 30, 2018
Net sales	$790.6	$755.3
Cost of sales	455.5	407.8
Gross profit	335.1	347.5

Selling, general and administrative expenses	230.2	211.2
Research and development expenses	85.3	82.0
Restructuring charges, net	4.2	28.2
Operating income	15.4	26.1

Interest expense	(82.7)	(91.4)
Interest income	1.5	3.2
Other income, net	16.3	4.6
Loss from continuing operations before income taxes	(49.5)	(57.5)

Income tax benefit	(204.7)	(36.6)
Income (loss) from continuing operations	155.2	(20.9)

(Loss) income from discontinued operations, net of income taxes	(0.3)	2.9

Net income (loss)	$154.9	$(18.0)

Basic earnings per share (Note 6):
Income (loss) from continuing operations	$1.86	$(0.24)
Income from discontinued operations	—	0.03
Net income (loss)	$1.86	$(0.21)

Basic weighted-average shares outstanding	83.5	86.1

Diluted earnings per share (Note 6):
Income (loss) from continuing operations	$1.83	$(0.24)
Income from discontinued operations	—	0.03
Net income (loss)	$1.83	$(0.21)

Diluted weighted-average shares outstanding	84.6	86.1

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	March 29, 2019	March 30, 2018
Net income (loss)	$154.9	$(18.0)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	1.4	(2.3)
Derivatives, net of $- and $- tax	0.2	0.4
Benefit plans, net of $- and $- tax	(0.3)	(0.5)
Total other comprehensive income (loss), net of tax	1.3	(2.4)
Comprehensive income (loss)	$156.2	$(20.4)

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 29, 2019	December 28, 2018
Assets
Current Assets:
Cash and cash equivalents	$225.8	$348.9
Accounts receivable, less allowance for doubtful accounts of $4.3 and $5.0	575.9	623.3
Inventories	319.7	322.3
Prepaid expenses and other current assets	120.1	132.7
Total current assets	1,241.5	1,427.2
Property, plant and equipment, net	977.0	982.0
Intangible assets, net	8,060.2	8,282.8
Other assets	276.8	185.3
Total Assets	$10,555.5	$10,877.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$19.8	$22.4
Accounts payable	132.6	147.5
Accrued payroll and payroll-related costs	60.8	124.0
Accrued interest	72.4	77.6
Income taxes payable	7.7	25.0
Accrued and other current liabilities	560.7	547.2
Total current liabilities	854.0	943.7
Long-term debt	5,817.6	6,069.2
Pension and postretirement benefits	59.7	60.5
Environmental liabilities	59.6	59.7
Deferred income taxes	81.1	324.3
Other income tax liabilities	262.8	228.0
Other liabilities	366.8	304.6
Total Liabilities	7,501.6	7,990.0
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 92,912,986 and 92,705,747 issued; 83,536,829 and 83,323,877 outstanding	18.6	18.5
Ordinary shares held in treasury at cost, 9,376,157 and 9,381,870	(1,617.0)	(1,617.4)
Additional paid-in capital	5,538.5	5,528.2
Retained deficit	(863.7)	(1,017.7)
Accumulated other comprehensive loss	(22.5)	(24.3)
Total Shareholders' Equity	3,053.9	2,887.3
Total Liabilities and Shareholders' Equity	$10,555.5	$10,877.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 29, 2019	March 30, 2018
Cash Flows From Operating Activities:
Net income (loss)	$154.9	$(18.0)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	247.6	198.6
Share-based compensation	10.0	4.6
Deferred income taxes	(243.2)	(47.8)
Other non-cash items	2.6	0.5
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	48.7	(22.4)
Inventories	(0.7)	(7.8)
Accounts payable	(7.1)	19.1
Income taxes	19.8	(2.9)
Other	(68.1)	(106.1)
Net cash from operating activities	164.5	17.8
Cash Flows From Investing Activities:
Capital expenditures	(39.8)	(34.3)
Acquisitions, net of cash	—	(699.9)
Proceeds from divestitures, net of cash	—	298.3
Other	0.4	8.3
Net cash from investing activities	(39.4)	(427.6)
Cash Flows From Financing Activities:
Issuance of external debt	200.0	626.8
Repayment of external debt	(448.7)	(902.2)
Debt financing costs	—	(12.0)
Proceeds from exercise of share options	0.3	—
Repurchase of shares	(0.5)	(46.6)
Other	0.5	(4.8)
Net cash from financing activities	(248.4)	(338.8)
Effect of currency rate changes on cash	0.3	(0.3)
Net change in cash, cash equivalents and restricted cash	(123.0)	(748.9)
Cash, cash equivalents and restricted cash at beginning of period	367.5	1,279.1
Cash, cash equivalents and restricted cash at end of period	$244.5	$530.2

Cash and cash equivalents at end of period	$225.8	$511.9
Restricted cash included in other assets at end of period	18.7	18.3
Cash, cash equivalents and restricted cash at end of period	$244.5	$530.2

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 29, 2017	92.2	$18.4	5.9	$(1,564.7)	$5,492.6	$2,588.6	$(12.9)	$6,522.0
Impact of accounting standard adoptions, net of tax	—	—	—	—	—	2.6	(1.5)	1.1
Net loss	—	—	—	—	—	(18.0)	—	(18.0)
Currency translation adjustments	—	—	—	—	—	—	(2.3)	(2.3)
Change in derivatives, net of tax	—	—	—	—	—	—	0.4	0.4
Change in benefit plans, net of tax	—	—	—	—	—	—	(0.5)	(0.5)
Vesting of restricted shares	0.3	0.1	—	(1.4)	—	—	—	(1.3)
Share-based compensation	—	—	—	—	4.6	—	—	4.6
Reissuance of treasury shares	—	—	—	0.8	—	(0.3)	—	0.5
Repurchase of shares	—	—	2.9	(45.2)	—	—	—	(45.2)
Balance as of March 30, 2018	92.5	$18.5	8.8	$(1,610.5)	$5,497.2	$2,572.9	$(16.8)	$6,461.3

Balance as of December 28, 2018	92.7	$18.5	9.4	$(1,617.4)	$5,528.2	$(1,017.7)	$(24.3)	$2,887.3
Impact of accounting standard adoptions, net of tax	—	—	—	—	—	(0.5)	0.5	—
Net income	—	—	—	—	—	154.9	—	154.9
Currency translation adjustments	—	—	—	—	—	—	1.4	1.4
Change in derivatives, net of tax	—	—	—	—	—	—	0.2	0.2
Change in benefit plans, net of tax	—	—	—	—	—	—	(0.3)	(0.3)
Share options exercised	—	—	—	—	0.3	—	—	0.3
Vesting of restricted shares	0.2	0.1	—	(0.5)	—	—	—	(0.4)
Share-based compensation	—	—	—	—	10.0	—	—	10.0
Reissuance of treasury shares	—	—	—	0.9	—	(0.4)	—	0.5
Balance as of March 29, 2019	92.9	$18.6	9.4	$(1,617.0)	$5,538.5	$(863.7)	$(22.5)	$3,053.9

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except share data, per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc is a global business consisting of multiple wholly owned subsidiaries (collectively, "Mallinckrodt" or "the Company") that develops, manufactures, markets and distributes specialty pharmaceutical products and therapies. Areas of focus include autoimmune and rare diseases in specialty areas like neurology, rheumatology, nephrology, pulmonology and ophthalmology; immunotherapy and neonatal respiratory critical care therapies; and analgesics.
As a result of the planned separation of the Specialty Generics and Amitiza segment, the Company has identified two reportable segments that align with the operations of the two independent publicly traded companies anticipated post-separation, which are further described below:

•	Specialty Brands includes innovative specialty pharmaceutical brands; and

•	Specialty Generics and Amitiza includes niche specialty generic drugs products, active pharmaceutical ingredients ("API(s)") and Amitiza® (lubiprostone) ("Amitiza").
Prior year amounts have been recast to conform to current presentation.
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

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and entities in which they own or control more than 50% of the voting shares, or have the ability to control through similar rights. All intercompany balances and transactions have been eliminated in consolidation and all normal recurring adjustments necessary for a fair presentation have been included in the results reported. The results of entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal, and where appropriate, these operations have been reported in discontinued operations. Divestitures of product lines and businesses not meeting the criteria for discontinued operations have been reflected in operating income. The fiscal year end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2018 filed with the Securities and Exchange Commission ("SEC") on February 26, 2019.
Beginning in the first quarter through the third quarter of fiscal 2018, the historical financial results attributable to "the Specialty Generics Disposal Group" were reflected in the Company's interim unaudited condensed consolidated financial statements as discontinued operations. As a result of the December 6, 2018 announcement of the planned separation of the Specialty Generics/Amitiza business, the Specialty Generics Disposal Group (which excluded Amitiza) no longer met the requirements to be classified as held-for-sale, and the historical financial results attributable to the Specialty Generics Disposal Group were recast as continuing operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2018, as well as the unaudited condensed consolidated financial statements as presented herein.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. Unless otherwise indicated, the three months ended March 29, 2019 refers to the thirteen week period ended March 29, 2019 and the three months ended March 30, 2018 refers to the thirteen period ended March 30, 2018.

2.	Recently Issued Accounting Standards
Adopted
The Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," in February 2018. This ASU allows for a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate from 35% to 21%. The Company adopted this standard as of day 1 of fiscal 2019, which resulted in a reclassification between AOCI and retained deficit of $0.5 million, and had no impact on the Company's results of operations or financial position.
The FASB issued ASU 2016-02, "Leases," in February 2016. This ASU was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use ("ROU") asset (as defined). The FASB subsequently issued additional ASUs to clarify the guidance of ASU 2016-02 ("Topic 842,") as amended. The Company adopted this standard as of day 1 of fiscal 2019 utilizing the modified transition approach expedient which allows an entity to elect not to recast its comparative periods in the period of adoption. In addition, the Company elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company also elected the hindsight practical expedient to determine the lease term for existing leases. Adoption of the new standard resulted in the recording of additional lease assets and corresponding liabilities of $83.1 million and $99.7 million, respectively. Refer to Note 9 for further details on the Company's leases.

3.	Revenue from Contracts with Customers
Product Sales Revenue

See Note 16 for presentation of the Company's net sales by product family.

Reserves for variable consideration

The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 29, 2017	$327.4	$34.5	$14.7	$376.6
Provisions	489.5	13.8	14.3	517.6
Payments or credits	(744.6)	(13.3)	(15.2)	(773.1)
Balance as of March 30, 2018	$72.3	$35.0	$13.8	$121.1

Balance as of December 28, 2018	$354.3	$34.0	$17.1	$405.4
Provisions	602.9	6.2	17.7	626.8
Payments or credits	(805.8)	(8.2)	(12.4)	(826.4)
Balance as of March 29, 2019	$151.4	$32.0	$22.4	$205.8

Product sales transferred to customers at a point in time and over time are as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
Product sales transferred at a point in time	80.7%	81.3%
Product sales transferred over time	19.3%	18.7%

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 29, 2019:

Remainder of Fiscal 2019	$122.5
Fiscal 2020	148.8
Fiscal 2021	55.3
Fiscal 2022	9.2
Thereafter	6.2

Costs to fulfill a contract

As of March 29, 2019 and December 28, 2018, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations, was $28.4 million, as of both periods, and are classified in property, plant and equipment, net, on the unaudited condensed consolidated balance sheets. The associated depreciation expense recognized during the three months ended March 29, 2019 and March 30, 2018 was $1.5 million and $1.6 million, respectively.

Product Royalty Revenues

The Company licenses certain rights to Amitiza to a third party in exchange for royalties on net sales of the product. The Company recognizes such royalty revenue as the related sales occur. The royalty rates consist of several tiers ranging from 18% to 26% with the royalty rate resetting every year. The associated royalty revenue recognized during the three months ended March 29, 2019 was $17.4 million. The three months ended March 30, 2018 included royalty revenue of $8.0 million, for the period subsequent to the Company's acquisition of Sucampo Pharmaceuticals, Inc. ("Sucampo Acquisition").

Contract Liabilities
The following table reflects the balance of the Company's contract liabilities at the end of the respective periods:

	March 29, 2019	December 28, 2018
Accrued and other current liabilities	$20.0	$20.4
Other liabilities	15.7	15.1
Contract liabilities	$35.7	$35.5

Revenue recognized during the three months ended March 29, 2019 from amounts included in contract liabilities at the beginning of the period was approximately $4.5 million.

4.	Restructuring and Related Charges
In July 2016, the Company's Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2016 Mallinckrodt Program"), designed to further improve its cost structure as the Company continues to transform its business. The 2016 Mallinckrodt Program included actions across the Specialty Brands segment and the Specialty Generics and Amitiza segment, as well as within the corporate functions. As of March 29, 2019, the 2016 Mallinckrodt Program was substantially complete.
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
In addition to the 2018 and 2016 Mallinckrodt Programs, the Company has taken restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges by segment were as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
Specialty Brands	$—	$0.5
Specialty Generics and Amitiza	4.0	5.1
Corporate	0.2	22.6
Restructuring and related charges, net	4.2	28.2
Less: accelerated depreciation	—	—
Restructuring charges, net	$4.2	$28.2

Net restructuring and related charges by program were comprised of the following:

	Three Months Ended
	March 29, 2019	March 30, 2018
2018 Mallinckrodt Program	$3.5	$—
2016 Mallinckrodt Program	0.7	8.2
Acquisition programs	—	20.0
Total	4.2	28.2
Less: non-cash charges, including accelerated depreciation	—	—
Total charges expected to be settled in cash	$4.2	$28.2

The following table summarizes cash activity for restructuring reserves, substantially all of which related to contract termination costs, employee severance and benefits and exiting of certain facilities:

	2018 Mallinckrodt Program	2016 Mallinckrodt Program	Acquisition Programs	Total
Balance as of December 28, 2018	$2.2	$61.0	$7.8	$71.0
Charges	3.5	0.7	—	4.2
Cash payments	(1.2)	(8.7)	(0.8)	(10.7)
Reclassifications (1)	—	(5.0)	(4.3)	(9.3)
Currency translation	—	(0.5)	—	(0.5)
Balance as of March 29, 2019	$4.5	$47.5	$2.7	$54.7

(1)
Represents the reclassification of lease liabilities, net to lease liabilities and lease assets, which are reflected within other liabilities and other assets on the unaudited condensed consolidated balance sheet, due to the adoption of ASU 2016-02.

Net restructuring and related charges incurred cumulative to date related to the 2018 and 2016 Mallinckrodt Programs as of March 29, 2019 were as follows:

	2018 Mallinckrodt Program	2016 Mallinckrodt Program
Specialty Brands	$3.0	$81.7
Specialty Generics and Amitiza	3.5	15.1
Corporate	2.2	26.1
	$8.7	$122.9

All of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets.

5.	Income Taxes
The Company recognized an income tax benefit of $204.7 million on a loss from continuing operations before income taxes of $49.5 million for the three months ended March 29, 2019, and an income tax benefit of $36.6 million on a loss from continuing operations before income taxes of $57.5 million for the three months ended March 30, 2018. This resulted in effective tax rates of 413.5% and 63.7% for the three months ended March 29, 2019 and March 30, 2018, respectively. The income tax benefit for the three months ended March 29, 2019 is comprised of $38.5 million of current tax expense and $243.2 million of deferred tax benefit. The deferred tax benefit is predominantly related to previously acquired intangibles as well as the reorganization of the Company's intercompany financing and associated legal entity ownership which eliminated the interest bearing deferred tax obligation. The income tax benefit for the three months ended March 30, 2018 is comprised of $11.2 million of current tax expense and $47.8 million of deferred tax benefit. The deferred tax benefit is predominantly related to previously acquired intangibles.
The income tax benefit was $204.7 million for the three months ended March 29, 2019, compared with a tax benefit of $36.6 million for the three months ended March 30, 2018. The $168.1 million net increase in the tax benefit includes an increase of $192.8 million attributable to the tax benefit from the reorganization of the Company's intercompany financing and associated legal entity ownership which occurred during the three months ended March 29, 2019, partially offset by a decrease in tax benefit of $24.7 million predominately attributable to changes in the timing, amount and jurisdictional mix of operating income.
During the three months ended March 29, 2019, the Company completed a reorganization of its intercompany financing and associated legal entity ownership in response to the changing global tax environment. As a result, the Company recognized current income tax expense of $28.9 million and a deferred income tax benefit of $221.7 million with a corresponding reduction to net deferred tax liabilities. The reduction in net deferred tax liabilities is comprised of a decrease in interest-bearing deferred tax obligations which results in the elimination of the December 28, 2018 balance of $227.5 million, a $45.3 million increase to a deferred tax asset related to excess interest carryforwards, a $26.4 million increase in various other net deferred tax liabilities and a $24.7 million decrease to a deferred tax asset related to tax loss and credit carryforwards net of valuation allowances. The elimination of the interest-bearing deferred tax obligation also eliminates the annual Internal Revenue Code section 453A interest expense.
During the three months ended March 29, 2019, and the fiscal year ended December 28, 2018, the net cash payments for income taxes were $18.8 million and $12.4 million, respectively.
The Company's unrecognized tax benefits, excluding interest, totaled $452.6 million and $287.7 million as of March 29, 2019 and December 28, 2018, respectively. The net increase of $164.9 million primarily resulted from a net increase to current year tax positions of $150.3 million, net increases from prior period tax positions of $15.5 million, and a net decrease from settlements of $0.9 million. If favorably settled, $440.8 million of unrecognized tax benefits as of March 29, 2019 would benefit the effective tax rate, of which up to $20.0 million may be reported in discontinued operations. The total amount of accrued interest and penalties related to these obligations was $42.3 million and $37.1 million as of March 29, 2019 and December 28, 2018, respectively.
It is reasonably possible that within the next twelve months the unrecognized tax benefits could decrease by up to $106.2 million and the amount of related interest and penalties could decrease by up to $30.6 million as a result of the resolution of various U.K. and non-U.K. examinations, appeals and litigation and the expiration of various statutes of limitation.

6.	Earnings per Share
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

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows (in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018
Basic	83.5	86.1
Dilutive impact of restricted share units and share options	1.1	—
Diluted	84.6	86.1

The computation of diluted weighted-average shares outstanding for the three months ended March 29, 2019 and March 30, 2018 excludes approximately 3.2 million and 3.9 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

7.	Inventories
Inventories were comprised of the following at the end of each period:

	March 29, 2019	December 28, 2018
Raw materials and supplies	$64.2	$69.2
Work in process	168.6	167.6
Finished goods	86.9	85.5
	$319.7	$322.3

8.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment at the end of each period was as follows:

	March 29, 2019	December 28, 2018
Property, plant and equipment, gross	$1,954.6	$1,936.2
Less: accumulated depreciation	(977.6)	(954.2)
Property, plant and equipment, net	$977.0	$982.0

Depreciation expense for property, plant and equipment was as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
Depreciation expense	$24.8	$20.6

9.	Leases
The Company assesses all contracts at inception to determine whether a lease exists. The Company leases office space, manufacturing and warehousing facilities, equipment and vehicles, all of which are operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. The Company's lease agreements do not contain variable lease payments or any material residual value guarantees.
Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term as of the commencement date. As the Company's leases do not generally provide an implicit rate, the Company utilized its incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. The Company used the incremental borrowing rate on December 29, 2018 for leases that commenced prior to that date. Most leases include one or more options to terminate or renew, with renewal terms that can extend the lease term from one to five years. The exercise of lease renewal options is at the Company's sole discretion. Termination and renewal options are included within the lease assets and liabilities only to the extent they are reasonably certain.
Lease assets and liabilities are reported in the following unaudited condensed consolidated balance sheet captions in the amounts shown:

March 29, 2019
Other assets	$80.8

Accrued and other current liabilities	$19.8
Other liabilities	76.9
Total lease liabilities	$96.7

Dependent on the nature of the leased asset, lease expense is included within cost of sales or selling, general and administrative expenses ("SG&A"). The components of lease expense were as follows:

Three Months Ended
March 29, 2019
Lease cost:
Operating lease cost	$4.9
Short-term lease cost	1.1
Sublease income	(0.2)
Total lease cost	$5.8

Lease terms and discount rates were as follows:

March 29, 2019
Weighted-average remaining lease term (in years) - operating lease	7.4
Weighted-average discount rate - operating leases	3.5%

Maturities of lease liabilities as of March 29, 2019 were as follows:

Operating Leases
Remainder of Fiscal 2019	$17.8
Fiscal 2020	21.5
Fiscal 2021	15.9
Fiscal 2022	12.2
Fiscal 2023	11.7
Thereafter	39.3
Total lease payments	118.4
Less: Interest	(21.7)
Present value of lease liabilities	$96.7

Other supplemental cash flow information related to leases were as follows:

Three Months Ended
March 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.5
Lease assets obtained in exchange for lease obligations:
Operating leases	1.5

10.	Intangible Assets

VTS-270
VTS-270 is the Company’s development product to treat Niemann-Pick Type C, a complicated, ultra-rare neurodegenerative disease that typically presents in childhood and is ultimately fatal. The results of the Company’s completed registration trial for the product did not show a statistically significant separation from placebo. Neither the VTS-270 nor the placebo arm showed disease progression as would be expected for a neurodegenerative condition over 52 weeks of observation. The Company is in the process of evaluating this portion of the study in order to ensure the data was properly captured and of the highest quality. The U.S. Food and Drug Administration ("FDA") indicated to the Company at a Type A meeting in August 2018 that their view on the potential approvability will be based on the totality of data, not a single study or endpoint. Accordingly, the Company’s review of the data from the Phase 2b/3 trial, including the longer term open label portion, continues to proceed and is being assessed in combination with several other available data sources. A better understanding of the potential benefit of VTS-270 will emerge as the Company carefully considers the totality of data available and continues to work with the primary investigators and the FDA to determine the best path forward. The Company will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated in-process research and development ("IPR&D") asset of $274.5 million included within intangible assets, net on the unaudited condensed consolidated balance sheet as of March 29, 2019.
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
The gross carrying amount and accumulated amortization of intangible assets at the end of each period was as follows:

	March 29, 2019		December 28, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,467.9	$3,200.8	$10,467.9	$2,980.6
License agreements	120.1	71.1	120.1	70.1
Trademarks	81.9	19.1	81.9	18.1
Customer relationships	27.9	14.9	27.5	14.1
Total	$10,697.8	$3,305.9	$10,697.4	$3,082.9
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	633.3		633.3
Total	$668.3		$668.3

Ofirmev
Since the Company's acquisition of Ofirmev® in March 2014, the completed technology intangible asset related to Ofirmev had been amortized using the straight-line method over a useful life of eight years. As the product nears loss of exclusivity, the Company believes it is better positioned to reliably determine the pattern in which the remaining economic benefits of the intangible asset are consumed. As a result, during the three months ended March 29, 2019, the Company concluded that the sum of the years digits method, an accelerated method of amortization, would more accurately reflect the consumption of the economic benefits over the remaining useful life of the asset. This change in amortization method resulted in additional amortization expense of $35.9 million during the three months ended March 29, 2019, which impacted basic earnings per share for the period by $0.43 per share.

Intangible asset amortization expense
Intangible asset amortization expense was as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
Amortization expense	$222.8	$178.0

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of Fiscal 2019	$632.1
Fiscal 2020	758.1
Fiscal 2021	661.2
Fiscal 2022	588.6
Fiscal 2023	584.4

11.	Debt
Debt was comprised of the following at the end of each period:

	March 29, 2019		December 28, 2018
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Term loan due September 2024	$15.6	$0.2	$16.4	$0.2
Term loan due February 2025	4.1	0.1	6.0	0.1
Other	0.4	—	0.3	—
Total current debt	20.1	0.3	22.7	0.3
Long-term debt:
4.875% notes due April 2020	700.0	2.6	700.0	3.2
Variable-rate receivable securitization due July 2020	250.0	0.3	250.0	0.4
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% notes due August 2022	693.2	5.4	835.2	7.0
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% notes due April 2023	490.2	3.2	500.2	3.5
5.625% notes due October 2023	721.4	7.4	731.4	8.0
Term loan due September 2024	1,513.0	18.0	1,597.4	19.8
Term loan due February 2025	401.5	7.1	591.0	10.7
5.50% notes due April 2025	682.1	7.3	692.1	7.7
Revolving credit facility	405.0	4.2	220.0	4.5
Other	1.9	—	1.9	—
Total long-term debt	5,873.1	55.5	6,134.0	64.8
Total debt	$5,893.2	$55.8	$6,156.7	$65.1

As of March 29, 2019, the applicable interest rate and outstanding borrowings on the Company's variable-rate debt instruments were as follows:

	Applicable interest rate	Outstanding borrowings
Term loan due September 2024	5.35%	$1,528.6
Term loan due February 2025	5.69%	405.6
Variable-rate receivable securitization	3.39%	250.0
Revolving credit facility	4.85%	405.0

As of March 29, 2019, the Company continues to be in full compliance with the provisions and covenants associated with its debt agreements. The Company's debt instruments are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 28, 2018.

12.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Currency Translation	Unrecognized Loss on Derivatives	Unrecognized Gain (Loss) on Benefit Plans	Accumulated Other Comprehensive Loss
Balance as of December 28, 2018	$(20.4)	$(4.0)	$0.1	$(24.3)
Impact of accounting standard adoptions	—	—	0.5	0.5
Other comprehensive income before reclassifications	1.4	—	0.1	1.5
Amounts reclassified from accumulated other comprehensive loss	—	0.2	(0.4)	(0.2)
Net current period other comprehensive income (loss)	1.4	0.2	(0.3)	1.3
Balance as of March 29, 2019	$(19.0)	$(3.8)	$0.3	$(22.5)

	Currency Translation	Unrecognized Loss on Derivatives	Unrecognized Loss on Benefit Plans	Accumulated Other Comprehensive Loss
Balance as of December 29, 2017	$(8.2)	$(4.7)	$(1.5)	$(14.4)
Other comprehensive loss before reclassifications	(2.3)	—	—	(2.3)
Amounts reclassified from accumulated other comprehensive loss	—	0.4	(0.5)	(0.1)
Net current period other comprehensive (loss) income	(2.3)	0.4	(0.5)	(2.4)
Balance as of March 30, 2018	$(10.5)	$(4.3)	$(2.0)	$(16.8)

The following summarizes reclassifications from accumulated other comprehensive loss:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
	March 29, 2019	March 30, 2018	Line Item in the Unaudited Condensed Consolidated Statement of Income
Amortization and other of unrealized loss on derivatives	$0.2	$0.4	Interest expense
Amortization of pension and post-retirement benefit plans:
Net actuarial loss	0.1	0.1	Other income, net
Prior service credit	(0.5)	(0.5)	Other income, net
Plan settlements	—	(0.1)	Other income, net
Total reclassifications for the period	$(0.2)	$(0.1)

13.	Guarantees
In disposing of assets or businesses, the Company has from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. The Company assesses the probability of potential liabilities related to such representations, warranties and indemnities and adjusts potential liabilities as a result of changes in facts and circumstances. The Company believes, given the information currently available, that the ultimate resolutions will not have a material adverse effect on its financial condition, results of operations and cash flows.
In connection with the sale of the Specialty Chemicals business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of March 29, 2019 and December 28, 2018 was $14.7 million and $14.6 million, respectively, of which $12.0 million and $11.8 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value as of March 29, 2019 and December 28, 2018. As of March 29, 2019, the maximum future payments the Company could be required to make under these indemnification obligations were $70.2 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $18.7 million and $18.6 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets as of March 29, 2019 and December 28, 2018, respectively.
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 14.
The Company is also liable for product performance; however, the Company believes, given the information currently available, that the ultimate resolution of any such claims will not have a material adverse effect on its financial condition, results of operations and cash flows.
As of March 29, 2019, the Company had various other letters of credit, guarantees and surety bonds totaling $38.7 million.

14.	Commitments and Contingencies
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

Governmental Proceedings
Opioid Related Matters
Since 2017, multiple U.S. states, counties, other governmental persons or entities and private plaintiffs have filed lawsuits against certain Mallinckrodt entities, as well as various other manufacturers, distributors, pharmacies, pharmacy benefit managers, individual doctors and/or others, asserting claims relating to defendants’ alleged sales, marketing, distribution, reimbursement, prescribing, dispensing and/or other practices with respect to prescription opioid medications, including certain of the Company's products. As of May 7, 2019, the cases of which the Company is aware include, but are not limited to, approximately 1,780 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 122 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers; approximately 27 cases filed by individuals and 7 cases filed by the Attorneys General for New Mexico, Kentucky, Rhode Island, Georgia, Florida, Alaska and New York. Certain of the lawsuits have been filed as putative class actions.
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
In addition to the lawsuits described above, certain Mallinckrodt entities have received subpoenas and civil investigative demands ("CID(s)") for information concerning the sale, marketing and/or distribution of prescription opioid medications, including from U.S. Department of Justice ("DOJ") and the Attorneys General for Missouri, New Hampshire, Kentucky, Washington, Alaska, South

Carolina, Puerto Rico and New York and the Divisions of Consumer Protection and Occupational and Professional Licensing of the Utah Department of Commerce. The Company has been contacted by the coalition of State Attorneys General investigating the role manufacturers and distributors may have had in contributing to the increased use of opioids in the U.S. On January 27, 2018, the Company received a grand jury subpoena from the U.S. Attorneys’ Office (“USAO”) for the Southern District of Florida for documents related to the distribution, marketing and sale of generic oxymorphone products. On April 17, 2019, the Company received a grand jury subpoena from the USAO for the Eastern District of New York for documents related to the sales and marketing of controlled substances, the policies and procedures regarding controlled substances, and other related documents. The Company is in the process of responding to these subpoenas, CIDs and any informal requests for documents.
On August 2, 2018, Energy and Commerce Committee leaders in the U.S. House of Representatives sent a letter to one of Mallinckrodt's subsidiaries requesting information about that subsidiary’s efforts to monitor opioid sales for suspicious orders. The subsidiary has responded to this letter.
Similar subpoenas and investigations may be brought by others or the foregoing matters may be expanded or result in litigation. Since these investigations are in early stages, the Company is unable to predict outcomes or estimate a range of reasonably possible losses.
New York State Opioid Stewardship Act. On October 24, 2018, the Company filed suit in the United States District Court for the Southern District of New York against the State of New York, asking the court to declare New York State’s Opioid Stewardship Act (“OSA”) unconstitutional and to enjoin its enforcement. On December 19, 2018, the court declared the OSA unconstitutional and granted the Company’s motion for preliminary injunctive relief. On January 17, 2019, the State of New York appealed the Court’s decision. The Company intends to vigorously assert its position in this matter. In April 2019, the State of New York passed its 2020 budget, which amended the OSA so that it would apply only to the sale or distribution of certain opioids in New York for 2017 and 2018 and, effective July 1, 2019, imposes an excise tax on certain opioids.

Other Matters
U.S. House Committee Investigation. In January 2019, the Company along with 11 other pharmaceutical companies, received a letter from the U.S. House Committee on Oversight and Reform requesting information relating to the Company's pricing strategy for Acthar Gel and related matters. The Company is cooperating with the Committee's investigation.
Florida Civil Investigative Demand. In February 2019, the Company received a CID from the U.S. Attorney’s Office for the Middle District of Florida for documents related to alleged payments to healthcare providers in Florida and whether those payments violated the Anti-Kickback Statute. The Company is in the process of responding to this demand for documents and intends to cooperate with the investigation.
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
Questcor Subpoena. In September 2012, Questcor Pharmaceuticals Inc. ("Questcor") received a subpoena from the USAO for the Eastern District of Pennsylvania for information relating to its promotional practices related to Acthar Gel. Questcor subsequently was informed by the USAO for the Eastern District of Pennsylvania that the USAO for the Southern District of New York and the SEC were participating in the investigation to review Questcor's promotional practices and related matters related to Acthar Gel. The current investigation also relates to Questcor's provision of financial and other support to patients, including through charitable foundations, and related matters. On March 9, 2015, the Company received a "No Action" letter from the SEC regarding its review of the Company's promotional practices related to Acthar Gel. The Company continues to cooperate fully in the investigation, and is in advanced discussions with the government to resolve the portion of the investigation involving promotional practices, and has appropriate reserves for that purpose.

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
Ofirmev Patent Litigation: Altan Pharma Ltd.. In December 2017, Mallinckrodt Hospital Products Inc. and Mallinckrodt Hospital Products IP Limited, both subsidiaries of the Company, and New Pharmatop LP, the current owner of the U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against Altan Pharma Ltd. (“Altan”) alleging that Altan infringed U.S. Patent No. 6,992,218 ("the ‘218 patent"), U.S. Patent No. 9,399,012 ("the ‘012 patent"), U.S. Patent No. 9,610,265 ("the ‘265 patent") and U.S. Patent No. 9,987,238 (“the ‘238 patent”) following receipt of a February 2019 notice from Altan concerning its submission of a new drug application, containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev. The Company has previously asserted the ‘218 patent and maintained their validity in both litigation and proceedings at the U.S. Patent and Trademark Office. In addition, the Company has also previously asserted the ‘012, ‘265 and ‘238 patents. The Company will continue to vigorously enforce its intellectual property rights relating to Ofirmev to prevent the marketing of infringing generic or competing products prior to December 6, 2020, which, if unsuccessful, could adversely affect the

Company's ability to successfully maximize the value of Ofirmev and have an adverse effect on its financial condition, results of operations and cash flows.

Commercial and Securities Litigation
Grifols. On March 13, 2018, Grifols initiated arbitration against the Company, alleging breach of a Manufacturing and Supply Agreement entered into between the Company's predecessor-in-interest, Cadence Pharmaceuticals Inc., and Grifols. The Company intends to vigorously defend itself in this matter.
Putative Class Action Litigation (MSP). On October 30, 2017, a putative class action lawsuit was filed against the Company and United BioSource Corporation ("UBC") in the U.S. District Court for the Central District of California. Pursuant to a motion filed by the defendants, the case was transferred to the U.S. District Court for the Northern District of Illinois, and is currently proceeding as MSP Recovery Claims, Series II LLC, et al. v. Mallinckrodt ARD, Inc., et al. The Company filed a motion to dismiss on February 23, 2018. The motion to dismiss was granted on January 25, 2019. MSP was provided with leave to amend its complaint, and filed the operative First Amended Class Action Complaint on April 10, 2019 asserting claims under federal antitrust law, state antitrust laws and state consumer protection laws. The complaint alleges that the Company unlawfully maintained a monopoly in a purported ACTH product market by acquiring the U.S. rights to Synacthen Depot and reaching anti-competitive agreements with the other defendants by selling Acthar Gel through an exclusive distribution network. The complaint purports to be brought on behalf of all third-party payers, or their assignees, in the U.S. and its territories, who have, as indirect purchasers, in whole or in part, paid for, provided reimbursement for, and/or possess the recovery rights to reimbursement for the indirect purchase of Acthar Gel from August 1, 2007 to present. The Company intends to vigorously defend itself in this matter.
Putative Class Action Litigation (Rockford). On April 6, 2017, a putative class action lawsuit was filed against the Company and UBC in the U.S. District Court for the Northern District of Illinois. The case is captioned City of Rockford v. Mallinckrodt ARD, Inc., et al. The complaint was subsequently amended, most recently on December 8, 2017, to include an additional named plaintiff and additional defendants. As amended, the complaint purports to be brought on behalf of all self-funded entities in the U.S. and its Territories, excluding any Medicare Advantage Organizations, related entities and certain others, that paid for Acthar Gel from August 2007 to the present. The Company filed a motion to dismiss the complaint which was granted in part by the Court on January 25, 2019, dismissing one of two named plaintiffs and all claims with the exception of federal and state antitrust claims. The remaining allegation in the case is that the Company engaged in anti-competitive acts to artificially raise and maintain the price of Acthar Gel. To this end, the suit alleges that the Company unlawfully maintained a monopoly in a purported ACTH product market by acquiring the U.S. rights to Synacthen Depot; and conspired with the other named defendants by selling Acthar Gel through an exclusive distributor. The Company intends to vigorously defend itself in this matter.
Local 542. On May 25, 2018, the International Union of Operating Engineers Local 542 filed a complaint against the Company and other defendants alleging improper pricing and distribution of Acthar Gel, in violation of Pennsylvania's Unfair Trade Practices and Consumer Protection Law, aiding and abetting, unjust enrichment and negligent misrepresentation. Plaintiff filed an amended complaint on August 27, 2018. The Company intends to vigorously defend itself in this matter.
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
Putative Class Action Securities Litigation (Shenk). On January 23, 2017, a putative class action lawsuit was filed against the Company and its CEO in the U.S. District Court for the District of Columbia, captioned Patricia A. Shenk v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased Mallinckrodt's publicly traded securities on a domestic exchange between November 25, 2014 and January 18, 2017. The lawsuit generally alleges that the Company made false or misleading statements related to Acthar Gel and Synacthen to artificially inflate the price of the Company's stock. In particular, the complaint alleges a failure by the Company to provide accurate disclosures concerning the long-term sustainability of Acthar Gel revenues, and the exposure of Acthar Gel to Medicare and Medicaid reimbursement rates. On January 26, 2017, a second putative class action lawsuit, captioned Jyotindra Patel v. Mallinckrodt plc, et al. was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Patel complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Shenk lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 13, 2017, a third putative class action lawsuit, captioned Amy T. Schwartz, et al., v. Mallinckrodt plc, et al., was filed against the same defendants named in the Shenk lawsuit in the U.S. District Court for the District of Columbia. The Schwartz complaint purports to be brought on behalf of shareholders who purchased shares of the Company between July 14, 2014 and January 18, 2017 and asserts claims similar to those set forth in the Shenk lawsuit. On March 23, 2017, a fourth putative class action lawsuit, captioned Fulton County Employees' Retirement System v. Mallinckrodt plc, et al., was filed against the Company, its CEO and former CFO in the U.S. District Court for the District of Columbia. The Fulton County complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Schwartz lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 27, 2017, four separate plaintiff groups moved to consolidate the pending cases and to be appointed as lead plaintiffs in the consolidated case. Since that time, two of the plaintiff groups have withdrawn their motions. Lead plaintiff was designated by the court on March 9, 2018. Lead plaintiff filed a consolidated complaint on May 18, 2018, alleging a class period from July 14, 2014 to November 6, 2017, the Company, its CEO, its former CFO, and Executive Vice President, Hugh O'Neill, as defendants, and containing similar claims, but further alleging misstatements regarding payer reimbursement restrictions for Acthar Gel. On August 30, 2018, the lead plaintiff voluntarily dismissed the claims against Mr. O'Neill without prejudice. The Company intends to vigorously defend itself in this matter.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of March 29, 2019, it was probable that it would incur remediation costs in the range of $36.1 million to $86.2 million. The Company also concluded that, as of March 29, 2019, the best estimate within this range was $61.5 million, of which $1.9 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of March 29, 2019. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Lower Passaic River, New Jersey. The Company and approximately 70 other companies ("Cooperating Parties Group" or "CPG") are parties to a May 2007 Administrative Order on Consent ("AOC") with the Environmental Protection Agency ("EPA") to perform a remedial investigation and feasibility study ("RI/FS") of the 17-mile stretch known as the Lower Passaic River ("the River") Study Area. The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey.
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
Occidental Chemical Corp. v. 21st Century Fox America, Inc. The Company and approximately 120 other companies were named as defendants in a lawsuit filed on June 30, 2018, by OCC, in which OCC seeks cost recovery and contribution for past and future costs in response to releases and threatened releases of hazardous substances into the lower 8 miles of the River. A former Mallinckrodt facility located in Jersey City, NJ (located in Newark Bay) and the former Belleville facility were named in the suit. Due to an indemnification agreement with AVON Inc., Mallinckrodt has tendered the liability for the Jersey City site to AVON Inc. and they have accepted. The Company retains a share of the liability for this suit related to the Belleville facility. A motion to dismiss several of the claims was denied by the court. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued will not have a material adverse effect on its financial condition, results of operations and cash flows.
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

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 29, 2019, there were approximately 11,700 asbestos-related cases pending against the Company.
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

Interest-bearing Deferred Tax Obligation
As part of the integration of Questcor, the Company entered into an internal installment sale transaction related to certain Acthar Gel intangible assets during the three months ended December 26, 2014. The installment sale transaction resulted in a taxable gain. In accordance with Internal Revenue Code Section 453A ("Section 453A") the gain is considered taxable in the period in which installment payments are received. During the three months ended December 25, 2015, the Company entered into similar transactions with certain intangible assets acquired in the acquisitions of Ikaria, Inc. and Therakos, Inc.
As of March 29, 2019, the Company had no remaining interest-bearing U.S. deferred tax liabilities, compared to $227.5 million at December 28, 2018. The decrease of $227.5 million is primarily attributable to the Company's reorganization of its intercompany financing and associated legal entity ownership which was completed during the three months ended March 29, 2019. See Note 5 for further details regarding this reorganization. The GAAP calculation of interest associated with these deferred tax liabilities is subject to variable interest rates. The Company recognized interest expense associated with these deferred tax liabilities of $0.3 million and $5.6 million for the three months ended March 29, 2019 and March 30, 2018, respectively.
The Company has reported Section 453A interest on its tax returns on the basis of its interpretation of the U.S. Internal Revenue Code and Regulations. Alternative interpretations of these provisions could result in additional interest payable on the deferred tax liability. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company's interpretation and maintains a corresponding liability of $56.0 million as of March 29, 2019 and December 28,

2018. Favorable resolution of this uncertainty would likely result in a material reversal of this liability and a benefit being recorded to interest expense within the unaudited condensed consolidated statements of income.

Other Matters
The Company is a defendant in a number of other pending legal proceedings relating to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations and cash flows.
The Company's legal proceedings and claims are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 28, 2018.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	March 29, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$34.7	$24.5	$10.2	$—

Liabilities:
Deferred compensation liabilities	$43.4	$—	$43.4	$—
Contingent consideration and acquired contingent liabilities	157.7	—	—	157.7
	$201.1	$—	$43.4	$157.7

	December 28, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$33.1	$22.4	$10.7	$—

Liabilities:
Deferred compensation liabilities	$38.5	$—	$38.5	$—
Contingent consideration and acquired contingent liabilities	151.4	—	—	151.4
	$189.9	$—	$38.5	$151.4

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
The contingent liability associated with the acquisition of Questcor pertains to the Company's license agreement with Novartis AG and Novartis Pharma AG (collectively "Novartis") related to the development product MNK-1411. The fair value of the remaining contingent payments was measured based on the net present value of a probability-weighted assessment. As of March 29, 2019, the total remaining payments under the license agreement shall not exceed $115.0 million. The Company determined the fair value of the contingent consideration associated with the acquisition of Questcor to be $77.1 million and $76.2 million as of March 29, 2019 and December 28, 2018, respectively.
As part of the Stratatech acquisition, the Company provided contingent consideration to the prior shareholders of Stratatech, primarily in the form of regulatory filing and approval milestones associated with the deep partial thickness and full thickness indications associated with StrataGraft®. The Company assesses the likelihood and timing of making such payments. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the Stratatech Acquisition to be $57.5 million and $53.7 million as of March 29, 2019 and December 28, 2018, respectively.
As part of the Ocera acquisition, the Company provided contingent consideration to the prior shareholders of Ocera in the form of both patient enrollment clinical study milestones for intravenous ("IV") and oral formulations of MNK-6105 and MNK-6106, which represent the IV and oral formulations, respectively, and sales-based milestones associated with MNK-6105 and MNK-6106. The Company determined the fair value of the contingent consideration based on an option pricing model to be $23.2 million and $21.5 million as of March 29, 2019 and December 28, 2018, respectively.
Of the total fair value of the contingent consideration of $157.8 million, $52.5 million was classified as current and $105.3 million was classified as non-current in the unaudited condensed consolidated balance sheet as of March 29, 2019. The following table summarizes the fiscal 2019 activity for contingent consideration:

Balance as of December 28, 2018	$151.4
Accretion expense	0.9
Fair value adjustments	5.5
Balance as of March 29, 2019	$157.8

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of March 29, 2019 and December 28, 2018:

•
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $18.7 million and $18.6 million as of March 29, 2019 and December 28, 2018, (level 1), respectively, which was included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets.

•
The Company received a portion of consideration as part of contingent earn-out payments related to the sale of the Nuclear Imaging business in the form of preferred equity certificates during fiscal 2018. These securities are classified as held-to-maturity and are carried at amortized cost, which approximates fair value (level 3), of $9.9 million and $9.0 million as of March 29, 2019 and December 28, 2018, respectively. These securities are included in other assets on the unaudited condensed consolidated balance sheets.

•
The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $65.7 million and $66.4 million as of March 29, 2019 and December 28, 2018, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.

•
The carrying value of the Company's revolving credit facility and variable-rate receivable securitization approximates fair value due to the short-term nature of these instruments, and is therefore classified as level 1. The Company's 4.875%, 5.75%, 4.75%, 5.625% and 5.50% notes are classified as level 1, as quoted prices are available in an active market for these notes. Since the quoted market prices for the Company's term loans and 9.50% and 8.00% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The fair value of the "other" loan is based on the present value of future cash flows under the terms of the agreement with future cash flows and interest rates as significant assumptions, and therefore classified as level 3. The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	March 29, 2019		December 28, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
4.875% notes due April 2020	$700.0	$695.8	$700.0	$676.6
Variable-rate receivable securitization due July 2020	250.0	250.0	250.0	250.0
5.75% notes due August 2022	693.2	655.7	835.2	713.6
4.75% notes due April 2023	490.2	387.8	500.2	336.7
5.625% notes due October 2023	721.4	602.1	731.4	557.0
5.50% notes due April 2025	682.1	535.4	692.1	479.1
Revolving credit facility	405.0	405.0	220.0	220.0
Level 2:
9.50% debentures due May 2022	10.4	10.1	10.4	9.7
8.00% debentures due March 2023	4.4	4.0	4.4	3.8
Term loan due September 2024	1,528.6	1,425.2	1,613.8	1,472.4
Term loan due February 2025	405.6	384.2	597.0	548.0
Level 3:
Other	2.3	2.2	2.2	2.2
Total debt	$5,893.2	$5,357.5	$6,156.7	$5,269.1

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended
	March 29, 2019	March 30, 2018
CuraScript, Inc.	27.5%	35.6%
The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	March 29, 2019	December 28, 2018
AmerisourceBergen Corporation	28.6%	25.7%
McKesson Corporation	16.2%	21.9%
CuraScript, Inc.	12.1%	13.1%

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended
	March 29, 2019	March 30, 2018
Acthar Gel	28.3%	32.3%
Inomax	19.1%	18.5%
Ofirmev	12.1%	10.9%

16.	Segment Data
The Company's two reportable segments are further described below:

•	Specialty Brands includes innovative specialty pharmaceutical brands; and

•	Specialty Generics and Amitiza includes niche specialty generic drugs products, APIs and Amitiza.
Selected information by reportable segment was as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
Net sales:
Specialty Brands	$547.3	$548.4
Specialty Generics and Amitiza	243.3	206.9
Net Sales	$790.6	$755.3
Operating income:
Specialty Brands	$242.0	$242.1
Specialty Generics and Amitiza	57.9	34.2
Segment operating income	299.9	276.3
Unallocated amounts:
Corporate and unallocated expenses (1)	(45.8)	(44.0)
Intangible asset amortization	(222.8)	(178.0)
Restructuring and related charges, net	(4.2)	(28.2)
Separation costs (2)	(11.7)	—
Operating income (3)	$15.4	$26.1

(1)	Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segment.

(2)	Represents costs incurred related to the separation of the Company's Specialty Generics and Amitiza segment, which are included in SG&A.

(3)
The amount of operating loss included in the Company's unaudited condensed statement of income for the three months ended March 30, 2018 related to the Sucampo Acquisition was $30.7 million. Included within these results were $9.1 million of amortization associated with intangibles recognized from this acquisition and $15.0 million of expense associated with fair value adjustments of acquired inventory.

Net sales by product family within the Company's reportable segments were as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
Acthar Gel	$223.9	$243.8
Inomax	151.1	139.8
Ofirmev	95.6	82.0
Therakos	61.8	57.4
BioVectra	12.4	10.5
Other	2.5	14.9
Specialty Brands	547.3	548.4

Hydrocodone (API) and hydrocodone-containing tablets	17.4	13.9
Oxycodone (API) and oxycodone-containing tablets	16.5	16.6
Acetaminophen (API)	46.2	49.4
Amitiza (1)	53.0	23.0
Other controlled substances	94.2	89.0
Other	16.0	15.0
Specialty Generics and Amitiza	243.3	206.9
Net Sales	$790.6	$755.3

(1) Amitiza consists of both product net sales and royalties. Refer to Note 3 for further details on Amitiza's revenues.

17.	Condensed Consolidating Financial Statements
MIFSA, an indirectly 100%-owned subsidiary of Mallinckrodt plc established to own, directly or indirectly, substantially all of the operating subsidiaries of the Company, to issue debt securities and to perform treasury operations.
MIFSA is the borrower under the 4.75% notes due April 2023 ("the 2013 Notes"), which are fully and unconditionally guaranteed by Mallinckrodt plc. The following information provides the composition of the Company's comprehensive income, assets, liabilities, equity and cash flows by relevant group within the Company: Mallinckrodt plc as guarantor of the 2013 Notes, MIFSA as issuer of the 2013 Notes and the operating companies that represent assets of MIFSA. There are no subsidiary guarantees related to the 2013 Notes.
Set forth below are the condensed consolidating financial statements for the three months ended March 29, 2019 and March 30, 2018, and as of March 29, 2019 and December 28, 2018. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Mallinckrodt plc, MIFSA and other subsidiaries. Condensed consolidating financial information for Mallinckrodt plc and MIFSA, on a standalone basis, has been presented using the equity method of accounting for subsidiaries.

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 29, 2019
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.5	$27.2	$198.1	$—	$225.8
Accounts receivable, net	—	—	575.9	—	575.9
Inventories	—	—	319.7	—	319.7
Prepaid expenses and other current assets	2.1	—	118.0	—	120.1
Intercompany receivables	140.5	29.2	5,925.8	(6,095.5)	—
Total current assets	143.1	56.4	7,137.5	(6,095.5)	1,241.5
Property, plant and equipment, net	—	—	977.0	—	977.0
Intangible assets, net	—	—	8,060.2	—	8,060.2
Investment in subsidiaries	2,652.3	12,978.3	3,813.5	(19,444.1)	—
Intercompany loans receivable	469.1	—	2,568.0	(3,037.1)	—
Other assets	—	—	276.8	—	276.8
Total Assets	$3,264.5	$13,034.7	$22,833.0	$(28,576.7)	$10,555.5

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$19.8	$—	$19.8
Accounts payable	0.1	—	132.5	—	132.6
Accrued payroll and payroll-related costs	—	—	60.8	—	60.8
Accrued interest	—	20.3	52.1	—	72.4
Income taxes payable	—	—	7.7	—	7.7
Accrued and other current liabilities	0.6	0.2	559.9	—	560.7
Intercompany payables	209.9	5,668.6	217.0	(6,095.5)	—
Total current liabilities	210.6	5,689.1	1,049.8	(6,095.5)	854.0
Long-term debt	—	487.0	5,330.6	—	5,817.6
Pension and postretirement benefits	—	—	59.7	—	59.7
Environmental liabilities	—	—	59.6	—	59.6
Deferred income taxes	—	—	81.1	—	81.1
Other income tax liabilities	—	—	262.8	—	262.8
Intercompany loans payable	—	3,037.1	—	(3,037.1)	—
Other liabilities	—	8.0	358.8	—	366.8
Total Liabilities	210.6	9,221.2	7,202.4	(9,132.6)	7,501.6
Shareholders' Equity	3,053.9	3,813.5	15,630.6	(19,444.1)	3,053.9
Total Liabilities and Shareholders' Equity	$3,264.5	$13,034.7	$22,833.0	$(28,576.7)	$10,555.5

MALLINCKRODT PLC
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 28, 2018
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$0.4	$140.8	$207.7	$—	$348.9
Accounts receivable, net	—	—	623.3	—	623.3
Inventories	—	—	322.3	—	322.3
Prepaid expenses and other current assets	3.9	0.2	128.6	—	132.7
Intercompany receivables	131.1	29.2	1,087.9	(1,248.2)	—
Total current assets	135.4	170.2	2,369.8	(1,248.2)	1,427.2
Property, plant and equipment, net	—	—	982.0	—	982.0
Intangible assets, net	—	—	8,282.8	—	8,282.8
Investment in subsidiaries	2,481.6	25,506.1	8,362.1	(36,349.8)	—
Intercompany loans receivable	497.7	—	12,343.0	(12,840.7)	—
Other assets	—	—	185.3	—	185.3
Total Assets	$3,114.7	$25,676.3	$32,525.0	$(50,438.7)	$10,877.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$22.1	$0.3	$—	$22.4
Accounts payable	0.1	—	147.4	—	147.5
Accrued payroll and payroll-related costs	—	—	124.0	—	124.0
Accrued interest	—	48.7	28.9	—	77.6
Income taxes payable	—	—	25.0	—	25.0
Accrued and other current liabilities	0.6	0.4	546.2	—	547.2
Intercompany payables	226.7	827.8	193.7	(1,248.2)	—
Total current liabilities	227.4	899.0	1,065.5	(1,248.2)	943.7
Long-term debt	—	3,566.9	2,502.3	—	6,069.2
Pension and postretirement benefits	—	—	60.5	—	60.5
Environmental liabilities	—	—	59.7	—	59.7
Deferred income taxes	—	—	324.3	—	324.3
Other income tax liabilities	—	—	228.0	—	228.0
Intercompany loans payable	—	12,840.7	—	(12,840.7)	—
Other liabilities	—	7.6	297.0	—	304.6
Total Liabilities	227.4	17,314.2	4,537.3	(14,088.9)	7,990.0
Shareholders' Equity	2,887.3	8,362.1	27,987.7	(36,349.8)	2,887.3
Total Liabilities and Shareholders' Equity	$3,114.7	$25,676.3	$32,525.0	$(50,438.7)	$10,877.3

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 29, 2019
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$790.6	$—	$790.6
Cost of sales	0.6	—	454.9	—	455.5
Gross (loss) profit	(0.6)	—	335.7	—	335.1
Selling, general and administrative expenses	11.3	0.2	218.7	—	230.2
Research and development expenses	1.4	—	83.9	—	85.3
Restructuring charges, net	—	—	4.2	—	4.2
Operating (loss) income	(13.3)	(0.2)	28.9	—	15.4

Interest expense	(11.1)	(70.3)	(39.0)	37.7	(82.7)
Interest income	12.2	0.1	26.9	(37.7)	1.5
Other income, net	3.2	1.2	11.9	—	16.3
Intercompany fees	(6.5)	—	6.5	—	—
Equity in net income of subsidiaries	169.3	298.4	229.0	(696.7)	—
Income (loss) from continuing operations before income taxes	153.8	229.2	264.2	(696.7)	(49.5)
Income tax benefit	(1.1)	—	(203.6)	—	(204.7)
Income from continuing operations	154.9	229.2	467.8	(696.7)	155.2
Loss from discontinued operations, net of income taxes	—	(0.2)	(0.1)	—	(0.3)
Net income	154.9	229.0	467.7	(696.7)	154.9
Other comprehensive income, net of tax	1.3	1.3	2.4	(3.7)	1.3
Comprehensive income	$156.2	$230.3	$470.1	$(700.4)	$156.2

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 30, 2018
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$755.3	$—	$755.3
Cost of sales	0.2	—	407.6	—	407.8
Gross (loss) profit	(0.2)	—	347.7	—	347.5
Selling, general and administrative expenses	6.4	0.2	204.6	—	211.2
Research and development expenses	0.5	—	81.5	—	82.0
Restructuring charges, net	—	—	28.2	—	28.2
Operating (loss) income	(7.1)	(0.2)	33.4	—	26.1

Interest expense	(3.0)	(101.2)	(7.1)	19.9	(91.4)
Interest income	2.2	1.7	19.2	(19.9)	3.2
Other income (expense), net	6.1	2.8	(4.3)	—	4.6
Intercompany fees	(4.5)	—	4.5	—	—
Equity in net income of subsidiaries	(12.9)	175.4	79.2	(241.7)	—
(Loss) income from continuing operations before income taxes	(19.2)	78.5	124.9	(241.7)	(57.5)
Income tax benefit	(1.2)	(0.8)	(34.6)	—	(36.6)
(Loss) income from continuing operations	(18.0)	79.3	159.5	(241.7)	(20.9)
(Loss) income from discontinued operations, net of income taxes	—	(0.1)	3.0	—	2.9
Net (loss) income	(18.0)	79.2	162.5	(241.7)	(18.0)
Other comprehensive loss, net of tax	(2.4)	(2.4)	(5.2)	7.6	(2.4)
Comprehensive (loss) income	$(20.4)	$76.8	$157.3	$(234.1)	$(20.4)

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 29, 2019
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash from operating activities	$(6.6)	$75.2	$95.9	$—	$164.5
Cash Flows From Investing Activities:
Capital expenditures	—	—	(39.8)	—	(39.8)
Acquisitions, net of cash	—	—	—	—	—
Proceeds from divestitures, net of cash	—	—	—	—	—
Intercompany loan investment, net	31.3	—	(337.4)	306.1	—
Investment in subsidiary	—	(480.8)	—	480.8	—
Other	—	—	0.4	—	0.4
Net cash from investing activities	31.3	(480.8)	(376.8)	786.9	(39.4)
Cash Flows From Financing Activities:
Issuance of external debt	—	—	200.0	—	200.0
Repayment of external debt and capital lease obligation	—	(39.0)	(409.7)	—	(448.7)
Debt financing costs	—	—	—	—	—
Proceeds from exercise of share options	0.3	—	—	—	0.3
Repurchase of shares	(0.5)	—	—	—	(0.5)
Intercompany loan borrowings, net	(24.9)	331.0	—	(306.1)	—
Intercompany dividends	—	—	—	—	—
Capital contribution	—	—	480.8	(480.8)	—
Other	0.5	—	—	—	0.5
Net cash from financing activities	(24.6)	292.0	271.1	(786.9)	(248.4)
Effect of currency rate changes on cash	—	—	0.3	—	0.3
Net change in cash, cash equivalents and restricted cash	0.1	(113.6)	(9.5)	—	(123.0)
Cash, cash equivalents and restricted cash at beginning of period	0.4	140.8	226.3	—	367.5
Cash, cash equivalents and restricted cash at end of period	$0.5	$27.2	$216.8	$—	$244.5

Cash and cash equivalents at end of period	$0.5	$27.2	$198.1	$—	$225.8
Restricted Cash, included in other assets at end of period	—	—	18.7	—	18.7
Cash, cash equivalents and restricted cash at end of period	$0.5	$27.2	$216.8	$—	$244.5

MALLINCKRODT PLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 30, 2018
(unaudited, in millions)

	Mallinckrodt plc	Mallinckrodt International Finance S.A.	Other Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash from operating activities	$459.0	$201.1	$776.5	$(1,418.8)	$17.8
Cash Flows From Investing Activities:
Capital expenditures	—	—	(34.3)	—	(34.3)
Acquisitions, net of cash	—	—	(699.9)	—	(699.9)
Proceeds from divestitures, net of cash	—	—	298.3	—	298.3
Intercompany loan investment, net	(412.2)	(85.3)	430.7	66.8	—
Investment in subsidiary	—	(121.8)	—	121.8	—
Other	—	—	8.3	—	8.3
Net cash from investing activities	(412.2)	(207.1)	3.1	188.6	(427.6)
Cash Flows From Financing Activities:
Issuance of external debt	—	600.0	26.8	—	626.8
Repayment of external debt and capital lease obligation	—	(530.6)	(371.6)	—	(902.2)
Debt financing costs	—	(12.0)	—	—	(12.0)
Proceeds from exercise of share options	—	—	—	—	—
Repurchase of shares	(46.6)	—	—	—	(46.6)
Intercompany loan borrowings, net	—	66.8	—	(66.8)	—
Intercompany dividends	—	(814.2)	(604.6)	1,418.8	—
Capital contribution	—	—	121.8	(121.8)	—
Other	0.5	—	(5.3)	—	(4.8)
Net cash from financing activities	(46.1)	(690.0)	(832.9)	1,230.2	(338.8)
Effect of currency rate changes on cash	—	—	(0.3)	—	(0.3)
Net change in cash, cash equivalents and restricted cash	0.7	(696.0)	(53.6)	—	(748.9)
Cash, cash equivalents and restricted cash at beginning of period	0.7	908.8	369.6	—	1,279.1
Cash, cash equivalents and restricted cash at end of period	$1.4	$212.8	$316.0	$—	$530.2

Cash and cash equivalents at end of period	$1.4	$212.8	$297.7	$—	$511.9
Restricted Cash, included in other assets at end of period	—	—	18.3	—	18.3
Cash, cash equivalents and restricted cash at end of period	$1.4	$212.8	$316.0	$—	$530.2

18.	Subsequent Events
Financing Activities
Subsequent to March 29, 2019 and up through the date of this filing, the Company repurchased fixed-rate debt that aggregated to a principal amount of $28.1 million.

Commitments and Contingencies
Certain litigation matters occurred during the three months ended March 29, 2019 or prior, but had subsequent updates through the issuance of this report. See further discussion in Note 14.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 28, 2018, filed with the United States ("U.S.") Securities and Exchange Commission ("SEC") on February 26, 2019.
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

Overview
We are a global business consisting of multiple wholly owned subsidiaries that develops, manufactures, markets and distributes specialty pharmaceutical products and therapies. Areas of focus include autoimmune and rare diseases in specialty areas like neurology, rheumatology, nephrology, pulmonology and ophthalmology; immunotherapy and neonatal respiratory critical care therapies; and analgesics.
As a result of the planned separation of our Specialty Generics and Amitiza segment, discussed further below, we have identified two reportable segments that align with the operations of the two independent publicly traded companies anticipated post-separation, which are further described below:

•	Specialty Brands includes innovative specialty pharmaceutical brands; and

•	Specialty Generics and Amitiza includes niche specialty generic drug products, active pharmaceutical ingredients ("API(s)") and Amitiza® (lubiprostone) ("Amitiza").
Prior year amounts have been recast to conform to current presentation.
For further information on our business and products, refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 26, 2019.

Significant Events
Separation
On December 6, 2018, we announced our plans to spin off a new company consisting of the Specialty Generics business and the Amitiza product to our shareholders ("the Separation"). The Separation is expected to create two independent, appropriately capitalized, publicly traded companies – one focused on innovative specialty pharmaceutical brands, the other concentrated primarily in niche specialty generic products and API manufacturing – each positioned to optimize future success as they pursue independent growth strategies. We anticipate that the transaction will be in the form of a distribution of new publicly traded stock in the new company that is intended to be generally tax-free for U.S. federal income tax purposes to our shareholders. Completion of the transaction is expected to be subject to certain conditions, including, among others, receipt of regulatory approvals, assurance as to the tax-free status of the spin-off of the business to our shareholders, the effectiveness of a Form 10 registration statement to be filed with the SEC and final approval by our Board of Directors. We currently expect completion of the transaction in the second half of 2019; however, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.
Beginning in the first quarter through the third quarter of fiscal 2018, the historical financial results attributable to "the Specialty Generics Disposal Group" were reflected in our interim unaudited condensed consolidated financial statements as discontinued operations. As a result of the Separation announcement, the Specialty Generics Disposal Group no longer met the requirements to be classified as held-for-sale, and the historical financial results attributable to the Specialty Generics Disposal Group were recast as continuing operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018, as well as the unaudited condensed consolidated financial statements as presented herein.
During the three months ended March 29, 2019, we incurred $11.7 million in costs related to the Separation. These costs, which are included in selling, general and administrative ("SG&A") expenses, primarily relate to professional fees and incremental costs incurred to build out the corporate infrastructure of the new company. We expect to continue to incur costs related to the Separation throughout fiscal 2019.

VTS-270
VTS-270 is our development product to treat Niemann-Pick Type C, a complicated, ultra-rare neurodegenerative disease that typically presents in childhood and is ultimately fatal. The results of our completed registration trial for the product did not show a statistically significant separation from placebo. Neither the VTS-270 nor the placebo arm showed disease progression as would be expected for a neurodegenerative condition over 52 weeks of observation. We are in the process of evaluating this portion of the study in order to ensure the data was properly captured and of the highest quality. The U.S. Food and Drug Administration ("FDA") indicated to us at a Type A meeting in August 2018 that their view on the potential approvability will be based on the totality of data, not a single study or endpoint. Accordingly, our review of the data from the Phase 2b/3 trial, including the longer term open label portion, continues to proceed and is being assessed in combination with several other available data sources. A better understanding of the potential benefit of VTS-270 will emerge as we carefully consider the totality of data available and continue to work with the primary investigators and the FDA to determine the best path forward. We will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated in-process research and development ("IPR&D") asset of $274.5 million included within intangible assets, net on the unaudited condensed consolidated balance sheet as of March 29, 2019.

CPP-1X/sulindac
In May 2019, we along with Cancer Prevention Pharmaceuticals, Inc. ("CPP"), announced that CPP's pivotal phase 3 clinical trial for CPP-1X/sulindac in patients with familial adenomatous polyposis ("FAP") did not meet its primary endpoint. Specifically, the reduction of time to the first occurrence of an FAP-related event for the combination of CPP-1X/sulindac did not reach statistical significance compared to the two control arms. Based on the topline results, we do not plan to pursue the commercialization of the CPP-1X/sulindac program under our collaborative agreement.

Reorganization of Intercompany Financing and Legal Entity Ownership
During the three months ended March 29, 2019, we completed a reorganization of our intercompany financing and associated legal entity ownership in response to the changing global tax environment. As a result, we recognized current income tax expense of $28.9 million and a deferred income tax benefit of $221.7 million with a corresponding reduction to net deferred tax liabilities. The reduction in net deferred tax liabilities is comprised of a decrease in interest-bearing deferred tax obligations which results in the elimination of the December 28, 2018 balance of $227.5 million, a $45.3 million increase to a deferred tax asset related to excess interest carryforwards, a $26.4 million increase in various other net deferred tax liabilities and a $24.7 million decrease to a deferred tax asset related to tax loss and credit carryforwards net of valuation allowances. The elimination of the interest-bearing deferred tax obligation also eliminates the annual Internal Revenue Code section 453A interest expense.

Business Factors Influencing the Results of Operations
Products
Specialty Brands
Net sales of Acthar® Gel for the three months ended March 29, 2019 decreased $19.9 million, or 8.2%, to $223.9 million primarily due to the annual benefit reset process impacting returning patients while navigating continued payer scrutiny on overall specialty pharmaceutical spending. This is partially offset by strength in Ofirmev®, Inomax® and Therakos® demand.

Specialty Generics and Amitiza
The Specialty Generics and API products have continued to experience customer consolidation and increased generic product approvals leading to increased competition, which has been partially offset by the net sales from Amitiza acquired in February 2018. Net sales from the Specialty Generics and Amitiza segment were $243.3 million and $206.9 million for the three months ended March 29, 2019 and March 30, 2018, respectively. After experiencing contraction over the last several years, the business is projected to return to growth in 2019, primarily driven by share recapture in specialty generic products.
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

Opioid Related Matters
As a result of the greater awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers, distributors, and others in the supply chain by state and federal agencies. We, along with other opioid manufacturers, have been the subject of federal and state government investigations and enforcement actions, as well as lawsuits by private parties, focused on the misuse and abuse of opioid medications in the U.S. Similar investigations, lawsuits and other actions may be initiated in the future. We will continue to incur significant legal costs in defending these matters and could in the future be required to pay significant amounts as a result of fines, penalties, settlements or judgments. Such litigation and related matters are described in Note 14 to the unaudited condensed consolidated financial statements of this Form 10-Q.

Restructuring Initiatives
We continue to realign our cost structure due to the changing nature of our business and look for opportunities to achieve operating efficiencies.
In February 2018, our Board of Directors approved a $100.0 million to $125.0 million restructuring program ("the 2018 Mallinckrodt Program") designed to further improve our cost structure as we continue to transform our business. The utilization of the 2018 Mallinckrodt Program commenced upon substantial completion of the 2016 Mallinckrodt Program. There is no specified time period associated with the 2018 Mallinckrodt Program. During the three months ended March 29, 2019, we incurred restructuring charges of $3.5 million under the 2018 Mallinckrodt Program. We currently have $116.3 million under our 2018 Mallinckrodt Program remaining to spend in future periods.

Research and Development Investment
We devote significant resources to research and development ("R&D") of products and proprietary drug technologies. We incurred R&D expenses of $85.3 million and $82.0 million for the three months ended March 29, 2019, and March 30, 2018, respectively. We expect to continue to pursue targeted investments in R&D activities, both for existing products and the development of new portfolio assets. We intend to focus our R&D investments in the specialty pharmaceuticals areas, specifically investments to support our Specialty Brands business, where we believe there is the greatest opportunity for growth and profitability.

Results of Operations
Three Months Ended March 29, 2019 Compared with Three Months Ended March 30, 2018

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018	Percentage Change
U.S.	$679.7	$670.2	1.4%
Europe, Middle East and Africa	74.8	59.9	24.9
Other geographic areas	36.1	25.2	43.3
Net sales	$790.6	$755.3	4.7

Net sales for the three months ended March 29, 2019 increased $35.3 million, or 4.7%, to $790.6 million, compared with $755.3 million for the three months ended March 30, 2018. This increase was primarily driven by net sales of the Amitiza product which was acquired during the first quarter of 2018, as well as continued strength in Ofirmev, Inomax and Therakos demand. These increases were partially offset by decreased net sales of Acthar Gel , as previously mentioned. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended March 29, 2019 decreased $12.4 million, or 3.6%, to $335.1 million, compared with $347.5 million for the three months ended March 30, 2018. Gross profit margin was 42.4% for the three months ended March 29, 2019, compared with 46.0% for the three months ended March 30, 2018. The decrease in gross profit and gross profit margin was primarily attributable to an additional $35.9 million of amortization for the Ofirmev intangible asset resulting from a change in amortization method as discussed further in Note 10 to the unaudited condensed consolidated financial statements. In addition, the three months ended March 29, 2019 reflects a full quarter of amortization for the Amitiza intangible asset that was acquired in February 2018. These decreases were partially offset by the increase in net sales, as previously mentioned.
Selling, general and administrative expenses. SG&A expenses for the three months ended March 29, 2019 were $230.2 million, compared with $211.2 million for the three months ended March 30, 2018, an increase of $19.0 million, or 9.0%. The increase was attributable to various factors, including $11.7 million in costs related to the Separation, an increase in legal expense, and additional expense related to the fair value adjustments for contingent consideration. These changes were partially offset by lower employee related expenses and advertising costs. SG&A expenses were 29.1% of net sales for the three months ended March 29, 2019 and 28.0% of net sales for the three months ended March 30, 2018.
Research and development expenses. R&D expenses increased $3.3 million, or 4.0%, to $85.3 million for the three months ended March 29, 2019, compared with $82.0 million for the three months ended March 30, 2018. Current R&D activities focus on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 10.8% and 10.9% for the three months ended March 29, 2019 and March 30, 2018, respectively.
Restructuring charges, net. During the three months ended March 29, 2019, we recorded $4.2 million of restructuring charges, net, primarily related to employee severance and benefits. During the three months ended March 30, 2018, we recorded $28.2 million of restructuring charges, net, primarily related to exiting certain facilities.

Non-Operating Items
Interest expense and interest income. During the three months ended March 29, 2019 and March 30, 2018, net interest expense was $81.2 million and $88.2 million, respectively. This decrease was attributable to a lower average outstanding debt balance during the three months ended March 29, 2019, which yielded a decrease in interest expense of $2.2 million over the comparable period. Additionally, there was a $5.3 million decrease in interest accrued on deferred tax liabilities associated with our previously outstanding installment notes. In addition, interest income decreased to $1.5 million for the three months ended March 29, 2019, compared with $3.2 million for the three months ended March 30, 2018, primarily related to lower average cash balances.
Other income, net. During the three months ended March 29, 2019 and March 30, 2018, we recorded other income, net, of $16.3 million and $4.6 million, respectively. The increase is primarily attributable to the gain of $14.9 million and $6.5 million on debt repurchased during the three months ended March 29, 2019 and March 30, 2018, respectively, as well as additional royalty income, partially offset by a write-off of unamortized debt discount and fees during the three months ended March 29, 2019. The remaining amounts in both periods represented items including gains and losses on intercompany financing, foreign currency transactions and related hedging instruments.
Income tax benefit. We recognized an income tax benefit of $204.7 million on a loss from continuing operations before income taxes of $49.5 million for the three months ended March 29, 2019, and an income tax benefit of $36.6 million on a loss from continuing operations before income taxes of $57.5 million for the three months ended March 30, 2018. This resulted in effective tax rates of 413.5% and 63.7% for the three months ended March 29, 2019 and March 30, 2018, respectively. The income tax benefit for the three months ended March 29, 2019 is comprised of $38.5 million of current tax expense and $243.2 million of deferred tax benefit. The deferred tax benefit is predominantly related to previously acquired intangibles as well as the reorganization of our intercompany financing and associated legal entity ownership which eliminated the interest bearing deferred tax obligation. The income tax benefit for the three months ended March 30, 2018 is comprised of $11.2 million of current tax expense and $47.8 million of deferred tax benefit. The deferred tax benefit is predominantly related to previously acquired intangibles.
The income tax benefit was $204.7 million for the three months ended March 29, 2019, compared with a tax benefit of $36.6 million for the three months ended March 30, 2018. The $168.1 million net increase in the tax benefit includes an increase of $192.8 million attributable to the tax benefit from the reorganization of our intercompany financing and associated legal entity ownership which occurred during the three months ended March 29, 2019, partially offset by a decrease in tax benefit of $24.7 million predominately attributable to changes in the timing, amount and jurisdictional mix of operating income.
(Loss) income from discontinued operations, net of income taxes. We recorded loss from discontinued operations of $0.3 million and income from discontinued operations of $2.9 million during the three months ended March 29, 2019 and March 30, 2018, respectively, related to various post-sale adjustments associated with our previous divestitures.

Segment Results
Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items may include, but are not limited to, intangible asset amortization, net restructuring and related charges, non-restructuring impairments and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating income and in the reconciliations presented below. Selected information by business segment is as follows:

Three Months Ended March 29, 2019 Compared with Three Months Ended March 30, 2018
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018	Percentage Change
Specialty Brands	$547.3	$548.4	(0.2)%
Specialty Generics and Amitiza	243.3	206.9	17.6
Net sales	$790.6	$755.3	4.7

Specialty Brands. Net sales for the three months ended March 29, 2019 decreased $1.1 million to $547.3 million, compared with $548.4 million for the three months ended March 30, 2018. The decrease in net sales was primarily driven by a $19.9 million or 8.2% decrease in Acthar Gel net sales, as previously mentioned, and a $12.4 million or 83.2% decrease in Other products compared with the three months ended March 30, 2018. The decrease in Other products net sales is primarily attributable to the sale of Recothrom during the first quarter of 2018, which contributed net sales of $10.5 million during the three months ended March 30, 2018. These decreases were partially offset by increases in Ofirmev, Inomax and Therakos net sales of $13.6 million, $11.3 million and $4.4 million, respectively, compared with the three months ended March 30, 2018 driven by increased demand.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018	Percentage Change
U.S.	$513.8	$514.0	—%
Europe, Middle East and Africa	19.4	21.7	(10.6)
Other	14.1	12.7	11.0
Net sales	$547.3	$548.4	(0.2)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018	Percentage Change
Acthar Gel	$223.9	$243.8	(8.2)%
Inomax	151.1	139.8	8.1
Ofirmev	95.6	82.0	16.6
Therakos	61.8	57.4	7.7
BioVectra	12.4	10.5	18.1
Other	2.5	14.9	(83.2)
Specialty Brands	$547.3	$548.4	(0.2)

Specialty Generics and Amitiza. Net sales for the three months ended March 29, 2019 increased $36.4 million, or 17.6%, to $243.3 million, compared with $206.9 million for the three months ended March 30, 2018. The increase in net sales was driven by a $30.0 million increase in net sales from Amitiza which was acquired in February 2018. Other controlled substances and Hydrocodone products also increased by $5.2 million and $3.5 million, respectively. These increases were partially offset by a $3.2 million decrease in acetaminophen products net sales compared to the three months ended March 30, 2018.
Net sales for Specialty Generics and Amitiza by geography were as follows (dollars in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018	Percentage Change
U.S.	$166.0	$156.2	6.3%
Europe, Middle East and Africa	55.3	38.2	44.8
Other	22.0	12.5	76.0
Net sales	$243.3	$206.9	17.6

Net sales for Specialty Generics and Amitiza by key products were as follows (dollars in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$17.4	$13.9	25.2%
Oxycodone (API) and oxycodone-containing tablets	16.5	16.6	(0.6)
Acetaminophen (API)	46.2	49.4	(6.5)
Amitiza	53.0	23.0	130.4
Other controlled substances	94.2	89.0	5.8
Other	16.0	15.0	6.7
Specialty Generics and Amitiza	$243.3	$206.9	17.6

Operating Income
Operating income by segment and as a percentage of segment net sales for the three months ended March 29, 2019 and March 30, 2018 is shown in the following table (dollars in millions):

	Three Months Ended
	March 29, 2019		March 30, 2018
Specialty Brands	$242.0	44.2%	$242.1	44.1%
Specialty Generics and Amitiza (1)	57.9	23.8	34.2	16.5
Segment operating income	299.9	37.9	276.3	36.6
Unallocated amounts:
Corporate and allocated expenses	(45.8)		(44.0)
Intangible asset amortization	(222.8)		(178.0)
Restructuring and related charges, net	(4.2)		(28.2)
Separation costs	(11.7)		—
Total operating income	$15.4		$26.1

(1)	Includes $10.0 million and $15.0 million of inventory fair-value step up expense, primarily related to Amitiza, during the three months ended March 29, 2019 and March 30, 2018, respectively.
Specialty Brands. Operating income for the three months ended March 29, 2019 decreased $0.1 million to $242.0 million, compared with $242.1 million for the three months ended March 30, 2018. Operating margin increased to 44.2% for the three months ended March 29, 2019 compared with 44.1% for the three months ended March 30, 2018. While net sales decreased, gross margin remained relatively flat period over period for the three months ended March 29, 2019 compared to the three months ended March 30, 2018. The decrease in operating income was primarily due to an $11.4 million decrease in SG&A expenses over the comparable period primarily due to lower advertising and promotion expenses and cost benefits gained from restructuring actions, including employee compensation costs. These changes were partially offset by a $12.6 million increase in R&D expenses compared with the three months ended March 30, 2018.
Specialty Generics and Amitza. Operating income for the three months ended March 29, 2019 increased $23.7 million to $57.9 million, compared with $34.2 million for the three months ended March 30, 2018. Operating margin increased to 23.8% for the three months ended March 29, 2019, compared with 16.5% for the three months ended March 30, 2018. The increase in operating income and margin was impacted by a $31.2 million increase in gross profit and a $17.4 million increase in SG&A primarily due to higher legal expense related to opioid defense costs, partially offset by a $9.9 million decrease in R&D expense.
Corporate and allocated expenses. Corporate and allocated expenses were $45.8 million and $44.0 million for the three months ended March 29, 2019 and March 30, 2018, respectively. This increase was primarily driven by contingent consideration fair value adjustments during the period, partially offset by various factors including lower acquisition-related expenses and legal fees.

Liquidity and Capital Resources
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions, capital expenditures, cash paid in connection with acquisitions and licensing agreements and cash received as a result of our divestitures. We believe that our future cash from operations, borrowing capacity under our revolving credit facility and access to capital markets will provide adequate resources to fund our working capital needs, capital expenditures and strategic investments for the foreseeable future.
Upon completion of the Separation, it is our expectation that both independent publicly traded companies will be structured to generate positive cash flows from operations and maintain adequate resources to fund working capital needs, capital expenditures and strategic investments.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018
Net cash from:
Operating activities	$164.5	$17.8
Investing activities	(39.4)	(427.6)
Financing activities	(248.4)	(338.8)
Effect of currency exchange rate changes on cash and cash equivalents	0.3	(0.3)
Net decrease in cash and cash equivalents	$(123.0)	$(748.9)

Operating Activities
Net cash provided by operating activities of $164.5 million for the three months ended March 29, 2019, was primarily attributable to net income of $154.9 million, adjusted for non-cash items of $17.0 million, driven by depreciation and amortization of $247.6 million, partially offset by $243.2 million related to a reduction in our deferred income tax liabilities, and a $7.4 million outflow from net investment in working capital. Included within this change in working capital were a $68.1 million net cash outflow related to other assets and liabilities and a $7.1 million decrease in accounts payable, partially offset by a $48.7 million decrease in accounts receivable, and a $19.8 million increase in net payables related to income taxes.
Net cash provided by operating activities of $17.8 million for the three months ended March 30, 2018 was primarily attributable to a net loss of $18.0 million, adjusted for non-cash items of $155.9 million driven by depreciation and amortization of $198.6 million, partially offset by a $120.1 million outflow from net investment in working capital. Included within this change in working capital were a $106.1 million net cash outflow related to other assets and liabilities, a $22.4 million increase in accounts receivable, a $19.1 million increase in accounts payable, and a $2.9 million decrease in net payables related to income taxes. The net cash outflow from other assets and liabilities is primarily attributable to the payment of liabilities assumed from our acquisition of Sucampo Pharmaceuticals, Inc. ("Sucampo Acquisition") in February 2018.

Investing Activities
Net cash used in investing activities was $39.4 million for the three months ended March 29, 2019, compared with $427.6 million for the three months ended March 30, 2018. The $388.2 million change primarily resulted from the cash outflows during the three months ended March 30, 2018 related to the Sucampo Acquisition of $698.0 million, partially offset by the $144.3 million of proceeds received, net of transaction costs, from the divestiture of a portion of the Hemostasis business, inclusive of the PreveLeak and Recothrom products. During the three months ended March 30, 2018, we also received payment of the $154.0 million note receivable from the purchaser of the Intrathecal Therapy business, which was sold during the three months ended March 31, 2017.
Under our term loan credit agreement, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loan. For further information, refer to "Debt and Capitalization" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities
Net cash used in financing activities was $248.4 million for the three months ended March 29, 2019, compared with $338.8 million for the three months ended March 30, 2018. The $90.4 million decrease in cash outflows was attributable to a $26.7 million decrease in debt repayments, net of issuances, and a $46.1 million decrease in shares repurchased. The significant components of our current year debt repayments included aggregate debt repayments of $276.5 million on our variable-rate term loans, and open market debt repurchases that aggregated to a total principal amount of $172.0 million. These repayments were partially offset by a net draw of $185.0 million on our revolving credit facility. The three months ended March 30, 2018 included repayment of $366.0 million of assumed debt from the Sucampo Acquisition.

Debt and Capitalization
As of March 29, 2019, the total debt principal was $5,893.2 million as compared with $6,156.7 million as of December 28, 2018. The total debt principal as of March 29, 2019 was comprised of the following:

March 29, 2019
Variable-rate instruments:
Term loan due September 2024	$1,528.6
Term loan due February 2025	405.6
Variable-rate receivable securitization	250.0
Revolving credit facility	405.0
Fixed-rate instruments	3,304.0
Debt principal	$5,893.2
The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the principal amount. As of March 29, 2019, our fixed-rate instruments have a weighted-average interest rate of 5.35% and pay interest at various dates throughout the fiscal year. Our receivable securitization program bears interest based on one-month LIBOR plus a margin of 0.90% and has a capacity of $250.0 million that may, subject to certain conditions, be increased to $300.0 million. In addition to the borrowing capacity under our receivable securitization program, we had $495.0 million available under our $900.0 million revolving credit facility as of March 29, 2019.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved may be material. During the three months ended March 29, 2019, we repurchased debt that aggregated to a total principal amount of $172.0 million.
Net debt reduction continues to be one of our primary focuses of our capital allocation strategy for fiscal 2019. Total net debt reduction during the three months ended March 29, 2019 was $263.5 million, inclusive of voluntary prepayments of $25.0 million and $175.0 million on our outstanding term loans due September 2024 and February 2025, respectively. In making these voluntary prepayments, we satisfied certain obligations included within external debt agreements to reinvest proceeds from the sale of assets and businesses within one year of the respective transaction or use the proceeds to pay down debt.
As of March 29, 2019, $20.1 million of our debt principal was classified as current, as these payments are expected to be made within the next twelve months.
As of March 29, 2019, we were, and expect to remain, in full compliance with the provisions and covenants associated with our debt agreements.
Subsequent to March 29, 2019 and up through the date of this filing, we repurchased fixed-rate debt that aggregated to a principal amount of $28.1 million.

Commitments and Contingencies
Legal Proceedings
See Note 14 of the notes to the unaudited condensed consolidated financial statements for a description of the legal proceedings and claims as of March 29, 2019.

Guarantees
In disposing of assets or businesses, we have historically provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. These representations, warranties and indemnities are discussed in Note 13 of the notes to the unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of March 29, 2019, we had various letters of credit, guarantees and surety bonds totaling $38.7 million. There has been no change in our off-balance sheet arrangements during the three months ended March 29, 2019.

Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.
We believe that our accounting policies for revenue recognition, intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended March 29, 2019, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2018.
Refer to Note 9 to the unaudited condensed consolidated financial statements for our adoption of ASU 2016-02, "Leases," and its related amendments.

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
The risk factors included within Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 28, 2018 and within Part II, Item 1A of this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of March 29, 2019, our outstanding debt included $1,934.2 million variable-rate debt on our senior secured term loans, $405.0 million outstanding borrowings on our senior unsecured revolving credit facility and $250.0 million variable-rate debt on our receivables securitization program. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $6.5 million.
The remaining outstanding debt as of March 29, 2019 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of income is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of March 29, 2019 that measured the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $0.8 million aggregate potential as of March 29, 2019. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.
The financial results of our international operations are translated into U.S. dollars, further exposing us to currency exchange rate fluctuations. We have performed a sensitivity analysis as of March 29, 2019 that measures the change in the net financial position arising from a hypothetical 10.0% adverse movement in the exchange rates of all foreign currencies used, including the Euro and the Canadian Dollar, our most widely used foreign currencies, relative to the U.S. dollar, with all other variables held constant. The aggregate potential change in net financial position from a hypothetical 10.0% adverse change in the above currencies was $14.4 million as of March 29, 2019. The change in the net financial position associated with the translation of these currencies is generally recorded as an unrealized gain or loss on foreign currency translation within accumulated other comprehensive loss in shareholders' equity of our unaudited condensed consolidated balance sheets.

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
As previously disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018, the Company did not design and maintain sufficiently precise or effective review and approval controls over the future cash flow forecasts used to develop certain management estimates, including those related to goodwill and other intangible assets. Management concluded that this control deficiency represented a material weakness. This material weakness did not result in a material misstatement to the Company’s financial statements or disclosures.
Management’s Remediation Initiatives
During the three months ended March 29, 2019, management, under the oversight of the executive leadership team and those charged with governance, completed the remedial actions below to improve the Company’s internal control over financial reporting and remediated the design of the material weakness:

•
Continued to emphasize the importance of, and monitor the sustained compliance with, the execution of our internal controls over financial reporting through, among other activities, numerous meetings and trainings.

•
Enhanced, and will continue to enhance, the design of internal controls governing oversight and evaluation of future cash flow forecasts used to develop certain management estimates, including those related to goodwill and other intangible assets.

•
Tested the design effectiveness of the enhanced internal controls by performing them to re-evaluate the appropriateness, and test the accuracy, of information used to develop future cash flow forecasts in 2018.

•	Concluded the enhanced controls were designed effectively and developed a plan to implement them to support future cash flow forecasts in 2019.

During the three months ended March 29, 2019, we successfully completed the actions above of testing the design of the enhanced internal controls to the extent necessary to conclude that the deficiencies in the design of the internal controls over future cash flows have been remediated. We will test and conclude on the operating effectiveness of these controls as they occur in 2019. Based on the activities and evaluation described above, our CEO and CFO concluded that, as of March 29, 2019, our disclosure controls and procedures were effective.
The remediation efforts were intended both to address the identified material weakness and to enhance our overall financial control environment. Management is committed to continuous improvement of the Company’s internal control over financial reporting and will continue to diligently review the Company’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the actions taken to improve our internal control over financial reporting summarized above, there were no changes in our internal control over financial reporting during the quarter ended March 29, 2019 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 14 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings as of March 29, 2019.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2018, filed with the SEC on February 26, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended March 29, 2019. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.
On March 1, 2017, the Company's Board of Directors authorized a $1.0 billion share repurchase program (the "March 2017 Program") which commenced upon the completion of the March 2016 Program. The March 2017 Program has no expiration date, and the Company currently expects to fully utilize the program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs (in millions)
December 29, 2018 to January 25, 2019	30,276	$16.63	—	$564.2
January 26, 2019 to March 1, 2019	2,415	20.68	—	564.2
March 2, 2019 to March 29, 2019	172	24.91	—	564.2
December 29, 2018 to March 29, 2019	32,863	16.97

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
 Not applicable.

Item 5.	Other Information.
 None.

Item 6.	Exhibits.

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive Data File (Form 10-Q for the quarterly period ended March 29, 2019 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PUBLIC LIMITED COMPANY

By:	/s/ Bryan M. Reasons
Bryan M. Reasons Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 7, 2019