Form 10-Q
period 2020-03-27
Mallinckrodt plc
filed 2020-05-06
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2020
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
Ordinary shares, $0.20 par value - 84,455,284 shares as of May 1, 2020.

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended
	March 27, 2020	March 29, 2019
Net sales	$665.8	$790.6
Cost of sales	382.0	455.5
Gross profit	283.8	335.1

Selling, general and administrative expenses	231.1	230.2
Research and development expenses	77.4	85.3
Restructuring charges, net	(1.8)	4.2
Losses on divestiture	0.2	—
Opioid-related litigation settlement (Note 11)	(16.8)	—
Operating (loss) income	(6.3)	15.4

Interest expense	(74.5)	(82.7)
Interest income	3.5	1.5
Other income, net	1.7	16.3
Loss from continuing operations before income taxes	(75.6)	(49.5)

Income tax benefit	(18.9)	(204.7)
(Loss) income from continuing operations	(56.7)	155.2

Income (loss) from discontinued operations, net of income taxes	6.5	(0.3)

Net (loss) income	$(50.2)	$154.9

Basic (loss) earnings per share (Note 5):
(Loss) income from continuing operations	$(0.67)	$1.86
Income (loss) from discontinued operations	0.08	—
Net (loss) income	$(0.60)	$1.86

Basic weighted-average shares outstanding	84.2	83.5

Diluted (loss) earnings per share (Note 5):
(Loss) income from continuing operations	$(0.67)	$1.83
Income (loss) from discontinued operations	0.08	—
Net (loss) income	$(0.60)	$1.83

Diluted weighted-average shares outstanding	84.2	84.6

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited, in millions)

	Three Months Ended
	March 27, 2020	March 29, 2019
Net (loss) income	$(50.2)	$154.9
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(1.1)	1.4
Derivatives, net of tax	—	0.2
Benefit plans, net of tax	(0.2)	(0.3)
Total other comprehensive (loss) income, net of tax	(1.3)	1.3
Comprehensive (loss) income	$(51.5)	$156.2

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 27, 2020	December 27, 2019
Assets
Current Assets:
Cash and cash equivalents	$808.0	$790.9
Accounts receivable, less allowance for doubtful accounts of $4.0 and $4.0	527.2	577.5
Inventories	327.1	312.1
Prepaid expenses and other current assets	211.0	150.2
Total current assets	1,873.3	1,830.7
Property, plant and equipment, net	878.2	896.5
Intangible assets, net	6,820.4	7,018.0
Other assets	599.4	593.7
Total Assets	$10,171.3	$10,338.9

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$634.2	$633.6
Accounts payable	110.2	139.8
Accrued payroll and payroll-related costs	63.0	105.2
Accrued interest	82.3	62.9
Accrued and other current liabilities	394.4	485.4
Total current liabilities	1,284.1	1,426.9
Long-term debt	4,739.1	4,741.2
Opioid-related litigation settlement liability (Note 11)	1,626.6	1,643.4
Pension and postretirement benefits	61.5	62.4
Environmental liabilities	60.6	60.0
Other income tax liabilities	291.3	227.1
Other liabilities	212.3	237.2
Total Liabilities	8,275.5	8,398.2
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 93,576,710, and 93,459,206 issued; 84,208,441 and 84,105,786 outstanding	18.7	18.7
Ordinary shares held in treasury at cost, 9,368,269 and 9,353,420	(1,615.7)	(1,615.7)
Additional paid-in capital	5,569.1	5,562.5
Retained deficit	(2,067.1)	(2,016.9)
Accumulated other comprehensive loss	(9.2)	(7.9)
Total Shareholders' Equity	1,895.8	1,940.7
Total Liabilities and Shareholders' Equity	$10,171.3	$10,338.9

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 27, 2020	March 29, 2019
Cash Flows From Operating Activities:
Net (loss) income	$(50.2)	$154.9
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	223.1	247.6
Share-based compensation	6.7	10.0
Deferred income taxes	5.5	(243.2)
Losses on divestiture	0.2	—
Other non-cash items	(19.6)	2.6
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	49.4	48.7
Inventories	(18.4)	(0.7)
Accounts payable	(22.9)	(7.1)
Income taxes	(34.9)	19.8
Other	(85.2)	(68.1)
Net cash from operating activities	53.7	164.5
Cash Flows From Investing Activities:
Capital expenditures	(19.9)	(39.8)
Proceeds from divestitures, net of cash	(3.5)	—
Other	6.7	0.4
Net cash from investing activities	(16.7)	(39.4)
Cash Flows From Financing Activities:
Issuance of external debt	—	200.0
Repayment of external debt	(4.9)	(448.7)
Debt financing costs	(4.0)	—
Proceeds from exercise of share options	—	0.3
Repurchase of shares	—	(0.5)
Other	—	0.5
Net cash from financing activities	(8.9)	(248.4)
Effect of currency rate changes on cash	(1.5)	0.3
Net change in cash, cash equivalents and restricted cash	26.6	(123.0)
Cash, cash equivalents and restricted cash at beginning of period	822.6	367.5
Cash, cash equivalents and restricted cash at end of period	$849.2	$244.5

Cash and cash equivalents at end of period	$808.0	$225.8
Restricted cash included in other assets at end of period	41.2	18.7
Cash, cash equivalents and restricted cash at end of period	$849.2	$244.5

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 28, 2018	92.7	$18.5	9.4	$(1,617.4)	$5,528.2	$(1,017.7)	$(24.3)	$2,887.3
Impact of accounting standard adoptions, net of tax	—	—	—	—	—	(0.5)	0.5	—
Net income	—	—	—	—	—	154.9	—	154.9
Other comprehensive income	—	—	—	—	—	—	1.3	1.3
Share options exercised	—	—	—	—	0.3	—	—	0.3
Vesting of restricted shares	0.2	0.1	—	(0.5)	—	—	—	(0.4)
Share-based compensation	—	—	—	—	10.0	—	—	10.0
Reissuance of treasury shares	—	—	—	0.9	—	(0.4)	—	0.5
Balance as of March 29, 2019	92.9	$18.6	9.4	$(1,617.0)	$5,538.5	$(863.7)	$(22.5)	$3,053.9

Balance as of December 27, 2019	93.5	$18.7	9.4	$(1,615.7)	$5,562.5	$(2,016.9)	$(7.9)	$1,940.7
Net loss	—	—	—	—	—	(50.2)	—	(50.2)
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)
Vesting of restricted shares	0.1	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	6.7	—	—	6.7
Balance as of March 27, 2020	93.6	$18.7	9.4	$(1,615.7)	$5,569.1	$(2,067.1)	$(9.2)	$1,895.8

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
The fiscal year end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 27, 2019 filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2020.
During fiscal 2019, the Company experienced a change in its reportable segments, which primarily served to move the results related to Amitiza® to the Specialty Brands segment from the Specialty Generics segment. All prior period segment information has been recast to reflect the realignment of the Company's reportable segments on a comparable basis.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. Unless otherwise indicated, the three months ended March 27, 2020 refers to the thirteen week period ended March 27, 2020 and the three months ended March 29, 2019 refers to the thirteen week period ended March 29, 2019.

2.	Revenue from Contracts with Customers
Product Sales Revenue

See Note 13 for presentation of the Company's net sales by product family.

Reserves for variable consideration

The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 28, 2018	$354.3	$34.0	$17.1	$405.4
Provisions	602.9	6.2	17.7	626.8
Payments or credits	(805.8)	(8.2)	(12.4)	(826.4)
Balance as of March 29, 2019	$151.4	$32.0	$22.4	$205.8

Balance as of December 27, 2019	$295.8	$28.4	$13.2	$337.4
Provisions	457.8	3.8	13.7	475.3
Payments or credits	(498.8)	(6.1)	(15.9)	(520.8)
Balance as of March 27, 2020	$254.8	$26.1	$11.0	$291.9

Product sales transferred to customers at a point in time and over time were as follows:

	Three Months Ended
	March 27, 2020	March 29, 2019
Product sales transferred at a point in time	78.5%	80.7%
Product sales transferred over time	21.5	19.3

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of March 27, 2020:

Remainder of Fiscal 2020	$148.5
Fiscal 2021	102.7
Fiscal 2022	37.7
Fiscal 2023	8.1
Thereafter	0.3

Costs to fulfill a contract

As of March 27, 2020 and December 27, 2019, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations, were $28.4 million and $26.5 million, respectively, and were classified in property, plant and equipment, net, on the unaudited condensed consolidated balance sheets. The associated depreciation expense recognized during both the three months ended March 27, 2020 and March 29, 2019 was $1.5 million.

Product Royalty Revenues

The Company licenses certain rights to Amitiza to a third party in exchange for royalties on net sales of the product. The Company recognizes such royalty revenue as the related sales occur. The royalty rates consist of several tiers ranging from 18.0% to 26.0% with the royalty rate resetting every year. The associated royalty revenue recognized was as follows:

	Three Months Ended
	March 27, 2020	March 29, 2019
Royalty revenue	$15.6	$17.4

Contract Liabilities
The following table reflects the balance of the Company's contract liabilities at the end of each period:

	March 27, 2020	December 27, 2019
Accrued and other current liabilities	$4.7	$5.6
Other liabilities	0.6	0.6
Contract liabilities	$5.3	$6.2

Revenue recognized during the three months ended March 27, 2020 and March 29, 2019 from amounts included in contract liabilities at the beginning of the period was $2.3 million and $4.5 million, respectively, inclusive of the Company's wholly owned subsidiary BioVectra Inc. ("BioVectra), prior to the completion of the sale of this business in November 2019.

3.	Restructuring and Related Charges
During fiscal 2018 and 2016, the Company launched restructuring programs designed to improve its cost structure. Charges of $100.0 million to $125.0 million were provided for under each program. Each program generally commenced upon substantial completion of the previous program. In addition to the aforementioned programs, the Company has taken restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges by segment were as follows:

	Three Months Ended
	March 27, 2020	March 29, 2019
Specialty Brands	$—	$0.5
Specialty Generics	0.1	3.5
Corporate	(1.9)	0.2
Restructuring and related charges, net	(1.8)	4.2
Less: accelerated depreciation	—	—
Restructuring charges, net	$(1.8)	$4.2

Net restructuring and related charges by program were comprised of the following:

	Three Months Ended
	March 27, 2020	March 29, 2019
2018 Program	$0.1	$3.5
2016 Program	—	0.7
Acquisition Programs	(1.9)	—
Total charges expected to be settled in cash	$(1.8)	$4.2

The following table summarizes cash activity for restructuring reserves, substantially all of which related to contract termination costs, employee severance and benefits and exiting of certain facilities:

	2018 Program	2016 Program	Acquisition Programs	Total
Balance as of December 27, 2019	$2.7	$31.3	$0.2	$34.2
Charges	0.1	—	—	0.1
Changes in estimate	—	—	(1.9)	(1.9)
Cash payments	(2.5)	(30.5)	(0.2)	(33.2)
Currency translation and other	—	—	1.9	1.9
Balance as of March 27, 2020	$0.3	$0.8	$—	$1.1

As of March 27, 2020, net restructuring and related charges incurred cumulative to date were as follows:

	2018 Program	2016 Program
Specialty Brands	$3.0	$68.1
Specialty Generics	10.1	14.6
Corporate	2.0	28.9
	$15.1	$111.6

All of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets. Amounts paid in the future may differ from the amount currently recorded.

4.	Income Taxes
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act was a response to the market volatility and instability resulting from the coronavirus pandemic. It includes provisions to support individuals and businesses in the form of loans, grants, and tax changes among other types of relief. Estimates of the effects of the changes to the U.S. tax code have been incorporated into the Company’s three months ended March 27, 2020 provision for income taxes, as applicable.
The CARES Act income tax provisions applicable to the Company effective within the three months ended March 27, 2020 include, but are not limited to (1) carrybacks of certain net operating losses (“NOLs”) generated in tax years beginning after December 31, 2017 and before January 1, 2021 to the preceding five taxable years, (2) suspension of the 80.0% taxable income limitation for NOLs generated in tax years beginning after December 31, 2017 and before January 1, 2021, (3) increase in the limitation of the interest expense deduction under Internal Revenue Code §163(j) from 30.0% to 50.0% of adjusted taxable income for any taxable year beginning in 2019 or 2020, (4) expansion of the charitable contribution deduction limit to 25.0% of taxable income versus the previous 10.0% limitation for contributions made during 2020, and (5) acceleration of Alternative Minimum Tax credits being refunded incrementally in tax years 2018, 2019, 2020 and 2021 to recover the entire remaining balance in either the 2018 or 2019 tax year.
Accounting Standards Codification Topic 740, "Income Taxes," requires companies to recognize the effects of tax law changes in the period of enactment, which for the Company is the three months ended March 27, 2020. As a result of the CARES Act, the Company is able to carryback a portion of its estimated prior year U.S. Federal NOLs resulting in an anticipated cash tax refund of $91.5 million. A tax benefit of $11.5 million has been recognized primarily due to a remeasurement of the NOLs to the historical statutory tax rates. The carryback of the U.S. Federal NOLs has an ancillary effect on the Company’s unrecognized tax benefits, as disclosed below. These amounts may change when the Federal income tax return for the tax year ended September 27, 2019 is filed with the Internal Revenue Service ("IRS") no later than in the quarter ending September 25, 2020.
The Company recognized an income tax benefit of $18.9 million on a loss from continuing operations before income taxes of $75.6 million for the three months ended March 27, 2020, and an income tax benefit of $204.7 million on a loss from continuing operations before income taxes of $49.5 million for the three months ended March 29, 2019. This resulted in effective tax rates of 25.0% and 413.5% for the three months ended March 27, 2020 and March 29, 2019, respectively. The income tax benefit for the three months ended March 27, 2020 was comprised of $22.4 million of current tax benefit and $3.5 million of deferred tax expense. The deferred tax expense was predominantly comprised of deferred tax expense as a result of the CARES Act partially offset by deferred tax benefit related to previously acquired intangibles. The income tax benefit for the three months ended March 29, 2019 was comprised of $38.5 million of current tax expense and $243.2 million of deferred tax benefit. The deferred tax benefit was predominantly related to previously acquired intangibles as well as the reorganization of the Company's intercompany financing and associated legal entity ownership which eliminated the interest bearing deferred tax obligation.

The income tax benefit was $18.9 million for the three months ended March 27, 2020, compared with a tax benefit of $204.7 million for the three months ended March 29, 2019. The $185.8 million net decrease in the tax benefit included a decrease of $192.8 million attributed to the tax benefit from the reorganization of the Company's intercompany financing and associated legal entity ownership, a decrease in tax benefit of $6.0 million predominately attributed to changes in the timing, amount and jurisdictional mix of income, and a decrease of $1.4 million attributed to net restructuring, partially offset by an increase of $11.5 million attributed to the CARES Act, an increase of $1.7 million attributed to the gain on debt repurchased, and an increase of $1.2 million attributed to separation costs.
During the three months ended March 27, 2020, and fiscal 2019, the net cash payments for income taxes were $12.7 million and $30.7 million, respectively.
On August 5, 2019, the IRS proposed an adjustment to the taxable income of Mallinckrodt Hospital Products Inc. (“MHP”) (formerly known as Cadence Pharmaceuticals, Inc. ("Cadence")) as a result of its findings in the audit of MHP's tax year ended September 26, 2014. The proposed adjustment to taxable income of $871.0 million, excluding potential associated interest and penalties, is proposed as a multi-year adjustment and may result in a non-cash reduction of the Company's U.S. Federal net operating loss carryforward of $765.1 million. The Company strongly disagrees with the proposed adjustment, continues to engage in resolution discussions with the IRS audit team and intends to contest it through all available administrative and judicial remedies, which may take a number of years to conclude. See Note 11 for further details.
The Company's unrecognized tax benefits, excluding interest, totaled $418.9 million and $398.6 million as of March 27, 2020 and December 27, 2019, respectively. The net increase of $20.3 million primarily resulted from an increase to prior period tax positions of $25.1 million offset by a decrease related to releases due to a lapse of statute of limitations of $4.8 million. If favorably settled, $416.6 million of unrecognized tax benefits as of March 27, 2020 would benefit the effective tax rate, of which up to $20.0 million may be reported in discontinued operations. The total amount of accrued interest and penalties related to these obligations was $34.5 million and $32.9 million as of March 27, 2020 and December 27, 2019, respectively.
It is reasonably possible that within the next twelve months the unrecognized tax benefits could decrease by up to $95.5 million and the amount of related interest and penalties could decrease by up to $22.3 million as a result of payments or releases due to the resolution of various United Kingdom ("U.K.") and non-U.K. examinations, appeals and litigation and the expiration of various statutes of limitation.

5.	(Loss) Earnings per Share
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
The weighted-average number of shares outstanding used in the computations of basic and diluted (loss) earnings per share were as follows (in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
Basic	84.2	83.5
Dilutive impact of restricted share units and share options	—	1.1
Diluted	84.2	84.6

The computation of diluted weighted-average shares outstanding for the three months ended March 27, 2020 and March 29, 2019 excluded approximately 5.8 million shares and 3.2 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

6.	Inventories
Inventories were comprised of the following at the end of each period:

	March 27, 2020	December 27, 2019
Raw materials and supplies	$56.5	$62.7
Work in process	184.5	166.5
Finished goods	86.1	82.9
	$327.1	$312.1

7.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	March 27, 2020	December 27, 2019
Property, plant and equipment, gross	$1,902.7	$1,900.1
Less: accumulated depreciation	(1,024.5)	(1,003.6)
Property, plant and equipment, net	$878.2	$896.5

Depreciation expense was as follows:

	Three Months Ended
	March 27, 2020	March 29, 2019
Depreciation expense	$25.5	$24.8

8.	Intangible Assets

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
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	March 27, 2020		December 27, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,456.9	$4,018.5	$10,456.9	$3,822.8
License agreements	120.1	75.1	120.1	74.1
Trademarks	77.7	21.0	77.7	20.1
Total	$10,654.7	$4,114.6	$10,654.7	$3,917.0
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	245.3		245.3
Total	$280.3		$280.3

Intangible asset amortization expense
Intangible asset amortization expense was as follows:

	Three Months Ended
	March 27, 2020	March 29, 2019
Amortization expense	$197.6	$222.8

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of Fiscal 2020	$556.6
Fiscal 2021	657.6
Fiscal 2022	585.1
Fiscal 2023	581.1
Fiscal 2024	581.1

9.	Debt
Debt was comprised of the following at the end of each period:

	March 27, 2020		December 27, 2019
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
4.875% senior notes due April 2020	$614.8	$0.1	$614.8	$0.6
Term loan due September 2024	15.6	0.1	15.6	0.2
Term loan due February 2025	4.1	0.1	4.1	0.1
Total current debt	634.5	0.3	634.5	0.9
Long-term debt:
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% senior notes due August 2022	610.3	3.3	610.3	3.7
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% senior notes due April 2023	133.7	0.8	133.7	0.8
5.625% senior notes due October 2023	514.7	4.1	514.7	4.4
Term loan due September 2024	1,501.3	14.7	1,505.2	15.5
Term loan due February 2025	398.5	5.8	399.5	6.1
5.50% senior notes due April 2025	387.2	3.5	387.2	3.6
10.00% second lien senior notes due April 2025	322.9	9.4	322.9	9.9
Revolving credit facility	900.0	2.7	900.0	3.1
Total long-term debt	4,783.4	44.3	4,788.3	47.1
Total debt	$5,417.9	$44.6	$5,422.8	$48.0

As of March 27, 2020, the applicable interest rate and outstanding borrowings on the Company's variable-rate debt instruments were as follows:

	Applicable interest rate	Outstanding borrowings
Term loan due September 2024	4.69%	$1,516.9
Term loan due February 2025	4.70	402.6
Revolving credit facility	3.86	900.0

As of March 27, 2020, the Company was fully drawn on its $900.0 million revolving credit facility.

As of March 27, 2020, the Company continues to be in full compliance with the provisions and covenants associated with its debt agreements. The Company's debt instruments are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 27, 2019.

10.	Guarantees
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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of March 27, 2020 and December 27, 2019 was $15.7 million and $15.0 million, respectively, of which $12.9 million and $12.3 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value as of March 27, 2020 and December 27, 2019. As of March 27, 2020, the maximum future payments the Company could be required to make under these indemnification obligations were $70.2 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million and $18.9 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets as of March 27, 2020 and December 27, 2019, respectively.
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed in Note 11.
The Company is also liable for product performance; however, the Company believes, given the information currently available, that the ultimate resolution of any such claims will not have a material adverse effect on its financial condition, results of operations and cash flows.
As of March 27, 2020, the Company had various other letters of credit, guarantees and surety bonds totaling $32.7 million and restricted cash of $22.2 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

11.	Commitments and Contingencies
The Company is subject to various legal proceedings and claims, including patent infringement claims, product liability matters, personal injury, environmental matters, employment disputes, contractual disputes and other commercial disputes, including those described below. The Company believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these matters, the Company believes, unless otherwise indicated below, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.

Governmental Proceedings
Opioid-Related Matters
Since 2017, multiple U.S. states, counties, a territory, other governmental persons or entities and private plaintiffs have filed lawsuits against certain entities of the Company, as well as various other manufacturers, distributors, pharmacies, pharmacy benefit managers, individual doctors and/or others, asserting claims relating to defendants' alleged sales, marketing, distribution, reimbursement, prescribing, dispensing and/or other practices with respect to prescription opioid medications, including certain of the

Company's products. As of May 6, 2020, the cases the Company is aware of include, but are not limited to, approximately 2,531 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 261 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers; approximately 116 cases filed by individuals; approximately seven cases filed by schools and school boards; and 17 cases filed by the Attorneys General for New Mexico, Kentucky, Rhode Island, Georgia, Florida, Alaska, New York, Nevada, South Dakota, New Hampshire, Louisiana, Illinois, Mississippi, West Virginia, Puerto Rico, Ohio, and Idaho, with Idaho being the only state Attorney General to file in federal as opposed to state court. As of May 6, 2020, the Mallinckrodt defendants in these cases consist of Mallinckrodt plc and the following subsidiaries of Mallinckrodt plc: Mallinckrodt Enterprises LLC, Mallinckrodt LLC, SpecGx LLC, Mallinckrodt Brand Pharmaceuticals Inc., Mallinckrodt Inc., MNK 2011 Inc., and Mallinckrodt Enterprises Holdings, Inc. On November 22, 2019, the Delaware Attorney General filed a motion in the Superior Court of the State of Delaware to amend its complaint to add certain entities of the Company, which the court granted on December 18, 2019. The Delaware Attorney General has not yet filed its amended complaint. The Hawaii Attorney General filed a complaint against the Company on June 3, 2019. On December 27, 2019, the First Circuit Court entered a written order dismissing the Hawaii Attorney General's claims against all defendants without prejudice, finding that the allegations in the State's complaint failed to give notice of the claims against the defendants. Certain of the lawsuits have been filed as putative class actions.
Most pending federal lawsuits have been coordinated in a federal multi-district litigation (“MDL”) pending in the U.S. District Court for the Northern District of Ohio. The MDL court has issued a series of case management orders permitting motion practice addressing threshold legal issues in certain cases, allowing discovery, setting pre-trial deadlines and setting a trial date on October 21, 2019 for two cases originally filed in the Northern District of Ohio by Summit County and Cuyahoga County against opioid manufacturers, distributors, and pharmacies ("Track 1 Cases"). The counties claimed that opioid manufacturers' marketing activities changed the medical standard of care for treating both chronic and acute pain, which led to increases in the sales of their prescription opioid products. They also alleged that opioid manufacturers' and distributors' failure to maintain effective controls against diversion was a substantial cause of the opioid crisis. On September 30, 2019, the Company announced that Mallinckrodt plc, along with its wholly owned subsidiaries Mallinckrodt LLC and SpecGx LLC, had executed a definitive settlement agreement and release with Cuyahoga and Summit Counties in Ohio. The settlement fully resolves the Track 1 cases against all named Mallinckrodt entities that were scheduled to go to trial in October 2019 in the MDL. Under the agreement, the Company paid $24.0 million in cash on October 1, 2019. In addition, the Company will provide $6.0 million in generic products, including addiction treatment products, and will also provide a $0.5 million payment in two years in recognition of the counties' time and expenses. Further, in the event of a comprehensive resolution of government-related opioid claims, the Company has agreed that the two plaintiff counties will receive the value they would have received under such a resolution, less the payments described above. All named Mallinckrodt entities were dismissed with prejudice from the lawsuit. The value of the settlement should not be extrapolated to any other opioid-related cases or claims. On October 21, 2019, the MDL court issued a Stipulated Dismissal Order dismissing the claims against the remaining manufacturers and distributors pursuant to a settlement agreement, and severing the claims against the remaining pharmacy defendants to be heard in a subsequent trial, currently scheduled for November 9, 2020. Judge Polster issued Suggestions of Remand for City and County of San Francisco, California and City of Chicago, Illinois. Both cases have been remanded, respectively, to the Northern District of California and the Northern District of Illinois. Manufacturer defendants moved to dismiss the City of San Francisco action on April 20, 2020, which the Company joined. Additionally, all manufacturer defendants, including us, were severed from the “Track Two” MDL cases, City of Huntington and Cabell County Commission, West Virginia. Those cases have subsequently been remanded to the Southern District of West Virginia.
Other lawsuits remain pending in various state courts. In some jurisdictions, such as Arizona, California, Connecticut, Illinois, Massachusetts, New York, Pennsylvania, South Carolina, Texas, Utah and West Virginia, certain of the 231 state lawsuits have been consolidated or coordinated for pre-trial proceedings before a single court within their respective state court systems. State cases are generally at the pleading and/or discovery stage. Trials have been set in certain state cases, including in Alaska (January 4, 2021), Arizona (June 1, 2021), Georgia (January 24, 2022), Louisiana (July 19, 2021), New Mexico (September 7, 2021), Rhode Island (January 19, 2021), and West Virginia (March 22, 2021). The Circuit Court for Sullivan County, Tennessee continued the Staubus et al. v. Purdue Pharma, LP et al., No. C-41916 trial originally scheduled to begin on May 18, 2020 until August 17, 2020. During a status conference on February 26, 2020, the District Court for Clark County, Nevada continued the State of Nevada v. McKesson Corp., No. A-19-796755-B trial originally scheduled to begin on January 4, 2021. There is also a trial in Ohio scheduled to begin on August 10, 2020, but the parties have stipulated to moving the trial to March 2021 and are awaiting the court’s ruling. On April 2, 2020, the Texas court entered the parties’ joint motion to reschedule the date that the first of two bellwether trials would be ready for jury trial from January 19, 2021 to April 12, 2021. The Company is named in the alternate bellwether candidate. The date and candidates for the second bellwether trial have not yet been selected. On March 26, 2020, the Supreme Court of Tennessee granted defendants’ application for permission to appeal the judgment of the Tennessee Court of Appeals in Effler et al. v. Purdue Pharma, LP et al., No. 16596, which reversed the Circuit Court for Campbell County’s grant of defendants’ motion to dismiss plaintiffs’ claims under Tennessee’s Drug Dealer Liability Act (DDLA). A successful ruling from the Tennessee Supreme Court in Effler would also require dismissal of the DDLA claim brought by the district attorney general plaintiffs in Staubus et al. v. Purdue Pharma, LP et al., No. C-41916. The Staubus matter is currently set for trial in the Circuit Court for Sullivan County on August 17, 2020.

The lawsuits assert a variety of claims, including, but not limited to, public nuisance, negligence, civil conspiracy, fraud, violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) or similar state laws, violations of state Controlled Substances Acts or state False Claims Acts, product liability, consumer fraud, unfair or deceptive trade practices, false advertising, insurance fraud, unjust enrichment, negligence and negligent misrepresentation, and other common law and statutory claims arising from defendants' manufacturing, distribution, marketing and promotion of opioids and seek restitution, damages, injunctive and other relief and attorneys' fees and costs. The claims generally are based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid medications and/or an alleged failure to take adequate steps to prevent diversion.
Litigation Settlement. On February 25, 2020, the Company announced an agreement in principle on the terms of a global settlement that would resolve all opioid-related claims against the Company and its subsidiaries (“Litigation Settlement”). The Litigation Settlement would contemplate the filing of voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) by certain subsidiaries of Mallinckrodt plc operating the Specialty Generics business (the “Specialty Generics Subsidiaries”) and the establishment of a trust for the benefit of plaintiffs holding opioid-related claims against the Company (the “Opioid Claimant Trust”). Subject to the Settlement Closing (as defined below), the Company would make certain structured payments to the Opioid Claimant Trust. Pursuant to the terms of a channeling injunction and third-party release, which would be subject to court approval, all persons or entities asserting opioid-related claims against the Company would recover solely from the Opioid Claimant Trust on account of such claims. If the Settlement Closing occurs, all other claims against, and equity interests in, the Specialty Generics Subsidiaries would be unimpaired and it is expected that all contracts to which the Specialty Generics Subsidiaries are party would be assumed. The Litigation Settlement would provide for:

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

The terms of the Litigation Settlement included a number of conditions to its consummation (such consummation, the "Settlement Closing") such as, among other things, bankruptcy court approval of the bankruptcy plan effectuating the Litigation Settlement, the emergence of the Specialty Generics Subsidiaries from bankruptcy and:

•
the exchange of the 4.875% senior unsecured notes that had a maturity date of April 15, 2020 (the "2020 Notes") and the 5.75% senior unsecured notes due August 2022 (the "2022 Notes") into new secured notes on terms reasonably satisfactory to the Company;

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

•	the resolution of U.S. Department of Justice ("DOJ") civil and criminal claims against the Company on reasonable terms;

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

•
the entry of a judgment between the Company and the Centers for Medicare & Medicaid Services ("CMS") and the entry by the Company into any other legal judgments or settlements, each on such terms and at such levels as may be acceptable to the Company, such that the Company is able to make all payments required under the terms of the Litigation Settlement (such condition to the Litigation Settlement, the "Medicaid Lawsuit Condition");

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

As further described below, on March 16, 2020, the Company received an adverse decision from the federal district court for the District of Columbia ("D.C.") with respect to the Medicaid lawsuit, resulting in a failure of the Medicaid Lawsuit Condition. The Company is engaged in constructive dialogue with the plaintiff parties to the Litigation Settlement to address the impact of the court’s decision, but there can be no assurance that such dialogue will result in a modification of or amendment to the Litigation Settlement that will be satisfactory to all parties. In addition, at the time the Company announced the Litigation Settlement, the Company had planned to commence an exchange offer for the 2022 Notes pursuant to a support and exchange agreement, and to refinance the 2020 Notes with the proceeds of new term loans that were then contemplated to be obtained pursuant to a support agreement. Both agreements have since terminated. As further described in Note 14, on April 7, 2020, the Company entered into an exchange agreement with certain noteholders providing for the exchange of such noteholders’ holdings of 2020 Notes for new 10.00% first lien senior secured notes due 2025.
The Litigation Settlement was reached with a court-appointed plaintiffs' executive committee representing the interests of thousands of plaintiffs in the MDL and supported by a broad-based group of 48 state and U.S. Territory Attorneys General, including the New York State Attorney General. In connection with New York State’s support of the Litigation Settlement, on March 9, 2020, the State of New York and Suffolk County, together with Mallinckrodt LLC and SpecGx LLC, jointly filed a motion to sever, or remove, Mallinckrodt LLC and SpecGx LLC from the New York State opioid trial, which, as of March 10, 2020, has been postponed indefinitely due to the coronavirus. Nassau County opposed the motion. The motion to sever Mallinckrodt LLC and SpecGx LLC from the New York State trial is currently pending before the Supreme Court of New York, County of Suffolk.
As a result of the Litigation Settlement, the Company recorded an accrual for this contingency of $1,600.0 million related to the structured cash payments and $43.4 million related to the Settlement Warrants in the unaudited condensed consolidated balance sheet as of December 27, 2019. As of March 27, 2020, the Settlement Warrants were valued at $26.6 million. Refer to Note 12 for further information regarding the valuation of the Settlement Warrants.
Other Opioid-Related Matters. In addition to the lawsuits described above, certain entities of the Company have received subpoenas and civil investigative demands ("CID(s)") for information concerning the sale, marketing and/or distribution of prescription opioid medications and the Company's suspicious order monitoring programs, including from the U.S. DOJ and the Attorneys General for Missouri, New Hampshire, Kentucky, Washington, Alaska, South Carolina, Puerto Rico, New York, West Virginia, Indiana, the Divisions of Consumer Protection and Occupational and Professional Licensing of the Utah Department of Commerce, and the New York State Department of Financial Services. The Company has been contacted by the coalition of State Attorneys General investigating the role manufacturers and distributors may have had in contributing to the increased use of opioids in the U.S. On January 27, 2018, the Company received a grand jury subpoena from the U.S. Attorneys' Office (“USAO”) for the Southern District of Florida for documents related to the distribution, marketing and sale of generic oxymorphone products. On April 17, 2019, the Company received a grand jury subpoena from the USAO for the Eastern District of New York ("EDNY") for documents related to the sales and marketing of controlled substances, the policies and procedures regarding controlled substances, and other related documents. On June 4, 2019, the Company received a rider from the USAO for EDNY requesting additional documents regarding the Company's anti-diversion program. The Company is responding or has responded to these subpoenas, CIDs and any informal requests for documents.
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
The Attorneys General for Kentucky, Alaska, New York, New Hampshire, West Virginia and Puerto Rico have subsequently filed lawsuits against the Company. Similar subpoenas and investigations may be brought by others or the foregoing matters may be expanded or result in litigation. The Company intends to continue to vigorously defend itself in these matters. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these investigations and/or lawsuits.
On April 21, 2020, New York Governor Andrew Cuomo announced that the New York State Department of Financial Services had filed a Statement of Charges against Mallinckrodt, including allegations that it misrepresented the safety and efficacy of its branded and unbranded opioid products and downplayed the risks of negative outcomes to patients, resulting in claims for payment of medically unnecessary opioid prescriptions to commercial insurance companies. The Statement of Charges claims that Mallinckrodt violated Section 403 of the New York Insurance Law, which prohibits fraudulent insurance acts and includes penalties of up to $5,000 plus the amount of the fraudulent claim for each violation. It further alleges that Mallinckrodt violated Section 408 of the Financial

Services Law, which prohibits intentional fraud or intentional misrepresentation of a material fact with respect to a financial product or service and includes penalties of up to $5,000 per violation. The Department claims that each fraudulent prescription constitutes a separate violation of these laws. A hearing on the Statement of Charges is scheduled for August 24, 2020. The Company intends to continue to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.

Other Matters
Medicaid Lawsuit. In May 2019, the Company filed a lawsuit under the Administrative Procedure Act ("APA") in U.S. District Court for the District of Columbia ("Court") against the U.S. Department of Health and Human Services ("HHS") and CMS (collectively, the "Agency"). The dispute involves the base date average manufacturer price ("AMP") under the Medicaid Drug Rebate Program for Mallinckrodt's Acthar® Gel. A drug's “base date AMP” is used to calculate the Medicaid rebate amount payable by the drug's manufacturer to state Medicaid agencies when the drug is prescribed to Medicaid beneficiaries. At issue in the lawsuit is whether the U.S. Food and Drug Administration ("FDA")'s 2010 approval of a new drug application for use of Acthar Gel in treating infantile spasms rendered Acthar Gel eligible for a new base date AMP, as indicated by CMS's written communications in 2012. In May 2019, CMS indicated that if the Company failed to revert to use of the original base date AMP in its calculation of Acthar Gel Medicaid rebates, CMS would identify the Company as being out of compliance with its Medicaid Drug Rebate Program reporting requirements, among other potential actions, triggering certain negative consequences. As such, the Company filed a lawsuit alleging (i) that CMS has violated the Medicaid drug rebate statute, (ii) that CMS has violated its own regulations defining “single source drug,” (iii) that CMS has failed to adequately explain its change in position based on two letters that CMS sent Questcor Pharmaceuticals Inc. ("Questcor") in 2012 regarding the base date AMP for Acthar Gel, (iv) that CMS failed to give the Company fair notice of its latest position, and (v) that CMS should be prohibited from applying its new position retroactively. The Court held a hearing regarding this matter in August 2019.
In March 2020, the Company received an adverse decision from the Court, which upheld CMS' decision to reverse its previous determination of the base date AMP used to calculate Acthar Gel rebates. The Company intends to continue to vigorously defend itself in this matter and, on March 16, 2020, filed an Emergency Motion for Reconsideration and Stay of Entry of Judgment Pending Reconsideration Or, Alternatively, Injunction Pending Appeal. In response, the government has agreed that CMS will not require the Company to change the Medicaid rebate calculation for Acthar Gel until June 14, 2020, which will allow the Court time to decide the Company’s motion. Based on current Medicaid patient volume, the Company estimates the annualized prospective change to the Medicaid rebate calculation will reduce Acthar Gel annual net sales by roughly $90.0 million to $100.0 million. In the event the Court denies the motion, the Company intends to immediately appeal the decision to the U.S. Court of Appeals for the D.C. Circuit. The base date AMP would only be adjusted, if required, after conclusion of a stay, an appeal, or a settlement, as necessary. While the Company believes that its lawsuit has strong factual and legal bases, as of March 27, 2020, the potential for retroactive non-recurring charges could be up to approximately $640.0 million ("CMS" Retroactive Rebates"). Given the potential for either retroactive or prospective changes to the base date AMP, or a combination of both, and the Company's considerations of various alternatives to resolve this matter, including but not limited to settlement, the amount of loss cannot be reasonably estimated. As such, the Company has not recognized an accrual for this contingency in its financial results for the three months ended March 27, 2020.
Boston Civil Investigative Demand. In January 2019, the Company received a CID from the USAO for the District of Massachusetts for documents related to the Company's participation in the Medicaid Drug Rebate Program. The Company responded to the government's requests and cooperated with the investigation.
In March 2020, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint under the federal False Claims Act against the Company in which the DOJ has intervened alleging that the Company had failed to pay rebates for its Acthar Gel product. Other related legal proceedings involving the Company, including the litigation described as the Medicaid Lawsuit, are discussed above. By agreement of the parties, the Company has until July 10, 2020 to respond to the Complaint in Intervention. While the Company disagrees with the government’s characterization of the facts and applicable law and intends to vigorously defend itself in this matter. In the event that the Company does not prevail in its Medicaid Lawsuit the potential for damages in this matter could be up to approximately $1,280.0 million, after subtracting out potential restitution, related to the CMS Retroactive Rebates. Given the early nature of this litigation, the pending underlying dispute over Acthar’s base date AMP, which is driven by a different anchoring statute, and the Company's considerations of various alternatives to resolve this litigation, including but not limited to settlement, the Company does not currently believe a loss related to this matter is probable and the amount of loss cannot be reasonably estimated. As such, the Company has not recognized an accrual for this contingency in its financial results for the three months ended March 27, 2020.
Questcor EDPA Qui Tam Litigation. In September 2012, Questcor received a subpoena from the USAO for the Eastern District of Pennsylvania for information relating to its promotional practices related to Acthar Gel. The investigation eventually expanded to include Questcor's provision of financial and other support to patients, including through charitable foundations and related matters. The Company cooperated with the investigation. In March 2019, the U.S. District Court for the Eastern District of Pennsylvania unsealed two qui tam actions involving the allegations under investigation by the USAO for the Eastern District of Pennsylvania. The

DOJ intervened in both actions, which were later consolidated. In September 2019, the Company executed a settlement agreement with the DOJ for $15.4 million and finalized settlements with the three qui tam plaintiffs. These settlements were paid during the three months ended September 27, 2019 and resolve the portion of the investigation and litigation involving Questcor's promotional practices related to Acthar Gel. In June 2019, the DOJ filed its Complaint in Intervention in the litigation, alleging claims under the federal False Claim Act based on Questcor's relationship with and donations to an independent charitable patient co-pay foundation. The Company disagrees with the DOJ's characterization of the facts and applicable law. In January 2020, the court denied the Company's motion to dismiss the Complaint in Intervention. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.

Patent Litigation
INOmax® Patent Litigation: Praxair Distribution, Inc. and Praxair, Inc. (collectively “Praxair”). In February 2015, INO Therapeutics LLC and Ikaria, Inc., both subsidiaries of the Company, filed suit in the U.S. District Court for the District of Delaware against Praxair following receipt of a January 2015 notice from Praxair concerning its submission of an abbreviated new drug application ("ANDA") containing a Paragraph IV patent certification with the FDA for a nitric oxide drug product delivery system. In July 2016, the Company filed a second suit against Praxair in the U.S. District Court for the District of Delaware following receipt of a Paragraph IV notice concerning three additional patents recently added to the FDA Orange Book that was submitted by Praxair regarding its ANDA for its nitric oxide drug product delivery system. The infringement claims in the second suit were added to the original suit. In September 2016, the Company filed a third suit against Praxair in the U.S. District Court for the District of Delaware following receipt of a Paragraph IV notice concerning a fourth patent added to the FDA Orange Book that was submitted by Praxair regarding its ANDA for its nitric oxide drug product delivery system.
Trial for the suit filed in February 2015 was held in March 2017 and a decision was rendered September 5, 2017 that ruled five patents invalid and six patents not infringed. The Company appealed the decision to the Court of Appeals for the Federal Circuit. The oral arguments in the appeal occurred on February 6, 2019. Praxair received FDA approval of their ANDA for their Noxivent nitric oxide and clearance of their 510(k) for their NOxBOXi device on October 2, 2018. The appeal decision, issued on August 27, 2019, substantively affirmed the District Court decision with respect to the invalidity of the heart failure (HF) patents and the non-infringement of the delivery system infrared (DSIR) patents. The Company filed a petition for en banc review at the Federal Circuit on September 26, 2019, which the Federal Circuit denied on November 19, 2019. The Company filed a petition for a writ of certiorari with the United States Supreme Court on March 6, 2020 and the petition was denied on April 6, 2020. The adverse final outcome in the appeal of the Praxair litigation decision is expected to result in the broader-scale launch of a competitive nitric oxide product before the expiration of the last of the listed patents on May 3, 2036 (November 3, 2036 including pediatric exclusivity), which could adversely affect the Company's ability to successfully maximize the value of INOmax and have an adverse effect on its financial condition, results of operations and cash flows.
Ofirmev Patent Litigation: Baxter Healthcare Corporation. In March 2020, MHP and Mallinckrodt Hospital Products IP Limited, both subsidiaries of the Company, and New Pharmatop LP, the current owner of the U.S. patents licensed exclusively by the Company, filed suit in the U.S. District Court for the District of Delaware against Baxter Healthcare Corporation (“BHC”) alleging that BHC infringed U.S. Patent No. 6,992,218, U.S. Patent No. 9,399,012, U.S. Patent No. 9,610,265, U.S. Patent No. 9,987,238 and U.S. Patent No. 10,383,834 following receipt of a February 2020 notice from Baxter concerning its submission of an ANDA, containing a Paragraph IV patent certification with the FDA for a competing version of Ofirmev®. The Company intends to vigorously enforce its intellectual property rights relating to Ofirmev. On April 23, 2020, the parties entered into a settlement agreement under which BHC was granted the non-exclusive right to market a competing intravenous acetaminophen product in the U.S. under its ANDA on or after December 6, 2020, or earlier under certain circumstances.

Commercial and Securities Litigation
Health Care Service Corporation Litigation. In February 2020, Health Care Service Corporation (“HCSC”) filed a non-class complaint against the Company in California state court alleging improper pricing and distribution of Acthar Gel, in violation of the New Jersey RICO statute and various states’ antitrust laws. HCSC also brings claims against the Company for conspiracy to violate the New Jersey RICO statute, fraud, unlawful restraint of trade, unfair and deceptive trade practices, insurance fraud, tortious interference with contract and unjust enrichment. The case, which is proceeding as Health Care Service Corp. v. Mallinckrodt ARD LLC, alleges similar facts as those alleged in the Humana matter below. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
Local 322. In November 2019, the United Association of Plumbers & Pipefitters Local 322 of Southern New Jersey (“Local 322”) filed a putative class action complaint against the Company and other defendants in New Jersey state court on behalf of New Jersey and third party payers for alleged deceptive marketing and anti-competitive conduct related to the sale and distribution of Acthar Gel.

The complaint asserts claims under the New Jersey Consumer Fraud Act, the New Jersey Antitrust Act, the New Jersey RICO statute, negligent misrepresentation, conspiracy/aiding and abetting and unjust enrichment. The proposed class is defined as “All third-party payors and their beneficiaries (1) who are current citizens and residents of the State of New Jersey, and (2) who, for purposes other than resale, purchased or paid for Acthar Gel from August 27, 2007 through the present.” The Company intends to vigorously defend itself in this action and, in January 2020, after removing the complaint to federal court in New Jersey, moved to dismiss or stay the case. The Company’s motions to dismiss or stay remain pending.
Humana Litigation. In August 2019, Humana Inc. filed a lawsuit against the Company in the U.S. District Court for the Central District of California alleging violations of federal and state antitrust laws; racketeering violations under 18 U.S.C. § 1962(c); conspiracy to violate RICO under 18 U.S.C. § 1962(d); violations of state unfair competition, consumer fraud and deceptive trade practice laws; state insurance fraud; tortious interference with contract; and unjust enrichment related to the pricing of Acthar Gel. Humana alleges that it paid more than $700.0 million for Acthar Gel and seeks undisclosed damages from 2011 through present. The case alleges similar facts as those alleged in the MSP and Rockford matters below, and includes references to allegations at issue in a pending qui tam action against the Company in the U.S. District Court for the Eastern District of Pennsylvania (see Questcor EDPA Qui Tam Litigation above). The case is proceeding as Humana Inc. v. Mallinckrodt ARD LLC. In March 2020, the court granted-in-part and denied-in-part the Company's motion to dismiss Humana's claims. The court dismissed Humana's antitrust and tortious interference claims with leave to amend. The court denied the Company's motion to dismiss Humana's RICO and other fraud-based claims. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
Acument Global. In May 2019, Acument Global Technologies, Inc. ("Acument"), filed a non-class complaint against the Company and other defendants in Tennessee state court alleging violations of Tennessee Consumer Protection laws, unjust enrichment, fraud and conspiracy to defraud. The case alleges similar facts as those alleged in the MSP and Rockford matters below, and is captioned Acument Global Technologies, Inc., v. Mallinckrodt ARD Inc., et al. In February 2020, the court granted-in-part and denied-in-part the Company’s motion to dismiss. While the court dismissed Acument’s fraud-based claims and its claim under the Tennessee Consumer Protection Act, the court ruled that the antitrust and unjust enrichment claims may proceed. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
Local 542. In May 2018, the International Union of Operating Engineers Local 542 filed a non-class complaint against the Company and other defendants in Pennsylvania state court alleging improper pricing and distribution of Acthar Gel, in violation of Pennsylvania's Unfair Trade Practices and Consumer Protection law, aiding and abetting, unjust enrichment and negligent misrepresentation. The case alleges similar facts as the MSP and Rockford matters below, and is captioned Int'l Union of Operating Engineers Local 542 v. Mallinckrodt ARD Inc., et al. Plaintiff filed an amended complaint in August 2018, the Company's objections to which were denied by the court. Although the court temporarily stayed proceedings in January 2020, the court lifted the stay in February 2020. The Company intends to continue to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
Putative Class Action Litigation (MSP). In October 2017, a putative class action lawsuit was filed against the Company and United BioSource Corporation in the U.S. District Court for the Central District of California. Pursuant to a motion filed by the defendants, the case was transferred to the U.S. District Court for the Northern District of Illinois in January 2018, and is currently proceeding as MSP Recovery Claims, Series II, LLC, et al. v. Mallinckrodt ARD, Inc., et al. The Company filed a motion to dismiss in February 2018, which was granted in January 2019 with leave to amend. MSP filed the operative First Amended Class Action Complaint on April 10, 2019, in which it asserts claims under federal and state antitrust laws and state consumer protection laws and names additional defendants. The complaint alleges that the Company unlawfully maintained a monopoly in a purported ACTH product market by acquiring the U.S. rights to Synacthen® Depot ("Synacthen") and reaching anti-competitive agreements with the other defendants by selling Acthar Gel through an exclusive distribution network. The complaint purports to be brought on behalf of all third-party payers, or their assignees, in the U.S. and its territories, who have, as indirect purchasers, in whole or in part, paid for, provided reimbursement for, and/or possess the recovery rights to reimbursement for the indirect purchase of Acthar Gel from August 1, 2007 to present. In March 2020, the court granted the Company’s motion to dismiss with leave to amend. The Company intends to continue to vigorously defend itself in this matter.
Putative Class Action Litigation (Rockford). In April 2017, a putative class action lawsuit was filed against the Company and United BioSource Corporation in the U.S. District Court for the Northern District of Illinois. The case is captioned City of Rockford v. Mallinckrodt ARD, Inc., et al. The complaint was subsequently amended to, among other things, include an additional named plaintiff and additional defendants. As amended, the complaint purports to be brought on behalf of all self-funded entities in the U.S. and its Territories, excluding any Medicare Advantage Organizations, related entities and certain others, that paid for Acthar Gel from August 2007 to the present. Plaintiff alleges violations of federal antitrust and RICO laws, as well as various state law claims in connection with the distribution and sale of Acthar Gel. In January 2018, the Company filed a motion to dismiss the Second Amended Complaint, which was granted in part in January 2019. The court dismissed one of two named plaintiffs and all claims with the exception of Plaintiff's federal and state antitrust claims. The remaining allegation in the case is that the Company engaged in anti-competitive acts to artificially raise and maintain the price of Acthar Gel. To this end, Plaintiff alleges that the Company unlawfully maintained a monopoly in a purported ACTH product market by acquiring the U.S. rights to Synacthen and conspired with the other named defendants by selling Acthar Gel through an exclusive distributor. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.

Generic Price Fixing Litigation
Generic Pharmaceutical Antitrust MDL. In August 2016, a multidistrict litigation was established in the Eastern District of Pennsylvania relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (the "Generic Pricing MDL"). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. Since its establishment, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 100 generic pharmaceutical drugs. The Company was recently named in three cases associated with this litigation. A status conference is scheduled for May 14, 2020.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of March 27, 2020, it was probable that it would incur remediation costs in the range of $38.2 million to $87.0 million. The Company also concluded that, as of March 27, 2020, the best estimate within this range was $61.9 million, of which $1.3 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of March 27, 2020. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Mallinckrodt Veterinary, Inc., Millsboro, Delaware. The Company previously operated a facility in Millsboro, Delaware ("the Millsboro Site") where various animal healthcare products were manufactured. In 2005, the Delaware Department of Natural Resources and Environmental Control found trichloroethylene ("TCE") in the Millsboro public water supply at levels that exceeded the federal drinking water standards. Further investigation to identify the TCE plume in the ground water indicated that the plume has extended to property owned by a third party near the Millsboro Site. The Company, and another former owner, have assumed responsibility for the Millsboro Site cleanup under the Alternative Superfund Program administered by the Environmental Protection Agency ("EPA"). The companies have entered into three Administrative Orders on Consent ("AOC(s)") with the EPA to perform investigations to abate, mitigate or eliminate the release or threat of release of hazardous substances at the Millsboro Site and to conduct an Engineering Evaluation/Cost Analysis ("EE/CA") to characterize the nature and extent of the contamination. In January 2017, the EPA issued its Action Memorandum regarding the EE/CA. In March 2020, the EPA approved the Final Action Report documenting the remedial construction activities completed in accordance with Paragraph 8.12 of AOC 3 for Removal Response Action. The report recommended decommissioning the Directed Groundwater Recirculation system and commencing Long Term Monitoring. Upon receipt of the EPA approved Final Action Report, the Company believes, given the information currently available, that the ultimate resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of March 27, 2020, there were approximately 11,800 asbestos-related cases pending against the Company.

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

Internal Revenue Code Section 453A Interest
As a result of historical internal installment sales, the Company has reported Internal Revenue Code Section 453A interest on its tax returns on the basis of its interpretation of the U.S. Internal Revenue Code and Regulations. Alternative interpretations of these provisions could result in additional interest payable. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company's interpretation and maintains a corresponding liability of $47.4 million as of both March 27, 2020 and December 27, 2019. Favorable resolution of this uncertainty would likely result in a material reversal of this liability and a benefit being recorded to interest expense within the unaudited condensed consolidated statements of operations.

Tax Matters
The Company continues to be subject to examination by the IRS for tax years 2014 to 2018. In August 2019, the IRS proposed an adjustment to the taxable income of MHP as a result of its findings in the audit of MHP's tax year ended September 26, 2014. MHP, formerly known as Cadence, was acquired by the Company as a U.S. subsidiary in March 2014. Following the acquisition of Cadence, the Company transferred certain rights and risks in Ofirmev intellectual property (“Transferred IP”) to a wholly owned non-U.S. subsidiary of the Company. The transfer occurred at a price (“Transfer Price”) determined in conjunction with the Company's external advisors, in accordance with applicable Treasury Regulations and with reference to the $1,329.0 million taxable consideration paid by the Company to the shareholders of Cadence. The IRS asserts the value of the Transferred IP exceeds the value of the acquired Cadence shares and, further, partially disallows the Company's control premium subtraction. The proposed adjustment to taxable income of $871.0 million, excluding potential associated interest and penalties, is proposed as a multi-year adjustment and may result in a non-cash reduction of the Company's U.S. Federal net operating loss carryforward of $765.1 million. The Company strongly disagrees with the proposed increase to the Transfer Price, continues to engage in resolution discussions with the IRS audit team and intends to contest it through all available administrative and judicial remedies, which may take a number of years to conclude. The final outcome cannot be reasonably quantified at this time, however, the proposed adjustment may be material. The Company believes its reserve for income tax contingencies is adequate.

Other Matters
The Company is a defendant in a number of other pending legal proceedings relating to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations and cash flows.
The Company's legal proceedings and claims are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 27, 2019.

12.	Financial Instruments and Fair Value Measurements
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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	March 27, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$28.6	$19.3	$9.3	$—
Equity securities	29.2	29.2	—	—
	$57.8	$48.5	$9.3	$—

Liabilities:
Deferred compensation liabilities	$27.5	$—	$27.5	$—
Contingent consideration and acquired contingent liabilities	68.8	—	—	68.8
Settlement Warrants	26.6	—	—	26.6
	$122.9	$—	$27.5	$95.4

	December 27, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$30.6	$21.0	$9.6	$—
Equity securities	26.2	26.2	—	—
	$56.8	$47.2	$9.6	$—

Liabilities:
Deferred compensation liabilities	$39.2	$—	$39.2	$—
Contingent consideration and acquired contingent liabilities	69.3	—	—	69.3
Settlement Warrants	43.4	—	—	43.4
	$151.9	$—	$39.2	$112.7

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
Equity securities. Equity securities consist of shares in Silence Therapeutics plc, for which quoted prices are available in an active market; therefore, the investment is classified as level 1 and is valued based on quoted market prices reported on an internationally recognized securities exchange.
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
Contingent consideration and acquired contingent liabilities. As of March 27, 2020, the Company maintains various contingent consideration and acquired contingent liabilities associated with the acquisitions of Questcor, Stratatech Corporation ("Stratatech"), and Ocera Therapeutics, Inc. ("Ocera").
The contingent liability associated with the acquisition of Questcor pertains to the Company's license agreement with Novartis AG and Novartis Pharma AG (collectively "Novartis") related to Synacthen, otherwise known as the Company's development product MNK-1411. The fair value of the remaining contingent payments expected to be transferred was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the acquisition of Questcor to be $24.8 million and $24.5 million as of March 27, 2020 and December 27, 2019, respectively.
As part of the acquisition of Stratatech, the Company provided contingent consideration to the prior shareholders of Stratatech, primarily in the form of regulatory filing and approval milestones associated with the deep partial thickness and full thickness indications associated with StrataGraft®. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the acquisition of Stratatech to be $31.4 million and $29.0 million as of March 27, 2020 and December 27, 2019, respectively.
As part of the acquisition of Ocera, the Company provided contingent consideration to the prior shareholders of Ocera in the form of both patient enrollment clinical study milestones and sales-based milestones associated with MNK-6105 and MNK-6106. The Company determined the fair value of the contingent consideration based on an option pricing model to be $12.6 million and $15.8 million as of March 27, 2020 and December 27, 2019, respectively.
Of the total fair value of the contingent consideration of $68.8 million, $62.1 million was classified as current and $6.7 million was classified as non-current in the unaudited condensed consolidated balance sheet as of March 27, 2020. The following table summarizes the activity for contingent consideration:

Balance as of December 27, 2019	$69.3
Accretion expense	0.3
Fair value adjustments	(0.8)
Balance as of March 27, 2020	$68.8

Settlement Warrants. As a result of the Litigation Settlement, the Company is to issue Settlement Warrants upon emergence from the contemplated Chapter 11 process to the Opioid Claimant Trust to purchase ordinary shares of the Company with an eight year term at a strike price of $3.15 per ordinary share that would represent approximately 19.99% of the Company's fully diluted outstanding shares, including after giving effect to the exercise of the warrants, provided that such warrants may not be exercised during any calendar quarter in a quantity that would exceed 5.0% of the number of shares outstanding.
The fair value of the Settlement Warrants has been estimated using the Black-Scholes pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The expected volatility assumption is based on the historical and implied volatility of the Company's peer group with similar business models. The expected term assumption is based on the contractual term of the Settlement Warrants, including the maximum exercise restriction of 5.0% per calendar quarter, which resulted in the valuation of four separate tranches. The expected annual dividend per share is based on the Company's current intentions regarding payment of cash dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumed. The estimated fair value for the Settlement Warrants will be subject to revaluation at each balance sheet date with any changes in fair value recorded as a non-cash gain or (loss) in the consolidated statements of operations until the Settlement Warrants are issued, at which point they will be recorded as equity or as a liability based upon the facts and circumstances at the time of issuance.
The key assumptions used to estimate the fair value of the Settlement Warrants were as follows:

	March 27, 2020	December 27, 2019
Expected share price volatility	64.1%	54.4%
Weighted-average risk-free rate	0.6%	1.8%
Expected annual dividend per share	—%	—%
Weighted-average expected term (in years)	7.6	7.6
Share price	$2.23	$3.45

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of March 27, 2020 and December 27, 2019:

•
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $41.2 million and $31.7 million as of March 27, 2020 and December 27, 2019, (level 1), respectively, which was included in other assets on the unaudited condensed consolidated balance sheets.

•
The Company has received a portion of consideration as part of contingent earn-out payments related to the sale of the Nuclear Imaging business in the form of preferred equity certificates. These securities are classified as held-to-maturity and are carried at amortized cost, which approximates fair value (level 3), of $29.8 million and $18.9 million as of March 27, 2020 and December 27, 2019, respectively. These securities are included in other assets on the unaudited condensed consolidated balance sheets.

•
The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $51.0 million and $51.1 million as of March 27, 2020 and December 27, 2019, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.

•
The carrying value of the Company's revolving credit facility approximates the fair value due to the short-term nature of this instrument, and is therefore classified as level 1. The Company's 4.875%, 5.75%, 4.75%, 5.625%, 5.50% and 10.00% senior notes are classified as level 1, as quoted prices are available in an active market for these notes. Since the quoted market prices for the Company's term loans and 9.50% and 8.00% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	March 27, 2020		December 27, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
4.875% senior notes due April 2020	$614.8	$408.9	$614.8	$480.0
5.75% senior notes due August 2022	610.3	283.3	610.3	251.0
4.75% senior notes due April 2023	133.7	28.8	133.7	53.7
5.625% senior notes due October 2023	514.7	131.2	514.7	193.2
5.50% senior notes due April 2025	387.2	76.1	387.2	135.5
10.00% second lien senior notes due April 2025	322.9	221.9	322.9	253.8
Revolving credit facility	900.0	900.0	900.0	900.0
Level 2:
9.50% debentures due May 2022	10.4	5.2	10.4	5.4
8.00% debentures due March 2023	4.4	1.6	4.4	2.0
Term loan due September 2024	1,516.9	1,026.3	1,520.8	1,240.0
Term loan due February 2025	402.6	270.2	403.6	326.2
Total Debt	$5,417.9	$3,353.5	$5,422.8	$3,840.8

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended
	March 27, 2020	March 29, 2019
CuraScript, Inc.	24.6%	27.5%

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	March 27, 2020	December 27, 2019
AmerisourceBergen Corporation	31.1%	31.3%
McKesson Corporation	18.5	15.3
CuraScript, Inc.	*	12.1
*Accounts receivable attributable to this distributor were less than 10.0% of total gross accounts receivable during the respective period presented above.
The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended
	March 27, 2020	March 29, 2019
Acthar Gel	25.2%	28.3%
INOmax	21.3	19.1
Ofirmev	11.3	12.1

13.	Segment Data
The Company operates in two reportable segments, which are further described below:

•	Specialty Brands includes innovative specialty pharmaceutical brands; and

•	Specialty Generics includes niche specialty generic drugs and APIs.
All prior period segment information has been reclassified to reflect the realignment of the Company's reportable segments on a comparable basis, as previously discussed in Note 1.
Selected information by reportable segment was as follows:

	Three Months Ended
	March 27, 2020	March 29, 2019
Net sales:
Specialty Brands	$490.6	$604.2
Specialty Generics	175.2	186.4
Net sales	$665.8	$790.6
Operating (loss) income:
Specialty Brands	$212.2	$275.5
Specialty Generics	48.3	24.4
Segment operating income	260.5	299.9
Unallocated amounts:
Corporate and unallocated expenses (1)	(66.5)	(45.8)
Intangible asset amortization	(197.6)	(222.8)
Restructuring and related charges, net	1.8	(4.2)
Separation costs (2)	(21.3)	(11.7)
Opioid-related litigation settlement (3)	16.8	—
Operating (loss) income	$(6.3)	$15.4

(1)	Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.

(2)
These costs, which are included in SG&A expenses, primarily relate to professional fees, incremental costs incurred to build out the corporate infrastructure of the previously planned spin-off of the Company's Specialty Generics segment, costs incurred as the Company works to resolve opioid uncertainties, as well as rebranding initiatives associated with the Specialty Brands ongoing transformation.

(3)	Represents the change in the Settlement Warrants' fair value. Refer to Note 12 for further information regarding the valuations of the Settlement Warrants.

Net sales by product family within the Company's reportable segments were as follows:

	Three Months Ended
	March 27, 2020	March 29, 2019
Acthar Gel	$167.6	$223.9
INOmax	141.7	151.1
Ofirmev	74.9	95.6
Therakos	63.7	61.8
Amitiza (1)	41.1	53.0
Other (2)	1.6	18.8
Specialty Brands	490.6	604.2

Hydrocodone (API) and hydrocodone-containing tablets	26.5	17.4
Oxycodone (API) and oxycodone-containing tablets	16.9	16.5
Acetaminophen (API)	44.1	46.2
Other controlled substances	83.6	94.2
Other	4.1	12.1
Specialty Generics	175.2	186.4
Net sales	$665.8	$790.6

(1)	Amitiza consists of both product net sales and royalties. Refer to Note 2 for further details on Amitiza's revenues.

(2)	The three months ended March 29, 2019 includes $12.4 million of net sales related to BioVectra prior to the completion of the sale of this business in November 2019.

14.	Subsequent Events
Commitments and Contingencies
Certain litigation matters occurred during the three months ended March 27, 2020 or prior, but had subsequent updates through the issuance of this report. See further discussion in Note 11.

Financing Activities
2020 Notes
On April 7, 2020, the Company, Mallinckrodt International Finance S.A. and Mallinckrodt CB LLC ("the Issuers") entered into an exchange agreement (the “Exchange Agreement”) with certain third parties (collectively, the “Exchanging Holders”). Pursuant to the Exchange Agreement, the Exchanging Holders agreed to exchange with the Issuers, on April 7, 2020, their holdings of 2020 Notes issued by the Issuers (the “Existing Notes”) (consisting of approximately $495.0 million aggregate principal amount of the Existing Notes) for new 10.00% First Lien Senior Secured Notes due 2025 issued by the Issuers (the “First Lien 2025 Notes”), at a rate of $1,000 of First Lien 2025 Notes for every $1,000 of Existing Notes exchanged (such exchange, the “Exchange”). The Issuers and Exchanging Holders consummated the Exchange on April 7, 2020.
Interest on the First Lien 2025 Notes is payable semi-annually in cash on April 15th and October 15th of each year, commencing on October 15, 2020.
The Issuers may redeem some or all of the First Lien 2025 Notes prior to April 15, 2022 by paying a “make-whole” premium. The Issuers may redeem some or all of the First Lien 2025 Notes on or after April 15, 2022 at specified redemption prices. In addition, prior to April 15, 2022, the Issuers may redeem up to 40% of the aggregate principal amount of the First Lien 2025 Notes with the net proceeds of certain equity offerings. The Issuers may also redeem all, but not less than all, of the First Lien 2025 Notes at any time at a price of 100% of their principal amount, plus accrued and unpaid interest, if any, in the event the Issuers become obligated to pay additional amounts as a result of changes affecting certain withholding tax laws applicable to payments on the First Lien 2025 Notes.
The Issuers are obligated to offer to repurchase (a) all of the First Lien 2025 Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) First Lien 2025 Notes using asset sale proceeds at a price of 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These obligations are subject to certain qualifications and exceptions.

The First Lien 2025 Notes are subject to an indenture that contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the indenture could result in the acceleration of the First Lien 2025 Notes and could cause a cross-default that could result in the acceleration of other indebtedness of the Company and its subsidiaries.
The First Lien 2025 Notes are jointly and severally guaranteed, subject to certain exceptions, on a secured, unsubordinated basis by the Company and each of its subsidiaries (other than the Issuers) (the “Note Guarantors”) that guarantees the obligations under the Issuers’ existing senior secured credit facilities.
The First Lien 2025 Notes and the guarantees thereof are secured by liens on the same assets of the Issuers and the Note Guarantors that are subject to liens securing the existing senior secured credit facilities, subject to certain exceptions.
On April 15, 2020, the Company paid in full the remaining approximately $119.8 million in principal amount of outstanding 2020 Notes at the maturity thereof with cash on hand.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 27, 2019, filed with the United States ("U.S.") Securities and Exchange Commission ("SEC") on February 26, 2020 and within Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
During fiscal 2019, we experienced a change in our reportable segments, which primarily served to move the results related to Amitiza® to the Specialty Brands segment from the Specialty Generics segment. All prior period segment information has been recast to reflect the realignment of our reportable segments on a comparable basis.
For further information on our business and products, refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2019, filed with the SEC on February 26, 2020.

Significant Events
Opioid-Related Matters
As a result of the greater awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers by state and federal agencies. We, along with other opioid manufacturers, have been the subject of federal and state government investigations and enforcement actions, focused on the misuse and abuse of opioid medications in the U.S. Similar investigations may be initiated in the future. During the three months ended March 27, 2020 and March 29, 2019, we incurred $22.5 million and $19.4 million in opioid defense costs, respectively, which are included in selling, general and administrative ("SG&A") expenses.
Litigation Settlement
On February 25, 2020, we, certain of our subsidiaries operating the Specialty Generics business (the "Specialty Generics Subsidiaries") and certain other affiliates announced an agreement in principle on the terms of a global settlement that would resolve all opioid-related claims against us, which we refer to herein as the "Litigation Settlement." The Litigation Settlement was reached with a court-appointed plaintiffs' executive committee representing the interests of thousands of plaintiffs in the federal multi-district litigation ("MDL") and supported by a broad-based group of 48 state and U.S. Territory Attorneys General. The Litigation Settlement would contemplate the filing of voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") by the Specialty Generics Subsidiaries and the establishment of a trust for the benefit of plaintiffs holding opioid-related claims against Mallinckrodt (the "Opioid Claimant Trust"). Under the terms of the proposed settlement, which would become effective upon the Specialty Generics Subsidiaries' emergence from a contemplated Chapter 11 process, subject to court approval and other conditions, we would (1) make cash payments of $1,600.0 million in structured payments over eight years, beginning upon the Specialty Generics Subsidiaries' emergence from the completed Chapter 11 case, the substantial majority of which is expected to be contributed to the Opioid Claimant Trust and (2) issue warrants with an eight year term to the Opioid Claimant Trust exercisable at a strike price of

$3.15 per share to purchase our ordinary shares that would represent approximately 19.99% of our fully diluted outstanding shares, including after giving effect to the exercise of the warrants (the "Settlement Warrants"). As a result of the Litigation Settlement, we recorded an accrual for this contingency of $1,600.0 million related to the structured cash payments and $43.4 million related to the Settlement Warrants in the consolidated balance sheet as of December 27, 2019. During the three months ended March 27, 2020, we recorded a non-cash gain of $16.8 million as a result of the change in the Settlement Warrants' fair value.
The Litigation Settlement included a number of conditions, such as the outcome of our lawsuit against the U.S. Department of Health and Human Services ("HHS") and the Centers for Medicare & Medicaid Services ("CMS" and together with the HHS, the "Agency") regarding our calculation of Medicaid drug rebates for Acthar® Gel. As further described below and in Note 11 to the unaudited condensed consolidated financial statements, in March 2020, we received an adverse decision from the federal district court for the District of Columbia ("D.C.") with respect to the Medicaid lawsuit. We are engaged in constructive dialogue with the plaintiff parties to the Litigation Settlement to address the impact of the court’s decision, but there can be no assurance that such dialogue will result in a modification of or amendment to the Litigation Settlement that will be satisfactory to all parties.
The court-supervised process would also be expected to provide a fair, orderly, efficient and legally binding mechanism to resolve all opioid-related claims against the Company, Specialty Generics, and all of our other subsidiaries and related entities. Mallinckrodt plc and our Specialty Brands-related subsidiaries would not be part of the Chapter 11 filing. If the Litigation Settlement is consummated, it is expected that Mallinckrodt plc would receive the benefit of a "channeling injunction" that would provide for the release of all opioid-related claims that have been or could have been asserted against Mallinckrodt plc or our subsidiaries related to Specialty Generics' manufacture and sale of opioids prior to the time the Specialty Generics Chapter 11 plan becomes effective. All of our subsidiaries, including Specialty Generics, are operating as normal and would be expected to continue operating normally throughout the court-supervised process contemplated for Specialty Generics. If the Litigation Settlement is consummated, we currently expect that the Specialty Generics Subsidiaries would continue to be an indirect, wholly owned subsidiary of Mallinckrodt plc during and following emergence from the contemplated court-supervised process. Further discussion of the Litigation Settlement is included in Note 11 to the unaudited condensed consolidated financial statements.

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
During the three months ended March 27, 2020 and March 29, 2019, we incurred $21.3 million and $11.7 million in separation costs, respectively. These costs, which are included in SG&A expenses, primarily relate to professional fees, incremental costs incurred to build out the corporate infrastructure of the previously planned spin-off of the Specialty Generics business, costs incurred as we work to resolve opioid uncertainties, as well as rebranding initiatives associated with the Specialty Brands ongoing transformation.

Medicaid Lawsuit
In May 2019, we filed a lawsuit in federal district court against the Agency. This lawsuit is in response to a decision by CMS to require that we revert to the original base date average manufacturer price (“AMP”) used to calculate Medicaid drug rebates for Acthar Gel. In March 2020, we received an adverse decision from the court, which upheld CMS' decision to reverse its previous determination of the base date AMP used to calculate Acthar Gel rebates. We intend to continue to vigorously defend ourself in this matter and, on March 16, 2020, filed an Emergency Motion for Reconsideration and Stay of Entry of Judgment Pending Reconsideration Or, Alternatively, Injunction Pending Appeal. In response, the government has agreed that CMS will not require us to change the Medicaid rebate calculation for Acthar Gel until June 14, 2020, which will allow the court time to decide on our motion. Based on current Medicaid patient volume, we estimate the annualized prospective change to the Medicaid rebate calculation will reduce Acthar Gel annual net sales by roughly $90.0 million to $100.0 million. In the event the court denies the motion, we intend to immediately appeal the decision to the U.S. Court of Appeals for the D.C. Circuit. The base date AMP would only be adjusted, if required, after conclusion of a stay, an appeal, or a settlement, as necessary. While we believe that our lawsuit has strong factual and legal bases, as of March 27, 2020, the potential for retroactive non-recurring charges could be up to approximately $640.0 million. Given the potential for either retroactive or prospective changes to the base date AMP, or a combination of both, and our considerations of various alternatives to resolve this matter, including but not limited to settlement, the amount of loss cannot be reasonably estimated. As such, we have not recognized an accrual for this contingency in our financial results for the three months ended March 27, 2020. This matter is further described in Note 11 to the unaudited condensed consolidated financial statements.

Tax Matters
On August 5, 2019, the IRS proposed an adjustment to the taxable income of Mallinckrodt Hospital Products Inc. (“MHP”) as a result of its findings in the audit of MHP's tax year ended September 26, 2014. MHP, formerly known as Cadence Pharmaceuticals, Inc. (“Cadence”), was acquired as a U.S. subsidiary on March 19, 2014. Following the acquisition of Cadence, we transferred certain rights and risks in Ofirmev® intellectual property (“Transferred IP”) to one of our wholly owned non-U.S. subsidiaries. The transfer occurred at a price (“Transfer Price”) determined in conjunction with our external advisors, in accordance with applicable Treasury Regulations and with reference to the $1,329.0 million taxable consideration we paid to the shareholders of Cadence. The IRS asserts the value of the Transferred IP exceeds the value of the acquired Cadence shares and, further, partially disallows our control premium subtraction. The proposed adjustment to taxable income of $871.0 million, excluding potential associated interest and penalties, is proposed as a multi-year adjustment and may result in a non-cash reduction of our U.S. Federal net operating loss carryforward of $765.1 million. We strongly disagree with the proposed increase to the Transfer Price, continue to engage in resolution discussions with the IRS audit team and intend to contest it through all available administrative and judicial remedies, which may take a number of years to conclude. The final outcome cannot be reasonably quantified at this time, however, the proposed adjustment may be material. We believe our reserve for income tax contingencies is adequate.

Business Factors Influencing the Results of Operations
COVID-19 Business Update
The novel coronavirus ("COVID-19") pandemic has presented a substantial public health and economic challenge around the world. As we navigate the unprecedented challenges created by the COVID-19 pandemic, we remain committed to supporting our employees, customers, patients and the broader communities in which we operate.
Since the onset of the COVID-19 pandemic, we have continued to manufacture, supply and deliver our products largely without interruption. At present, we do not anticipate significant COVID-19-related manufacturing or supply chain disruptions, and we continue to evaluate our end-to-end supply chain and assess opportunities to refine our processes going forward.
We are supporting the fight against COVID-19 in a number of ways, including by partnering with Novoteris, LLC and Massachusetts General Hospital to study inhaled nitric oxide for use as a therapeutic option for COVID-19 patients; giving medically trained employees paid time off to volunteer to treat or care for COVID-19 patients; providing funding and therapies to hospitals to conduct treatment-related research; adapting certain of our manufacturing facilities to produce hand sanitizers for designated counties, state health departments and emergency operation distribution centers located in states where we have operations; donating excess personal protective equipment (PPE) and other resources to healthcare providers, first responders, and medical facilities; and partnering with advocacy groups to help mitigate the impact of the pandemic on patients.
We expect the coming months to be challenging due to the impact of COVID-19, as some of our products are sensitive to reduced numbers of surgical procedures and doctor visits. Our business performance started to be impacted by COVID-19 at the end of the first quarter, and we expect this impact will be more significant in the second quarter. The ultimate business impact will largely be determined by the return to work guidance issued by international, national, and local governments and health officials and organizations. We are monitoring the demand for our products, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on a product, such as Acthar Gel, due to the limited ability of our sales representatives to meet with physicians and patients to visit their doctors and pharmacists to receive prescriptions for certain of our products. In addition, due to the deprioritization of non-critical medical treatment in the face of this pandemic, demand for other of our products, such as Ofirmev, may be negatively affected. We may also experience reduced demand for Therakos due to immunosuppressed patients who have been instructed to stay-at-home during the COVID-19 pandemic. As a result, we expect that net sales for Therakos during the three months ending June 26, 2020 could be down by roughly $20.0 million to $30.0 million as compared to net sales of $63.7 million recognized for this product during the three months ended March 27, 2020. Furthermore, while we are supporting the continuation of ongoing patients in our clinical trials, as much as possible, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials.
Given the rapid and evolving nature of the COVID-19 virus, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. For additional information on the various risks posed by the COVID-19 pandemic, please read Part II, Item 1A. Risk Factors included in this report.

Specialty Brands
Net sales of Acthar Gel for the three months ended March 27, 2020 decreased $56.3 million, or 25.1%, to $167.6 million driven primarily by continued reimbursement challenges impacting new and returning patients and continued payer scrutiny on overall specialty pharmaceutical spending; and reduced patient demand due to COVID-19 stay-at-home orders.
Research and Development
We devote significant resources to research and development ("R&D") of products and proprietary drug technologies. We incurred R&D expenses of $77.4 million and $85.3 million for the three months ended March 27, 2020 and March 29, 2019, respectively. We expect to continue to pursue targeted investments in R&D activities, both for existing products and the development of new portfolio assets. We intend to focus our R&D investments in the specialty pharmaceuticals areas, specifically investments to support our Specialty Brands business, where we believe there is the greatest opportunity for growth and profitability.
We have completed the Phase 3 clinical studies for two of our development programs, terlipressin for the treatment of hepatorenal syndrome (HRS) type 1 and StrataGraft® for the treatment of deep partial thickness burns, both of which had positive top line results. In March 2020, we submitted the new drug application ("NDA") filing to the U.S. Food and Drug Administration ("FDA") for terlipressin, and in April 2020 the FDA accepted the NDA for review. Upon approval, we would be responsible for a one-time milestone payment related to terlipressin of $12.5 million. In April 2020, we initiated a rolling submission of a biologics license application filing to the FDA for StrataGraft, and we expect to complete the submission in the coming months. As part of the contingent consideration included in our acquisition of StrataGraft, we are responsible for a $20.0 million payment upon acceptance of our submission by the FDA and another $20.0 million upon approval.

Specialty Generics
Net sales from the Specialty Generics segment decreased $11.2 million or 6.0% to $175.2 million for the three months ended March 27, 2020 compared to $186.4 million for the three months ended March 29, 2019, primarily driven by a now-resolved, short-term disruption in the manufacturing of acetaminophen, which was unrelated to COVID-19.

Results of Operations
Three Months Ended March 27, 2020 Compared with Three Months Ended March 29, 2019
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019	Percentage Change
U.S.	$587.9	$679.7	(13.5)%
Europe, Middle East and Africa	60.6	74.8	(19.0)
Other geographic areas	17.3	36.1	(52.1)
Net sales	$665.8	$790.6	(15.8)

Net sales for the three months ended March 27, 2020 decreased $124.8 million, or 15.8%, to $665.8 million, compared with $790.6 million for the three months ended March 29, 2019. This decrease was primarily driven by the decrease in net sales of Acthar Gel, Ofirmev, Amitiza and INOmax®. In addition, Other Specialty Brands products during the three months ended March 29, 2019 includes $12.4 million of net sales related to BioVectra Inc. ("BioVectra") prior to the completion of the sale of this business in November 2019. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating (Loss) Income
Gross profit. Gross profit for the three months ended March 27, 2020 decreased $51.3 million, or 15.3%, to $283.8 million, compared with $335.1 million for the three months ended March 29, 2019, due in part to the $124.8 million decrease in net sales. Gross profit margin was 42.6% for the three months ended March 27, 2020, compared with 42.4% for the three months ended March 29, 2019. The decrease in gross profit was primarily due to the decrease in net sales over the period. The increase in gross profit margin was primarily attributable to a change in product mix, as well as a $24.2 million decrease in amortization expense for the Ofirmev intangible asset resulting from a change to an accelerated amortization method during the three months ended March

29, 2019. In addition, the three months ended March 29, 2019 included amortization expense for inventory fair value adjustments related to Amitiza of $10.0 million, which was fully amortized during the first quarter of 2019.
Selling, general and administrative expenses. SG&A expenses for the three months ended March 27, 2020 were $231.1 million, compared with $230.2 million for the three months ended March 29, 2019, an increase of $0.9 million, or 0.4%. This increase was primarily attributable to a $9.6 million increase in separation costs for the three months ended March 27, 2020 compared to the three months ended March 29, 2019 and increased legal fees related to the opioid defense costs and the Medicaid lawsuit. These were partially offset by decreased consulting and professional fees and cost benefits gained from restructuring actions, including lower employee compensation costs, as well as a $0.8 million decrease in the fair value of our contingent consideration liabilities during the three months ended March 27, 2020 compared to a $5.5 million increase in fair value during the three months ended March 29, 2019. As a percentage of net sales, SG&A expenses were 34.7% and 29.1% for the three months ended March 27, 2020 and March 29, 2019, respectively.
Research and development expenses. R&D expenses decreased $7.9 million, or 9.3%, to $77.4 million for the three months ended March 27, 2020, compared with $85.3 million for the three months ended March 29, 2019. This decrease was driven by the completion of certain development programs during fiscal 2019. The Company continues to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 11.6% and 10.8% for the three months ended March 27, 2020 and March 29, 2019, respectively.
Restructuring charges, net. During the three months ended March 27, 2020 we recognized a net benefit of $1.8 million related to the final settlement of certain lease termination costs. During the three months ended March 29, 2019, we incurred $4.2 million of restructuring and related charges, net, primarily related to employee severance and benefits.
Opioid-related litigation settlement. During the three months ended March 27, 2020, we recorded a non-cash gain of $16.8 million as a result of the change in the Settlement Warrants' fair value primarily driven by a decline in the value of our share price. For further information, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.

Non-Operating Items
Interest expense and interest income. During the three months ended March 27, 2020 and March 29, 2019, net interest expense was $71.0 million and $81.2 million, respectively. This decrease was primarily attributable to a lower average outstanding debt balance during the three months ended March 27, 2020, which yielded a decrease in interest expense of $9.0 million. The Company recognized interest income of $3.5 million and $1.5 million during the three months ended March 27, 2020 and March 29, 2019, respectively.
Other income, net. During the three months ended March 27, 2020 and March 29, 2019, we recorded other income, net, of $1.7 million and $16.3 million, respectively. The three months ended March 27, 2020 included a $3.0 million unrealized gain on the equity securities, net of foreign currency loss, related to our investment in Silence Therapeutics plc, partially offset by losses on intercompany financing, foreign currency transactions and related hedging instruments. The three months ended March 29, 2019 included a gain on debt repurchased of $14.9 million and royalty income, partially offset by a write-off of unamortized debt discount and fees.
Income tax benefit. We recognized an income tax benefit of $18.9 million on a loss from continuing operations before income taxes of $75.6 million for the three months ended March 27, 2020, and an income tax benefit of $204.7 million on a loss from continuing operations before income taxes of $49.5 million for the three months ended March 29, 2019. This resulted in effective tax rates of 25.0% and 413.5% for the three months ended March 27, 2020 and March 29, 2019, respectively. The income tax benefit for the three months ended March 27, 2020 was comprised of $22.4 million of current tax benefit and $3.5 million of deferred tax expense. The deferred tax expense was predominantly comprised of deferred tax expense as a result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act enacted by the U.S. government in March 2020, and partially offset by deferred tax benefit related to previously acquired intangibles. The income tax benefit for the three months ended March 29, 2019 was comprised of $38.5 million of current tax expense and $243.2 million of deferred tax benefit. The deferred tax benefit was predominantly related to previously acquired intangibles as well as the reorganization of our intercompany financing and associated legal entity ownership, which eliminated the interest bearing deferred tax obligation.
The income tax benefit was $18.9 million for the three months ended March 27, 2020, compared with a tax benefit of $204.7 million for the three months ended March 29, 2019. The $185.8 million net decrease in the tax benefit included a decrease of $192.8 million attributed to the tax benefit from the reorganization of our intercompany financing and associated legal entity ownership, a decrease in tax benefit of $6.0 million predominately attributed to changes in the timing, amount and jurisdictional mix of income, and a decrease of $1.4 million attributed to net restructuring, partially offset by an increase of $11.5 million attributed to the CARES Act, an increase of $1.7 million attributed to the gain on debt repurchased, and an increase of $1.2 million attributed to separation costs.

Income (loss) from discontinued operations, net of income taxes. We recorded income from discontinued operations of $6.5 million and loss from discontinued operations of $0.3 million during the three months ended March 27, 2020 and March 29, 2019, respectively. The income during the three months ended March 27, 2020 primarily related to the receipt of contingent consideration associated with the sale of the Nuclear Imaging business. The remaining activity in both periods related to various post-sale adjustments associated with our previous divestitures.

Segment Results
Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items may include, but are not limited to, intangible asset amortization, net restructuring and related charges, non-restructuring impairment charges, separation costs and changes related to the opioid-related litigation settlement. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating (loss) income and in the reconciliations presented below. Selected information by business segment is as follows:

Three Months Ended March 27, 2020 Compared with Three Months Ended March 29, 2019
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019	Percentage Change
Specialty Brands	$490.6	$604.2	(18.8)%
Specialty Generics	175.2	186.4	(6.0)
Net sales	$665.8	$790.6	(15.8)

Specialty Brands. Net sales for the three months ended March 27, 2020 decreased $113.6 million to $490.6 million, compared with $604.2 million for the three months ended March 29, 2019. The decrease in net sales compared with the three months ended March 29, 2019 was primarily driven by a $56.3 million, or 25.1% decrease in Acthar Gel net sales, as previously discussed, a $20.7 million or 21.7% decrease in Ofirmev net sales and an $11.9 million or 22.5% decrease in Amitiza net sales, both of which were primarily driven by volume. In addition, Other Specialty Brands products during the three months ended March 29, 2019 includes $12.4 million of net sales related to BioVectra prior to the completion of the sale of this business in November 2019.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019	Percentage Change
U.S.	$444.7	$531.2	(16.3)%
Europe, Middle East and Africa	32.5	40.8	(20.3)
Other	13.4	32.2	(58.4)
Net sales	$490.6	$604.2	(18.8)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019	Percentage Change
Acthar Gel	$167.6	$223.9	(25.1)%
INOmax	141.7	151.1	(6.2)
Ofirmev	74.9	95.6	(21.7)
Therakos	63.7	61.8	3.1
Amitiza	41.1	53.0	(22.5)
Other	1.6	18.8	(91.5)
Specialty Brands	$490.6	$604.2	(18.8)

Specialty Generics. Net sales for the three months ended March 27, 2020 decreased $11.2 million, or 6.0%, to $175.2 million, compared with $186.4 million for the three months ended March 29, 2019. The decrease in net sales was primarily driven by decreases in other controlled substances and other products of $10.6 million and $8.0 million, respectively. These decreases were partially offset by a $9.1 million or 52.3% increase in net sales for hydrocodone-related products compared to the three months ended March 29, 2019.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019	Percentage Change
U.S.	$143.2	$148.5	(3.6)%
Europe, Middle East and Africa	28.1	34.0	(17.4)
Other	3.9	3.9	—
Net sales	$175.2	$186.4	(6.0)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$26.5	$17.4	52.3%
Oxycodone (API) and oxycodone-containing tablets	16.9	16.5	2.4
Acetaminophen (API)	44.1	46.2	(4.5)
Other controlled substances	83.6	94.2	(11.3)
Other	4.1	12.1	(66.1)
Specialty Generics	$175.2	$186.4	(6.0)

Operating (Loss) Income
Operating income by segment and as a percentage of segment net sales were as follows (dollars in millions):

	Three Months Ended
	March 27, 2020		March 29, 2019
Specialty Brands (1)	$212.2	43.3%	$275.5	45.6%
Specialty Generics	48.3	27.6	24.4	13.1
Segment operating income	260.5	39.1	299.9	37.9
Unallocated amounts:
Corporate and unallocated expenses	(66.5)		(45.8)
Intangible asset amortization	(197.6)		(222.8)
Restructuring and related charges, net	1.8		(4.2)
Separation costs	(21.3)		(11.7)
Opioid-related litigation settlement (2)	16.8		—
Total operating (loss) income	$(6.3)		$15.4

(1)	Includes $10.0 million of inventory fair-value step up expense, primarily related to Amitiza, during the three months ended March 29, 2019.

(2)	Represents the change in the Settlement Warrants' fair value. Refer to Note 12 for further information regarding the valuations of the Settlement Warrants.
Specialty Brands. Operating income for the three months ended March 27, 2020 decreased $63.3 million to $212.2 million, compared with $275.5 million for the three months ended March 29, 2019. Operating margin decreased to 43.3% for the three months ended March 27, 2020, compared with 45.6% for the three months ended March 29, 2019. The decrease in operating income and margin includes a $77.6 million decrease in gross profit primarily driven by the decrease in net sales over the same period partially offset by an increase in gross profit margin to 83.3% for the three months ended March 27, 2020, compared with 80.5% for the three months ended March 29, 2019. The increased gross profit margin was driven by a change in product mix, as well as an additional $10.0 million of amortization expense during the three months ended March 29, 2019 for inventory fair value adjustments related to Amitiza, which was fully amortized during the first quarter of 2019. The decrease in gross profit was partially offset by a $9.0 million decrease in SG&A expenses compared to the three months ended March 29, 2019, primarily due to cost benefits gained from restructuring actions, including lower employee compensation costs, lower consulting and professional fees and a decrease in R&D expenses of $5.4 million.
Specialty Generics. Operating income for the three months ended March 27, 2020 increased $23.9 million to $48.3 million, compared with $24.4 million for the three months ended March 29, 2019. Operating margin increased to 27.6% for the three months ended March 27, 2020, compared with 13.1% for the three months ended March 29, 2019. As a result of the Litigation Settlement announced during the three months ended March 27, 2020, the corresponding opioid defense costs are considered to be non-recurring; therefore, such costs will be excluded from segment operating income and presented as a corporate and unallocated expense on a go-forward basis until effectuation of the Litigation Settlement. In comparison, there were $19.4 million of opioid defense costs reflected in operating income during the three months ended March 29, 2019. The remaining increase in operating income and margin was primarily due to an increase in gross profit primarily driven by product mix.
Corporate and unallocated expenses. Corporate and unallocated expenses were $66.5 million and $45.8 million for the three months ended March 27, 2020 and March 29, 2019, respectively. This increase was primarily driven by opioid defense costs of $22.5 million being presented as a corporate and unallocated expense beginning during the three months ended March 27, 2020, as a result of the Litigation Settlement, as previously discussed.

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
Furthermore, from time to time, we may seek to enter into certain transactions to extend the maturities of our outstanding indebtedness. For example, on April 7, 2020, we announced the completion of the exchange of a portion of our 4.875% senior secured notes that had a maturity date of April 15, 2020 (the "2020 Notes") as discussed further in "Debt and Capitalization" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
Net cash from:
Operating activities	$53.7	$164.5
Investing activities	(16.7)	(39.4)
Financing activities	(8.9)	(248.4)
Effect of currency exchange rate changes on cash and cash equivalents	(1.5)	0.3
Net increase (decrease) in cash and cash equivalents	$26.6	$(123.0)

Operating Activities
Net cash provided by operating activities of $53.7 million for the three months ended March 27, 2020 was primarily attributable to a net loss of $50.2 million, adjusted for non-cash items of $215.9 million, driven by depreciation and amortization of $223.1 million, partially offset by a non-cash gain of $16.8 million as a result of the change in the Settlement Warrants' fair value. Net investment in working capital utilized $112.0 million of cash from operating activities. Included within this change in working capital were an $85.2 million net cash outflow related to other assets and liabilities including a $42.0 million decrease in accrued payroll liabilities and a $35.0 million decrease in restructuring liabilities, primarily driven by the settlement and payment of contract termination costs related to the production of Raplixa. Also driving the net investment in working capital was a $34.9 million increase in net receivables related to income taxes, a $22.9 million decrease in accounts payable and an $18.4 million increase in inventory. This was partially offset by a $49.4 million decrease in accounts receivable.
Net cash provided by operating activities of $164.5 million for the three months ended March 29, 2019 was primarily attributable to net income of $154.9 million, adjusted for non-cash items of $17.0 million driven by depreciation and amortization of $247.6 million, partially offset by $243.2 million related to a reduction in our deferred income tax liabilities and a $7.4 million outflow from net investment in working capital. Included within this change in working capital were a $68.1 million net cash outflow related to other assets and liabilities and a $7.1 million decrease in accounts payable, partially offset by a $48.7 million increase in accounts receivable and a $19.8 million increase in net payables related to income taxes.

Investing Activities
Net cash used in investing activities was $16.7 million for the three months ended March 27, 2020, compared with $39.4 million for the three months ended March 29, 2019. The $22.7 million change is primarily attributable to the $19.9 million decrease in capital expenditures. Under our term loan credit agreement, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loan. For further information, refer to "Debt and Capitalization" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities
Net cash used in financing activities was $8.9 million for the three months ended March 27, 2020, compared with $248.4 million for the three months ended March 29, 2019. The $239.5 million decrease in cash outflows was attributable to a $243.8 million decrease in debt repayments, net of issuances, and a $0.5 million decrease in shares repurchased. Our current year debt repayments included $4.9 million in aggregate payments on our variable-rate term loans. The significant components of our debt repayments during the three months ended March 29, 2019 included aggregate debt repayments of $276.5 million on our variable-rate term loans, and open market debt repurchases that aggregated to a total principal amount of $172.0 million. These repayments were partially offset by a net draw of $185.0 million on our revolving credit facility.

Debt and Capitalization
As of March 27, 2020, the total debt principal was $5,417.9 million, of which $634.5 million was classified as current. The total debt principal as of March 27, 2020 was comprised of the following:

Variable-rate instruments:
Term loan due September 2024	$1,516.9
Term loan due February 2025	402.6
Revolving credit facility	900.0
Fixed-rate instruments	2,598.4
Debt principal	$5,417.9
The variable-rate term loan interest rates are based on the London Inter-bank Offered Rate ("LIBOR"), subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the principal amount. As of March 27, 2020, our fixed-rate instruments have a weighted-average interest rate of 5.98% and pay interest at various dates throughout the fiscal year. As of March 27, 2020, we were fully drawn on our $900.0 million revolving credit facility.
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
2020 Notes
On April 7, 2020, we and Mallinckrodt International Finance S.A. and Mallinckrodt CB LLC, two of our wholly owned subsidiaries ( “Issuers”), entered into an exchange agreement (the “Exchange Agreement”) with certain third parties (collectively, the “Exchanging Holders”). Pursuant to the Exchange Agreement, the Exchanging Holders agreed to exchange with the Issuers, on April 7, 2020, their holdings of the 2020 Notes issued by the Issuers (the “Existing Notes”) (consisting of approximately $495.0 million aggregate principal amount of the Existing Notes) for new 10.00% First Lien Senior Secured Notes due 2025 issued by the Issuers (the “First Lien 2025 Notes”), at a rate of $1,000 of First Lien 2025 Notes for every $1,000 of Existing Notes exchanged (such exchange, the “Exchange”). The Issuers and Exchanging Holders consummated the Exchange on April 7, 2020.
Interest on the First Lien 2025 Notes is payable semi-annually in cash on April 15th and October 15th of each year, commencing on October 15, 2020.
The Issuers may redeem some or all of the First Lien 2025 Notes prior to April 15, 2022 by paying a “make-whole” premium. The Issuers may redeem some or all of the First Lien 2025 Notes on or after April 15, 2022 at specified redemption prices. In addition, prior to April 15, 2022, the Issuers may redeem up to 40% of the aggregate principal amount of the First Lien 2025 Notes with the net proceeds of certain equity offerings. The Issuers may also redeem all, but not less than all, of the First Lien 2025 Notes at any time at a price of 100% of their principal amount, plus accrued and unpaid interest, if any, in the event the Issuers become obligated to pay additional amounts as a result of changes affecting certain withholding tax laws applicable to payments on the First Lien 2025 Notes.
The Issuers are obligated to offer to repurchase (a) all of the First Lien 2025 Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) First Lien 2025 Notes using asset sale proceeds at a price of 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These obligations are subject to certain qualifications and exceptions.
The First Lien 2025 Notes are subject to an indenture that contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the indenture could result in the acceleration of the First Lien 2025 Notes and could cause a cross-default that could result in the acceleration of our other indebtedness.
The First Lien 2025 Notes are jointly and severally guaranteed, subject to certain exceptions, on a secured, unsubordinated basis by us and each of our subsidiaries (other than the Issuers) (the “Note Guarantors”) that guarantees the obligations under the Issuers’ existing senior secured credit facilities.
The First Lien 2025 Notes and the guarantees thereof are secured by liens on the same assets of the Issuers and the Note Guarantors that are subject to liens securing the existing senior secured credit facilities, subject to certain exceptions.
As of March 27, 2020, we were, and expect to remain, in full compliance with the provisions and covenants associated with our debt agreements.

On April 15, 2020, we paid in full the remaining approximately $119.8 million in principal amount of outstanding 2020 Notes at the maturity thereof with cash on hand.

Commitments and Contingencies
Legal Proceedings
See Note 11 of the notes to the unaudited condensed consolidated financial statements for a description of the legal proceedings and claims as of March 27, 2020.

Guarantees
In disposing of assets or businesses, we have historically provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. These representations, warranties and indemnities are discussed in Note 10 of the notes to the unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of March 27, 2020, we had various letters of credit, guarantees and surety bonds totaling $32.7 million. There has been no change in our off-balance sheet arrangements during the three months ended March 27, 2020.

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
We believe that our accounting policies for revenue recognition, intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended March 27, 2020, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2019.

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "anticipate," "estimate," "predict," "potential," "continue," "may," "should" or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements.
The risk factors included within Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 27, 2019 and within Part II, Item 1A of this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of March 27, 2020, our outstanding debt included $1,919.5 million variable-rate debt on our senior secured term loans and $900.0 million outstanding borrowings on our senior secured revolving credit facility. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $7.0 million.
The remaining outstanding debt as of March 27, 2020 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of income is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of March 27, 2020 that measured the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $1.2 million aggregate potential as of March 27, 2020. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 27, 2020 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 11 of the notes to the unaudited condensed consolidated financial statements for further description of the litigation, legal and administrative proceedings as of March 27, 2020.

Item 1A.	Risk Factors.
Except for the risk factors included below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 27, 2019, filed with the U.S. SEC on February 26, 2020.

The Litigation Settlement included certain contingencies and may not go into effect in its current form or at all, as a result of which our business prospects may be adversely impacted.
The Litigation Settlement is neither final nor binding and there is no assurance that the necessary parties will agree to definitive documentation, that the contingencies to any agreement will be fulfilled or that any potential settlement agreement entered into by us will be on terms as favorable as the Litigation Settlement. In particular, the Litigation Settlement is subject to a number of conditions, many of which may not be satisfied. Among other things, the Litigation Settlement included certain contingencies, such as the outcome of the Medicaid lawsuit, with respect to which we received an adverse decision from the court in March 2020. Moreover, we and the other parties to the Litigation Settlement do not intend to proceed with its implementation absent supermajority support and participation amongst the plaintiffs in the opioid cases, and there is no assurance that such support and participation will be obtained. Furthermore, the Litigation Settlement is intended to be implemented through a filing by the Specialty Generics Subsidiaries of a pre-arranged bankruptcy case under Chapter 11, which will require confirmation of a plan of reorganization by a U.S. Bankruptcy Court. Confirmation of such a plan is uncertain and could be denied.
Furthermore, subject to the satisfaction of the conditions to the Litigation Settlement, the consummation of the Litigation Settlement would become effective upon the emergence of the Specialty Generics Subsidiaries from Chapter 11 bankruptcy, the timing of which emergence is uncertain. The settlement process may use a significant portion of our resources and divert management’s attention from our day-to-day operations, all of which could harm our business. Furthermore, the Litigation Settlement may not be implemented or consummated in its current form, or not at all. In such circumstances, we would be subject to continued litigation with certain plaintiffs with opioid-related claims. If the Litigation Settlement is not fully implemented or consummated, we or our subsidiaries may become subject to some or all of the liabilities that would have otherwise been settled, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. The failure of the Litigation Settlement may also lead to Mallinckrodt plc's subsequent bankruptcy, which would subject us to additional risks and uncertainties that could adversely affect our business prospects, as further described in the risk factor “Governmental investigations, inquiries, and regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our historical commercialization of opioids could adversely affect our business, financial condition, results of operations and cash flows.” as disclosed in our Annual Report on Form 10-K for the year ended December 27, 2019, filed with the U.S. SEC on February 26, 2020.

Our business may be adversely affected by public health crises and epidemics/pandemics, including the recent coronavirus outbreak.
A pandemic, epidemic or outbreak of an infectious disease occurring in the U.S., or elsewhere, could result in our business being adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in China, which has now spread to countries throughout the world, including Ireland, the United Kingdom and the U.S. The spread of the COVID-19 virus has resulted in the World Health Organization declaring the outbreak as a pandemic.
We may experience significant and unpredictable increases in demand for certain of our products as the needs of health care providers and patients evolve during this pandemic. For example, as we are among the world's largest manufacturers of bulk acetaminophen and the only producer of acetaminophen in the North American and European regions, we could experience an increase in demand which we may not be able to meet in accordance with the needs of the market. Additionally, our Ofirmev product is currently the only intravenous formulation of acetaminophen available in the U.S., and our INOmax product is a potential treatment for acute respiratory distress syndrome (ARDS), which is a known clinical manifestation of infection with many respiratory viruses including coronaviruses, both of which could be subject to similar dynamics. Alternatively, due to the deprioritization of non-critical medical treatment in the face of this pandemic, demand for other of our products may be negatively affected. Further, U.S. President Trump recently invoked emergency powers under the Defense Production Act, which allows the U.S. government to direct private companies to meet the needs of the nation in the time of an emergency, and given the critical nature of some of the products we manufacture, as well as our pharmaceutical and medical device manufacturing capabilities, we may be impacted by governmental action taken under this or similar legislation.
Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Such disruptions could materially delay potential FDA approval with respect to our clinical trials and product candidates, including the FDA’s decision on our NDA for terlipressin. Other known and unknown factors caused by the COVID-19 virus could also materially delay our clinical trials that may be required for this or other product candidates, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to the COVID-19 virus. Any delays in our clinical trials or regulatory review resulting from such disruptions could materially affect the development and/or approval of our product candidates.
In addition, the economic impact of the COVID-19 virus' spread, which has caused a broad impact globally, may adversely affect us. In particular, the COVID-19 virus may negatively affect demand for our products by limiting the ability of our sales representatives to meet with physicians and patients to visit their doctors and pharmacists to receive prescriptions for our products. There is also an increased risk of supply interruption at our third-party suppliers to deliver components as well as our manufacturing facilities to produce finished products on a timely basis, which could result in business or operational disruption. Additionally, while the potential economic impact of the COVID-19 virus may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which the coronavirus impacts our results will depend on future developments that are highly uncertain and cannot be predicted.
As a result, given the rapid and evolving nature of the COVID-19 virus, which could negatively affect our sales, it is uncertain how the COVID-19 virus will affect our global operations generally if these impacts persist or continue over an extended period of time. Any of these impacts could have a material adverse effect on our business, financial condition and results of operations.

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

We are unable to predict what additional legislation or regulation or changes in third-party coverage and reimbursement policies may be enacted or issued in the future or what effect such legislation, regulation and policy changes would have on our business. In May 2019, CMS issued a decision requiring that we revert to the base date AMP used to calculate Medicaid drug rebates for Acthar Gel. We subsequently filed suit in federal district court against the HHS and CMS seeking to hold unlawful and set aside this decision. In March 2020, we received a decision from the U.S. District Court for the District of Columbia in its suit against HHS and CMS. The court upheld CMS' decision to reverse its previous determination of the base date AMP used to calculate Acthar Gel rebates. We plan to vigorously defend our position. If we are unsuccessful in our efforts to set aside CMS's decision, Medicaid net sales of Acthar Gel could be substantially eliminated and our efforts to continue building on our investment in non-sales and marketing activities to modernize Acthar Gel could be significantly undermined.

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
Certain patents related to the use of therapeutic nitric oxide for treating or preventing bronchoconstriction or reversible pulmonary vasoconstriction expired in 2013. Prior to their expiration, we depended, in part, upon these patents to provide us with exclusive marketing rights for our product for some period of time. Since then, we have obtained additional patents, which expire at various dates through 2036, including patents on methods of identifying patients at risk of serious adverse events when nitric oxide is administered to patients with particular heart conditions. Such methods have been approved by the FDA for inclusion in the Warnings and Precautions sections of the INOmax label. Other patents are on inhaled nitric oxide gas delivery systems as well as methods of using such systems, and on use of nitric oxide gas sensors. The Paragraph IV patent litigation trial against Praxair Distribution, Inc. and Praxair, Inc. (collectively "Praxair") to prevent the marketing of its potential infringing nitric oxide drug product delivery system prior to the expiration of the patents covering INOmax was held in March 2017 and a decision was rendered September 5, 2017 that ruled five patents invalid and six patents not infringed. We appealed the decision to the Court of Appeals for the Federal Circuit, which upheld the lower court's decision on August 27, 2019. We filed a petition for en banc review at the Federal Circuit on September 26, 2019, which the Federal Circuit denied on November 19, 2019. We filed a petition for a writ of certiorari with the United States Supreme Court on March 6, 2020 and the petition was denied on April 6, 2020. There has been limited commercial launch activity by Praxair. While Praxair received FDA approval of their Abbreviated New Drug Application ("ANDA") for their Noxivent nitric oxide and clearance of their 510(k) for their NOxBOXi device on October 2, 2018, the Noxivent product received an AA-rating and the Noxivent label states that Noxivent must be delivered using the NOxBOXi device. The adverse final outcome in the appeal of the Praxair litigation decision could result in the broader-scale launch of a competitive nitric oxide product before the expiration of the last of the patents listed in the FDA Orange Book: Approved Drug Products with Therapeutic Equivalence, which could adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
The active ingredient in Ofirmev is acetaminophen. Patent protection is not available for the acetaminophen molecule itself in the territories licensed to us, which include the U.S. and Canada. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as Ofirmev so long as the competitors do not infringe any process or formulation patents that we have in-licensed from Bristol Myers Squibb and its licensor, New Pharmatop LLC and any method-of-use patents that we subsequently obtained. The latest expiration date of the in-licensed patents is 2021 whereas the latest expiration date of the subsequently obtained Company-owned patents is 2032. Settlement agreements have been reached in association with certain challenges to the in-licensed patents, which allow for generic competition to Ofirmev in December 2020, or earlier under certain circumstances.
Our Therakos products focus on extracorporeal photopheresis ("ECP"), which is an autologous immune cell therapy that is indicated in the U.S. for skin manifestations of cutaneous T-cell lymphoma ("CTCL") and is available for several additional indications in markets outside the U.S. In the extracorporeal photopheresis process, blood is drawn from the patient, separating white blood cells from plasma and red blood cells (which are immediately returned to the patient). The separated white blood cells are treated with an Ultraviolet-A ("UVA") light activated drug, UVADEX® (methoxsalen) Sterile Solution, followed by UVA radiation in the photopheresis instrument, prior to being returned to the patient. Patents related to the methoxsalen composition have expired. Therakos historically manufactured two photopheresis systems, the CELLEX® Photopheresis System (“CELLEX”), which is the only FDA-approved closed ECP system, and the UVAR XTS® Photopheresis System (“UVAR XTS”). While we no longer manufacture the UVAR XTS system, disposable, sterile kits are still supplied to customers for each of the systems. The kits are single use and discarded after a treatment. Certain key patents related to the UVAR XTS system, disposable kit and overall photopheresis method expire in 2020. Key patents related to the CELLEX system, disposable kit and overall photopheresis method expire in 2023. We continue to pursue additional patentable enhancements to the Therakos ECP system. Patent applications were filed in 2016 relating to improvements to the CELLEX system, disposable kit and overall photopheresis method, that, if approved, may offer patent protection through approximately 2036.
Our pending patent applications may not result in the issuance of patents, or the patents issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors. Existing patents may be found to be invalid or insufficiently broad to preclude our competitors from using methods or making or selling products similar or identical to those covered by our patents and patent applications. Regulatory agencies may refuse to grant us the market exclusivity that we were anticipating, or may unexpectedly grant market exclusivity rights to other parties. In addition, our ability to obtain and enforce intellectual property rights is limited by the unique laws of each country. In some countries, it may be particularly difficult to adequately obtain or enforce intellectual property rights, which could make it easier for competitors to capture market share in such countries by utilizing technologies and product features that are similar or identical to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our patents, including by coupling separate technologies to replicate what our products accomplish through a single system. Competitors may diminish the value of our trade secrets by reverse engineering or by independent invention. Additionally, current or former employees may improperly disclose such trade secrets to competitors or other third parties. We may not become aware of any such improper disclosure, and, in the event we do become aware, we may not have an adequate remedy available to us.
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
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended March 27, 2020. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.
On March 1, 2017, the Company's Board of Directors authorized a $1.0 billion share repurchase program (the "March 2017 Program") which commenced upon the completion of the March 2016 Program. The March 2017 Program has no expiration date, and the Company currently expects to fully utilize the program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs (in millions)
December 28, 2019 to January 24, 2020	13,009	$3.33	—	$564.2
January 25, 2020 to February 28, 2020	1,716	4.59	—	564.2
February 29, 2020 to March 27, 2020	124	4.28	—	564.2
December 28, 2019 to March 27, 2020	14,849	3.48

Item 6.	Exhibits.

Exhibit Number	Exhibit

4.1
Indenture, dated as of April 7, 2020, among Mallinckrodt International Finance S.A. and Mallinckrodt CB LLC (the Guarantors) party thereto from time to time and Wilmington Savings Fund Society, FSB, as first lien trustee and Deutsche Bank AG New York Branch, as first lien collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 7, 2020).*

10.1
Exchange Agreement, dated as of April 7, 2020, by and among Mallinckrodt plc, Mallinckrodt International Finance S.A. and Mallinckrodt CB LLC and Aurelius Capital Master, Ltd., Franklin Advisers, Inc., as investment manager to certain funds and accounts, Capital Research and Management Company and private funds managed by Columbus Hill Capital Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2020).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive Data File (Form 10-Q for the quarterly period ended March 27, 2020 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

*Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PLC

By:	/s/ Bryan M. Reasons
Bryan M. Reasons Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 6, 2020