Form 10-Q
period 2020-06-26
Mallinckrodt plc
filed 2020-08-04
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2020
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
College Business & Technology Park, Cruiserath,
Blanchardstown, Dublin 15, Ireland
(Address of principal executive offices) (Zip Code)

Telephone: +353 1 696 0000
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

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Ordinary shares, $0.20 par value - 84,588,967 shares as of July 31, 2020.

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net sales (includes retrospective one-time charge of $534.4 million related to the Medicaid lawsuit for the three and six months ended June 26, 2020)	$166.5	$823.3	$832.3	$1,613.9
Cost of sales	386.7	434.4	768.7	889.9
Gross (loss) profit	(220.2)	388.9	63.6	724.0
Selling, general and administrative expenses	231.3	225.9	462.4	456.1
Research and development expenses	82.9	79.6	160.3	164.9
Restructuring charges, net	14.4	(0.2)	12.6	4.0
Non-restructuring impairment charges	63.5	113.5	63.5	113.5
Gains on divestiture	(0.6)	—	(0.4)	—
Opioid-related litigation settlement (Note 11)	8.5	—	(8.3)	—
Medicaid lawsuit (Note 11)	105.3	—	105.3	—
Operating loss	(725.5)	(29.9)	(731.8)	(14.5)
Interest expense	(64.2)	(71.5)	(138.7)	(154.2)
Interest income	1.0	2.2	4.5	3.7
Other (expense) income, net	(0.6)	74.4	1.1	90.7
Loss from continuing operations before income taxes	(789.3)	(24.8)	(864.9)	(74.3)
Income tax expense (benefit)	161.3	(24.3)	142.4	(229.0)
(Loss) income from continuing operations	(950.6)	(0.5)	(1,007.3)	154.7
Income from discontinued operations, net of income taxes	17.5	7.3	24.0	7.0
Net (loss) income	$(933.1)	$6.8	$(983.3)	$161.7

Basic (loss) earnings per share (Note 5):
(Loss) income from continuing operations	$(11.25)	$(0.01)	$(11.95)	$1.85
Income from discontinued operations	0.21	0.09	0.28	0.08
Net (loss) income	$(11.04)	$0.08	$(11.66)	$1.93
Basic weighted-average shares outstanding	84.5	83.8	84.3	83.7

Diluted (loss) earnings per share (Note 5):
(Loss) income from continuing operations	$(11.25)	$(0.01)	$(11.95)	$1.84
Income from discontinued operations	0.21	0.09	0.28	0.08
Net (loss) income	$(11.04)	$0.08	$(11.66)	$1.92
Diluted weighted-average shares outstanding	84.5	83.8	84.3	84.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net (loss) income	$(933.1)	$6.8	$(983.3)	$161.7
Other comprehensive income (loss), net of tax:
Currency translation adjustments	0.8	2.3	(0.3)	3.7
Derivatives, net of tax	0.1	0.5	0.1	0.7
Benefit plans, net of tax	(0.5)	(0.4)	(0.7)	(0.7)
Total other comprehensive income (loss), net of tax	0.4	2.4	(0.9)	3.7
Comprehensive (loss) income	$(932.7)	$9.2	$(984.2)	$165.4

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 26, 2020	December 27, 2019
Assets
Current Assets:
Cash and cash equivalents	$818.3	$790.9
Accounts receivable, less allowance for doubtful accounts of $4.0 and $4.0	493.3	577.5
Inventories	333.0	312.1
Prepaid expenses and other current assets	310.2	150.2
Total current assets	1,954.8	1,830.7
Property, plant and equipment, net	864.7	896.5
Intangible assets, net	6,566.5	7,018.0
Other assets	304.1	593.7
Total Assets	$9,690.1	$10,338.9

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$19.5	$633.6
Accounts payable	86.5	139.8
Accrued payroll and payroll-related costs	132.5	105.2
Accrued interest	67.2	62.9
Medicaid lawsuit (Note 11)	639.7	—
Accrued and other current liabilities	375.5	485.4
Total current liabilities	1,320.9	1,426.9
Long-term debt	5,223.4	4,741.2
Opioid-related litigation settlement liability (Note 11)	1,635.1	1,643.4
Pension and postretirement benefits	61.4	62.4
Environmental liabilities	60.3	60.0
Other income tax liabilities	220.9	227.1
Other liabilities	198.6	237.2
Total Liabilities	8,720.6	8,398.2
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 94,059,693, and 93,459,206 issued; 84,564,406 and 84,105,786 outstanding	18.8	18.7
Ordinary shares held in treasury at cost, 9,495,287 and 9,353,420	(1,616.0)	(1,615.7)
Additional paid-in capital	5,575.7	5,562.5
Retained deficit	(3,000.2)	(2,016.9)
Accumulated other comprehensive loss	(8.8)	(7.9)
Total Shareholders' Equity	969.5	1,940.7
Total Liabilities and Shareholders' Equity	$9,690.1	$10,338.9

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 26, 2020	June 28, 2019
Cash Flows From Operating Activities:
Net (loss) income	$(983.3)	$161.7
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	439.4	488.6
Share-based compensation	13.3	22.8
Deferred income taxes	314.1	(271.2)
Non-cash impairment charges	63.5	113.5
Gains on divestiture	(0.4)	—
Other non-cash items	(12.5)	(76.0)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	83.6	95.5
Inventories	(27.2)	(23.8)
Accounts payable	(45.7)	7.2
Income taxes	(219.8)	22.4
Medicaid lawsuit (Note 11)	639.7	—
Other	(40.1)	(73.3)
Net cash from operating activities	224.6	467.4
Cash Flows From Investing Activities:
Capital expenditures	(31.3)	(77.6)
Proceeds from divestitures, net of cash	(3.5)	—
Other	6.0	8.2
Net cash from investing activities	(28.8)	(69.4)
Cash Flows From Financing Activities:
Issuance of external debt	—	200.0
Repayment of external debt	(129.6)	(685.9)
Debt financing costs	(9.1)	—
Repurchase of shares	(0.3)	(2.5)
Other	(19.2)	(18.0)
Net cash from financing activities	(158.2)	(506.4)
Effect of currency rate changes on cash	(0.5)	0.8
Net change in cash, cash equivalents and restricted cash	37.1	(107.6)
Cash, cash equivalents and restricted cash at beginning of period	822.6	367.5
Cash, cash equivalents and restricted cash at end of period	$859.7	$259.9

Cash and cash equivalents at end of period	$818.3	$241.1
Restricted cash included in other assets at end of period	41.4	18.8
Cash, cash equivalents and restricted cash at end of period	$859.7	$259.9

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 28, 2018	92.7	$18.5	9.4	$(1,617.4)	$5,528.2	$(1,017.7)	$(24.3)	$2,887.3
Impact of accounting standard adoptions, net of tax	—	—	—	—	—	(0.5)	0.5	—
Net income	—	—	—	—	—	154.9	—	154.9
Other comprehensive income	—	—	—	—	—	—	1.3	1.3
Share options exercised	—	—	—	—	0.3	—	—	0.3
Vesting of restricted shares	0.2	0.1	—	(0.5)	—	—	—	(0.4)
Share-based compensation	—	—	—	—	10.0	—	—	10.0
Reissuance of treasury shares	—	—	—	0.9	—	(0.4)	—	0.5
Balance as of March 29, 2019	92.9	$18.6	9.4	$(1,617.0)	$5,538.5	$(863.7)	$(22.5)	$3,053.9
Net income	—	—	—	—	—	6.8	—	6.8
Other comprehensive income	—	—	—	—	—	—	2.4	2.4
Share options exercised	—	—	—	—	0.2	—	—	0.2
Vesting of restricted shares	0.4	0.1	0.1	(2.0)	—	—	—	(1.9)
Share-based compensation	—	—	—	—	12.8	—	—	12.8
Reissuance of treasury shares	—	—	(0.1)	1.6	—	(0.6)	—	1.0
Balance as of June 28, 2019	93.3	$18.7	9.4	$(1,617.4)	$5,551.5	$(857.5)	$(20.1)	$3,075.2

Balance as of December 27, 2019	93.5	$18.7	9.4	$(1,615.7)	$5,562.5	$(2,016.9)	$(7.9)	$1,940.7
Net loss	—	—	—	—	—	(50.2)	—	(50.2)
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)
Vesting of restricted shares	0.1	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	6.7	—	—	6.7
Balance as of March 27, 2020	93.6	$18.7	9.4	$(1,615.7)	$5,569.1	$(2,067.1)	$(9.2)	$1,895.8
Net loss	—	—	—	—	—	(933.1)	—	(933.1)
Other comprehensive income	—	—	—	—	—	—	0.4	0.4
Vesting of restricted shares	0.5	0.1	0.1	(0.3)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	6.6	—	—	6.6
Balance as of June 26, 2020	94.1	$18.8	9.5	$(1,616.0)	$5,575.7	$(3,000.2)	$(8.8)	$969.5

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
The Company operates in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and active pharmaceutical ingredients ("API(s)").
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

Going Concern
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Management has identified the following negative conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of issuance of the unaudited condensed consolidated financial statements:
•During the three months ended June 26, 2020, the Company changed the base date average manufacturer price ("AMP") for Acthar® Gel ("Acthar Gel") in the Centers for Medicare & Medicaid Services ("CMS") data reporting system to reflect the original base date AMP for Acthar Gel. As a result, the Company recorded an accrual of $639.7 million related to this retrospective liability (the “Acthar Gel Medicaid Retrospective Rebate”) in the unaudited condensed consolidated balance sheet as of June 26, 2020. The Company continues to appeal the March 2020 adverse ruling by the court, which upheld CMS' decision to reverse its previous determination of the base date AMP used to calculate Acthar Gel rebates. See Note 11 for further information on this matter, described as the Medicaid Lawsuit. Barring other arrangements, the cash payments for this current liability will begin to come due in accordance with the normal rebate payment schedule before the end of 2020.

•As further described in Note 9 and within the notes to the financial statements included within the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 27, 2019, the agreements governing the Company's debt contain various restrictive covenants, including, with respect to the Company's revolving credit facility, the financial covenant requiring the Company to maintain a net debt leverage ratio that does not exceed a specified threshold as of the last day of each fiscal quarter. In the event the Company is unable either to comply with this financial covenant, or to obtain a waiver from its revolving credit facility lenders, such lenders will have the right, but not the obligation, to declare all or any portion of the outstanding revolving credit facility balance due and payable. Furthermore, in the event that outstanding balances under the revolving credit facility are declared due and payable by the lenders, the lenders of certain of the Company's other debt will have the right, but not the obligation, to declare all of the outstanding balance of such debt due and payable as well.
As of June 26, 2020, the Company was fully drawn on its $900.0 million revolving credit facility. The Company was in compliance with the above-described financial covenant as of June 26, 2020. However, the Company expects that it would be unable to continue to comply with such financial covenant commencing in the first fiscal quarter of 2021 if it were to pay the Acthar Gel Medicaid Retrospective Rebate.
•As previously disclosed, on February 25, 2020, the Company announced an agreement in principle on the terms of a global settlement that would resolve all opioid-related claims against the Company and its subsidiaries (“Opioid-Related Litigation Settlement”), described more fully in Note 11. The Opioid-Related Litigation Settlement is subject to a number of conditions, which may not be satisfied. Among other things, the Opioid-Related Litigation Settlement included an unsatisfied condition with respect to the outcome of the Medicaid lawsuit. The Company is engaged in constructive dialogue with the plaintiff parties to the Opioid-Related Litigation Settlement to address the impact of the U.S. District Court for the District of Columbia (the "District Court")’s decision in regards to the Medicaid lawsuit, but there can be no assurance that such dialogue will result in a modification of the Opioid-Related Litigation Settlement that would be satisfactory to all parties. Moreover, the Opioid-Related Litigation Settlement contemplates a bankruptcy filing for Mallinckrodt’s Specialty Generics Subsidiaries (as defined in Note 11) only. If Mallinckrodt plc and most of its subsidiaries (and not only the Specialty Generics Subsidiaries) were to choose to pursue a Chapter 11 filing, the Company would expect to seek to modify the Opioid-Related Litigation Settlement so that it would be effectuated in the context of the related bankruptcy proceedings, but there likewise can be no assurance that the Company would be able to agree to a modification of the Opioid-Related Litigation Settlement that would be satisfactory to all parties. If the opioid-related claims are not settled, the Company would be subject to continued litigation with certain plaintiffs with opioid-related claims and the Company may become subject to some or all of the liabilities that would have otherwise been settled, which could have a material and adverse effect on the Company’s business, financial condition, results of operations and cash flows.
These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
Any plans to resolve these risks as a going concern have not yet been finalized and are not fully within the Company's control, and therefore cannot be deemed probable. The Company has been working with external advisors to explore a range of options and engage in dialogue with financial creditors and litigation claimants and their advisors, which may result in a filing for reorganization in bankruptcy under Chapter 11 by Mallinckrodt plc and most of its subsidiaries in the near-term. As a result, the Company has concluded that management’s plans at this stage do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from the outcome of this uncertainty. See Note 4 for discussion regarding the valuation allowance of $341.6 million on the Company’s net deferred tax assets that was recorded within the unaudited condensed consolidated balance sheet as of June 26, 2020 as a result of considering the aforementioned substantial doubt in the Company’s assessment of the realizability of certain net deferred tax assets.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. Unless otherwise indicated, the three and six months ended June 26, 2020 refers to the thirteen and twenty-six week periods ended June 26, 2020 and the three and six months ended June 28, 2019 refers to the thirteen and twenty-six week periods ended June 28, 2019.

2.	Revenue from Contracts with Customers
Product Sales Revenue

See Note 13 for presentation of the Company's net sales by product family.
Reserves for variable consideration

The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 28, 2018	$354.3	$34.0	$17.1	$405.4
Provisions	1,214.3	11.7	34.7	1,260.7
Payments or credits	(1,240.2)	(15.6)	(35.9)	(1,291.7)
Balance as of June 28, 2019	$328.4	$30.1	$15.9	$374.4

Balance as of December 27, 2019	$295.8	$28.4	$13.2	$337.4
Provisions (1)	947.5	13.3	29.2	990.0
Provision for Medicaid lawsuit (Note 11) (2)	534.4	—	—	534.4
Payments or credits	(982.0)	(15.4)	(31.7)	(1,029.1)
Balance as of June 26, 2020	$795.7	$26.3	$10.7	$832.7
(1)Rebates and Chargebacks include the prospective change to the Medicaid rebate calculation of $8.6 million for the period from June 15, 2020 to June 26, 2020, of which $6.8 million represents the channel impact. See Note 11 for further detail on the status of the Medicaid lawsuit.
(2)Excludes the $105.3 million that is reflected as a component of operating expenses as it represents a pre-acquisition contingency related to the portion of the liability that arose from sales of Acthar Gel prior to the Company’s acquisition of Questcor Pharmaceuticals Inc. ("Questcor") in August 2014. See Note 11 for further detail on the status of the Medicaid lawsuit.

Product sales transferred to customers at a point in time and over time were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Product sales transferred at a point in time	77.7%	82.9%	78.1%	81.8%
Product sales transferred over time	22.3	17.1	21.9	18.2

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of June 26, 2020:

Remainder of Fiscal 2020	$97.9
Fiscal 2021	102.7
Fiscal 2022	37.7
Fiscal 2023	8.1
Thereafter	0.3

Costs to fulfill a contract

As of June 26, 2020 and December 27, 2019, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations, were $26.8 million and $26.5 million, respectively, and were classified in property, plant and equipment, net, on the unaudited condensed consolidated balance sheets. The associated depreciation expense recognized during the six months ended June 26, 2020 and June 28, 2019 was $2.7 million and $3.4 million, respectively.

Product Royalty Revenues

The Company licenses certain rights to Amitiza® (lubiprostone) ("Amitiza") to a third party in exchange for royalties on net sales of the product. The Company recognizes such royalty revenue as the related sales occur. The royalty rates consist of several tiers ranging from 18.0% to 26.0% with the royalty rate resetting every year. The associated royalty revenue recognized was as follows:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Royalty revenue	$16.3	$19.4	$31.9	$36.8

Contract Liabilities
The following table reflects the balance of the Company's contract liabilities at the end of each period:

	June 26, 2020	December 27, 2019
Accrued and other current liabilities	$3.4	$5.6
Other liabilities	0.4	0.6
Contract liabilities	$3.8	$6.2
Revenue recognized during the six months ended June 26, 2020 and June 28, 2019 from amounts included in contract liabilities at the beginning of the period was $3.6 million and $9.2 million, respectively, inclusive of the Company's wholly owned subsidiary BioVectra Inc. ("BioVectra"), prior to the completion of the sale of this business in November 2019.

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
Net restructuring and related charges by segment were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Specialty Brands	$0.1	$(0.1)	$0.1	$0.4
Specialty Generics	—	(0.9)	0.1	2.6
Corporate	14.3	0.8	12.4	1.0
Restructuring charges, net	$14.4	$(0.2)	$12.6	$4.0

Net restructuring and related charges by program were comprised of the following:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
2018 Program	$14.5	$(0.9)	$14.6	$2.6
2016 Program	(0.1)	1.5	(0.1)	2.2
Acquisition Programs	—	(0.8)	(1.9)	(0.8)
Total charges expected to be settled in cash	$14.4	$(0.2)	$12.6	$4.0

The following table summarizes cash activity for restructuring reserves, substantially all of which related to contract termination costs, employee severance and benefits and exiting of certain facilities:

	2018 Program	2016 Program	Acquisition Programs	Total
Balance as of December 27, 2019	$2.7	$31.3	$0.2	$34.2
Charges	14.6	0.1	—	14.7
Changes in estimate	—	(0.2)	(1.9)	(2.1)
Cash payments	(3.3)	(30.5)	(0.2)	(34.0)
Currency translation and other	—	—	1.9	1.9
Balance as of June 26, 2020	$14.0	$0.7	$—	$14.7

As of June 26, 2020, net restructuring and related charges incurred cumulative to date were as follows:

	2018 Program	2016 Program
Specialty Brands	$3.0	$68.1
Specialty Generics	10.1	14.6
Corporate	16.5	28.8
	$29.6	$111.5
All of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets. Amounts paid in the future may differ from the amount currently recorded.

4.	Income Taxes
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act was a response to the market volatility and instability resulting from the novel coronavirus ("COVID-19") pandemic. It includes provisions to support individuals and businesses in the form of loans, grants, and tax changes among other types of relief. Estimates of the effects of the changes to the U.S. tax code have been incorporated into the Company’s six months ended June 26, 2020 provision for income taxes, as applicable.
The CARES Act income tax provisions applicable to the Company include, but are not limited to (1) carrybacks of certain net operating losses (“NOL(s)”) generated in tax years beginning after December 31, 2017 and before January 1, 2021 to the preceding five taxable years, (2) suspension of the 80.0% taxable income limitation for NOLs generated in tax years beginning after December 31, 2017 and before January 1, 2021, (3) increase in the limitation of the interest expense deduction under Internal Revenue Code ("IRC") §163(j) from 30.0% to 50.0% of adjusted taxable income for any taxable year beginning in 2019 or 2020, (4) expansion of the charitable contribution deduction limit to 25.0% of taxable income versus the previous 10.0% limitation for contributions made during 2020, and (5) acceleration of alternative minimum tax credits being refunded incrementally in tax years 2018, 2019, 2020 and 2021 to recover the entire remaining balance in either the 2018 or 2019 tax year.
As a result of the CARES Act, the Company is able to carryback a portion of its estimated prior year U.S. Federal NOLs resulting in an anticipated cash tax refund of $200.5 million. A tax benefit of $49.6 million has been recognized primarily due to a remeasurement of the NOLs to the historical statutory tax rates. The carryback of the U.S. Federal NOLs has an ancillary effect on the Company’s unrecognized tax benefits, as disclosed below.
As further discussed in Note 1, the Company concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of issuance of the unaudited condensed consolidated financial statements. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, an increase in valuation allowance of $341.6 million on the Company’s net deferred tax assets was recorded for the three months ended June 26, 2020. Approximately $202.7 million of this increase was a valuation allowance placed on prior year deferred tax assets predominately related to U.S. Federal NOLs and the Opioid-Related Litigation Settlement charge. The remaining $138.9 million increase was placed on the Company's net deferred tax assets resulting from current year activity predominately related to the Acthar Gel Medicaid Retrospective Rebate accrual.
The Company recognized an income tax expense of $161.3 million on a loss from continuing operations before income taxes of $789.3 million for the three months ended June 26, 2020, and an income tax benefit of $24.3 million on a loss from continuing operations before income taxes of $24.8 million for the three months ended June 28, 2019. This resulted in effective tax rates of negative 20.4% and 98.0% for the three months ended June 26, 2020 and June 28, 2019, respectively. The income tax expense for the three months ended June 26, 2020 was comprised of $146.5 million of current tax benefit and $307.8 million of deferred tax expense. The current tax benefit was primarily the result of the CARES Act and unrecognized tax benefits. The deferred tax expense was predominately related to the valuation allowance noted above, recorded against the Company's net deferred tax assets, and unrecognized tax benefits, partially offset by a tax benefit related to previously acquired intangibles and the fiscal 2019 reorganization of the Company's intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act. The income tax benefit for the three months ended June 28, 2019 was comprised of $5.6 million of current tax expense and $29.9 million of deferred tax benefit. The deferred tax benefit was predominantly related to previously acquired intangibles, the generation of tax loss and credit carryforwards net of valuation allowances and the non-restructuring impairment charges.
The Company recognized an income tax expense of $142.4 million on a loss from continuing operations before income taxes of $864.9 million for the six months ended June 26, 2020, and an income tax benefit of $229.0 million on a loss from continuing operations before income taxes of $74.3 million for the six months ended June 28, 2019. This resulted in effective tax rates of negative 16.5% and 308.2% for the six months ended June 26, 2020 and June 28, 2019, respectively. The income tax expense for the six months ended June 26, 2020 was comprised of $168.8 million of current tax benefit and $311.2 million of deferred tax expense. The current tax benefit was primarily the result of the CARES Act and unrecognized tax benefits. The deferred tax expense was predominantly related to the valuation allowance noted above, recorded against the Company's net deferred tax assets, partially offset by a tax benefit related to previously acquired intangibles and the fiscal 2019 reorganization of the Company's intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act. The income tax benefit for the six months ended June 28, 2019 was comprised of $44.1 million of current tax expense and $273.1 million of deferred tax benefit. The deferred tax benefit was predominantly related to previously acquired intangibles, the generation of tax loss and credit carryforwards net of valuation allowances, the non-restructuring impairment charges, as well as the reorganization of the Company's intercompany financing and associated legal entity ownership, which eliminated the interest bearing deferred tax obligation.
The income tax expense was $161.3 million for the three months ended June 26, 2020, compared with an income tax benefit of $24.3 million for the three months ended June 28, 2019. The $185.6 million net increase in the tax expense included an increase of $202.7 million attributed to a valuation allowance recorded against the Company's net deferred tax assets, an increase of $11.7 million attributed to changes in the timing, amount and jurisdictional mix of income, an increase of $8.5 million attributed to non-restructuring impairment charges, an increase of $4.6 million attributed to separation costs, an increase of $4.3 million attributed to the fiscal 2019 reorganization of the Company's intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act, partially offset by a decrease of $38.1 million attributed to the CARES Act, a decrease of $7.2 million attributed to the gain on debt repurchased, and a decrease of $0.9 million attributed to net restructuring.
The income tax expense was $142.4 million for the six months ended June 26, 2020, compared with an income tax benefit of $229.0 million for the six months ended June 28, 2019. The $371.4 million net increase in the tax expense included an increase of $202.7 million attributed to a valuation allowance recorded against the Company's net deferred tax assets, an increase of $197.1 million attributed to the fiscal 2019 reorganization of the Company's intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act, an increase of $17.7 million attributed to changes in the timing, amount and jurisdictional mix of income, an increase of $8.5 million attributed to non-restructuring impairment charges, an increase of $3.4 million attributed to separation costs, an increase of $0.5 million attributed to net restructuring, partially offset by a decrease of $49.6 million attributed to the CARES Act, and a decrease of $8.9 million attributed to the gain on debt repurchased.
During the six months ended June 26, 2020, and fiscal 2019, the net cash payments for income taxes were $32.8 million and $30.7 million, respectively.
On August 5, 2019, the Internal Revenue Service ("IRS") proposed an adjustment to the taxable income of Mallinckrodt Hospital Products Inc. ("MHP") (formerly known as Cadence Pharmaceuticals, Inc. ("Cadence") as a result of its findings in the audit of MHP's tax year ended September 26, 2014. The proposed adjustment to taxable income was $871.0 million, excluding potential associated interest and penalties. During the six months ended June 26, 2020, the Company has made progress in negotiations with the IRS towards achieving a settlement that would reduce the amount of the proposed adjustment and allow the adjustment to be offset against the Company's U.S. Federal NOLs of $891.3 million. Additionally, IRC §453A and underpayment interest expense would be assessed. It is reasonably possible that this audit will be concluded within fiscal 2020. See Note 11 for further details.
The Company's unrecognized tax benefits, excluding interest, totaled $465.0 million and $398.6 million as of June 26, 2020 and December 27, 2019, respectively. The net increase of $66.4 million primarily resulted from a net increase to net prior period tax positions of $40.3 million and current period tax positions of $51.7 million offset by a decrease related to releases due to a lapse of statute of limitations of $25.3 million and settlements of $0.3 million. If favorably settled, $197.8 million of unrecognized tax benefits as of June 26, 2020 would benefit the effective tax rate. The total amount of accrued interest and penalties related to these obligations was $28.0 million and $32.9 million as of June 26, 2020 and December 27, 2019, respectively. During the three months ended June 26, 2020, due to a lapse of the statute of limitations noted above, $18.1 million of tax and interest on unrecognized tax benefits related to the Nuclear Imaging business were eliminated, and a benefit of $17.3 million was recorded in discontinued operations within the unaudited condensed consolidated statement of operations.
It is reasonably possible that within the next twelve months the unrecognized tax benefits could decrease by up to $109.3 million and the amount of related interest and penalties could decrease by up to $18.7 million as a result of payments or releases due to the resolution of various United Kingdom ("U.K.") and non-U.K. examinations, appeals and litigation and the expiration of various statutes of limitation.

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
The weighted-average number of shares outstanding used in the computations of basic and diluted (loss) earnings per share were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Basic	84.5	83.8	84.3	83.7
Dilutive impact of restricted share units and share options	—	—	—	0.6
Diluted	84.5	83.8	84.3	84.3

The computation of diluted weighted-average shares outstanding for both the three and six months ended June 26, 2020 excluded approximately 5.9 million shares of equity awards, and for both the three and six months ended June 28, 2019 excluded approximately 4.6 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

6.	Inventories
Inventories were comprised of the following at the end of each period:

	June 26, 2020	December 27, 2019
Raw materials and supplies	$57.9	$62.7
Work in process	193.1	166.5
Finished goods	82.0	82.9
	$333.0	$312.1

7.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	June 26, 2020	December 27, 2019
Property, plant and equipment, gross	$1,913.7	$1,900.1
Less: accumulated depreciation	(1,049.0)	(1,003.6)
Property, plant and equipment, net	$864.7	$896.5

Depreciation expense was as follows:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Depreciation expense	$24.7	$24.4	$50.2	$49.2

8.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	June 26, 2020		December 27, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,394.6	$4,208.3	$10,456.9	$3,822.8
License agreements	120.1	76.1	120.1	74.1
Trademarks	77.7	21.8	77.7	20.1
Total	$10,592.4	$4,306.2	$10,654.7	$3,917.0
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	245.3		245.3
Total	$280.3		$280.3

Ofirmev®
During the three months ended June 26, 2020, due to decreased demand as a result of the deprioritization of non-critical medical treatment in the face of COVID-19 pandemic, along with increased generic competition anticipated in the marketplace post the product's loss of exclusivity in December 2020, the Company identified a triggering event with respect to the Ofirmev intangible asset within the Specialty Brands segment and assessed the recoverability of the definite-lived asset. Additionally, the Company evaluated whether these events warranted a revision to the remaining period of amortization that previously extended to March 2022. As a result of this analysis, the Company revised the useful life to end December 25, 2020, commensurate with the final period of market exclusivity. After this change in estimate of the asset's useful life, the Company determined that the undiscounted cash flows related to the Ofirmev intangible asset were less than its net book value, which required the Company to record an impairment charge for the difference between the fair value of the Ofirmev intangible asset and its net book value.
The Company determined the fair value of the Ofirmev intangible asset using the income approach, a level three measurement technique. For purposes of determining fair value, the Company made various assumptions regarding estimated future cash flows, the discount rate and other factors in determining the fair value of the intangible asset. The Company's projections in relation to the Ofirmev intangible asset included long-term net sales and operating income at lower than historical levels. These changes in assumptions resulted in a fair value of the Ofirmev intangible asset that was less than its net book value. Therefore, the Company recorded an impairment charge of $63.5 million. The remaining intangible asset value of $91.5 million will be amortized prospectively over the revised remaining useful life.

Intangible asset amortization expense
Intangible asset amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Amortization expense	$191.6	$216.6	$389.2	$439.4

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of Fiscal 2020	$382.0
Fiscal 2021	581.1
Fiscal 2022	581.1
Fiscal 2023	581.1
Fiscal 2024	581.1

9.	Debt
Debt was comprised of the following at the end of each period:

	June 26, 2020		December 27, 2019
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
4.875% senior notes due April 2020	$—	$—	$614.8	$0.6
Term loan due September 2024	15.6	0.1	15.6	0.2
Term loan due February 2025	4.1	0.1	4.1	0.1
Total current debt	19.7	0.2	634.5	0.9
Long-term debt:
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% senior notes due August 2022	610.3	2.9	610.3	3.7
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% senior notes due April 2023	133.7	0.6	133.7	0.8
5.625% senior notes due October 2023	514.7	3.8	514.7	4.4
Term loan due September 2024	1,497.4	13.9	1,505.2	15.5
Term loan due February 2025	397.4	5.5	399.5	6.1
5.50% senior notes due April 2025	387.2	3.3	387.2	3.6
10.00% first lien senior notes due April 2025	495.0	8.6	—	—
10.00% second lien senior notes due April 2025	322.9	9.0	322.9	9.9
Revolving credit facility	900.0	2.4	900.0	3.1
Total long-term debt	5,273.4	50.0	4,788.3	47.1
Total debt	$5,293.1	$50.2	$5,422.8	$48.0

As of June 26, 2020, the applicable interest rate and outstanding borrowings on the Company's variable-rate debt instruments were as follows:

	Applicable interest rate	Outstanding borrowings
Term loan due September 2024	4.20%	$1,513.0
Term loan due February 2025	3.75	401.5
Revolving credit facility	3.27	900.0

As of June 26, 2020, the Company was fully drawn on its $900.0 million revolving credit facility.
On April 7, 2020, the Company, Mallinckrodt International Finance S.A. and Mallinckrodt CB LLC ("the Issuers") entered into an exchange agreement (the “Exchange Agreement”) with certain third parties (collectively, the “Exchanging Holders”). Pursuant to the Exchange Agreement, the Exchanging Holders agreed to exchange with the Issuers, on April 7, 2020, their holdings of 4.875% senior unsecured notes that had a maturity date of April 15, 2020 ("2020 Notes") issued by the Issuers (the “Existing Notes”) (consisting of approximately $495.0 million aggregate principal amount of the Existing Notes) for new 10.00% First Lien Senior Secured Notes due 2025 issued by the Issuers (the “First Lien 2025 Notes”), at a rate of $1,000 of First Lien 2025 Notes for every $1,000 of Existing Notes exchanged (such exchange, the “Exchange”). The Issuers and Exchanging Holders consummated the Exchange on April 7, 2020.

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
As of June 26, 2020, the Company continues to be in full compliance with the provisions and covenants associated with its debt agreements. The Company's debt instruments are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 27, 2019.

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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of June 26, 2020 and December 27, 2019 was $15.6 million and $15.0 million, respectively, of which $12.9 million and $12.3 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value as of June 26, 2020 and December 27, 2019. As of June 26, 2020, the maximum future payments the Company could be required to make under these indemnification obligations were $70.2 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million and $18.9 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets as of June 26, 2020 and December 27, 2019, respectively.
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
As of June 26, 2020, the Company had various other letters of credit, guarantees and surety bonds totaling $29.8 million and restricted cash of $22.4 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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

Governmental Proceedings
Opioid-Related Matters
Since 2017, multiple U.S. states, counties, a territory, other governmental persons or entities and private plaintiffs have filed lawsuits against certain entities of the Company, as well as various other manufacturers, distributors, pharmacies, pharmacy benefit managers, individual doctors and/or others, asserting claims relating to defendants' alleged sales, marketing, distribution, reimbursement, prescribing, dispensing and/or other practices with respect to prescription opioid medications, including certain of the Company's products. As of August 4, 2020, the cases the Company is aware of include, but are not limited to, approximately 2,584 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 271 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers; approximately 119 cases filed by individuals; approximately six cases filed by schools and school boards; and 17 cases filed by the Attorneys General for New Mexico, Kentucky, Rhode Island, Georgia, Florida, Alaska, New York, Nevada, South Dakota, New Hampshire, Louisiana, Illinois, Mississippi, West Virginia, Puerto Rico, Ohio, and Idaho, with Idaho being the only state Attorney General to file in federal as opposed to state court. As of August 4, 2020, the Mallinckrodt defendants in these cases consist of Mallinckrodt plc and the following subsidiaries of Mallinckrodt plc: Mallinckrodt Enterprises LLC, Mallinckrodt LLC, SpecGx LLC, Mallinckrodt Brand Pharmaceuticals Inc., Mallinckrodt Inc., MNK 2011 Inc., and Mallinckrodt Enterprises Holdings, Inc. On November 22, 2019, the Delaware Attorney General filed a motion in the Superior Court of the State of Delaware to amend its complaint to add certain entities of the Company, which the court granted on December 18, 2019. The Delaware Attorney General has not yet filed its amended complaint. The Hawaii Attorney General filed a complaint against the Company on June 3, 2019. On December 27, 2019, the First Circuit Court entered a written order dismissing the Hawaii Attorney General's claims against all defendants without prejudice, finding that the allegations in the State's complaint failed to give notice of the claims against the defendants. Certain of the lawsuits have been filed as putative class actions.
Most pending federal lawsuits have been coordinated in a federal multi-district litigation (“MDL”) pending in the U.S. District Court for the Northern District of Ohio. The MDL court has issued a series of case management orders permitting motion practice addressing threshold legal issues in certain cases, allowing discovery, setting pre-trial deadlines and setting a trial date on October 21, 2019 for two cases originally filed in the Northern District of Ohio by Summit County and Cuyahoga County against opioid manufacturers, distributors, and pharmacies ("Track 1 Cases"). The counties claimed that opioid manufacturers' marketing activities changed the medical standard of care for treating both chronic and acute pain, which led to increases in the sales of their prescription opioid products. They also alleged that opioid manufacturers' and distributors' failure to maintain effective controls against diversion was a substantial cause of the opioid crisis. On September 30, 2019, the Company announced that Mallinckrodt plc, along with its wholly owned subsidiaries Mallinckrodt LLC and SpecGx LLC, had executed a definitive settlement agreement and release with Cuyahoga and Summit Counties in Ohio. The settlement fully resolves the Track 1 cases against all named Mallinckrodt entities that were scheduled to go to trial in October 2019 in the MDL. Under the agreement, the Company paid $24.0 million in cash on October 1, 2019. In addition, the Company will provide $6.0 million in generic products, including addiction treatment products, and will also provide a $0.5 million payment in two years in recognition of the counties' time and expenses. Further, in the event of a comprehensive resolution of government-related opioid claims, the Company has agreed that the two plaintiff counties will receive the value they would have received under such a resolution, less the payments described above. All named Mallinckrodt entities were dismissed with prejudice from the lawsuit. The value of the settlement should not be extrapolated to any other opioid-related cases or claims. On October 21, 2019, the MDL court issued a Stipulated Dismissal Order dismissing the claims against the remaining manufacturers and distributors pursuant to a settlement agreement, and severing the claims against the remaining pharmacy defendants to be heard in a subsequent trial, currently scheduled for November 9, 2020. Judge Polster issued Suggestions of Remand for City and

County of San Francisco, California and City of Chicago, Illinois. Both cases have been remanded, respectively, to the Northern District of California and the Northern District of Illinois. Manufacturer defendants moved to dismiss the City of San Francisco action on April 20, 2020, which the Company joined. The motion is awaiting decision, and the case is set for trial on June 28, 2021. Additionally, all manufacturer defendants, including us, were severed from the “Track Two” MDL cases, City of Huntington and Cabell County Commission, West Virginia. Those cases have subsequently been remanded to the Southern District of West Virginia.
Other lawsuits remain pending in various state courts. In some jurisdictions, such as Arizona, California, Connecticut, Illinois, Massachusetts, New York, Pennsylvania, South Carolina, Texas, Utah and West Virginia, certain of the 243 state lawsuits have been consolidated or coordinated for pre-trial proceedings before a single court within their respective state court systems. State cases are generally at the pleading and/or discovery stage. Trials have been set in certain state cases, including in Arizona (June 1, 2021), Florida (April 4, 2022), Georgia (May 26, 2022), Louisiana (July 19, 2021), Maryland (December 7, 2021), Missouri (October 3, 2021), Nevada (April 18, 2022), New Mexico (September 7, 2021), Rhode Island (January 19, 2021), Tennessee (September 21, 2020), and West Virginia (March 22, 2021). There is also a trial in Ohio scheduled to begin on August 10, 2020, but the parties have stipulated to moving the trial to March 2021 and are awaiting the court’s ruling. In Texas, the first of two bellwether trials is set to be ready for jury trial on April 12, 2021. The Company is named in the alternate bellwether candidate. The date and candidates for the second bellwether trial have not yet been selected. On March 26, 2020, the Supreme Court of Tennessee granted defendants’ application for permission to appeal the judgment of the Tennessee Court of Appeals in Effler et al. v. Purdue Pharma, LP et al., No. 16596, which reversed the Circuit Court for Campbell County’s grant of defendants’ motion to dismiss plaintiffs’ claims under Tennessee’s Drug Dealer Liability Act (DDLA). Oral argument in the Effler appeal is currently scheduled for September 2, 2020. A successful ruling from the Tennessee Supreme Court in Effler would also require dismissal of the DDLA claim brought by the district attorney general plaintiffs in Staubus et al. v. Purdue Pharma, LP et al., No. C-41916. The Staubus matter is currently set for trial in the Circuit Court for Sullivan County on September 21, 2020.
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
Opioid-Related Litigation Settlement. On February 25, 2020, the Company announced the Opioid-Related Litigation Settlement. The Opioid-Related Litigation Settlement would contemplate the filing of voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) by certain subsidiaries of Mallinckrodt plc operating the Specialty Generics business (the “Specialty Generics Subsidiaries”) and the establishment of a trust for the benefit of plaintiffs holding opioid-related claims against the Company (the “Opioid Claimant Trust”). Subject to the Settlement Closing (as defined below), the Company would make certain structured payments to the Opioid Claimant Trust. Pursuant to the terms of a channeling injunction and third-party release, which would be subject to court approval, all persons or entities asserting opioid-related claims against the Company would recover solely from the Opioid Claimant Trust on account of such claims. The Opioid-Related Litigation Settlement as it was structured when initially agreed would provide for:
•the payment of $300.0 million upon Specialty Generics' emergence from the completed Chapter 11 case;
•the payment to the Opioid Claimant Trust of additional cash totaling $1,300.0 million, consisting of $200.0 million on each of the first and second anniversaries of emergence and $150.0 million on each of the third through eighth anniversaries of emergence; and
•the issuance of warrants ("Settlement Warrants") upon emergence from the contemplated Chapter 11 process to the Opioid Claimant Trust to purchase ordinary shares of the Company with an eight year term at a strike price of $3.15 per ordinary share that would represent approximately 19.99% of the Company's fully diluted outstanding shares, including after giving effect to the exercise of the warrants, provided that such warrants could not be exercised during any calendar quarter in a quantity that would exceed 5.0% of the number of shares outstanding.
The terms of the Opioid-Related Litigation Settlement as it was structured when initially agreed included a number of conditions to its consummation (such consummation, the "Settlement Closing") such as, among other things, bankruptcy court approval of the bankruptcy plan effectuating the Opioid-Related Litigation Settlement, the emergence of the Specialty Generics Subsidiaries from bankruptcy and:
•the exchange of the 2020 Notes and the 5.75% senior unsecured notes due August 2022 (the "2022 Notes") into new secured notes on terms reasonably satisfactory to the Company;
•the coordination of the action filed by the State of New York against the Company to allow the Specialty Generics Subsidiaries sufficient time to arrange for pre-arranged filings under Chapter 11;

•the support and participation of a supermajority of all claimants with opioid-related claims, including a future claims representative (if one is deemed necessary by the Company in consultation with an ad hoc committee of certain Supporting Claimants or their representatives (the "AHC")), against the Company on terms satisfactory to the Company;
•the resolution of U.S. Department of Justice ("DOJ") civil and criminal claims against the Company on reasonable terms;
•the agreement by and between the Company and the Supporting Claimants to an injunction governing the sale and distribution of opioids by the Specialty Generics Subsidiaries, compliance with which would be expected to protect the Company from further opioid-related liability, on terms satisfactory to the Company, with such terms to be binding on the Specialty Generics Subsidiaries and any buyers thereof or successors thereto;
•the treatment of potential indemnification claims of Covidien plc on terms satisfactory to the Company and the AHC;
•the disclosure by the Company of a subset of its litigation documents to be made publicly available as part of an industry-wide document disclosure program, subject to scope and protocols to be negotiated by the parties’ informed representatives;
•the entry of a judgment between the Company and CMS and the entry by the Company into any other legal judgments or settlements, each on such terms and at such levels as may be acceptable to the Company, such that the Company is able to make all payments required under the terms of the Opioid-Related Litigation Settlement (such condition to the Opioid-Related Litigation Settlement, the "Medicaid Lawsuit Condition");
•the resolution and settlement of certain outstanding intercompany indebtedness between the Specialty Generics Subsidiaries and the Company’s other subsidiaries and the entry into a shared services agreement between the Specialty Generics Subsidiaries and certain other subsidiaries of the Company, as the case may be, in each case on terms reasonably satisfactory to the Company, subject to consent of the AHC;
•a rights offering or a shareholder vote to satisfy any applicable legal requirements relating to the issuance of the warrants, in a manner reasonably acceptable to the Company and the AHC; and
•the satisfaction such other conditions as may be mutually agreed to by the Company and the AHC.

As further described within the Medicaid Lawsuit below, on March 16, 2020, the Company received an adverse decision from the federal district court for the District of Columbia with respect to the Medicaid lawsuit, resulting in a failure of the Medicaid lawsuit Condition. The Company is engaged in constructive dialogue with the plaintiff parties to the Opioid-Related Litigation Settlement to address the impact of the court’s decision, but there can be no assurance that such dialogue will result in a modification of the Opioid-Related Litigation Settlement that would be satisfactory to all parties. Moreover, if Mallinckrodt plc and most of its subsidiaries choose to pursue a Chapter 11 filing, the Company would expect to seek to modify the Opioid-Related Litigation Settlement so that it would be effectuated in the context of the related bankruptcy proceedings, but there likewise can be no assurance that the Company would be able to agree to a modification of the Opioid-Related Litigation Settlement that would be satisfactory to all parties. In addition, at the time the Company announced the Opioid-Related Litigation Settlement, the Company had planned to commence an exchange offer for the 2022 Notes pursuant to a support and exchange agreement, and to refinance the 2020 Notes with the proceeds of new term loans that were then contemplated to be obtained pursuant to a support agreement. Both agreements have since terminated. As further described in Note 9, on April 7, 2020, the Company entered into an exchange agreement with certain noteholders providing for the exchange of such noteholders’ holdings of 2020 Notes for new 10.00% first lien senior secured notes due 2025.
The Opioid-Related Litigation Settlement was reached with a court-appointed plaintiffs' executive committee representing the interests of thousands of plaintiffs in the MDL and supported by a broad-based group of 48 state and U.S. Territory Attorneys General, including the New York State Attorney General. In connection with New York State’s support of the Opioid-Related Litigation Settlement, on March 9, 2020, the State of New York and Suffolk County, together with Mallinckrodt LLC and SpecGx LLC, jointly filed a motion to sever, or remove, Mallinckrodt LLC and SpecGx LLC from the New York State opioid trial, which, as of March 10, 2020, has been postponed indefinitely due to COVID-19. Nassau County opposed the motion. On May 12, 2020, the Court denied the motion to sever without prejudice to renewal after a new trial date has been set.
As a result of the Opioid-Related Litigation Settlement, the Company recorded an accrual for this contingency of $1,600.0 million related to the structured cash payments and $43.4 million related to the Settlement Warrants in the unaudited condensed consolidated balance sheet as of December 27, 2019. As of June 26, 2020, the Settlement Warrants were valued at $35.1 million. Refer to Note 12 for further information regarding the valuation of the Settlement Warrants.
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
On April 21, 2020, New York Governor Andrew Cuomo announced that the New York State Department of Financial Services had filed a Statement of Charges against Mallinckrodt, including allegations that it misrepresented the safety and efficacy of its branded and unbranded opioid products and downplayed the risks of negative outcomes to patients, resulting in claims for payment of medically unnecessary opioid prescriptions to commercial insurance companies. The Statement of Charges claims that Mallinckrodt violated Section 403 of the New York Insurance Law, which prohibits fraudulent insurance acts and includes penalties of up to $5,000 plus the amount of the fraudulent claim for each violation. It further alleges that Mallinckrodt violated Section 408 of the Financial Services Law, which prohibits intentional fraud or intentional misrepresentation of a material fact with respect to a financial product or service and includes penalties of up to $5,000 per violation. The Department claims that each fraudulent prescription constitutes a separate violation of these laws. A hearing on the Statement of Charges is scheduled for October 26, 2020. The Company intends to continue to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
On June 1, 2020, a putative class action lawsuit was filed against Mallinckrodt plc, Mallinckrodt Canada ULC, the Canadian Ministry of Health (“Province”) and the College of Pharmacists of British Columbia (“College”) in the Supreme Court of British Columbia, captioned Laura Shaver v. Mallinckrodt Canada ULC, et al., No. VLC-S-S-205793. The action purports to be brought on behalf of any persons (1) prescribed Methadose for opioid agonist treatment in British Columbia after March 1, 2014, (2) covered by Pharmacare Plan C within British Columbia who were prescribed Methadose for opioid agonist treatment after February 1, 2014, (3) who transitioned from compounded methadone to Methadose for opioid agonist treatment in British Columbia after March 1, 2014, or (4) covered by Pharmacare Plan C within British Columbia who were transitioned from compounded methadone to Methadose for opioid agonist treatment after February 1, 2014. The suit generally alleges that the Province’s decision to grant Methadose coverage under Pharmacare Plan C and remove compounded methadone from coverage under Pharmacare Plan C had adversely effected on those being treated for opioid use disorder. The suit asserts that the Province, the College and the Mallinckrodt defendants failed to warn patients about, and made false representations concerning, the risks of switching from compounded methadone to Methadose. The suit seeks general, special, aggravated, punitive and exemplary damages in an unspecified amount, costs and interest and injunctive relief against the Province, the College and the Mallinckrodt defendants. The Company intends to vigorously defend itself against this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.

Other Matters
Medicaid Lawsuit. In May 2019, the Company filed a lawsuit under the Administrative Procedure Act ("APA") in the District Court against the U.S. Department of Health and Human Services ("HHS") and CMS (collectively, the "Agency"). The dispute involves the base date AMP under the Medicaid Drug Rebate Program for Mallinckrodt's Acthar Gel. A drug's “base date AMP” is used to calculate the Medicaid rebate amount payable by the drug's manufacturer to state Medicaid agencies when the drug is prescribed to Medicaid beneficiaries. At issue in the lawsuit is whether the U.S. Food and Drug Administration ("FDA")'s 2010 approval of a new drug application for use of Acthar Gel in treating infantile spasms rendered Acthar Gel eligible for a new base date AMP, as indicated by CMS' written communications in 2012. In May 2019, CMS indicated that if the Company failed to revert to use of the original base date AMP in its calculation of Acthar Gel Medicaid rebates, CMS would identify the Company as being out of compliance with its Medicaid Drug Rebate Program reporting requirements, among other potential actions, triggering certain negative consequences. As such, the Company filed a lawsuit alleging (i) that CMS has violated the Medicaid drug rebate statute, (ii) that CMS has violated its own regulations defining “single source drug,” (iii) that CMS has failed to adequately explain its change in position based on two letters that CMS sent Questcor in 2012 regarding the base date AMP for Acthar Gel, (iv) that CMS failed to give the Company fair notice of its latest position, and (v) that CMS should be prohibited from applying its new position retroactively. The District Court held a hearing regarding this matter in August 2019.
In March 2020, the Company received an adverse decision from the District Court, which upheld CMS' decision to reverse its previous determination of the base date AMP used to calculate Acthar Gel rebates. On March 16, 2020, the Company filed an Emergency Motion for Reconsideration and Stay of Entry of Judgment Pending Reconsideration Or, Alternatively, Injunction Pending Appeal with the District Court. In response, the government agreed that CMS would not require the Company to change the Medicaid rebate calculation for Acthar Gel until June 14, 2020, to allow the District Court time to decide the Company’s reconsideration motion. The District Court denied the Company's motion for reconsideration on May 29, 2020. On June 2, 2020, the Company appealed the District Court's decision to the U.S. Court of Appeals for the D.C. Circuit (the "Court of Appeals") and filed an Emergency Motion for Injunction Pending Appeal and to Expedite Briefing and Argument. The Court of Appeals denied the Company's request for an injunction pending appeal on June 15, 2020. Consequently, the Company changed the base date AMP for Acthar Gel in the CMS data reporting system to reflect the original base date AMP for Acthar Gel. As a result, the Company recorded an accrual of $639.7 million related to the Acthar Gel Medicaid Retrospective Rebate in the unaudited condensed consolidated balance sheet as of June 26, 2020, of which $534.4 million and $105.3 million have been reflected as a component of net sales and operating expenses, respectively, in the unaudited condensed consolidated statement of operations for the three months ended June 26, 2020. The $105.3 million reflected as a component of operating expenses represents a pre-acquisition contingency related to the portion of the Acthar Gel Medicaid Retrospective Rebate that arose from sales of Acthar Gel prior to the Company’s acquisition of Questcor in August 2014. Of the $534.4 million recorded as a component of net sales, $12.3 million and $27.6 million represent the impact of the Medicaid rebate calculation through June 14, 2020 for the three and six months ended June 26, 2020, respectively. The prospective change to the Medicaid rebate calculation also served to reduce Acthar Gel net sales by $8.6 million for the period from June 15, 2020 to June 26, 2020, of which $6.8 million represents the channel impact. The Court of Appeals will hear oral argument on the Company's appeal on September 24, 2020. The Company disagrees with the District Court's decision and continues to believe that its lawsuit has strong factual and legal bases.
Boston Civil Investigative Demand. In January 2019, the Company received a CID from the USAO for the District of Massachusetts for documents related to the Company's participation in the Medicaid Drug Rebate Program. The Company responded to the government's requests and cooperated with the investigation.
In March 2020, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint under the federal False Claims Act against the Company in which the DOJ and 28 states have intervened alleging that the Company had failed to pay the correct amount of rebates for its Acthar Gel product. Other related legal proceedings involving the Company, including the litigation described as the Medicaid Lawsuit, are discussed above. The Company disagrees with the government's characterization of the facts and applicable law and intends to vigorously defend itself in this matter. The Company moved to dismiss the DOJ's Complaint in Intervention on July 10, 2020. In the event that the Company does not prevail in its Medicaid lawsuit the potential for damages in this matter could be up to approximately $1,280.0 million, after subtracting out potential restitution, related to the Acthar Gel Medicaid Retrospective Rebate. Given the early nature of this litigation, the pending underlying dispute over Acthar’s base date AMP, which is driven by a different anchoring statute, and the Company's considerations of various alternatives to resolve this litigation, including but not limited to settlement, the Company does not currently believe a loss related to this matter is probable and the amount of loss cannot be reasonably estimated. As such, the Company has not recognized an accrual for this contingency in its financial results for the six months ended June 26, 2020.
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

Patent Litigation
Amitiza Patent Litigation: Sun Pharmaceutical Industries, Ltd. and Sun Pharmaceutical Industries, Inc. In October 2018, Sucampo AG, Sucampo Pharmaceuticals, Inc. and Sucampo Pharma LLC, all subsidiaries of the Company, and Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals USA, Inc., and Takeda Pharmaceuticals America, Inc. (collectively "Takeda," the exclusive licensee under the patents in litigation) filed suit in the U.S. District Court for the District of New Jersey against Sun Pharmaceutical Industries, Ltd. and Sun Pharmaceutical Industries, Inc. (collectively “Sun”) alleging that Sun infringed U.S. Patent Nos. 7,795,312, 8,026,393, 8,097,653, 8,338,639, 8,389,542, 8,748,481 and 8,779,187 following receipt of a September 2018 notice from Sun concerning its submission of an abbreviated new drug application ("ANDA") containing a Paragraph IV patent certification with the FDA for a competing generic of Amitiza. On June 4, 2020, the parties entered into a settlement agreement under which Sun was granted the non-exclusive right to market a competing generic version of Amitiza in the U.S. under its ANDA on or after January 1, 2023, or earlier under certain circumstances.
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
Trial for the suit filed in February 2015 was held in March 2017 and a decision was rendered September 5, 2017 that ruled five patents invalid and six patents not infringed. The Company appealed the decision to the Court of Appeals for the Federal Circuit. The oral arguments in the appeal occurred on February 6, 2019. Praxair received FDA approval of their ANDA for their Noxivent nitric oxide and clearance of their 510(k) for their NOxBOXi device on October 2, 2018. The appeal decision, issued on August 27, 2019, substantively affirmed the U.S. District Court decision with respect to the invalidity of the heart failure (HF) patents and the non-infringement of the delivery system infrared (DSIR) patents. The Company filed a petition for en banc review at the Federal Circuit on September 26, 2019, which the Federal Circuit denied on November 19, 2019. The Company filed a petition for a writ of certiorari with the United States Supreme Court on March 6, 2020 and the petition was denied on April 6, 2020. The adverse final outcome in the appeal of the Praxair litigation decision is expected to result in the broader-scale launch of a competitive nitric oxide product before the expiration of the last of the listed patents on May 3, 2036 (November 3, 2036 including pediatric exclusivity), which could adversely affect the Company's ability to successfully maximize the value of INOmax and have an adverse effect on its financial condition, results of operations and cash flows.
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

Commercial and Securities Litigation
Health Care Service Corporation Litigation. In February 2020, Health Care Service Corporation (“HCSC”) filed a non-class complaint against the Company in California state court alleging improper pricing and distribution of Acthar Gel, in violation of the New Jersey RICO statute and various states’ antitrust laws. HCSC also brings claims against the Company for conspiracy to violate the New Jersey RICO statute, fraud, unlawful restraint of trade, unfair and deceptive trade practices, insurance fraud, tortious interference with contract and unjust enrichment. The case, which is proceeding as Health Care Service Corp. v. Mallinckrodt ARD LLC, et al., alleges similar facts as those alleged in the Humana matter below. The Company intends to vigorously defend itself in this matter, and moved to dismiss the complaint in June 2020. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
City of Marietta Litigation. In February 2020, the City of Marietta, Georgia filed a putative civil class action complaint against the Company in the U.S. District Court for the Northern District of Georgia relating to the price of Acthar Gel. The complaint, which pleads one claim for unjust enrichment, purports to be brought on behalf of third-party payers and their beneficiaries as well as people without insurance in the U.S. and its Territories who paid for Acthar Gel from four years prior to the filing of the complaint until the date of trial. The case is proceeding as City of Marietta v. Mallinckrodt ARD LLC. Marietta alleges that it has paid $2.0 million to cover the cost of an Acthar Gel prescription of an employee and that the Company has been unjustly enriched as a result. The Company intends to vigorously defend itself in this matter, and has moved to dismiss the complaint. The Company’s motion to dismiss remains pending.
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
Humana Litigation. In August 2019, Humana Inc. filed a lawsuit against the Company in the U.S. District Court for the Central District of California alleging violations of federal and state antitrust laws; racketeering violations under 18 U.S.C. § 1962(c); conspiracy to violate RICO under 18 U.S.C. § 1962(d); violations of state unfair competition, consumer fraud and deceptive trade practice laws; state insurance fraud; tortious interference with contract; and unjust enrichment related to the pricing of Acthar Gel. Humana alleges that it paid more than $700.0 million for Acthar Gel and seeks undisclosed damages from 2011 through present. The case alleges similar facts as those alleged in the MSP and Rockford matters below, and includes references to allegations at issue in a pending qui tam action against the Company in the U.S. District Court for the Eastern District of Pennsylvania (see Questcor EDPA Qui Tam Litigation above). The case is proceeding as Humana Inc. v. Mallinckrodt ARD LLC. In March 2020, the court granted-in-part and denied-in-part the Company's motion to dismiss Humana's claims. The court dismissed Humana's antitrust and tortious interference claims with leave to amend. The court denied the Company's motion to dismiss Humana's RICO and other fraud-based claims. Humana filed an amended complaint in May 2020, which the Company has moved to dismiss. That motion to dismiss remains pending. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its CEO Mark Trudeau, its CFO Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court on June 25, 2020, and on July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
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
Putative Class Action Litigation (MSP). In October 2017, a putative class action lawsuit was filed against the Company and United BioSource Corporation in the U.S. District Court for the Central District of California. Pursuant to a motion filed by the defendants, the case was transferred to the U.S. District Court for the Northern District of Illinois in January 2018, and is currently proceeding as MSP Recovery Claims, Series II, LLC, et al. v. Mallinckrodt ARD, Inc., et al. The Company filed a motion to dismiss in February 2018, which was granted in January 2019 with leave to amend. MSP filed the operative First Amended Class Action Complaint on April 10, 2019, in which it asserts claims under federal and state antitrust laws and state consumer protection laws and names additional defendants. The complaint alleged that the Company unlawfully maintained a monopoly in a purported ACTH product market by acquiring the U.S. rights to Synacthen® Depot ("Synacthen") and reaching anti-competitive agreements with the other defendants by selling Acthar Gel through an exclusive distribution network. The complaint purported to be brought on behalf of all third-party payers, or their assignees, in the U.S. and its territories, who have, as indirect purchasers, in whole or in part, paid for, provided reimbursement for, and/or possess the recovery rights to reimbursement for the indirect purchase of Acthar Gel from August 1, 2007 to present. In March 2020, the court granted the Company’s motion to dismiss the complaint with leave to amend. MSP filed an amended complaint on July 3, 2020. The Company intends to continue to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
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
Washington County Board of Education ("WCBE"). In May 2019, WCBE filed a non-class complaint against the Company and other defendants in Maryland state court alleging violations of Maryland Consumer Protection Act, negligent misrepresentation, fraud, unjust enrichment and conspiracy to defraud. The case, which was removed to the U.S. District Court for the District of Maryland in June 2019, alleges similar facts as those alleged in the MSP and Rockford matters above, and is captioned Washington County Board of Education v. Mallinckrodt ARD Inc., et al. On January 4, 2020, the court dismissed the complaint. Thereafter, the plaintiff filed a notice of voluntary dismissal, which the Company moved to strike. The U.S. District Court granted the motion to strike, and the plaintiff appealed that order to the U.S. Court of Appeals for the Fourth Circuit in June 2020. The Company intends to continue to vigorously defend itself in this matter, and has moved to dismiss plaintiff’s appeal.

Generic Price Fixing Litigation
Generic Pharmaceutical Antitrust MDL. In August 2016, a multidistrict litigation was established in the Eastern District of Pennsylvania relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (the "Generic Pricing MDL"). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. Since its establishment, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 100 generic pharmaceutical drugs. The Company was recently named in three cases associated with this litigation. A status conference is scheduled for August 13, 2020. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
State Attorneys General Litigation. In June 2020, the Company, along with more than 20 other pharmaceutical manufacturers, was named as a defendant in a lawsuit brought by Attorneys General for 51 States, Territories, and the District of Columbia. The lawsuit, filed in the U.S. District Court for the District of Connecticut, alleges that manufacturers of generic drugs conspired to fix prices for certain generic drugs by communicating in advance of price increases and agreeing to certain market share allocations amongst competitors to thwart competition. The lawsuit alleges that prices for the generic drugs at issue were inflated as a result of the alleged conspiracies, causing harm to the U.S. healthcare system. The complaint seeks monetary damages and injunctive relief for violations of Section 1 of the Sherman Antitrust Act and various state antitrust, consumer protection, and unjust enrichment claims. In July 2020, this lawsuit was consolidated with the Generic Pricing MDL. The Company disagrees with the Attorneys Generals’ characterization of the facts and applicable law. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
Rite Aid Litigation. In July 2020, a direct action complaint filed in the U.S. District Court for the Eastern District of Pennsylvania named the Company and several other pharmaceutical manufacturers as new defendants in an action captioned Rite Aid Corp. et al. v. Actavis Holdco U.S., Inc. et al. The lawsuit purports to be brought by entities that directly purchased generic drugs from defendants or a co-conspirator. The complaint seeks monetary damages and injunctive relief for violations of Section 1 of the Sherman Antitrust

Act, and is premised on facts similar to those alleged in the State Attorneys General Litigation. The Company expects this lawsuit to be consolidated with the Generic Pricing MDL. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of June 26, 2020, it was probable that it would incur remediation costs in the range of $38.0 million to $86.9 million. The Company also concluded that, as of June 26, 2020, the best estimate within this range was $61.6 million, of which $1.3 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of June 26, 2020. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of June 26, 2020, there were approximately 11,800 asbestos-related cases pending against the Company.
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

Internal Revenue Code Section 453A Interest
As a result of historical internal installment sales, the Company has reported IRC §453A interest on its tax returns on the basis of its interpretation of the U.S. Internal Revenue Code and Regulations. Alternative interpretations of these provisions could result in additional interest payable. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company's interpretation and maintains a corresponding liability of $36.6 million and $47.4 million as of June 26, 2020 and December 27, 2019, respectively. The decrease of $10.8 million was recognized as a benefit to interest expense during the three months ended June 26, 2020, due to a lapse of certain statute of limitations. Further favorable resolution of this uncertainty would likely result in a material reversal of this liability and a benefit being recorded to interest expense within the unaudited condensed consolidated statements of operations.

Tax Matters
The Company continues to be subject to examination by the IRS for tax years 2014 to 2019. In August 2019, the IRS proposed an adjustment to the taxable income of MHP as a result of its findings in the audit of MHP's tax year ended September 26, 2014. MHP, formerly known as Cadence, was acquired by the Company as a U.S. subsidiary in March 2014. Following the acquisition of Cadence, the Company transferred certain rights and risks in Ofirmev intellectual property (“Transferred IP”) to a wholly owned non-U.S. subsidiary of the Company. The transfer occurred at a price determined in conjunction with the Company's external advisors, in accordance with applicable Treasury Regulations and with reference to the $1,329.0 million taxable consideration paid by the Company to the shareholders of Cadence. The IRS asserts the value of the Transferred IP exceeds the value of the acquired Cadence shares and, further, partially disallows the Company's control premium subtraction. The proposed adjustment to taxable income was $871.0 million, excluding potential associated interest and penalties. During the six months ended June 26, 2020, the Company has made progress in negotiations with the IRS towards achieving a settlement that would reduce the amount of the proposed adjustment and allow the adjustment to be offset against the Company's U.S. Federal NOLs of $891.3 million. Additionally, IRC §453A and underpayment interest expense would be assessed. It is reasonably possible that this audit will be concluded within fiscal 2020. The Company's reserve for income tax contingencies has been adjusted to reflect these amounts during the six months ended June 26, 2020.

Other Matters
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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	June 26, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$30.9	$21.0	$9.9	$—
Equity securities	28.2	28.2	—	—
	$59.1	$49.2	$9.9	$—

Liabilities:
Deferred compensation liabilities	$29.6	$—	$29.6	$—
Contingent consideration and acquired contingent liabilities	39.1	—	—	39.1
Settlement Warrants	35.1	—	—	35.1
	$103.8	$—	$29.6	$74.2

	December 27, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$30.6	$21.0	$9.6	$—
Equity securities	26.2	26.2	—	—
	$56.8	$47.2	$9.6	$—

Liabilities:
Deferred compensation liabilities	$39.2	$—	$39.2	$—
Contingent consideration and acquired contingent liabilities	69.3	—	—	69.3
Settlement Warrants	43.4	—	—	43.4
	$151.9	$—	$39.2	$112.7

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
Equity securities. Equity securities consist of shares in Silence Therapeutics plc, for which quoted prices are available in an active market; therefore, the investment is classified as level 1 and is valued based on quot aed market prices reported on an internationally recognized securities exchange.
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
Contingent consideration and acquired contingent liabilities. As of June 26, 2020, the Company maintains various contingent consideration and acquired contingent liabilities associated with the acquisitions of Questcor, Stratatech Corporation ("Stratatech"), and Ocera Therapeutics, Inc. ("Ocera").
The contingent liability associated with the acquisition of Questcor pertains to the Company's license agreement with Novartis AG and Novartis Pharma AG (collectively "Novartis") related to Synacthen, otherwise known as the Company's development product MNK-1411. Under the terms of this agreement, the Company made a $25.0 million payment during the six months ended June 26, 2020 and subsequently suspended its rights and obligations to Novartis under such agreement. As of June 26, 2020 there are no further contingent liabilities associated with Synacthen. The Company determined the fair value of the contingent consideration associated with the acquisition of Questcor to be zero and $24.5 million as of June 26, 2020 and December 27, 2019, respectively.

As part of the acquisition of Stratatech, the Company provided contingent consideration to the prior shareholders of Stratatech, primarily in the form of regulatory filing and approval milestones associated with the deep partial thickness and full thickness indications associated with StrataGraft®. For each indication, the Company is responsible for a payment upon acceptance of the Company's submission and another upon approval by the FDA. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the acquisition of Stratatech to be $30.1 million and $29.0 million as of June 26, 2020 and December 27, 2019, respectively.
As part of the acquisition of Ocera, the Company provided contingent consideration to the prior shareholders of Ocera in the form of both patient enrollment clinical study milestones and sales-based milestones associated with MNK-6105 and MNK-6106. The Company determined the fair value of the contingent consideration based on an option pricing model to be $9.0 million and $15.8 million as of June 26, 2020 and December 27, 2019, respectively.
Of the total fair value of the contingent consideration of $39.1 million, $34.1 million was classified as current and $5.0 million was classified as non-current in the unaudited condensed consolidated balance sheet as of June 26, 2020. The following table summarizes the activity for contingent consideration:

Balance as of December 27, 2019	$69.3
Payments	(25.0)
Accretion expense	0.5
Fair value adjustments	(5.7)
Balance as of June 26, 2020	$39.1
Settlement Warrants. Under the Opioid-Related Litigation Settlement, as it was structured when initially agreed, the Company would issue Settlement Warrants upon emergence from the contemplated Chapter 11 process to the Opioid Claimant Trust to purchase ordinary shares of the Company with an eight year term at a strike price of $3.15 per ordinary share that would represent approximately 19.99% of the Company's fully diluted outstanding shares, including after giving effect to the exercise of the warrants, provided that such warrants may not be exercised during any calendar quarter in a quantity that would exceed 5.0% of the number of shares outstanding.
The fair value of the Settlement Warrants has been estimated using the Black-Scholes pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The expected volatility assumption is based on the historical and implied volatility of the Company's peer group with similar business models. The expected term assumption is based on the contractual term of the Settlement Warrants, including the maximum exercise restriction of 5.0% per calendar quarter, which resulted in the valuation of four separate tranches. The expected annual dividend per share is based on the Company's current intentions regarding payment of cash dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumed. The estimated fair value for the Settlement Warrants will be subject to revaluation at each balance sheet date with any changes in fair value recorded as a non-cash gain or (loss) in the unaudited condensed consolidated statements of operations until the Settlement Warrants are issued, at which point they will be recorded as equity or as a liability based upon the facts and circumstances at the time of issuance.
The key assumptions used to estimate the fair value of the Settlement Warrants were as follows:

	June 26, 2020	December 27, 2019
Expected share price volatility	63.1%	54.4%
Weighted-average risk-free rate	0.5%	1.8%
Expected annual dividend per share	—%	—%
Weighted-average expected term (in years)	7.6	7.6
Share price	$2.77	$3.45

Financial Instruments Not Measured at Fair Value
        The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of June 26, 2020 and December 27, 2019:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $41.4 million and $31.7 million as of June 26, 2020 and December 27, 2019, (level 1), respectively, which was included in other assets on the unaudited condensed consolidated balance sheets.

•The Company has received a portion of consideration as part of contingent earn-out payments related to the sale of the Nuclear Imaging business in the form of preferred equity certificates. These securities are classified as held-to-maturity and are carried at amortized cost, which approximates fair value (level 3), of $29.8 million and $18.9 million as of June 26, 2020 and December 27, 2019, respectively. These securities are included in other assets on the unaudited condensed consolidated balance sheets.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $51.5 million and $51.1 million as of June 26, 2020 and December 27, 2019, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
•The carrying value of the Company's revolving credit facility approximates the fair value due to the short-term nature of this instrument, and is therefore classified as level 1. The Company's 4.875%, 5.75%, 4.75%, 5.625%, 5.50% and first and second lien 10.00% senior notes are classified as level 1, as quoted prices are available in an active market for these notes. Since the quoted market prices for the Company's term loans and 9.50% and 8.00% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	June 26, 2020		December 27, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
4.875% senior notes due April 2020	$—	$—	$614.8	$480.0
5.75% senior notes due August 2022	610.3	149.6	610.3	251.0
4.75% senior notes due April 2023	133.7	20.2	133.7	53.7
5.625% senior notes due October 2023	514.7	100.4	514.7	193.2
5.50% senior notes due April 2025	387.2	59.5	387.2	135.5
10.00% first lien senior notes due April 2025	495.0	420.2	—	—
10.00% second lien senior notes due April 2025	322.9	194.5	322.9	253.8
Revolving credit facility	900.0	900.0	900.0	900.0
Level 2:
9.50% debentures due May 2022	10.4	3.6	10.4	5.4
8.00% debentures due March 2023	4.4	1.1	4.4	2.0
Term loan due September 2024	1,513.0	1,121.3	1,520.8	1,240.0
Term loan due February 2025	401.5	296.7	403.6	326.2
Total Debt	$5,293.1	$3,267.1	$5,422.8	$3,840.8

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total segment net sales, which excludes the one-time charge related to the Medicaid lawsuit:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
CuraScript, Inc.	30.2%	31.9%	27.5%	29.8%

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	June 26, 2020	December 27, 2019
AmerisourceBergen Corporation	27.1%	31.3%
McKesson Corporation	17.1	15.3
CuraScript, Inc.	11.5	12.1

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total segment net sales, which excludes the one-time charge related to the Medicaid lawsuit:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Acthar Gel	30.5%	32.4%	27.9%	30.4%
INOmax	22.1	17.0	21.7	18.0
Ofirmev	*	11.0	*	11.5
*Net sales from this product were less than 10% of total net sales during the respective periods presented above.

13.	Segment Data
The Company operates in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and APIs.

Management measures and evaluates the Company's operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items may include, but are not limited to, intangible asset amortization, net restructuring and related charges, non-restructuring impairment charges, separation costs, research and development ("R&D") upfront payments, changes related to the Opioid-Related Litigation Settlement and the Acthar Gel Medicaid Retrospective Rebate incurred as a result of the Medicaid lawsuit. Although these amounts are excluded from segment net sales and operating income, as applicable, they are included in reported consolidated net sales and operating loss and are reflected in the following reconciliations presented below.
Selected information by reportable segment was as follows:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net sales:
Specialty Brands (1)	$522.8	$627.8	$1,013.4	$1,232.0
Specialty Generics	178.1	195.5	353.3	381.9
Segment net sales	700.9	823.3	1,366.7	1,613.9
Medicaid lawsuit (Note 11) (1)	(534.4)	—	(534.4)	—
Net sales	$166.5	$823.3	$832.3	$1,613.9
Operating income:
Specialty Brands	$245.1	$321.4	$457.3	$596.9
Specialty Generics	34.9	33.9	83.2	58.3
Segment operating income	280.0	355.3	540.5	655.2
Unallocated amounts:
Corporate and unallocated expenses (2)	(62.1)	(36.4)	(128.6)	(82.2)
Intangible asset amortization	(191.6)	(216.6)	(389.2)	(439.4)
Restructuring and related charges, net	(14.4)	0.2	(12.6)	(4.0)
Non-restructuring impairment charges	(63.5)	(113.5)	(63.5)	(113.5)
Separation costs (3)	(20.7)	(18.9)	(42.0)	(30.6)
R&D upfront payment (4)	(5.0)	—	(5.0)	—
Opioid-related litigation settlement (5)	(8.5)	—	8.3	—
Medicaid lawsuit (Note 11) (1)	(639.7)	—	(639.7)	—
Operating loss	$(725.5)	$(29.9)	$(731.8)	$(14.5)

(1)Specialty Brands net sales for the three and six months ended June 26, 2020 includes the prospective change to the Medicaid rebate calculation, which served to reduce Acthar Gel net sales by $8.6 million for the period from June 15, 2020 through June 26, 2020, of which $6.8 million represents the channel impact. Of the $534.4 million recorded as a component of net sales, $12.3 million and $27.6 million represent the impact of the Medicaid rebate calculation through June 14, 2020 for the three and six months ended June 26, 2020, respectively. See Note 11 for further detail on the status of the Medicaid lawsuit.
(2)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(3)These costs, which are included in SG&A expenses, primarily relate to professional fees, incremental costs incurred to build out the corporate infrastructure of the previously planned spin-off of the Company's Specialty Generics segment, costs incurred as the Company works to resolve opioid uncertainties, as well as rebranding initiatives associated with the Specialty Brands ongoing transformation.
(4)Represents R&D expense incurred related to an upfront payment made to acquire product rights in Japan for terlipressin.
(5)Represents the change in the Settlement Warrants' fair value. Refer to Note 12 for further information regarding the valuations of the Settlement Warrants.

Net sales by product family within the Company's reportable segments were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Acthar Gel (1)	$213.7	$266.4	$381.3	$490.3
INOmax	154.9	139.7	296.6	290.8
Ofirmev	52.4	90.5	127.3	186.1
Therakos	47.8	60.9	111.5	122.7
Amitiza (2)	49.4	52.0	90.5	105.0
Other (3)	4.6	18.3	6.2	37.1
Specialty Brands	522.8	627.8	1,013.4	1,232.0

Hydrocodone (API) and hydrocodone-containing tablets	25.4	18.1	51.9	35.5
Oxycodone (API) and oxycodone-containing tablets	15.0	19.6	31.9	36.1
Acetaminophen (API)	55.5	48.4	99.6	94.6
Other controlled substances	77.8	98.6	161.4	192.8
Other	4.4	10.8	8.5	22.9
Specialty Generics	178.1	195.5	353.3	381.9
Segment net sales	700.9	823.3	1,366.7	1,613.9
Medicaid lawsuit (Note 11) (4)	(534.4)	—	(534.4)	—
Net sales	$166.5	$823.3	$832.3	$1,613.9
(1)The three and six months ended June 26, 2020 includes the prospective change to the Medicaid rebate calculation of $8.6 million for the period from June 15, 2020 through June 26, 2020, of which $6.8 million represents the channel impact. See Note 11 for further detail on the status of the Medicaid lawsuit.
(2)Amitiza consists of both product net sales and royalties. Refer to Note 2 for further details on Amitiza's revenues.
(3)The three and six months ended June 28, 2019 includes $13.9 million and $26.3 million of net sales, respectively, related to BioVectra prior to the completion of the sale of this business in November 2019.
(4)Of this amount, $12.3 million and $27.6 million represent the impact of the Medicaid rebate calculation through June 14, 2020 for the three and six months ended June 26, 2020, respectively.

14.	Subsequent Events
Commitments and Contingencies
Certain litigation matters occurred during the six months ended June 26, 2020 or prior, but had subsequent updates through the issuance of this report. See further discussion in Note 11.

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
We operate our business in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and active pharmaceutical ingredients ("API(s)").
For further information on our business and products, refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2019, filed with the SEC on February 26, 2020.

Significant Events
Medicaid Lawsuit
In May 2019, we filed a lawsuit under the Administrative Procedure Act in the U.S. District Court for the District of Columbia (the "District Court") against the U.S. Department of Health and Human Services ("HHS") and the Centers for Medicare & Medicaid Services ("CMS" and together with the HHS, the "Agency"). This lawsuit is in response to a decision by CMS to require that we revert to the original base date average manufacturer price (“AMP”) used to calculate Medicaid drug rebates for Acthar® Gel ("Acthar Gel"). In March 2020, we received an adverse decision from the District Court, which upheld CMS' decision to reverse its previous determination of the base date AMP used to calculate Acthar Gel rebates. On March 16, 2020, we filed an Emergency Motion for Reconsideration and Stay of Entry of Judgment Pending Reconsideration Or, Alternatively, Injunction Pending Appeal. In response, the government agreed that CMS would not require us to change the Medicaid rebate calculation for Acthar Gel until June 14, 2020, to allow the District Court time to decide our reconsideration motion. The District Court subsequently denied our reconsideration motion and in June 2020 we appealed the District Court's decision to the U.S. Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") and filed an Emergency Motion for Injunction Pending Appeal and to Expedite Briefing and Argument. The Court of Appeals subsequently denied our request for an injunction pending appeal on June 15, 2020. Consequently, we changed the base date AMP for Acthar Gel in the CMS data reporting system to reflect the original base date AMP for Acthar Gel. As a result, during the three months ended June 26, 2020, we incurred a retrospective one-time charge of $639.7 million (the "Acthar Gel Medicaid Retrospective Rebate"), of which $534.4 million and $105.3 million have been reflected as a component of net sales and operating expenses, respectively, in the unaudited condensed consolidated statement of operations for the three months ended June 26, 2020. The $105.3 million reflected as a component of operating expenses represents a pre-acquisition contingency related to the portion of the Acthar Gel Medicaid Retrospective Rebate that arose from sales of Acthar Gel prior to our acquisition of Questcor Pharmaceuticals Inc. (“Questcor”) in August 2014. Of the $534.4 million recorded as a component of net sales, $12.3 million and $27.6 million represent the impact of the Medicaid rebate calculation through June 14, 2020 for the three and six months ended June 26, 2020, respectively. The prospective change to the Medicaid rebate calculation also served to reduce Acthar Gel net sales by $8.6 million for the period from June 15, 2020 to June 26, 2020, of which $6.8 million represents the channel impact. The Court of Appeals will hear oral argument on our appeal on September 24, 2020. We disagree with the District Court's decision and continue to believe that our lawsuit has strong factual and legal bases. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.
This report contains certain financial measures, including net sales, gross (loss) profit, gross profit margin, selling, general and administrative ("SG&A") expenses as a percentage of net sales and research and development ("R&D") expenses as a percentage of net sales, which exclude the one-time charge related to the Medicaid lawsuit that is included as a component of net sales.
We have provided these measures because they are used by management to evaluate our operating performance. In addition, we believe that they will be used by certain investors to measure Mallinckrodt's operating results. Management believes that presenting these measures provides useful information about our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These measures should be considered supplemental to and not a substitute for financial information prepared in accordance with accounting principles generally accepted in the U.S.("GAAP").
Because these measures exclude the effect of items that will increase or decrease our reported results of operations, management strongly encourages investors to review our unaudited condensed consolidated financial statements and this report in its entirety. A reconciliation of certain of these financial measures to the most directly comparable GAAP financial measures is included herein.

Opioid-Related Matters
As a result of the greater awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers by state and federal agencies. We, along with other opioid manufacturers, have been the subject of federal and state government investigations and enforcement actions, focused on the misuse and abuse of opioid medications in the U.S. Similar investigations may be initiated in the future. During the three and six months ended June 26, 2020, we incurred $17.2 million and $39.7 million in opioid defense costs, respectively, and $15.1 million and $34.5 million during the three and six months ended June 28, 2019, respectively, which are included in SG&A expenses.
Opioid-Related Litigation Settlement
On February 25, 2020, we, certain of our subsidiaries operating the Specialty Generics business (the "Specialty Generics Subsidiaries") and certain other affiliates announced an agreement in principle on the terms of a global settlement that would resolve all opioid-related claims against us, which we refer to herein as the "Opioid-Related Litigation Settlement." The Opioid-Related Litigation Settlement was reached with a court-appointed plaintiffs' executive committee representing the interests of thousands of plaintiffs in the federal multi-district litigation ("MDL") and supported by a broad-based group of 48 state and U.S. Territory Attorneys General. The Opioid-Related Litigation Settlement would contemplate the filing of voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") by the Specialty Generics Subsidiaries and the establishment of a trust for the benefit of plaintiffs holding opioid-related claims against Mallinckrodt (the "Opioid Claimant Trust"). Under the terms of the proposed settlement as it was structured when initially agreed, subject to court approval and other conditions, we would (1) make cash payments of $1,600.0 million in structured payments over eight years, beginning upon the Specialty Generics Subsidiaries' emergence from the completed Chapter 11 case, the substantial majority of which would be expected to be contributed to the Opioid Claimant Trust and (2) issue warrants with an eight year term to the Opioid Claimant Trust exercisable at a strike price of $3.15 per share to purchase our ordinary shares that would represent approximately 19.99% of our fully diluted outstanding shares, including after giving effect to the exercise of the warrants (the "Settlement Warrants"). As a result of the Opioid-Related Litigation Settlement, we recorded an accrual for this contingency of $1,600.0 million related to the structured cash payments and $43.4 million related to the Settlement Warrants in the consolidated balance sheet as of December 27, 2019. During the six months ended June 26, 2020, we recorded a non-cash gain of $8.3 million as a result of the change in the Settlement Warrants' fair value.
The Opioid-Related Litigation Settlement as it was structured when initially agreed included a number of conditions, such as the satisfactory outcome of our lawsuit against the Agency regarding our calculation of Medicaid drug rebates for Acthar Gel. As further described above and in Note 11 of the notes to the unaudited condensed consolidated financial statements, in March 2020, we received an adverse decision from the federal district court for the D.C. with respect to the Medicaid lawsuit and subsequently filed our notice of appeal with the Appeals Court. We are engaged in constructive dialogue with the plaintiff parties to the Opioid-Related Litigation Settlement to address the impact of the court’s decision, but there can be no assurance that such dialogue will result in a modification of the Opioid-Related Litigation Settlement that will be satisfactory to all parties.
The court-supervised process contemplated by the Opioid-Related Litigation Settlement would be expected to provide a fair, orderly, efficient and legally binding mechanism to resolve all opioid-related claims against the Company, Specialty Generics, and all of our other subsidiaries and related entities. The Opioid-Related Litigation Settlement as it was structured when initially agreed contemplated that Mallinckrodt plc and our Specialty Brands-related subsidiaries would not be part of the Chapter 11 filing and that Mallinckrodt plc would receive the benefit of a "channeling injunction" that would provide for the release of all opioid-related claims that have been or could have been asserted against Mallinckrodt plc or our subsidiaries related to Specialty Generics' manufacture and sale of opioids prior to the time the Specialty Generics Chapter 11 plan becomes effective. If Mallinckrodt plc and most of its subsidiaries choose to pursue a Chapter 11 filing, we would expect to seek to modify the Opioid-Related Litigation Settlement so that it would be effectuated in the context of the related bankruptcy proceedings. All of our subsidiaries, including Specialty Generics, are operating as normal and would be expected to continue operating normally throughout any court-supervised process contemplated for Mallinckrodt plc or any of its subsidiaries. If the Opioid-Related Litigation Settlement is consummated, we currently expect that the Specialty Generics Subsidiaries would continue to be indirect, wholly owned subsidiaries of Mallinckrodt plc during and following emergence from the court-supervised process. Further discussion of the Opioid-Related Litigation Settlement is included in Note 11 of the notes to the unaudited condensed consolidated financial statements.

Separation
In fiscal 2016, the Board of Directors began to explore a range of strategic alternatives for our Specialty Generics business. Consistent with that strategy, on December 6, 2018, we announced our plans to spin off to our shareholders a new independent public company that would hold the Specialty Generics business. On August 6, 2019, based on market conditions and developments, including increasing uncertainties created by the opioid litigation, we announced the suspension of our previously announced plans to spin off the Specialty Generics business. Our long-standing goal remains to be an innovation-driven biopharmaceutical company focused on improving outcomes for underserved patients with severe and critical conditions. We hope that the Opioid-Related Litigation Settlement will help resolve opioid uncertainties and we will continue to evaluate strategic options for the Specialty Generics business upon emergence from the contemplated Chapter 11 process.
During the three and six months ended June 26, 2020, we incurred $20.7 million and $42.0 million in separation costs, respectively, compared to $18.9 million and $30.6 million for the three and six months ended June 28, 2019, respectively. These costs, which are included in SG&A expenses, primarily relate to professional fees, costs incurred as we work to resolve opioid uncertainties, incremental costs incurred to build out the corporate infrastructure of the previously planned spin-off of the Specialty Generics business, as well as rebranding initiatives associated with the Specialty Brands ongoing transformation.

Tax Matters
We continue to be subject to examination by the Internal Revenue Service ("IRS") for tax years 2014 to 2019. In August 2019, the IRS proposed an adjustment to the taxable income of Mallinckrodt Hospital Products Inc. (“MHP”) as a result of its findings in the audit of MHP's tax year ended September 26, 2014. MHP, formerly known as Cadence Pharmaceuticals, Inc. (“Cadence”), was acquired as a U.S. subsidiary on March 19, 2014. Following the acquisition of Cadence, we transferred certain rights and risks in Ofirmev® intellectual property (“Transferred IP”) to one of our wholly owned non-U.S. subsidiaries. The transfer occurred at a price determined in conjunction with our external advisors, in accordance with applicable Treasury Regulations and with reference to the $1,329.0 million taxable consideration we paid to the shareholders of Cadence. The IRS asserts the value of the Transferred IP exceeds the value of the acquired Cadence shares and, further, partially disallows our control premium subtraction. The proposed adjustment to taxable income was $871.0 million, excluding potential associated interest and penalties. During the six months ended June 26, 2020, we have made progress in negotiations with the IRS towards achieving a settlement that would reduce the amount of the proposed adjustment and allow the adjustment to be offset against our U.S. Federal net operating loss ("NOL") of $891.3 million. Additionally, Internal Revenue Code §453A and underpayment interest expense would be assessed. It is reasonably possible that this audit will be concluded within fiscal 2020.
On July 15, 2020, the activities of our principal executive offices were relocated from the United Kingdom ("U.K.") to Ireland, which resulted in a change in our tax residence to Ireland. Mallinckrodt plc has always been and remains incorporated in Ireland. Relocation of Mallinckrodt plc’s tax residence to Ireland allows us to mitigate the potential impacts of the U.K.’s departure from the European Union and align with the significant commercial activity in Ireland. We continue to be subject to taxation in various tax jurisdictions worldwide. Accordingly, in fiscal 2020 we will report the Irish tax jurisdiction as our Domestic jurisdiction using an Irish statutory tax rate of 12.5% versus the U.K. statutory rate of 19%, and the International jurisdiction will represent areas outside the Irish tax jurisdiction. There is no material financial impact to this change.

Ofirmev®
During the three months ended June 26, 2020, due to decreased demand as a result of the deprioritization of non-critical medical treatment in the face of the novel coronavirus ("COVID-19") pandemic, along with increased generic competition anticipated in the marketplace post the product's loss of exclusivity in December 2020, we identified a triggering event with respect to the Ofirmev intangible asset within the Specialty Brands segment and assessed the recoverability of the definite-lived asset. Additionally, we evaluated whether these events warranted a revision to the remaining period of amortization that previously extended to March 2022. As a result of this analysis, we revised the useful life to end December 25, 2020, commensurate with the final period of market exclusivity. After this change in estimate of the asset's useful life, we determined that the undiscounted cash flows related to the Ofirmev intangible asset were less than its net book value, which required us to record an impairment charge of $63.5 million for the difference between the fair value of the Ofirmev intangible assest and its net book value. The remaining intangible asset value of $91.5 million will be amortized prospectively over the revised remaining useful life.

Business Factors Influencing the Results of Operations
COVID-19 Business Update
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world. As we navigate the unprecedented challenges created by the COVID-19 pandemic, we remain committed to supporting our employees, customers, patients and the broader communities in which we operate.
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
We expect the coming months to be challenging due to the impact of COVID-19, as some of our products are sensitive to reduced numbers of surgical procedures and doctor visits. Our business performance was significantly impacted by COVID-19 during the second quarter, and we continue to expect to see challenges in the back half of the year. The ultimate business impact for the second half of the year will largely be determined by the ongoing return to work guidance issued by international, national, and local governments and health officials and organizations. We are monitoring the demand for our products, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on a product, such as Acthar Gel, due to the limited ability of our sales representatives to meet with physicians and patients to visit their doctors and pharmacists to receive prescriptions for certain of our products. In regards to Acthar Gel, we continue to see a reduction in new patients during the second quarter, which is anticipated to impact results in the second half of the year. In addition, due to the deprioritization of non-critical medical treatment in the face of this pandemic, demand for Ofirmev was affected in the second quarter and may continue to be impacted the remainder of the year. We also experienced and may continue to experience reduced demand for Therakos due to immunosuppressed patients who have been instructed to stay-at-home during the COVID-19 pandemic. Furthermore, while we are supporting the continuation of ongoing patients in our clinical trials, as much as possible, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials.
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

Specialty Brands
Net sales of Acthar Gel for the three months ended June 26, 2020 decreased $52.7 million, or 19.8%, to $213.7 million driven primarily by continued reimbursement challenges impacting new and returning patients and continued payer scrutiny on overall specialty pharmaceutical spending. Net sales of Acthar Gel were also impacted by COVID-19 market dynamics, along with Ofirmev and Therakos as previously mentioned. Additionally, Acthar Gel net sales for the three months ended June 26, 2020 were reduced by $8.6 million due to the change in the base date AMP for the period from June 15, 2020 through June 26, 2020, of which $6.8 million represents the channel impact. We estimate the annualized prospective change to the Medicaid rebate calculation will reduce Acthar Gel annual net sales by roughly $90.0 million to $100.0 million.
Research and Development
We devote significant resources to R&D of products and proprietary drug technologies. We incurred R&D expenses of $82.9 million and $160.3 million for the three and six months ended June 26, 2020 and June 28, 2019, respectively, and $79.6 million and $164.9 million for the three and six months ended June 28, 2019, respectively. We expect to continue to pursue targeted investments in R&D activities, both for existing products and the development of new portfolio assets. We intend to focus our R&D investments in the specialty pharmaceuticals areas, specifically investments to support our Specialty Brands business, where we believe there is the greatest opportunity for growth and profitability.

We have completed the Phase 3 clinical studies for two of our development programs, terlipressin for the treatment of hepatorenal syndrome (HRS) type 1 and StrataGraft® for the treatment of deep partial thickness burns, both of which had positive top line results.
•Terlipressin. In March 2020, we submitted the new drug application ("NDA") filing to the U.S. Food and Drug Administration ("FDA") for terlipressin, and in April 2020 the FDA accepted the NDA for review. In June 2020, the Company paid $5.0 million to acquire products rights for terlipressin in Japan. Upon FDA approval, we would be responsible for a one-time milestone payment related to terlipressin of $12.5 million in relation to product rights in the U.S., in addition to a $5.0 million one-time milestone payment in relation to product rights in Japan after we paid $5.0 million to acquire such rights during the three months ended June 26, 2020. On July 15, 2020, the Cardiovascular and Renal Drugs Advisory Committee of the FDA voted to recommend approval of the investigational agent terlipressin to treat adults with HRS type 1.
•StrataGraft. In April 2020, we initiated a rolling submission of a biologics license application filing to the FDA for StrataGraft, and we completed the submission in June 2020. As part of the contingent consideration included in our acquisition of StrataGraft, we are responsible for a $20.0 million payment upon acceptance of our submission by the FDA and another $20.0 million upon approval.

Specialty Generics
Net sales from the Specialty Generics segment decreased $17.4 million or 8.9% to $178.1 million for the three months ended June 26, 2020 compared to $195.5 million for the three months ended June 28, 2019.

Results of Operations
Three Months Ended June 26, 2020 Compared with Three Months Ended June 28, 2019

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	June 26, 2020	June 28, 2019	Percentage Change
U.S.	$615.8	$717.2	(14.1)%
Europe, Middle East and Africa	71.1	73.5	(3.3)
Other geographic areas	14.0	32.6	(57.1)
Geographic area net sales	700.9	823.3	(14.9)
Medicaid lawsuit (Note 11)	(534.4)	—	*
Net sales	$166.5	$823.3	(79.8)
*Not meaningful

Net sales for the three months ended June 26, 2020 decreased $656.8 million or 79.8%, to $166.5 million compared with $823.3 million for the three months ended June 28, 2019. This decrease was primarily driven by a retrospective one-time charge of $534.4 million reflected as a component of net sales related to the Medicaid lawsuit. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.
Net sales (excluding the one-time charge related to the Medicaid lawsuit, as discussed below) for the three months ended June 26, 2020 decreased $122.4 million, or 14.9%, to $700.9 million, compared with $823.3 million for the three months ended June 28, 2019. This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of Acthar Gel, as well as decreases in net sales of Ofirmev and Therakos. In addition, Other Specialty Brands products during the three months ended June 28, 2019 includes $13.9 million of net sales related to BioVectra Inc. ("BioVectra") prior to the completion of the sale of this business in November 2019. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross (loss) profit. Gross loss for the three months ended June 26, 2020 was $220.2 million compared with gross profit of $388.9 million for the three months ended June 28, 2019, which was a decrease of $609.1 million or 156.6%. This decrease was primarily driven by a retrospective one-time charge of $534.4 million reflected as a component of net sales related to the Medicaid lawsuit. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.

Gross (loss) profit (excluding the one-time charge related to the Medicaid lawsuit, as discussed above) for the three months ended June 26, 2020 decreased $74.7 million, or 19.2%, to $314.2 million, compared with $388.9 million for the three months ended June 28, 2019, primarily driven by the $122.4 million decrease in net sales and a change in product mix. Gross loss as a percentage of net sales was 132.3% for the three months ended June 26, 2020. Gross profit margin (excluding the one-time charge related to the Medicaid lawsuit) was 44.8% for the three months ended June 26, 2020, compared with 47.2% for the three months ended June 28, 2019. The decrease in gross profit margin was primarily attributable to the decrease in net sales, partially offset by a $24.1 million decrease in amortization expense for the Ofirmev intangible asset resulting from a change to an accelerated amortization method during the three months ended March 29, 2019.
Selling, general and administrative expenses. SG&A expenses for the three months ended June 26, 2020 were $231.3 million, compared with $225.9 million for the three months ended June 28, 2019, an increase of $5.4 million, or 2.4%. This increase was primarily related to an increase in employee compensation and benefits driven by certain changes made to the design of our long-term incentive compensation program in an effort to manage share usage and dilution and the approval of a key employee incentive program during the three months ended June 26, 2020, both of which reflect the shorter-term nature of our new target opportunities. This increase was partially offset by various factors, including cost benefits gained from restructuring actions, including lower professional fees and lower travel expense due to temporary travel restrictions as a result of COVID-19. As a percentage of net sales, SG&A expenses were 138.9% for the three months ended June 26, 2020. As a percentage of net sales (excluding the one-time charge related to the Medicaid lawsuit, as previously discussed above), SG&A expenses were 33.0% and 27.4% for the three months ended June 26, 2020 and June 28, 2019, respectively.
Research and development expenses. R&D expenses increased $3.3 million, or 4.1%, to $82.9 million for the three months ended June 26, 2020, compared with $79.6 million for the three months ended June 28, 2019. The Company continues to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 49.8% for the three months ended June 26 2020. As a percentage of net sales, (excluding the one-time charge related to the Medicaid lawsuit, as previously discussed above), R&D expenses were 11.8% and 9.7% for the three months ended June 26, 2020 and June 28, 2019, respectively.
Restructuring charges, net. During the three months ended June 26, 2020 and June 28, 2019, we incurred $14.4 million of restructuring and related charges, net, and a net benefit of $0.2 million, respectively, primarily related to employee severance and benefits.
Non-restructuring impairment charges. During the three months ended June 26, 2020, we recognized a partial impairment charge on our Ofirmev intangible asset of $63.5 million as previously described above. During the three months ended June 28, 2019, we recognized a full impairment on our in-process research and development ("IPR&D") asset related to stannsoporfin of $113.5 million as we are no longer pursuing this development product.
Opioid-related litigation settlement. During the three months ended June 26, 2020, we recorded a non-cash loss of $8.5 million as a result of the change in the Settlement Warrants' fair value primarily driven by the increased value of our share price. For further information, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.
Medicaid lawsuit. During the three months ended June 26, 2020, we incurred a retrospective one-time charge of $105.3 million, which represents a pre-acquisition contingency related to the portion of the Acthar Gel Medicaid Retrospective Rebate that arose from sales of Acthar Gel prior to our acquisition of Questcor in August 2014. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.

Non-Operating Items
Interest expense and interest income. During the three months ended June 26, 2020 and June 28, 2019, net interest expense was $63.2 million and $69.3 million, respectively. This decrease was primarily attributable to a lower average outstanding debt balance during the three months ended June 26, 2020, which yielded a decrease in interest expense of $6.4 million. Additionally, the three months ended June 26, 2020 and June 28, 2019 included the recognition of a $10.8 million and $8.6 million benefit to interest expense, respectively, due to a lapse of certain statute of limitations. Interest income decreased to $1.0 million for the three months ended June 26, 2020, compared with $2.2 million for the three months ended June 28, 2019 primarily driven by lower interest rates.
Other (expense) income, net. During the three months ended June 26, 2020, we recorded expense, net, of $0.6 million compared with other income, net, of $74.4 million during the three months ended June 28, 2019. The three months ended June 26, 2020 included $1.0 million of unrealized loss on the equity securities, net of foreign currency loss, related to our investment in Silence Therapeutics plc, partially offset by gains on intercompany financing and foreign currency transactions. The three months ended June 28, 2019 included a net gain of $62.4 million on debt repurchased, as well as royalty income.
Income tax expense (benefit). We recognized an income tax expense of $161.3 million on a loss from continuing operations before income taxes of $789.3 million for the three months ended June 26, 2020, and an income tax benefit of $24.3 million on a loss from continuing operations before income taxes of $24.8 million for the three months ended June 28, 2019. This resulted in effective tax rates of negative 20.4% and 98.0% for the three months ended June 26, 2020 and June 28, 2019, respectively. The income tax expense for the three months ended June 26, 2020 was comprised of $146.5 million of current tax benefit and $307.8 million of deferred tax expense. The current tax benefit was primarily the result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and unrecognized tax benefits. The deferred tax expense was predominately related to the valuation allowance noted above, recorded against our net deferred tax assets, and unrecognized tax benefits, partially offset by a tax benefit related to previously acquired intangibles and the fiscal 2019 reorganization of our intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act. The income tax benefit for the three months ended June 28, 2019 was comprised of $5.6 million of current tax expense and $29.9 million of deferred tax benefit. The deferred tax benefit was predominantly related to previously acquired intangibles, the generation of tax loss and credit carryforwards net of valuation allowances and the non-restructuring impairment charges.
The income tax expense was $161.3 million for the three months ended June 26, 2020, compared with an income tax benefit of $24.3 million for the three months ended June 28, 2019. The $185.6 million net increase in the tax expense included an increase of $202.7 million attributed to a valuation allowance recorded against our net deferred tax assets, an increase of $11.7 million attributed to changes in the timing, amount and jurisdictional mix of income, an increase of $8.5 million attributed to non-restructuring impairment charges, an increase of $4.6 million attributed to separation costs, an increase of $4.3 million attributed to the fiscal 2019 reorganization of our intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act, partially offset by a decrease of $38.1 million attributed to the CARES Act, a decrease of $7.2 million attributed to the gain on debt repurchased, and a decrease of $0.9 million attributed to net restructuring.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $17.5 million and $7.3 million during the three months ended June 26, 2020 and June 28, 2019, respectively. The income during the three months ended June 26, 2020 was primarily related to the recognition of a tax benefit related to the release of tax and interest on unrecognized tax benefits due to a lapse of certain statute of limitations related to the Nuclear Imaging business. The income during the three months ended June 28, 2019 was primarily related to the receipt of contingent consideration associated with the sale of the Nuclear Imaging business.

Six Months Ended June 26, 2020 Compared with Six Months Ended June 28, 2019
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Six Months Ended
	June 26, 2020	June 28, 2019	Percentage Change
U.S.	$1,203.7	$1,396.9	(13.8)%
Europe, Middle East and Africa	131.7	148.3	(11.2)
Other geographic areas	31.3	68.7	(54.4)
Geographic area net sales	1,366.7	1,613.9	(15.3)
Medicaid lawsuit (Note 11)	(534.4)	—	*
Net sales	$832.3	$1,613.9	(48.4)
*Not meaningful

Net sales for the six months ended June 26, 2020 decreased $781.6 million or 48.4%, to $832.3 million compared with $1,613.9 million for the six months ended June 28, 2019. This decrease was primarily driven by a retrospective one-time charge of $534.4 million reflected as a component of net sales related to the Medicaid lawsuit. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.
Net sales (excluding the one-time charge related to the Medicaid lawsuit, as discussed below) for the six months ended June 26, 2020 decreased $247.2 million, or 15.3%, to $1,366.7 million, compared with $1,613.9 million for the six months ended June 28, 2019. This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of Acthar Gel, as well as decreases in net sales of Ofirmev, Amitiza and Therakos. In addition, Other Specialty Brands products during the six months ended June 28, 2019 includes $26.3 million of net sales related to BioVectra prior to the completion of the sale of this business in November 2019. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit. Gross profit for the six months ended June 26, 2020 decreased $660.4 million or 91.2% to $63.6 million compared with $724.0 million. This decrease was primarily driven by a retrospective one-time charge of $534.4 million reflected as a component of net sales related to the Medicaid lawsuit. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.
Gross profit (excluding the one-time charge related to the Medicaid lawsuit, as discussed above) for the six months ended June 26, 2020 decreased $126.0 million, or 17.4%, to $598.0 million, compared with $724.0 million for the six months ended June 28, 2019, due in part to the $247.2 million decrease in net sales. Gross profit as a percentage of net sales was 7.6% for the six months ended June 26, 2020. Gross profit margin (excluding the one-time charge related to the Medicaid lawsuit) was 43.8% for the six months ended June 26, 2020, compared with 44.9% for the six months ended June 28, 2019. The decrease in gross profit margin was primarily attributable to the decrease in net sales, partially offset by a $48.3 million decrease in amortization expense for the Ofirmev intangible asset resulting from a change to an accelerated amortization method during fiscal 2019.
Selling, general and administrative expenses. SG&A expenses for the six months ended June 26, 2020 were $462.4 million, compared with $456.1 million for the six months ended June 28, 2019, an increase of $6.3 million, or 1.4%. This increase was primarily attributable to an increase in employee compensation and benefits driven by certain changes made to the design of our long-term incentive compensation program in an effort to manage share usage and dilution and the approval of a key employee incentive program during the six months ended June 26, 2020, both of which reflect the shorter-term nature of our new target opportunities. Also contributing to the increase was an increase in legal fees, and an $11.4 million increase in separation costs for the six months ended June 26, 2020 compared to the six months ended June 28, 2019. These increases were partially offset by decreases in consulting and professional fees and a $5.7 million decrease in the fair value of our contingent consideration liabilities during the six months ended June 26, 2020 compared to a $2.3 million increase in fair value during the six months ended June 28, 2019 as well as a decrease in travel expense due to temporary travel restrictions as a result of COVID-19. As a percentage of net sales, SG&A expenses were 55.6% for the six months ended June 26, 2020. As a percentage of net sales, (excluding the one-time charge related to the Medicaid lawsuit, as previously discussed above), SG&A expenses were 33.8% and 28.3% for the six months ended June 26, 2020 and June 28, 2019, respectively.
Research and development expenses. R&D expenses decreased $4.6 million, or 2.8%, to $160.3 million for the six months ended June 26, 2020, compared with $164.9 million for the six months ended June 28, 2019. The Company continues to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 19.3% for the six months ended June 26, 2020. As a percentage of net sales, (excluding the one-time charge related to the Medicaid lawsuit, as previously discussed above), R&D expenses were 11.7% and 10.2% for the six months ended June 26, 2020 and June 28, 2019, respectively.
Restructuring charges, net. During the six months ended June 26, 2020 and June 28, 2019, we incurred $12.6 million and $4.0 million of restructuring charges, net, primarily related to employee severance and benefits.
Non-restructuring impairment charges. During the six months ended June 26, 2020, we recognized a partial impairment charge on our Ofirmev intangible asset of $63.5 million as previously described above. During the six months ended June 28, 2019, we recognized a full impairment on our IPR&D asset related to stannsoporfin of $113.5 million as we are no longer pursuing this development product.
Opioid-related litigation settlement. During the six months ended June 26, 2020, we recorded a non-cash gain of $8.3 million as a result of the change in the Settlement Warrants' fair value primarily driven by a decline in the value of our share price. For further information, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.
Medicaid lawsuit. During the six months ended June 26, 2020, we incurred a retrospective one-time charge of $105.3 million, which represents a pre-acquisition contingency related to the portion of the Acthar Gel Medicaid Retrospective Rebate that arose from sales of Acthar Gel prior to our acquisition of Questcor in August 2014. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.

Non-Operating Items
Interest expense and interest income. During the six months ended June 26, 2020 and June 28, 2019, net interest expense was $134.2 million and $150.5 million, respectively. This decrease was primarily attributable to a lower average outstanding debt balance during the six months ended June 26, 2020, which yielded a decrease in interest expense of $15.4 million. Additionally, the six months ended June 26, 2020 and June 28, 2019 included the recognition of a $10.8 million and $8.6 million benefit to interest expense, respectively, due to a lapse of certain statute of limitations. The Company recognized interest income of $4.5 million and $3.7 million during the six months ended June 26, 2020 and June 28, 2019, respectively. The increase in interest income was primarily driven by interest earned on our preferred equity certificates that were received as contingent consideration related to the sale of the Nuclear Imaging business, partially offset by lower interest rates during the six months ended June 26, 2020.
Other income, net. During the six months ended June 26, 2020 and June 28, 2019, we recorded other income, net, of $1.1 million and $90.7 million, respectively. The six months ended June 26, 2020 included a $1.9 million unrealized gain on the equity securities, net of foreign currency loss, related to our investment in Silence Therapeutics plc, partially offset by losses on intercompany financing, foreign currency transactions and related hedging instruments. The six months ended June 28, 2019 included a net gain of $71.3 million on debt repurchased, as well as royalty income.
Income tax expense (benefit). We recognized an income tax expense of $142.4 million on a loss from continuing operations before income taxes of $864.9 million for the six months ended June 26, 2020, and an income tax benefit of $229.0 million on a loss from continuing operations before income taxes of $74.3 million for the six months ended June 28, 2019. This resulted in effective tax rates of negative 16.5% and 308.2% for the six months ended June 26, 2020 and June 28, 2019, respectively. The income tax expense for the six months ended June 26, 2020 was comprised of $168.8 million of current tax benefit and $311.2 million of deferred tax expense. The current tax benefit was primarily the result of the CARES Act and unrecognized tax benefits. The deferred tax expense was predominantly related to the valuation allowance noted above, recorded against our net deferred tax assets, partially offset by a tax benefit related to previously acquired intangibles and the fiscal 2019 reorganization of our intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act. The income tax benefit for the six months ended June 28, 2019 was comprised of $44.1 million of current tax expense and $273.1 million of deferred tax benefit. The deferred tax benefit was predominantly related to previously acquired intangibles, the generation of tax loss and credit carryforwards net of valuation allowances, the non-restructuring impairment charges, as well as the reorganization of our intercompany financing and associated legal entity ownership, which eliminated the interest bearing deferred tax obligation.
The income tax expense was $142.4 million for the six months ended June 26, 2020, compared with an income tax benefit of $229.0 million for the six months ended June 28, 2019. The $371.4 million net increase in the tax expense included an increase of $202.7 million attributed to a valuation allowance recorded against our net deferred tax assets, an increase of $197.1 million attributed to the fiscal 2019 reorganization of our intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act, an increase of $17.7 million attributed to changes in the timing, amount and jurisdictional mix of income, an increase of $8.5 million attributed to non-restructuring impairment charges, an increase of $3.4 million attributed to separation costs, an increase of $0.5 million attributed to net restructuring, partially offset by a decrease of $49.6 million attributed to the CARES Act, and a decrease of $8.9 million attributed to the gain on debt repurchased.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $24.0 million and $7.0 million during the six months ended June 26, 2020 and June 28, 2019, respectively. The income during the six months ended June 26, 2020 primarily related to the recognition of a tax benefit related to a release of tax and interest on unrecognized tax benefits due to a lapse of certain statute of limitations related to the Nuclear Imaging business. The remaining income during the six months ended June 26, 2020 and June 28, 2019 primarily related to the receipt of contingent consideration associated with the sale of the Nuclear Imaging business.

Segment Results
Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items may include, but are not limited to, intangible asset amortization, net restructuring and related charges, non-restructuring impairment charges, separation costs, R&D upfront payments, changes related to the Opioid-Related Litigation Settlement and the Acthar Gel Medicaid Retrospective Rebate incurred as a result of the Medicaid lawsuit. Although these amounts are excluded from segment net sales and operating income, as applicable, they are included in reported consolidated net sales and operating loss and are reflected in the following reconciliations presented below. Selected information by business segment is as follows:

Three Months Ended June 26, 2020 Compared with Three Months Ended June 28, 2019
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	June 26, 2020	June 28, 2019	Percentage Change
Specialty Brands (1)	$522.8	$627.8	(16.7)%
Specialty Generics	178.1	195.5	(8.9)
Segment net sales	700.9	823.3	(14.9)
Medicaid lawsuit (Note 11)	(534.4)	—	*
Net sales	$166.5	$823.3	(79.8)
*Not meaningful
(1)The three months ended June 26, 2020 includes the prospective change to the Medicaid rebate calculation of $8.6 million for the period from June 15, 2020 through June 26, 2020, of which $6.8 million represents the channel impact. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.

Specialty Brands. Net sales for the three months ended June 26, 2020 decreased $105.0 million to $522.8 million, compared with $627.8 million for the three months ended June 28, 2019. The decrease in net sales was primarily driven by a $52.7 million or 19.8% decrease in Acthar Gel net sales driven primarily by continued reimbursement challenges impacting new and returning patients and continued payer scrutiny on overall specialty pharmaceutical spending; and reduced patient demand due to COVID-19 stay-at-home orders. As previously mentioned, the three months ended June 26, 2020 also includes a reduction of $8.6 million due to the change in the base date AMP for Acthar Gel that took effect on June 15, 2020. See Note 11 of the notes to the unaudited condensed consolidated financial statements for further detail on the status of the Medicaid lawsuit. Net sales for Ofirmev and Therakos decreased $38.1 million, or 42.1%, and $13.1 million, or 21.5%, respectively, primarily driven by the overall reduction in elective surgeries and stay-at-home directives, respectively, due to public health orders implemented as part of the COVID-19 pandemic. In addition, Other Specialty Brands products during the three months ended June 28, 2019 includes $13.9 million of net sales related to BioVectra prior to the completion of the sale of this business in November 2019. These were partially offset by a $15.2 million, or 10.9%, increase in INOmax net sales driven by increased consumption, including strong utilization within COVID-19 patients.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	June 26, 2020	June 28, 2019	Percentage Change
U.S.	$472.2	$559.4	(15.6)%
Europe, Middle East and Africa	39.8	40.2	(1.0)
Other	10.8	28.2	(61.7)
Net sales	$522.8	$627.8	(16.7)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	June 26, 2020	June 28, 2019	Percentage Change
Acthar Gel (1)	$213.7	$266.4	(19.8)%
INOmax	154.9	139.7	10.9
Ofirmev	52.4	90.5	(42.1)
Therakos	47.8	60.9	(21.5)
Amitiza	49.4	52.0	(5.0)
Other	4.6	18.3	(74.9)
Specialty Brands	$522.8	$627.8	(16.7)
(1)The three months ended June 26, 2020 includes the prospective change to the Medicaid rebate calculation of $8.6 million for the period from June 15, 2020 through June 26, 2020, of which $6.8 million represents the channel impact. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.

Specialty Generics. Net sales for the three months ended June 26, 2020 decreased $17.4 million, or 8.9%, to $178.1 million, compared with $195.5 million for the three months ended June 28, 2019. The decrease in net sales was driven by a decrease in Other controlled substances products and Other Specialty Generics products net sales of $20.8 million and $6.4 million, respectively. These decreases were partially offset by increases of $7.3 million and $7.1 million in hydrocodone-related products and acetaminophen net sales, respectively compared to the three months ended June 28, 2019.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	June 26, 2020	June 28, 2019	Percentage Change
U.S.	$143.6	$157.8	(9.0)%
Europe, Middle East and Africa	31.3	33.3	(6.0)
Other	3.2	4.4	(27.3)
Net sales	$178.1	$195.5	(8.9)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	June 26, 2020	June 28, 2019	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$25.4	$18.1	40.3%
Oxycodone (API) and oxycodone-containing tablets	15.0	19.6	(23.5)
Acetaminophen (API)	55.5	48.4	14.7
Other controlled substances	77.8	98.6	(21.1)
Other	4.4	10.8	(59.3)
Specialty Generics	$178.1	$195.5	(8.9)

Operating Loss
Operating income by segment and as a percentage of segment net sales for the three months ended June 26, 2020 and June 28, 2019 is shown in the following table (dollars in millions):

	Three Months Ended
	June 26, 2020		June 28, 2019
Specialty Brands (1)	$245.1	46.9%	$321.4	51.2%
Specialty Generics	34.9	19.6	33.9	17.3
Segment operating income	280.0	39.9	355.3	43.2
Unallocated amounts:
Corporate and unallocated expenses	(62.1)		(36.4)
Intangible asset amortization	(191.6)		(216.6)
Restructuring and related charges, net	(14.4)		0.2
Non-restructuring impairment charges	(63.5)		(113.5)
Separation costs	(20.7)		(18.9)
R&D upfront payment (2)	(5.0)		—
Opioid-related litigation settlement (3)	(8.5)		—
Medicaid lawsuit (Note 11)	(639.7)		—
Total operating loss	$(725.5)		$(29.9)
(1)The three months ended June 26, 2020 includes the prospective change to the Medicaid rebate calculation of $8.6 million for the period from June 15, 2020 through June 26, 2020, of which $6.8 million represents the channel impact. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.
(2)Represents R&D expense incurred related to an upfront payment made to acquire product rights in Japan for terlipressin.
(3)Represents the change in the Settlement Warrants' fair value. Refer to Note 12 of the notes to the unaudited condensed consolidated financial statements for further information regarding the valuations of the Settlement Warrants.

Specialty Brands. Operating income for the three months ended June 26, 2020 decreased $76.3 million, to $245.1 million, compared with $321.4 million for the three months ended June 28, 2019. Operating margin decreased to 46.9% for the three months ended June 26, 2020 compared with 51.2% for the three months ended June 28, 2019. This decrease in operating income and margin was primarily driven by the $105.0 million, or 16.7% decrease in net sales, partially offset by a slightly higher gross margin due to a change in product mix. During the three months ended June 26, 2020, SG&A expenses decreased $8.6 million, or 6.3%, compared with the three months ended June 28, 2019, primarily due to cost benefits gained from restructuring actions and decreased travel expense due to temporary travel restrictions from COVID-19, while R&D expenses increased $1.3 million, or 1.9%.
Specialty Generics. Operating income for the three months ended June 26, 2020 increased $1.0 million to $34.9 million, compared with $33.9 million for the three months ended June 28, 2019. Operating margin increased to 19.6% for the three months ended June 26, 2020, compared with 17.3% for the three months ended June 28, 2019. The increase in operating income and margin was primarily due to the $15.2 million decrease in SG&A expenses for the three months ended June 26, 2020, compared to the three months ended June 28, 2019. The decrease in SG&A was driven by opioid defense costs being considered non-recurring and excluded from segment operating income and presented as a corporate and unallocated expense on a go-forward basis, beginning in the first quarter of fiscal 2020, as a result of the Opioid-Related Litigation Settlement until effectuation of the Opioid-Related Litigation Settlement. In comparison, there were $15.1 million of opioid defense costs reflected in operating income during the three months ended June 28, 2019. During the three months ended there was also a decrease in R&D expense of $3.0 million. These increases to operating income were partially offset by the $17.4 million decrease in net sales.
Corporate and unallocated expenses. Corporate and unallocated expenses were $62.1 million and $36.4 million for the three months ended June 26, 2020 and June 28, 2019, respectively. This increase was primarily driven by certain changes made to the design of our long-term incentive compensation program in an effort to manage share usage and dilution and the approval of a key employee incentive program during the three months ended June 26, 2020, both of which reflect the shorter-term nature of our new target opportunities. The remaining increase was related to opioid defense costs of $17.2 million being presented as a corporate and unallocated expense beginning in the first quarter of fiscal 2020, as a result of the Opioid-Related Litigation Settlement, as previously discussed, partially offset by lower professional and consulting fees.

Six Months Ended June 26, 2020 Compared with Six Months Ended June 28, 2019
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Six Months Ended
	June 26, 2020	June 28, 2019	Percentage Change
Specialty Brands (1)	$1,013.4	$1,232.0	(17.7)%
Specialty Generics	353.3	381.9	(7.5)
Segment net sales	1,366.7	1,613.9	(15.3)
Medicaid lawsuit (Note 11)	(534.4)	—	*
Net sales	$832.3	$1,613.9	(48.4)
*Not meaningful
(1)The six months ended June 26, 2020 includes the prospective change to the Medicaid rebate calculation of $8.6 million for the period from June 15, 2020 through June 26, 2020, of which $6.8 million represents the channel impact. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.

Specialty Brands. Net sales for the six months ended June 26, 2020 decreased $218.6 million to $1,013.4 million, compared with $1,232.0 million for the six months ended June 28, 2019. The decrease in net sales compared with the six months ended June 28, 2019 was primarily driven by a $109.0 million, or 22.2% decrease in Acthar Gel net sales. As previously mentioned, the six months ended June 26, 2020 also includes a reduction of $8.6 million due to the change in the base date AMP for Acthar Gel that took effect on June 15, 2020. See Note 11 of the notes to the unaudited condensed consolidated financial statements for further detail on the status of the Medicaid lawsuit. Net sales for Ofirmev, Amitiza and Therakos decreased $58.8 million, or 31.6%, $14.5 million, or 13.8%, and $11.2 million, or 9.1%, respectively. The decrease in Ofirmev and Therakos net sales were primarily driven by the overall reduction in elective surgeries and stay-at-home directives, respectively, due to public health orders implemented as part of the COVID-19 pandemic, while the decrease in Amitiza net sales was primarily driven by volume. In addition, Other Specialty Brands products during the six months ended June 28, 2019 includes $26.3 million of net sales related to BioVectra prior to the completion of the sale of this business in November 2019.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Six Months Ended
	June 26, 2020	June 28, 2019	Percentage Change
U.S.	$916.9	$1,090.6	(15.9)%
Europe, Middle East and Africa	72.3	81.0	(10.7)
Other	24.2	60.4	(59.9)
Net sales	$1,013.4	$1,232.0	(17.7)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Six Months Ended
	June 26, 2020	June 28, 2019	Percentage Change
Acthar Gel (1)	$381.3	$490.3	(22.2)%
INOmax	296.6	290.8	2.0
Ofirmev	127.3	186.1	(31.6)
Therakos	111.5	122.7	(9.1)
Amitiza	90.5	105.0	(13.8)
Other	6.2	37.1	(83.3)
Specialty Brands	$1,013.4	$1,232.0	(17.7)
(1)The six months ended June 26, 2020 includes the prospective change to the Medicaid rebate calculation of $8.6 million for the period from June 15, 2020 through June 26, 2020, of which $6.8 million represents the channel impact. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.

Specialty Generics. Net sales for the six months ended June 26, 2020 decreased $28.6 million, or 7.5%, to $353.3 million, compared with $381.9 million for the six months ended June 28, 2019. The decrease in net sales was primarily driven by decreases in other controlled substances and other products of $31.4 million and $14.4 million, respectively. These decreases were partially offset by a $16.4 million or 46.2% increase in net sales for hydrocodone-related products compared to the six months ended June 28, 2019.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Six Months Ended
	June 26, 2020	June 28, 2019	Percentage Change
U.S.	$286.8	$306.3	(6.4)%
Europe, Middle East and Africa	59.4	67.3	(11.7)
Other	7.1	8.3	(14.5)
Net sales	$353.3	$381.9	(7.5)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Six Months Ended
	June 26, 2020	June 28, 2019	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$51.9	$35.5	46.2%
Oxycodone (API) and oxycodone-containing tablets	31.9	36.1	(11.6)
Acetaminophen (API)	99.6	94.6	5.3
Other controlled substances	161.4	192.8	(16.3)
Other	8.5	22.9	(62.9)
Specialty Generics	$353.3	$381.9	(7.5)

Operating Loss
Operating income by segment and as a percentage of segment net sales were as follows (dollars in millions):

	Six Months Ended
	June 26, 2020		June 28, 2019
Specialty Brands (1),(2)	$457.3	45.1%	$596.9	48.4%
Specialty Generics	83.2	23.5	58.3	15.3
Segment operating income	540.5	39.5	655.2	40.6
Unallocated amounts:
Corporate and unallocated expenses	(128.6)		(82.2)
Intangible asset amortization	(389.2)		(439.4)
Restructuring and related charges, net	(12.6)		(4.0)
Non-restructuring impairment charges	(63.5)		(113.5)
Separation costs	(42.0)		(30.6)
R&D upfront payment (3)	(5.0)		—
Opioid-related litigation settlement (4)	8.3		—
Medicaid lawsuit (Note 11)	(639.7)		—
Total operating loss	$(731.8)		$(14.5)
(1)Includes $10.0 million of inventory fair-value step up expense, primarily related to Amitiza, during the three months ended March 29, 2019.
(2)The six months ended June 26, 2020 includes the prospective change to the Medicaid rebate calculation of $8.6 million for the period from June 15, 2020 through June 26, 2020, of which $6.8 million represents the channel impact. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.
(3)Represents R&D expense incurred related to an upfront payment made to acquire product rights in Japan for terlipressin.
(4)Represents the change in the Settlement Warrants' fair value. Refer to Note 12 of the notes to the unaudited condensed consolidated financial statements for further information regarding the valuations of the Settlement Warrants.
Specialty Brands. Operating income for the six months ended June 26, 2020 decreased $139.6 million to $457.3 million, compared with $596.9 million for the six months ended June 28, 2019. Operating margin decreased to 45.1% for the six months ended June 26, 2020, compared with 48.4% for the six months ended June 28, 2019. The decrease in operating income and margin is primarily driven by the $218.6 million, or 17.7%, decrease in net sales over the same period partially offset by an increase in gross profit margin and decreases in SG&A and R&D expense of $17.6 million or 6.5% and $4.1 million or 2.8%, respectively, for the six months ended June 26, 2020, compared to the six months ended June 28, 2019. The increased gross profit margin was driven by a change in product mix, as well as an additional $10.0 million of amortization expense during the six months ended June 28, 2019 for inventory fair value adjustments related to Amitiza, which was fully amortized during the first quarter of 2019. The decreased SG&A expenses are primarily due to cost benefits gained from restructuring actions, lower travel costs due to temporary travel restrictions from COVID-19 and lower consulting and professional fees.
Specialty Generics. Operating income for the six months ended June 26, 2020 increased $24.9 million to $83.2 million, compared with $58.3 million for the six months ended June 28, 2019. Operating margin increased to 23.5% for the six months ended June 26, 2020, compared with 15.3% for the six months ended June 28, 2019. As a result of the Opioid-Related Litigation Settlement announced during the three months ended March 27, 2020, the corresponding opioid defense costs are considered to be non-recurring; therefore, such costs will be excluded from segment operating income and presented as a corporate and unallocated expense on a go-forward basis until effectuation of the Opioid-Related Litigation Settlement. In comparison, there were $34.5 million of opioid defense costs reflected in operating income during the six months ended June 28, 2019. The remaining increase in operating income and margin was primarily due to an increase in gross profit primarily driven by product mix. This was partially offset by a $13.4 million decrease in gross profit driven by the decrease in net sales.
Corporate and unallocated expenses. Corporate and unallocated expenses were $128.6 million and $82.2 million for the six months ended June 26, 2020 and June 28, 2019, respectively. This increase was primarily driven by opioid defense costs of $39.7 million being presented as a corporate and unallocated expense beginning during the six months ended June 26, 2020, as a result of the Opioid-Related Litigation Settlement, as previously discussed. The remaining increase is primarily related to increased employee compensation and benefits driven by certain changes made to the design of our long-term incentive compensation program in an effort to manage share usage and dilution and the approval of a key employee incentive program during the six months ended June 26, 2020, both of which reflect the shorter-term nature of our new target opportunities, partially offset by lower professional and consulting fees.

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

During the three months ended June 26, 2020, we incurred a retrospective one-time charge of $639.7 million related to the Acthar Gel Medicaid Retrospective Rebate. Barring other arrangements, the cash payments for this current liability will begin to come due in accordance with the normal rebate payment schedule before the end of 2020. See Note 11 of the notes to the unaudited condensed consolidated financial statements for further information on this matter, described as the Medicaid Lawsuit.

As previously discussed, on February 25, 2020, we announced the Opioid-Related Litigation Settlement. If the Opioid-Related Litigation Settlement is not fully implemented or consummated, we or our subsidiaries may become subject to some or all of the liabilities that would have otherwise been settled, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. See Note 11 of the notes to the unaudited condensed consolidated financial statements for further information.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As we have previously disclosed, our business is exposed to a variety of material risks, including opioid-related claims, the Medicaid lawsuit, other lawsuits and significant existing indebtedness. As a result of these uncertainties, management has concluded that there is substantial doubt regarding our ability to continue as a going concern and that any plans to resolve these risks as a going concern have not yet been finalized and are not fully within our control, and therefore cannot be deemed probable. We have been working with external advisors to explore a range of options and engage in dialogue with financial creditors and litigation claimants and their advisors, which may result in a filing for reorganization in bankruptcy under Chapter 11 by Mallinckrodt plc and most of its subsidiaries in the near-term. Consequently, our future cash from operations and access to capital markets may not provide adequate resources to fund our working capital needs, capital expenditures and strategic investments for the foreseeable future.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Six Months Ended
	June 26, 2020	June 28, 2019
Net cash from:
Operating activities	$224.6	$467.4
Investing activities	(28.8)	(69.4)
Financing activities	(158.2)	(506.4)
Effect of currency exchange rate changes on cash and cash equivalents	(0.5)	0.8
Net increase (decrease) in cash and cash equivalents	$37.1	$(107.6)

Operating Activities
Net cash provided by operating activities of $224.6 million for the six months ended June 26, 2020 was attributable to a net loss of $983.3 million, adjusted for non-cash items of $817.4 million, driven by depreciation and amortization of $439.4 million and a $314.1 million reduction in our deferred income tax assets. This net loss was offset by cash provided from net investment in working capital of $390.5 million, which was primarily driven by the recognition of the $639.7 million retrospective one-time charge related to the Acthar Gel Medicaid Retrospective Rebate as previously mentioned. Also included within this change in working capital was an $83.6 million decrease in accounts receivable, offset by a $219.8 million increase in net receivables related to income taxes, a $45.7 million decrease in accounts payable, a $40.1 million net cash outflow related to other assets and liabilities and a $27.2 million increase in inventory.
Net cash provided by operating activities of $467.4 million for the six months ended June 28, 2019 was primarily attributable to net income of $161.7 million, adjusted for non-cash items of $277.7 million driven by depreciation and amortization of $488.6 million and a non-cash impairment charge of $113.5 million, partially offset by $271.2 million related to a reduction in our deferred income tax liabilities and other non-cash adjustments, including a $79.9 million gain on debt repurchased. Net investment in working capital contributed $28.0 million of cash flow from operating activities. Included within this change in working capital was a $95.5 million increase in accounts receivable primarily attributable to a shift in customer mix and the timing of receipts, in addition to a higher balance of gross receivables at the end of fiscal 2018. This was partially offset by a $73.3 million net cash outflow related to other assets and liabilities, which included decreases in accrued payroll and accrued interest of $44.2 million and $31.8 million, respectively.

Investing Activities
Net cash used in investing activities was $28.8 million for the six months ended June 26, 2020, compared with $69.4 million for the six months ended June 28, 2019. The $40.6 million change was primarily attributable to the $46.3 million decrease in capital expenditures. Under our term loan credit agreement, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loan. For further information, refer to "Debt and Capitalization" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities
Net cash used in financing activities was $158.2 million for the six months ended June 26, 2020, compared with $506.4 million for the six months ended June 28, 2019. The $348.2 million decrease in cash outflows was attributable to a $356.3 million decrease in debt repayments, net of issuances, and a $2.2 million decrease in shares repurchased. Our current year debt repayments included a $119.8 million payment on the remaining principal amount of 2020 Notes and $9.8 million in aggregate payments on our variable-rate term loans. The significant components of our debt repayments during the six months ended June 28, 2019 included aggregate debt repayments of $281.4 million on our variable-rate term loans, and open market debt repurchases that aggregated to a total principal amount of $419.2 million. These repayments were partially offset by a net draw of $185.0 million on our revolving credit facility.

Debt and Capitalization
As of June 26, 2020, the total debt principal was $5,293.1 million, of which $19.7 million was classified as current. The total debt principal as of June 26, 2020 was comprised of the following:

Variable-rate instruments:
Term loan due September 2024	$1,513.0
Term loan due February 2025	401.5
Revolving credit facility	900.0
Fixed-rate instruments	2,478.6
Debt principal	$5,293.1

The variable-rate term loan interest rates are based on the London Inter-bank Offered Rate ("LIBOR"), subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the principal amount. As of June 26, 2020, our fixed-rate instruments have a weighted-average interest rate of 7.05% and pay interest at various dates throughout the fiscal year. As of June 26, 2020, we were fully drawn on our $900.0 million revolving credit facility.
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
As of June 26, 2020, we were in full compliance with the provisions and covenants associated with our debt agreements. See Note 1 of the notes to the unaudited condensed consolidated financial statements for further information regarding the risk of non-compliance with our financial debt covenant over the next twelve months.

Commitments and Contingencies
Legal Proceedings
See Note 11 of the notes to the unaudited condensed consolidated financial statements for a description of the legal proceedings and claims as of June 26, 2020.

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

Off-Balance Sheet Arrangements
As of June 26, 2020, we had various letters of credit, guarantees and surety bonds totaling $29.8 million. There has been no change in our off-balance sheet arrangements during the six months ended June 26, 2020.

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
We believe that our accounting policies for revenue recognition, intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended June 26, 2020, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2019.

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "anticipate," "estimate," "predict," "potential," "continue," "may," "could," "should" or the negative of these terms or similar expressions.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of June 26, 2020, our outstanding debt included $1,914.5 million variable-rate debt on our senior secured term loans and $900.0 million outstanding borrowings on our senior secured revolving credit facility. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $7.0 million.
The remaining outstanding debt as of June 26, 2020 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of June 26, 2020 that measured the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $1.5 million aggregate potential as of June 26, 2020. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 26, 2020 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 11 of the notes to the unaudited condensed consolidated financial statements for further description of the litigation, legal and administrative proceedings as of June 26, 2020.

Item 1A.	Risk Factors.
Except for the risk factors included below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 27, 2019, filed with the SEC on February 26, 2020.
The uncertainty surrounding our ability to reach a resolution with certain of our financial creditors and opioid-related plaintiffs in connection with ongoing restructuring and settlement discussions, together with the uncertain outcome of the Medicaid lawsuit, has raised substantial doubt about our ability to continue as a going concern. We may seek protection from our creditors under Chapter 11 of the Bankruptcy Code or an involuntary petition for bankruptcy may be filed against us, either of which could have a material adverse impact on our business, financial condition, results of operations, and cash flows and could place our shareholders at significant risk of losing all of their investment in our ordinary shares.
As we have previously disclosed, our business is exposed to a variety of material risks, including opioid-related claims, the Medicaid lawsuit, other lawsuits and significant existing indebtedness. As a result of these uncertainties, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. We are currently engaged in restructuring and settlement discussions with various parties and their advisors, including certain of our financial creditors and plaintiffs in opioid-related lawsuits and continuing to appeal the March 16th ruling by the District Court with respect to the Medicaid lawsuit. While we are continuing to evaluate options with respect to addressing these liabilities and risks, there can be no assurances that we will be able to reach an acceptable resolution with respect to these matters that allows Mallinckrodt plc and its subsidiaries to avoid seeking bankruptcy protection. Although no determination has been made, it is possible that Mallinckrodt plc and most of its subsidiaries may choose to pursue a reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the near-term.
Any bankruptcy would subject us to risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations and liquidity, including, but not limited to, by causing increased difficulty obtaining and maintaining commercial relationships on competitive terms with customers, suppliers and other counterparts; increased difficulty retaining and motivating key employees, as well as attracting new employees; diversion of management’s time and attention to dealing with bankruptcy and restructuring activities rather than focusing exclusively on business operations; incurrence of substantial costs, fees and other expenses associated with bankruptcy proceedings; and loss of ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations. We may also become subject to risks and uncertainties caused by the actions of creditors and other third parties who have interests that may be inconsistent with our plans.
All of our indebtedness and litigation liabilities are senior to the existing ordinary shares in our capital structure. As a result, we believe that seeking bankruptcy court protection under a Chapter 11 proceeding could cause our ordinary shares to be canceled, resulting in a limited recovery, if any, for holders of our ordinary shares, and would place shareholders at significant risk of losing all of their investment in our shares.

The Opioid-Related Litigation Settlement included certain contingencies and may not go into effect in its current form or at all, as a result of which our business prospects may be adversely impacted.
The Opioid-Related Litigation Settlement is neither final nor binding and there is no assurance that the necessary parties will agree to definitive documentation, that the contingencies to any agreement will be fulfilled or that any potential final settlement agreement entered into by us will be on terms as favorable as the Opioid-Related Litigation Settlement previously announced. In particular, the Opioid-Related Litigation Settlement is subject to a number of conditions, which may not be satisfied. Among other things, the Opioid-Related Litigation Settlement included an unsatisfied condition with respect to the outcome of the Medicaid lawsuit, with respect to which we received an adverse decision from the District Court in March 2020. While we are currently appealing this decision, we are concurrently engaged in constructive dialogue with the plaintiff parties to the Opioid-Related Litigation Settlement to address the impact of the District Court’s decision in the event that the appeal does not have a favorable result, and there can be no assurance that such dialogue will result in a modification of the Opioid-Related Litigation Settlement that would be satisfactory to all parties. Moreover, we and the other parties to the Opioid-Related Litigation Settlement would not intend to proceed with its implementation absent supermajority support and participation amongst the plaintiffs in the opioid cases, and there is no assurance that such support and participation will be obtained. Furthermore, the Opioid-Related Litigation Settlement as it was structured when initially agreed was intended to be implemented through a filing by the Specialty Generics Subsidiaries (and not Mallinckrodt plc or its subsidiaries other than the Specialty Generics Subsidiaries) of a pre-arranged bankruptcy case under Chapter 11, which would require confirmation of a plan of reorganization for such subsidiaries by a U.S. Bankruptcy Court. Confirmation of such a plan would be uncertain and could be denied.
Furthermore, subject to the satisfaction of the conditions to the Opioid-Related Litigation Settlement, the consummation of the Opioid-Related Litigation Settlement as it was structured when initially agreed would become effective upon the emergence of the Specialty Generics Subsidiaries from Chapter 11 bankruptcy, the timing of which emergence would be uncertain.
If Mallinckrodt plc and most of its subsidiaries choose to pursue a Chapter 11 filing, we would expect to seek to modify the Opioid-Related Litigation Settlement so that it would be effectuated in the context of the related bankruptcy proceedings, but there can be no assurance that we would be able to agree to a modification of the Opioid-Related Litigation Settlement that would be satisfactory to all parties or as to whether or when such modified settlement would be implemented.
The settlement process may use a significant portion of our resources and divert management’s attention from our day-to-day operations, all of which could harm our business. Furthermore, the Opioid-Related Litigation Settlement may not be implemented or consummated in its current form, in a modified form in connection with a Chapter 11 filing of Mallinckrodt plc and most of its subsidiaries, or at all. If the opioid-related claims are not settled, we would be subject to continued litigation with plaintiffs with opioid-related claims, and we or our subsidiaries may become subject to some or all of the liabilities that would have otherwise been settled, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. If Mallinckrodt plc were to file for bankruptcy protection, whether as a result of the failure of the Opioid-Related Litigation Settlement or in connection with implementing a modified version thereof or otherwise, we would be subject to additional risks and uncertainties that could adversely affect our business prospects, as further described in the risk factor “The uncertainty surrounding our ability to reach a resolution with certain of our financial creditors and opioid-related plaintiffs in connection with ongoing restructuring and settlement discussions, together with the uncertain outcome of the Medicaid lawsuit, has raised substantial doubt about our ability to continue as a going concern. We may seek protection from our creditors under Chapter 11 of the Bankruptcy Code or an involuntary petition for bankruptcy may be filed against us, either of which could have a material adverse impact on our business, financial condition, results of operations, and cash flows and could place our shareholders at significant risk of losing all of their investment in our ordinary shares.”

Our business may be adversely affected by public health crises and epidemics/pandemics, including the recent coronavirus outbreak.
A pandemic, epidemic or outbreak of an infectious disease occurring in the U.S., or elsewhere, could result in our business being adversely affected. In December 2019, COVID-19, was identified in China, which has now spread to countries throughout the world, including Ireland, the United Kingdom and the U.S. and has resulted in the World Health Organization declaring the outbreak as a pandemic. Our business performance was significantly impacted by COVID-19 during the second quarter, and we continue to expect to see challenges while the pandemic persists and potentially thereafter.
We may experience significant and unpredictable increases or decreases in demand for certain of our products as the needs of health care providers and patients evolve during this pandemic. For example, as we are among the world's largest manufacturers of bulk acetaminophen and the only producer of acetaminophen in the North American and European regions, we could experience an increase in demand which we may not be able to meet in accordance with the needs of the market. Additionally, our INOmax product is a potential treatment for acute respiratory distress syndrome (ARDS), which is a known clinical manifestation of infection with many respiratory viruses including coronaviruses, which could be subject to similar dynamics. Alternatively, due to the deprioritization of non-critical medical treatment in the face of this pandemic, demand for our Ofirmev product was negatively affected in the second quarter and may continue to be negatively impacted. We also experienced and may continue to experience reduced demand for Therakos due to immunosuppressed patients who have been instructed to stay-at-home during the COVID-19 pandemic..
Furthermore, earlier this year U.S. President Trump invoked emergency powers under the Defense Production Act, which allows the U.S. government to direct private companies to meet the needs of the nation in the time of an emergency. Given the critical nature of some of the products we manufacture, as well as our pharmaceutical and medical device manufacturing capabilities, we may be impacted by governmental action taken under this or similar legislation.
Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Such disruptions could materially delay potential FDA approval with respect to our clinical trials and product candidates, including the FDA’s decision on our NDA for terlipressin. Other factors caused by the COVID-19 virus have already impacted and could materially delay or otherwise impact clinical trials we are conducting related to our products, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to the COVID-19 virus. Furthermore, business pressures driven by the ongoing COVID-19 pandemic have led us to prioritize certain investments over others, resulting in the termination of two of our Phase 4 studies related to Acthar Gel, and such pressures could result in similar decisions across our product portfolio. Any delays in our clinical trials or regulatory review resulting from such disruptions could materially affect the development or approval of our product candidates or our lifecycle management efforts.
In addition, the economic impact of the spread of the COVID-19 virus', which has caused a broad impact globally, has adversely impacted our business and may continue to adversely affect us. In particular, the COVID-19 virus has negatively affected demand for our products due to limitations on the ability of our sales representatives to meet with physicians, and a reduction in patient visits to their doctors and pharmacists in order to receive prescriptions for our products, all of which may continue so long as the pandemic does not abate. There is also an increased risk of supply interruption at our third-party suppliers to deliver components as well as our manufacturing facilities to produce finished products on a timely basis, which could result in business or operational disruption. Additionally, while the potential long-term economic impact of the COVID-19 virus may be difficult to assess or predict, COVID-19 pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital, thereby negatively affecting our liquidity. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted.
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
We are unable to predict what additional legislation or regulation or changes in third-party coverage and reimbursement policies may be enacted or issued in the future or what effect such legislation, regulation and policy changes would have on our business. In May 2019, CMS issued a decision requiring that we revert to the base date AMP used to calculate Medicaid drug rebates for Acthar Gel. We subsequently filed suit in District Court against the HHS and CMS seeking to hold unlawful and set aside this decision. In March 2020, we received an adverse decision from the District Court which upheld CMS' decision to reverse its previous determination of the base date AMP used to calculate Acthar Gel rebates. On March 16, 2020, we filed an Emergency Motion for Reconsideration and Stay of Entry of Judgment Pending Reconsideration Or, Alternatively, Injunction Pending Appeal. In response, the government agreed that CMS would not require us to change the Medicaid rebate calculation for Acthar Gel until June 14, 2020, to allow the District Court time to decide our reconsideration motion. The District Court subsequently denied our reconsideration motion and in June 2020 we appealed the District Court's decision to the Court of Appeals and filed an Emergency Motion for Injunction Pending Appeal and to Expedite Briefing and Argument. The Court of Appeals subsequently denied our request for an injunction pending appeal on June 15, 2020. Consequently, we changed the base date AMP for Acthar Gel in the CMS data reporting system to reflect the original base date AMP for Acthar Gel. As a result, during the three months ended June 26, 2020, we incurred a retrospective one-time charge of $639.7 million. The prospective change to the Medicaid rebate calculation also served to reduce Acthar Gel net sales by $8.6 million for the period from June 15, 2020 to June 26, 2020. We disagree with the District Court's decision and continue to believe that our lawsuit has strong factual and legal bases. If we are unsuccessful in our efforts to set aside CMS' decision through the appeals process, Medicaid net sales of Acthar Gel could be substantially eliminated and our efforts to continue building on our investment in non-sales and marketing activities to modernize Acthar Gel could be significantly undermined.

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
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended June 26, 2020. The repurchase activity presented below is limited to deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations as there were no market repurchases during the three months ended June 26, 2020.
On March 1, 2017, the Company's Board of Directors authorized a $1.0 billion share repurchase program (the "March 2017 Program") which commenced upon the completion of the March 2016 Program. The March 2017 Program has no expiration date, and the Company currently expects to fully utilize the program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs (in millions)
March 27, 2020 to April 24, 2020	37,460	$1.86	—	$564.2
April 25, 2020 to May 29, 2020	88,641	2.96	—	564.2
May 30, 2020 to June 26, 2020	917	2.86	—	564.2
March 27, 2020 to June 26, 2020	127,018	2.63

Item 6.	Exhibits.

Exhibit Number	Exhibit

10.1	Mallinckrodt Pharmaceuticals Severance Plan for U.S. Officers and Executives (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 24, 2020).
10.2	Form of Employment Agreement by and between ST Shared Services LLC and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 24, 2020).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive Data File (Form 10-Q for the quarterly period ended June 26, 2020 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

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

Date: August 4, 2020