Form 10-K
period 2020-12-25
Mallinckrodt plc
filed 2021-03-10
CIK 1567892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-K
 ____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number : 001-35803
 _________________________________
Mallinckrodt plc
(Exact name of registrant as specified in its charter)
 __________________________________________________________________________________________________________________________________

Ireland	98-1088325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
College Business & Technology Park, Cruiserath,
Blanchardstown, Dublin 15, Ireland
(Address of principal executive offices) (Zip Code)
Telephone: +353 1 696 0000
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Ordinary shares, par value $0.20 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are "affiliates") as of June 26, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $232.4 million (based upon the closing price of $2.77 per share as reported by the New York Stock Exchange ("NYSE") on that date).
The number of shares of the registrant's common stock outstanding as of March 5, 2021 was 84,505,217.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 25, 2020, are incorporated by reference into Part III of this report.

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
We continue to pursue our ongoing transformation to become an innovation-driven biopharmaceutical company focused on improving outcomes for underserved patients with severe and critical conditions. For further information on our products, refer to "Our Businesses and Products" within this Item 1. Business.
Our principal executive offices are located at College Business & Technology Park, Cruiserath, Blanchardstown, Dublin 15, Ireland, and our Specialty Brands global external manufacturing operations are located in Dublin, Ireland. In addition, we have other locations in the United States ("U.S."), most notably our corporate shared services office in Hazelwood, Missouri, our Specialty Brands commercial headquarters in Hampton, New Jersey, and our Specialty Generics headquarters and technical development center in Webster Groves, Missouri.

Voluntary Filing Under Chapter 11 and Going Concern
On October 12, 2020, Mallinckrodt plc and certain of its subsidiaries voluntarily initiated proceedings (the "Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") to modify our capital structure, including restructuring portions of our debt, and to resolve potential legal liabilities, including but not limited to a proposed resolution of all opioid-related claims against us (the "Amended Proposed Opioid-Related Litigation Settlement") and a proposed resolution of various Acthar® Gel (repository corticotropin injection) ("Acthar Gel")-related matters (the "Proposed Acthar Gel-Related Settlement"), including the Medicaid lawsuit with the Centers for Medicare and Medicaid Services ("CMS"), an associated False Claims Act ("FCA") lawsuit in Boston and an Eastern District of Pennsylvania ("EDPA") FCA lawsuit relating to Acthar Gel's previous owner's interactions with an independent charitable foundation. The entities that filed the Chapter 11 Cases include Mallinckrodt plc, substantially all of our U.S. subsidiaries, including certain subsidiaries of Mallinckrodt plc operating the Specialty Generics business (the "Specialty Generics Subsidiaries") and the Specialty Brands business (the "Specialty Brands Subsidiaries"), and certain of our international subsidiaries (together with Mallinckrodt plc, Specialty Generics Subsidiaries and Specialty Brands Subsidiaries, the "Debtors"). In connection with the filing of the Chapter 11 Cases, we entered into a restructuring support agreement (as amended, supplemented or otherwise modified, "Restructuring Support Agreement" or "RSA") as part of a prearranged plan of reorganization. Refer to Note 2 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information on the voluntary petitions for reorganization, the RSA and subsequent joinders and an amendment thereto.
On October 27, 2020, the U.S. Trustee for the District of Delaware appointed an official committee of unsecured creditors and an official committee of opioid-related claimants pursuant to section 1102 of the Bankruptcy Code. Generally, these statutory committees and their legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Chapter 11 Cases.
Substantial doubt about our ability to continue as a going concern exists in light of our Chapter 11 Cases. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval by the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), implement a plan of reorganization, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet our obligations, most notably our opioid and Acthar Gel-related settlements and restructured debt obligations, and operating needs.
Although management believes that our reorganization through the Chapter 11 proceedings will appropriately position us upon emergence, the commencement of these proceedings constituted an event of default under certain of our debt agreements, enforcement of any remedies in respect of which is automatically stayed as a result of the Chapter 11 proceedings. There are a number of risks and uncertainties associated with our bankruptcy, including, among others that: (a) our prearranged plan of reorganization may never be confirmed or become effective, (b) the RSA may be terminated by one or more of the parties thereto, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to Mallinckrodt plc and its subsidiaries, and (d) the Chapter 11 Cases may be converted into cases under Chapter 7 of the Bankruptcy Code.
The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. As a result, we have concluded that management’s plans at this stage do not alleviate substantial doubt about our ability to continue as a going concern.
Information about the Chapter 11 Cases, including the case docket, may be found free of charge at https://restructuring.primeclerk.com/Mallinckrodt/.

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
We promote our branded products directly to physicians in their offices, hospitals and ambulatory surgical centers (including neurologists, rheumatologists, nephrologists, pulmonologists, ophthalmologists, neonatologists, surgeons and pharmacy directors) with our own direct sales force of almost 400 sales representatives as of December 25, 2020. These products are purchased by independent wholesale drug distributors, specialty pharmaceutical distributors, retail pharmacy chains and hospital procurement departments, among others, and are eventually dispensed by prescription to patients. We also contract directly with payer organizations to ensure reimbursement for our products to patients that are prescribed our products by their physicians.
The following is a description of select products in our product portfolio:
•Acthar Gel is an injectable drug approved by the U.S. Food and Drug Administration ("FDA") for use in 19 indications. The product currently generates substantially all of its net sales from nine of the on-label indications, including adjunctive therapy for short-term administration for an acute episode or exacerbation in rheumatoid arthritis ("RA"), including juvenile RA; monotherapy for the treatment of infantile spasms in infants and children under two years of age; treatment during an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus; treatment of acute exacerbations of multiple sclerosis ("MS") in adults; including a diuresis or a remission of proteinuria in nephrotic syndrome ("NS") without uremia of the idiopathic type or that due to lupus; treatment during an exacerbation or as maintenance therapy in selected cases of systemic dermatomyositis (polymyositis); treatment of symptomatic sarcoidosis; and treatment of severe acute and chronic allergic and inflammatory processes involving the eye and its adnexa including keratitis and uveitis. We may initiate commercial efforts for other approved indications where there is high unmet medical need. The currently approved indications of Acthar Gel are not subject to patent or other exclusivity.
There is significant clinical evidence to support the effectiveness of Acthar Gel. This evidence is the result of company-sponsored controlled clinical trials, as well as previously completed and largely independent clinical case series and smaller trials that have expanded the product's evidence base and strengthened its clinical profile. We continue our efforts to extend the value of the product through product enhancements including the ongoing development of the Acthar Gel self-injection device, which will create an easier and more patient-friendly application for single unit dosage indications, as well as through additional studies.
•INOmax® (nitric oxide) gas, for inhalation ("INOmax") is a vasodilator that, in conjunction with ventilatory support and other appropriate agents, is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks) neonates with hypoxic respiratory failure ("HRF") associated with clinical or echocardiographic evidence of pulmonary hypertension. INOmax is also approved in Australia for the treatment of perioperative pulmonary hypertension in adults in conjunction with cardiovascular surgery.

Additionally, our Phase 4 registry assessing INOmax for treatment of pulmonary hypertension in premature (27 to 34 weeks) and term and near-term neonates was completed early due to achievement of the pre-specified primary outcome measure, non-inferiority. The decision was made following the second planned interim analysis at 75% enrollment. The interim analysis assessed 54 premature and 84 term and near-term neonates and demonstrated that the trial achieved the significance level for non-inferiority. Evaluation of significant improvement for each neonate is based on at least a 25% decrease in oxygenation index or surrogate oxygenation index during the INOmax treatment period.
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
•Therakos® photopheresis ("Therakos") is focused on providing innovative immunotherapy treatment platforms that enhance the ability of a patient's immune system to fight disease. Therakos is the global leader in autologous immunotherapy delivered through extracorporeal photopheresis ("ECP") and provides the only integrated ECP system in the world. ECP involves drawing blood from the patient, separating white blood cells from plasma and red blood cells which are returned to the patient, and treating the white blood cells with an Ultraviolet-A ("UVA") light activated drug. The treated white blood cells are immediately re-administered back into the patient. ECP is approved by the FDA for use in the palliative treatment of the skin manifestations of cutaneous T-cell lymphoma (“CTCL”) that is unresponsive to other forms of treatment. Outside the U.S., ECP is approved to treat several other serious diseases that arise from immune system imbalances. Therakos' product suite, which is sold to hospitals, clinics, academic centers and blood banks, includes an installed system, a disposable procedural kit used for each treatment and a drug, UVADEX® (methoxsalen) Sterile Solution (“UVADEX”), as well as instrument accessories and instrument maintenance and repair services.
•Amitiza® (lubiprostone) (Amitiza") is a leading global product in the branded constipation market. Amitiza is approved by the FDA for treatment of chronic idiopathic constipation in adults, irritable bowel syndrome with constipation in women 18 years of age and older, and opioid-induced constipation in adult patients with chronic, non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent opioid dosage escalation. Amitiza is a chloride channel type-two activator which increases fluid secretion and motility of the intestine, facilitating passage of stool. Roughly 40 million patients in the U.S. suffer from some form of chronic constipation. Of the branded products currently marketed, only Amitiza is approved for three constipation indications in the U.S.
Prior to our acquisition of this product in February 2018, the prior owner had entered into an agreement with Par Pharmaceutical, Inc., et al. (collectively "Par") in connection with the settlement of patent litigation in the U.S. related to Amitiza. Under this agreement, Par was granted a non-exclusive license and right to market a competing generic version of lubiprostone 8 mcg and 24 mcg soft gelatin capsules in the U.S. for the indications approved for Amitiza beginning in fiscal 2021. Par will pay a double-digit royalty to us based on a percentage of the gross profits of the licensed products sold during the term of the agreement, which continues until each of our related patents has expired; provided that the percentage of gross profits shall be reduced to zero if two or more generics or authorized generics are commercially marketing a generic product in addition to Par. Refer to Note 20 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information regarding patent litigation in relation to Amitiza.
•Pipeline products - We have multiple products in various stages of development, which we believe will provide long-term organic growth and diversification. For a detailed description of the most significant development products in our pipeline, refer to the Research and Development ("R&D") section in this Item 1. Business.

Specialty Generics
Our Specialty Generics segment is focused on providing our customers high-quality specialty generic drugs and APIs. Specialty Generics include a variety of product formulations containing hydrocodone-containing tablets, oxycodone-containing tablets and several other controlled substances, all of which are significant products for the treatment of pain. Our near-term pipeline in this segment includes the expected launch of up to three new products in fiscal 2021, with additional products in development long-term. Within this segment, we provide bulk API products, including opioids and acetaminophen, to a wide variety of pharmaceutical companies, many of which are direct competitors of our Specialty Generics finished dosage business. In addition, we use our API for internal manufacturing of our finished dosage products.
We are among the world's largest manufacturers of bulk acetaminophen and the only producer of acetaminophen in the North American and European regions. We manufacture controlled substances under the Drug Enforcement Administration ("DEA") quota restrictions, and in calendar 2020, we estimated that we received approximately 34.0% of the total DEA quota provided to the U.S.

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
Data generation is an important strategic driver for our key products, both inline and pipeline, as they extend evidence in approved uses, label enhancements and new indications. Our data strategy is realized through investments in both clinical and health economic activities. We are committed to supporting research that helps advance the understanding and treatment of a variety of different disease states that will further the understanding and development of our currently marketed products, including Acthar Gel, INOmax and Therakos.
The most significant development products in our pipeline are the following:
•Terlipressin is being investigated for the treatment of hepatorenal syndrome ("HRS") type 1 (collectively "HRS-1"), an acute, rare and life-threatening condition requiring hospitalization, with no currently approved therapy in the U.S. or Canada. During fiscal 2019 we completed enrollment for the Phase 3 clinical study (i.e. CONFIRM) to evaluate the efficacy and safety of terlipressin, together with albumin, in adult patients with HRS-1, and announced positive top line results. The study met its prespecified primary endpoint of verified HRS reversal. It also met three of the four prespecified secondary endpoints with the fourth endpoint trending more positive for terlipressin but not achieving statistical significance. This Phase 3 clinical study was conducted under an FDA Special Protocol Assessment ("SPA"). In March 2020, we initiated and completed a rolling submission of a new drug application ("NDA") filing to the U.S. FDA for terlipressin, and in April 2020 the FDA accepted the NDA for review. In July 2020, the Cardiovascular and Renal Drugs Advisory Committee of the FDA voted to recommend approval of the investigational agent terlipressin to treat adults with HRS-1. During September 2020, the FDA issued a Complete Response Letter ("CRL") regarding the Company's NDA seeking approval for terlipressin. The CRL stated that, based on the available data, the agency cannot approve the terlipressin NDA in its current form and requires more information to support a positive risk-benefit profile for terlipressin for patients with HRS-1. In response to receipt of the CRL, the Company had an End of Review Meeting on October 26, 2020 and a Type A Meeting on January 29, 2021 with the FDA where both parties engaged in constructive dialogue in an effort to clarify a viable path to U.S. approval and we expect to have clarity on this path in fiscal 2021.
•StrataGraft regenerative skin tissue is an investigational product in Phase 3 development for treatment of severe, deep partial-thickness burns and Phase 2 development for treatment of severe, full-thickness burns. In 2012, the FDA granted StrataGraft orphan product status, conferring seven years exclusivity to be applied upon approval of the drug. The product is being developed as a biologic to be filed under a biologic license application that would confer regulatory protection until 2032. In June 2017, we enrolled the first patient in our Phase 3 clinical study to evaluate the efficacy and safety of StrataGraft regenerative skin tissue in the promotion of autologous skin regeneration of complex skin defects due to thermal burns that contain intact dermal elements. StrataGraft is among the first products to be designated as a Regenerative Medicine Advanced Therapy ("RMAT") by the FDA under the provisions of the 21st Century Cures Act. The RMAT designation allows for earlier and increased interactions with the FDA, including discussions of whether priority review and/or accelerated approval would be appropriate based on surrogate or intermediate endpoints that would be reasonably likely to predict long-term clinical benefit; or reliance upon data obtained from a meaningful number of sites. During fiscal 2019, we completed full enrollment for the Phase 3 clinical study and met both primary endpoints as well as the secondary end point evaluating the safety and efficacy of a single application of StrataGraft in the treatment of severe deep partial-thickness burns. In April 2020, we initiated a rolling submission of a biologics license application ("BLA") filing to the FDA for StrataGraft, and we completed the submission in June 2020. The FDA accepted the BLA for review in August 2020, and granted the application priority review and assigned a Prescription Drug User Fee Act ("PDUFA") target date in early 2021. Subsequently, the FDA deferred action on the BLA due to the novel coronavirus ("COVID-19")-related travel restrictions, which are delaying a required manufacturing site inspection. We plan to work closely with the FDA to complete the review and schedule the site inspection. We remain committed to the burn care community, with a goal of ultimately providing this patient population with a new treatment option that could reduce the need for autografting of healthy skin.
•MNK-6105 (IV) and MNK-6106 (oral), an ammonia scavenger, is being studied for treatment of hepatic encephalopathy ("HE"), a neuropsychiatric syndrome associated with hyperammonemia, a complication of acute or chronic liver disease. If approved, MNK-6105 and MNK-6106 are expected to be effective therapy formulations that rapidly eliminate ammonia in the bloodstream, excreting it through the kidneys, a more effective and less burdensome method of addressing HE than existing treatment options. MNK-6105's intravenous ("IV") formulation, if approved, is expected to provide rapid reduction in symptoms of acute HE, and potentially reduce hospitalization stay. MNK-6106's oral formulation, if approved, is expected to provide post-discharge continuity of care for the HE patient, reducing the risk of recurrent HE episodes and rehospitalization. It is also anticipated that patients may transition from the IV to the oral formulation prior to discharge from the hospital setting. The FDA and European Medicines Agency ("EMA") have granted orphan drug designation to MNK-6105/6106. The FDA also granted fast track designation to MNK-6105/6106. We are currently working with the FDA, and plan to initiate the Phase 3 trial for the IV formulation of this development product in the first half of 2022. The Phase 2 trial for the oral formulation was completed in 2020.
•SLN500 is a ribonucleic acid ("RNA") technology therapy currently in preclinical development designed to inhibit the complement cascade, a group of proteins that are involved in the immune system and play a role in the development of inflammation. These proteins are known to contribute to the pathogenesis of many diseases, including autoimmune diseases. In July 2019, we announced a collaboration with Silence Therapeutics plc ("Silence") to develop and commercialize Silence's C3 complement asset, and in September 2020, we exercised an option for two additional complement protein targets under the collaboration.
Specialty Generics. The R&D efforts in this segment are focused on hard-to-manufacture pharmaceuticals with difficult-to-replicate pharmacokinetic profiles. Our Specialty Generics pipeline consists of a number of products in various stages of development. We currently perform most of our development work at our Specialty Generics headquarters and technical development center in Webster Groves, Missouri.
We are developing a number of complex generic pharmaceutical products that take advantage of our API and drug product manufacturing capabilities as well as our experience in working with API and contract manufacturing organizations. We currently have six Abbreviated New Drug Applications ("ANDAs") at various stages of review with the FDA and a diverse portfolio of oral, solid and parenteral formulations under development. Our pipeline is focused on applying our capabilities to develop difficult formulations, utilizing our expertise in working with controlled substances to develop potent products, and expanding both our therapeutic and technology platforms into areas with less competitive pressure. We utilize our proven abilities to design around competitor patents to advance both our API and drug product development opportunities and to create our own intellectual property.
To facilitate our development efforts, we have a multipurpose commercial production facility and pilot plant in St. Louis, Missouri, where we test and scale our manufacturing processes for new products. This also allows us to more rapidly and economically develop certain drug product submissions, all under one roof at our pilot plant, with a limited amount of API or drug product. This facility was converted to dual purpose for both pilot and commercial manufacturing in 2018, and the first product from this facility was approved and launched in 2020.

Competition
Specialty Brands. Certain of our Specialty Brands products do not face direct competition from similar products, but instead compete against alternative forms of treatment that a prescriber may utilize. For example, Acthar Gel has limited direct competition due to the unique nature of the product; however, it generally is only prescribed by physicians when numerous alternative treatments have failed to provide positive outcomes or are not well tolerated by the patient. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our branded products offer not only superior health outcomes but also cost and service advantages, as compared with other forms of care. However, certain of our Specialty Brands products now have direct competition in the U.S. market. For example, there is now direct competition in the U.S. market for INOmax. However, we believe INOmax's highly differentiated service offering and next generation delivery system will help to mitigate the impact of competition longer-term.
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
As it relates to our Amitiza product, in the U.S., there are an estimated 40-50 million patients who suffer from constipation that is idiopathic in nature or a consequence of other conditions such as irritable bowel syndrome or chronic opioid use. Many patients are currently treated for chronic idiopathic constipation ("CIC"), irritable bowel syndrome with constipation ("IBS-C") or opioid-induced constipation ("OIC") with a variety of medications. Over-the-counter medications are available and are generally intended to provide relief for occasional constipation. Prescription products are also available and are generally intended to provide relief for chronic constipation. As such, the U.S. constipation market is expansive and diverse with a multitude of products intended to treat a large heterogeneous patient population. The prescription chronic constipation market can generally be bifurcated into two categories: 1) generic laxatives and 2) branded products. Generic laxatives make up roughly 80%-90% of the total prescription volume while branded prescriptions have grown to represent 10%-20% of the prescription market. Linzess is the leading branded competitor in this market, marketed by Allergan plc and Ironwood Pharmaceuticals. At this time, Amitiza is the only branded product with chloride channel type-two activator mechanism of action. Amitiza is also the only branded product on the market today in three separate indications for CIC, IBS-C and OIC.
Specialty Generics. Our Specialty Generics products compete with products manufactured by many other companies in highly competitive markets, primarily throughout the U.S. Our competitors vary depending upon therapeutic and product categories. Major competitors of our Specialty Generics products include Rhodes Pharmaceuticals LP, Teva Pharmaceutical Industries Ltd., Aurobindo Pharma Ltd., Amneal Pharmaceutical Ltd., Noramco, Inc. and Johnson Matthey plc, among others. We believe our secure sources of opioid raw materials, vertically integrated manufacturing capabilities, broad offerings of API controlled substances and acetaminophen, comprehensive generic controlled substances product line and established relationships with national and regional distributors of generic drugs in the U.S. enable us to compete with larger generic manufacturers. In addition, we believe that our experience with the FDA, DEA and Risk Evaluation and Mitigation Strategies ("REMS") provides us the knowledge to operate efficiently and effectively in this highly regulated, competitive environment.
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
The majority of an innovative product's commercial value is usually realized during the period in which the product has market exclusivity. In the branded pharmaceutical industry, an innovator product's market exclusivity is generally determined by two forms of intellectual property: patent rights held by the innovator company and any regulatory forms of exclusivity to which the innovator is entitled. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there often are very substantial and rapid declines in the branded product's sales. The rate of this decline varies by country and by therapeutic category; however, following patent expiration, branded products often continue to have some market viability based upon the reputation of the product name, which typically benefits from trademark protection or is based on the difficulties associated with replicating the product formulation or bioavailability or the product's associated customer service and delivery models. Acthar Gel is not currently subject to patent or other exclusivity. Acthar Gel's commercial durability therefore relies partially upon product-related trade secrets, confidentiality agreements and trademark and copyright laws. These items may not prevent competitors from independently developing similar technology or a bioequivalent product. Certain of the other products in our Specialty Brands product portfolio, currently benefit from these forms of regulatory and patent-conferred exclusivity.
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

Regulatory Matters
Quality Assurance Requirements
The FDA enforces regulations to ensure that the methods used in, and the facilities and controls used for, the manufacture, processing, packaging and holding of drugs and medical devices conform to current good manufacturing practice ("cGMP"). The cGMP regulations that the FDA enforces are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, and are designed to ensure that the finished products meet all the required identity, strength, quality and purity characteristics. The cGMP regulations for devices, called the Quality System Regulations, are also comprehensive and cover all aspects of device manufacture, from pre-production design validation to installation and servicing, insofar as they bear upon the safe and effective use of the device and whether the device otherwise meets the requirements of the U.S. Federal Food, Drug and Cosmetic Act (the "FFDCA"). Other regulatory authorities have their own cGMP rules. Ensuring compliance requires a continuous commitment of time, money and effort in all operational areas.
The FDA conducts pre-approval inspections of facilities engaged in the development, manufacture, processing, packaging, testing and holding of the drugs subject to NDAs, as well as generic drugs subject to ANDAs. If the FDA concludes that the facilities to be used do not or did not meet cGMP, good laboratory practice ("GLP") or good clinical practice ("GCP") requirements, it will not approve the application. Corrective actions to remedy the deficiencies must be performed and are usually verified in a subsequent inspection. In addition, manufacturers of both pharmaceutical products and API used to formulate the drug also ordinarily undergo a pre-approval inspection, although the inspection can be waived when the manufacturer has had a passing cGMP inspection in the immediate past. Failure of any facility to pass a pre-approval inspection will result in delayed approval and could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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

United States
In general, drug manufacturers operate in a highly regulated environment. In the U.S., we must comply with laws, regulations, guidance documents and standards promulgated by the FDA, the Department of Health and Human Services ("HHS"), the DEA, the Environmental Protection Agency ("EPA"), the Customs Service and state boards of pharmacy.
The FDA's authority to regulate the safety and efficacy of pharmaceuticals comes from the FFDCA. In addition to reviewing NDAs or BLAs, for branded drugs, and ANDAs, for generic drugs, the FDA has the authority to ensure that pharmaceutical products introduced into interstate commerce are neither "adulterated" or "misbranded." Adulterated means that the product may cause or has caused injury to patients when used as intended because it fails to comply with cGMP. Misbranded means that the labels of, or promotional materials for, the product contain false or misleading information. Failure to comply with applicable FDA and other federal and state regulations could result in product recalls or seizures, partial or complete suspension of manufacturing or distribution, refusal to approve pending NDAs, BLAs or ANDAs, and the imposition of monetary fines, civil penalties or criminal prosecution.
In order to market and sell a new prescription non-biologic drug product in the U.S., a drug manufacturer must file with the FDA a NDA that shows the safety and effectiveness of (a) a new dosage form, new combination, new formulation, new indication or a new chemical entity that serves as the API, known as a 505(b)(1) NDA; or (b) a product that has significant differences from an already approved one, but where at least some of the information required for approval comes from studies not conducted by the applicant, known as a 505(b)(2) NDA. Alternatively, in order to market and sell a generic version of an already approved drug product, a drug manufacturer must file an ANDA that shows that the generic version is "therapeutically equivalent," or expected to have the same clinical effect and safety profile as the branded drug product when administered to patients under the conditions specified in the labeling. A BLA is filed with the FDA so that the agency can assess, among other things, whether the biological product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product's continued safety, purity and potency.
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
In addition, the manufacture, marketing and selling of certain drug products may be limited by quota grants for controlled substances by the DEA. Refer to "Drug Enforcement Administration" within this Item 1. Business for further information.
NDA Process. The path leading to FDA approval of a NDA for a new drug product begins when the drug product is merely a chemical formulation in the laboratory. In general, the process involves the following steps:
•Completion of formulation and laboratory testing in accordance with GLP that fully characterizes the drug product from a pre-clinical perspective and provides preliminary evidence that the drug product is safe to test in human beings;
•Filing an Investigational New Drug Application with the FDA will permit the conduct of clinical trials (testing in human beings under adequate and well-controlled conditions);

•Designing and conducting clinical trials to show the safety and efficacy of the drug product in accordance with GCP;
•Submitting the NDA for FDA review, which provides a complete characterization of the drug product;
•Satisfactory completion of FDA pre-approval inspections regarding the conduct of the clinical trials and the manufacturing processes at the designated facility in accordance with cGMP;
•If applicable, satisfactory completion of an FDA Advisory Committee meeting in which the FDA requests help from outside experts in evaluating the NDA;
•Final FDA approval of the full prescribing information, labeling and packaging of the drug product; and
•Ongoing monitoring and reporting of adverse events related to the drug product, implementation of a REMS program, if applicable, and conduct of any required Phase 4 studies.
Clinical trials are typically conducted in four sequential phases, although they may overlap. The four phases are as follows:
•Phase 1 trials are typically small (less than 100 healthy volunteers) and are designed to determine the toxicity and maximum safe dose of the drug product.
•Phase 2 trials usually involve 100 to 300 participants and are designed to determine whether the drug product produces any clinically significant effects in patients with the intended disease or condition. If the results of these trials show promise, then a larger Phase 3 trial may be conducted.
•Phase 3 trials are often multi-institution studies that involve a large number of participants and are designed to show efficacy. Phase 3 (and some Phase 2) trials are designed to be pivotal, or confirmatory trials. The goal of a pivotal trial is to establish the safety and efficacy of a drug product by eliminating biases and increasing statistical power.
•In some cases, the FDA requires Phase 4 trials, which are usually performed after the NDA has been approved. Such post-marketing surveillance is intended to obtain more information about the risks of harm, benefits and optimal use of the drug product by observing the results of the drug product in a large number of patients.
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
Under the U.S. Prescription Drug User Fee Act, the FDA has the authority to collect fees from drug manufacturers who submit NDAs for review and approval. These user fees help the FDA fund the drug approval process. For fiscal 2021, the user fee rate has been set at $2,875,840 for a 505(b)(1) NDA and $1,437,920 for a NDA not requiring a complete clinical data package, generally a 505(b)(2) NDA. We expense these fees as they are incurred. The average review time for a NDA is approximately six months for priority review and ten months for standard review.
BLA Process. In many ways, the process undertaken to get a new biologic product approved by the FDA is very similar to the approval process for an NDA. However, biological products are typically derived from living systems, meaning that their large, complex structures are often difficult to characterize, as opposed to traditional drug molecules that are chemically synthesized and structurally both simpler and smaller in size. This underlying distinction drives key differences in the regulatory process, particularly with regard to how competitive versions of a biological product, known as biosimilars, can be brought to market.
Like an NDA, a BLA is submitted to the FDA in order to market a new drug in the US, and as such, both must contain enough information to demonstrate the efficacy and safety of the drug, as well as demonstrate a proper risk-to-benefit ratio, in order to be successful. Additionally, many of the same regulations apply to NDAs and BLAs, including clinical trial requirements, labeling and advertising rules, pre-marketing regulations, accelerated approval pathways, pediatric study requirements, and PDUFA fees. However, because biological products are processed from living material, BLA content must also demonstrate purity. In addition, the manufacturing process for biological products is more complicated, due to genetic variability in the source material. Therefore, it is critical that BLAs contain a thorough description of product development and relevant manufacturing procedures, as well as all steps taken to ensure that the final biological product performs consistently across batches.

Further, in March 2020 the Biologics Price Competition and Innovation (“BPCI”) Act went into effect, which created an abbreviated approval pathway (codified in Section 351(k) of the Public Health Service Act) to encourage the development of biosimilars, which are defined as a biologic that is "highly similar" to the reference product, notwithstanding minor differences in clinically inactive components and has no clinically meaningful differences from the reference product in terms of safety, purity and potency. Under Section 351(k), the FDA must wait four years after approval of a biological product under a BLA before accepting a filing for a biosimilar version of the reference product, and the FDA cannot approve a biosimilar version of the reference product until 12 years after the reference product was approved under a BLA. The BPCI Act also provides for limited regulatory exclusivity for the first FDA-approved interchangeable biologic with respect to each reference product. This means that the FDA will defer approval of additional interchangeable biologics to the same reference product for defined periods of one year or more.
Upon filing a biosimilar application, an applicant may trigger the patent negotiation and clearance process. Under the BCPI Act provisions, an applicant and the reference product company are required to share information to seek to resolve any patent disputes prior to regulatory approval and launch. A failure to share information or participate in the process has defined consequences that include the loss of the right to seek patent clearance on the applicant's part and the loss of the right to seek lost profits or injunctive relief for infringement on the reference product patent right holder's part. The process, if initiated by the applicant, has several stages, including defining which patents to include in a pre-approval litigation proceeding, initiating litigation, notice 180 days prior to launch of a biosimilar, the initiation of a second round of litigation relating to patents the parties did not include in the first round litigation, and, following approval, litigation on patents brought by the reference product company or other patent holders not involved in the prior patent process.
ANDA Process. The path leading to FDA approval of an ANDA is quite different from that of a NDA, a BLA or even a biosimilar. By statute, the FDA waives the requirement for a drug manufacturer to complete certain pre-clinical studies and clinical safety and efficacy trials and instead focuses on data establishing bioequivalence between the branded or Referenced Listed Drug ("RLD") and the ANDA product. Bioequivalence studies generally involve comparing the absorption rate and concentration levels of the active ingredient in a generic drug in the human body to that of the branded drug or RLD. In the event that the active ingredient in the generic drug behaves in the same manner in the human body as the RLD, the two drug products are considered bioequivalent. The FDA considers a generic drug therapeutically equivalent, and therefore substitutable, if it is also the same dosage form, route of administration and strength as the RLD.
In 2010, the U.S. Congress passed into law the Generic Drug User Fee Act to address the FDA's backlog, which at the time was over 2,000 ANDAs. This legislation granted the FDA authority to collect, user fees from generic drug manufacturers who submit ANDAs for review and approval, and the fees collected help the FDA fund the drug approval process. Under the Generic Drug User Fee Amendments of 2017, the fiscal 2021 user fee rate is set at $196,870 for an ANDA and the prior approval supplement to an ANDA fee was removed. These fees are expensed as incurred. The FDA has set goal dates by fiscal year for ANDA submissions to improve the average review time. The FDA has set a target of approving 90% of ANDA submissions within 10 months of submission for submissions made in 2021.
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
In December 2011, the FDA approved a single, class-wide REMS program for TIRF products (called the "TIRF REMS Access Program"). TIRF products are opioids used to manage pain in adults with cancer who routinely take other opioid pain medicines around-the-clock. We were part of the original industry working group that collaborated to develop and implement the TIRF REMS Access Program. The goals of this program are to ensure patient access to important medications and mitigate the risk of misuse, abuse, addiction, overdose and serious complications due to medication errors by: (a) prescribing and dispensing only to appropriate patients, including use only in opioid-tolerant patients; (b) preventing inappropriate conversion between fentanyl products; (c) preventing accidental exposure to children and others for whom such products were not prescribed; and (d) educating prescribers, pharmacists and patients on the potential for misuse, abuse, addiction and overdose. This program started in March 2012 and requires manufacturers, distributors, prescribers, dispensers and patients to enroll in a real-time database that maintains a closed-distribution system, where the products can only be prescribed, dispensed and utilized by registered prescribers, pharmacies and patients in the system.
In February 2009, the FDA requested that drug manufacturers help develop a single, shared REMS for extended-release and long-acting ("ERLA") opioid products that contain fentanyl, hydromorphone, methadone, morphine, oxycodone and oxymorphone. In April 2009, the FDA announced that the "REMS would be intended to ensure that the benefits of these drugs continue to outweigh the risks associated with: (1) use of high doses of long-acting opioids and extended-release opioid products in non-opioid-tolerant and inappropriately selected individuals; (2) abuse; (3) misuse; and (4) overdose, both accidental and intentional." We were part of the original industry working group that collaborated to develop and implement this REMS program. In July 2012, the FDA approved a class-wide REMS program, the "Extended-Release and Long-Acting Opioid Analgesics REMS," that affected more than 30 extended-release and long-acting opioid analgesics (both branded and generic products). This REMS program requires drug manufacturers to make training on appropriate prescribing practices available for healthcare providers ("HCP(s)") who prescribe these opioid analgesics and to distribute educational materials on their safe use to prescribers and patients. In September 2018, the FDA approved the final "Opioid Analgesic REMS." This REMS now includes immediate release opioid products used in outpatient settings as well as the ERLA opioid products that have already been subject to a REMS since 2012.
The goal of the Opioid Analgesic REMS is to reduce unnecessary and/or inappropriate exposure to opioids by providing HCPs with information on appropriate prescribing recommendations and helping HCPs learn how to identify abuse by individual patients and information related to getting patients with opioid use disorder into treatment. The Opioid Analgesic REMS program required HCP training be made available to all HCPs involved in the management of patients with pain, including nurses and pharmacists. We participate with other entities that hold FDA marketing authorizations for opioid products to provide unrestricted grants to accredited continuing education providers for the development of education courses for HCPs based on the FDA's Opioid Analgesic REMS Education Blueprint for Health Care Providers Involved in the Treatment and Monitoring of Patients with Pain.
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
The DEA regulates the availability of API, products under development and marketed drug products that are classified as Schedule II or III by setting annual quotas. Every year, we must apply to the DEA for manufacturing quota to manufacture API and procurement quota to manufacture finished dosage products. Given that the DEA has discretion to grant or deny our manufacturing and procurement quota requests, the quota the DEA grants may be insufficient to meet our commercial and R&D needs. In calendar 2020, manufacturing and procurement quotas granted by the DEA were sufficient to meet our sales and inventory requirements on most products. In November 2020, the DEA continued to further reduce, as it has done over the past several years, the manufacturing quota for the top misused Schedule II opioids that may be manufactured in the U.S. in calendar year 2021. This includes oxycodone, hydrocodone, oxymorphone, hydromorphone and fentanyl. The DEA has complete discretion to adjust or leave unchanged these quotas from time to time during the calendar year and to allocate manufacturing and procurement quota to manufacturers.
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
The DEA also requires drug manufacturers to design and implement a system that identifies suspicious orders of controlled substances, such as those of unusual size, those that deviate substantially from a normal pattern and those of unusual frequency, prior to completion of the sale. A compliant suspicious order monitoring ("SOM") system includes well-defined due diligence, "know your customer" efforts and order monitoring. One of our Specialty Generics subsidiaries utilizes all available transaction information to identify suspicious orders of any Mallinckrodt product and reports to the DEA when it concludes that chargeback data or other information indicates that a downstream registrant poses a risk of diversion.
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
In addition, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, "the Healthcare Reform Act") provided for major changes to the U.S. healthcare system, which impacted the delivery and payment for healthcare services in the U.S. Our business has been most notably impacted by rebates from the Medicaid Fee-For-Service Program and Medicaid Managed Care plans and the imposition of an annual fee on branded prescription pharmaceutical manufacturers. Medicaid provisions reduced net sales by $665.3 million, $75.9 million and $98.9 million in fiscal 2020, 2019 and 2018, respectively. The fiscal 2020 provision is inclusive of the $536.0 million retrospective one-time charge related to the Medicaid lawsuit that is further discussed within Note 20 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The remaining $53.4 million increase in provision for Medicaid payments is due to a $47.8 million increase due to Specialty Brands, which includes the $40.4 million prospective impact of the Medicaid lawsuit on Acthar Gel, coupled with a $5.6 million decrease associated with Specialty Generics. The fiscal 2019 decrease in provision for Medicaid payments was due to a $12.6 million decrease in Specialty Generics coupled with a $10.4 million decrease associated with Acthar Gel. Our business was also impacted by the annual fee on branded prescription pharmaceutical manufacturers and recorded expense of $11.6 million, $20.1 million and $18.4 million in fiscal 2020, 2019 and 2018, respectively, within selling, general and administrative expenses ("SG&A").

Healthcare Fraud and Abuse Laws
We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry. For example, in the U.S., there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations, including the U.S. Anti-Kickback Statute and similar state statutes, the FCA and the Health Insurance Portability and Accountability

Act of 1996. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs. These laws apply to hospitals, physicians and other potential purchasers of our products and are potentially applicable to us as both a manufacturer and a supplier of products reimbursed by federal healthcare programs. In addition, some states in the U.S. have enacted compliance and reporting requirements aimed at drug manufacturers.
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

Compliance Programs
In order to systematically and comprehensively mitigate the risks of non-compliance with regulatory requirements described within this Item 1. Business, we have developed what we believe to be robust compliance programs based on the April 2003 Office of the Inspector General ("OIG") Compliance Program Guidance for Pharmaceutical Manufacturers, the U.S. Federal Sentencing Guidelines, the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, the Code of Ethics of the Advanced Medical Technology Association, the U.K. Anti-Bribery guidance, and other relevant guidance from government and national or regional industry codes of behavior. We conduct ongoing compliance training programs for all employees and maintain a 24-hour ethics and compliance reporting hotline with a strict policy of non-retaliation. Our compliance programs are facilitated by our Chief Compliance Officer, who in this role reports to the Chief Executive Officer ("CEO") and the Compliance Committee of our Board of Directors. The Compliance function is independent of the manufacturing and commercial operations functions and is responsible for implementing our compliance programs.
As part of our compliance programs, we have implemented internal cross-functional processes to review and approve product-specific promotional materials, presentations and external communications to address the risk of misbranding or mislabeling our products through our promotional efforts. In addition, we have established programs to monitor promotional speaker activities and field sales representatives, which includes a "ride along" program for field sales representatives similar to those included in recent Corporate Integrity Agreements from the OIG in order to obtain first-hand observations of how approved promotional and other materials are used, as well as monitoring of sales representative expenses. We have also implemented a comprehensive controlled substances compliance program, including SOM and anti-diversion efforts and we regularly assist federal, state and local law enforcement and prosecutors in the U.S. by providing information and testimony on our products and placebos for use by the DEA and other law enforcement agencies in investigations and at trial. As part of this program, we also work with some of our customers to help develop and implement what we believe are best practices for SOM and other anti-diversion activities.
Additionally, we implemented an Opioid Product Operating Injunction compliance program in 2020 as a result of certain Mallinckrodt entities agreeing to be bound by an Operating Injunction enjoining those entities from engaging in certain conduct related to the manner in which they operate their opioid business. The Operating Injunction prohibits certain promotional activities related to opioid products and pain treatment, financial and in-kind support for third parties involved with opioids or pain treatment, and certain lobbying activities and communications related to opioids and pain treatment. The Operating Injunction also contains requirements for controlled substances suspicious order monitoring and reporting. The Operating Injunction provides that Mallinckrodt must retain a monitor to evaluate and monitor compliance with the Operating Injunction for a term of five to seven years. On January 21, 2021, Mallinckrodt jointly filed a motion with the ad hoc committee of governmental claimants (consisting of the plaintiffs' executive committee appointed in the opioid multi-district litigation and seven states) (collectively, the "Governmental Plaintiff Ad Hoc Committee"), requesting that the bankruptcy court appoint R. Gil Kerlikowske to serve as monitor, a candidate unanimously selected by the Governmental Plaintiff Ad Hoc Committee and the additional states and territories who are signatories to the RSA. Under the terms of the Operating Injunction, the monitor is required to file regular updates with the Bankruptcy Court, including a work plan and compliance reports. An order approving the appointment was entered on February 8, 2021.
We believe our compliance program's design also addresses our FDA, healthcare anti-kickback, anti-fraud, and anti-bribery-related risks. We believe we have complied with reporting obligations of the U.S. Federal Physician Payment Sunshine Act and relevant state disclosure laws and have implemented a program across the Company to track and report data per CMS guidance and state disclosure requirements.

Outside the United States
Outside the U.S., we must comply with laws, guidelines and standards promulgated by other regulatory authorities that regulate the development, testing, manufacturing, distribution, marketing and selling of pharmaceuticals, including, but not limited to, Health Canada, the Medicines and Healthcare Products Regulatory Agency in the U.K., the Irish Medicines Board, the EMA and member states of the E.U., the Therapeutic Goods Administration in Australia, the New Zealand Medicines and Medical Devices Safety Authority, the Ministry of Health and Welfare in Japan, the European Pharmacopoeia of the Council of Europe and the International Conference on Harmonization. Although international harmonization efforts continue, many laws, guidelines and standards differ by region or country.
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

Environmental
Our operations, like those of other pharmaceutical companies, involve the use of substances regulated under environmental laws, primarily in manufacturing processes and, as such, we are subject to numerous federal, state, local and non-U.S. environmental protection and health and safety laws and regulations. We cannot provide assurance that we have been or will be in full compliance with environmental, health and safety laws and regulations at all times. Certain environmental laws assess strict, (i.e., can be imposed regardless of fault) joint and several liability on current or previous owners of real property and current or previous owners or operators of facilities for the costs of investigation, removal or remediation of hazardous substances or materials at such properties or at properties at which parties have disposed of hazardous substances. We have, from time to time, received notification from the EPA and from state environmental agencies in the U.S. that conditions at a number of sites where the disposal of hazardous substances has taken place requires investigation, cleanup and other possible remedial actions. These agencies may require that we reimburse the government for costs incurred at these sites or otherwise pay for the cost of investigation and cleanup of these sites including compensation for damage to natural resources. Primarily due to past operations, operations of predecessor companies or past disposal practices, we have projects underway at a number of current and former manufacturing facilities as well as former disposal sites to investigate and remediate environmental contamination resulting from past operations, as further described in Note 20 to the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
The active ingredients in the majority of our current Specialty Generics products and certain products in development, including oxycodone, oxymorphone, morphine, fentanyl and hydrocodone, are listed by the DEA as Schedule II substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation and the DEA limits the availability of narcotic raw materials and the production of APIs and generic Schedule II substances through manufacturing and procurement quotas that we must apply for annually in order to obtain and produce these substances.

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

Customers
Net sales to distributors that accounted for more than 10.0% of our total net sales in fiscal 2020, 2019 and 2018 were as follows:

	Fiscal Year
	2020	2019	2018
CuraScript, Inc.	27.4%	29.7%	35.2%
AmerisourceBergen Corporation	*	10.2	*
* Net Sales to this distributor were less than 10.0% of total net sales during the respective periods presented above.
No other customer accounted for 10.0% or more of our net sales in the above periods presented.

Manufacturing and Distribution
As of December 25, 2020, we had 11 manufacturing sites, including eight located in the U.S., as well as sites in Ireland and Japan, which handle production, assembly, quality assurance testing, packaging and sterilization of our products. Approximately 93.1%, 4.2% and 2.7% of our manufacturing production (as measured by cost of production) was performed within the U.S., Ireland and Japan, respectively, in fiscal 2020.
As of December 25, 2020, we maintained distribution centers in ten countries. In addition, in certain countries outside the U.S. we utilize third-party distribution centers. Products generally are delivered to these distribution centers from our manufacturing facilities and then subsequently delivered to the customer. In some instances, product is delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products by road, rail, sea and air.
We utilize contract manufacturing organizations ("CMOs") to manufacture certain of our finished goods that are available for resale. We most frequently utilize CMOs in the manufacture of certain of our Specialty Brands products, including Acthar Gel (for finish and filling of the product) and Therakos products.

Backlog
Our backlog represents firm orders as well as estimated revenue from contracts that are expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 25, 2020. As of December 25, 2020, our backlog was 9.9% of net sales, more than half of which is expected to be recognized as revenue in fiscal 2021.

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

Human Capital
Our objective regarding our human capital management priorities is to identify, attract and retain the highest quality of talent that demonstrate and exemplify our corporate vision to improve the lives of underserved patients with severe and critical conditions. To support this initiative, our human resources programs are designed to attract, develop and promote talent in support of our critical business priorities by: recognizing and rewarding through competitive pay and benefit programs; empowering and enhancing our workforce by advancing our culture of diversity, equity and inclusion, and investing in our employees’ growth and development. Further, we encourage and support our employees to be active members of the communities within which they live and work.
We employ approximately 3,100 people as of December 25, 2020. Our multi-national workforce is 99.1% full time. Of the total population, 51.2% of employees work within the manufacturing and distribution operation locations across sites in the U.S., Ireland and Japan; 28.3% of our employees work within our corporate services locations of Hampton, New Jersey; Hazelwood, Missouri; Webster Groves, Missouri; Staines, U.K. and Dublin, Ireland. The remaining 20.5% of employees are field-based and work across multiple countries supporting the company’s product sales and services.
Some examples of key programs and initiatives that are focused to identify, retain and develop our diverse workforce are listed below.
Health, Well-being and Family Resources.
We believe in providing comprehensive and competitive benefits to honor the important contributions our employees make. These benefits are designed to meet the varied and evolving needs of our employees and their families across our business. This year, we enhanced the ways we helped our employees care for themselves and their families, especially in response to the COVID-19 pandemic. These include:
•Child care referral, dependent care assistance and a variety of parental resources provided by an Enhanced Family Support Services Program;
•Free mental and behavioral health resources, including on-demand access to the Employee Assistance Program (EAP) for employees and their dependents to assist in a wide range of work/life concerns; and
•Interactive well-being activities inclusive of physical, emotional, social and financial well-being offered to employees and their families throughout the year to enable them to live their best lives, while lowering their out-of-pocket premium contributions.
New resources and benefits temporarily implemented during the course of the pandemic include:
•Provided financial relief to employees by deferring loan repayments and allowing hardship withdrawals from participants’ 401(k); and
•Field and corporate employees working from home and essential workers have been provided quarantine pay aimed at continued financial stability for families.
Talent Development.
We are committed to providing a continuous learning environment aimed at advancing our workforce through personal and professional development. We invest in programs that provide our employees the ability to build and advance their career potential. The Company offers a wide range of leadership and individual development offerings for our employees inclusive of but not limited to, tuition reimbursement, mentoring programs, individual development planning, networking and professional coaching that is in-

person and/or remote. We have made technology investments to ensure we are flexible in meeting the needs and interests of employees. Additionally, we encourage Board of Director engagement with key talent.
Inclusion and Diversity ("I&D") Council.
I&D fosters a culture where every employee plays an important role in making our company a more rewarding place to work. Our workforce is built on the foundation of equal opportunity and fair treatment. As a multi-national company, we celebrate the diversity of our workforce. We believe the unique and diverse perspectives of our employees enable us to better understand and respond to our patients’ needs. Our executive and senior leaders actively sponsor and mentor diverse employees.
We sponsor eight employee-led, volunteer Business Resource Groups ("BRGs") that support diversity and inclusion within the organization and in the community where employees work and live. These groups are open to anyone and are typically centered on shared interests, identities and affiliations. These groups provide resources for professional development, personal growth, community engagement, well-being and networking, all while fostering connectivity and enhancing our unique culture.
Our I&D Council has been named one of the top 10 councils in the nation for three consecutive years by Prism International, which recognized the outstanding achievements of our BRGs in creating a more diverse and inclusive organization.
We have advanced policies, practices and benefits to support every employee in a safe and welcoming environment that promotes individual respect. For five consecutive years, we have been awarded one of the “Best Places to Work for LGBTQ Equality” from the Human Rights Campaign Foundation’s Corporate Equity Index.
Social and Community Responsibility.
We believe that our employees are the cornerstone of our corporate citizenship efforts, which we call “Giving Back.” We also believe that supporting employees in this way enriches their individual needs and their overall engagement with the Company. Our culture of giving back supports building stronger communities and empowering our employees to dedicate their time and resources to the causes they care about most. Corporate-sponsored and employee activities include:
•Economic contributions for increasing access to quality, affordable health care;
•Supporting STEM (science, technology, engineering and mathematics) in K-12 schools, community colleges, and universities to create a diverse pipeline of professionals with scientific careers;
•Support for local and national non-profit organizations in the communities where we operate;
•Donations and support to organizations dedicated to innovative research and development projects that stimulate economic growth in areas where we operate; and
•Matching Gift program for employees, our Global Month of Service and policy that supports employee volunteerism with eight hours pay per employee.
Due to the unprecedented global health emergency of the COVID-19 pandemic, we are doing our part to help and support the needs and safety of our employees, patients and communities. We have:
•Produced and donated approximately 12,000 gallons of hand sanitizer to emergency operations centers;
•Donated approximately 54,000 plus pieces of Personal Protective Equipment ("PPE");
•Loaned ventilators from our Dublin-based operations to hospitals in Ireland;
•Instituted a volunteer leave program to give medically trained employees paid time off to treat and care for COVID-19 patients;
•Supported two investigator initiated research activities to evaluate the role of inhaled nitric oxide as a treatment for patients infected with COVID-19;
•Ensured there were no interruptions to manufacturing operations and supply continuity of critical therapies for our patients; and
•Operated our Patient Services and Reimbursement teams and Regional Service Centers in the U.S. non-stop (24/7) to ensure our patients have access to their therapies.

Information About Our Executive Officers
Set forth below are the names, ages as of February 1, 2021, and current positions of our executive officers.

Name	Age	Title
Mark Trudeau	59	President, Chief Executive Officer and Director
Bryan Reasons	52	Executive Vice President and Chief Financial Officer
Mark Casey	57	Executive Vice President and Chief Legal Officer
Hugh O'Neill	57	Executive Vice President and Chief Commercial Officer
Steven Romano, MD	61	Executive Vice President and Chief Scientific Officer
Ian Watkins	58	Executive Vice President and Chief Human Resources Officer
Set forth below is a brief description of the position and business experience of each of our executive officers.
Mark Trudeau has been President, Chief Executive Officer and a director since June 2013. In anticipation of our spin transaction, Mr. Trudeau joined Covidien plc ("Covidien") in February 2012 as a Senior Vice President and President of its Pharmaceuticals business. He joined Covidien from Bayer HealthCare Pharmaceuticals LLC USA, the U.S. healthcare business of Bayer AG, where he served as Chief Executive Officer. He simultaneously served as President of Bayer HealthCare Pharmaceuticals, the U.S. organization of Bayer's global pharmaceuticals business. In addition, he served as Interim President of the global specialty medicine business unit from January to August 2010. Prior to joining Bayer in 2009, Mr. Trudeau headed the Immunoscience Division at Bristol-Myers Squibb ("BMS"). During his 10-plus years at BMS, he served in multiple senior roles, including President of the Asia/Pacific region, President and General Manager of Canada and General Manager/Managing Director in the United Kingdom. Mr. Trudeau was also with Abbott Laboratories, serving in a variety of executive positions, from 1988 to 1998. Mr. Trudeau has served as a director of TE Connectivity Ltd. since March 2016.
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
Hugh O'Neill is our Executive Vice President and Chief Commercial and Operations Officer. He has executive responsibility for the Company's Specialty Brands products, directly managing all commercialization and manufacturing efforts and broad market access activities, as well as new product launch execution for assets in Mallinckrodt's near-term development portfolio. From April 2015 to May 2018, Mr. O'Neill served as our Executive Vice President and President, Autoimmune and Rare Diseases, and from September 2013 to April 2015, he served as Senior Vice President and President, U.S. Specialty Pharmaceuticals. Prior to joining Mallinckrodt in September 2013, Mr. O'Neill worked at Sanofi-Aventis for ten years where he held various commercial leadership positions including Vice President of Commercial Excellence from June 2012 to July 2013; General Manager, President of Sanofi-Aventis Canada from June 2009 to May 2012; and Vice President Market Access and Business Development from 2006 to 2009. Mr. O'Neill joined Sanofi in 2003 as its Vice President, U.S. Managed Markets. Mr. O'Neill previously served in a variety of positions of increasing responsibility for Sandoz Pharmaceuticals, Forest Laboratories, Novartis Pharmaceuticals and Pfizer Inc.
Steven Romano, M.D. is our Executive Vice President and Chief Scientific Officer. Dr. Romano joined Mallinckrodt in May 2015 and has executive responsibility for R&D, medical affairs and regulatory affairs functions. Dr. Romano is a board-certified psychiatrist with more than 25 years of experience in the pharmaceutical industry. Previously, Dr. Romano spent 16 years at Pfizer, Inc. where he held a series of senior medical and R&D roles of increasing responsibility, culminating with his role as Senior Vice President, Head of Global Medicines Development, Global Innovative Pharmaceuticals Business. Prior to joining Pfizer, he spent four years at Eli Lilly & Co. After receiving his A.B. in Biology from Washington University in St. Louis and his medical degree from the University of

Missouri-Columbia, Dr. Romano completed his residency and fellowship at New York Hospital-Cornell Medical Center, continuing on the faculty of the medical school for an additional six years. Dr. Romano also serves as a director of Silence Therapeutics plc.
Ian Watkins is our Executive Vice President and Chief Human Resources Officer. He has executive responsibility for organizational development, effectiveness and sustainability, talent acquisition, total rewards, human resources systems and service delivery and the Company's communications. He is also responsible for supporting the Board of Directors in their governance activities related to executive compensation, talent and succession management. Mr. Watkins joined Covidien's Pharmaceuticals business in September 2012 as the Chief Human Resources Officer. Mr. Watkins served as Vice President, Global Human Resources at Synthes, Inc. from June 2007 to September 2012, which was acquired by Johnson & Johnson. Mr. Watkins served as Senior Vice President, Human Resources from 2003 to 2006 for Andrx Corporation.

Available Information
Our website address is mallinckrodt.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available to the public on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC"). Our reports filed with, or furnished to, the SEC are available on the SEC's website at sec.gov.
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

Summary of Risk Factors
Risks Related to Our Chapter 11 Cases
•We are subject to risks and uncertainties associated with our Chapter 11 Cases.
•Delays in the Chapter 11 Cases may increase the risks of our being unable to consummate a plan of reorganization and increase our costs associated with the Chapter 11 Cases.
•The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.
•If the RSA is terminated, our ability to confirm and consummate the plan of reorganization to be proposed by the Debtors (the “Plan”) could be materially and adversely affected.
•The Amended Proposed Opioid-Related Litigation Settlement and the Proposed Acthar Gel-Related Settlement (together the "Proposed Settlements") are subject to certain contingencies and may not go into effect in their current form or at all, which may have an adverse impact on our ability to consummate the Plan and our business, financial condition, results of operations and cash flows.
•Even if the Plan is consummated, we may not be able to achieve our stated goals or continue as a going concern.
•In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

•Termination of our exclusive right to file a Chapter 11 plan and the exclusive right to solicit acceptances could result in competing plans of reorganization, which could have less favorable terms or result in significant litigation and expenses.
•As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.
•We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business, financial condition, results of operations and cash flows, and we may experience increased levels of employee attrition.
•Aspects of the Chapter 11 Cases limit the flexibility of our management team in running our business.

Risks Related to Our Business
•Governmental investigations, inquiries, and regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our historical commercialization of opioids could adversely affect our business, financial condition, results of operations and cash flows.
•Our business may be adversely affected by public health crises and epidemics/pandemics, including the recent coronavirus outbreak.
•The healthcare industry has been under increasing scrutiny from governments, legislative bodies and enforcement agencies related to sales, marketing and pricing practices, and changes to, or non-compliance with, relevant policies, laws, regulations or government guidance may result in actions that could adversely affect our business.
•We may experience pricing pressure on certain of our products due to legal changes or changes in insurers' reimbursement practices resulting from increased public scrutiny of healthcare and pharmaceutical costs, which could reduce our future revenue and profitability.
•Sales of our products are affected by, and we may be negatively impacted by any changes to, the reimbursement practices of governmental health administration authorities, private health coverage insurers and other third-party payers. In addition, reimbursement criteria or policies and the use of tender systems outside the U.S. could reduce prices for our products or reduce our market opportunities.
•Our reporting and payment obligations under the Medicare and Medicaid rebate programs, and other governmental purchasing and rebate programs, are complex. Any determination of failure to comply with these obligations or those relating to healthcare fraud and abuse laws could have a material adverse effect on our business.
•Cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations could materially adversely affect our business.
•Extensive laws and regulations govern the industry in which we operate and any failure to comply with such laws and regulations, including any changes to those laws and regulations may materially adversely affect us.
•We may be unable to successfully develop, commercialize or launch new products or expand commercial opportunities for existing products or adapt to a changing technology and, as a result, our business may suffer.
•We may not achieve the anticipated benefits of price increases enacted on our pharmaceutical products, which may adversely affect our business.
•We face significant competition and may not be able to compete effectively.
•We may be unable to protect our intellectual property rights, intellectual property rights may be limited or we may be subject to claims that we infringe on the intellectual property rights of others.
•Clinical trials demonstrating the efficacy of Acthar Gel are limited. The absence of such clinical trial data could cause physicians not to prescribe Acthar Gel, or payers not to reimburse the drug, which could negatively impact our business.
•Clinical studies required for our product candidates and new indications of our marketed products are expensive and time-consuming, and their outcome is highly uncertain. If any such studies are delayed or yield unfavorable results, regulatory approval for our product candidates or new indications of our marketed products may be delayed or become unobtainable.
•We may incur product liability losses and other litigation liability.
•Our operations expose us to the risk of violations of applicable health, safety and environmental laws and regulations and related liabilities and litigation.

•Potential indemnification liabilities to Covidien pursuant to the separation and distribution agreement could materially adversely affect us.
•If our business development activities are unsuccessful, it may adversely affect us.
•If we are unable to retain our key scientific, technical, regulatory and commercial personnel, we may be unable to maintain or expand our business.
•Our business depends on the continued effectiveness and availability of our information technology infrastructure, and failures of this infrastructure could harm our operations.
•Our customer concentration may materially adversely affect our business.
•Our product concentration may materially adversely affect our business.
•The DEA regulates the availability of controlled substances, including API, drug products under development and marketed drug products. At times, the procurement and manufacturing quotas granted by the DEA may be insufficient to meet our needs.
•The manufacture of our products is highly exacting and complex, and our business could suffer if we, or our suppliers, encounter manufacturing or supply problems.
•Our global operations expose us to risks and challenges associated with conducting business internationally.
•We may not achieve some or all of the expected benefits of any restructuring activities we may undertake and such restructuring activities may adversely affect our business.
•We have significant levels of intangible assets which utilize our future projections of cash flows in impairment testing. Should we experience unfavorable variances from these projections these assets may have an increased risk of future impairment.
•We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.
•Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our facilities.

Risks Related to Our Indebtedness
•Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations and could further adversely affect our ability to consummate the Proposed Settlements.
•Even if our existing indebtedness is restructured, we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•The terms of the agreements that govern our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.
•Even if our existing indebtedness is restructured, our debt levels and challenges in the commercial and credit environment may materially adversely affect our ability to issue debt on acceptable terms and our future access to capital.
•Our variable-rate indebtedness exposes us to interest rate risk, which could cause our debt service obligations to increase significantly.
•Despite current and anticipated indebtedness levels, we may still be able to incur more debt. This could further exacerbate the risks described above.
•We may need additional financing in the future to meet our capital needs or to make acquisitions, and such financing may not be available on favorable or acceptable terms, and may be dilutive to existing shareholders.
•The phase out of London Inter-Bank Offered Rate ("LIBOR"), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

Risks Related to Tax Matters
•The Company’s tax attributes and future tax deductions may be reduced or significantly limited as a result of the Chapter 11 filing.

•A loss of a major tax dispute or a challenge to our operating structure or intercompany pricing policies could result in a higher tax rate on our worldwide earnings, which could result in a material adverse effect on our financial condition, results of operations and cash flow.
•Our status as a foreign corporation for U.S. federal tax purposes could be affected by a change in law.
•Future changes to U.S. and foreign tax laws could adversely affect us.
•We may not be able to maintain a competitive worldwide effective corporate tax rate.
•A change in our tax residency could have a negative effect on our future profitability and taxes on dividends.

Risks Related to Our Jurisdiction of Incorporation
•Irish law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities.
•Irish law imposes restrictions on certain aspects of capital management.

Risks Related to Our Ordinary Shares
•Our ordinary shares are quoted on the Pink Open Market, and thus may have a limited market and lack of liquidity.
•The Plan contemplates the cancellation of our ordinary shares without any value being delivered to shareholders. Any trading in our ordinary shares during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our ordinary shares.

Risks Related to Our Chapter 11 Cases

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
Other significant risks associated with the Chapter 11 Cases that could result in material adverse effects on our business, financial condition, results of operations, and cash flows include or relate to the following:
•Bankruptcy Court rulings in the Chapter 11 Cases, including our ability to obtain the Bankruptcy Court’s approval of the Plan under Chapter 11 of the Bankruptcy Code notwithstanding any objections that may be lodged to, or votes cast against, such Plan and the outcome of any motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases;
•our ability to obtain approvals from certain governmental bodies in foreign jurisdictions, including Ireland and Canada, that are required to consummate the Plan;
•our ability to consummate the Plan;
•the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our shareholders;
•the high costs of the Chapter 11 Cases;
•our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;
•the outcome of pending litigation;
•the possibility that we will not be able to maintain control of our assets as debtors-in-possession;
•the length of time that we will operate with Chapter 11 protection and any resulting risk that we will not satisfy the milestones specified in the RSA and in our agreement with our secured lenders with respect to our use of their cash collateral;
•the availability of operating capital during the pendency of the Chapter 11 Cases, including any event that could terminate our right to continued access to the cash collateral of our lenders to use as operating capital;

•third-party motions in the Chapter 11 Cases, including motions which may be filed by creditors or the creditors’ committees that have been appointed in the Chapter 11 Cases, which may interfere with our ability to consummate the Plan;
•the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;
•the feasibility of the Plan, including in light of possible changes in our business and its prospects;
•the possibility that creditor claims could be asserted against debtors other than those we believe are liable on those claims;
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

Delays in the Chapter 11 Cases may increase the risks of our being unable to consummate a plan of reorganization and increase our costs associated with the Chapter 11 Cases.
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

The Amended Proposed Opioid-Related Litigation Settlement and the Proposed Acthar Gel-Related Settlement are subject to certain contingencies and may not go into effect in their current form or at all, which may have an adverse impact on our ability to consummate the Plan and our business, financial condition, results of operations and cash flows.
The Proposed Settlements are neither final nor binding and there is no assurance that the necessary parties will agree to definitive documentation, that the contingencies to any agreement will be fulfilled or that any potential settlement agreement entered into by us will be on terms as favorable as the Proposed Settlements. In particular, each of the Proposed Settlements is subject to a number of conditions, many of which may not be satisfied. Among other things, the Proposed Settlements are intended to be implemented through the Plan, the timing and consummation of which is subject to various risks and uncertainties as described elsewhere in this Annual Report on Form 10-K.
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
Furthermore, even if our debts and other liabilities are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Among other things, our revolving credit facility is set to expire on February 28, 2022, shortly after when we anticipate completing the Chapter 11 restructuring process, and will need to be paid off or refinanced on or before that time. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.

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
We currently have the exclusive right to file a Chapter 11 plan through and including August 9, 2021, and the exclusive right to solicit acceptances of any such plan through October 11, 2021. Such deadlines may be extended from time to time by the Bankruptcy Court "for cause" (as permitted by §1121(d) of the Bankruptcy Code) until the dates 18 months and 20 months after the date we filed the Chapter 11 Cases, respectively. However, it is also possible that (a) parties in interest could seek to shorten or terminate such exclusive plan filing and solicitation periods "for cause" (as permitted by section 1121(d) of the Bankruptcy Code)) or (b) that such periods could expire without extension.
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
While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition, results of operations and cash flows, particularly if the Chapter 11 Cases are protracted.
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

Risks Related to Our Business

Governmental investigations, inquiries, and regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our historical commercialization of opioids could adversely affect our business, financial condition, results of operations and cash flows.
As a result of greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers by state and federal agencies. As a company that first began processing opioids in the 1890s, we understand the utility of these products and that they are safe and effective when taken as appropriately prescribed. We are deeply committed to diversion control efforts, have sophisticated systems in place to identify suspicious orders and engage in significant due diligence and ongoing monitoring of customers. However, we, along with other opioid manufacturers, have been the subject of federal and state government investigations and enforcement actions, focused on the misuse and abuse of opioid medications in the U.S. Similar investigations may be initiated in the future.
In addition, a significant number of lawsuits have been filed against us, other opioid manufacturers, distributors and others in the supply chain by cities, counties, state Attorneys General and private persons seeking to hold us and others accountable for opioid misuse and abuse. As of March 10, 2021, the cases we are aware of include, but are not limited to, approximately 2,614 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 270 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers; approximately 124 cases filed by individuals; approximately six cases filed by schools and school boards; and 17 cases filed by the Attorneys General for New Mexico, Kentucky, Rhode Island, Georgia, Florida, Alaska, New York, Nevada, South Dakota, New Hampshire, Louisiana, Illinois, Mississippi, West Virginia, Puerto Rico, Ohio, and Idaho, with Idaho being the only state Attorney General to file in federal as opposed to state court. As of March 10, 2021, the Mallinckrodt defendants in these cases consist of Mallinckrodt plc and the following subsidiaries of Mallinckrodt plc:  Mallinckrodt Enterprises LLC, Mallinckrodt LLC, SpecGx LLC, Mallinckrodt Brand Pharmaceuticals Inc., Mallinckrodt Inc., MNK 2011 Inc. and Mallinckrodt Enterprises Holdings, Inc. However, there can be no assurance that plaintiffs will not assert claims against additional Mallinckrodt plc subsidiaries in the future. The lawsuits assert a variety of claims, including, but not limited to, public nuisance, negligence, civil conspiracy, fraud, violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") or similar state laws, violations of state CSA or state FCA, product liability, consumer fraud, unfair or deceptive trade practices, false advertising, insurance fraud, unjust enrichment negligence and negligent misrepresentation, and other common law and statutory claims arising from defendants' manufacturing, distribution, marketing and promotion of opioids and seek restitution, damages, injunctive and other relief and attorneys' fees and costs. The claims generally are based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid medications and/or an alleged failure to take adequate steps to prevent diversion. Other parties may file similar lawsuits against us in the future.
Certain Mallinckrodt entities have agreed to be bound by an Operating Injunction enjoining those entities from engaging in certain conduct related to the manner in which they operate their opioid business. The Operating Injunction is part of a global settlement of opioid-related litigation, supported by 50 Attorneys General of U.S. States and Territories. On January 8, 2021, the Bankruptcy Court entered an order subjecting Mallinckrodt to the Operating Injunction, Mallinckrodt plc v. State of Conn. (In re Mallinckrodt plc), Adv. Proc. No. 20-50850 (Bankr. D. Del. 2020) (Dkt. No. 196, Annex 1). The Operating Injunction applies to the business operations of Mallinckrodt Enterprises LLC, Mallinckrodt LLC, and SpecGx LLC relating to the manufacture and sale of certain opioid products in the U.S. and its territories. The Operating Injunction prohibits certain promotional activities related to opioid products and pain treatment, financial and in-kind support for third parties involved with opioids or pain treatment, and certain lobbying activities and communications related to opioids and pain treatment. The Operating Injunction also contains requirements for controlled substances suspicious order monitoring and reporting. The Operating Injunction provides that Mallinckrodt must retain a monitor to evaluate and monitor compliance with the Operating Injunction for a term of five to seven years. On January 21, 2021, Mallinckrodt jointly filed a motion with the Governmental Plaintiff Ad Hoc Committee requesting that the Bankruptcy Court appoint R. Gil Kerlikowske to serve as monitor. The Operating Injunction also requires Mallinckrodt make available certain clinical data through a third-party data archive and publicly disclose certain produced documents related to the opioid litigation. An order approving the appointment of the monitor was entered on February 8, 2021.
While we are vigorously defending ourselves in these matters, and intend to use the Chapter 11 process to provide a fair, orderly, efficient and legally binding mechanism to implement a RSA pursuant to which, among other things, the parties thereto have agreed to support the Amended Proposed Opioid-Related Litigation Settlement, the nature and scope of these matters is unique and current public perceptions of the public health issue of opioid abuse, together with the manner in which other defendants in those cases resolve opioid-related lawsuits and other actions, may present challenges to favorable resolution of these claims. Accordingly, it is not feasible to predict the ultimate outcome of these investigations, enforcement actions and lawsuits if the Amended Proposed Opioid-Related Litigation Settlement is not consummated. The allegations against us may negatively affect our business in various ways, including through harm to our reputation. We will continue to incur significant legal costs in defending these matters and, if the Amended Proposed Opioid-Related Litigation Settlement is not fully implemented or consummated, we could in the future be required to pay significant amounts as a result of fines, penalties, settlements or judgments, potentially in excess of established accruals. We may be unable to obtain or maintain insurance in the future on acceptable terms or with adequate coverage against potential liabilities or other losses. Any such potential liabilities or losses could also require us to seek financing, which may not be available on terms acceptable to us, or at all, when required. Such matters or the resolution thereof, or increase in accruals thereof, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, legislative, regulatory or industry measures to address the misuse of prescription opioid medications may also affect our business in ways that we are not able to predict. For example, the State of New York enacted the Opioid Stewardship Act (the "OSA"), which went into effect on July 1, 2018 and established an aggregate $100.0 million annual assessment on sales of certain opioid medications in New York. The OSA was successfully challenged, and on December 19, 2018, the U.S. District Court for the Southern District of New York ruled that the OSA was unconstitutional and enjoined its enforcement. On January 17, 2019, the State of New York appealed this ruling. On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed in part the lower court’s judgment, finding that the lower court should have dismissed our (and other parties’) challenges to the OSA for lack of subject matter jurisdiction. Together with the other plaintiffs, we filed a petition for rehearing en banc to challenge the panel's decision, which was denied on December 18, 2020. On February 12, 2021, the Second Circuit granted the parties' request to stay the mandate. The parties plan to file a petition for certiorari with the Supreme Court. In April 2019, the State of New York passed its 2020 budget, which amended the OSA so that if the OSA decision is reversed on appeal, the OSA would apply only to the sale or distribution of certain opioids in New York for 2017 and 2018 and, effective July 1, 2019, imposed an excise tax on certain opioids. Furthermore, Rhode Island and Delaware have enacted opioid taxes, Minnesota and Maine have enacted increased licensure and registration fees and other states are considering similar legislation that could require entities to pay an assessment or tax on the sale or distribution of opioid medications in those states and may vary in the assessment or tax amounts and the means of calculation from the OSA. If additional state or local jurisdictions successfully enact such legislation and we are not able to mitigate the impact on our business through operational changes or commercial arrangements, such legislation in the aggregate may have a material adverse effect on our business, financial condition, results of operations and cash flows. See the risk factor "Extensive laws and regulations govern the industry in which we operate, and any failure to comply with such laws and regulations, including any changes to those laws and regulations may materially adversely affect us." for more information.
Furthermore, in the current climate, stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are frequently in the media. Unfavorable publicity regarding the use or misuse of opioid drugs, the limitations of abuse-deterrent formulations, the ability of drug abusers to discover previously unknown ways to abuse our products, public inquiries and investigations into prescription drug abuse, litigation, or regulatory activity regarding sales, marketing, distribution or storage of opioids could have a material adverse effect on our reputation, leading to parties being unwilling to engage with us from a business perspective, and could have a material impact on the results of litigation.
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
A pandemic, epidemic or outbreak of an infectious disease occurring in the U.S., or elsewhere, could result in our business being adversely affected. Since December 2019, COVID-19, has spread to countries throughout the world and has resulted in the World Health Organization declaring the outbreak as a pandemic. Our business performance was significantly impacted by COVID-19, and we continue to expect to see challenges while the pandemic persists and potentially thereafter.
We may experience significant and unpredictable increases or decreases in demand for certain of our products as the needs of health care providers and patients evolve during this pandemic. For example, as we are among the world's largest manufacturers of bulk acetaminophen and the only producer of acetaminophen in the North American and European regions, we could experience an increase in demand which we may not be able to meet in accordance with the needs of the market. Additionally, our INOmax product is a potential treatment for acute respiratory distress syndrome (ARDS), which is a known clinical manifestation of infection with many respiratory viruses including coronaviruses, which could be subject to similar dynamics including with respect to the demands on our upstream supply chain. Alternatively, due to diverse factors ranging from the deprioritization of non-critical medical treatment, to directives that immunosuppressed patients stay-at-home, to the impact of home schooling on the market for attention-deficit/hyperactivity disorder (ADHD) treatments, demand for our products have been and may continue to be negatively impacted.
Furthermore, emergency powers could be invoked under the Defense Production Act, which allows the U.S. government to direct private companies to meet the needs of the nation in the time of an emergency. Given the critical nature of some of the products we manufacture, as well as our pharmaceutical and medical device manufacturing capabilities, we may be impacted by governmental action taken under this or similar legislation.
Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Such disruptions could materially delay potential FDA approval with respect to our clinical trials and product candidates, including the FDA’s decision on the BLA for StrataGraft. Other factors caused by the COVID-19 virus have already impacted and could materially delay or otherwise impact clinical trials we are conducting related to our products, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to the COVID-19 virus. Furthermore, business pressures driven by the ongoing COVID-19 pandemic have led us to prioritize certain investments over others, resulting in the termination of two of our Phase 4 studies related to Acthar Gel, and such pressures could result in similar decisions across our product portfolio. Any delays in our clinical trials or regulatory review resulting from such disruptions could materially affect the development or approval of our product candidates or our lifecycle management efforts.
In addition, the economic impact of the spread of the COVID-19 virus, which has caused a broad impact globally, has adversely impacted our business and may continue to adversely affect us. In particular, the COVID-19 virus has negatively affected demand for our products due to limitations on the ability of our sales representatives to meet with physicians, and a reduction in patient visits to their doctors and pharmacists in order to receive prescriptions for our products, all of which may continue so long as the pandemic does not abate. There is also an increased risk of supply interruption at our third-party suppliers, impacting their ability to deliver components, which would then impede the ability of our manufacturing facilities to produce finished products on a timely basis, all of which could result in business or operational disruption. Additionally, while the potential long-term economic impact of the COVID-19 virus may be difficult to assess or predict, COVID-19 pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital, thereby negatively affecting our liquidity. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted.
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
In the U.S. over the past several years, a significant number of pharmaceutical and biotechnology companies have been subject to inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales, marketing and pricing practices, including the DOJ and various other agencies including the OIG within the HHS, the FDA, the Federal Trade Commission (the "FTC") and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FFDCA, the FCA, the Prescription Drug Marketing Act, anti-kickback laws, data and patient privacy laws, export and import laws, consumer protection laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. The DOJ and the SEC have also increased their focus on the enforcement of the FCPA, particularly as it relates to the conduct of pharmaceutical companies. In addition, over the past few years, there has been enhanced government scrutiny of industry-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide patients with such assistance.
If we are deemed to have failed to comply with relevant laws, regulations or government guidance in any of these areas, we could be subject to criminal and/or civil sanctions, including significant fines, civil monetary penalties and exclusion from participation in government healthcare programs, including Medicare and Medicaid, actions against executives overseeing our business, and/or burdensome remediation measures.
Many of these government investigations originate as "qui tam" actions under the FCA. Under the FCA, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a “qui tam” suit is often entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If the government declines to intervene and prosecute the case, the individual may pursue the case alone. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses in connection with past or future activities, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as the possible exclusion from federal healthcare programs including Medicare and Medicaid, consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Specific to our business, in September 2012, prior to our acquisition of Questcor Pharmaceuticals, Inc. ("Questcor") in August 2014, a subpoena was received from the U.S. Attorney's Office ("USAO") for the EDPA, requesting documents pertaining to an investigation of its promotional practices for Acthar Gel. The USAO later expanded the scope of its investigation to include Questcor's donations to third-party independent charitable foundations that provide co-pay assistance to patients. In March 2019, the U.S. District Court for EDPA unsealed two qui tam actions involving the allegations under investigation by the USAO for the EDPA. The DOJ intervened in both actions, which were later consolidated. In September 2019, we executed a settlement agreement to resolve the portion of the investigation and the litigation involving Questcor's promotional practices for $15.4 million. As referenced above, on October 12, 2020, we announced the Proposed Acthar Gel-Related Settlement, which would resolve the second EDPA qui tam case relating to Questcor's donations to an independent third-party charitable foundation.
In addition, in December 2016, we received a subpoena from the USAO for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients and documents concerning our provision of financial assistance to patients prescribed Acthar Gel. Other companies have disclosed similar inquiries. We have cooperated with this inquiry.
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
Public and governmental scrutiny of the cost of healthcare generally and pharmaceuticals in particular, especially in connection with price increases of certain products, could affect our ability to maintain or increase the prices of one or more of our products, which could negatively impact our future revenue and profitability. Certain press reports and other commentary have criticized the increases in the price of Acthar Gel over time, including related to the period prior to the acquisition of the product. Acthar Gel represented 27.9% of our net sales for fiscal 2020. In addition, U.S. federal prosecutors have issued subpoenas to certain pharmaceutical companies seeking information about their drug pricing practices, among other issues, and in October 2020, the U.S. House of Representatives Committee on Oversight and Reform held hearings relating to drug pricing at which our CEO testified along with executives from other major pharmaceutical companies. We cannot predict whether any particular legislative or regulatory changes or changes in insurers' reimbursement practices may result from any such public scrutiny, what the nature of any such changes might be or what impact they may have on us. If legislative or regulatory action were taken or insurers changed their reimbursement practices to limit our ability to maintain or increase the prices of our products, our financial condition, results of operations and cash flows could be negatively affected.

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
Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities, private health coverage insurers and other third-party payers. The ability of patients to obtain appropriate reimbursement for products and services from these third-party payers affects the selection of products they purchase and the prices they are willing to pay. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that third-party payers may pay to reimburse the cost of drugs, including with respect to Acthar Gel. We believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the usage and reimbursement of Acthar Gel. Our ability to commercialize our products depends, in part, on the extent to which reimbursement for the costs of these products is available from government healthcare programs, such as Medicaid and Medicare, private health insurers and others. We cannot be certain that, over time, third-party reimbursements for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Furthermore, demand for new products may be limited unless we obtain reimbursement approval from governmental and private third-party payers prior to introduction. Reimbursement criteria, which vary by country, are becoming increasingly stringent and require management expertise and significant attention to obtain and maintain qualification for reimbursement.
For any marketed drug products which are covered in the U.S. by the federal or state healthcare programs, such as the Medicare and Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require medicines be offered at substantial rebates and/or discounts to the government and certain private purchasers including “covered entities” purchasing under the 340B Drug Discount Program. Some of these programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear or precise. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate,” a complex calculation which is based, in part, on the extent that a branded drug’s price increases over time more than the rate of inflation (based on the Consumer Price Index for All Urban Consumers). This “additional rebate” calculation can result in Medicaid rebates up to 100% of a drug’s “average manufacturer price” and 340B prices of one penny. With respect to Acthar Gel, the “additional rebate” scheme of the 340B pricing rules, as applied to the historical pricing of Acthar Gel both before and after we acquired the medicine, have resulted in a 340B ceiling price of one penny, which has negatively impacted and is expected to continue to negatively impact our net sales of Acthar Gel.
With regard to private payers, reimbursement of highly-specialized products, such as Acthar Gel, is typically reviewed and approved or denied on a patient-by-patient, case-by-case basis, after careful review of details regarding a patient's health and treatment history that is provided to the insurance carriers through a prior authorization submission, and appeal submission, if applicable. During this case-by-case review, the reviewer may refer to coverage guidelines issued by that carrier. These coverage guidelines are subject to on-going review by insurance carriers. Because of the large number of insurance carriers, there are a large number of guideline updates issued each year.
In addition, a number of markets outside the U.S. in which we operate have implemented or may implement tender systems in an effort to lower prices. Under such tender systems, manufacturers submit bids which establish prices for products. The company that wins the tender receives preferential reimbursement for a period of time. Accordingly, the tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Certain other countries may consider implementation of a tender system. Even if a tender system is ultimately not implemented, the anticipation of such could result in price reductions. Failing to win tenders, or the implementation of similar systems in other markets leading to price declines, could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
We are unable to predict what additional legislation or regulation or changes in third-party coverage and reimbursement policies may be enacted or issued in the future or what effect such legislation, regulation and policy changes would have on our business.
Specific to our business, in May 2019, CMS issued a final decision directing the Company to revert to the original base date average manufacturer price ("AMP") used to calculate Medicaid drug rebates for Acthar Gel despite CMS having given the previous owner of the product, Questcor, written authorization in 2012 to reset the base date AMP. Upon receipt of CMS's final decision, we filed suit in U.S. District Court for the District of Columbia ("D.C. District Court") against HHS and CMS seeking to have the decision declared unlawful and set aside. In March 2020, we received an adverse decision from the D.C. District Court. We immediately sought reconsideration by the D.C. District Court, which was denied. We then appealed to the U.S. Court of Appeals for the District of Columbia ("D.C. Circuit"). In June 2020, while our appeal remained pending, we were required to revert to the original base date AMP for Acthar Gel in the government's price reporting system.
As a result of this contingency, we incurred a retrospective one-time charge of $641.1 million (the "Acthar Gel Medicaid Retrospective Rebate"), of which $535.1 million and $105.1 million have been reflected as a component of net sales and operating expense, respectively, in the consolidated statement of operations for fiscal 2020. The $105.1 million reflected as a component of operating expenses represents a pre-acquisition contingency related to the portion of the Acthar Gel Medicaid Retrospective Rebate that arose from sales of Acthar Gel prior to our acquisition of Questcor in August 2014.
The D.C. Circuit heard argument on the merits of our appeal in September 2020, prior to our filing of the Chapter 11 Cases on October 12, 2020. At the joint request of the parties, the D.C. Circuit has agreed to hold the case in abeyance pending completion of the Proposed Acthar Gel-Related Settlement discussed above which was conditioned upon the Company entering the Chapter 11 restructuring process. Pursuant to the Proposed Acthar Gel-Related Settlement, we have agreed to pay $260.0 million over seven years and to reset Acthar Gel’s Medicaid rebate calculation as of July 1, 2020, such that state Medicaid programs will receive 100% rebates on Acthar Gel Medicaid sales, based on current Acthar Gel pricing. Additionally, upon execution of the Proposed Acthar Gel-Related Settlement, we will dismiss our D.C. Circuit appeal. We expect that the Proposed Acthar Gel-Related Settlement will be completed over the next several months, subject to Bankruptcy Court approval. The failure of the settlement in principle may subject us to additional risk and uncertainties that could adversely affect our business prospects, as further described in the risk factor captioned "The Amended Proposed Opioid-Related Litigation Settlement and the Proposed Acthar Gel-Related Settlement are subject to certain contingencies and may not go into effect in their current form or at all, which may have an adverse impact on our ability to consummate the Plan and our business, financial condition, results of operations and cash flows."

Our reporting and payment obligations under the Medicare and Medicaid rebate programs, and other governmental purchasing and rebate programs, are complex. Any determination of failure to comply with these obligations or those relating to healthcare fraud and abuse laws could have a material adverse effect on our business.
The regulations regarding reporting and payment obligations with respect to Medicare and Medicaid reimbursement programs, and rebates and other governmental programs, are complex. Because our processes for these calculations and the judgments used in making these calculations involve subjective decisions and complex methodologies, these accruals may have a higher inherent risk for material changes in estimates. In addition, they are subject to review and challenge by the applicable governmental agencies, and in the case of the 340B program, certain private beneficiaries, and it is possible that such reviews could result in material adjustments to amounts previously paid. See the risk factor captioned “Sales of our products are affected by, and we may be negatively impacted by any changes to, the reimbursement practices of governmental health administration authorities, private health coverage insurers and other third-party payers. In addition, reimbursement criteria or policies and the use of tender systems outside the U.S. could reduce prices for our products or reduce our market opportunities.”
Any governmental agencies that have commenced, or may commence, an investigation of us relating to the sales, marketing, pricing, quality or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal healthcare programs including Medicare and Medicaid. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. For example, as noted elsewhere in this Annual Report on Form 10-K, in May 2019, CMS issued a final decision directing the Company to revert to the original base date AMP used to calculate Medicaid drug rebates for Acthar Gel despite having granted Questcor written authorizations to reset the base date AMP in 2012. In addition, from time to time, state attorneys general have brought cases against us that allege generally that we and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid, resulting in overpayment by state

Medicaid programs for those drugs, and generally seek monetary damages and attorneys' fees. Any such penalties or sanctions that we might become subject to in this or other actions could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations could materially adversely affect our business.
In an effort to reduce cost, many existing and potential customers for our products within the U.S. are members of GPOs and integrated delivery networks ("IDNs"). GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, there is no assurance that we will be able to obtain or maintain contracts with major GPOs and IDNs across our product portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability. While having a contract with a GPO or IDN for a given product can facilitate sales to members of that GPO or IDN, having a contract is no assurance that sales volume of those products will be maintained. GPOs and IDNs increasingly are awarding contracts to multiple suppliers for the same product category. Even when we are the sole contracted supplier of a GPO or IDN for a certain product, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days prior notice. Accordingly, our net sales and results of operations may be negatively affected by the loss of a contract with a GPO or IDN. In addition, although we have contracts with many major GPOs and IDNs, the members of such groups may choose to purchase from our competitors, which could result in a decline in our net sales. Distributors of our products are also forming strategic alliances and negotiating terms of sale more aggressively in an effort to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share to our competitors or result in lower pricing on volume we retain, both of which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Outside the U.S., we have experienced pricing pressure due to the concentration of purchasing power in centralized governmental healthcare authorities and increased efforts by such authorities to lower healthcare costs. We frequently are required to engage in competitive bidding for the sale of our products to governmental purchasing agents. Our failure to maintain volume and pricing with historical or anticipated levels could materially adversely affect our business, financial condition, results of operations and cash flows.

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
Our future results of operations will depend, to a significant extent, upon our ability to successfully develop, commercialize and launch new products or expand commercial opportunities for existing products in a timely manner. There are numerous difficulties in developing, commercializing and launching new products or expanding commercial opportunities for existing products, including:
•developing, testing and manufacturing products in compliance with regulatory and quality standards in a timely manner;
•our ability to successfully engage with the FDA or other regulatory authorities as part of the approval process and to receive requisite regulatory approvals for such products in a timely manner, or at all;
•the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;
•developing, commercializing and launching a new product is time-consuming, costly and subject to numerous factors, including legal actions brought by our competitors, that may delay or prevent the development, commercialization and/or launch of new products;
•unanticipated costs;
•payment of prescription drug user fees to the FDA to defray the costs of review and approval of marketing applications for branded and generic drugs;
•experiencing delays as a result of limited resources at the FDA or other regulatory authorities;
•changing review and approval policies and standards at the FDA or other regulatory authorities;
•potential delays in the commercialization of generic products by up to 30 months resulting from the listing of patents with the FDA;
•effective execution of the product launches in a manner that is consistent with expected timelines and anticipated costs; and
•identifying appropriate partners for distribution of our products, including any future over-the-counter commercialization opportunities, and negotiating contractual arrangements in a timely manner with commercially reasonable terms.
As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals, or approvals at all. This risk is heightened with respect to the development of proprietary branded products due to the uncertainties, higher costs and length of time associated with R&D of such products and the inherent unproven market acceptance of such products. Moreover, the FDA regulates the facilities, processes and procedures used to manufacture and market pharmaceutical products in the U.S. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with cGMP regulations enforced by the FDA. Compliance with cGMP regulations requires the dedication of substantial resources and requires significant expenditures. Prior to approval of any product, the FDA inspects both our facilities and procedures to ensure compliance with regulatory standards, and those inspections are also conducted periodically once a product is approved. The FDA has been impeded in conducting such inspections due to the challenges of the COVID-19 pandemic, which could lead to delays to approval of our products. The FDA may also cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. In the event an approved manufacturing facility for a particular drug is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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
From time to time, we may initiate price increases on certain of our pharmaceutical products. There is no guarantee that our customers will be receptive to these price increases and continue to purchase the products at historical quantities. In addition, it is unclear how market participants will react to price increases, particularly in light of the scrutiny being paid to drug pricing in the U.S. If customers do not maintain or increase existing sales volumes, we may be unable to replace lost sales with orders from other customers, and it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

We face significant competition and may not be able to compete effectively.
The industries in which we operate are highly competitive. Competition takes many forms, such as price reductions on products that are comparable to our own, development of new products with different mechanisms that obviate the need for our treatments, acquisition or in-licensing of new products that may be more cost-effective than or have performance superior to our products, the introduction of generic versions when our proprietary products lose their patent protection or market exclusivity, and technologies that are similar to our devices but may operate either more effectively or less expensively. This competition may limit the effectiveness of any price increases we initiate. Following any price increase by us, competitors may elect to maintain a lower price point that may result in a decline in our sales volume. For further discussion on the competitive nature of our business, as well as the intellectual property rights and market exclusivity that play a key role in our business, refer to Item 1. Business included within this Annual Report on Form 10-K. Our failure to compete effectively could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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
Specifically, we believe that the following risks could impact our existing product portfolio:
•Acthar Gel – The composition patent for Acthar Gel has expired and we have no patent-based market exclusivity with respect to any indication or condition we might target. We rely on trade secrets and proprietary know-how to protect the commercial viability and value of Acthar Gel. We currently obtain such protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for proprietary technology in the event of unauthorized use or disclosure of confidential and proprietary information. The parties may not comply with or may breach these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, competitors.
•INOmax – Certain patents related to the use of therapeutic nitric oxide for treating or preventing bronchoconstriction or reversible pulmonary vasoconstriction expired in 2013. Prior to their expiration, we depended, in part, upon these patents to provide us with exclusive marketing rights for our product for some period of time. Since then, we have obtained additional patents, which expire at various dates through 2036, including patents on methods of identifying patients at risk of serious adverse events when nitric oxide is administered to patients with particular heart conditions. Such methods have been approved by the FDA for inclusion in the Warnings and Precautions sections of the INOmax label. Other patents are on inhaled nitric oxide gas delivery systems as well as methods of using such systems, and on use of nitric oxide gas sensors. The Paragraph IV patent litigation trial against Praxair Distribution, Inc. and Praxair, Inc. (collectively "Praxair") to prevent the marketing of its potential infringing nitric oxide drug product delivery system prior to the expiration of the patents covering INOmax was held in March 2017 and a decision was rendered in September 2017 that ruled five patents invalid and six patents not infringed. We appealed the decision all the way up to the U.S. Supreme Court but were unsuccessful in those efforts. As a result, we have begun to see a broader-scale launch of competitive nitric oxide products in the market which could adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
•Therakos – Our Therakos products provide extracorporeal photopheresis, which is an autologous immune cell therapy that is indicated in the U.S. for skin manifestations of CTCL and is available for several additional indications in markets outside the U.S. In the ECP process, blood is drawn from the patient, separating white blood cells from plasma and red blood cells (which are immediately returned to the patient). The separated white blood cells are treated with a UVA light activated drug, UVADEX, followed by UVA radiation in the photopheresis instrument, prior to being returned to the patient. Patents related to the methoxsalen composition have expired. Therakos historically manufactured two photopheresis systems, the CELLEX® Photopheresis System (“CELLEX”), which is the only FDA-approved closed ECP system, and the UVAR XTS® Photopheresis System (“UVAR XTS”). Key patents related to the CELLEX system, disposable kit and overall photopheresis method expire in 2023. We continue to pursue additional patentable enhancements to the Therakos ECP system. Recently granted patents relating to improvements to the CELLEX system, processing of blood, disposable kit and overall photopheresis method may offer additional patent protection through approximately 2036.

Clinical trials demonstrating the efficacy of Acthar Gel are limited. The absence of such clinical trial data could cause physicians not to prescribe Acthar Gel, or payers not to reimburse the drug, which could negatively impact our business.
Our net sales of Acthar Gel, which comprise a significant portion of our overall product portfolio, could be negatively impacted by the level of clinical data available on the product. Acthar Gel was originally approved by the FDA in 1952, prior to the enactment of the 1962 Kefauver Harris Amendment, or the “Drug Efficacy Amendment,” to the FFDCA. This amendment introduced the requirement that drug manufacturers provide proof of the effectiveness (in addition to the previously required proof of safety) of their drugs in order to obtain FDA approval. As such, the FDA's original approval in 1952 was based on safety data as clinical trials evaluating efficacy were not then required. In the 1970s, the FDA reviewed the safety and efficacy of Acthar Gel during its approval of Acthar Gel for the treatment of acute exacerbations in multiple sclerosis and evaluated all other previous indications on the label through the Drug Efficacy Study Implementation (“DESI”) process. In this process, the medical and scientific merits of the label and each indication on the label were evaluated based on publications, information from sponsors, and the judgment of the FDA. The label obtained after the DESI review and the addition of the multiple sclerosis indication is the Acthar Gel label that was used until the changes in 2010.
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
Accordingly, evidence of efficacy is largely based on physician's clinical experience with Acthar Gel and does not include clinical trials except for the MS and IS indications. We conducted several Phase 4 clinical trials to supplement the non-clinical evidence supporting the use of Acthar Gel, but the completion of such ongoing or future clinical trials to provide further evidence on the efficacy of Acthar Gel in the treatment of its approved indications could take several years to complete and will require the expenditure of significant time and financial and management resources. Such clinical trials may not result in data that supports the use of Acthar Gel to treat any of its approved indications. In addition, a clinical trial to evaluate the use of Acthar Gel to treat indications not on the current Acthar Gel label may not provide a basis to pursue adding such indications to the current Acthar Gel label. Furthermore, even if prescribed by a physician, third-party payers may implement restrictions on reimbursement of Acthar Gel due, in part, to the limited clinical data of efficacy, which may negatively impact our business, financial condition, results of operations and cash flows.

Clinical studies required for our product candidates and new indications of our marketed products are expensive and time-consuming, and their outcome is highly uncertain. If any such studies are delayed or yield unfavorable results, regulatory approval for our product candidates or new indications of our marketed products may be delayed or become unobtainable.
We must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. For example, INOmax is approved for sale in the U.S. only for the treatment of HRF associated with pulmonary hypertension in term and near-term infants, and the Therakos systems are approved for sale in the U.S. only for the palliative treatment of the skin manifestations of CTCL in persons who have not been responsive to other forms of treatment. In order to market these products in the U.S. for any other indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials, and obtain regulatory approval for such proposed indications. Conducting such studies is a lengthy, time-consuming, and expensive process and obtaining regulatory approval is uncertain. Even well conducted studies of effective drugs will sometimes appear to be negative in either safety or efficacy results, or otherwise may not achieve approval. The regulatory review and approval process to obtain marketing approval for a new indication can take many years, often requires multiple clinical trials and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. Success in early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.
These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates), difficulty in enrolling and maintaining subjects in a clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to GLPs or GCPs. A clinical trial may fail because it did not include and retain a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional studies or clinical trials or varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of product candidate or a new indication for a product candidate. For example, in September 2020 the FDA issued a CRL regarding our application seeking approval for the investigational agent terlipressin to treat adults with HRS-1. The CRL stated that, based on the available data, the agency cannot approve the terlipressin NDA in its current form and requires more information to support a positive risk-benefit profile for terlipressin for patients with HRS-1. We are currently in active discussions with the FDA in order to seek a viable path towards approval, but there is no assurance that such an outcome will result from this engagement.
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
As noted elsewhere in this Item 1A, we are or may be involved in various legal proceedings and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, opioid related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. Such proceedings, inquiries and investigations may involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties, changes in business practices and exclusion from participation in various government healthcare-related programs. Such litigation and related matters are described in Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
With respect to product liability and clinical trial risks, in the ordinary course of business we are subject to liability claims and lawsuits, including potential class actions, alleging that our marketed products or products in development have caused, or could cause, serious adverse events or other injury. Any such claim brought against us, with or without merit, could be costly to defend and could result in an increase in our insurance premiums. We retain liability for $10.0 million per claim of the first $50.0 million of a loss in our primary liability policies and purchase an additional $60.0 million using a combination of umbrella/excess liability policies with respect to any such claims. We believe this coverage level is adequate to address our current risk exposure related to product liability claims and lawsuits. However, some claims, such as those brought against us related to our sale of opioids, might not be covered by our insurance policies. Moreover, where the claim is covered by our insurance, if our insurance coverage is inadequate, we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all since insurance varies in cost and can be difficult to obtain. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations expose us to the risk of violations of applicable health, safety and environmental laws and regulations and related liabilities and litigation.
We are subject to numerous federal, state, local and non-U.S. environmental protection and health and safety laws and regulations governing, among other things:
•the generation, storage, use and transportation of hazardous materials;
•emissions or discharges of substances into the environment;
•investigation and remediation of hazardous substances or materials at various sites;
•chemical constituents in products and end-of-life disposal, mandatory recycling and take-back programs; and
•the health and safety of our employees.
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
We concluded that, as of December 25, 2020, it was probable that we would incur remediation costs in the range of $37.3 million to $85.8 million. We also concluded that, as of December 25, 2020, the best estimate within this range was $60.8 million. For further information on our environmental obligations, refer to Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Based upon information known to date, we believe our current capital and operating plans are adequate to address costs associated with the investigation, cleanup and potential remedial action for our known environmental matters.
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
In connection with the separation of the Company from Covidien (which was subsequently acquired by Medtronic plc) we entered into a separation and distribution agreement that provided for, among other things, the principal corporate transactions required to effect our separation from Covidien, certain conditions to the distribution of equity interests in the Company and provisions governing the relationship between us and Covidien following such separation. The separation and distribution agreement was filed with the SEC as Exhibit 2.1 to our Current Report on Form 8-K on July 1, 2013. Among other things, the separation and distribution agreement imposes upon us certain indemnification obligations, which Covidien has asserted required us to indemnify Covidien for certain opioid-related claims brought against Covidien. If we are required to indemnify Covidien under the circumstances set forth in the separation and distribution agreement and such liabilities are not discharged pursuant to the Plan or otherwise, we may be subject to substantial liabilities. These potential indemnification obligations, if not discharged pursuant to the Plan or otherwise, could have a material adverse effect on our financial condition, results of operations and cash flows. While the Amended Proposed Opioid-Related Litigation Settlement requires as a condition precedent that any of our indemnification liabilities to Covidien will be channeled to the establishment of a trust for the benefit of plaintiffs holding opioid-related claims against the Company (the "Opioid Claimant Trust") or otherwise resolved in a manner acceptable to us, there is no guarantee that such condition will be satisfied or that the Amended Proposed Opioid-Related Litigation Settlement will be effectuated on its current terms or at all.

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

If we are unable to retain our key scientific, technical, regulatory and commercial personnel, we may be unable to maintain or expand our business.
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
We sell a significant amount of our products to a limited number of independent wholesale drug distributors, large pharmacy chains and specialty pharmaceutical distributors. In turn, these wholesale drug distributors, large pharmacy chains and specialty pharmaceutical distributors supply products to pharmacies, hospitals, governmental agencies and physicians. Sales to one of our distributors that supplies our products to many end user customers, CuraScript Inc., accounted for 10.0% or more of our total net sales in each of the past three fiscal years. If we were to lose the business of this distributor, if this distributor failed to fulfill their obligations, if this distributor was to experience difficulty in paying us on a timely basis, or if this distributor negotiates lower pricing terms, the occurrence of one or more of these factors could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our product concentration may materially adversely affect our business.
We sell a wide variety of products including specialty branded and specialty generic pharmaceuticals, as well as API. However, a small number of relatively significant products, most notably Acthar Gel, INOmax and Therakos, represent a significant percentage of our net sales. Our ability to maintain and increase net sales from these products depends on several factors, including:
•our ability to increase market demand for products through our own marketing and support of our sales force;
•our ability to implement and maintain pricing and continue to maintain or increase market demand for these products;
•our ability to achieve hospital and other third-party payer formulary acceptance, and maintain reimbursement levels by third-party payers;
•our ability to maintain confidentiality of the proprietary know-how and trade secrets relating to Acthar Gel;
•our ability to continue to procure raw materials or finished goods, as applicable, for Acthar Gel, INOmax and Therakos from internal and third-party manufacturers in sufficient quantities and at acceptable quality and pricing levels in order to meet commercial demand;
•our ability to maintain fees and discounts payable to the wholesalers and distributors and GPOs, at commercially reasonable levels;
•whether the DOJ or other third parties seek to challenge and are successful in challenging patents or patent-related settlement agreements or our sales and marketing practices;
•warnings or limitations that may be required to be added to FDA-approved labeling; and
•the occurrence of adverse side effects related to or emergence of new information related to the therapeutic efficacy of these products, and any resulting product liability claims or product recalls.
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
The DEA is the U.S. federal agency responsible for domestic enforcement of the CSA. The CSA classifies drugs and other substances based on identified potential for abuse. Schedule I controlled substances, such as heroin and LSD, have a high abuse potential and have no currently accepted medical use; thus, they cannot be lawfully marketed or sold. Schedule II controlled substances include molecules such as oxycodone, oxymorphone, morphine, fentanyl and hydrocodone. The manufacture, storage, distribution and sale of these controlled substances are permitted, but highly regulated. The DEA regulates the availability of API, products under development and marketed drug products that are in the Schedule II category by setting annual quotas. Every year, we must apply to the DEA for manufacturing quota to manufacture API and procurement quota to manufacture finished dosage products. Given that the DEA has discretion to grant or deny our manufacturing and procurement quota requests, the quota the DEA grants may be insufficient to meet our needs. In 2020, manufacturing and procurement quotas granted by the DEA were sufficient to meet our sales and inventory requirements on most products. Over the past several years and into 2021, the DEA has steadily reduced the amount of opioid medication that may be manufactured in the U.S. by approximately 10% to 20%, annually, as a response to the opioid crisis. These quota reductions have included oxycodone, hydrocodone, oxymorphone, hydromorphone, and fentanyl. The DEA could take similar actions in the future. Future delay or refusal by the DEA to grant, in whole or in part, our quota requests could delay or result in stopping the manufacture of our marketed drug products, new product launches or the conduct of bioequivalence studies and clinical trials. Such delay or refusal also could require us to allocate marketed drug products among our customers. These factors, along with any delay or refusal by the DEA to provide customers who purchase API from us with sufficient quota, could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. In addition, the DEA conducts periodic inspections of registered establishments that handle controlled substances and has stringent regulations on those establishments to prevent loss and diversion. Failure to maintain compliance with these regulations, particularly as manifested in loss or diversion, can result in regulatory action that could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

The manufacture of our products is highly exacting and complex, and our business could suffer if we, or our suppliers, encounter manufacturing or supply problems.
The manufacture of our products is highly exacting and complex, due in part to strict regulatory and manufacturing requirements, as well as due to the biologic nature of some of our products, which are inherently more difficult to manufacture than chemical-based products. Problems may arise during manufacturing for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. If a batch of finished product fails to meet quality standards during a production run, then that entire batch of product may have to be discarded. These problems could lead to launch delays, product shortages, backorders, increased costs (including contractual damages for failure to meet supply requirements), lost revenue, damage to our reputation and customer relationships, time and expense spent investigating, correcting and preventing the root causes and, depending on the root causes, similar losses with respect to other products. If manufacturing problems are not discovered before the product is released to the market, we also could incur product recall and product liability costs. If we incur a product recall or product liability costs involving one of our products, such product could receive reduced market acceptance and thus reduced product demand and could harm our reputation and our ability to market our products in the future. Significant manufacturing problems could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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
We operate globally with offices or activities in Europe, Africa, Asia, South America, Australia and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and local laws, which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be violated, inadvertently or through fraudulent or negligent behavior of individual employees, or through our failure to comply with certain formal documentation requirements or otherwise. Violations of these laws and regulations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts and our ability to attract and retain employees.

In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:
•potentially longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain non-U.S. legal systems;
•potential inability to sell products into certain countries given the delay of foreign governments in responding to changes in our U.S. business licensing;
•political and economic instability, including the impact of U.K.'s exit from the E.U. (commonly known as Brexit) and the related uncertainties;
•the unpredictability of U.S. trade policy, including Section 301 tariffs and U.S. trade relations with other countries, that may increase raw material cost or impact our ability to obtain the raw materials we need to manufacture our products and impact our ability to sell our products outside of the U.S.;
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and trade barriers;
•difficulties and costs of staffing and managing our non-U.S. operations;
•exposure to global economic conditions;
•exposure to potentially unfavorable movements in foreign currency exchange rates associated with international net sales and operating expense and intercompany debt financings; and
•potential negative impact of public health epidemics on employees, our supply chain and the global economy.
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
Past acquisitions have significantly increased our intangible assets, which were $6,184.5 million as of December 25, 2020. At least annually, we review the carrying value of our non-amortizing intangible assets, and for amortizing intangible assets when indicators of impairment are present. Conditions that could indicate impairment and necessitate an evaluation of intangible assets include, but are not limited to, a significant adverse change in the business climate or the legal or regulatory environment.
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
We employ approximately 3,100 employees worldwide. Some of our employees are represented by labor organizations and national works councils. Our management believes that our employee relations are satisfactory. However, further organizing activities or collective bargaining may increase our employment-related costs and we may be subject to work stoppages and other labor disruptions. Moreover, if we are subject to employment-related claims, such as individual and class actions relating to alleged employment discrimination, wage-hour and labor standards issues, and such actions are successful in whole or in part, this may affect our ability to compete or have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our facilities.
We depend on our manufacturing facilities, laboratories and equipment for the continued operation of our business. Our principal executive offices and our Specialty Brands global manufacturing operations are located in Dublin, Ireland. In addition, we have other locations in the U.S., most notably our corporate shared services facility in Hazelwood, Missouri, our Specialty Brands commercial headquarters in Hampton, New Jersey and our Specialty Generics headquarters and technical development center in Webster Groves, Missouri. As of December 25, 2020, we owned a total of ten facilities in the U.S., Ireland and Japan. We have 11 manufacturing sites: one in Ireland; two in Japan; and eight in the U.S. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event at any of our facilities could have a significant negative impact on our business, financial condition, results of operations and cash flows.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations and could further adversely affect our ability to consummate the Proposed Settlements.
We have substantial indebtedness. As of December 25, 2020, total debt principal was $5,283.3 million, of which $3,622.6 million was classified as current, and the remainder classified as liabilities subject to compromise. Even if our existing indebtedness is reduced or discharged in part through the Plan, we expect to have substantial remaining indebtedness upon emergence from bankruptcy, which could adversely affect our ability to fulfill our financial obligations and have a negative impact on our financing options and liquidity positions.
Our degree of debt leverage, even if our existing indebtedness is reduced or discharged in part through the Plan, could have significant consequences, including the following:
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
•placing us at a competitive disadvantage to other less leveraged competitors;
•making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete; and
•increasing our costs of borrowing.
As discussed in greater detail in "Significant Events: Voluntary Filing Under Chapter 11 and Going Concern" within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, Mallinckrodt plc and certain of its subsidiaries initiated the Chapter 11 Cases to, among other things, restructure its existing indebtedness. As discussed in greater detail above in "Risks Related to Our Chapter 11 Cases," our ability to consummate the contemplated restructuring is subject to many risks and a number of conditions. We cannot guarantee that we will satisfy all such conditions and otherwise consummate the contemplated restructuring.

Even if our existing indebtedness is restructured, we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Even if our existing indebtedness is reduced or discharged in part through the Plan, our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources following emergence from bankruptcy are insufficient to fund our debt service obligations and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The agreements governing our existing indebtedness restrict (and we expect that any agreement governing our remaining indebtedness upon emergence from bankruptcy will restrict) (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) our ability to raise debt capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows following emergence from bankruptcy to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.
If we cannot make scheduled payments on our debt following emergence from bankruptcy, we will be in default and, as a result, lenders under any of our then-outstanding indebtedness could declare essentially all outstanding principal and interest to be due and payable, our secured lenders could foreclose against the assets securing such borrowings and we could be forced to return to bankruptcy or into liquidation.

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
The agreements that govern the terms of our indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including limitations or restrictions on our ability to:
•incur, assume or guarantee additional indebtedness;
•declare or pay dividends, make other distributions with respect to equity interests, or purchase or otherwise acquire or retire equity interests;
•make any principal payment on, or redeem or repurchase, subordinated debt;
•make loans, advances or other investments;
•sell or otherwise dispose of assets, including capital stock of subsidiaries;
•incur liens;
•enter into transactions with affiliates;
•enter into sale and lease-back transactions; and
•consolidate or merge with or into, or sell all or substantially all of our assets to, another person or entity.
In addition, the restrictive covenants in the credit agreement governing our senior secured credit facilities require us to comply with a financial maintenance covenant in certain circumstances. Our ability to satisfy this financial maintenance covenant can be affected by events beyond our control and we cannot assure you that we will be able to comply.
A breach of the covenants under the agreements that govern the terms of any of our indebtedness could result in an event of default under the applicable indebtedness, permitting our creditors to exercise various remedies. Although the commencement of the Chapter 11 Cases itself constituted an event of default under substantially all of our existing indebtedness and any efforts to exercise remedies in respect of our indebtedness are automatically stayed as a result of the Chapter 11 Cases, the RSA contemplates the reinstatement of certain of our existing indebtedness through the Plan. As it is a condition to reinstatement of indebtedness that most defaults under the applicable indebtedness must be cured, we continue to adhere to the covenants in respect of such indebtedness.

Moreover, we expect that any indebtedness that remains outstanding following our emergence from bankruptcy will be subject to similar covenants.
As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively, execute our growth strategy or take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our plans.

Even if our existing indebtedness is restructured, our debt levels and challenges in the commercial and credit environment may materially adversely affect our ability to issue debt on acceptable terms and our future access to capital.
Our ability to issue debt or enter into other financing arrangements on acceptable terms could be materially adversely affected by the Chapter 11 Cases, our debt levels (even if our existing indebtedness is reduced or discharged in part through the Plan) or if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or other significantly unfavorable changes in economic conditions occur. In addition, volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our variable-rate indebtedness exposes us to interest rate risk, which could cause our debt service obligations to increase significantly.

During the pendency of the Chapter 11 Cases, we expect to pay interest on certain of our secured indebtedness as it accrues. Certain of our secured indebtedness, including borrowings under our senior secured credit facilities, are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase and our net loss would increase, even though the amount borrowed under the facilities remained the same. As of December 25, 2020, we had $1,904.7 million outstanding variable-rate debt on our senior secured term loans and $900.0 million outstanding on our senior secured revolving credit facility. An unfavorable movement in interest rates, primarily LIBOR, could result in higher interest expense and cash payments for us. Although we may enter into interest rate swaps, involving the exchange of floating for fixed-rate interest payments, to reduce interest rate volatility, we cannot provide assurance that we will enter into such arrangements or that they will successfully mitigate such interest rate volatility.

Despite current and anticipated indebtedness levels, we may still be able to incur more debt. This could further exacerbate the risks described above.
We may be able to incur substantial additional indebtedness in the future. Although agreements governing our indebtedness restrict the incurrence of additional indebtedness, these restrictions are and will be subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. Applicable Bankruptcy Court orders in the Chapter 11 Cases may also permit the incurrence of additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

Risks Related to Tax Matters

The Company’s tax attributes and future tax deductions may be reduced or significantly limited as a result of the Chapter 11 filing.
Generally, any discharge of our external or internal debt obligations as a result of the Chapter 11 filing for an amount less than the adjusted issue price may give rise to cancellation of indebtedness income, which must either be included in our taxable income or result in a reduction to our tax attributes.
Certain tax attributes otherwise available and of value to the Company may be reduced, in most cases by the principal amount of the indebtedness forgiven. U.S. and non U.S. tax attributes subject to reduction include: (i) net operating losses ("NOL(s)") and NOL carryforwards; (ii) credit carryforwards (iii) capital losses and capital loss carryforwards; and (iv) the tax basis of the Company’s depreciable, amortizable and other assets. Loss of these tax attributes may have an adverse effect on the Company’s prospective cash flow.
To the extent, if any, that U.S. NOL carryforwards, other losses and credits generated by the Company prior to emergence from bankruptcy are available as deductions after emergence, the ability of the Company to utilize such deductions may be limited by Section 382 of the Internal Revenue Code (the “IRC”). Section 382 provides rules limiting the utilization of a corporation's NOLs and other losses, deductions and credits following a more than 50% change in ownership of a corporation's equity (an “ownership change”). An ownership change may occur with respect to the Company in connection with bankruptcy, unless the IRC Section 382(l)(5) exception applies. This exception is not easily met as it requires a majority of the holders of the Company's stock after bankruptcy to meet certain specific and narrow conditions. Therefore, the Company’s U.S. NOLs may be significantly limited by Section 382 of the IRC. The amount of the Company’s post ownership change annual U.S. taxable income that can be offset by the pre-ownership change U.S. NOLs generally cannot exceed an amount equal to the product of (a) the applicable federal long-term tax exempt rate in effect on the date of the ownership change and (b) the value of the Company’s U.S. affiliate stock immediately prior to implementation of the Plan (the “Annual Limitation”). However, if the value of the Company’s U.S. affiliate stock is zero, if the Company does not continue its historic business or use a significant portion of its assets in a new business for two years after the ownership change, the Annual Limitation resulting from the ownership change is zero and the Company may be significantly limited in its ability to use any of its pre-emergence U.S. NOLs. In addition, if the Company has a net unrealized built in loss at the time of an ownership change, future deductions for items such as amortization, depreciation, and settlement liabilities may also be significantly limited. Limitations on our ability to prospectively use these tax attributes may have an adverse effect on the Company’s prospective cash flow.

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
As a result of our Chapter 11 filing, taxing authorities have been notified of our bankruptcy status and their opportunity to make a tax claim against the Company for pre-bankruptcy periods. This notification process may lead to an increased level of tax claims and audits being made against the Company resulting in an adverse effect on our financial condition.

Our status as a foreign corporation for U.S. federal tax purposes could be affected by a change in law.
We believe that, under current law, we are treated as a foreign corporation for U.S. federal tax purposes. However, changes in tax law, such as additional changes to the rules under IRC Section 7874 or the U.S. Treasury Regulations promulgated thereunder or other Internal Revenue Service ("IRS") guidance, could adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to us and our shareholders and affiliates. In addition, legislative proposals issued by the U.S. Department of the Treasury and Congress have aimed to expand the scope of U.S. corporate tax residence, and such proposals, if passed, could have an adverse effect on us. Although the proposals would generally apply to prospective transactions, no assurance can be given that such proposals will not be changed to apply retroactively.

Future changes to U.S. and foreign tax laws could adversely affect us.
The European Commission, U.S. Congress and Treasury Department, the Organization for Economic Co-operation and Development ("the OECD"), and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations, particularly payments made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.K., Ireland, E.U., Switzerland, Japan, U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.
Recent examples include the OECD's recommendations on base erosion and profit shifting, the European Commission's Anti-Tax Avoidance Directives (ATAD I and ATAD II), the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (Multilateral Instrument), the Biden administration's informal proposals to increase U.S. corporate income taxes, and changes in other E.U. jurisdiction tax laws to implement the recommendations of the OECD. These initiatives include recommendations and proposals that, if enacted in countries in which we and our affiliates do business, could adversely affect us and our affiliates.

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
Under current Irish legislation, a company is regarded as resident in Ireland for tax purposes if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Under current U.K. legislation, a company is regarded as resident in the U.K. for tax purposes if it is centrally managed and controlled in the U.K. Where a company is treated as tax resident under the domestic laws of both the U.K. and Ireland then the provisions of article 4(3) of the Double Taxation Convention between Ireland and the U.K. provide that such company shall be treated as resident only in the jurisdiction in which its place of effective management is situated. From May 21, 2015 until July 15, 2020, we have managed the affairs of Mallinckrodt plc so that it is effectively managed and controlled in the U.K. and therefore be treated as resident only in the U.K. for tax purposes, by operation of the Double Taxation Convention. However, we cannot provide assurance that Mallinckrodt plc will be treated as a resident only in the U.K. for tax purposes during this period. As of July 15, 2020 the activities of the Company’s principal executive offices were relocated from the U.K. to Ireland, which resulted in a change in the Company’s tax residence to Ireland. It is possible that in the future, whether as a result of a change in law or a change in the practice or conduct of the affairs of any relevant tax authority, Mallinckrodt plc could become, or be regarded as having become resident in a jurisdiction other than Ireland. If Mallinckrodt plc were considered to be a tax resident of a jurisdiction other than Ireland, in addition to any Irish consequences, it could become liable for corporate tax in that jurisdiction and any dividends paid by it could be subject to dividend withholding tax in that jurisdiction.

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
As an Irish company, we are governed by the Irish Companies Act 2014, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

Irish law imposes restrictions on certain aspects of capital management.
Irish law allows our shareholders to pre-authorize shares to be issued by our Board of Directors without further shareholder approval for up to a maximum of five years. Our current authorization approved by shareholders at our 2020 Annual General Meeting is due to expire on the earlier of our 2021 Annual General Meeting or August 15, 2021 unless renewed by shareholders for a further period. While the proposals for our 2021 Annual General Meeting remain subject to review, we anticipate seeking the renewal of this authority either at our 2021 Annual General Meeting or subsequently, but we cannot guarantee that such renewal will always be sought or approved. Additionally, subject to specified exceptions, including as opt-out approved by a shareholder vote, Irish law grants statutory pre-emptive rights to existing shareholders to subscribe for new issuances of shares for cash. An opt-out was approved by shareholders at our 2020 Annual General Meeting and is due to expire on the earlier of our 2021 Annual General Meeting or August 15, 2021, unless renewed for a further period. While the proposals for our 2021 Annual General Meeting remain subject to review, we anticipate seeking the renewal of this opt-out at our 2021 Annual General Meeting or subsequently, but we cannot guarantee that such renewal of the opt-out from pre-emptive rights will always be sought or approved. We cannot provide assurance that these Irish legal restrictions will not interfere with our capital management.

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

The Plan contemplates the cancellation of our ordinary shares without any value being delivered to shareholders. Any trading in our ordinary shares during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our ordinary shares.
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
Our principal executive offices and Specialty Brands global external manufacturing operations are located in Dublin, Ireland. In addition, we have other locations in the U.S., most notably our corporate shared services facility in Hazelwood, Missouri, our Specialty Brands commercial headquarters in Hampton, New Jersey and our Specialty Generics headquarters and technical development center in Webster Groves, Missouri. As of December 25, 2020, we owned a total of ten facilities in the U.S., Ireland and Japan. Our owned facilities consist of approximately 2.1 million square feet, and our leased facilities consist of approximately 0.7 million square feet. We have 11 manufacturing sites: one in Ireland; two in Japan; and eight in the U.S. We believe all of these facilities are well-maintained and suitable for the operations conducted in them.

Item 3.	Legal Proceedings.

We are subject to various legal proceedings and claims, including government investigations, environmental matters, product liability matters, patent infringement claims, employment disputes, contractual disputes and other commercial disputes. Although it is not feasible to predict the outcome of these matters, we believe, unless otherwise indicated, given the information currently available, that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations and cash flows.
Notwithstanding the foregoing, any litigation pending against us and any claims that could be asserted against us that arose prior to October 12, 2020 (the "Petition Date") (subject to certain exceptions) are automatically stayed as a result of the commencement of the Chapter 11 Cases pursuant to the Bankruptcy Code, subject to certain statutory exceptions.
For further information, refer to Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated by reference into this Part I, Item 3.

Item 4.	Mine Safety Disclosures.
 Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Prior to our filing for Chapter 11, our ordinary shares were traded on the NYSE under the ticker symbol "MNK." On October 13, 2020, the NYSE filed a Form 25 with the SEC to delist the ordinary shares, $0.20 par value, of the registrant from the NYSE. The delisting became effective October 26, 2020. The deregistration of the ordinary shares under Section 12(b) of the Exchange Act became effective on January 11, 2021, at which point the ordinary shares were deemed registered under Section 12(g) of the Exchange Act. The registrant’s ordinary shares began trading on the OTC Pink Marketplace on October 13, 2020 under the symbol "MNKKQ."
There were approximately 2,282 shareholders of record of our ordinary shares as of March 5, 2021.

Dividends and Issuer Purchase of Equity Securities
Under Irish law, we can only pay dividends and repurchase shares out of distributable reserves. We did not declare or pay any dividends and we do not currently intend to pay dividends in the foreseeable future.
During the quarter ended December 25, 2020, we repurchased 125 of our ordinary shares for the satisfaction of tax withholding obligations in connection with the vesting of restricted stock issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs (in millions)
September 26, 2020 to October 23, 2020	—	$—	—	$564.2
October 24, 2020 to November 27, 2020	38	0.14	—	564.2
November 28, 2020 to December 25, 2020	87	0.19	—	564.2
September 26, 2020 to December 25, 2020	125	0.18

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
The following graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested on September 26, 2014 in each of (a) Mallinckrodt ordinary shares, (b) the Russell 1000 index and (c) the NYSE Pharmaceutical Index. This graph covers the period from September 26, 2014 through December 25, 2020. Refer to Item 6. Selected Financial Data regarding the change in the Company's fiscal year end.

Comparison of Cumulative Total Return
Among Mallinckrodt plc, the Russell 1000 Index and NYSE Pharmaceutical Index
The share price performance included in this graph is not necessarily indicative of future share price performance.

Item 6.	Selected Financial Data.
The consolidated statements of operations data for fiscal 2020, 2019 and 2018, and the consolidated balance sheet data as of December 25, 2020 and December 27, 2019 were derived from our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations for fiscal 2017 and 2016 and the three months ended December 30, 2016, and the consolidated balance sheet data as of December 28, 2018, December 29, 2017, December 30, 2016 and September 30, 2016 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.
This selected financial information should be read in conjunction with our consolidated financial statements and accompanying notes and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(in millions, except per share data)	Fiscal Year Ended (1)					Three Months Ended (2)
	December 25, 2020	December 27, 2019	December 28, 2018	December 29, 2017	September 30, 2016	December 30, 2016

Consolidated Statement of Operations Data:
Net sales (3)	$2,213.4	$3,162.5	$3,215.6	$3,221.6	$3,380.8	$829.9
Gross profit	669.4	1,421.4	1,471.2	1,657.5	1,857.6	446.7
Research and development expenses	290.8	349.4	361.1	276.9	261.2	66.1
Operating (loss) income (4)	(651.6)	(1,822.2)	(3,720.9)	492.9	633.1	(158.6)
(Loss) income from continuing operations before income taxes	(960.8)	(1,591.5)	(4,052.0)	61.6	233.4	(298.5)
(Loss) income from continuing operations	(969.7)	(1,007.2)	(3,621.9)	1,771.2	489.0	(176.8)

Share Data:
Basic (loss) income from continuing operations per share	$(11.48)	$(12.00)	$(43.12)	$18.13	$4.42	$(1.67)
Diluted (loss) income from continuing operations per share	(11.48)	(12.00)	(43.12)	18.09	4.39	(1.67)
Cash dividends per ordinary share	—	—	—	—	—	—

Consolidated Balance Sheet Data:
Total assets	$9,715.4	$10,338.9	$10,877.3	$15,280.9	$15,498.7	$15,206.3
Total debt (5)	5,248.6	5,374.8	6,091.6	6,734.6	6,045.0	6,152.0
Shareholders' equity	1,019.2	1,940.7	2,887.3	6,522.0	5,270.7	4,984.3
(1)We report our results based on a "52-53 week" year ending on the last Friday of December. Fiscal 2016 included 53 weeks. All other fiscal years presented include 52 weeks.
(2)On May 17, 2016, the Board of Directors of the Company approved a change in the Company's fiscal year end to the last Friday in December from the last Friday in September. The change in fiscal year became effective for the Company's 2017 fiscal year, which began on December 31, 2016 and ended on December 29, 2017. As a result of the change in fiscal year, the Company filed a Transition Report on Form 10-Q on February 7, 2017, covering the period from October 1, 2016 through December 30, 2016 ("the three months ended December 30, 2016"). Fiscal 2016 covers the period from September 26, 2015 through September 30, 2016.
(3)Fiscal 2020 includes a retrospective one-time charge of $536.0 million related to the Medicaid lawsuit. For further information, refer to Note 20 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(4)Fiscal 2020 includes a charge of $641.1 million related to the Medicaid lawsuit. Fiscal 2019 includes the opioid-related litigation settlement charge of $1,643.4 million. Fiscal 2018 includes non-restructuring impairment charges of $3,893.1 million for goodwill and an in-process research and development ("IPR&D") asset. For further information, refer to Notes 14 and 20 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(5)As of December 25, 2020. $1,660.7 million of the Company's debt is recorded within liabilities subject to compromise on the consolidated balance sheet.

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
•Specialty Generics includes niche specialty generic drugs and API(s).
For further information on our business and products, refer to Item 1. Business included within this Annual Report on Form 10-K.

Significant Events
Voluntary Filing Under Chapter 11 and Going Concern
Chapter 11 Proceedings
On the Petition Date, we voluntarily initiated the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court to modify our capital structure, including restructuring portions of our debt, and resolve otherwise unmanageable potential legal liabilities. We are continuing to operate our business as debtors-in-possession and supply customers and patients with products as normal.
To assure ordinary course operations, we received Bankruptcy Court approval of our customary motions filed on the Petition Date ("First Day Motions") on an interim basis seeking court authorization to continue to support our business operations during the Chapter 11 Cases, including the continued payment of employee wages and benefits without interruption, payment of critical and foreign vendors, continuation of customer programs, continuation of use of existing cash management programs and allowance of certain financing payments under a cash collateral order. The First Day Motions were subsequently approved by the Bankruptcy Court on a final basis at hearings.
We intend to use the Chapter 11 process to provide a fair, orderly, efficient and legally binding mechanism to implement a RSA pursuant to which, among other things, the parties thereto have agreed to support:
•a financial restructuring that would, among other things, reduce our total debt by approximately $1,300.0 million, improving our financial position and better positioning us for long-term growth;
•the Amended Proposed Opioid-Related Litigation Settlement; and
•the Proposed Acthar Gel-Related Settlement.
Taken together, these actions are intended to enable us to move forward with our vision to become an innovation-driven biopharmaceutical company meeting the needs of underserved patients with severe and critical conditions.
For further information on the Chapter 11 Cases, refer to Notes 2 and 20 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Reorganization items, net
Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of professional fees and adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court. During fiscal 2020, reorganization items, net from the Petition Date through December 25, 2020 were $61.4 million.

Chapter 11 Financing
In accordance with the terms of the RSA, we obtained the entry in the Chapter 11 Cases of an order of the Bankruptcy Court (in a form agreed with, among others, the agent under the senior secured credit facilities, lenders under the senior secured revolving credit facility and the senior secured term loans and holders of the first lien senior notes and the second lien senior notes) permitting the use of cash collateral to finance the Chapter 11 Cases.
Such order requires that we make cash adequate protection payments on the senior secured revolving credit facility and the senior secured term loans for, among other things, unpaid pre-petition and post-petition fees, unpaid pre-petition interest (at the specified contract rate), and post-petition interest (at a rate equal to (1) the adjusted LIBOR, plus (2) the contract-specified applicable margin and plus (3) an incremental 200 basis points), quarterly amortization payments on the senior secured term loans and reimbursement of certain costs. Such order further requires that we make cash adequate protection payments on the first lien senior notes and the second lien senior notes for, among other things, unpaid pre-petition and post-petition interest (at the specified non-default interest rate) and reimbursement of certain costs.
With respect to the incremental 200 basis points paid on the senior secured revolving credit facility and the senior secured term loans, noted above, we incurred $11.7 million of expense, of which $7.8 million was paid, during the three months ended December 25, 2020, which has provisionally been classified as interest expense in the consolidated statement of operations. The cash collateral order, however reserves all parties rights to seek recharacterization or reallocation to principal of such payments and we expect the incremental expense affiliated with these debt instruments to be reclassified as a reduction in principal in connection with the confirmation of a plan of reorganization by the Bankruptcy Court.
Going Concern
The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. As a result, we have concluded that management’s plans at this stage do not alleviate substantial doubt about our ability to continue as a going concern.

Medicaid Lawsuit
In May 2019, CMS issued a final decision directing the Company to revert to the original base date AMP used to calculate Medicaid drug rebates for Acthar Gel despite CMS having given the previous owner of the product, Questcor, written authorization in 2012 to reset the base date AMP. Upon receipt of CMS’s final decision, we filed suit in D.C. District Court against HHS and CMS under the Administrative Procedure Act seeking to have the decision declared unlawful and set aside. In March 2020, we received an adverse decision from the D.C. District Court. We immediately sought reconsideration by the D.C. District Court, which was denied. We then appealed to the D.C. Circuit. In June 2020, while our appeal remained pending, we were required to revert to the original base date AMP for Acthar in the government’s price reporting system.
During fiscal 2020, we incurred a retrospective one-time charge of $641.1 million related to the Acthar Gel Medicaid Retrospective Rebate, of which $536.0 million and $105.1 million have been reflected as a component of net sales and operating expenses, respectively, in the consolidated statement of operations. The $105.1 million reflected as a component of operating expenses represents a pre-acquisition contingency related to the portion of the Acthar Gel Medicaid Retrospective Rebate that arose from sales of Acthar Gel prior to our acquisition of Questcor in August 2014. Fiscal 2020 includes the prospective change to the Medicaid rebate calculation beginning in June 2020, which impacted Acthar Gel net sales by $40.4 million.
The D.C. Circuit heard argument on the merits of our appeal in September 2020, prior to our filing of the Chapter 11 Cases on October 12, 2020. At the joint request of the parties, the D.C. Circuit has agreed to hold the case in abeyance pending completion of the Proposed Acthar Gel-Related Settlement discussed above, which was conditioned upon the Company entering the Chapter 11 restructuring process. Pursuant to the Proposed Acthar Gel-Related Settlement, we have agreed to pay $260.0 million over seven years and to reset Acthar Gel’s Medicaid rebate calculation as of July 1, 2020, such that state Medicaid programs will receive 100% rebates on Acthar Gel Medicaid sales, based on current Acthar Gel pricing. Additionally, upon execution of the Proposed Acthar Gel-Related Settlement, we will dismiss our D.C. Circuit appeal. We expect that the Proposed Acthar Gel-Related Settlement will be completed over the next several months, subject to Bankruptcy Court approval.
This report contains certain financial measures, including net sales, gross profit, gross profit margin, SG&A expenses as a percentage of net sales and R&D expenses as a percentage of net sales, which exclude the one-time charge related to the Medicaid lawsuit that is included as a component of net sales.
We have provided these measures because they are used by management to evaluate our operating performance. In addition, we believe that they will be used by certain investors to measure Mallinckrodt's operating results. Management believes that presenting these measures provides useful information about our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These measures should be considered supplemental to and not a substitute for financial information prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP").

Because these measures exclude the effect of items that will increase or decrease our reported results of operations, management strongly encourages investors to review our consolidated financial statements and this report in its entirety. A reconciliation of certain of these financial measures to the most directly comparable GAAP financial measures is included herein.

Opioid-Related Matters
As a result of the greater awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers by state and federal agencies. We, along with other opioid manufacturers, have been the subject of federal and state government investigations and enforcement actions, focused on the misuse and abuse of opioid medications in the U.S. Similar investigations may be initiated in the future. During fiscal 2020, 2019 and 2018, we incurred $55.7 million, $56.2 million and $38.8 million in opioid defense costs, respectively, which are included in SG&A expenses. As of the Petition Date, opioid defense costs directly related to the Chapter 11 proceedings are being classified on a go-forward basis as reorganization items, net. As a result, we expect a significant reduction in opioid defense costs classified within SG&A expenses during the pendency of the Chapter 11 proceedings.
Opioid-Related Litigation Settlement
On February 25, 2020, the Company announced that it had reached an agreement in principle with a court-appointed plaintiffs' executive committee representing the interest of thousands of plaintiffs in the multi-district litigation ("MDL") and supported by a broad-based group of 48 state and U.S. Territory Attorneys General on the terms of a global settlement that would resolve all opioid-related claims against the Company and its subsidiaries (the "Opioid-Related Litigation Settlement"). The Opioid-Related Litigation Settlement contemplated the filing of voluntary petitions under Chapter 11 by the Specialty Generics Subsidiaries and the establishment of the Opioid Claimant Trust. Furthermore, under the terms of the Opioid-Related Litigation Settlement, subject to court approval and other conditions, it was contemplated that, the Company would (i) make cash payments of $1,600.0 million in structured payments over eight years, beginning upon the Specialty Generics Subsidiaries’ emergence from the completed Chapter 11 case, the substantial majority of which would be expected to be contributed to the Opioid Claimant Trust and (ii) issue warrants with an eight year term to the Opioid Claimant Trust exercisable at a strike price of $3.15 per share to purchase the Company’s ordinary shares that would represent approximately 19.99% of the Company's fully diluted outstanding shares, including after giving effect to the exercise of the warrants (the “Settlement Warrants”).
Amended Proposed Opioid-Related Litigation Settlement
In conjunction with our Chapter 11 filing on October 12, 2020, the Company entered into a RSA which includes the Amended Proposed Opioid-Related Litigation Settlement that supersedes the Opioid-Related Litigation Settlement. The RSA provides that upon the Company's emergence from Chapter 11 process, subject to court approval and other conditions:
•Opioid claims would be channeled to one or more trusts, which would receive $1,600.0 million in structured payments consisting of (i) a $450.0 million payment upon the Company's emergence from Chapter 11; (ii) a $200.0 million payment upon each of the first and second anniversaries of emergence; and (iii) a $150.0 million payment upon each of the third through seventh anniversaries of emergence with a one-year prepayment option at a discount for all but the first payment.
•Opioid claimants would also receive warrants for approximately 19.99% of the reorganized Company’s new outstanding shares, after giving effect to the exercise of the warrants, but subject to dilution from equity reserved under the management incentive plan, exercisable at any time on or prior to the seventh anniversary of the Company's emergence, at a strike price reflecting an aggregate equity value for the reorganized Debtors of $1,551.0 million (the "New Opioid Warrants").
•Upon commencing the Chapter 11 filing, the Company will comply with an agreed-upon operating injunction with respect to the operation of its opioid business.
During fiscal 2019, we recorded a charge of $1,643.4 million attributed to the anticipated structured cash payments and Settlement Warrants that were previously intended to be issued upon effectiveness of the superseded Opioid-Related Litigation Settlement. At this time, we cannot reasonably estimate the equity value at emergence. As such, no value has been ascribed to the warrants as of December 25, 2020, resulting in a non-cash gain recorded of $43.4 million during fiscal 2020. For further information on the terms of this proposed resolution and valuation of the warrants as of December 25, 2020, refer to Notes 20 and 21, respectively, of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Separation
In fiscal 2016, the Board of Directors began to explore a range of strategic alternatives for our Specialty Generics business. Consistent with that strategy, in December 2018, we announced our plans to spin off to our shareholders a new independent public company that would hold the Specialty Generics business. In August 2019, based on market conditions and developments, including increasing uncertainties created by the opioid litigation, we announced the suspension of our previously announced plans to spin off the Specialty Generics business. On October 12, 2020, we voluntarily initiated Chapter 11 proceedings. Separating the Specialty Generics and Specialty Brands businesses remains one of our goals. We will continue to evaluate strategic options for the Specialty Generics business at an appropriate time and when market conditions are favorable.
During fiscal 2020, 2019 and 2018, we incurred $93.4 million, $63.9 million and $6.0 million in separation costs, respectively. These costs, which are included in SG&A expenses, primarily relate to professional fees, costs incurred in preparation for the Chapter 11 proceedings as we work to resolve opioid and other legal uncertainties, incremental costs incurred to build out the corporate infrastructure of the previously planned spin-off of the Specialty Generics business as well as rebranding initiatives associated with the Specialty Brands ongoing transformation. As of the Petition Date, professional fees directly related to the Chapter 11 proceedings that were previously reflected as separation costs are being classified on a go-forward basis as reorganization items, net. As a result, we expect a significant reduction in separation costs classified within SG&A expenses during the pendency of the Chapter 11 proceedings.

Tax Matters
In August 2020, a settlement was reached with the IRS related to the audit of Mallinckrodt Hospital Products Inc.’s ("MHP") (formerly known as Cadence Pharmaceuticals, Inc. ("Cadence")) tax year ended September 26, 2014. Cadence was acquired as a U.S. subsidiary in March 2014. Following the acquisition of Cadence, we transferred certain rights and risks in the Ofirmev intellectual property ("Transferred IP") to one of our wholly owned non-U.S. subsidiaries. The transfer occurred at a price determined in conjunction with external advisors, in accordance with applicable Treasury Regulations and with reference to the $1,329.0 million taxable consideration we paid to the shareholders of Cadence. The IRS asserted the transfer price of the Transferred IP was understated. The settlement increased the transfer price of the Transferred IP, resulting in an increase to taxable income of $356.5 million and underpayment interest of $11.8 million. The increase to taxable income was satisfied through a noncash offset against our U.S. Federal NOLs and interest expense for the tax year ended September 25, 2020, while the underpayment interest was satisfied through a cash payment of $11.8 million. We were adequately reserved for this item; therefore there were no impacts to the consolidated statement of operations for fiscal 2020.
On July 15, 2020, the activities of our principal executive offices were relocated from the U.K. to Ireland, which resulted in a change in our tax residence to Ireland. Mallinckrodt plc has always been and remains incorporated in Ireland. Relocation of Mallinckrodt plc’s tax residence to Ireland allows us to mitigate the potential impacts of the U.K.’s departure from the European Union and align with our commercial activity in Ireland. We continue to be subject to taxation in various tax jurisdictions worldwide. Accordingly, in fiscal 2020 we will report the Irish tax jurisdiction as our Domestic jurisdiction using an Irish statutory tax rate of 12.5% versus the U.K. statutory rate of 19.0%, and the International jurisdiction will represent areas outside the Irish tax jurisdiction. There is no material financial impact to this change.

Ofirmev
During the three months ended June 26, 2020, due to decreased demand as a result of the deprioritization of non-critical medical treatment in the face of the COVID-19 pandemic, along with increased generic competition anticipated in the marketplace after the product's loss of exclusivity in December 2020, we identified a triggering event with respect to the Ofirmev intangible asset within the Specialty Brands segment and assessed the recoverability of the definite-lived asset. Additionally, we evaluated whether these events warranted a revision to the remaining period of amortization that previously extended to March 2022. As a result of this analysis, we revised the useful life to end December 25, 2020, commensurate with the final period of market exclusivity. After this change in estimate of the asset's useful life, we determined that the undiscounted cash flows related to the Ofirmev intangible asset were less than its net book value, which required us to record an impairment charge of $63.5 million for the difference between the fair value of the Ofirmev intangible asset and its net book value. The intangible asset was fully amortized as of December 25, 2020. We anticipate that the product sales for Ofirmev will decrease significantly from current levels following the loss of exclusivity and the entrance of generic competition.

Terlipressin
During September 2020, the FDA issued a CRL regarding our NDA seeking approval for the investigational agent terlipressin to treat adults with HRS-1. The CRL stated that, based on the available data, the agency cannot approve the terlipressin NDA in its current form and requires more information to support a positive risk-benefit profile for terlipressin for patients with HRS-1.
In response to receipt of the CRL, we had an End of Review Meeting on October 26, 2020 and a Type A Meeting on January 29, 2021 with the FDA where both parties engaged in constructive dialogue in an effort to clarify a viable path to approval and we expect to have clarity on this path in fiscal 2021. As we continue to engage with the FDA over the coming months, we will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated IPR&D asset of $81.0 million included within intangible assets, net on the consolidated balance sheets as of December 25, 2020 and December 27, 2019.

Amitiza
Prior to our acquisition of this product in February 2018, the prior owner had entered into an agreement with Par in connection with the settlement of patent litigation in the U.S. related to Amitiza. Under this agreement, Par was granted a non-exclusive license and right to market a competing generic version of lubiprostone 8 mcg and 24 mcg soft gelatin capsules in the U.S. for the indications approved for Amitiza beginning in fiscal 2021. While a competitive entrant has entered the market, we do not anticipate a material impact to Amitiza net sales in fiscal 2021 as Par will pay a double-digit royalty to us based on a percentage of the gross profits of the licensed products sold during the term of the agreement. The agreement continues until each of our related patents has expired; provided that the percentage of gross profits shall be reduced to zero if two or more generics or authorized generics are commercially marketing a generic product in addition to Par.

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
We are supporting the fight against COVID-19 in a number of ways, including by partnering with Novoteris, LLC and Massachusetts General Hospital to study inhaled nitric oxide for use as a therapeutic option for COVID-19 patients; giving medically trained employees paid time off to volunteer to treat or care for COVID-19 patients; providing funding and therapies to hospitals to conduct treatment-related research; adapting certain of our manufacturing facilities to produce hand sanitizers for designated counties, state health departments and emergency operation distribution centers located in states where we have operations; donating excess PPE and other resources to healthcare providers, first responders, and medical facilities; and partnering with advocacy groups to help mitigate the impact of the pandemic on patients.
We expect the coming months to continue to be challenging due to the impact of COVID-19, as some of our products are sensitive to reduced numbers of surgical procedures and doctor visits. Our business performance was significantly impacted by COVID-19 during fiscal 2020. The ultimate business impact going forward will largely be determined by the ongoing return to work guidance issued by international, national, and local governments and health officials and organizations. We are monitoring the demand for our products, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on a product, such as Acthar Gel, due to the limited ability of our sales representatives to meet with physicians and patients to visit their doctors and pharmacists to receive prescriptions for certain of our products. In regards to Acthar Gel, we continue to see a reduction in new patients, which may impact results in fiscal 2021. We also experienced and may continue to experience reduced demand for Therakos due to immunosuppressed patients who have been instructed to stay-at-home during the COVID-19 pandemic. Furthermore, while we are supporting the continuation of ongoing patients in our clinical trials, as much as possible, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials.
Given the rapid and evolving nature of the COVID-19 virus, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part I, Item 1A. Risk Factors included within this report.

Specialty Brands
Net sales of Acthar Gel for fiscal 2020 decreased $184.8 million, or 19.4%, to $767.9 million driven primarily by the marketplace impact of the COVID-19 pandemic and continued payer scrutiny on overall specialty pharmaceutical spending. The prospective change to the Medicaid rebate calculation also served to reduce Acthar Gel net sales by $40.4 million during fiscal 2020. In addition, net sales of Ofirmev decreased $107.5 million or 28.0%, to $276.5 million primarily driven by the overall reduction in elective surgeries due to public health orders implemented as part of the COVID-19 pandemic, as well as the product's loss of exclusivity in December 2020.
Research and Development
We devote significant resources to R&D of products and proprietary drug technologies. During fiscal 2020, we incurred R&D expenses of $290.8 million. We expect to continue to pursue targeted investments in R&D activities, both for existing products and the development of new portfolio assets. We intend to focus our R&D investments in the specialty pharmaceuticals areas, specifically investments to support our Specialty Brands business, where we believe there is the greatest opportunity for growth and profitability.
We have completed the Phase 3 clinical studies for two of our development programs, terlipressin for the treatment of HRS-1 and StrataGraft for the treatment of deep partial-thickness burns, both of which had positive top line results.
•Terlipressin. In March 2020, we submitted the NDA filing to the FDA for terlipressin and in April 2020 the FDA accepted the NDA for review. In June 2020, the Company paid $5.0 million to acquire product rights for terlipressin in Japan. Upon FDA approval, we would be responsible for a one-time milestone payment related to terlipressin of $12.5 million in relation to product rights in the U.S., in addition to a $5.0 million one-time milestone payment in relation to product rights in Japan. For further information on the development of this asset and receipt of the CRL during September 2020, refer to "Significant Events" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
•StrataGraft. In April 2020, we initiated a rolling submission of a BLA filing to the FDA for StrataGraft, a regenerative skin tissue therapy for the treatment of adult patients with deep partial-thickness thermal burns, and we completed the submission in June 2020. In July 2020, the FDA accepted our submission which triggered a $20.0 million payment to the prior shareholders of Stratatech. We are responsible for another $20.0 million payment upon approval by the FDA. The FDA accepted the BLA for review in August 2020, and granted the application priority review and assigned a PDUFA target date in early 2021. Subsequently, the FDA deferred action on the BLA due to COVID-19-related travel restrictions, which are delaying a required manufacturing site inspection. We plan to work closely with the FDA to complete the review and schedule the site inspection.

Specialty Generics
Net sales from the Specialty Generics segment were $689.8 million for fiscal 2020 compared to $738.7 million for fiscal 2019. This decrease in net sales was driven primarily by a change in product mix due to market shifts as a result of COVID-19.

Results of Operations
Fiscal Year Ended December 25, 2020 Compared with Fiscal Year Ended December 27, 2019
Net Sales
Net sales by geographic area are as follows (dollars in millions):

	Fiscal Year
	2020	2019	Percentage Change
U.S.	$2,465.5	$2,765.6	(10.9)%
Europe, Middle East and Africa	227.5	281.8	(19.3)
Other	56.4	115.1	(51.0)
Geographic area net sales	2,749.4	3,162.5	(13.1)
Medicaid lawsuit (Note 20)	(536.0)	—	*
Net sales	$2,213.4	$3,162.5	(30.0)%
*Not meaningful

Net sales in fiscal 2020 decreased $949.1 million, or 30.0%, to $2,213.4 million, compared with $3,162.5 million in fiscal 2019. This decrease was primarily driven by the retrospective one-time charge of $536.0 million reflected as a component of net sales related to the Medicaid lawsuit.
Net sales (excluding the one-time charge related to the Medicaid lawsuit) in fiscal 2020 decreased $413.1 million, or 13.1%, to $2,749.4 million, compared with $3,162.5 million in fiscal 2019. This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of Acthar Gel and Ofirmev, as previously discussed. In addition, Other Specialty Brands products included an additional $40.1 million of net sales in fiscal 2019 related to BioVectra, Inc. ("BioVectra") prior to the completion of the sale of this business in November 2019. For further information on changes in our net sales, refer to "Business Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating Loss
Gross profit. Gross profit for fiscal 2020 decreased $752.0 million, or 52.9%, to $669.4 million, compared with $1,421.4 million in fiscal 2019. This decrease was primarily driven by the retrospective one-time charge of $536.0 million reflected as a component of net sales related to the Medicaid lawsuit.
Gross profit (excluding the one-time charge related to the Medicaid lawsuit) in fiscal 2020 decreased $216.0 million, or 15.2%, to $1,205.4 million, compared with $1,421.4 million in fiscal 2019. Gross profit margin was 43.8% for fiscal 2020, compared with 44.9% in fiscal 2019. The decrease in gross profit and gross profit margin was primarily attributable to the $413.1 million decrease in net sales, as discussed above, as well as the change in product mix driven by the decrease in Acthar Gel net sales. This decrease was partially offset by decreases in amortization in fiscal 2020 as compared to fiscal 2019. Fiscal 2019 had additional amortization related to the Ofirmev intangible asset resulting from a change in amortization method on day 1 of fiscal 2019, and amortization of the inventory fair value adjustment related to Amitiza, which was fully amortized during the first quarter of 2019.
Selling, general and administrative expenses. SG&A expenses for fiscal 2020 were $884.1 million, compared with $831.0 million for fiscal 2019, an increase of $53.1 million, or 6.4%. This increase is attributable to a $9.9 million increase in the fair value of our contingent consideration liabilities in fiscal 2020, compared to a $60.2 million decrease in fiscal 2019, a $29.4 million increase in separation costs, as well as an increase in employee compensation and benefits driven by certain changes made to the design of our long-term incentive compensation program in an effort to manage share usage and dilution and the approval of a key employee incentive program during fiscal 2020, both of which reflect the shorter-term nature of our new target opportunities. These increases were partially offset by decreases in legal expenses driven by a $28.2 million charge associated with the settlement of the MDL Track 1 Cases during fiscal 2019, decreased professional fees, and a decrease in travel expense due to temporary travel restrictions as a result of COVID-19. As a percentage of net sales, SG&A expenses were 39.9% for fiscal 2020. As a percentage of net sales, (excluding the one-time charge related to the Medicaid lawsuit, as previously discussed above), SG&A expenses were 32.2% and 26.3% in fiscal 2020 and 2019, respectively.
Research and development expenses. R&D expenses decreased $58.6 million, or 16.8%, to $290.8 million in fiscal 2020, compared with $349.4 million in fiscal 2019. This decrease was driven by the completion of certain development programs as well as a $20.0 million upfront payment made to Silence during fiscal 2019. The Company continues to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of our net sales, R&D expenses were 13.1% for fiscal 2020. As a percentage of net sales, (excluding the one-time charge related to the Medicaid lawsuit, as previously discussed above), R&D expenses were 10.6% and 11.0% in fiscal 2020 and 2019, respectively.
Restructuring and related charges, net. During fiscal 2020, we recognized $49.8 million of restructuring and related charges, net, of which $12.3 million related to accelerated depreciation and was included in SG&A. The accelerated depreciation and remaining $37.5 million primarily related to the exiting of our Bedminster, New Jersey facility as we move our Specialty Brands commercial headquarters from Bedminster to Hampton, New Jersey, as well as employee severance and benefits. During fiscal 2019, we recognized a benefit of $1.7 million, of restructuring and related charges, net, primarily related to the settlement of the contract termination costs related to the production of Raplixa resulting in a $14.1 million reversal of the associated restructuring reserve that was previously established in fiscal 2018. This was partially offset by restructuring charges related to employee severance and benefits.
Non-restructuring impairment charges. Non-restructuring impairment charges were $63.5 million for fiscal 2020 resulting from the partial impairment related to our Ofirmev product intangible asset, as previously discussed. Non-restructuring impairment charges were $388.0 million for fiscal 2019 primarily related to a $274.5 million full impairment related to our VTS-270 intangible asset and a $113.5 million full impairment related to our stannsoporfin intangible asset.
(Gains) losses on divestiture. During fiscal 2020 we recorded gains on divestiture of $16.6 million, related to the achievement of milestones affiliated with the sale of a portion of our Hemostasis business in fiscal 2018 to Baxter International, Inc. ("Baxter"). During fiscal 2019, we completed the sale of BioVectra for a loss of $33.5 million.
Opioid-related litigation settlement (gain) loss. During fiscal 2020, we recorded a gain of $43.4 million due to the decrease in the fair value of the New Opioid Warrants, which were determined to have no value as of December 25, 2020 given we cannot reasonably estimate the equity value at emergence. During fiscal 2019, we recorded a charge of $1,643.4 million attributed to the anticipated structured cash payments and the Settlement Warrants that were to be issued upon effectiveness of the superseded Opioid-Related Litigation Settlement.
Medicaid lawsuit. During fiscal 2020, we incurred a retrospective one-time charge of $105.1 million, which represents a pre-acquisition contingency related to the portion of the Acthar Gel Medicaid Retrospective Rebate that arose from sales of Acthar Gel prior to our acquisition of Questcor in August 2014.
Non-Operating Items
Interest expense and interest income. During fiscal 2020 and fiscal 2019, net interest expense was $255.2 million and $299.5 million, respectively. This $44.3 million decrease was attributable to a lower average outstanding debt balance during fiscal 2020, partially offset by $11.7 million of expense related to adequate protection payments which have provisionally been classified as interest expense. This yielded a decrease in interest expense of $39.2 million. Additionally, fiscal 2020 and fiscal 2019 included the recognition of a $19.2 million and $8.6 million benefit to interest expense, respectively, due to a lapse of certain statute of limitations. For further information, refer to Note 20 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Interest income decreased to $5.9 million during fiscal 2020, compared to $9.5 million during fiscal 2019, primarily driven by lower interest rates during fiscal 2020, partially offset by interest earned on our preferred equity certificates that were received as contingent consideration related to the sale of the Nuclear Imaging business.
Gains on debt extinguishment, net. During fiscal 2019, we recorded gains on debt extinguishment, net, of $466.6 million, primarily related to a private exchange of our senior unsecured notes resulting in a gain of $377.4 million, net of the write-off of associated deferred financing fees of $4.9 million. For further information, refer to Note 15 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Fiscal 2019 also included a gain of $98.6 million on debt repurchases that aggregated to a total principal amount of $492.1 million, partially offset by the write-off of associated deferred financing fees of $9.4 million.
Other income, net. During fiscal 2020 and 2019, we recorded other income, net, of $7.4 million and $63.6 million, respectively. This decrease was primarily driven by a $39.0 million decrease in royalty income, as well as a $16.4 million decrease in the unrealized gain on investment related to our equity investment in Silence. The remaining income in both periods represented non-service pension expense and other items, including gains and losses on intercompany financing, foreign currency transactions and related hedging instruments.
Reorganization items, net. During fiscal 2020, we recorded $61.4 million of reorganization items, net in conjunction with our Chapter 11 proceedings. These charges included $51.1 million of advisor and legal fees directly related to the Chapter 11 Cases and $10.2 million of deferred financing fee write-offs related to the unsecured notes in order to reflect the carrying value of the unsecured notes within liabilities subject to compromise on the consolidated balance sheet as of December 25, 2020 at their estimated allowed claim amounts.
Expense (benefit) from income taxes. During fiscal 2020, we recognized an income tax expense of $8.9 million on a loss from continuing operations before income taxes of $960.8 million. The fiscal 2020 income tax expense was comprised of $375.3 million of current tax benefit and $384.2 million of deferred tax expense. The current tax benefit was primarily the result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and unrecognized tax benefits, partially offset by the fiscal 2020 reorganization of our intercompany financing and associated asset and legal entity ownership. The deferred tax expense was predominantly related to the valuation allowance recorded against our net deferred tax assets, and the fiscal 2020 reorganization of our intercompany financing and associated asset and legal entity ownership. During fiscal 2019, we recognized an income tax benefit of $584.3 million on a loss from continuing operations before income taxes of $1,591.5 million. The fiscal 2019 income tax benefit was comprised of $21.8 million of current tax expense and $606.1 million of deferred tax benefit, which was predominantly related to previously acquired intangibles, the opioid-related litigation settlement charge, the generation of tax loss and credit carryforwards net of valuation allowances, the non-restructuring impairment charge, as well as the reorganization of our intercompany financing and associated legal entity ownership, which eliminated the interest-bearing deferred tax obligation.
Our effective tax rate was negative 0.9% and 36.7% for fiscal 2020 and 2019, respectively. Our effective tax rate for fiscal 2020 was most significantly impacted by the recognition of a $618.2 million tax expense associated with valuation allowances and an $82.0 million tax expense associated with the reorganization of our intercompany financing and associated asset and legal entity ownership, offset with a $281.5 million tax benefit associated with the CARES Act and $11.9 million of tax benefit associated with accrued income tax liabilities and uncertain tax positions. Additional impacts to the effective tax rate include receiving $11.8 million of tax benefit associated with $93.4 million of separation costs, $5.4 million of tax benefit associated with $61.4 million of reorganization items, $0.5 million of tax benefit associated with $25.3 million of share-based compensation, and no tax expense associated with $43.4 million of gain due to the decrease in the fair value of the New Opioid Warrants. All of these additional impacts are offset with the above referenced valuation allowance thus resulting in no net impact on tax expense or benefit. Our effective tax rate for fiscal 2019 was most significantly impacted by the recognition of $212.8 million tax benefit associated with the reorganization of our intercompany financing and associated legal entity ownership. Further impacts include receiving $211.9 million of tax benefit associated with the $1,643.4 million opioid-related litigation settlement charge, $71.9 million of tax benefit associated with $386.3 million of restructuring costs and non-restructuring impairment charges, $18.7 million of tax benefit associated with accrued income tax liabilities and uncertain tax positions, $13.5 million of tax benefit primarily associated with U.S. tax credits, $11.4 million of tax benefit associated with separation costs of $63.9 million, $10.2 million of tax expense associated with a gain on debt extinguishment of $466.6 million, $8.0 million of tax benefit associated with a legal settlement charge of $28.2 million, $7.6 million of tax expense associated with the $60.2 million of income from the decrease in the fair value of contingent consideration liabilities and zero tax impact associated with a $33.5 million loss associated with the sale of BioVectra. Any remaining impacts were related to the impact of recent acquisitions.
Income from discontinued operations, net of income taxes. We recorded income of $25.1 million and $10.7 million on discontinued operations, net of income taxes, during fiscal 2020 and 2019, respectively. Fiscal 2020 included the recognition of a tax benefit related to a release of tax and interest on unrecognized tax benefits due to a lapse of certain statute of limitations related to the Nuclear Imaging business. The remaining income during fiscal 2020 and fiscal 2019 primarily related to the receipt of contingent consideration associated with the sale of the Nuclear Imaging business, partially offset by various post-sale adjustments associated with our previous divestitures.

Fiscal Year Ended December 27, 2019 Compared with Fiscal Year Ended December 28, 2018
Net Sales
Net sales by geographic area are as follows (dollars in millions):

	Fiscal Year
	2019	2018	Percentage Change
U.S.	$2,765.6	$2,834.5	(2.4)%
Europe, Middle East and Africa	281.8	256.8	9.7
Other	115.1	124.3	(7.4)
Net sales	$3,162.5	$3,215.6	(1.7)

Net sales in fiscal 2019 decreased $53.1 million, or 1.7%, to $3,162.5 million, compared with $3,215.6 million in fiscal 2018. This decrease was driven by our Specialty Brands segment primarily due to Acthar Gel, as the brand continued to face reimbursement challenges impacting new and returning patients while navigating continued payer scrutiny on overall specialty pharmaceutical spending. In addition, we experienced lower net sales in Other branded products primarily due to the sale of Recothrom during the first quarter of 2018, as well as a decrease in net sales from BioVectra largely driven by the sale of this business in November 2019. These decreases were partially offset by continued strength in Ofirmev, INOmax and Therakos and the increase in net sales related to Amitiza, which was acquired in the first quarter of 2018. In addition, we continued to experience increased net sales in the Specialty Generics segment due to share recapture in specialty generic products, partially offset by opioid market contraction. For further information on changes in our net sales, refer to "Business Segment Results" within this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating Loss
Gross profit. Gross profit for fiscal 2019 decreased $49.8 million, or 3.4%, to $1,421.4 million, compared with $1,471.2 million in fiscal 2018, due in part to the $53.1 million decrease in net sales, as discussed above. Gross profit margin was 44.9% for fiscal 2019, compared with 45.8% in fiscal 2018. The decrease in gross profit and gross profit margin was primarily attributable to a change in product mix driven by the decrease in Acthar Gel net sales and an additional $107.3 million of amortization for the Ofirmev intangible asset resulting from a change in amortization method on day 1 of fiscal 2019. The additional amortization was partially offset by a decrease in the amortization of the inventory fair value adjustment related to Amitiza, which was fully amortized during the first quarter of 2019.
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
Research and development expenses. R&D expenses decreased $11.7 million, or 3.2%, to $349.4 million in fiscal 2019, compared with $361.1 million in fiscal 2018. This decrease was driven by the completion of certain development programs, partially offset by the $20.0 million upfront payment made to Silence during fiscal 2019. R&D activities focused on performing clinical studies and publishing clinical and non-clinical experiences and generating evidence that support health economic activities and patient outcomes. As a percentage of our net sales, R&D expenses were 11.0% and 11.2% in fiscal 2019 and 2018, respectively.
Restructuring and related charges, net. During fiscal 2019, we recognized a net benefit of $1.7 million of restructuring and related charges, net. During fiscal 2019, we finalized the settlement of the contract termination costs related to the production of Raplixa resulting in a $14.1 million reversal of the associated restructuring reserve that was previously established in fiscal 2018. This was partially offset by restructuring charges related to employee severance and benefits. During fiscal 2018, we recorded $108.2 million of restructuring and related charges, net, of which $5.2 million related to accelerated depreciation and was included in cost of sales. The remaining $103.0 million primarily related to the estimated contract termination costs associated with the production of Raplixa, exiting certain facilities and employee severance and benefits.
Non-restructuring impairment charges. Non-restructuring impairment charges were $388.0 million for fiscal 2019 resulting from the $274.5 million full impairment related to our VTS-270 intangible asset and the $113.5 million full impairment related to our stannsoporfin intangible asset. Non-restructuring impairment charges were $3,893.1 million for fiscal 2018 primarily related to the $3,672.8 million full goodwill impairment and the $218.3 million full impairment related to our MNK-1411 intangible asset.
Losses on divestiture. During fiscal 2019, we completed the sale of BioVectra for a loss of $33.5 million. During fiscal 2018, we sold a portion of our Hemostasis business, inclusive of our PreveLeak and Recothrom products. As a result of this sale, we recorded a loss of $0.8 million.
Opioid-related litigation settlement (gain) loss. During fiscal 2019, we recorded a charge of $1,643.4 million attributed to the anticipated structured cash payments and the Settlement Warrants that were to be issued upon effectiveness of the superseded Opioid-Related Litigation Settlement.
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
Other income, net. During fiscal 2019 and 2018, we recorded other income, net, of $63.6 million and $22.4 million, respectively. The increase was primarily driven by a $23.5 million increase in royalty income. In addition, we recorded an unrealized gain on investment of $20.2 million related to our equity investment in Silence. The remaining amounts in both fiscal years represented non-service pension expense and other items, including gains and losses on intercompany financing, foreign currency transactions and related hedging instruments.
Expense (benefit) from income taxes. During fiscal 2019, we recognized an income tax benefit of $584.3 million on a loss from continuing operations before income taxes of $1,591.5 million. The fiscal 2019 income tax benefit was comprised of $21.8 million of current tax expense and $606.1 million of deferred tax benefit, which was predominantly related to previously acquired intangibles, the opioid-related litigation settlement charge, the generation of tax loss and credit carryforwards net of valuation allowances, the non-restructuring impairment charge, as well as the reorganization of our intercompany financing and associated legal entity ownership, which eliminated the interest-bearing deferred tax obligation. During fiscal 2018, we recognized an income tax benefit of $430.1 million on a loss from continuing operations before income taxes of $4,052.0 million. The fiscal 2018 income tax benefit was comprised of $112.8 million of current tax expense and $542.9 million of deferred tax benefit, which was predominantly related to the reorganization of our intercompany financing and associated legal entity ownership and generation of net operating losses.
Our effective tax rate was 36.7% and 10.6% for fiscal 2019 and 2018, respectively. Our effective tax rate for fiscal 2019 was most significantly impacted by the recognition of $212.8 million tax benefit associated with the reorganization of our intercompany financing and associated legal entity ownership. Further impacts include receiving $211.9 million of tax benefit associated with the $1,643.4 million opioid-related litigation settlement charge, $71.9 million of tax benefit associated with the $386.3 million restructuring costs and non-restructuring impairment charges, $18.7 million of tax benefit associated with accrued income tax liabilities and uncertain tax positions, $13.5 million of tax benefit primarily associated with U.S. tax credits, $11.4 million of tax benefit associated with separation costs of $63.9 million, $10.2 million of tax expense associated with a gain on debt extinguishment of $466.6 million, $8.0 million of tax benefit associated with a legal settlement charge of $28.2 million, $7.6 million of tax expense associated with $60.2 million of income from the decrease in the fair value of contingent consideration liabilities and zero tax impact associated with a $33.5 million loss associated with the sale of BioVectra. Any remaining impacts were related to the impact of recent acquisitions. Our effective tax rate for fiscal 2018 was most significantly impacted by the recognition of $256.0 million tax benefit associated with the reorganization of our intercompany financing and associated legal entity ownership; partially offset by a decrease to tax benefit of $73.2 million associated with accrued income tax liabilities and uncertain tax positions. Further impacts include receiving $60.9 million of tax benefit associated with the $4,001.3 million of restructuring costs and non-restructuring impairment charges, $25.9 million of tax benefit primarily associated with U.S. tax credits, $2.7 million of tax benefit associated with a $0.8 million loss associated with the sale of our PreveLeak and Recothrom assets and $2.2 million of tax expense associated with $50.2 million of income from the decrease in the fair value of contingent consideration liabilities. Any remaining impacts were related to the impact of recent acquisitions and the reduction in the U.S. federal corporate statutory rate from U.S. Tax Reform.
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

Business Segment Results
Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items include, but are not limited to, depreciation and amortization, share-based compensation, net restructuring charges, non-restructuring impairment charges, separation costs, R&D upfront payments, changes related to the Opioid-Related Litigation Settlement and the Acthar Gel Medicaid Retrospective Rebate incurred as a result of the Medicaid lawsuit. During fiscal 2020, management began excluding depreciation and share-based compensation from its evaluation of the operating results of its segments. As a result, prior period segment operating income has been recast to reflect this change on a comparable basis. Although these amounts are excluded from segment net sales and segment operating income, as applicable, they are included in reported consolidated net sales and operating (loss) income and in the reconciliations presented below. Selected information by business segment is as follows:

Fiscal Year Ended December 25, 2020 Compared with Fiscal Year Ended December 27, 2019
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Fiscal Year
	2020	2019	Percentage Change
Specialty Brands	$2,059.6	$2,423.8	(15.0)%
Specialty Generics	689.8	738.7	(6.6)
Net sales	2,749.4	3,162.5	(13.1)
Medicaid lawsuit (Note 20)	(536.0)	—	*
Net sales	$2,213.4	$3,162.5	(30.0)
*Not meaningful
Specialty Brands. Net sales for fiscal 2020 decreased $364.2 million, or 15.0%, to $2,059.6 million, compared with $2,423.8 million for fiscal 2019. This decrease was primarily driven by a $184.8 million, or 19.4%, decrease in Acthar Gel net sales driven primarily by the marketplace impact of the COVID-19 pandemic and continued payer scrutiny on overall specialty pharmaceutical spending. The prospective change to the Medicaid rebate calculation also served to reduce Acthar Gel net sales by $40.4 million during fiscal 2020. The decrease was also driven by a $107.5 million, or 28.0%, decrease in Ofirmev net sales primarily due to overall reduction in elective surgeries due to public health orders implemented as part of the COVID-19 pandemic, as well as the product's loss of exclusivity in December 2020. In addition, Other Specialty Brands product sales included an additional $40.1 million of net sales in fiscal 2019 related to BioVectra, which was sold in November 2019, and net sales for Amitiza decreased $19.7 million, or 9.4% due to decreased volumes driven by increased competition. The remaining decrease relates to Therakos net sales due to stay-at-home directives issued as part of COVID-19 public health orders.

Net sales for Specialty Brands by geography are as follows (dollars in millions):

	Fiscal Year
	2020	2019	Percentage Change
U.S.	$1,901.0	$2,164.3	(12.2)%
Europe, Middle East and Africa	116.7	161.4	(27.7)
Other	41.9	98.1	(57.3)
Net sales	$2,059.6	$2,423.8	(15.0)
Net sales for Specialty Brands by key products are as follows (dollars in millions):

	Fiscal Year
	2020	2019	Percentage Change
Acthar Gel	$767.9	$952.7	(19.4)%
INOmax	574.1	571.4	0.5
Ofirmev	276.5	384.0	(28.0)
Therakos	238.6	246.9	(3.4)
Amitiza	188.8	208.5	(9.4)
Other	13.7	60.3	(77.3)
Specialty Brands	$2,059.6	$2,423.8	(15.0)

Specialty Generics. Net sales for fiscal 2020 decreased $48.9 million, or 6.6%, to $689.8 million, compared to $738.7 million for fiscal 2019. The decrease in net sales was driven by decreased net sales of $62.6 million, or 17.8%, and $24.6 million, or 54.5%, for Other controlled substance and Other products, respectively. These decreases were partially offset by a $23.1 million, or 12.2%, increase in acetaminophen net sales, and a $21.7 million, or 28.4%, increase in hydrocodone-related products net sales.
Net sales for Specialty Generics by geography are as follows (dollars in millions):

	Fiscal Year
	2020	2019	Percentage Change
U.S.	$564.5	$601.3	(6.1)%
Europe, Middle East and Africa	110.8	120.4	(8.0)
Other	14.5	17.0	(14.7)
Net sales	$689.8	$738.7	(6.6)
Net sales for Specialty Generics by key products are as follows (dollars in millions):

	Fiscal Year
	2020	2019	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$98.0	$76.3	28.4%
Oxycodone (API) and oxycodone-containing tablets	68.4	74.9	(8.7)
Acetaminophen (API)	213.0	189.9	12.2
Other controlled substances	289.9	352.5	(17.8)
Other	20.5	45.1	(54.5)
Specialty Generics	$689.8	$738.7	(6.6)

Operating Loss
Operating income by segment and as a percentage of segment net sales for fiscal 2020 and 2019 is shown in the following table (dollars in millions):

	Fiscal Year
	2020		2019
Specialty Brands (1)	$1,015.7	49.3%	$1,210.1	49.9%
Specialty Generics	206.4	29.9	168.5	22.8
Segment operating income	1,222.1	44.4	1,378.6	43.6
Unallocated amounts:
Corporate and unallocated expenses (2)	(166.1)		(102.3)
Depreciation and amortization	(885.2)		(951.1)
Share-based compensation	(25.3)		(33.8)
Restructuring charges, net	(37.5)		1.7
Non-restructuring impairment charges	(63.5)		(388.0)
Separation costs	(93.4)		(63.9)
R&D upfront payment (3)	(5.0)		(20.0)
Opioid-related litigation settlement	43.4		(1,643.4)
Medicaid lawsuit (Note 20)	(641.1)		—
Total operating loss	$(651.6)		$(1,822.2)
(1)Includes $10.0 million of inventory fair-value step up expense related to Amitiza during fiscal 2019.
(2)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to our reportable segments.
(3)Represents R&D expense incurred related to an upfront payment made to acquire product rights in Japan for terlipressin in fiscal 2020 and an upfront payment made to Silence in connection with the license and collaboration agreement entered into in fiscal 2019.
Specialty Brands. Operating income for fiscal 2020 decreased $194.4 million to $1,015.7 million, compared with $1,210.1 million for fiscal 2019. Operating margin decreased to 49.3% for fiscal 2020, compared with 49.9% for fiscal 2019. The decrease in operating income is primarily driven by the $364.2 million, or 15.0%, decrease in net sales over the same period, which resulted in a $278.9 million decrease in gross profit. This was partially offset by a $47.9 million or 9.1% decrease in SG&A expenses primarily driven by lower travel costs due to temporary travel restrictions for COVID-19, lower consulting and professional fees, and a $36.5 million or 13.2% decrease in R&D expenses.
Specialty Generics. Operating income for fiscal 2020 increased $37.9 million to $206.4 million, compared with $168.5 million for fiscal 2019. Operating margin increased to 29.9% for fiscal 2020, compared with 22.8% for fiscal 2019. As a result of the Opioid-Related Litigation Settlement announced during the three months ended March 27, 2020, the corresponding opioid defense costs are considered to be non-recurring; therefore, such costs are excluded from segment operating income and presented as a corporate and unallocated expense on a go-forward basis. In comparison, there were $56.2 million of opioid defense costs reflected in operating income during fiscal 2019. This was partially offset by a decrease in gross profit primarily driven by the decrease in net sales.
Corporate and unallocated expenses. Corporate and unallocated expenses were $166.1 million and $102.3 million for fiscal 2020 and 2019, respectively. This increase is attributable to a $9.9 million increase in the fair value of our contingent consideration liabilities in fiscal 2020, compared to a $60.2 million decrease in fiscal 2019, as well as opioid defense costs of $55.7 million being presented as a corporate and unallocated expense beginning during the three months ended March 27, 2020, as a result of the Opioid-Related Litigation Settlement, as previously discussed. The remaining increase is primarily related to employee compensation and benefits driven by certain changes made to the design of our long-term incentive compensation program in an effort to manage share usage and dilution and the approval of a key employee incentive program during fiscal 2020. This is partially offset by gains on divestiture in fiscal 2020 of $16.6 million primarily related to the achievement of milestones related to the sale of a portion of our Hemostasis business in fiscal 2018 to Baxter, compared with a $33.5 million loss on the divestiture of BioVectra during fiscal 2019, and lower consulting and professional fees. In addition, fiscal 2019 included a $28.2 million charge associated with the settlement of the MDL Track 1 Cases.

Fiscal Year Ended December 27, 2019 Compared with Fiscal Year Ended December 28, 2018
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Fiscal Year
	2019	2018	Percentage Change
Specialty Brands	$2,423.8	$2,496.7	(2.9)%
Specialty Generics	738.7	718.9	2.8
Net sales	$3,162.5	$3,215.6	(1.7)

Specialty Brands. Net sales for fiscal 2019 decreased $72.9 million, or 2.9%, to $2,423.8 million, compared with $2,496.7 million for fiscal 2018. This decrease was primarily driven by a $157.4 million, or 14.2%, decrease in Acthar Gel net sales driven primarily by continued reimbursement challenges impacting new and returning patients and continued payer scrutiny on overall specialty pharmaceutical spending, a $13.7 million, or 40.4%, decrease in Other product sales primarily attributable to the sale of Recothrom during the first quarter of 2018 and a $13.0 million, or 24.5%, decrease in net sales related to BioVectra, which was sold in November 2019. These decreases were partially offset by continued strength in Ofirmev, INOmax, and Therakos, as well as an increase in net sales related to Amitiza, which was acquired in the first quarter of 2018.
Net sales for Specialty Brands by geography are as follows (dollars in millions):

	Fiscal Year
	2019	2018	Percentage Change
U.S.	$2,164.3	$2,246.7	(3.7)%
Europe, Middle East and Africa	161.4	144.2	11.9
Other	98.1	105.8	(7.3)
Net sales	$2,423.8	$2,496.7	(2.9)

Net sales for Specialty Brands by key products are as follows (dollars in millions):

	Fiscal Year
	2019	2018	Percentage Change
Acthar Gel	$952.7	$1,110.1	(14.2)%
INOmax	571.4	542.7	5.3
Ofirmev	384.0	341.9	12.3
Therakos	246.9	231.2	6.8
Amitiza	208.5	183.8	13.4
Other	60.3	87.0	(30.7)
Specialty Brands	$2,423.8	$2,496.7	(2.9)

Specialty Generics. Net sales for fiscal 2019 increased $19.8 million, or 2.8%, to $738.7 million, compared to $718.9 million for fiscal 2018. The increase in net sales was driven by increased net sales of $10.4 million, or 15.8%, and $8.8 million, or 13.3%, for hydrocodone-related products and oxycodone-related products, respectively, along with an increase of $8.7 million, or 2.5%, related to net sales of other controlled substances. These increases were partially offset by decreased net sales of $5.3 million, or 10.5%, related to other product net sales primarily due to decreases from our supply agreement with the acquirer of our contrast media and delivery systems business.

Net sales for Specialty Generics by geography are as follows (dollars in millions):

	Fiscal Year
	2019	2018	Percentage Change
U.S.	$601.3	$587.8	2.3%
Europe, Middle East and Africa	120.4	112.6	6.9
Other	17.0	18.5	(8.1)
Net sales	$738.7	$718.9	2.8

Net sales for Specialty Generics by key products are as follows (dollars in millions):

	Fiscal Year
	2019	2018	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$76.3	$65.9	15.8%
Oxycodone (API) and oxycodone-containing tablets	74.9	66.1	13.3
Acetaminophen (API)	189.9	192.7	(1.5)
Other controlled substances	352.5	343.8	2.5
Other	45.1	50.4	(10.5)
Specialty Generics	$738.7	$718.9	2.8

Operating Loss
Operating income by segment and as a percentage of segment net sales for fiscal 2019 and 2018 is shown in the following table (dollars in millions):

	Fiscal Year
	2019		2018
Specialty Brands (1)	$1,210.1	49.9%	$1,136.1	45.5%
Specialty Generics	168.5	22.8	153.5	21.4
Segment operating income	1,378.6	43.6	1,289.6	40.1
Unallocated amounts:
Corporate and unallocated expenses	(102.3)		(121.7)
Depreciation and amortization	(951.1)		(852.1)
Share-based compensation	(33.8)		(34.6)
Restructuring charges, net	1.7		(103.0)
Non-restructuring impairment charges	(388.0)		(3,893.1)
Separation costs	(63.9)		(6.0)
R&D upfront payment (2)	(20.0)		—
Opioid-related litigation settlement	(1,643.4)		—
Total operating loss	$(1,822.2)		$(3,720.9)
(1)Includes $10.0 million and $118.8 million of inventory fair-value step up expense, primarily related to Amitiza during fiscal 2019 and 2018, respectively.
(2)Represents R&D expense incurred related to an upfront payment made to Silence in connection with the license and collaboration agreement entered into in July 2019.
Specialty Brands. Operating income for fiscal 2019 increased $74.0 million to $1,210.1 million, compared with $1,136.1 million for fiscal 2018. Operating margin increased to 49.9% for fiscal 2019, compared with 45.5% for fiscal 2018. The increase in operating income and margin includes a $31.0 million increase in gross profit primarily driven by an additional $110.8 million of expense recorded during fiscal 2018 related to the inventory fair value adjustment for Amitiza, which was fully amortized in the first quarter of 2019. The increase in operating income and margin was also attributable to a $20.7 million decrease in R&D spending and a $22.8 million decrease in SG&A expenses compared to fiscal 2018, primarily due to cost benefits gained from restructuring actions, including lower employee compensation costs. These changes were partially offset by changes in product mix, primarily driven by the decrease in Acthar Gel net sales.
Specialty Generics. Operating income for fiscal 2019 increased $15.0 million to $168.5 million, compared with $153.5 million for fiscal 2018. Operating margin increased to 22.8% for fiscal 2019, compared with 21.4% for fiscal 2018. The increase in operating income and margin was impacted by a $21.6 million increase in gross profit primarily due to product mix as well as a $9.8 million decrease in R&D spending, partially offset by a $16.5 million increase in SG&A primarily due to higher legal expense related to opioid litigation defense costs and increased consulting and professional fees.
Corporate and unallocated expenses. Corporate and unallocated expenses were $102.3 million and $121.7 million for fiscal 2019 and 2018, respectively. Fiscal 2019 included a $33.5 million loss on the divestiture of BioVectra and a $28.2 million charge associated with the settlement of the MDL Track 1 Cases, partially offset by a $60.2 million decrease in the fair value of our contingent consideration liabilities. Fiscal 2018 included a $50.2 million decrease in the fair value of our contingent consideration liabilities, as well as an $11.8 million reduction in the accrual associated with our Lower Passaic River, New Jersey environmental remediation liability. The remaining decrease was primarily driven by cost benefits gained from restructuring actions, including lower employee compensation costs, partially offset by increased professional fees.

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
On October 12, 2020, Mallinckrodt plc and certain of its subsidiaries voluntarily initiated the Chapter 11 Cases in the Bankruptcy Court, to modify its capital structure, including restructuring portions of its debt, and resolve potential legal liabilities, including but not limited to those in connection with the Amended Proposed Opioid-Related Litigation Settlement and the Proposed Acthar Gel-Related Settlement. We intend to use the Chapter 11 process to provide a fair, orderly, efficient and legally binding mechanism to implement a RSA, entered into in connection with the filing of the Chapter 11 Cases, that provides for a financial restructuring designed to strengthen our balance sheet and reduce our total debt by approximately $1,300.0 million, improving our financial position and allowing us to continue driving our strategic priorities and investing in the business to develop and commercialize therapies to improve health outcomes.
The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. As a result, we have concluded that management’s plans at this stage do not alleviate substantial doubt about our ability to continue as a going concern. Consequently, our future cash from operations and access to capital markets may not provide adequate resources to fund our working capital needs, capital expenditures and strategic investments for the foreseeable future.
In general, we intend to fund capital expenditures with cash generated from operations. As of December 25, 2020, we had no capital expenditure commitments.
Under our credit agreement, we are required to prepay our term loans in an amount equal to a specified percentage of excess cash flow. We have sought Bankruptcy Court approval to make such mandatory prepayment in an amount equal to approximately $114.0 million with respect to fiscal 2020.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Fiscal Year
	2020	2019	2018
Net cash from:
Operating activities	$498.9	$742.9	$665.5
Investing activities	(11.2)	(8.3)	(480.3)
Financing activities	(185.6)	(280.1)	(1,095.0)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	2.3	0.6	(1.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$304.4	$455.1	$(911.6)

Operating Activities
Net cash provided by operating activities of $498.9 million for fiscal 2020 included a loss of $944.6 million, adjusted for non-cash items of $1,331.2 million driven by depreciation and amortization of $885.2 million, a $385.3 million reduction in our deferred income tax assets, and a $63.5 million non-cash impairment charge related to the Ofirmev product intangible asset. The net loss was also offset by cash provided from net investment in working capital of $112.3 million, primarily driven by the $638.9 million Medicaid lawsuit liability. Also included within this change in working capital was a $37.9 million decrease in accounts receivable, and a $15.7 million increase in accounts payable, net of transfers to liabilities subject to compromise. These items were offset by a $433.8 million increase in net receivables related to income taxes that was driven by tax benefits from the CARES Act and changes in uncertain tax positions, a $95.3 million net cash outflow related to other assets and liabilities primarily driven by decreases in accrued payroll and accrued restructuring, net of transfers to liabilities subject to compromise, and a $51.1 million increase in inventory.
Net cash provided by operating activities of $742.9 million for fiscal 2019 included a loss from continuing operations, as adjusted for non-cash items including a $466.6 million gain on debt extinguishment, net and a $388.0 million adjustment for non-cash impairment charges. The loss from continuing operations adjusted for non-cash items was offset by a $1,451.6 million inflow from net changes in working capital, primarily driven by the portion of the opioid-related litigation settlement liability related to the structured cash payments of $1,600.0 million with the remaining $43.4 million related to the Settlement Warrants reflected as a non-cash item. This was partially offset by a $161.5 million net outflow from other assets and liabilities primarily driven by cash outflows related to separation costs, one time legal settlement payments of $24.0 million and $15.4 million related to the settlement of the MDL Track 1 Cases and the Questcor DOJ settlement, respectively, a $26.5 million decrease in accrued restructuring charges, a $16.3 million decrease in payroll related accruals and decreases in other accrual balances attributable to cost benefits gained from restructuring actions.
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

Investing Activities
Net cash used in investing activities of $11.2 million for fiscal 2020 was primarily attributable to capital expenditures of $47.7 million, partially offset by cash proceeds of $29.8 million for the redemption of 100% of the outstanding preferred equity certificates received as part of contingent earn-out payments related to the sale of the Nuclear Imaging business, as previously discussed. The remaining activity primarily relates to post-sale adjustments from various divestitures.
Net cash used in investing activities of $8.3 million for fiscal 2019 was primarily attributable to capital expenditures of $133.0 million, partially offset by $95.1 million in proceeds received related to the sale of BioVectra, net of cash, as well as proceeds from other long-term asset disposals.
Net cash used in investing activities of $480.3 million for fiscal 2018 was primarily attributable to cash outflows related to the acquisition of Sucampo Pharmaceuticals, Inc. ("Sucampo") in fiscal 2018 of $698.0 million and capital expenditures of $127.0 million. These outflows were partially offset by the $159.0 million of proceeds received, net of transaction costs, from the divestiture of a portion of the Hemostasis business, inclusive of the PreveLeak and Recothrom products; proceeds received of $154.0 million related to the note receivable from the purchaser of the Intrathecal Therapy business that was sold during fiscal 2017; and a $25.5 million cash inflow related to the sale of our investment in Mesoblast Limited ("Mesoblast") during fiscal 2018.
Under our credit agreement and our notes, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make prepayments on our term loans and offer to repurchase certain of our notes.

Financing Activities
Net cash used in financing activities was $185.6 million for fiscal 2020, compared with $280.1 million for fiscal 2019. This decrease was primarily attributable to a $110.6 million decrease in debt repayments, net of issuances. Our current year debt repayments included a $119.8 million payment on the remaining principal amount of the 4.875% senior unsecured notes that had a maturity date of April 15, 2020 (the "2020 Notes"), and $19.7 million in aggregate payments on our variable-rate term loans. The significant components of our debt repayments during fiscal 2019 included aggregate debt repayments of $286.4 million on our variable-rate term loans, open market debt repurchases that aggregated to a total principal amount of $492.1 million and a repayment of $250.0 million on the receivable securitization program. These repayments were partially offset by a net draw of $680.0 million on our revolving credit facility.
Net cash used in financing activities was $280.1 million for fiscal 2019, compared with $1,095.0 million for fiscal 2018. The $814.9 million decrease was primarily attributable to a $748.5 million decrease in debt repayments and a $54.9 million decrease in shares repurchased. The significant components of our debt repayments during fiscal 2018 included $680.0 million related to our revolving credit facility, a $225.0 million repayment of the variable-rate term loan maturing in 2024, repayment of $366.0 million of assumed debt from the Sucampo acquisition, a $300.0 million repayment of fully matured unsecured fixed rate notes and open market debt repurchases that aggregated to a total principal amount of $81.8 million.

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

Debt and Capitalization
As of December 25, 2020, total debt principal was $5,283.3 million, of which $1,660.7 million was classified within liabilities subject to compromise on the consolidated balance sheet, compared with $5,422.8 million as of December 27, 2019, with total debt reduction of $139.5 million during fiscal 2020. Total debt principal at December 25, 2020 is comprised of the following:

December 25, 2020
Variable-rate instruments:
Term loan due September 2024	$1,505.2
Term loan due February 2025	399.5
Revolving credit facility	900.0
Fixed-rate instruments	2,478.6
Debt principal	$5,283.3

The variable-rate term loan interest rates are based on LIBOR, subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the original principal amount. As of December 25, 2020, our fixed-rate instruments had a weighted-average interest rate of 7.05% and pay interest at various dates throughout the fiscal year. As of December 25, 2020, we were fully drawn on our $900.0 million revolving credit facility.
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
Interest on the First Lien 2025 Notes is contractually payable semi-annually in cash on April 15th and October 15th of each year, commencing on October 15, 2020. The Bankruptcy Court order permitting the use of cash collateral to finance the Chapter 11 Cases requires that we make cash adequate protection payments quarterly during the pendency of the proceedings on the first lien senior notes and the second lien senior notes for, among other things, unpaid pre-petition and post-petition interest (at the specified non-default interest rate) and reimbursement of certain costs.
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
The First Lien 2025 Notes are subject to an indenture that contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the indenture could result in the acceleration of the First Lien 2025 Notes and could cause a cross-default that could result in the acceleration of our other indebtedness. The commencement of the Chapter 11 Cases on October 12, 2020 constituted an event of default and accordingly, the principal balance of this debt instrument was classified as current on the consolidated balance sheet as of December 25, 2020. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases.
The First Lien 2025 Notes are jointly and severally guaranteed, on a secured, unsubordinated basis by us and each of our subsidiaries (other than the Issuers) (the “Note Guarantors”) that guarantees the obligations under the Issuers’ existing senior secured credit facilities, subject to certain exceptions.
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
The risks associated with the failure to consummate the Proposed Settlement are further described in the risk factor “The Amended Proposed Opioid-Related Litigation Settlement and Proposed Acthar Gel-Related Settlement are subject to certain contingencies and may not go into effect in their current form or at all, which may have an adverse impact on our ability to consummate the Plan and our business, financial condition, results of operations and cash flows.” in Part I, Item 1A. "Risk Factors."
The commencement of the Chapter 11 Cases on October 12, 2020 constituted an event of default under certain of our debt agreements. As of December 25, 2020, other than any defaults relating to the Chapter 11 Cases, we were in full compliance with the provisions and covenants associated with our debt agreements. Accordingly, all long-term debt was classified as current on the consolidated balance sheet as of December 25, 2020. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases.
For additional information regarding the Chapter 11 Cases and our debt agreements, refer to Note 2 and Note 15 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, respectively.

Capitalization
Shareholders' equity was $1,019.2 million at December 25, 2020 compared with $1,940.7 million at December 27, 2019. The decrease in shareholders' equity is primarily attributed to the fiscal 2020 net loss.
From time to time, the Company's Board of Directors have authorized share repurchase programs. We did not make any share repurchases during fiscal 2020 or fiscal 2019, due to our shift to debt reduction as one of our primary focuses of our capital allocation strategy in fiscal 2019. For further information, refer to Note 17 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Dividends
Historically, we have not made any cash dividend payments, as we have retained earnings to finance acquisitions, R&D and the operation and expansion of our business, while executing disciplined capital allocation. Currently, the declaration and payment of dividends is subject to the approval of the Bankruptcy Court until such proceedings are complete upon emergence.

Commitments and Contingencies
Contractual Obligations
The following table summarizes our contractual obligations as of December 25, 2020 (dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$5,283.3	$24.6	$2,212.9	$3,045.8	$—
Interest on long-term debt obligations (2)	1,089.0	324.9	526.0	238.1	—
Operating lease obligations (3)	92.7	20.9	30.3	18.7	22.8
Purchase obligations (4)	14.9	4.7	4.3	4.3	1.6
Total contractual obligations	$6,479.9	$375.1	$2,773.5	$3,306.9	$24.4
(1)The commencement of the Chapter 11 Cases on October 12, 2020 constituted an event of default under certain of our debt agreements. Accordingly, all long-term debt was classified as current on the consolidated balance sheet as of December 25, 2020. Certain of our long-term debt instruments are classified as liabilities subject to compromise, for which no principal payments will be made during the pendency of the proceedings
(2)Interest on long-term debt obligations are projected for future periods using interest rates in effect as of December 25, 2020. Contractual obligations under the long-term debt agreements have been shown in the table above. Certain of our long-term debt instruments are classified as liabilities subject to compromise, for which no interest payments will be made during the pendency of the proceedings. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
As previously discussed in 'Significant Events', we are contractually obligated under the cash collateral order approved by the Bankruptcy Court to make cash adequate protection payments on the senior secured revolving credit facility and the senior secured term loans at a rate that is 200 basis points greater than the otherwise applicable non-default rate based on LIBOR. Under the cash collateral order, we will make approximately $43.3 million of incremental interest payments as a result thereof within twelve months of the December 25, 2020 balance sheet date, which is subject to change based on timing of emergence from bankruptcy. This incremental expense, which has provisionally been classified as interest expense in the consolidated statement of operations, is not included within this table as we expect such incremental expense to be reclassified as a reduction in principal in connection with the confirmation of a plan of reorganization by the Bankruptcy Court.
(3)Refer to Note 13 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information.
(4)Purchase obligations consist of commitments for purchases of goods and services made in the normal course of business to meet operational requirements.
The preceding table does not include other liabilities of $2,836.2 million, primarily consisting of the opioid-related litigation settlement liability of $1,600.0 million, the Medicaid lawsuit liability of $638.9 million and obligations under our pension and postretirement benefit plans, unrecognized tax benefits for uncertain tax positions and related accrued interest and penalties, contingent consideration liabilities, environmental liabilities, asset retirement obligations and liabilities subject to compromise, because the timing of their future cash outflow is uncertain. The most significant of these liabilities, other than the opioid-related settlement liability and Medicaid lawsuit liability which are discussed in Note 20 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, are discussed below.
As part of our acquisitions, we are subject to contractual arrangements to pay contingent consideration to former owners of these businesses. The payment of obligations under these arrangements are uncertain, and even if payments are expected to be made the timing of these payments may be uncertain as well. As of December 25, 2020, we have accrued $34.7 million for these potential payments, which have been classified as liabilities subject to compromise. For further information on our contingent consideration arrangements, refer to Note 21 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
As part of our divestitures and licensing agreements, we have the potential to earn in excess of $50.0 million in milestone payments in the future. During fiscal 2020, we received preferred equity certificates of $9.0 million and royalty income of $0.8 million. During fiscal 2019, we received royalty income of $39.0 million and preferred equity certificates of $9.0 million. During fiscal 2018, we received royalty income of $15.5 million, milestone payments of $6.0 million and preferred equity certificates of $9.0 million. For further information, refer to Notes 6 and 7 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
We are obligated to pay royalties under certain agreements with third parties. During fiscal 2020, 2019 and 2018, we made payments under these arrangements of $81.9 million, $95.7 million and $106.4 million, respectively. The timing and amounts to be paid in future periods are uncertain as they are dependent upon net sales generated in future periods.
Non-current income taxes payable, primarily related to unrecognized tax benefits, is included within other income tax liabilities on the consolidated balance sheet and, as of December 25, 2020, was $100.1 million. Payment of these liabilities is uncertain and, even if payments are determined to be necessary, they are subject to the timing of rulings by the taxing authorities related to tax positions we take. For further information on income tax related matters, refer to Note 9 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

As of December 25, 2020, we had net unfunded pension and postretirement benefit obligations of $29.4 million and $40.1 million, respectively. The timing and amounts of long-term funding requirements for pension and postretirement obligations are uncertain. We do not anticipate making material involuntary contributions in fiscal 2021, but may elect to make voluntary contributions to our defined pension plans or our postretirement benefit plans during fiscal 2021. As a result of our Chapter 11 filing on October 12, 2020, $32.4 million of defined benefit obligations have been reclassified as liabilities subject to compromise on our consolidated balance sheet as of December 25, 2020, which included the U.S. pension benefit plans and a portion of the postretirement benefit plans.
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of cleanup and timing of future cash outlays is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 25, 2020, we believe that it is probable that we will incur investigation and remediation costs of approximately $60.8 million, of which $1.0 million is included in accrued and other current liabilities on our consolidated balance sheet at December 25, 2020. Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K provides additional information regarding environmental matters.

Legal Proceedings
We are subject to various legal proceedings and claims, including present and former operations, including those described in Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which are incorporated by reference into this Part II, Item 7. Although it is not feasible to predict the outcome of these matters, we believe, unless otherwise indicated, given the information currently available, that their ultimate resolution should not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Off-Balance Sheet Arrangements
As of December 25, 2020, we had various other letters of credit, guarantee and surety bonds totaling $31.7 million and restricted cash of $37.4 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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

Liabilities Subject to Compromise
As a result of the commencement of the Chapter 11 Cases, the payment of pre-petition liabilities is subject to compromise or other treatment pursuant to a plan of reorganization. The determination of how liabilities will ultimately be settled or treated cannot be made until the Bankruptcy Court confirms a Chapter 11 plan of reorganization and such plan becomes effective. Accordingly, the ultimate amount of such liabilities is not determinable at this time. Pre-petition liabilities that are subject to compromise are to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts currently classified as liabilities subject to compromise are preliminary and may be subject to future adjustments depending on Bankruptcy

Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events.

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
The following table reflects activity in our sales reserve accounts (dollars in millions):

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 29, 2017	$327.4	$34.5	$14.7	$376.6
Provisions	2,281.3	39.3	66.9	2,387.5
Payments or credits	(2,254.4)	(39.8)	(64.5)	(2,358.7)
Balance as of December 28, 2018	354.3	34.0	17.1	405.4
Provisions	2,347.3	22.2	68.2	2,437.7
Payments or credits	(2,405.8)	(27.8)	(72.1)	(2,505.7)
Balance as of December 27, 2019	295.8	28.4	13.2	337.4
Provisions	2,065.9	28.9	59.5	2,154.3
Provision for Medicaid lawsuit (1)	536.0	—	—	536.0
Payments or credits	(2,701.2)	(30.7)	(60.4)	(2,792.3)
Balance as of December 25, 2020	$196.5	$26.6	$12.3	$235.4
(1)Excludes the $105.1 million that is reflected as a component of operating expenses as it represents a pre-acquisition contingency related to the portion of the liability that arose from sales of Acthar Gel prior to the Company's acquisition of Questcor Pharmaceuticals Inc. in August 2014. For further information, refer to Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Provisions presented in the table above are recorded as reductions to net sales. For our presentation of net sales by product family, refer to Note 22 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Total provisions for fiscal 2020 increased $252.6 million compared with fiscal 2019, which is inclusive of the $536.0 million provision for the Medicaid lawsuit incurred in fiscal 2020. Excluding the impact of the Medicaid lawsuit, the decrease in rebates and chargebacks of $281.4 million primarily related to a decrease of $315.2 million in the Specialty Generics segment driven by decreased pricing resulting in lower chargeback amounts, offset by a $33.8 million increase in Specialty Brands. Provisions for returns increased $6.7 million driven by the Specialty Generics segment, and other sales deductions increased by $8.7 million from fiscal 2019 to fiscal 2020.
Total provisions for fiscal 2019 increased $50.2 million compared with fiscal 2018. The increase in rebates and chargebacks of $66.0 million primarily related to an increase in $49.3 million in the Specialty Generics segment as our distributors incurred higher chargebacks as compared to our direct customers, coupled with a $16.7 million increase in Specialty Brands. Provisions for returns decreased $17.1 million driven by the Specialty Generics segment primarily related to discontinuation of select products in fiscal 2019, and other sales deductions increased by $1.3 million from fiscal 2018 to fiscal 2019.
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
For those contracts whereby revenue is recognized over time based upon consumption of the product, we either have:
1.the right to invoice the customer in an amount that directly corresponds with the value to the customer of our performance to date, for which the practical expedient to recognize in proportion to the amount it has the right to invoice has been applied, or
2.the remaining goods and services to which the customer is entitled is diminished upon consumption.
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
For additional information, refer to Note 5 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Goodwill and Other Intangible Assets
During fiscal 2018, our annual goodwill impairment analysis resulted in the recognition of a full goodwill impairment of $3,672.8 million related to our Specialty Brands reporting unit. As a result, we did not have a goodwill balance during fiscal 2020 or 2019. Prior to this full impairment, we tested goodwill on the first day of the fourth quarter of each year for impairment or whenever events or changes in circumstances indicated that the carrying value may not be recoverable. In performing goodwill assessments, management relies on a number of factors including operating results, business plans, economic projections, internally developed cash flows, transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated. The impairment test is comprised of comparing the carrying value of a reporting unit to its estimated fair value. We estimate the fair value of a reporting unit through internal analyses and valuation, utilizing an income approach (a level three measurement technique) based on the present value of future cash flows. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. The fair value of our reporting units is reconciled to our share price and market capitalization as a corroborative step. If the carrying value of a reporting unit exceeds its fair value, we recognize the excess of the carrying value over the fair value as a goodwill impairment loss.
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
For more information on our goodwill and intangible impairment analyses and the results thereof, refer to Notes 3 and 14 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
As previously discussed, we concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date of issuance of the consolidated financial statements. We considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, we recorded an increase in a valuation allowance against our net deferred tax assets. Our income tax benefit or expense recorded in the future may be impacted to the extent of changes in our valuation allowances.
We determine whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50.0% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not realized on the uncertain tax position, an income tax liability, or a reduction to a deferred tax asset (“contra-DTA”), is established. We adjust these liabilities and contra-DTAs as a result of changing facts and circumstances; however; due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of December 25, 2020, our outstanding debt included $1,904.7 million variable-rate debt on our senior secured term loans and $900.0 million variable-rate debt on our revolving credit facility. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense for fiscal 2020 would increase by approximately $28.0 million.
The remaining outstanding debt as of December 25, 2020 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $0.5 million as of December 25, 2020, with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mallinckrodt plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mallinckrodt plc ("Debtor-in-Possession") (the "Company") as of December 25, 2020 and December 27, 2019, the related consolidated statements of operations, comprehensive operations, changes in shareholders' equity, and cash flows for the fiscal years ended December 25, 2020, December 27, 2019 and December 28, 2018 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2020 and December 27, 2019, and the results of its operations and its cash flows for the fiscal years ended December 25, 2020, December 27, 2019 and December 28, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company initiated proceedings under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Bankruptcy Proceedings
As discussed in Note 1 to the financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Commitments and Contingencies - Medicaid Lawsuit - Refer to Note 20 to the financial statements
Critical Audit Matter Description
In March 2020, the Company received an adverse decision from the U.S. District Court of Columbia ("D.C. District Court") in its lawsuit against the U.S. Department of Health and Human Services and the Centers for Medicare & Medicaid Services. The dispute involves the base date average manufacturer price ("AMP") under the Medicaid Drug Rebate Program for Acthar Gel. In June 2020, while appealing the ruling by the D.C. District Court, the Company reverted the base date AMP in the government's price reporting system. As a result, the Company incurred a retrospective one-time charge of $641.1 million related to the Acthar Gel Medicaid retrospective rebate. The Company recorded $536.0 million as a component of net sales and $105.1 million as a component of operating expenses in the consolidated statement of operations.
In connection with the filing of Chapter 11 of the Bankruptcy Code, the Company entered into a Restructuring Support Agreement (as amended, supplemented or otherwise modified, the "RSA"). As part of the RSA, the Company reached an agreement in principle with the U.S. Department of Justice ("DOJ") and other governmental parties to settle a range of litigation matters and disputes relating to Acthar Gel for $260.0 million, including the Medicaid lawsuit. The agreement in principle is subject to the approval by the U.S. Bankruptcy Court for the District of Delaware.
We identified the Medicaid lawsuit and disclosure as a critical audit matter because of the significant judgment exercised by management in the interpretation and application of the Accounting Standard Codification ("ASC") 606 – Revenue From Contracts With Customers and ASC 805 – Business Combinations when determining how to appropriately record and classify the Acthar Gel Medicaid retrospective rebates in the statement of operations. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s conclusions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Medicaid lawsuit and disclosure included the following, among others:
•We tested the effectiveness of controls over the Medicaid lawsuit, which included management’s review of the legal background and facts, applicable accounting guidance, and related disclosure.
•We inspected D.C. District Court documents related to the Medicaid lawsuit.
•We inspected the terms of the Restructuring Support Agreement.
•We corroborated key facts about the Medicaid lawsuit through our inquiries with internal legal counsel and executive members of management.
•We requested and received written responses from internal legal counsel regarding the Medicaid lawsuit.
•We requested and received written responses from the Company’s external legal counsel regarding the Medicaid lawsuit. We also inquired directly with the Company's external legal counsel regarding the Medicaid lawsuit.
•With the assistance of professionals in our firm having expertise in complex accounting and reporting matters, we evaluated the Company's conclusions regarding the Medicaid lawsuit classification within the statement of operations by obtaining and evaluating management's documented accounting treatment based on the applicable accounting principles generally accepted in the United States of America.
•We recalculated the Company's Acthar Gel Medicaid retrospective rebate.
•We evaluated the Company's disclosures for consistency with our knowledge of the Medicaid lawsuit.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
March 10, 2021
We have served as the Company’s auditor since 2011.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal Year
	2020	2019	2018
Net sales (includes refined estimate of the retrospective one-time charge of $536.0 related to the Medicaid lawsuit for fiscal 2020)	$2,213.4	$3,162.5	$3,215.6
Cost of sales	1,544.0	1,741.1	1,744.4
Gross profit	669.4	1,421.4	1,471.2
Selling, general and administrative expenses	884.1	831.0	834.1
Research and development expenses	290.8	349.4	361.1
Restructuring charges, net	37.5	(1.7)	103.0
Non-restructuring impairment charges	63.5	388.0	3,893.1
(Gains) losses on divestiture	(16.6)	33.5	0.8
Opioid-related litigation settlement (gain) loss (Note 20)	(43.4)	1,643.4	—
Medicaid lawsuit (Note 20)	105.1	—	—
Operating loss	(651.6)	(1,822.2)	(3,720.9)
Interest expense	(261.1)	(309.0)	(370.2)
Interest income	5.9	9.5	8.2
Gains on debt extinguishment, net	—	466.6	8.5
Other income, net	7.4	63.6	22.4
Reorganization items, net	(61.4)	—	—
Loss from continuing operations before income taxes	(960.8)	(1,591.5)	(4,052.0)
Expense (benefit) from income taxes	8.9	(584.3)	(430.1)
Loss from continuing operations	(969.7)	(1,007.2)	(3,621.9)
Income from discontinued operations, net of tax (benefit) expense of ($16.2), $1.7 and $1.4	25.1	10.7	14.9
Net loss	$(944.6)	$(996.5)	$(3,607.0)

Basic loss per share (Note 10):
Loss from continuing operations	$(11.48)	$(12.00)	$(43.12)
Income from discontinued operations	0.30	0.13	0.18
Net loss	$(11.18)	$(11.88)	$(42.94)
Basic weighted-average shares outstanding	84.5	83.9	84.0

Diluted loss per share (Note 10):
Loss from continuing operations	$(11.48)	$(12.00)	$(43.12)
Income from discontinued operations	0.30	0.13	0.18
Net loss	$(11.18)	$(11.88)	$(42.94)
Diluted weighted-average shares outstanding	84.5	83.9	84.0

See Notes to Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in millions)

	Fiscal Year
	2020	2019	2018
Net loss	$(944.6)	$(996.5)	$(3,607.0)
Other comprehensive (loss) income, net of tax
Currency translation adjustments	2.1	18.3	(12.2)
Unrecognized gain on derivatives	0.4	1.8	0.7
Unrecognized (loss) gain on benefit plans, net of tax (benefit) expense	(4.2)	(4.2)	1.6
Total other comprehensive (loss) income, net of tax	(1.7)	15.9	(9.9)
Comprehensive loss	$(946.3)	$(980.6)	$(3,616.9)

See Notes to Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 25, 2020	December 27, 2019
Assets
Current Assets:
Cash and cash equivalents	$1,070.6	$790.9
Accounts receivable, less allowance for doubtful accounts of $4.5 and $4.0	538.8	577.5
Inventories	344.9	312.1
Prepaid expenses and other current assets	350.0	150.2
Total current assets	2,304.3	1,830.7
Property, plant and equipment, net	833.1	896.5
Intangible assets, net	6,184.5	7,018.0
Other assets	393.5	593.7
Total Assets	$9,715.4	$10,338.9

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$3,587.9	$633.6
Accounts payable	93.3	139.8
Accrued payroll and payroll-related costs	79.4	105.2
Accrued interest	26.9	62.9
Accrued and other current liabilities	331.2	485.4
Total current liabilities	4,118.7	1,426.9
Long-term debt	—	4,741.2
Opioid-related litigation settlement liability (Note 20)	—	1,643.4
Pension and postretirement benefits	34.6	62.4
Environmental liabilities	59.8	60.0
Deferred income taxes	80.6	11.0
Other income tax liabilities	100.1	227.1
Other liabilities	109.8	226.2
Liabilities subject to compromise (Note 2)	4,192.6	—
Total Liabilities	8,696.2	8,398.2
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued or outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued or outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 94,111,303 and 93,459,206 issued; 84,605,156 and 84,105,786 outstanding	18.8	18.7
Ordinary shares held in treasury at cost, 9,506,147 and 9,353,420	(1,616.1)	(1,615.7)
Additional paid-in capital	5,587.6	5,562.5
Retained deficit	(2,961.5)	(2,016.9)
Accumulated other comprehensive loss	(9.6)	(7.9)
Total Shareholders' Equity	1,019.2	1,940.7
Total Liabilities and Shareholders' Equity	$9,715.4	$10,338.9

See Notes to Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2020	2019	2018
Cash Flows From Operating Activities:
Net loss	$(944.6)	$(996.5)	$(3,607.0)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	885.2	951.1	852.1
Share-based compensation	25.3	33.8	34.6
Deferred income taxes	385.3	(604.3)	(541.5)
Non-cash impairment charges	63.5	388.0	3,893.1
Inventory provisions	18.5	18.0	37.9
(Gains) losses on divestiture	(16.6)	33.5	0.8
Gain on debt extinguishment, net	—	(466.6)	(8.5)
Other non-cash items	(40.2)	(65.7)	(42.4)
Reorganization items, net	10.2	—	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	37.9	31.6	(145.8)
Inventories	(51.1)	(23.1)	63.1
Accounts payable	15.7	6.7	24.6
Income taxes	(433.8)	(2.1)	99.0
Opioid-related litigation settlement liability	—	1,600.0	—
Medicaid lawsuit	638.9	—	—
Other	(95.3)	(161.5)	5.5
Net cash from operating activities	498.9	742.9	665.5
Cash Flows From Investing Activities:
Capital expenditures	(47.7)	(133.0)	(127.0)
Acquisitions, net of cash acquired	—	—	(699.9)
Proceeds from divestiture, net of cash	(0.7)	95.1	313.0
Other	37.2	29.6	33.6
Net cash from investing activities	(11.2)	(8.3)	(480.3)
Cash Flows From Financing Activities:
Issuance of external debt	—	695.0	690.3
Repayment of external debt	(139.5)	(945.1)	(1,693.6)
Debt financing costs	(9.4)	(10.1)	(12.1)
Proceeds from exercise of share options	—	0.6	1.0
Repurchase of shares	(0.4)	(2.6)	(57.5)
Other	(36.3)	(17.9)	(23.1)
Net cash from financing activities	(185.6)	(280.1)	(1,095.0)
Effect of currency rate changes on cash	2.3	0.6	(1.8)
Net change in cash, cash equivalents and restricted cash	304.4	455.1	(911.6)
Cash, cash equivalents and restricted cash at beginning of period	822.6	367.5	1,279.1
Cash, cash equivalents and restricted cash at end of period	$1,127.0	$822.6	$367.5

Cash and cash equivalents at end of period	$1,070.6	$790.9	$348.9
Restricted cash included in prepaid expenses and other assets at end of period	20.2	—	—
Restricted cash included in other long-term assets at end of period	36.2	31.7	18.6
Cash, cash equivalents and restricted cash at end of period	$1,127.0	$822.6	$367.5

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$256.1	$314.2	$309.7
Cash paid for income taxes, net	39.9	30.7	12.4

See Notes to Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 29, 2017	92.2	$18.4	5.9	$(1,564.7)	$5,492.6	$2,588.6	$(12.9)	$6,522.0
Impact of accounting standard adoptions	—	—	—	—	—	2.6	(1.5)	1.1
Net loss	—	—	—	—	—	(3,607.0)	—	(3,607.0)
Other comprehensive loss	—	—	—	—	—	—	(9.9)	(9.9)
Share options exercised	—	—	—	—	1.0	—	—	1.0
Vesting of restricted shares	0.5	0.1	0.1	(2.3)	—	—	—	(2.2)
Share-based compensation	—	—	—	—	34.6	—	—	34.6
Reissuance of Treasury shares	—	—	(0.2)	4.8	—	(1.9)	—	2.9
Repurchase of shares	—	—	3.6	(55.2)	—	—	—	(55.2)
Balance as of December 28, 2018	92.7	$18.5	9.4	$(1,617.4)	$5,528.2	$(1,017.7)	$(24.3)	$2,887.3
Impact of accounting standard adoptions	—	—	—	—	—	(0.5)	0.5	—
Net loss	—	—	—	—	—	(996.5)	—	(996.5)
Other comprehensive income	—	—	—	—	—	—	15.9	15.9
Share options exercised	—	—	—	—	0.6	—	—	0.6
Vesting of restricted shares	0.8	0.2	0.2	(2.6)	(0.1)	—	—	(2.5)
Share-based compensation	—	—	—	—	33.8	—	—	33.8
Reissuance of Treasury shares	—	—	(0.2)	4.3	—	(2.2)	—	2.1
Balance as of December 27, 2019	93.5	$18.7	9.4	$(1,615.7)	$5,562.5	$(2,016.9)	$(7.9)	$1,940.7
Net loss	—	—	—	—	—	(944.6)	—	(944.6)
Other comprehensive loss	—	—	—	—	—	—	(1.7)	(1.7)
Vesting of restricted shares	0.6	0.1	0.1	(0.4)	(0.2)	—	—	(0.5)
Share-based compensation	—	—	—	—	25.3	—	—	25.3
Balance at December 25, 2020	94.1	$18.8	9.5	$(1,616.1)	$5,587.6	$(2,961.5)	$(9.6)	$1,019.2

See Notes to Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
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
The Company operates in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and active pharmaceutical ingredients "("API(s)").
The Company is incorporated and maintains its principal executive offices in Ireland. The Company continues to be subject to United States ("U.S.") Securities and Exchange Commission ("SEC") reporting requirements.

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
The results of entities disposed of are included in the consolidated financial statements up to the date of disposal and, where appropriate, these operations have been reflected as discontinued operations. Divestitures of product lines not meeting the criteria for discontinued operations have been reflected in operating loss.

Going Concern
The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
On October 12, 2020, Mallinckrodt plc and certain of its subsidiaries voluntarily initiated proceedings (the "Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code"), to modify its capital structure, including restructuring portions of its debt, and resolve potential legal liabilities, including but not limited to those described in Note 20 as Opioid-Related Matters and Acthar Gel-Related Matters. In connection with the filing of the Chapter 11 Cases, the Company entered into a Restructuring Support Agreement (as amended, supplemented or otherwise modified, the "RSA") (further detail for which is provided in Note 2) as part of a prearranged plan of reorganization. See Note 2 for further information on the voluntary petitions for reorganization and the RSA.
Substantial doubt about the Company's ability to continue as a going concern exists in light of its Chapter 11 Cases. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the approval by the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), implement a plan of reorganization, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet its obligations, most notably its opioid and Acthar® Gel (repository corticotropin injection) ("Acthar Gel")-related settlements, restructured debt obligations, and operating needs.
Although management believes that the reorganization of the Company through the Chapter 11 proceedings will appropriately position the Company upon emergence, the commencement of these proceedings constituted an event of default under certain of the Company’s debt agreements, enforcement of any remedies in respect of which is automatically stayed as a result of the Chapter 11 proceedings. There are a number of risks and uncertainties associated with the Company’s bankruptcy, including, among others that: (a) the Company’s prearranged plan of reorganization may never be confirmed or become effective, (b) the RSA may be terminated by one or more of the parties thereto, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Company and its subsidiaries, and (d) the Chapter 11 Cases may be converted into cases under chapter 7 of the Bankruptcy Code.
The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. As a result, the Company has concluded that management’s plans at this stage do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from the outcome of this uncertainty.
Pursuant to sections 1107(a) and 1108 of the Bankruptcy Code, the Debtors (as defined in Note 2) retain control of their assets and are authorized to operate their business as debtors-in-possession while being subject to the jurisdiction of the Bankruptcy Court. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying consolidated financial statements. Any such actions occurring during the Chapter 11 Cases authorized by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in the Company's consolidated financial statements. For more information regarding the Chapter 11 Cases, see Note 2.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. Fiscal 2020, 2019 and 2018 each consisted of 52 weeks. Unless otherwise indicated, fiscal 2020, 2019 and 2018 refer to the Company's fiscal years ended December 25, 2020, December 27, 2019 and December 28, 2018, respectively.

2.	Bankruptcy Proceedings
Voluntary Filing Under Chapter 11
On October 12, 2020 (the "Petition Date"), Mallinckrodt plc and certain of its subsidiaries voluntarily initiated the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court to effectuate settlements contemplated in the RSA. The entities that filed the Chapter 11 Cases include the Company, substantially all of the Company’s U.S. subsidiaries, including certain subsidiaries of Mallinckrodt plc operating the Specialty Generics business (the "Specialty Generics Subsidiaries") and the Specialty Brands business (the "Specialty Brands Subsidiaries"), and certain of the Company’s international subsidiaries (together with the Company, Specialty Generics Subsidiaries and Specialty Brands Subsidiaries, the "Debtors"). The Chapter 11 Cases are being jointly administered under the caption In re Mallinckrodt plc, Case No. 20-12522 (JTD). Information about the Chapter 11 Cases, including the case docket, may be found free of charge at https://restructuring.primeclerk.com/Mallinckrodt/.
The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors in possession, the Debtors are authorized to continue to operate as ongoing businesses, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay third-party claims or creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.
Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Company as of the Petition Date, are subject to an automatic stay. However, under the Bankruptcy Code, certain regulatory or criminal proceedings generally are not subject to the automatic stay and may continue unless otherwise ordered by the Bankruptcy Court. Absent an order of the Bankruptcy Court providing otherwise, substantially all pre-petition liabilities will be resolved under a Chapter 11 plan of reorganization.
Among other requirements, a Chapter 11 plan of reorganization must comply with the priority scheme established by the Bankruptcy Code, under which certain post-petition and secured or “priority” pre-petition liabilities need to be satisfied before general unsecured creditors and holders of the Company's equity are entitled to receive any distribution. Upon solicitation of the plan of reorganization to creditors, with an accompanying court-approved disclosure statement, certain impaired creditors and interest holders will vote by ballot to approve or reject the plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to the claims and interests of each of these constituencies. See Restructuring Support Agreement section below for contemplated distributions to creditors and interest holders.
Under the Bankruptcy Code, the Debtors may assume, modify, assign or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and to certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease in this Annual Report on Form 10-K, including, where applicable, the express termination rights thereunder or a quantification of their obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under the Bankruptcy Code.
As discussed further below, the Debtors obtained approval from the Bankruptcy Court for certain "first day" motions, including motions to obtain customary relief intended to continue ordinary course operations after the Petition Date.

Significant Bankruptcy Court Actions
First Day Motions
On October 14, 2020, the Debtors received Bankruptcy Court approval of their customary motions filed on the Petition Date ("First Day Motions") on an interim basis seeking court authorization to continue to support its business operations during the Chapter 11 Cases, including the continued payment of employee wages and benefits without interruption, payment of critical and foreign vendors, continuation of customer programs, continuation of use of existing cash management programs and allowance of certain financing payments under a cash collateral order. The First Day Motions were subsequently approved by the Bankruptcy Court on a final basis at hearings.
Chapter 11 Financing
In accordance with the terms of the RSA, the Company obtained the entry in the Chapter 11 Cases of an order of the Bankruptcy Court (in a form agreed with, among others, the agent under the senior secured credit facilities, lenders under the senior secured revolving credit facility and the senior secured term loans and holders of the first lien senior notes and the second lien senior notes) permitting the use of cash collateral to finance the Chapter 11 Cases. Such use is subject to an approved budget, updated and submitted every four weeks, consisting of rolling thirteen-week periods subject to the consent of the lenders under the senior secured revolving credit facility and the senior secured term loans.
Such order requires that the Company make cash adequate protection payments on the senior secured revolving credit facility and the senior secured term loans for, among other things, unpaid pre-petition and post-petition fees, unpaid pre-petition interest (at the specified contract rate) and post-petition interest (at a rate equal to (1) the adjusted London Inter-Bank Offered Rate ("LIBOR"), plus (2) the contract-specified applicable margin, and plus (3) an incremental 200 basis points), quarterly amortization payments on the senior secured term loans and reimbursement of certain costs. Such order further requires that we make cash adequate protection payments on the first lien senior notes and the second lien senior notes for, among other thing, unpaid pre-petition and post-petition interest (at the specified non-default interest rate) and reimbursement of certain costs.
However, all cash adequate protection payments are provisional in nature and are subject to recharacterization, or reallocation as payments of principal if such relief is granted by the Bankruptcy Court. The cash collateral order provides that it is without prejudice to (i) the rights of certain parties to request additional or alternative adequate protection from the Bankruptcy Court, (ii) the rights of lenders under the senior secured revolving credit facility and the senior secured term loans to seek a higher rate of interest and (iii) the rights of the holders of the first lien senior notes and the second lien senior notes to seek payment of a make-whole premium.
With respect to the incremental 200 basis points paid on the senior secured revolving credit facility and the senior secured term loans, noted above, the Company incurred $11.7 million of expense, of which $7.8 million was paid, during the three months ended December 25, 2020, which has provisionally been classified as interest expense in the consolidated statement of operations. The Company may pursue recharacterization of these interest payments to principal through Bankruptcy Court filings or through a plan of reorganization. There can be no assurance that the treatment of this or other cash adequate protection payments will not change during the pendency of the proceedings or in connection with the confirmation of a plan of reorganization by the Bankruptcy Court.
As of December 25, 2020, the outstanding borrowings under the senior secured revolving credit facility, the senior secured term loans, the first lien senior notes and the second lien senior notes were classified outside of liabilities subject to compromise ("LSTC") as the related debt instruments were expected to be reinstated upon emergence from bankruptcy in accordance with the RSA.
Bar Date
On December 31, 2020, the Bankruptcy Court entered an order approving a deadline of February 16, 2021 at 5:00 pm (Eastern Time) (the "General Bar Date") and April 12, 2021, at 5:00 p.m. (Eastern Time) (the “Governmental Bar Date”) (collectively, together the "Bar Dates") for filing claims against the Debtors relating to the period prior to the Petition Date for general claims and government claims, respectively. The preceding Bar Dates do not cover opioid claims (inclusive of voluntary injunction opioid claims). The Company's review of asserted claims is discussed further below in Chapter 11 Claims Process.

Injunctive Litigation Relief
The Bankruptcy Court entered orders approving a 270-day injunction against certain opioid and Acthar Gel-related litigation matters proceeding against the Debtors and also against certain covered non-Debtors on November 25, 2020 and December 4, 2020. Refer to Note 20 for further discussion.

Restructuring Support Agreement
On October 11, 2020, the Company and the other Debtors entered into a RSA with creditors holding approximately 84%, by aggregate principal amount, of the Company’s outstanding guaranteed unsecured senior notes and with a group of governmental plaintiffs in the opioid litigation pending against the Company and certain of its subsidiaries, including 50 state and territory attorneys general and the court-appointed plaintiffs’ executive committee in the opioid multidistrict litigation (collectively, the "Supporting Parties"). After the bankruptcy filing, the Multi-State Governmental Entities Group entered into a joinder to the RSA that gained the support of approximately 1,300 cities, municipalities, hospital and school districts, amongst others.
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
◦Opioid claimants would also receive warrants for approximately 19.99% of the reorganized Company’s new outstanding shares, after giving effect to the exercise of the warrants, but subject to dilution from equity reserved under the management incentive plan, exercisable at any time on or prior to the seventh anniversary of the Company's emergence, at a strike price reflecting an aggregate equity value for the reorganized Debtors of $1,551.0 million (the "New Opioid Warrants").
◦Upon commencing the Chapter 11 filing, the Company will comply with an agreed-upon operating injunction with respect to the operation of its opioid business.
•A proposed resolution with the U.S. Department of Justice and other governmental parties to settle a range of litigation matters and disputes relating to Acthar Gel.
◦The Company has reached an agreement in principle with the U.S. Department of Justice ("DOJ") and other governmental parties to settle a range of litigation matters and disputes relating to Acthar Gel (the "Proposed Acthar Gel-Related Settlement") including the Medicaid lawsuit with the Centers for Medicare and Medicaid Services ("CMS"), a related False Claims Act ("FCA") lawsuit in Boston, and an Eastern District of Pennsylvania ("EDPA") FCA lawsuit relating to Acthar Gel's previous owner's (Questcor Pharmaceuticals Inc. ("Questcor")) interactions with an independent charitable foundation. Under the Proposed Acthar Gel-Related Settlement, which was conditioned upon the Company entering the Chapter 11 restructuring process, the Company has agreed to pay $260.0 million to the DOJ and other parties over seven years and reset Acthar Gel’s Medicaid rebate calculation as of July 1, 2020, such that state Medicaid programs will receive 100% rebates on Acthar Gel Medicaid sales, based on current Acthar Gel pricing. Additionally, upon execution of the settlement, the Company will dismiss its appeal of the U.S. District Court of Columbia's ("D.C. District Court") adverse decision in the Medicaid lawsuit, which appeal was filed in the U.S. Court of Appeals for the District of Columbia ("D.C. Circuit"). In turn, the U.S. Government will drop its demand for approximately $640 million in retrospective Medicaid rebates for Acthar Gel and agree to dismiss the FCA lawsuit in Boston and the EDPA FCA lawsuit.
Mallinckrodt has entered into the Proposed Acthar Gel-Related Settlement to settle with the DOJ and other governmental parties solely to move past these litigation matters and disputes and will make no admission of liability. The Company is working to complete the settlement with the DOJ, as well as various states that are party to the Boston FCA litigation, over the next several months, subject to court approval.
•The reinstatement of the agreements associated with the Company’s senior secured term loans, senior secured revolving credit facility, 10.00% first and second lien senior notes. At the end of the court-supervised process, all allowed claims under these agreements would be reinstated at existing rates and maturities.

•A restructuring of the Company’s unsecured notes under the Guaranteed Unsecured Notes Indentures. At the end of the court-supervised process, holders of allowed claims under indentures governing the Guaranteed Unsecured Notes (the 5.75% Senior Notes due 2022, the 5.625% Senior Notes due 2023 and the 5.50% Senior Notes due 2025,) and the Guaranteed Unsecured Notes are expected to receive their pro rata share of $375.0 million of new 10.00% second lien senior secured notes due seven years after emergence and 100% of the new Mallinckrodt ordinary shares, subject to dilution by the warrants described above and certain other equity.
•A proposed resolution of other remaining claims and treatment of equity holders. At the end of the court-supervised process, trade creditors and holders of allowed general unsecured claims are expected to share in $150.0 million in cash, and equity holders and holders of the 9.50% debentures due May 2022, the 8.00% debentures due March 2023 and the 4.75% senior notes due April 2023 would receive no recovery.
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
The RSA contains milestones for the progress of the Chapter 11 Cases (the "Milestones"), which include the dates by which the Debtors are required to, among other things, obtain certain orders of the Bankruptcy Court and consummate the Debtors’ emergence from bankruptcy. Among other milestones, the RSA (as expected to be amended by the Joinder and Amendment (as defined in Note 24)) will require the Debtors to file a Plan by no later than March 31, 2021, the Bankruptcy Court to have entered an order confirming the Plan by no later than August 15, 2021 and the Debtors to have emerged from bankruptcy by no later than November 15, 2021.
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
The Supporting Parties also have specified termination rights, including, among other circumstances, termination rights that arise if certain of the Milestones have not been achieved, extended, or waived. Termination by one of these creditor groups will result in the termination of the RSA as to the terminating group only, with the RSA remaining in effect with respect to the Debtors and the non-terminating group.
The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.
On March 10, 2021, the Company announced that the Debtors have agreed to a joinder and amendment to the RSA whereby an ad hoc group of lenders holding approximately $1,300.0 million by aggregate principal amount, of the Company’s outstanding 2017 Term Loan (as defined in Note 15) and the Company’s outstanding 2018 Term Loan (as defined in Note 15) have agreed to join the RSA as supporting parties and certain of the existing supporting parties have agreed to certain amendments thereto. See further discussion in Note 24.

Event of default
The commencement of the Chapter 11 Cases above constituted an event of default under certain of the Company’s debt agreements. Subject to any applicable provisions of the Bankruptcy Code, the Company’s debt instruments and agreements described in Note 15 provide that, as a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid interest thereon, and in the case of the indebtedness outstanding under the senior notes, premium, if any, thereon, shall be immediately due and payable. Accordingly, all long-term debt was classified as current on the consolidated balance sheet as of December 25, 2020. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

Financial Reporting in Reorganization
Effective on the Petition Date, the Company began to apply Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 852 - Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions directly associated with the reorganization from activities related to the ongoing operations of the business within the financial statements for periods subsequent to the Petition Date. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as reorganization items, net in the consolidated statements of operations. In addition, the consolidated balance sheet must distinguish pre-petition LSTC of the Debtors from pre-petition liabilities that are not subject to compromise, post-petition liabilities, and liabilities of the subsidiaries of the Company that are not debtors in the Chapter 11 Cases. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Cases, the Debtors have classified the entire amount of the claim as LSTC.
Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession, actions to enforce or otherwise effect the payment of certain claims against the Debtors in existence before the Petition Date are stayed while the Debtors continue business operations as debtors-in-possession. These claims are reflected as LSTC in the consolidated balance sheet at December 25, 2020. Additional claims (which could be LSTC) may arise after the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreement by parties-in-interest) of allowed claims for contingencies and other disputed amounts.
Certain subsidiary entities are not debtors under the Chapter 11 Cases. However, condensed combined financial statements of the Debtors are not presented in the notes to the consolidated financial statements as the assets and liabilities, operating results and cash flows of the non-debtor entities included in the consolidated financial statements are insignificant and, therefore, the consolidated financial statements presented herein materially represent the condensed combined financial statements of the debtor entities for all periods presented. As of December 25, 2020, the non-debtor entities have intercompany receivables and intercompany payables from/to the debtor entities of $282.3 million and $120.3 million, respectively, which are primarily attributable to the Company's centralized approach to cash management and financing of its operations. The permission to continue the use of existing cash management systems during the pendency of the Chapter 11 Cases was approved by the Bankruptcy Court on a final basis as part of the First Day motions as described further above.
The Company is currently assessing whether or not it qualifies for fresh start accounting upon emergence from Chapter 11. If the Company were to meet the requirements to adopt the fresh start accounting rules, its assets and liabilities would be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on its consolidated balance sheet as of December 25, 2020.
Notice of Delisting
On October 13, 2020, New York Stock Exchange ("NYSE") Regulation Inc. filed a Form 25 with the SEC to remove the Company's ordinary shares from listing and registration on the NYSE. The delisting became effective October 26, 2020. The deregistration of the ordinary shares under Section 12(b) of the Securities Exchange Act of 1934 ("Exchange Act") became effective on January 11, 2021, at which point the ordinary shares were deemed registered under Section 12(g) of the Exchange Act. The Company's ordinary shares began trading on the OTC Pink Marketplace on October 13, 2020 under the symbol “MNKKQ.”

Liabilities Subject to Compromise
As a result of the commencement of the Chapter 11 Cases, the payment of pre-petition liabilities is subject to compromise or other treatment pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors the authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors' business and assets. As described above, among other things, the Bankruptcy Court authorized, but did not require, the Debtors to pay certain pre-petition claims relating to employee wages and benefits, critical and foreign vendors and customer programs.

The determination of how liabilities will ultimately be settled or treated cannot be made until the Bankruptcy Court confirms a Chapter 11 plan of reorganization and such plan becomes effective. Accordingly, the ultimate amount of such liabilities is not determinable at this time. GAAP requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts currently classified as LSTC are preliminary and may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events.

Liabilities subject to compromise as of December 25, 2020 consisted of the following:

December 25, 2020
Accounts payable	$61.9
Accrued interest	35.2
Debt	1,660.7
Medicaid lawsuit	638.9
Opioid-related litigation settlement liability	1,600.0
Other current and non-current liabilities	163.5
Pension and postretirement benefits	32.4
Total liabilities subject to compromise	$4,192.6

Contractual interest
While the Chapter 11 Cases are pending, the Company is not accruing interest on its unsecured debt instruments as of the Petition Date on a go-forward basis, as the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to pay all interest payments in full as they come due under their respective senior secured debt instruments. The total aggregate amount of interest paid pursuant to the Company's unsecured debt instruments was $64.2 million and $147.3 million during fiscal 2020 and 2019, respectively. The total aggregate amount of interest payments due under the Company's unsecured debt instruments from the Petition Date through December 25, 2020, which it did not pay is $28.8 million.

Chapter 11 Claims Process
The Debtors have received over 30,000 proofs of claim since the Petition Date. The Debtors continue their review and analysis of certain claims including litigation claims, trade creditor claims, non-qualified benefit plan claims, customer deposits and advances, along with other tax and regulatory claims, and therefore, the ultimate liability of the Debtors for such claims may differ from the amount recorded in LSTC. To the extent that the Debtors believe that such claims will be allowed by the Bankruptcy Court, the Debtors will continue to record the expected allowed amounts of such claims as LSTC. The determination of the expected allowed amount of a claim is based on many factors, including whether the Debtors are party to a settlement agreement with applicable claimholders or their representatives, and is not necessarily limited to information available to the Debtors. Claims covered by a settlement agreement include the Proposed Acthar Gel-Related Settlement and Amended Opioid-Related Litigation Settlement (collectively, the "Proposed Settlements"). See Restructuring Support Agreement section within this note for more information on settlement of these claims. As the Debtors continue to resolve claims, differences between those final allowed claims and the liabilities recorded in the consolidated balance sheet will be recognized as reorganization items, net in the Company's consolidated statements of operations as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in substantial adjustments to the Company's financial statements.

Reorganization items, net
Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court. Cash paid for reorganization items, net for fiscal 2020 was $8.7 million. Reorganization items, net from the Petition Date through December 25, 2020 include the following:

December 25, 2020
Professional fees	$51.1
Debt valuation adjustments	10.2
Adjustments of other claims	0.1
Total reorganization items, net	$61.4

3.	Summary of Significant Accounting Policies
Liabilities Subject to Compromise
As a result of the commencement of the Chapter 11 Cases, the payment of pre-petition liabilities is subject to compromise or other treatment pursuant to a plan of reorganization. The determination of how liabilities will ultimately be settled or treated cannot be made until the Bankruptcy Court confirms a Chapter 11 plan of reorganization and such plan becomes effective. Accordingly, the ultimate amount of such liabilities is not determinable at this time. Pre-petition liabilities that are subject to compromise are to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts currently classified as LSTC are preliminary and may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events.

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
Product sales are recognized when the customer obtains control of the Company's product. Control is transferred either at a point in time, generally upon delivery to the customer site, or in the case of certain of the Company's products, over the period in which the customer has access to the product and related services. Revenue recognized over time is based upon either consumption of the product or passage of time based upon the Company's determination of the measure that best aligns with how the obligation is satisfied. The Company's considerations of why such measures provide a faithful depiction of the transfer of its products are as follows:
•For those contracts whereby revenue is recognized over time based upon consumption of the product, the Company either has:
1.the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company's performance to date, for which the practical expedient to recognize in proportion to the amount it has the right to invoice has been applied, or
2.the remaining goods and services to which the customer is entitled is diminished upon consumption.
•For those contracts whereby revenue is recognized over time based upon the passage of time, the benefit that the customer receives from unlimited access to the Company's product does not vary, regardless of consumption. As a result, the Company's obligation diminishes with the passage of time; therefore, ratable recognition of the transaction price over the contract period is the measure that best aligns with how the obligation is satisfied.

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

	Fiscal Year
	2020	2019	2018
Shipping costs	$20.1	$17.6	$12.8

Research and Development
Internal research and development costs are expensed as incurred. Research and development ("R&D") expenses include salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, medical affairs and other costs.
From time to time, the Company has entered into licensing or collaborative agreements with third parties to develop a new drug candidate or intellectual property asset. These agreements may include R&D, marketing, promotion and selling activities to be performed by one or all parties involved. These collaborations generally include upfront, milestone and royalty or profit sharing payments contingent upon future events tied to the developmental and commercial success of the asset. In general, upfront and milestone payments made to third parties under these agreements are expensed as incurred up to the point of regulatory approval of the product. Milestone payments made to third parties upon regulatory approval are capitalized as an intangible asset and amortized to cost of sales over the estimated useful life of the related product.

Currency Translation
For the Company's non-U.S. subsidiaries that transact in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using fiscal year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the related month. The net effect of these translation adjustments is shown in the consolidated financial statements as a component of accumulated other comprehensive loss ("AOCI"). From time to time, the Company has entered into derivative instruments to mitigate the exposure of movements in certain of these foreign currency transactions. Gains and losses resulting from foreign currency transactions are included in net loss.

Cash and Cash Equivalents
The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity to the Company of three months or less, as cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects an estimate of losses inherent in the Company's accounts receivable portfolio determined on the basis of historical experience, current facts and circumstances, reasonable and supportable forecasts and other available evidence. Accounts receivable are written off when management determines they are uncollectible. Trade accounts receivable are also presented net of reserves related to chargebacks and rebates payable to customers with whom the Company has trade accounts receivable and the right of offset exists.

Inventories
Inventories are recorded at the lower of cost or net realizable value, primarily using the first-in, first-out convention. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors.

Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Depreciation for property, plant and equipment, other than land and construction in process, is generally based upon the following estimated useful lives, using the straight-line method:

Buildings	10	to	45 years
Leasehold improvements	1	to	20 years
Capitalized software	1	to	10 years
Machinery and equipment	1	to	20 years
 The Company capitalizes certain computer software and development costs incurred in connection with developing or obtaining software for internal use.
Upon retirement or other disposal of property, plant and equipment, the cost and related amount of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in net loss.
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
Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term as of the commencement date. As the Company's leases do not generally provide an implicit rate, the Company utilized its incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. The Company used the incremental borrowing rate as of December 29, 2018 for leases that commenced prior to that date. Most leases include one or more options to terminate or renew, with renewal terms that can extend the lease term from one to five years. The exercise of lease renewal options is at the Company's sole discretion. Termination and renewal options are included within the lease assets and liabilities only to the extent they are reasonably certain. Refer to Note 4 for further information regarding the adoption of the lease accounting standard in fiscal 2019.

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

Goodwill and Other Intangible Assets
During fiscal 2018, the Company's annual goodwill impairment analysis resulted in the recognition of a full goodwill impairment of $3,672.8 million related to the Specialty Brands reporting unit. As a result, the Company did not have a goodwill balance during fiscal 2020 and 2019. Prior to this full impairment, the Company tested goodwill on the first day of the fourth quarter of each year for impairment or whenever events or changes in circumstances indicated that the carrying value may not be recoverable. Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. The Company tests goodwill for impairment on the first day of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test is comprised of comparing the carrying value of a reporting unit to its estimated fair value. The Company estimates the fair value of a reporting unit through internal analyses and valuation, utilizing an income approach (a level three measurement technique) based on the present value of future cash flows. The fair value of the Company's reporting units is reconciled to its share price and market capitalization as a corroborative step. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize the excess of the carrying value over the fair value as a goodwill impairment loss.
Intangible assets acquired in a business combination are recorded at fair value, while intangible assets acquired in other transactions are recorded at cost. Intangible assets with finite useful lives are subsequently amortized, generally using the straight-line method, over the estimated useful lives of the assets. The estimated useful lives of the Company's intangible assets as of December 25, 2020 were the following:

Completed technology	9	to	25 years
License agreements			30 years
Trademarks	22	to	30 years
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
The Company determines whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50.0% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not expected to be realized on the uncertain tax position, an income tax liability, or a reduction to a deferred tax asset is established. Interest and penalties on income tax obligations, associated with uncertain tax positions, are included in the provision for income taxes.
The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across the Company's global operations. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from current estimates of the tax liabilities. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when it is determined that the liabilities are no longer necessary. Refer to Note 9 for further information regarding the classification of such amounts in the consolidated balance sheets.

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
The FASB issued ASU 2016-02, "Leases," in February 2016. This ASU was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. The FASB subsequently issued additional ASUs to clarify the guidance of ASU 2016-02 ("Topic 842"), as amended. The Company adopted this standard as of day 1 of fiscal 2019 utilizing the modified transition approach expedient which allows an entity to elect not to recast its comparative periods in the period of adoption. In addition, the Company elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company also elected the hindsight practical expedient to determine the lease term for existing leases. Adoption of the new standard resulted in the recording of additional lease assets and corresponding liabilities of $83.1 million and $99.7 million, respectively, as of December 29, 2018. Refer to Note 13 for further details on the Company's leases.
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
Product Sales Revenue
 See Note 22 for presentation of the Company's net sales by product family.
Reserves for variable consideration
On November 16, 2020, the Debtors received final approval from the Bankruptcy Court to continue customer programs during the pendency of the Chapter 11 Cases. The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 29, 2017	$327.4	$34.5	$14.7	$376.6
Provisions	2,281.3	39.3	66.9	2,387.5
Payments or credits	(2,254.4)	(39.8)	(64.5)	(2,358.7)
Balance as of December 28, 2018	354.3	34.0	17.1	405.4
Provisions	2,347.3	22.2	68.2	2,437.7
Payments or credits	(2,405.8)	(27.8)	(72.1)	(2,505.7)
Balance as of December 27, 2019	295.8	28.4	13.2	337.4
Provisions	2,065.9	28.9	59.5	2,154.3
Provision for Medicaid lawsuit (Note 20) (1)	536.0	—	—	536.0
Payments or credits	(2,701.2)	(30.7)	(60.4)	(2,792.3)
Balance as of December 25, 2020 (1)	$196.5	$26.6	$12.3	$235.4
(1)Excludes the $105.1 million that is reflected as a component of operating expenses as it represents a pre-acquisition contingency related to the portion of the liability that arose from sales of Acthar Gel prior to the Company’s acquisition of Questcor in August 2014. See Note 20 for further detail on the status of the Medicaid lawsuit.

Product sales transferred to customers at a point in time and over time were as follows:

	Fiscal Year
	2020	2019	2018
Product sales transferred at a point in time	78.9%	81.8%	82.9%
Product sales transferred over time	21.1	18.2	17.1

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 25, 2020:

Fiscal 2021	$125.2
Fiscal 2022	62.3
Fiscal 2023	28.0
Thereafter	0.6

Costs to fulfill a contract
As of December 25, 2020 and December 27, 2019, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations, was $25.8 million and $26.5 million, respectively, and was classified in property, plant and equipment, net, on the consolidated balance sheets. The associated depreciation expense recognized during fiscal 2020 and 2019 was $5.5 million and $6.7 million, respectively.

Product Royalty Revenues
  As part of the Company's acquisition of Sucampo Pharmaceuticals, Inc. ("Sucampo") in fiscal 2018, as discussed in further detail in Note 7, it acquired an arrangement under which the Company licenses certain rights to Amitiza to a third party in exchange for royalties on net sales of the product. The Company recognizes such royalty revenue as the related sales occur. The royalty rates consist of several tiers ranging from 18.0% to 26.0% with the royalty rate resetting every year. The associated royalty revenue recognized during fiscal 2020, 2019 and 2018 was $70.3 million, $81.3 million and $81.3 million, respectively.

Contract Liabilities
The following table reflects the balance of the Company's contract liabilities at the end of the respective periods:

	December 25, 2020	December 27, 2019
Accrued and other current liabilities	$2.7	$5.6
Other liabilities	0.4	0.6
Contract liabilities	$3.1	$6.2
Revenue recognized during fiscal 2020 and 2019 from amounts included in contract liabilities at the beginning of the period was approximately $5.1 million and $13.7 million, inclusive of the Company's wholly owned subsidiary BioVectra Inc. ("BioVectra), prior to the completion of the sale of this business in November 2019.

6.	Discontinued Operations and Divestitures
Discontinued Operations
Nuclear Imaging: The Company received a total of $9.0 million, $9.0 million and $15.0 million in contingent consideration in fiscal 2020, 2019 and 2018, respectively, related to the 2017 sale of the Nuclear Imaging business, consisting primarily of the issuance of $9.0 million par value non-voting preferred equity certificates in fiscal 2020, 2019 and 2018, with an additional $6.0 million cash payment in fiscal 2018. The preferred equity certificates accrued interest at a rate of 10.0% per annum and were redeemable on the retirement date of July 27, 2025, or earlier if elected by the issuer, for cash at a price equal to the par value and any accrued but unpaid interest. Interest was able to be paid on an annual basis in additional preferred equity certificates. The receipt of the preferred equity certificates are presented as a non-cash investing activity on the consolidated statements of cash flows for fiscal 2020, 2019 and 2018. On December 4, 2020, the issuer elected to redeem 100% of the outstanding preferred equity certificates, and the Company received a cash payment of $32.5 million, which included $29.8 million for the outstanding preferred equity certificates and $2.7 million for accrued interest receivable through the redemption date. In addition, during fiscal 2020, a tax benefit of $18.1 million, comprised of tax and interest on unrecognized tax benefits related to the Nuclear Imaging business, was recognized due to a lapse of statute of limitations.

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
PreveLeak/Recothrom: In March 2018, the Company completed the sale of a portion of its Hemostasis business, inclusive of its PreveLeak™ Surgical Sealant ("PreveLeak") and RECOTHROM® Thrombin topical (Recombinant) ("Recothrom") products to Baxter International Inc. ("Baxter") for approximately $185.0 million, with a base payment of $153.0 million, inclusive of existing inventory and subject to a closing inventory adjustment, with the remainder in potential future milestones. Baxter assumed other expenses, including contingent liabilities associated with PreveLeak. During fiscal 2018, the Company recorded a loss on the sale of $0.8 million, which excluded any potential proceeds from future milestones, in the event they are achieved and reflected a post-sale closing inventory adjustment of $13.7 million. During fiscal 2020, the Company recorded a $16.5 million gain on divestiture related to certain commercial milestones for the Recothrom product.
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
Business Acquisitions
Sucampo Pharmaceuticals, Inc.
In February 2018, the Company acquired Sucampo through the acquisition of all the outstanding common stock of Sucampo. Consideration for the transaction consisted of approximately $1.2 billion, including the assumption of Sucampo's third-party debt ("the Sucampo Acquisition"). The acquisition was funded through the issuance of a $600.0 million aggregate principal amount of senior secured term loan, a $900.0 million borrowing under the Company's revolving credit facility, as discussed further in Note 15, and cash on hand. Sucampo's primary commercialized product was Amitiza, a leading global product in the branded constipation market. Through this acquisition, the Company acquired VTS-270, a Phase 3 development product for Niemann-Pick Type C, a complicated, ultra-rare neurodegenerative disease that typically presents in childhood and is ultimately fatal. Also acquired was an option to exercise a collaborative agreement with Cancer Prevention Pharmaceuticals ("CPP") associated with the development of CPP-1X/sulindac, a Phase 3 development product for Familial Adenomatous Polyposis.
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

Fair Value Allocation
The following amounts represent the allocation of the fair value of the identifiable assets acquired and liabilities assumed for the Sucampo acquisition:

Cash	$149.6
Accounts receivable	35.7
Inventory	153.2
Intangible assets (1)	919.5
Goodwill (non-tax deductible) (2)	248.6
Other assets, current and non-current	25.8
Total assets acquired	1,532.4
Current liabilities	109.4
Other liabilities (non-current)	33.3
Deferred tax liabilities, net (non-current)	175.8
Debt	366.3
Total liabilities assumed	684.8
Net assets acquired	$847.6
(1)During fiscal 2019, the Company recognized a full impairment of the IPR&D asset related to VTS-270 of $274.5 million. Refer to Note 14 for further information.
(2)Refer to Note 14 for further information relating to the full goodwill impairment recorded in fiscal 2018.

The following reconciles the total consideration to net assets acquired:

Total consideration, net of cash	$698.0
Plus: cash assumed in acquisition	149.6
Net assets acquired	$847.6
Intangible assets acquired consist of the following:

Intangible Asset Acquired	Amount	Amortization Period	Discount Rate	Segment
Completed technology - Amitiza	$634.0	9 years	14.0%	Specialty Brands
Completed technology - Other (1)	11.0	8 years	14.0	Specialty Brands
In-process research and development - VTS-270 (2)	274.5	Non-Amortizable	15.0	Specialty Brands
(1)During fiscal 2019, the intellectual property related to this intangible asset was sold, and therefore is no longer reflected in the Company's consolidated balance sheet as of December 27, 2019.
(2)During fiscal 2019, the Company recognized a full impairment of the IPR&D asset related to VTS-270 of $274.5 million.
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
Financial Results - The amount of net sales in the Company's consolidated statements of operations related to the Sucampo were $192.9 million, $217.2 million and $190.5 million for fiscal 2020, 2019 and 2018, respectively. The amount of operating income for fiscal 2020 and operating losses for fiscal 2019 and 2018 included in the Company's consolidated statement of operations were $65.3 million, $210.6 million and $369.1 million, respectively. Included within the Sucampo operating results was the full impairment of the VTS-270 intangible asset in fiscal 2019 and a charge for the goodwill allocated to Sucampo at the time of acquisition as a result of the full goodwill impairment in fiscal 2018. Also included within the fiscal 2020, 2019 and 2018 results was $70.4 million, $70.9 million and $62.9 million of amortization associated with intangibles recognized from this acquisition, respectively, and zero, $10.0 million and $118.8 million of expense associated with fair value adjustments of acquired inventory, respectively. During fiscal 2020, 2019 and 2018, the Company in total recognized zero, $10.0 million and $120.8 million, respectively, of expense associated with fair value adjustments of acquired inventory. This expense was included within cost of sales.

Acquisition-Related Costs - Acquisition-related costs incurred for each of the acquisitions discussed above were as follows:

	Fiscal Year
Acquisition-related costs	2019	2018
Sucampo	$5.2	$4.2
Other	0.6	2.2
Total acquisition-related costs	$5.8	$6.4

License Agreements
Silence Therapeutics
In July 2019, the Company entered into a license and collaboration agreement with Silence Therapeutics plc ("Silence") that will allow the companies to develop and commercialize ribonucleic acid interference ("RNAi") drug targets designed to inhibit the complement cascade, a group of proteins that are involved in the immune system and that play a role in the development of inflammation. These proteins are known to contribute to the pathogenesis of many diseases, including autoimmune disease. Under the terms of the agreement, the Company will obtain an exclusive worldwide license to Silence's C3 complement asset with options to license up to two additional complement-targeted assets in Silence's preclinical complement-directed RNAi development program. Silence will be responsible for preclinical activities, and for executing the development program of each asset until the end of Phase 1, after which the Company will assume clinical development and responsibility for global commercialization. The Company has since exercised its option on the two additional target assets.
During fiscal 2019, the Company provided Silence an upfront payment of $20.0 million with cash on hand, which was recorded within R&D expense, and gained an exclusive worldwide license to Silence's C3 complement asset. In fiscal 2020, Silence also received $2.0 million for each exercise of the second and third options to expand the total C3 target assets to three. Silence is also eligible to receive up to $10.0 million in research milestones for each target asset, in addition to funding for Phase 1 clinical development including good manufacturing practice (GMP) manufacturing. Silence will be responsible for preclinical activities, and for executing the development program until the end of Phase 1, after which the Company will assume clinical development and responsibility for global commercialization. If approved, Silence could receive up to $563.0 million per target asset in commercial milestone payments and tiered low double-digit to high-teen royalties on net sales for approved products.

Ofirmev
As part of the acquisition of Cadence Pharmaceuticals, Inc. ("Cadence" or "Cadence Acquisition") in March 2014, the Company acquired the exclusive development and commercialization rights to Ofirmev® (acetaminophen) injection ("Ofirmev") in the U.S. and Canada, as well as the rights to the patents and technology, which were originally in-licensed by Cadence from Bristol-Myers Squibb Company ("BMS") in March 2006. BMS sublicensed these rights to Cadence under a license agreement with SCR Pharmatop S.A., and the Company has the right to grant sublicenses to third parties. Under this license agreement, the Company made the final milestone payment of $15.0 million in fiscal 2018. In addition, the Company is obligated to pay royalties on sales of the product. During fiscal 2020, 2019 and 2018, the Company paid royalties of $66.1 million, $69.8 million and $76.9 million, respectively, which were recorded within cost of sales on the consolidated statements of operations.

Advanced Accelerator Applications
In 2007, the Company's Nuclear Imaging business entered into a license agreement with BioSynthema, Inc. ("BioSynthema"), which was subsequently amended in 2010 when Advanced Accelerator Applications ("AAA") acquired BioSynthema. Pursuant to the amended agreement, upon the first commercial sale of Lutathera® ("Lutathera"), AAA is to provide the Company with a royalty based on net sales of the product through January 1, 2020. In early 2018, the FDA approved Lutathera for treatment of gastroenteropancreatic neuroendocrine tumors and commercial sales commenced. During fiscal 2019 and 2018, in relation to this agreement, the Company recognized royalty income of $39.0 million and $15.5 million, respectively, which was recognized within other income, net in the consolidated statements of operations.

8.	Restructuring and Related Charges
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

Net restructuring and related charges by segment were as follows:

	Fiscal Year
	2020	2019	2018
Specialty Brands	$0.1	$(13.7)	$54.6
Specialty Generics	0.1	10.0	5.3
Corporate	49.6	2.0	48.3
Restructuring and related charges, net	49.8	(1.7)	108.2
Less: accelerated depreciation	(12.3)	—	(5.2)
Restructuring charges, net	$37.5	$(1.7)	$103.0

Net restructuring and related charges by program from continuing operations are comprised of the following:

	Fiscal Year
	2020	2019	2018
2018 Program	$52.0	$9.8	$5.2
2016 Program	(0.3)	(10.6)	71.6
Acquisition programs	(1.9)	(0.9)	31.4
Total programs	49.8	(1.7)	108.2
Less: non-cash charges, including accelerated depreciation	(23.8)	—	(5.2)
Total charges expected to be settled in cash	$26.0	$(1.7)	$103.0

The following table summarizes cash activity for restructuring reserves, substantially all of which related to contract termination costs, employee severance and benefits and exiting of certain facilities:

	2018 Program	2016 Program	Acquisition Programs	Total
Balance as of December 29, 2017	$—	$14.7	$0.8	$15.5
Charges from continuing operations	2.2	76.9	29.9	109.0
Changes in estimate from continuing operations	—	(5.3)	(0.7)	(6.0)
Cash payments	—	(23.4)	(22.2)	(45.6)
Reclassifications	—	(1.9)	—	(1.9)
Balance as of December 28, 2018	2.2	61.0	7.8	71.0
Charges from continuing operations	11.2	4.0	0.1	15.3
Changes in estimate from continuing operations	(1.4)	(14.6)	(1.0)	(17.0)
Cash payments	(9.3)	(13.1)	(2.4)	(24.8)
Reclassifications (1)	—	(5.0)	(4.3)	(9.3)
Currency translation and other	—	(1.0)	—	(1.0)
Balance as of December 27, 2019	2.7	31.3	0.2	34.2
Charges from continuing operations	28.6	0.1	—	28.7
Changes in estimate from continuing operations	(0.4)	(0.4)	(1.9)	(2.7)
Cash payments	(20.1)	(30.7)	(0.2)	(51.0)
Reclassifications (2)	(10.0)	—	—	(10.0)
Currency translation and other	0.2	(0.3)	1.9	1.8
Balance as of December 25, 2020	$1.0	$—	$—	$1.0
(1)Represents the reclassification of lease liabilities, net to lease liabilities and lease assets, which are reflected within other liabilities and other assets on the consolidated balance sheet, due to the adoption of ASU 2016-02.
(2)Represents the reclassification of certain restructuring reserve balances to LSTC as a result of the Company rejecting certain of its executory contracts.

As of December 25, 2020, net restructuring and related charges incurred cumulative to date were as follows:

	2018 Program (1)	2016 Program (2)
Specialty Brands	$3.0	$68.1
Specialty Generics	10.1	14.6
Corporate	53.9	28.6
	$67.0	$111.3
(1)There is no specified time period associated with this restructuring program.

(2)The 2016 Program was completed in fiscal 2020.
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

9.	Income Taxes
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The CARES Act was a response to the market volatility and instability resulting from the novel coronavirus ("COVID-19") pandemic. It includes provisions to support individuals and businesses in the form of loans, grants, and tax changes among other types of relief. Estimates of the effects of the changes to the U.S. tax code have been incorporated into the Company’s fiscal 2020 provision for income taxes, as applicable.
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
As a result of the CARES Act, the Company is able to carryback a portion of its prior year and estimated current year U.S. Federal NOLs resulting in anticipated cash tax refunds recorded as $177.8 million of current receivable and $136.6 million of non-current receivable. These refunds are subject to review and audit by the Internal Revenue Service ("IRS"), and the timing of the receipt of the refunds by the Company is dependent upon the actions of the IRS. A tax benefit of $281.5 million has been recognized in fiscal 2020. The carryback of the U.S. Federal NOLs has an ancillary effect on the Company’s unrecognized tax benefits, as disclosed below.
On July 15, 2020, the activities of the Company's principal executive offices were relocated from the United Kingdom ("U.K.") to Ireland, which resulted in a change in the Company's tax residence to Ireland. Mallinckrodt plc has always been and remains incorporated in Ireland. Relocation of Mallinckrodt plc’s tax residence to Ireland allows the Company to mitigate the potential impacts of the U.K.’s departure from the European Union and aligns with the Company's commercial activity in Ireland. The Company continues to be subject to taxation in various tax jurisdictions worldwide. Accordingly, in fiscal 2020 the Company will report the Irish tax jurisdiction as the Company's domestic jurisdiction using an Irish statutory tax rate of 12.5% versus the U.K. statutory rate of 19.0%, and the international jurisdiction for fiscal 2020 will represent areas outside the Irish tax jurisdiction. There is no material financial impact to this change.
The domestic and international components(1) of loss from continuing operations before income taxes were as follows:

	Fiscal Year
	2020	2019	2018
Domestic	$(656.9)	$(75.3)	$(233.7)
International	(303.9)	(1,516.2)	(3,818.3)
Total	$(960.8)	$(1,591.5)	$(4,052.0)
(1) Domestic reflects Ireland in fiscal 2020, and U.K. in fiscal 2019 and 2018.

Significant components(1) of income taxes related to continuing operations are as follows:

	Fiscal Year
	2020	2019	2018
Current:
Domestic	$0.1	$0.1	$(0.2)
International	(375.4)	21.7	113.0
Current income tax (benefit) provision	(375.3)	21.8	112.8
Deferred:
Domestic	102.2	(1.1)	1.4
International	282.0	(605.0)	(544.3)
Deferred income tax provision (benefit)	384.2	(606.1)	(542.9)
Total	$8.9	$(584.3)	$(430.1)
(1) Domestic reflects Ireland in fiscal 2020, and U.K. in fiscal 2019 and 2018.
The domestic current income tax provision reflects a tax benefit of $0.2 million, $1.2 million and $8.5 million from using NOL carryforwards for fiscal 2020, 2019 and 2018, respectively. For fiscal 2020, domestic reflects Ireland; and for fiscal 2019 and 2018, domestic reflects the U.K. The international current income tax provision reflects a tax benefit of $33.4 million, $0.9 million and $13.7 million from using NOL carryforwards for fiscal 2020, 2019 and 2018, respectively. The fiscal 2020 international current income tax provision also includes a tax benefit of $1.0 million related to refundable credits and a tax benefit of $281.5 million related to carryback claims. The international credit utilization is comprised of credit carryforwards.
As further discussed in Note 1, the Company concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of issuance of the consolidated financial statements. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, the Company recorded an increase in a valuation allowance of $204.9 million against its beginning net deferred tax assets.
During fiscal years 2020, 2019 and 2018, net cash payments for income taxes were $39.9 million, $30.7 million and $12.4 million, respectively.
The reconciliation between domestic income taxes at the statutory rate and the Company's provision for income taxes on continuing operations is as follows:

	Fiscal Year
	2020	2019	2018
Benefit for income taxes at domestic statutory income tax rate (1)	$(120.1)	$(302.4)	$(770.1)
Adjustments to reconcile to income tax provision:
Rate difference between domestic and international jurisdictions (2)	(315.3)	(206.3)	(235.7)
Adjustments to accrued income tax liabilities and uncertain tax positions	14.7	(12.4)	60.1
Interest and penalties on accrued income tax liabilities and uncertain tax positions	2.0	(6.3)	13.1
Credits, principally research and orphan drug (3)	(11.2)	(13.5)	(25.9)
Impairments non deductible	—	—	788.7
Permanently nondeductible and nontaxable items (4)	2.8	98.1	7.2
Divestitures (5)	—	9.6	(2.7)
U.S. Tax Reform (6)	(281.5)	—	(8.5)
Legal entity reorganization (7)	82.0	(212.8)	(256.0)
Separation costs	8.4	—	—
Reorganization items, net	8.8	—	—
Other	0.1	—	(0.3)
Valuation allowances (4)	618.2	61.7	—
Provision (benefit) for income taxes	$8.9	$(584.3)	$(430.1)
(1)The statutory tax rate reflects the Irish statutory tax rate of 12.5% for fiscal 2020, and the U.K. statutory tax rate of 19.0% for fiscal 2019 and 2018.
(2)For fiscal 2019 and fiscal 2018, includes the impact of certain recurring valuation allowances for domestic and international jurisdictions.
(3)For fiscal 2019, the research and orphan drug credits decreased primarily as a result of the impact of the Tax Cut and Jobs Act of 2017 ("TCJA"). For fiscal 2018, these credits increased in conjunction with the Company's increased investment in qualified research.
(4)For fiscal 2020, an expense of $204.9 million was included as a discrete valuation allowance on certain net deferred tax assets that were no longer more likely than not realizable, as explained further above. For fiscal 2019, the valuation allowances and permanently nondeductible and nontaxable item were primarily driven by the impact from the opioid-related litigation settlement charge. Refer to Note 20 for further discussion. Additional valuation allowance impacts are netted within other line items, as referenced in the associated footnotes.
(5)The Company completed the sale of its wholly owned subsidiary BioVectra in November 2019 and a portion of its Hemostasis business during fiscal 2018.

(6)For fiscal 2020, the Company has recognized a tax benefit as a result of the CARES Act. Associated unrecognized tax benefit and valuation allowance are netted within this line. For fiscal 2018, the Company completed its analysis of the TCJA and recognized an additional tax benefit to the original estimate recorded in fiscal 2017.
(7)Associated unrecognized tax benefit and valuation allowance are netted within this line.

The rate difference between domestic and international jurisdictions changed from $206.3 million of tax benefit to $315.3 million of tax benefit for fiscal 2019 to fiscal 2020, respectively. Of the $109.0 million increase in the tax benefit, $92.7 million of the increase results from presenting the impact of recurring valuation allowances within the rate difference between domestic and international jurisdictions in fiscal 2019 and within valuation allowances in fiscal 2020 and an increase of $48.9 million is attributable to the Medicaid lawsuit; partially offset by a $79.0 million decrease attributable to the fiscal 2019 gain on debt extinguishment, a $60.9 million decrease attributable to the fiscal 2019 opioid-related settlement charge and a $30.0 million decrease attributable to changes in operating income. The remaining $137.3 million increase is predominately attributable to the change in the referenced rate from the U.K. statutory rate of 19.0% to the Irish statutory rate of 12.5%.
The rate difference between domestic and international jurisdictions changed from $235.7 million of tax benefit to $206.3 million of tax benefit for fiscal 2018 to fiscal 2019, respectively. The $29.4 million decrease in the tax benefit included a $101.0 million decrease attributable to the non-restructuring impairment charges, a $45.8 million decrease attributable to changes in operating income, a $20.2 million decrease attributable to divestitures; partially offset by an increase of $76.7 million attributable to the gain on debt extinguishment and $60.9 million attributable to the opioid-related settlement charge.
During fiscal 2020, the Company commenced the reorganization of its intercompany financing and associated asset and legal entity ownership in preparation for and in response to the Chapter 11 bankruptcy filing, described in Note 2. As a result, the Company recognized current income tax expense of $17.9 million and deferred income tax expense of $64.1 million with a corresponding net increase to deferred tax liabilities.
The following table summarizes the activity related to the Company's unrecognized tax benefits, excluding interest:

	Fiscal Year
	2020	2019	2018
Balance at beginning of period	$398.6	$287.7	$182.5
Additions related to current year tax positions	71.1	123.5	19.6
Additions related to prior period tax positions	9.8	19.2	125.1
Reductions related to prior period tax positions	(14.2)	(5.7)	(32.7)
Settlements	(80.3)	(1.0)	(2.0)
Lapse of statute of limitations	(36.0)	(25.1)	(4.8)
Balance at end of period	$349.0	$398.6	$287.7

Unrecognized tax benefits, excluding interest, were reported in the following consolidated balance sheet captions in the amounts shown:

	December 25, 2020	December 27, 2019
Other assets (1)	$256.4	$204.7
Other income tax liabilities	83.2	193.9
Deferred income taxes	9.4	—
	$349.0	$398.6
(1)Included as a reduction to deferred tax assets.
Included within total unrecognized tax benefits as of December 25, 2020, December 27, 2019 and December 28, 2018 were $85.9 million, $395.9 million and $275.8 million, respectively, of unrecognized tax benefits, which if favorably settled would benefit the effective tax rate, of which approximately $20.0 million would be reported in discontinued operations in fiscal 2019 and 2018. The remaining unrecognized tax benefits are reflected as the write-off of related other tax assets. If these unrecognized tax benefits were recognized, they would be offset by a valuation allowance in fiscal 2020. During fiscal 2020, due to a lapse of the statute of limitations, $18.1 million of tax and interest on unrecognized tax benefits related to the Nuclear Imaging business were eliminated, and a benefit of $18.1 million was recorded in discontinued operations within the consolidated statement of operations. During fiscal 2020, the Company recorded $23.7 million of additional interest and penalties through tax provision and decreased accrued interest and penalties by $39.9 million related to prior period reductions, settlements and lapse of statute of limitations. During fiscal 2019 and 2018, the Company had a net decrease of interest and penalties activity of $4.2 million and a net increase of interest and penalties activity of $30.0 million, respectively. The total amount of accrued interest and penalties related to uncertain tax positions was $16.7 million, $32.9 million and $37.1 million, respectively.

It is reasonably possible that within the next twelve months the unrecognized tax benefits could decrease by up to $25.7 million and the amount of related interest and penalties could decrease by up to $6.9 million as a result of payments or releases due to the resolution of examinations, appeals and litigation, and the expiration of various statutes of limitation.
In August 2020, a settlement was reached with the IRS related to the audit of Mallinckrodt Hospital Products Inc.'s ("MHP") (formerly known as Cadence Pharmaceuticals, Inc. ("Cadence")) tax year ended September 26, 2014. Cadence was acquired as a U.S. subsidiary in March 2014. Following the acquisition of Cadence, the Company transferred certain rights and risks in the Ofirmev intellectual property ("Transferred IP") to one of its wholly owned non-U.S. subsidiaries. The transfer occurred at a price determined in conjunction with external advisors, in accordance with applicable Treasury Regulations and with reference to the $1,329.0 million taxable consideration the Company paid to the shareholders of Cadence. The IRS asserted the transfer price of the Transferred IP was understated. The settlement increased the transfer price of the Transferred IP, resulting in an increase to taxable income of $356.5 million and underpayment interest of $11.8 million. The increase to taxable income was satisfied through a noncash offset against the Company’s U.S. Federal NOLs and interest expense for the tax year ended September 25, 2020, while the underpayment interest was satisfied through a cash payment of $11.8 million. The Company was adequately reserved for this item; therefore there were no impacts to the consolidated statement of operations for fiscal 2020.
Certain of the Company's subsidiaries continue to be subject to examination by taxing authorities. The earliest open years subject to examination for various jurisdictions, including Ireland, the U.S., Japan, Luxembourg, Switzerland and the U.K. are from 2013 to present and the earliest open year for the U.S. state tax jurisdictions is 2009.
Income taxes payable, including uncertain tax positions and related interest accruals, was reported in the following consolidated balance sheet captions in the amounts shown:

	December 25, 2020	December 27, 2019
Accrued and other current liabilities	$26.5	$15.0
Other income tax liabilities	100.1	227.1
	$126.6	$242.1
Tax receivables were included in the following consolidated balance sheet captions in the amounts shown:

	December 25, 2020	December 27, 2019
Other assets	$139.4	$3.1
Prepaid expenses and other current assets	188.7	8.0
	$328.1	$11.1
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred tax asset (liability) at the end of each fiscal year were as follows:

	December 25, 2020	December 27, 2019
Deferred tax assets:
Tax loss and credit carryforward	$4,026.0	$2,263.4
Capital tax loss carryforward and related assets	1,600.1	—
Intangible assets	—	981.2
Opioid-related litigation settlement liability	269.3	273.7
Excess interest	150.7	81.5
Other	294.9	200.4
	6,341.0	3,800.2
Deferred tax liabilities:
Intangible assets	(191.2)	(139.4)
Investment in partnership	(74.8)	(178.9)
Other	(44.8)	(46.3)
	(310.8)	(364.6)
Net deferred tax asset before valuation allowances	6,030.2	3,435.6
Valuation allowances	(6,110.8)	(3,131.5)
Net deferred tax (liability) assets	$(80.6)	$304.1
The net deferred tax asset before valuation allowances increased from $3,435.6 million as of December 27, 2019 to $6,030.2 million as of December 25, 2020 due to a $1,157.0 million increase to tax loss and credit carryforwards predominately related to current and prior years' operational activity, a $1,048.4 million increase associated with the reorganization of the Company's intercompany financing and associated asset and legal entity ownership, a $282.6 million increase associated with the amortization of intangible assets, and a $165.8 million decrease associated with the CARES Act. The $1,048.4 million increase associated with the reorganization of the Company's intercompany financing and associated asset and legal entity ownership includes an increase in capital tax loss carryforwards and related assets of $1,600.1 million, an increase in tax loss and credit carryforwards of $605.6 million, an increase related to a reduction to the investment in partnership deferred tax liability of $103.6 million, an increase to other deferred tax assets of $15.5 million, and a decrease to intangible assets of $1,276.4 million.
The deferred tax asset valuation allowances of $6,110.8 million and $3,131.5 million as of December 25, 2020 and December 27, 2019, respectively, relate both to the Company's substantial doubt about its ability to continue as a going concern, as well as the uncertainty of the utilization of certain deferred tax assets, driven by domestic and international net operating and capital losses, credits, intangible assets and the opioid-related settlement liability.
Deferred taxes were reported in the following consolidated balance sheet captions in the amounts shown:

	December 25, 2020	December 27, 2019
Other assets	$—	$315.1
Deferred income taxes	(80.6)	(11.0)
Net deferred tax (liability) asset	$(80.6)	$304.1

As of December 25, 2020, the Company had approximately $3,908.8 million of NOL carryforwards in certain international jurisdictions measured at the applicable statutory rates, of which $1,832.2 million have no expiration and the remaining $2,076.6 million will expire in future years through 2041. The Company had $32.9 million of domestic NOL carryforwards measured at the applicable statutory rates at December 25, 2020, which have no expiration date.
As of December 25, 2020, the Company had $179.8 million of capital loss carryforwards in certain international jurisdictions measured at the applicable statutory rates, which will expire in future years through 2025. As of December 25, 2020, the Company had approximately $1,194.9 million of domestic capital loss carryforwards measured at the applicable statutory rates, which have no expiration date.
As of December 25, 2020, the Company also had $84.3 million of tax credits available to reduce future income taxes payable, in international jurisdictions, of which $2.3 million have no expiration and the remainder will expire in future years through 2041.
As of December 25, 2020, the Company's financial reporting basis in subsidiaries that may be subject to tax was in excess of its corresponding tax basis by $15.1 million. Such excess amount is considered to be indefinitely reinvested and it is not practicable to determine the cumulative amount of tax liability that would arise if this indefinitely reinvested amount were realized due to a variety of factors including the complexity of the Company's legal entity structure as well as the timing, extent, and nature of any hypothetical realization.

10.	Loss per Share

Loss per share is computed by dividing net loss by the number of weighted-average shares outstanding during the period. Dilutive securities, including participating securities, have not been included in the computation of loss per share as the Company reported a net loss from continuing operations during all periods presented below and therefore, the impact would be anti-dilutive.
The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Fiscal Year
	2020	2019	2018
Basic	84.5	83.9	84.0

The computation of diluted weighted-average shares outstanding for fiscal 2020, 2019 and 2018 excluded approximately 5.6 million, 6.3 million and 3.3 million, respectively, shares of equity award because the effect would have been anti-dilutive.

11.	Inventories
Inventories were comprised of the following at the end of each period:

	December 25, 2020	December 27, 2019
Raw materials	$58.1	$62.7
Work in process	200.7	166.5
Finished goods	86.1	82.9
Inventories	$344.9	$312.1

12.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	December 25, 2020	December 27, 2019
Land	$43.6	$43.4
Buildings	416.9	363.6
Capitalized software	134.0	142.2
Machinery and equipment	1,260.4	1,157.0
Construction in process	56.0	193.9
	1,910.9	1,900.1
Less: accumulated depreciation	(1,077.8)	(1,003.6)
Property, plant and equipment, net	$833.1	$896.5

Depreciation expense was as follows:

	Fiscal Year
	2020	2019	2018
Depreciation expense	$114.0	$97.7	$111.9

13.	Leases
As a result of the Chapter 11 Cases, certain of the Company's lease liabilities were classified as LSTC as of December 25, 2020 due to rejection of executory contracts. Refer to Note 2 for further information on LSTC.
Lease assets and liabilities related to the Company's operating leases are reported in the following consolidated balance sheet captions:

	December 25, 2020	December 27, 2019
Other assets	$58.6	$83.5

Accrued and other current liabilities	$13.0	$19.2
Other liabilities	28.0	70.2
Other current and non-current liabilities subject to compromise	31.9	—
Total lease liabilities	$72.9	$89.4

Dependent on the nature of the leased asset, lease expense is included within cost of sales or SG&A. The primary components of lease expense were as follows:

	Fiscal Year
	2020	2019
Lease cost:
Operating lease cost	$21.2	$21.3
Short-term lease cost	1.1	3.5
Variable lease cost	3.1	—
Total lease cost	$25.4	$24.8
Prior to the adoption of Topic 842, rental expense under facility, vehicle and equipment operating leases was $24.8 million for fiscal 2018.
Lease terms and discount rates were as follows:

	December 25, 2020	December 27, 2019
Weighted-average remaining lease term (in years) - operating lease	6.1	6.6
Weighted-average discount rate - operating leases	3.9%	3.8%

Contractual maturities of operating lease liabilities as of December 25, 2020 were as follows:

Fiscal 2021	$20.3
Fiscal 2022	16.7
Fiscal 2023	13.6
Fiscal 2024	10.8
Fiscal 2025	7.9
Thereafter	22.8
Total lease payments	92.1
Less: Interest	(19.2)
Present value of lease liabilities	72.9
Less: Amounts reclassified to liabilities subject to compromise	(31.9)
Present value of lease liabilities not subject to compromise	$41.0

Other supplemental cash flow information related to leases were as follows:

	Fiscal Year
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23.1	$23.2
Lease assets obtained in exchange for lease obligations:
Operating leases	6.9	7.3

14.	Goodwill and Intangible Assets
2018 Goodwill Impairment Analysis
During fiscal 2018, the Company's annual goodwill impairment analysis resulted in the recognition of a full goodwill impairment of $3,672.8 million related to the Specialty Brands reporting unit. The Company performed its annual goodwill impairment analysis for the Specialty Brands reporting unit as of the first day of the fourth quarter. The Company's 2018 annual assessment first considered its internally developed future cash flows, which reflect the Company's overall strategy, future growth and value proposition. At the time of this analysis there continued to be a disparity between the Company's anticipated future performance and present uncertainty reflected in its market capitalization, driven by a sustained decrease in its share price. The Company determined that its share price had been adversely affected primarily by uncertainties regarding patient withdrawal issues impacting net sales of Acthar Gel, ongoing INOmax® (nitric oxide) gas, for inhalation ("INOmax") patent litigation and the perceived value of its various pipeline products.

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

Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	December 25, 2020		December 27, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,394.6	$4,586.6	$10,456.9	$3,822.8
License agreements	120.1	78.1	120.1	74.1
Trademarks	77.7	23.5	77.7	20.1
Total	$10,592.4	$4,688.2	$10,654.7	$3,917.0
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	245.3		245.3
Total	$280.3		$280.3

The Company recorded impairment charges totaling $63.5 million, $388.0 million and $220.3 million during fiscal 2020, 2019 and 2018, respectively. The valuation method used to approximate fair value in each of these periods was based on the estimated discounted cash flows for the respective asset. The fiscal 2020 impairment charge relates to the Ofirmev product, discussed further below. The fiscal 2019 impairment charges included $274.5 million related to VTS-270, primarily driven by continued regulatory challenges, and $113.5 million related to stannsoporfin as a result of the Company ending the development program. The 2018 impairment charges primarily related to the MNK-1411 intangible asset a result of lower than previously anticipated pricing assumptions.

Ofirmev
Since the Company's acquisition of Ofirmev in March 2014, the related completed technology intangible asset had been amortized using the straight-line method over a useful life of eight years. As the product drew nearer to loss of exclusivity, the Company was better positioned to reliably determine the pattern in which the remaining economic benefits of the intangible asset were consumed. As a result, during the three months ended March 29, 2019, the Company concluded that the sum of the years digits method, an accelerated method of amortization, would more accurately reflect the consumption of the economic benefits over the remaining useful life of the asset.
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
The Company determined the fair value of the Ofirmev intangible asset using the income approach, a level three measurement technique. For purposes of determining fair value, the Company made various assumptions regarding estimated future cash flows, the discount rate and other factors in determining the fair value of the intangible asset. The Company's projections in relation to the

Ofirmev intangible asset included long-term net sales and operating income at lower than historical levels. These changes in assumptions resulted in a fair value of the Ofirmev intangible asset that was less than its net book value. Therefore, the Company recorded an impairment charge of $63.5 million. The intangible asset is fully amortized as of December 25, 2020.

Terlipressin
During September 2020, the FDA issued a Complete Response Letter ("CRL") regarding the Company's New Drug Application ("NDA") seeking approval for the investigational agent terlipressin to treat adults with hepatorenal syndrome type 1 ("HRS-1"). The CRL stated that, based on the available data, the agency cannot approve the terlipressin NDA in its current form and requires more information to support a positive risk-benefit profile for terlipressin for patients with HRS-1.
In response to receipt of the CRL, the Company had an End of Review Meeting on October 26, 2020 and a Type A Meeting on January 29, 2021 with the FDA where both parties engaged in constructive dialogue in an effort to clarify a viable path to approval and the Company expects to have clarity on this path in 2021. As the Company continues to engage with the FDA over the coming months, it will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated in-process research and development asset of $81.0 million included within intangible assets, net on the consolidated balance sheets as of December 25, 2020 and December 27, 2019.
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

Intangible asset amortization expense was as follows:

	Fiscal Year
	2020	2019	2018
Amortization expense	$771.2	$853.4	$740.2

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Fiscal 2021	$581.1
Fiscal 2022	581.1
Fiscal 2023	581.1
Fiscal 2024	581.1
Fiscal 2025	579.6

15.	Debt
The commencement of the Chapter 11 Cases above constituted an event of default under certain of the Company’s debt agreements. Accordingly, all debt not reclassified as LSTC with original long-term stated maturities was classified as current on the consolidated balance sheet as of December 25, 2020. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. See Note 2 for further information.
Debt was comprised of the following at the end of each period:

	December 25, 2020		December 27, 2019
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Principal	Unamortized Discount and Debt Issuance Costs
Secured debt:
Term loan due September 2024	$1,505.2	$12.3	$1,520.8	$15.7
Term loan due February 2025	399.5	5.0	403.6	6.2
10.00% first lien senior notes due April 2025	495.0	7.7	—	—
10.00% second lien senior notes due April 2025	322.9	8.0	322.9	9.9
Revolving credit facility	900.0	1.7	900.0	3.1
Total secured debt	3,622.6	34.7	3,147.3	34.9
Unsecured debt:
4.875% senior notes due April 2020	—	—	614.8	0.6
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% senior notes due August 2022	610.3	—	610.3	3.7
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% senior notes due April 2023	133.7	—	133.7	0.8
5.625% senior notes due October 2023	514.7	—	514.7	4.4
5.50% senior notes due April 2025	387.2	—	387.2	3.6
Total unsecured debt:	1,660.7	—	2,275.5	13.1
Total debt, prior to reclassification to liabilities subject to compromise	5,283.3	34.7	5,422.8	48.0
Less: Current portion	(3,622.6)	(34.7)	(634.5)	(0.9)
Less: Amounts reclassified to liabilities subject to compromise (2)	(1,660.7)	—	—	—
Total long-term debt, net of current portion	$—	$—	$4,788.3	$47.1
(1)As a result of the Company's Chapter 11 Cases, the Company expensed $10.2 million of unamortized discount and debt issuance costs, net, recorded in reorganization items, net in the consolidated statement of operations for fiscal 2020.
(2)In connection with the Company’s Chapter 11 Cases, $1,660.7 million outstanding unsecured debt instruments have been reclassified to LSTC in the Company's consolidated balance sheet as of December 25, 2020. Up to the Petition Date, the Company continued to accrue interest expense in relation to these debt instruments reclassified to LSTC.
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
In August 2014, MIFSA and Mallinckrodt CB LLC ("MCB") ("the Issuers") issued $900.0 million aggregate principal amount of 5.75% senior unsecured notes due August 2022 ("the 2022 Notes”). The 2022 Notes are guaranteed by Mallinckrodt plc and each of its subsidiaries that guarantee the obligations under the Senior Secured Credit Facilities (as defined below). The 2022 Notes are subject to an indenture that contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the indenture could result in the acceleration of the 2022 Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Mallinckrodt plc and its subsidiaries. The Issuers may redeem some or all of the 2022 Notes at specified redemption prices. The Issuers are obligated to offer to repurchase the 2022

Notes at a price of (a) 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) 100% of their principal amount plus accrued and unpaid interest of net proceeds from certain asset sales. These obligations are subject to certain qualifications and exceptions. The Company pays interest on the 2022 Notes semiannually in arrears on February 1st and August 1st of each year, which commenced on February 1, 2015.
In April 2015, in connection with the Company's acquisition of Ikaria, Inc. ("Ikaria"), MIFSA and MCB issued $700.0 million aggregate principal amount of 4.875% senior unsecured notes due April 2020 ("the 2020 Notes") and $700.0 million aggregate principal amount of 5.50% senior unsecured notes due April 2025 ("the 2025 Notes", and together with the 2020 Notes, the "Ikaria Notes"). The Ikaria Notes are guaranteed by Mallinckrodt plc and each of its subsidiaries that guarantee the obligations under the Senior Secured Credit Facilities (as defined below), which following the acquisition of Ikaria includes Compound Holdings II, Inc. (or its successors) and its U.S. subsidiaries. The Ikaria Notes are subject to an indenture that contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the indenture could result in the acceleration of the Ikaria Notes and could cause a cross-default that could result in the acceleration of other indebtedness of the Company. The Issuers may redeem some or all of the 2025 Notes prior to April 15, 2020 by paying a “make-whole” premium. The Issuers may redeem some or all of the (i) 2020 Notes and (ii) 2025 Notes on or after April 15, 2020, in each case, at specified redemption prices. The Issuers are obligated to offer to repurchase the Ikaria Notes (a) at a price of 101% of their respective principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) at a price of 100% of their respective principal amount plus accrued and unpaid interest of net proceeds from certain asset sales. These obligations are subject to certain qualifications and exceptions. The Company pays interest on the Ikaria Notes semiannually on April 15th and October 15th of each year, which commenced on October 15, 2015.
In September 2015, in connection with the Company's acquisition of Therakos, Inc. ("Therakos"), MIFSA and MCB issued $750.0 million aggregate principal amount of 5.625% senior unsecured notes due October 2023 (the “October 2023 Notes”). The October 2023 Notes are guaranteed by Mallinckrodt plc and each of its subsidiaries under the Senior Secured Credit Facilities (as defined below), which following the acquisition of Therakos, includes TGG Medical Solutions, Inc. (or its successors) and its U.S. subsidiaries. The October 2023 Notes are subject to an indenture that contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the indenture could result in the acceleration of the October 2023 Notes and could cause a cross-default that could result in the acceleration of other indebtedness of the Company. The issuers may call some or all of the October 2023 Notes at specified redemption prices. The issuers may also redeem all, but not less than all, of the October 2023 Notes at any time at a price of 100% of their principal amount, plus accrued and unpaid interest, if any, in the event the issuers become obligated to pay additional amounts as a result of changes affecting certain withholding tax laws applicable to payments on the October 2023 Notes. The Issuers are obligated to offer to repurchase the October 2023 Notes (a) at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) at a price of 100% of their principal amount plus accrued and unpaid interest of net proceeds from certain asset sales. These obligations are subject to certain qualifications and exceptions. The Company pays interest on the October 2023 Notes semiannually on April 15th and October 15th of each year, which commenced on April 15, 2016.
In February 2017, MIFSA and MCB refinanced certain then-outstanding outstanding term loans. The refinanced term loan had an initial aggregate principal amount of $1,865.0 million, is due September 2024 and, pursuant to its terms, bears interest at a per annum rate equal to LIBOR plus 2.75%, subject to certain adjustments (the "2017 Term Loan"). The 2017 Term Loan requires quarterly principal amortization payments in an amount equal to 0.25% of the original principal balance of the 2017 Term Loan, which may be reduced by making optional prepayments. The quarterly principal amortization is payable on the last day of each calendar quarter, which commenced on June 30, 2017, with the remaining balance due September 2024.
In conjunction with the term loan refinancing, MIFSA and MCB entered into a $900.0 million revolving credit facility that matures on February 28, 2022 (the "Revolving Credit Facility"), replacing, and increasing the commitments under, an existing revolving credit facility. The Revolving Credit Facility bears interest at a per annum rate equal to LIBOR plus 2.25% and contains a $50.0 million letter of credit provision, of which none had been issued as of December 25, 2020. Unused commitments on the Revolving Credit Facility are subject to an annual commitment fee, which was 0.275% as of December 25, 2020, and the fee applied to outstanding letters of credit is based on the interest rate applied to borrowings. The Revolving Credit Facility added certain wholly owned subsidiaries of the Company as borrowers, in addition to MIFSA and MCB.
In July 2017, Mallinckrodt Securitization S.à r.l. ("Mallinckrodt Securitization"), a wholly owned special purpose subsidiary of the Company, entered into a $250.0 million accounts receivable securitization facility ("the Receivable Securitization") with PNC Bank, National Association, as administrative agent, and Mallinckrodt LLC, a wholly owned subsidiary of the Company, as initial servicer (the "Servicer"). Loans under the Receivable Securitization bore interest (including facility fees) at a rate equal to one month LIBOR rate plus a margin of 0.90%. In July 2019, the Company repaid all $200.0 million of then-outstanding obligations under the Receivables Securitization. Upon payment in full of such outstanding obligations under the Receivable Securitization, the $250.0 million receivables securitization program was automatically terminated (including (i) the Receivable Securitization, (ii) the Amended and Restated Purchase and Sale Agreement, dated as of July 28, 2017 (as amended, the "Purchase and Sale Agreement"), among certain wholly owned subsidiaries of the Company, the Servicer, and Mallinckrodt Securitization, (iii) the Sale Agreements (together, the "Sale Agreements"), between Mallinckrodt LLC and certain subsidiaries of the Company and (iv) all agreements and documents entered into in connection therewith, and all security interests, liens or other rights securing the receivables securitization program were automatically released and terminated. Certain indemnification and other obligations in the Receivable Securitization, the Purchase and Sale Agreement, the Sale Agreements and the documents related thereto, which by their terms expressly survive termination of such documents, will survive the termination of Mallinckrodt Securitization's receivables securitization program.
In February 2018, in connection with the Sucampo Acquisition, MIFSA and MCB issued a $600.0 million senior secured term loan due February 2025 (the "2018 Term Loan"). Pursuant to its terms, the 2018 Term Loan bears interest at a per annum rate equal to LIBOR plus 3.00%, subject to certain potential adjustments. The 2018 Term Loan requires quarterly principal amortization payments in an amount equal to 0.25% of the original principal balance of the 2018 Term Loan, which may be reduced by making optional prepayments. The quarterly principal amortization is payable on the last day of each calendar quarter, which commenced on June 30, 2018.
The 2017 Term Loan, 2018 Term Loan and Revolving Credit Facility (collectively "the Senior Secured Credit Facilities") are fully and unconditionally guaranteed by Mallinckrodt plc, certain of its direct or indirect wholly owned U.S. subsidiaries and each of its direct or indirect wholly owned subsidiaries that owns directly or indirectly any such wholly owned U.S. subsidiaries and certain of its other subsidiaries (collectively, "the Guarantors"). The Senior Secured Credit Facilities are secured by a security interest in certain assets of MIFSA, MCB and the Guarantors. The Senior Secured Credit Facilities contain customary affirmative and negative covenants, which include, among other things, restrictions on the Company's ability to declare or pay dividends, create liens, incur additional indebtedness, enter into sale and lease-back transactions, make investments, dispose of assets and merge or consolidate with any other person.
In December 2019, upon the terms and conditions set forth in a confidential offering memorandum dated November 5, 2019, the Issuers, completed private offers to exchange (the "2019 Exchange Offers") (i) $83.2 million of the 2020 Notes issued by the Issuers for $70.2 million of new 10.00% Second Lien Senior Secured Notes due April 2025 to be issued by the Issuers (the "Second Lien Notes") and (ii) $52.9 million of the 2022 Notes, $216.4 million of the April 2023 Notes, $144.7 million of the October 2023 Notes and $208.9 million of the 2025 Notes issued by the Issuers (collectively, and together with the 2020 Notes, the "Existing Notes") for $252.7 million of Second Lien Notes. The Second Lien Notes are subject to an indenture that contains customary covenants and events of default (subject in certain cases to customary grace and cure periods). The Second Lien Notes are secured by a second lien security interest in all collateral that currently secures the Senior Secured Credit Facilities, subject to certain exceptions. The Second Lien Notes are guaranteed by each entity that currently guarantees Mallinckrodt plc's senior secured notes, subject to certain exceptions. The Issuers may redeem any or all of the Second Lien Notes at any time at specified redemption prices. The Issuers are obligated to (a) offer to repurchase all of the Second Lien Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, upon the occurrence of certain change of control events and (b) offer to repurchase Second Lien Notes with the net proceeds of certain asset sales at a price equal to 100% of their principal amount plus accrued and unpaid interest, if any. These obligations are subject to certain qualifications and exceptions.
The Company accounted for the 2019 Exchange Offers as a debt extinguishment, which resulted in the extinguishment of $383.2 million of principal of Existing Notes and the transfer of $322.9 million of Existing Notes to Second Lien Notes. The exchanges also resulted in the capitalization of $10.1 million of deferred financing fees related to the Second Lien Notes. In conjunction with the exchanges, the Company recorded a gain on debt extinguishment of $377.4 million primarily associated with retiring a portion of its Existing Notes at less than face value, net of the write-off of associated deferred financing fees of $4.9 million.
On April 7, 2020, the Company, Mallinckrodt International Finance S.A. and Mallinckrodt CB LLC (the "Exchange Issuers") entered into an exchange agreement (the “Exchange Agreement”) with certain third parties (collectively, the “Exchanging Holders”). Pursuant to the Exchange Agreement, the Exchanging Holders agreed to exchange with the Exchange Issuers, on April 7, 2020, their holdings of 2020 Notes (consisting of approximately $495.0 million aggregate principal amount of the 2020 Notes) for new 10.00% First Lien Senior Secured Notes due 2025 issued by the Exchange Issuers (the “First Lien Notes”), at a rate of $1,000 of First Lien Notes for every $1,000 of 2020 Notes exchanged (such exchange, the “Exchange”). The Exchange Issuers and Exchanging Holders consummated the Exchange on April 7, 2020.
The First Lien Notes are subject to an indenture that contains customary covenants and events of default (subject in certain cases to customary grace and cure periods). The First Lien Notes are secured by a first lien security interest in all collateral that currently secures the Senior Secured Credit Facilities, subject to certain exceptions. The First Lien Notes are guaranteed by each entity that currently guarantees the Senior Secured Credit Facilities, subject to certain exceptions. The Issuers may redeem any or all of the First Lien Notes at any time at specified redemption prices. The Issuers are obligated to (a) offer to repurchase all of the First Lien Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, upon the occurrence of certain change of control events and (b) offer to repurchase First Lien Notes with the net proceeds of certain asset sales at a price equal to 100% of their principal amount plus accrued and unpaid interest, if any. These obligations are subject to certain qualifications and exceptions.
On April 15, 2020, the Company paid in full the remaining approximately $119.8 million in principal amount of outstanding 2020 Notes at the maturity thereof with cash on hand.

As of December 25, 2020, the applicable interest rate and outstanding borrowings on the Company's variable-rate debt instruments were as follows:

	Applicable interest rate (1)	Outstanding borrowings
Term loan due September 2024	5.50%	$1,505.2
Term loan due February 2025	5.75	399.5
Revolving credit facility	4.47	900.0
(1)Includes the incremental 200 basis points related to the cash adequate protection payments. Refer Note 2 for further information.
The commencement of the Chapter 11 Cases on October 12, 2020 constituted an event of default under certain of the Company's debt agreements. Accordingly, all long-term debt not subject to compromise was classified as current on the consolidated balance sheet as of December 25, 2020. The Company's stated long-term debt principal maturity amounts as of December 25, 2020 are as follows:

Fiscal 2021	$24.6
Fiscal 2022	1,540.4
Fiscal 2023	672.5
Fiscal 2024	1,457.6
Fiscal 2025	1,588.2

16.	Retirement Plans
Defined Benefit Plans
The Company sponsors a number of defined benefit retirement plans covering certain of its U.S. employees and non-U.S. employees. As of December 25, 2020, U.S. plans represented 32.8% of the Company's remaining projected benefit obligation. The Company generally does not provide postretirement benefits other than retirement plan benefits for its employees; however, certain of the Company's U.S. employees participate in postretirement benefit plans that provide medical benefits. These plans are unfunded.
On November 16, 2020, the Debtors received approval from the Bankruptcy Court to maintain foreign pension benefit plans and certain postretirement benefit plans during the pendency of the Chapter 11 Cases. As such, these obligations are not classified as LSTC on the consolidated balance sheet as of December 25, 2020. For further information refer to Note 2.
The net periodic benefit cost (credit) for the Company's pension and postretirement benefit plans was as follows:

	Pension Benefits			Postretirement Benefits
	Fiscal Year			Fiscal Year
	2020	2019	2018	2020	2019	2018
Service cost	$0.2	$0.1	$0.2	$—	$—	$—
Interest cost	0.5	0.7	0.6	1.2	1.6	1.5
Amortization of net actuarial loss	0.7	0.5	0.5	—	—	0.1
Amortization of prior service cost (credit)	0.1	0.2	0.1	(2.1)	(2.1)	(2.1)
Loss (gain) on plan settlements	—	—	0.1	—	—	(0.7)
Net periodic benefit cost (credit)	$1.5	$1.5	$1.5	$(0.9)	$(0.5)	$(1.2)

The following table represents the changes in benefit obligations and the net amounts recognized on the consolidated balance sheets for pension and postretirement benefit plans at the end of each period:

	Pension Benefits		Postretirement Benefits
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Change in benefit obligations:
Projected benefit obligations at beginning of year	$27.0	$26.1	$40.5	$39.8
Service cost	0.2	0.1	—	—
Interest cost	0.5	0.7	1.2	1.6
Actuarial loss	1.8	2.3	1.2	1.7
Benefits and administrative expenses paid	(1.5)	(1.7)	(2.8)	(2.6)
Plan settlements	(0.1)	(0.2)	—	—
Currency translation	1.5	(0.3)	—	—
Projected benefit obligations at end of year	$29.4	$27.0	$40.1	$40.5

	Pension Benefits		Postretirement Benefits
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Amounts recognized on the consolidated balance sheet:
Current liabilities	$0.8	$1.8	$1.9	$3.3
Non-current liabilities	18.9	25.2	15.5	37.2
Liabilities subject to compromise	9.7	—	22.7	—
Net amount recognized on the consolidated balance sheet	$29.4	$27.0	$40.1	$40.5

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(11.8)	$(10.1)	$(2.0)	$(0.8)
Prior service (cost) credit	(0.1)	(0.2)	3.8	5.9
Net amount recognized in accumulated other comprehensive loss	$(11.9)	$(10.3)	$1.8	$5.1

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost (credit) in fiscal 2021 are as follows:

	Pension Benefits	Postretirement Benefits
Amortization of net actuarial loss	$0.9	$0.2
Amortization of prior service cost (credit)	0.1	(2.1)

Actuarial Assumptions
Weighted-average assumptions used each period to determine net periodic benefit cost for the Company's pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal Year			Fiscal Year
	2020	2019	2018	2020	2019	2018
Discount rate	2.8%	4.0%	3.3%	1.3%	2.0%	1.9%
Rate of compensation increase	—%	—%	—%	2.5%	2.5%	2.5%

Weighted-average assumptions used each period to determine benefit obligations for the Company's pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal Year			Fiscal Year
	2020	2019	2018	2020	2019	2018
Discount rate	1.8%	2.8%	4.0%	1.0%	1.3%	2.0%
Rate of compensation increase	—%	—%	—%	2.5%	2.5%	2.5%
For the Company's unfunded U.S. plans, the discount rate is based on the market rate for a broad population of AA-rated (Moody's Investor Services, Inc. or Standard & Poor's Corporation) corporate bonds over $250.0 million. For the Company's U.S. plans that were funded in prior periods, the discount rate was based on the estimated final settlement discount rates based on quotes received from a group of well-rated insurance carriers who are active in the single premium group annuity marketplace. The group of insurance carriers are rated A or better by AM best.
The weighted-average discount rate used to determine net periodic benefit credit and obligations for the Company's postretirement benefit plans were as follows:

	Fiscal Year
	2020	2019	2018
Net periodic benefit credit	3.0%	4.1%	3.4%
Benefit obligations	2.0%	3.0%	4.1%

Healthcare cost trend assumptions for postretirement benefit plans were as follows:

	December 25, 2020	December 27, 2019
Healthcare cost trend rate assumed for next fiscal year	5.8%	5.8%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%
Fiscal year the ultimate trend rate is achieved	2038	2038

Contributions
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which the Company operates, as well as to make discretionary voluntary contributions from time to time. In fiscal 2020 and 2019, the Company made $1.6 million and $1.9 million in contributions, respectively, to the Company's pension plans.

Expected Future Benefit Payments
Benefit payments expected to be paid, reflecting future expected service as appropriate, were as follows:

	Pension Benefits	Postretirement Benefits
Fiscal 2021	$2.0	$3.4
Fiscal 2022	1.7	3.0
Fiscal 2023	1.7	2.9
Fiscal 2024	1.7	2.8
Fiscal 2025	1.6	2.7
Fiscal 2026 - 2030	7.3	11.8

Defined Contribution Retirement Plans
The Company maintains one active tax-qualified 401(k) retirement plan and one active non-qualified deferred compensation plan in the U.S. The 401(k) retirement plan provides for an automatic Company contribution of 3% of an eligible employee's pay, with an additional Company matching contribution generally equal to 50.0% of each employee's elective contribution to the plan up to 8% of the employee's eligible pay. The deferred compensation plan permits eligible employees to defer a portion of their compensation. Total defined contribution expense related to continuing operations was $26.0 million, $21.9 million and $25.3 million for fiscal 2020, 2019 and 2018, respectively.

Rabbi Trusts and Other Investments
The Company maintains several rabbi trusts, the assets of which are used to pay retirement benefits. The rabbi trust assets are subject to the claims of the Company's creditors in the event of the Company's insolvency. Plan participants are general creditors of the Company with respect to these benefits. The trusts primarily hold life insurance policies and debt and equity securities, the value of which is included in other assets on the consolidated balance sheets. Note 21 provides additional information regarding the debt and equity securities. During fiscal 2019, a portion of these policies were liquidated. The carrying value of the 61 and 62 life insurance contracts held by these trusts was $45.0 million and $43.8 million as of December 25, 2020 and December 27, 2019, respectively. These contracts had a total death benefit of $92.7 million and $94.0 million as of December 25, 2020 and December 27, 2019, respectively. However, there are outstanding loans against the policies amounting to $23.2 million and $23.6 million as of December 25, 2020 and December 27, 2019, respectively.
The Company has insurance contracts that serve as collateral for certain of the Company's non-U.S. pension plan benefits. These insurance contracts totaled $7.3 million as of both December 25, 2020 and December 27, 2019, respectively. These amounts were included in other assets on the consolidated balance sheets.

17.	Equity
Preferred Shares
Mallinckrodt is authorized to issue 500,000,000 preferred shares, par value of $0.20 per share, none of which were issued or outstanding at December 25, 2020. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to these shares may be determined by Mallinckrodt's Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preferred shares then outstanding would, if issued on such terms that they carry a preferential distribution entitlement on liquidation, be entitled to payment to them of the amount for which the preferred shares were subscribed and any unpaid dividends prior to any payment to the ordinary shareholders.

Share Repurchases
From time to time, the Company's Board of Directors have authorized share repurchase programs. The details of the March 2017 Repurchase Program, which has no time limit or expiration date is as follows:

	Number of Shares	Amount
Authorized repurchase amount		$1,000.0
Repurchases:
Fiscal 2017	13,490,448	380.6
Fiscal 2018	3,610,968	55.2
Fiscal 2019	—	—
Fiscal 2020	—	—
Remaining amount available		$564.2
The Company also repurchases shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, the Company repurchases shares to settle certain option exercises. The Company spent $0.4 million, $2.6 million and zero to acquire shares in connection with equity-based awards in fiscal 2020, 2019 and 2018, respectively.

18.	Share Plans
Total share-based compensation cost was $25.3 million, $33.8 million and $34.6 million for fiscal 2020, 2019 and 2018, respectively. These amounts are generally included within SG&A expenses in the consolidated statements of operations. The Company recognized a related tax benefit associated with this expense of zero, $1.2 million and zero in fiscal 2020, 2019 and 2018, respectively.

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

As of December 25, 2020, all equity awards held by the Company's employees were converted from equity awards issued by Questcor, acquired during fiscal 2014, or granted under the aforementioned plans.
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
Share option activity and information was as follows:

	Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 29, 2017	4,643,984	$57.78
Granted	3,159,521	13.92
Exercised	(39,949)	32.00
Expired/Forfeited	(756,505)	52.63
Outstanding as of December 28, 2018	7,007,051	38.74
Granted	1,378,175	22.09
Exercised	(45,324)	20.67
Expired/Forfeited	(1,449,202)	34.80
Outstanding as of December 27, 2019	6,890,700	36.39
Expired/Forfeited	(820,988)	39.65
Outstanding as of December 25, 2020	6,069,712	35.95	2.7	$—

Vested and non-vested expected to vest as of December 25, 2020	5,660,657	36.11	6.3	$—
Exercisable as of December 25, 2020	3,923,668	43.22	3.1	—

As of December 25, 2020, there was $8.3 million of total unrecognized compensation cost related to non-vested share option awards, which is expected to be recognized over a weighted-average period of 1.8 years.
The grant-date fair value of share options has been estimated using the Black-Scholes pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The expected volatility assumption is based on the historical and implied volatility of the Company's peer group with similar business models. The expected life assumption is based on the contractual and vesting term of the share option, employee exercise patterns and employee post-vesting termination behavior. The expected annual dividend per share is based on the Company's current intentions regarding payment of cash dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The weighted-average assumptions used in the Black-Scholes pricing model for shares granted in fiscal 2019 and 2018, along with the weighted-average grant-date fair value, were as follows:

	Fiscal Year
	2019	2018
Expected share price volatility	45.8%	38.2%
Risk-free interest rate	2.2%	2.6%
Expected annual dividend per share	—%	—%
Expected life of options (in years)	5.3	5.3
Fair value per option	$9.66	$5.32

In fiscal 2019 and 2018, the total intrinsic value of options exercised was $0.3 million and $0.2 million, respectively, and the related tax benefit was $0.1 million for both periods, respectively.
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
RSU activity was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 29, 2017	1,105,766	$60.08
Granted	1,222,568	14.58
Exercised	(433,354)	57.93
Expired/Forfeited	(209,879)	44.38
Non-vested as of December 28, 2018	1,685,101	29.54
Granted	755,180	20.13
Exercised	(713,274)	35.29
Expired/Forfeited	(307,987)	24.81
Non-vested as of December 27, 2019	1,419,020	22.68
Exercised	(647,167)	24.23
Expired/Forfeited	(281,182)	22.11
Non-vested as of December 25, 2020	490,671	20.96

The total vest date fair value of Mallinckrodt RSUs vested during fiscal 2020 was $15.7 million. As of December 25, 2020, there was $6.4 million of total unrecognized compensation cost related to non-vested RSUs granted, which is expected to be recognized over a weighted-average period of 1.9 years.
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
During December 2020, all outstanding PSUs were cancelled by the Human Resources and Compensation Committee of the Company's Board of Directors.

PSU activity was as follows (1):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 29, 2017	504,451	$64.44
Granted	770,714	13.80
Forfeited	(89,614)	59.18
Vested	(24,022)	98.27
Non-vested as of December 28, 2018	1,161,529	28.61
Granted	448,363	32.46
Forfeited	(414,387)	30.54
Non-vested as of December 27, 2019	1,195,505	23.85
Forfeited	(1,195,505)	23.85
Non-vested as of December 25, 2020	—	—
(1)    The number of shares disclosed within this table are at the target number of 100.0%.
The Company generally uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards. The assumptions used in the Monte Carlo model for PSUs granted during each year were as follows:

	Fiscal Year
	2019	2018
Expected stock price volatility	55.2%	56.9%
Peer group stock price volatility	41.3%	39.1%
Correlation of returns	47.8%	2.1%

Employee Stock Purchase Plans
Effective March 16, 2016, upon approval by the shareholders of Mallinckrodt, the Company adopted a new qualified Mallinckrodt Employee Stock Purchase Plan ("ESPP"). Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in the ESPP. Eligible employees authorize payroll deductions to be made to purchase shares at 15.0% below the market price at the beginning or end of an offering period. Employees are eligible to authorize withholdings such that purchases of shares may amount to $25,000 of fair market value for each calendar year as prescribed by the IRC Section 423. Mallinckrodt has elected to deliver shares by utilizing treasury stock accumulated by the Company. The ESPP was suspended effective June 30, 2019 and remains unavailable as of December 25, 2020.

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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in LSTC and other liabilities on the Company's consolidated balance sheets as of December 25, 2020 and December 27, 2019, respectively, was $15.4 million and $15.0 million, respectively, of which $12.7 million and $12.3 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value as of December 25, 2020 and December 27, 2019. As of December 25, 2020, the maximum future payments the Company could be required to make under these indemnification obligations was $70.2 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million and $18.9 million remained in restricted cash, included in other long-term assets on the consolidated balance sheets as of December 25, 2020 and December 27, 2019, respectively.
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
As of December 25, 2020, the Company had various other letters of credit, guarantees and surety bonds totaling $31.7 million and restricted cash of $37.4 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

20.	Commitments and Contingencies
The Company has purchase obligations related to commitments to purchase certain goods and services. As of December 25, 2020, such obligations were as follows:

Fiscal 2021	$4.7
Fiscal 2022	2.1
Fiscal 2023	2.1
Fiscal 2024	2.1
Fiscal 2025	2.1

The Company is subject to various legal proceedings and claims, including government investigations, environmental matters, product liability matters, patent infringement claims, personal injury, employment disputes, contractual disputes and other commercial disputes, including those described below. Although it is not feasible to predict the outcome of these matters, the Company believes, unless otherwise indicated below, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.
On October 12, the Company announced that Mallinckrodt plc and certain of its subsidiaries voluntarily initiated the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. As a result of initiating the Chapter 11 Cases, all litigation and proceedings against the Company have been automatically stayed, subject to certain limited exceptions. In addition, the Bankruptcy Court issued orders enjoining certain litigation against the Company and various individuals named in certain of the litigation described below that might otherwise be subject to such an exception. For further information about the Chapter 11 Cases, refer to Note 2.

Governmental Proceedings
Opioid-Related Matters
Since 2017, multiple U.S. states, counties, a territory, other governmental persons or entities and private plaintiffs have filed lawsuits against certain entities of the Company, as well as various other manufacturers, distributors, pharmacies, pharmacy benefit managers, individual doctors and/or others, asserting claims relating to defendants' alleged sales, marketing, distribution, reimbursement, prescribing, dispensing and/or other practices with respect to prescription opioid medications, including certain of the Company's products. As of March 10, 2021, the cases the Company is aware of include, but are not limited to, approximately 2,614 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 270 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers; approximately 124 cases filed by individuals; approximately six cases filed by schools and school boards; and 17 cases filed by the Attorneys General for New Mexico, Kentucky, Rhode Island, Georgia, Florida, Alaska, New York, Nevada, South Dakota, New Hampshire, Louisiana, Illinois, Mississippi, West Virginia, Puerto Rico, Ohio, and Idaho, with Idaho being the only state Attorney General to file in federal as opposed to state court. As of March 10, 2021, the Mallinckrodt defendants in these cases consist of Mallinckrodt plc and the following subsidiaries of Mallinckrodt plc: Mallinckrodt Enterprises LLC, Mallinckrodt LLC, SpecGx LLC, Mallinckrodt Brand Pharmaceuticals Inc., Mallinckrodt Inc., MNK 2011 Inc., and Mallinckrodt Enterprises Holdings, Inc. Certain of the lawsuits have been filed as putative class actions. On October 8, 2020, the State of Rhode Island filed a lawsuit against the Company's President and Chief Executive Officer ("CEO"), Mark C. Trudeau, asserting similar claims relating to the marketing and distribution of prescription opioid medications. Rhode Island has voluntarily agreed to a stay of the lawsuit against Mr. Trudeau.

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
Other lawsuits remain pending in various state courts. In some jurisdictions, certain of the state lawsuits have been consolidated or coordinated for pre-trial proceedings before a single court within their respective state court systems.
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
Opioid-Related Litigation Settlement. On February 25, 2020, the Company announced that it had reached an agreement in principle with a court-appointed plaintiffs' executive committee representing the interest of thousands of plaintiffs in the MDL and supported by a broad-based group of 48 state and U.S. Territory Attorneys General on the terms of a global settlement that would resolve all opioid-related claims against the Company and its subsidiaries (the "Opioid-Related Litigation Settlement"). The Opioid-Related Litigation Settlement contemplated the filing of voluntary petitions under Chapter 11 by the Specialty Generics Subsidiaries and the establishment of a trust for the benefit of plaintiffs holding opioid-related claims against the Company (the "Opioid Claimant Trust"). Furthermore, under the terms of the Opioid-Related Litigation Settlement, subject to court approval and other conditions, it was contemplated that, the Company would (1) make cash payments of $1,600.0 million in structured payments over eight years, beginning upon the Specialty Generics Subsidiaries’ emergence from the completed Chapter 11 case, the substantial majority of which would be expected to be contributed to the Opioid Claimant Trust and (2) issue warrants with an eight year term to the Opioid Claimant Trust exercisable at a strike price of $3.15 per share to purchase the Company’s ordinary shares that would represent approximately 19.99% of the Company's fully diluted outstanding shares, including after giving effect to the exercise of the warrants (the “Settlement Warrants”).
As a result of the Opioid-Related Litigation Settlement, the Company recorded an accrual for this contingency of $1,600.0 million related to the structured cash payments and $43.4 million related to the Settlement Warrants in the consolidated balance sheet as of December 27, 2019.
Amended Opioid-Related Litigation Settlement. In conjunction with the Company's Chapter 11 filing on October 12, 2020, the Company entered into a RSA which includes a proposed resolution of all opioid-related claims against the Company and its subsidiaries that supersedes the Opioid-Related Litigation Settlement, The RSA provides that, upon the Company’s emergence from the Chapter 11 process, subject to court approval and other conditions:
•Opioid claims would be channeled to one or more trusts, which would receive $1,600.0 million in structured payments consisting of (i) a $450.0 million payment upon the Company’s emergence from Chapter 11; (ii) a $200.0 million payment upon each of the first and second anniversaries of emergence; and (iii) a $150.0 million payment upon each of the third through seventh anniversaries of emergence with a one-year prepayment option at a discount for all but the first payment.
•Opioid claimants would also receive warrants for approximately 19.99% of the reorganized Company’s new outstanding shares, after giving effect to the exercise of the warrants, but subject to dilution from equity reserved under the management incentive plan, exercisable at any time on or prior to the seventh anniversary of the Company's emergence, at a strike price reflecting an aggregate equity value for the reorganized Debtors of $1,551.0 million (the "New Opioid Warrants").
•Upon commencing the Chapter 11 filing, the Company will comply with an agreed-upon operating injunction with respect to the operation of its opioid business.

As of December 25, 2020, the Company maintained an accrual for this contingency of $1,600.0 million and the New Opioid Warrants were ascribed no value. Refer to Note 21 for further information regarding the valuation of the New Opioid Warrants. For further information on the terms of this proposed resolution, refer to Note 2.
Other Opioid-Related Matters. In addition to the lawsuits described above, certain entities of the Company have received subpoenas and civil investigative demands ("CID(s)") for information concerning the sale, marketing and/or distribution of prescription opioid medications and the Company's suspicious order monitoring programs, including from the DOJ and the Attorneys General for Missouri, New Hampshire, Kentucky, Washington, Alaska, South Carolina, Puerto Rico, New York, West Virginia, Indiana, the Divisions of Consumer Protection and Occupational and Professional Licensing of the Utah Department of Commerce, and the New York State Department of Financial Services. The Company has been contacted by the coalition of State Attorneys General investigating the role manufacturers and distributors may have had in contributing to the increased use of opioids in the U.S. On January 27, 2018, the Company received a grand jury subpoena from the U.S. Attorneys' Office (“USAO”) for the Southern District of Florida for documents related to the distribution, marketing and sale of generic oxymorphone products. On April 17, 2019, the Company received a grand jury subpoena from the USAO for the Eastern District of New York ("EDNY") for documents related to the sales and marketing of controlled substances, the policies and procedures regarding controlled substances, and other related documents. On June 4, 2019, the Company received a rider from the USAO for EDNY requesting additional documents regarding the Company's anti-diversion program. On December 15, 2020, the Company received a subpoena from the Western District of Virginia for documents related to services provided by an outside consulting firm. The Company is responding or has responded to these subpoenas, CIDs and any informal requests for documents.
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

New York State Opioid Stewardship Act. On October 24, 2018, the Company filed suit in the U.S. District Court for the Southern District of New York against the State of New York, asking the court to declare New York State's Opioid Stewardship Act (“OSA”) unconstitutional and to enjoin its enforcement. On December 19, 2018, the court declared the OSA unconstitutional and granted the Company's motion for preliminary injunctive relief. On January 17, 2019, the State of New York appealed the court's decision. On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed in part the lower court’s judgment, finding that the lower court should have dismissed the Company’s (and other parties’) challenges to the OSA for lack of subject matter jurisdiction. Together with the other plaintiffs, we filed a petition for rehearing en banc to challenge the panel's decision, which was denied on December 18, 2020. On February 12, 2021, the Second Circuit granted the parties' request to stay the mandate. The parties plan to file a petition for certiorari with the Supreme Court. In April 2019, the State of New York passed its 2020 budget, which amended the OSA so that if the OSA decision is reversed on appeal, the OSA would apply only to the sale or distribution of certain opioids in New York for 2017 and 2018 and, effective July 1, 2019, imposed an excise tax on certain opioids.

Acthar Gel-Related Matters
SEC Subpoena. In August 2019, the Company received a subpoena from the SEC for documents related to the Company's disclosure of its dispute with the U.S. Department of Health and Human Services ("HHS") and CMS (together with HHS, the "Agency") concerning the base date average manufacturer price ("AMP") for Acthar Gel under the Medicaid Drug Rebate Program for Mallinckrodt's Acthar Gel, which is also the subject of litigation that the Company filed against the Agency (see Medicaid Lawsuit below). The Company is cooperating with the SEC's investigation, which is ongoing.
Medicaid Lawsuit. In May 2019, CMS issued a final decision directing the Company to revert to the original base date AMP used to calculate Medicaid drug rebates for Acthar Gel despite CMS having given the previous owner of the product, Questcor, written authorization in 2012 to reset the base date AMP. Upon receipt of CMS’s final decision, the Company filed suit in the D.C. District Court against the Agency under the Administrative Procedure Act seeking to have the decision declared unlawful and set aside. In March 2020, the Company received an adverse decision from the D.C. District Court. The Company immediately sought reconsideration by the D.C. District Court, which was denied. The Company then appealed the D.C. District Court’s decision to the D.C. Circuit. In June 2020, while its appeal remained pending, the Company was required to revert to the original base date AMP for Acthar in the government’s price reporting system.
As a result of this contingency, the Company incurred a retrospective one-time charge of $641.1 million (the "Acthar Gel Medicaid Retrospective Rebate"), of which $536.0 million and $105.1 million have been reflected as a component of net sales and operating expenses, respectively, in the consolidated statement of operations for fiscal 2020. The $105.1 million reflected as a component of operating expenses represents a pre-acquisition contingency related to the portion of the Acthar Gel Medicaid Retrospective Rebate that arose from sales of Acthar Gel prior to the Company’s acquisition of Questcor in August 2014. As of December 25, 2020, $638.9 million related to the Medicaid lawsuit was recorded within LSTC.
The D.C. Circuit heard argument on the merits of the Company's appeal in September 2020, prior to the Company's filing of the Chapter 11 Cases on October 12, 2020. At the joint request of the parties, the D.C. Circuit has agreed to hold the case in abeyance pending completion of the Proposed Acthar Gel-Related Settlement, which was conditioned upon the Company entering the Chapter 11 restructuring process. Pursuant to the Proposed Acthar Gel-Related Settlement, the Company has agreed to pay $260.0 million over seven years and to reset Acthar Gel’s Medicaid rebate calculation as of July 1, 2020, such that state Medicaid programs will receive 100% rebates on Acthar Gel Medicaid sales, based on current Acthar Gel pricing. Additionally, upon execution of the Proposed Acthar Gel-Related Settlement, the Company will dismiss its D.C. Circuit appeal. The Company expects that the Proposed Acthar Gel-Related Settlement will be completed over the next several months, subject to Bankruptcy Court approval.
Florida Civil Investigative Demand. In February 2019, the Company received a CID from the USAO for the Middle District of Florida for documents related to alleged payments to healthcare providers in Florida and whether those payments violated the Anti-Kickback Statute. The Company has cooperated with the investigation.
U.S. House Committee Investigation. In January 2019, the Company along with 11 other pharmaceutical companies, received a letter from the U.S. House Committee on Oversight and Reform requesting information relating to the Company's pricing strategy for Acthar Gel and related matters. The Company cooperated with the Committee's investigation. The Company's President and CEO Mark C. Trudeau accepted an invitation from the Committee to discuss the Company's pricing policies and modernization strategy for Acthar Gel at a hearing before the Committee, which took place on October 1, 2020.
Boston Civil Investigative Demand. In January 2019, the Company received a CID from the USAO for the District of Massachusetts for documents related to the Company's participation in the Medicaid Drug Rebate Program. The Company responded to the government's requests and cooperated with the investigation.
In March 2020, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint under the federal FCA ("Boston FCA") against the Company in which the DOJ and 32 states and territories have intervened alleging that the Company had failed to pay the correct amount of rebates for Acthar Gel. Other related legal proceedings involving the Company, including the litigation described as the Medicaid Lawsuit, are discussed above. The Company disagrees with the government's characterization of the facts and applicable law. The Company moved to dismiss the DOJ's Complaint in Intervention in July 2020 and moved to dismiss the complaint of the intervening states in September 2020. As previously disclosed, in the event that the Company does not prevail in its Medicaid lawsuit the potential for damages in this matter could be up to approximately $1,280.0 million, after subtracting out potential restitution, related to the Acthar Gel Medicaid Retrospective Rebate. The Company has not recognized an accrual for this contingency in its financial results for fiscal 2020.
As discussed above, on October 12, 2020, the Company announced the Proposed Acthar Gel-Related Settlement to resolve various Acthar Gel-related matters, which includes this associated Boston FCA lawsuit. The court administratively closed the case on November 4, 2020, upon the parties' joint request for a stay of the litigation due to the Proposed Acthar Gel-Related Settlement and Chapter 11 Cases.
Boston Subpoena. In December 2016, the Company received a subpoena from the USAO for the District of Massachusetts for documents related to the Company's payments to charitable foundations, the provision of financial and other support by charitable foundations to patients receiving Acthar Gel, and related matters. The Company has responded to these requests and cooperated in the investigation.
Questcor EDPA Qui Tam Litigation. In September 2012, Questcor received a subpoena from the USAO for the EDPA for information relating to its promotional practices related to Acthar Gel. The investigation eventually expanded to include Questcor's provision of financial and other support to patients, including through charitable foundations and related matters. The Company cooperated with the investigation. In March 2019, the U.S. District Court for the EDPA unsealed two qui tam actions involving the allegations under investigation by the USAO for the EDPA. The DOJ intervened in both actions, which were later consolidated. In September 2019, the Company executed a settlement agreement with the DOJ for $15.4 million and finalized settlements with the three qui tam plaintiffs. These settlements were paid during the three months ended September 27, 2019 and resolve the portion of the investigation and litigation involving Questcor's promotional practices related to Acthar Gel.
In June 2019, the DOJ filed its Complaint in Intervention in the litigation, alleging claims under the FCA based on Questcor's relationship with and donations to an independent charitable patient co-pay foundation. The Company disagrees with the DOJ's characterization of the facts and applicable law. In January 2020, the court denied the Company's motion to dismiss the Complaint in Intervention.
As discussed above, on October 12, 2020, the Company announced the Proposed Acthar Gel-Related Settlement to resolve various Acthar Gel-related matters, which includes this Questcor EDPA Qui Tam Litigation. On October 15, 2020, the court agreed to stay the proceedings, at the request of the parties, as they work towards completion of the Proposed Acthar Gel-Related Settlement.

Other Related Matters
Generic Pricing Subpoena. In March 2018, the Company received a grand jury subpoena issued by the U.S. District Court for the EDPA pursuant to which the Antitrust Division of the DOJ is seeking documents regarding generic products and pricing, communications with generic competitors and other related matters. The Company is in the process of responding to this subpoena and intends to cooperate in the investigation.
MNK 2011 Inc. (formerly known as Mallinckrodt Inc.) v. U.S. Food and Drug Administration and United States of America. In November 2014, the FDA reclassified the Company's Methylphenidate ER in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("the Orange Book"). In November 2014, the Company filed a Complaint in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the U.S. (the "MD Complaint") for judicial review of the FDA's reclassification. In July 2015, the court granted the FDA's motion to dismiss with respect to three of the five counts in the MD Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts (the “MD Order”). On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of the Company's Abbreviated New Drug Application ("ANDA") for Methylphenidate ER. On October 21, 2016, the U.S. Court of Appeals for the Fourth Circuit issued an order placing the Company's appeal of the MD Order in abeyance pending the outcome of the withdrawal proceedings. The parties exchanged documents and in April 2018, the Company filed its submission in support of its position in the withdrawal proceedings. A potential outcome of the withdrawal proceedings is that the Company's Methylphenidate ER products may lose their FDA approval and have to be withdrawn from the market.
Therakos® Subpoena. In March 2014, the USAO for the EDPA requested the production of documents related to an investigation of the U.S. promotion of Therakos® photopheresis ("Therakos") drug/device system UVADEX/UVAR XTS and UVADEX/CELLEX (collectively, the "Therakos System"), for indications not approved by the FDA, including treatment of patients with graft versus host disease ("GvHD") and solid organ transplant patients, including pediatric patients. The investigation also includes Therakos' efforts to secure FDA approval for additional uses of, and alleged quality issues relating to, UVADEX/UVAR. In August 2015, the USAO for the EDPA sent Therakos a subsequent request for documents related to the investigation and has since made certain related requests. The Company responded to these requests.

Patent Litigation
Branded Products: The Company will continue to vigorously enforce its intellectual property rights relating to its Branded products to prevent the marketing of infringing generic or competing products prior to the expiration of patents covering those products, which, if unsuccessful, could adversely affect the Company's ability to successfully maximize the value of individual Branded products and have an adverse effect on its financial condition, results of operations and cash flows. In the case of litigation filed against potential generic or competing products to Company’s Branded products, those litigation matters can either be settled or the litigation pursued through a trial and any potential appeals of the lower court decision.
Amitiza Patent Litigation: The Company and Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals USA, Inc., and Takeda Pharmaceuticals America, Inc. (collectively "Takeda," the exclusive licensee under the patents in litigation) initiated litigation against six parties that submitted ANDAs with Paragraph IV certifications seeking to launch a generic version of Company’s Amitiza product. Each of those litigation matters were subsequently settled by entering into non-exclusive license agreements that granted the right to market a competing generic version of Amitiza in the U.S. on or after a specified entry date, or earlier under certain circumstances. One party (Par Pharmaceutical) entered into a settlement agreement that granted an entry date on or after January 1, 2021, or earlier under certain circumstances. Par has announced the launch of an authorized generic version of Company’s Amitiza product. The other five parties (Dr. Reddy's Laboratories, Amneal Pharmaceuticals, Teva Pharmaceuticals, Sun Pharmaceutical and Zydus Pharmaceuticals) entered into settlement agreements that granted each party an entry date on or after January 1, 2023, or earlier under certain circumstances. The Company intends to vigorously enforce its intellectual property rights relating to Amitiza against any additional parties that may seek to market a generic version of Company’s Amitiza product.
Ofirmev Patent Litigation: The Company initiated litigation against eleven parties that submitted ANDA or 505(b)(2) NDA applications with Paragraph IV certifications seeking to launch a generic or competing version of Company’s Ofirmev product. One party (Exela) was prohibited from launching a generic of Ofirmev as the Company obtained a decision from the District Court that Exela infringed certain patents covering Ofirmev. That decision was affirmed on appeal to the Federal Circuit Court of Appeals (“Federal Circuit”). If Exela were to pursue their ANDA after expiration of the infringed patent expiring December 6, 2021 (including PED exclusivity) they would still be subject to potential litigation regarding the other Ofirmev patents listed in the Orange Book. Each of the other ten litigation matters were settled by entering into non-exclusive license agreements that granted each party the right to market a competing version of Ofirmev in the U.S. on or after December 6, 2020, or earlier under certain circumstances. The parties that entered settlement agreements are Paddock Laboratories (now Custopharm), Sandoz, Wockhardt, Fresenius Kabi, Mylan, InnoPharma/West-Ward Pharmaceuticals, Aurobindo, B. Braun Medical, Altan Pharma and Baxter Healthcare. Paddock, Sandoz, Fresenius Kabi, Mylan, Aurobindo and B. Braun Medical have obtained FDA approval and Custopharm, Sandoz, Fresenius Kabi, Mylan, Aurobindo and B. Braun Medical have publicly announced that they have launched (or have plans to launch) their competing products.
INOmax Patent Litigation: The Company initiated litigation against Praxair Distribution, Inc. and Praxair, Inc. (collectively “Praxair”) following receipt of a notice from Praxair concerning its submission of an ANDA containing a Paragraph IV patent certification with the FDA for a nitric oxide drug product. Praxair also made a 510(k) regulatory submission for a nitric oxide delivery system. The District Court issued a decision ruling that five of the Company’s patents were invalid and six were not infringed by Praxair. The Company appealed that decision to the Federal Circuit but the District Court decision was substantively affirmed with respect to invalidity and non-infringement. The Company’s pursuit of en banc review at the Federal Circuit and review by the U.S. Supreme Court were unsuccessful. Praxair received FDA approval of their ANDA for their Noxivent nitric oxide and clearance of their 510(k) for their NOxBOXi device on October 2, 2018. The adverse final outcome in the appeal of the Praxair litigation resulted in Praxair’s launch of a competitive nitric oxide product before the expiration of the last of the listed patents on May 3, 2036 (November 3, 2036 including pediatric exclusivity), which could adversely affect the Company's ability to successfully maximize the value of INOmax and have an adverse effect on its financial condition, results of operations and cash flows. The Company continues to develop and pursue patent protection of next generation nitric oxide delivery systems and additional uses of nitric oxide. The Company further intends to vigorously enforce its intellectual property rights relating to its nitric oxide products against any additional parties that may seek to market a generic version of Company’s INOmax product and/or next generation delivery systems.
Generic Products: The Company continues to pursue development of a portfolio of generic products, some of which require submission of a Paragraph IV certification against patents listed in the FDA Orange Book for the Branded product asserting that the Company’s proposed generic product does not infringe and/or the Orange Book patent(s) are invalid and/or unenforceable. In the case of litigation filed against Company for such potential generic products, those litigation matters can either be settled or the litigation pursued through a trial and any potential appeals of the lower court decision in order to successfully launch those generic products in the future.
Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV v. Pharmascience Inc. and SpecGx LLC. In December 2019, Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV (collectively “Janssen”) initiated litigation against the Company and Pharmascience Inc. (“Pharmascience”) relating to the collaboration between Company and Pharmascience that resulted in Pharmascience's ANDA submission, containing a Paragraph IV patent certification, with the FDA for a competing version of Invega

Sustenna. Janssen alleges that the Company and Pharmascience infringe U.S. Patent No. 9,439,906. The litigation is currently stayed with respect to the Company as a result of the Company's Chapter 11 filing. If the stay is lifted, the Company intends to vigorously defend its position.
Shire Development LLC, Shire LLC and Shire US, Inc. v. SpecGx LLC. In May 2018, Shire Development LLC, Shire LLC and Shire US, Inc. (collectively “Shire”) initiated litigation against the Company alleging that the Company infringed U.S. Patent Nos. 6,913,768, 8,846,100, and 9,173,857 following receipt of an April 2018 notice from the Company concerning its submission of an ANDA, containing a Paragraph IV patent certification with the FDA for a competing version of Mydayis. On January 28, 2019, the parties entered into a settlement agreement under which the Company was granted the non-exclusive right to market a competing generic version of Mydayis in the U.S. under its ANDA on or after May 10, 2023 (or November 10, 2023 if any pediatric exclusivity is granted by the FDA with respect to the Mydayis product), or earlier under certain circumstances.
Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland v. Mallinckrodt PLC, Mallinckrodt Inc. and Mallinckrodt LLC. In January 2018, Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland (collectively, "Jazz") initiated litigation against the Company alleging that the Company infringed U.S. Patent Nos. 7,668,730, 7,765,106, 7,765,107, 7,895,059, 8,457,988, 8,589,182, 8,731,963, 8,772,306, 9,050,302, and 9,486,426 following receipt of a November 2017 notice from the Company concerning its submission of an ANDA, containing a Paragraph IV patent certification with the FDA for a competing version of Xyrem. On June 4, 2018, the parties entered into a settlement agreement under which Company was granted the non-exclusive right to market a competing sodium oxybate product in the U.S. under its ANDA on or after December 31, 2025, or earlier under certain circumstances.

Commercial and Securities Litigation
Shareholder Litigation (HealthCor). In October 2020, four purported shareholders of the Company’s stock filed a complaint in the D.C. District Court against the Company, its CEO Mark C. Trudeau and its former Chief Financial Officer ("CFO") Matthew K. Harbaugh. The lawsuit, captioned HealthCor Offshore Master Fund, L.P., et al. v. Mallinckrodt plc, et al., asserts claims for false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, common law fraud, and negligent misrepresentation arising from substantially similar allegations as those contained in the Shenk class action lawsuit. The complaint seeks damages in an unspecified amount. The defendants intend to vigorously defend themselves in this matter. As this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. As to the Company, this litigation is subject to the automatic stay under §362 of the Bankruptcy Code and the Company has requested an order from the Bankruptcy Court enjoining proceedings against the individual named defendants.
Health Care Service Corporation Litigation. In February 2020, Health Care Service Corp. ("HCSC") filed a non-class complaint against the Company in California state court alleging improper pricing, marketing and distribution of Acthar Gel, and challenging the acquisition of rights to Synacthen® Depot ("Synacthen") by the Company's predecessor-in-interest. The complaint included claims for violation of the New Jersey RICO statute and various states’ antitrust laws. It also included claims for conspiracy to violate the New Jersey RICO statute, fraud, unlawful restraint of trade, unfair and deceptive trade practices, insurance fraud, tortious interference with contract and unjust enrichment. The case, which is proceeding as Health Care Service Corp. v. Mallinckrodt ARD LLC, et al., alleges similar facts as those alleged in the Humana matter below. The Company intends to vigorously defend itself in this matter and the Company moved to dismiss the complaint in June 2020. In August 2020, the court dismissed the antitrust and tortious interference claims without prejudice, but held that HCSC could proceed to discovery on its remaining counts. The Company disagrees with the court's decision and contests liability. The Company was preparing to move to dismiss an amended complaint when the Company filed the Chapter 11 Cases. In January 2021, the Company removed this case to federal court and moved for transfer to the District of Delaware where the Company's Chapter 11 Cases are pending. HCSC has moved to remand the case back to state court. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
City of Marietta Litigation. In February 2020, the City of Marietta, Georgia filed a putative civil class action complaint against the Company in the U.S. District Court for the Northern District of Georgia relating to the price of Acthar Gel. The complaint, which pleads one claim for unjust enrichment, purports to be brought on behalf of third-party payers and their beneficiaries as well as people without insurance in the U.S. and its Territories who paid for Acthar Gel from four years prior to the filing of the Complaint until the date of trial. The case is proceeding as City of Marietta v. Mallinckrodt ARD LLC. Marietta alleges that it has paid $2.0 million to cover the cost of an Acthar Gel prescription of an employee and that the Company has been unjustly enriched as a result. The Company intends to vigorously defend itself in this matter, and has moved to dismiss the complaint. The Company's motion to dismiss was pending when the Company filed the Chapter 11 Cases. On October 16, 2020, the court ordered the case administratively closed in light of the Chapter 11 Cases.
Local 322. In November 2019, the United Association of Plumbers & Pipefitters Local 322 of Southern New Jersey ("Local 322") filed a putative class action complaint against the Company and other defendants in New Jersey state court on behalf of New Jersey and third party payers for alleged deceptive marketing and anti-competitive conduct related to the sale and distribution of Acthar Gel. The complaint asserts claims under the New Jersey Consumer Fraud Act, the New Jersey Antitrust Act, the New Jersey RICO statute, negligent misrepresentation, conspiracy/aiding and abetting and unjust enrichment. The proposed class is defined as "All third-party payers and their beneficiaries (1) who are current citizens and residents of the State of New Jersey, and (2) who, for purposes other than resale, purchased or paid for Acthar Gel from August 27, 2007 through the present." In January 2020, after removing the complaint to federal court in New Jersey, the Company moved to dismiss or stay the case. On August 18, 2020 the court dismissed all claims against the Company other than Local 322's antitrust claim relating to the Company's predecessor-in-interest's acquisition of Synacthen. The Company disagrees with the court's decision and contests liability. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. In October 2020, the court ordered the case administratively closed in light of the Company's Chapter 11 Cases. In January 2021, the Company moved to transfer this case to the District of Delaware where the Company's Chapter 11 Cases are pending.
Shareholder Derivative Litigation (Brandhorst). In September 2019, a purported shareholder of the Company's stock filed a shareholder derivative complaint in the D.C. District Court against the Company, as nominal defendant, as well as its CEO, its former CFO, its Executive Vice President Hugh O'Neill, and the following members of the Board of Directors: Angus Russell, David Carlucci, J. Martin Carroll, David Norton, JoAnn Reed and Kneeland Youngblood (collectively with Trudeau, Harbaugh and O'Neill, the “Brandhorst Defendants”). The lawsuit is captioned Lynn Brandhorst, derivatively on behalf of nominal defendant Mallinckrodt PLC v. Mark Trudeau et al. and relies on the allegations from the putative class action securities litigation that was filed against the Company and certain of its officers in January 2017, captioned Patricia A. Shenk v. Mallinckrodt plc, et al. described further below. The complaint asserts claims for contribution, breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement, and is premised on allegations that the Brandhorst Defendants caused the Company to make the allegedly false or misleading statements at issue in the Shenk class action lawsuit. The complaint seeks damages in an unspecified amount and corporate governance reforms. On November 20, 2019, this matter was stayed by agreement of the parties pending resolution of the Shenk lawsuit below. The Brandhorst Defendants intend to vigorously defend themselves in this matter. As to the Company, this litigation is subject to the automatic stay under §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined the proceedings against the Brandhorst Defendants.
Humana Litigation. In August 2019, Humana Inc. filed a lawsuit against the Company in the U.S. District Court for the Central District of California alleging violations of federal and state antitrust laws; RICO violations under 18 U.S.C. § 1962(c); conspiracy to violate RICO under 18 U.S.C. § 1962(d); violations of state unfair competition, consumer fraud and deceptive trade practice laws; state insurance fraud; tortious interference with contract; and unjust enrichment related to the pricing and marketing of Acthar Gel and the acquisition of Synacthen by the Company's predecessor-in-interest. Humana alleges that it paid more than $700.0 million for Acthar Gel and seeks undisclosed damages from 2011 through present. The case alleges similar facts as those alleged in the MSP and Rockford matters below, and includes references to allegations at issue in a pending qui tam action against the Company in the U.S. District Court for the EDPA (see Questcor EDPA Qui Tam Litigation above). The case is proceeding as Humana Inc. v. Mallinckrodt ARD LLC. In March 2020, the court granted-in-part and denied-in-part the Company's motion to dismiss Humana's claims. The court dismissed Humana's antitrust and tortious interference claims with leave to amend. The court denied the Company's motion to dismiss Humana's RICO and other fraud-based claims. Humana filed an amended complaint in May 2020, which the Company moved to dismiss. In August 2020, the court granted-in-part and denied-in-part the Company's motion to dismiss the amended complaint. The court dismissed with prejudice Humana's claims under most state antitrust laws to the extent predicated on conduct before 2014 and Humana's tortious interference claims. The court ruled that Humana's federal antitrust, federal RICO, state insurance fraud and unjust enrichment claims may proceed. The Company disagrees with the court's decision and contest liability. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. In September 2020, the Company answered the remaining allegations and claims of the operative complaint. In October 2020, the court entered an order acknowledging the automatic stay of this litigation pursuant to §362 of the Bankruptcy Code. In January 2021, the Company moved to transfer this case to the District of Delaware where the Company's Chapter 11 Cases are pending. Humana opposes transfer.
Putative Class Action Litigation - Steamfitters Local Union No. 420. In July 2019, Steamfitters Local Union No. 420 filed a putative class action lawsuit against the Company and United BioSource Corporation in the U.S. District Court for the EDPA, proceeding as Steamfitters Local Union No. 420 v. Mallinckrodt ARD, LLC, et al. The complaint makes similar allegations as those alleged in related state and federal actions that were filed by the same plaintiff's law firm in New Jersey, Illinois, Pennsylvania, Tennessee and Maryland (now dismissed; see WCBE below), and includes references to allegations at issue in a qui tam action that was filed against the Company in the U.S. District Court for the EDPA (see Questcor EDPA Quit Tam Litigation above). The complaint alleges RICO violations under 18 U.S.C. § 1962(c); conspiracy to violate RICO under 18 U.S.C. § 1962(c); violations of the Pennsylvania (and other states) Unfair Trade Practices and Consumer Protection laws; negligent misrepresentation; aiding and abetting/conspiracy; and unjust enrichment. The complaint also seeks declaratory and injunctive relief. In December 2019, the court denied the Company's motion to dismiss the complaint. The Company disagrees with the court's decision and contests liability. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. In January 2021, the Company moved to transfer this case to the District of Delaware where the Company's Chapter 11 Cases are pending. Steamfitters Local Union No. 420 opposes transfer.
Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its CEO Mark C. Trudeau, its CFO Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court on June 25, 2020, and on July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. On August 10, 2020, an amended complaint was filed by the lead plaintiff alleging an expended putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the "Strougo Defendants"). The amended complaint claims that the defendants made false and/or misleading statements and/or failed disclose that: (i) the CMS had informed the Company that it was using the wrong base date AMP for calculating the Medicaid rebate the Company owed CMS for Acthar Gel each quarter since 2014; (ii) the Company’s reported net income was improperly inflated in violation of GAAP; (iii) the Company’s contingent liabilities associated with the rebates owed to CMS for Acthar Gel were misrepresented; (iv) the Company’s fiscal year 2019 guidance for Acthar Gel net sales was false; (v) the Company failed to disclose material information regarding the cases captioned Landolt v. Mallinckrodt ARD LLC, No. 1:18-cv-11931-PBS (D. Mass.) (Landolt) and U.S. ex rel. Strunck v. Mallinckrodt ARD LLC, No. 2:12-cv-0175-BMS (E.D. Pa.) (Strunck), or the related investigation by the DOJ and (vi) the Company failed to disclose that the clinical trials for Acthar Gel were purportedly initiated in order to make it appear that alternative revenue opportunities for Acthar Gel existed and thus offset the expected 10% decline in net sales as a result of the rebates the Company now had to pay. On October 1, 2020, the defendants filed a motion to dismiss the amended complaint. The defendants intend to vigorously defend themselves in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. As to the Company, this litigation is subject to the automatic stay under §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined proceedings against the Strougo Defendants. The plaintiffs subsequently appealed the Bankruptcy Court action to the U.S. District Court in Delaware through a motion for leave to appeal. The Company filed its opposition to this motion on December 28, 2020.
Acument Global. In May 2019, Acument Global Technologies, Inc. ("Acument"), filed a non-class complaint against the Company and other defendants in Tennessee state court alleging violations of Tennessee Consumer Protection Laws, unjust enrichment, fraud and conspiracy to defraud. The case alleges similar facts as those alleged in the MSP and Rockford matters discussed below, and is captioned Acument Global Technologies, Inc., v. Mallinckrodt ARD Inc., et al. In February 2020, the court granted-in-part and denied-in-part the Company’s motion to dismiss. While the court dismissed Acument’s fraud-based claims and its claim under the Tennessee Consumer Protection Act, the court ruled that the antitrust and unjust enrichment claims may proceed. The Company disagrees with the court's decision and contests liability. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. In January 2021, the Company removed this case to federal court and moved for transfer to the District of Delaware where the Company’s Chapter 11 Cases are pending. Acument has moved to remand the case back to state court.
Washington County Board of Education ("WCBE"). In May 2019, WCBE filed a non-class complaint against the Company and other defendants in Maryland state court alleging violations of Maryland Consumer Protection Act, negligent misrepresentation, fraud, unjust enrichment and conspiracy to defraud. The case, which was removed to the U.S. District Court for the District of Maryland in June 2019, alleges similar facts as those alleged in the MSP and Rockford matters discussed below, and was captioned Washington County Board of Education v. Mallinckrodt ARD Inc., et al. On January 4, 2020, the District Court of Maryland dismissed the complaint. Thereafter, the plaintiff filed a notice of voluntary dismissal in the District Court of Maryland, which the Company moved to strike. The District Court of Maryland granted the Company's motion to strike, and the plaintiff appealed that order to the U.S. Court of Appeals for the Fourth Circuit in June 2020. The Fourth Circuit dismissed plaintiff's appeal in September 2020.
Local 542. In May 2018, the International Union of Operating Engineers Local 542 filed a non-class complaint against the Company and other defendants in Pennsylvania state court alleging improper pricing and distribution of Acthar Gel, in violation of Pennsylvania's Unfair Trade Practices and Consumer Protection Law, aiding and abetting, unjust enrichment and negligent misrepresentation. The case alleges similar facts as the MSP and Rockford matters discussed below, and is captioned Int'l Union of Operating Engineers Local 542 v. Mallinckrodt ARD Inc., et al. Plaintiff filed an amended complaint in August 2018, the Company's objections to which were denied by the court. The Company disagrees with the court's decision and contest liability. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. In January 2021, the Company removed this case to federal court and moved for transfer to the District of Delaware where the Company’s Chapter 11 Cases are pending. Local 542 has moved to remand the case back to the state court. On March 10, 2021, the federal court in Pennsylvania granted the Company's motion to transfer the case to the District of Delaware and denied without prejudice Local 542's motion to remand the case to state court.
Putative Class Action Litigation (MSP). In October 2017, a putative class action lawsuit was filed against the Company and United BioSource Corporation in the U.S. District Court for the Central District of California. Pursuant to a motion filed by the defendants, the case was transferred to the U.S. District Court for the Northern District of Illinois in January 2018, and is currently proceeding as MSP Recovery Claims, Series II, LLC, et al. v. Mallinckrodt ARD, Inc., et al. The Company filed a motion to dismiss in

February 2018, which was granted in January 2019 with leave to amend. MSP filed the operative First Amended Class Action Complaint on April 10, 2019, in which it asserts claims under federal and state antitrust laws and state consumer protection laws and names additional defendants. The complaint alleged that the Company unlawfully maintained a monopoly in a purported ACTH product market by its predecessor in interest's acquisition of the U.S. rights to Synacthen and reaching anti-competitive agreements with the other defendants by selling Acthar Gel through an exclusive distribution network. The complaint purported to be brought on behalf of all third-party payers, or their assignees, in the U.S. and its territories, who have, as indirect purchasers, in whole or in part, paid for, provided reimbursement for, and/or possess the recovery rights to reimbursement for the indirect purchase of Acthar Gel from August 1, 2007 to present. In March 2020, the court granted the Company’s motion to dismiss the complaint with leave to amend. MSP filed an amended complaint on July 3, 2020. The Company intends to vigorously defend itself in this matter and moved to dismiss the second amended complaint in August 2020. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. On October 13, 2020, the court entered an order acknowledging the automatic stay of this litigation as to the Company pursuant to §362 of the Bankruptcy Code. In January 2021, the Company moved for transfer to the District of Delaware where the Company’s Chapter 11 Cases are pending. MSP opposes transfer.
Employee Stock Purchase Plan (ESPP) Securities Litigation. In July 2017, a purported purchaser of Mallinckrodt stock through Mallinckrodt's ESPPs filed a derivative and class action lawsuit in the Federal District Court in the Eastern District of Missouri, captioned Solomon v. Mallinckrodt plc, et al., against the Company, its CEO, its former CFO, its Controller Kathleen A. Schaefer, and current and former directors of the Company (collectively, the "Solomon Defendants"). On September 6, 2017, plaintiff voluntarily dismissed its complaint in the Federal District Court for the Eastern District of Missouri and refiled virtually the same complaint in the D.C. District Court. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt stock between November 25, 2014, and January 18, 2017, through the ESPPs. In the alternative, the plaintiff alleges a class action for those same purchasers/acquirers of stock in the ESPPs during the same period. The complaint asserts claims under Section 11 of the Securities Act and for breach of fiduciary duty, misrepresentation, non-disclosure, mismanagement of the ESPPs' assets and breach of contract arising from substantially similar allegations as those contained in the Shenk class action lawsuit. Stipulated co-lead plaintiffs were approved by the court on March 1, 2018. Co-lead Plaintiffs filed an amended complaint on June 4, 2018 having a class period of July 14, 2014 to November 6, 2017. The complaint seeks damages in an unspecified amount. On July 6, 2018, this matter was stayed by agreement of the parties pending resolution of the Shenk class action lawsuit. The defendants intends to vigorously defend themselves in this matter. On October 13, 2020, the trial court entered an order acknowledging the automatic stay of this litigation as to the Company pursuant to §362 of the Bankruptcy Code, and the Company has requested an order from the Bankruptcy Court enjoining proceedings against the individual named defendants.
Putative Class Action Litigation (Rockford). In April 2017, a putative class action lawsuit was filed against the Company and United BioSource Corporation in the U.S. District Court for the Northern District of Illinois. The case is captioned City of Rockford v. Mallinckrodt ARD, Inc., et al. The complaint was subsequently amended to, among other things, include an additional named plaintiff and additional defendants. As amended, the complaint purports to be brought on behalf of all self-funded entities in the U.S. and its Territories, excluding any Medicare Advantage Organizations, related entities and certain others, that paid for Acthar Gel from August 2007 to the present. Plaintiff alleges violations of federal antitrust and RICO laws, as well as various state law claims in connection with the distribution and sale of Acthar Gel. In January 2018, the Company filed a motion to dismiss the Second Amended Complaint, which was granted in part in January 2019. The court dismissed one of two named plaintiffs and all claims with the exception of Plaintiff's federal and state antitrust claims. The remaining allegation in the case is that the Company engaged in anti-competitive acts to artificially raise and maintain the price of Acthar Gel. To this end, Plaintiff alleges that the Company unlawfully maintained a monopoly in a purported ACTH product market by its predecessor-in-interest's acquisition of the U.S. rights to Synacthen and conspired with the other named defendants by selling Acthar Gel through an exclusive distributor. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. On October 13, 2020, the court entered an order acknowledging the automatic stay of this litigation as to the Company pursuant to §362 of the Bankruptcy Code. In January 2021, the Company moved for transfer to the District of Delaware where the Company’s Chapter 11 Cases are pending. Rockford opposes transfer.
Putative Class Action Securities Litigation (Shenk). In January 2017, a putative class action lawsuit was filed against the Company and its CEO in the D.C. District Court, captioned Patricia A. Shenk v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased Mallinckrodt's publicly traded securities on a domestic exchange between November 25, 2014 and January 18, 2017. The lawsuit generally alleges that the Company made false or misleading statements related to Acthar Gel and Synacthen to artificially inflate the price of the Company's stock. In particular, the complaint alleges a failure by the Company to provide accurate disclosures concerning the long-term sustainability of Acthar Gel revenues and the exposure of Acthar Gel to Medicare and Medicaid reimbursement rates. On January 26, 2017, a second putative class action lawsuit, captioned Jyotindra Patel v. Mallinckrodt plc, et al. was filed against the same defendants named in the Shenk lawsuit in the D.C. District Court. The Patel complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Shenk lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 13, 2017, a third putative class action lawsuit, captioned Amy T. Schwartz, et al., v. Mallinckrodt plc, et al., was filed against the same defendants named in the Shenk lawsuit in the D.C. District Court. The Schwartz complaint purports to be brought on behalf of shareholders who purchased shares of the Company between July 14, 2014 and January 18, 2017 and asserts claims similar to those set forth in the Shenk lawsuit. On March 23, 2017, a fourth putative class action lawsuit, captioned Fulton County Employees' Retirement System v. Mallinckrodt plc, et al., was filed against the Company, its CEO and its former CFO in the D.C. District Court. The Fulton County complaint purports to be brought on behalf of shareholders during the same period of time as that set forth in the Schwartz lawsuit and asserts claims similar to those set forth in the Shenk lawsuit. On March 27, 2017, four separate plaintiff groups moved to consolidate the pending cases and to be appointed as lead plaintiffs in the consolidated case. Lead plaintiff was designated by the court on March 9, 2018. Lead plaintiff filed a consolidated complaint on May 18, 2018, alleging a class period from July 14, 2014 to November 6, 2017, against the Company, its CEO, its former CFO, and Executive Vice President, Hugh O'Neill, as defendants (collectively, the "Shenk Defendants"), and containing similar claims, but further alleging misstatements regarding payer reimbursement restrictions for Acthar Gel. The consolidated complaint seeks damages in an unspecified amount. On August 30, 2018, the lead plaintiff voluntarily dismissed the claims against Mr. O'Neill without prejudice. The Company filed a motion to dismiss the complaint which was granted in part, and denied in part by the court on July 30, 2019. On September 1, 2020, the case deadlines were suspended to allow the parties to pursue mediation. On October 13, 2020, the trial court entered an order acknowledging the automatic stay of this litigation as to the Company pursuant to §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined the proceedings against the individual named defendants. On December 4, 2020, the Bankruptcy Court granted the Company's motion pursuant to 11 U.S.C. §105 seeking to enjoin lawsuits or administrative proceedings brought by various parties, with an exception for the Shenk lawsuit solely to the extent necessary to allow the previously scheduled mediation to proceed to its conclusion and to potentially settle the Shenk lawsuit, subject to Bankruptcy Court approval. On December 7, 2020 and January 12, 2021, the parties participated in mediation sessions, which resulted in an agreement in principle to settle the Shenk lawsuit. The settlement will be funded solely from the proceeds of the remaining Shenk Defendant's applicable directors and officers liability insurance policies and is subject to approval of the D.C. District Court and the Bankruptcy Court, among other terms and conditions.

Generic Price Fixing Litigation
Generic Pharmaceutical Antitrust MDL. In August 2016, a multidistrict litigation was established in the EDPA relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (the "Generic Pricing MDL"). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. Since its establishment, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 100 generic pharmaceutical drugs. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
1199SEIU National Benefit Fund Litigation. In December 2019, a putative class action lawsuit was filed against the Company and more than thirty other pharmaceutical manufacturers in the U.S. District Court for the EDPA, captioned 1199SEIU National Benefit Fund et al. v. Actavis Holdco U.S., Inc., et al. The complaint purports to be brought on behalf of all persons and entities that indirectly purchased, paid, or provided reimbursement for the purchase of defendants' generic drugs, other than for resale, from May 2009 to the present. The lawsuit generally alleges that defendants conspired to allocate customers and fix prices for generic pharmaceutical drugs beginning in May 2009. The complaint seeks monetary damages and injunctive relief based on violations of Sections 1 and 3 of the Sherman Act and various state antitrust, consumer protection, and unjust enrichment claims. This lawsuit has been consolidated with the Generic Pricing MDL. An amended complaint was filed on January 7, 2021.
César Castillo, Inc., Litigation. In February 2020, a putative class action lawsuit was filed against the Company and more than thirty other pharmaceutical manufacturers in the U.S. District Court for the EDPA, captioned César Castillo, Inc., et al. v. Actavis Holdco U.S., Inc., et al. The lawsuit purports to be brought on behalf of all persons or entities that directly purchased certain generic drugs from defendants or from one of defendants' direct customers-where the direct customer is alleged to be a completely involved co-conspirator-between July 1, 2009, and the present. The complaint has similar allegations as the 1199SEIU National Benefit Fund litigation and seeks damages for violations of Sections 1 and 3 of the Sherman Act. This lawsuit has been consolidated with the Generic Pricing MDL.
The Kroger Co. Litigation. In February 2020, a proposed amended complaint filed in the U.S. District Court for the EDPA named the Company and several other pharmaceutical manufacturers as new defendants in an action captioned The Kroger Co., et al. v. Actavis Holdco U.S., Inc. et al. The lawsuit is brought by several entities that purportedly purchased generic drugs directly from defendants. The proposed amended complaint seeks monetary damages and injunctive relief for violations of Section 1 of the Sherman Antitrust Act, and is premised on facts similar to those alleged in the 1199SEIU National Benefit Fund and César Castillo litigations. This lawsuit has been consolidated with the Generic Pricing MDL. A revised motion for leave to file a proposed amended complaint was filed in September 2020 and remains pending.
State Attorneys General Litigation. In June 2020, the Company, along with more than 20 other pharmaceutical manufacturers, was named as a defendant in a lawsuit brought by Attorneys General for 51 States, Territories, and the District of Columbia. The lawsuit, filed in the U.S. District Court for the District of Connecticut, alleges that manufacturers of generic drugs conspired to fix prices for certain generic drugs by communicating in advance of price increases and agreeing to certain market share allocations amongst competitors to thwart competition. The lawsuit alleges that prices for the generic drugs at issue were inflated as a result of the alleged conspiracies, causing harm to the U.S. healthcare system. The complaint seeks monetary damages and injunctive relief for violations of Section 1 of the Sherman Antitrust Act and various state antitrust, consumer protection, and unjust enrichment claims. This lawsuit has been consolidated with the Generic Pricing MDL. The Company disagrees with the Attorneys Generals’ characterization of the facts and applicable law.
Rite Aid Litigation. In July 2020, a direct action complaint filed in the U.S. District Court for the EDPA named the Company and several other pharmaceutical manufacturers as new defendants in an action captioned Rite Aid Corp. et al. v. Actavis Holdco U.S., Inc. et al. The lawsuit purports to be brought by entities that directly purchased generic drugs from defendants or a co-conspirator. The complaint seeks monetary damages and injunctive relief for violations of Section 1 of the Sherman Antitrust Act, and is premised on facts similar to those alleged in the State Attorneys General Litigation. This lawsuit has been consolidated with the Generic Pricing MDL.
Suffolk County, N.Y. Litigation. In August 2020, a direct action complaint filed in the U.S. District Court for the Eastern District of New York named the Company and several other pharmaceutical manufacturers as new defendants in an action captioned County of Suffolk v. Actavis Holdco U.S., Inc. et al. The lawsuit purports to be brought by Suffolk County, New York, which directly and indirectly purchased generic drugs from defendants or a co-conspirator. The complaint seeks monetary damages and injunctive relief for violations of Sections 1 and 3 of the Sherman Antitrust Act, the Donnelly Act, New York General Business Law § 340, and New York Social Services Law § 145-b, and is premised on facts similar to those alleged in the State Attorneys General Litigation. This lawsuit has been transferred to the U.S. District Court for the EDPA and consolidated with the Generic Pricing MDL.
J M Smith Litigation. In September 2020, a direct action complaint filed in the U.S. District Court for the EDPA named the Company and several other pharmaceutical manufacturers as new defendants in an action captioned J M Smith Corporation v. Actavis Holdco U.S., Inc. et al. The lawsuit purports to be brought by entities that directly purchased generic drugs from defendants or a co-conspirator. The complaint seeks monetary damages and injunctive relief for violations of Section 1 of the Sherman Antitrust Act, and is premised on facts similar to those alleged in the State Attorneys General Litigation. This lawsuit has been consolidated with the Generic Pricing MDL.
Walgreen Litigation. In December 2020, a direct action complaint filed in the U.S. District Court for the EDPA named the Company and other pharmaceutical manufacturers as defendants in an action captioned Walgreen Company v. Actavis Holdco U.S., Inc., et al. The plaintiff purports to have directly purchased generic drugs from defendants or a co-conspirator. The complaint seeks monetary damages and injunctive relief for violations of Section 1 of the Sherman Antitrust Act, and is premised on facts similar to those alleged in the State Attorneys General Litigation. This lawsuit has been consolidated with the Generic Pricing MDL.
Winn-Dixie Litigation. In December 2020, a direct action complaint filed in the U.S. District Court for the EDPA named the Company and other pharmaceutical manufacturers as defendants in an action captioned Winn-Dixie Stores, Inc., et al v. Actavis Holdco US, Inc., et al. The lawsuit purports to be brought by entities that directly purchased generic drugs from defendants or a co-conspirator. The complaint seeks monetary damages and injunctive relief for violations of Section 1 of the Sherman Antitrust Act, and is premised on facts similar to those alleged in the State Attorneys General Litigation. This lawsuit has been consolidated with the Generic Pricing MDL.
Canadian (Eaton) Litigation. In December 2020, the Company received a statement of claim filed in federal court in Toronto, Ontario, Canada, naming the Company, Mallinckrodt ULC, and certain other of the Company’s subsidiaries, as well as other pharmaceutical manufacturers, as defendants in an action captioned Kathryn Eaton v Teva Canada Limited et al. The claim purports to be brought on behalf of all persons or entities in Canada who, from January 1, 2012 to the present, purchased generic drugs in the private sector. The allegations and requests for relief in the statement of claim, in substance, are similar to those in the 1199SEIU National Benefit Fund litigation, and include the claim that the Company breached the Competition Act in Canada.

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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of December 25, 2020, it was probable that it would incur remediation costs in the range of $37.3 million to $85.8 million. The Company also concluded that, as of December 25, 2020, the best estimate within this range was $60.8 million, of which $1.0 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the consolidated balance sheet as of December 25, 2020. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. Between 1967 and 1982, International Minerals and Chemicals Corporation ("IMC"), a predecessor in interest to the Company, leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the CO Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the DOJ, the U.S. Department of the Interior and the EPA (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordnance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the CO Site, to compel General Dynamics to perform the RI/

FS for the AUS Operable Unit. General Dynamics negotiated an AOC with the Government Agencies to conduct an extensive RI/FS at the CO Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that the Company is jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for costs associated with alleged contamination of soils and groundwater resulting from historic operations, and the parties have entered into a non-binding mediation process. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Products Liability Litigation
Beginning with lawsuits brought in July 1976, the Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of products containing asbestos. A limited number of the cases allege premises liability based on claims that individuals were exposed to asbestos while on the Company's property. Each case typically names dozens of corporate defendants in addition to the Company. The complaints generally seek monetary damages for personal injury or bodily injury resulting from alleged exposure to products containing asbestos. The Company's involvement in asbestos cases has been limited because it did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims have never been substantiated and have been dismissed by the courts. The Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. When appropriate, the Company settles claims; however, amounts paid to settle and defend all asbestos claims have been immaterial. As of December 25, 2020, there were approximately 11,800 asbestos-related cases pending against the Company.
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

Internal Revenue Code Section 453A Interest
As a result of historical internal installment sales, the Company has reported IRC §453A interest on its tax returns on the basis of its interpretation of the IRC. Alternative interpretations of these provisions could result in additional interest payable. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company's interpretation and maintains a corresponding liability of $28.2 million and $47.4 million as of December 25, 2020 and December 27, 2019, respectively. The decrease of $19.2 million was recognized as a benefit to interest expense during fiscal 2020 due to lapses of certain statute of limitations. Further favorable resolution of this uncertainty would likely result in a material reversal of this liability and a benefit being recorded to interest expense within the consolidated statements of operations.

Tax Matters
In August 2020, a settlement was reached with the IRS related to the audit of MHP. Refer to Note 9 for further information.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	December 25, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$33.0	$23.5	$9.5	$—
Equity securities	31.1	31.1	—	—
	$64.1	$54.6	$9.5	$—
Liabilities:
Deferred compensation liabilities (1)	$38.0	$—	$38.0	$—
Contingent consideration and acquired contingent liabilities (2)	34.7	—	—	34.7
Settlement Warrants (2)	—	—	—	—
	$72.7	$—	$38.0	$34.7
(1)On November 16, 2020, the Debtors received approval from the Bankruptcy Court to maintain existing postretirement benefit plans during the pendency of the Chapter 11 Cases. For further information refer to Note 2.
(2)These liabilities are governed by executory contracts and recorded at their estimated allowed claim amount within liabilities subject to compromise on the consolidated balance sheet as of December 25, 2020. For further information on executory contracts and LSTC refer to Note 2.

	December 27, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$30.6	$21.0	$9.6	$—
Equity securities	26.2	26.2	—	—
	$56.8	$47.2	$9.6	$—
Liabilities:
Deferred compensation liabilities	$39.2	$—	$39.2	$—
Contingent consideration and acquired contingent liabilities	69.3	—	—	69.3
Settlement Warrants	43.4	$—	$—	43.4
	$151.9	$—	$39.2	$112.7

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
In July 2019, the Company remitted $5.0 million of consideration to Silence in exchange for equity shares. As part of this equity investment, the Company took a non-executive Director seat on the Silence Board of Directors. The Company's investment in Silence qualifies for equity method accounting given its ability to exercise significant influence; however, the Company elected the fair value method to account for its investment in Silence. During fiscal 2020 and 2019, the Company recognized an unrealized gain of

$3.8 million and $20.2 million, respectively, related to this investment within other income, net in the consolidated statement of operations.
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
Contingent consideration and acquired contingent liabilities. As of December 25, 2020, the Company maintains various contingent consideration liabilities associated with the acquisitions of Stratatech Corporation ("Stratatech") and Ocera Therapeutics, Inc. ("Ocera"). Additionally, the Company historically maintained acquired contingent liabilities associated with the acquisition of Questcor.
In August 2014, the Company recorded acquired contingent liabilities of $195.4 million from the acquisition of Questcor. The contingent liabilities relate to Questcor's contingent obligations associated with their acquisition of an exclusive, perpetual and irrevocable license to develop, market, manufacture, distribute, sell and commercialize MNK-1411 (Synacthen) from Novartis and their acquisition of BioVectra. Under the terms of the license agreement with Novartis, the Company made a $25.0 million payment in fiscal 2020 and suspended its rights and obligations to Novartis under such agreement. As of December 25, 2020, there are no further contingent liabilities associated with Synacthen. The Company measured the fair value of the contingent payments based on a probability-weighted present value of the consideration expected to be transferred using a discount rate of 4.7%. The Company determined the fair value of these contingent consideration obligations associated with the acquisition of Questcor at December 25, 2020 and December 27, 2019 was zero and $24.5 million, respectively.
As part of the acquisition of Stratatech in August 2016, the Company provided contingent consideration to the prior shareholders of Stratatech, primarily in the form of regulatory filing and approval milestones associated with the deep partial-thickness and full-thickness indications associated with StrataGraft®. For each indication, the Company is responsible for a payment upon acceptance of the Company's submission and another upon approval by the FDA. Accordingly, upon acceptance by the FDA of the Company's deep partial-thickness submission during fiscal 2020, the Company made a $20.0 million payment to the prior shareholders of Stratatech. The Company assesses the likelihood of and timing of making such payments at each balance sheet date. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the acquisition of Stratatech to be $19.1 million and $29.0 million at December 25, 2020 and December 27, 2019, respectively. As a result of the Chapter 11 Cases filed on October 12, 2020, this liability was reclassified to LSTC on the consolidated balance sheet as of December 25, 2020.
As part of the Ocera Acquisition, the Company provided contingent consideration to the prior shareholders of Ocera in the form of both patient enrollment clinical study milestones for intravenous and oral formulations of MNK-6105 and MNK-6106 and sales-based milestones associated with MNK-6105 and MNK-6106. The Company determined the fair value of the contingent consideration based on an option pricing model to be $15.6 million and $15.8 million as of December 25, 2020 and December 27, 2019, respectively. As a result of the Chapter 11 Cases filed on October 12, 2020, this liability was reclassified to LSTC on the consolidated balance sheet as of December 25, 2020.
All contingent consideration liabilities were classified as LSTC in the consolidated balance sheet as of December 25, 2020. The following table summarizes the fiscal 2020 activity for contingent consideration:

Balance as of December 27, 2019	$69.3
Payments	(45.0)
Accretion expense	0.5
Fair value adjustments	9.9
Less: Liabilities subject to compromise	(34.7)
Balance as of December 25, 2020	$—
New Opioid Warrants. In conjunction with the Company’s Chapter 11 filing on October 12, 2020, the Company entered into a RSA which includes a proposed resolution of all opioid-related claims against the Company and its subsidiaries that supersedes the Opioid-Related Litigation Settlement, as described further below in relation to the corresponding estimate of fair value as of December 27, 2019. The proposed resolution contemplates that, upon the Company's emergence from the Chapter 11 process, opioid claimants would receive warrants for approximately 19.99% of the reorganized Company's new outstanding shares (giving effect to the exercise of the warrants, but subject to dilution from equity reserved under the management incentive plan), exercisable at a strike price reflecting an aggregate equity value of $1,551.0 million. For further information on the terms of this amended proposed settlement, refer to Note 20.
The equity value for the reorganized Company upon the emergence from bankruptcy, for which the New Opioid Warrants value is based, cannot be determined. This projected equity value upon emergence is determined by the Company and its investment bankers in consultation with parties-in-interest in the bankruptcy, and will be included in the disclosure statement which will be used for solicitation of votes on the Company's Plan after the disclosure statement is approved by the Bankruptcy Court. Critical inputs to the valuation are currently being analyzed by the Company and its advisors including but not limited to the impact to the Company’s business from the Chapter 11 process, the projected post-emergence cash flows of the reorganized Company, proofs of claim filed by creditors, the assumption/rejection of executory contracts, litigation claims and contingencies, claims to be reinstated upon emergence, and the completion of negotiations with creditor constituencies. Furthermore, the final terms of any resolution of opioid-related claims against the Company, including the terms upon which any New Opioid Warrants would be issued, are subject to Bankruptcy Court approval and other certain other conditions, which are outside of management control. Since these critical inputs to the valuation are unable to be assessed at the initial stages of bankruptcy, the Company cannot reasonably estimate the equity value upon emergence. As such, no value has been ascribed to the warrants as of December 25, 2020.
The estimated fair value for the New Opioid Warrants will be subject to revaluation at each balance sheet date with any changes in fair value recorded as a non-cash gain or (loss) in the consolidated statements of operations until the New Opioid Warrants are issued, at which point they will be recorded as equity or as a liability based upon the facts and circumstances at the time of issuance.
The fair value of the Settlement Warrants as of December 27, 2019 was estimated using the Black-Scholes pricing model and related terms as set forth in the now superseded Opioid-Related Litigation Settlement, which contemplated that the Company would issue to the Opioid Claimant Trust warrants, upon emergence from the Chapter 11 process contemplated by the Opioid-Related Litigation Settlement, to purchase ordinary shares of the Company with an eight year term at a strike price of $3.15 per ordinary share that would represent approximately 19.99% of the Company's fully diluted outstanding shares, including after giving effect to the exercise of the warrants, provided that such warrants may not be exercised during any calendar quarter in a quantity that would exceed 5.0% of the number of shares outstanding. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The expected volatility assumption was based on the historical and implied volatility of the Company's peer group with similar business models. The expected term assumption was based on the contractual term of the Settlement Warrants. The expected annual dividend per share was based on the Company's current intentions regarding payment of cash dividends. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumed.
The key assumptions used to estimate the fair value of the Settlement Warrants were as follows:

December 27, 2019
Expected share price volatility	54.4%
Weighted-average risk-free rate	1.8%
Expected annual dividend per share	—%
Weighted-average expected term (in years)	7.6
Share price	$3.45

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of December 25, 2020 and December 27, 2019:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $56.4 million and $31.7 million as of December 25, 2020 and December 27, 2019, (level 1), respectively. As of December 25, 2020, $20.2 million and $36.2 million of the restricted cash balance was included in prepaid and other current assets and other assets, respectively, on the consolidated balance sheet. As of December 27, 2019, substantially all of the restricted cash was included in other assets on the consolidated balance sheet.
•The Company received a portion of consideration as part of contingent earn-out payments related to the sale of the Nuclear Imaging business in the form of preferred equity certificates during fiscal 2020, 2019 and 2018. On December 4, 2020, the Company received a $32.5 million cash payment from the issuer of these securities, which included $29.8 million for the redemption 100% of the outstanding preferred equity certificates and $2.7 million in accrued interest receivable. These securities were classified as held-to-maturity and carried at amortized cost, which approximated fair value (level 3), of zero and $18.9 million as of December 25, 2020 and December 27, 2019, respectively. These securities were included in other assets on the consolidated balance sheets.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $52.3 million and $51.1 million at December 25, 2020 and December 27, 2019, respectively. These contracts are included in other assets on the consolidated balance sheets.

•The carrying value of the Company's revolving credit facility approximates the fair value due to the short-term nature of this instrument and is therefore classified as level 1. The Company's 4.75%, 4.875%, 5.50%, 5.625%, 5.75% and 10.00% first and second lien senior notes are classified as level 1, as quoted prices are available in an active market for these notes. Since the quoted market prices for the Company's term loans and 8.00% and 9.50% debentures are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	December 25, 2020		December 27, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
4.875% senior notes due April 2020	$—	$—	$614.8	$480.0
5.75% senior notes due August 2022	610.3	191.2	610.3	251.0
4.75% senior notes due April 2023	133.7	11.1	133.7	53.7
5.625% senior notes due October 2023	514.7	158.9	514.7	193.2
5.50% senior notes due April 2025	387.2	115.4	387.2	135.5
10.00% first lien senior notes due April 2025	495.0	528.4	—	—
10.00% second lien senior notes due April 2025	322.9	279.0	322.9	253.8
Revolving credit facility	900.0	900.0	900.0	900.0
Level 2:
9.50% debentures due May 2022	10.4	4.2	10.4	5.4
8.00% debentures due March 2023	4.4	1.3	4.4	2.0
Term loan due September 2024	1,505.2	1,386.9	1,520.8	1,240.0
Term loan due February 2025	399.5	367.9	403.6	326.2
Total Debt	$5,283.3	$3,944.3	$5,422.8	$3,840.8

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total segment net sales, which excludes the one-time charge related to the Medicaid lawsuit:

	Fiscal Year
	2020	2019	2018
CuraScript, Inc.	27.4%	29.7%	35.2%
AmerisourceBergen Corporation	*	10.2	*
* Net sales to this distributor were less than 10.0% of total net sales during the respective periods presented above.
The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	December 25, 2020	December 27, 2019
AmerisourceBergen Corporation	33.6%	31.3%
McKesson Corporation	18.2	15.3
CuraScript, Inc.	*	12.1
* Accounts receivable attributable to this distributor was less than 10.0% of total gross accounts receivable at the end of the respective period presented above.

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total segment net sales, which excludes the one-time charge related to the Medicaid lawsuit:

	Fiscal Year
	2020	2019	2018
Acthar Gel	27.9%	30.1%	34.5%
INOmax	20.9	18.1	16.9
Ofirmev	10.1	12.1	10.6

22.	Segment and Geographical Data
The Company operates in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and API(s).
Management measures and evaluates the Company's operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items may include, but are not limited to, depreciation and amortization, share-based compensation, net restructuring, non-restructuring impairment charges, separation costs, R&D upfront payments, changes related to the Opioid-Related Litigation Settlement and the Acthar Gel Medicaid Retrospective Rebate incurred as a result of the Medicaid lawsuit. During the three months ended September 25, 2020, the Company began excluding depreciation and share-based compensation from its evaluation of the operating results of its segments. As a result, prior period segment operating income has been recast to reflect this change on a comparable basis. Although these amounts are excluded from segment net sales and operating income, as applicable, they are included in reported consolidated net sales and operating loss and are reflected in the reconciliations presented below.
Management manages assets on a total company basis, not by operating segment. The Company's chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, the Company does not report asset information by operating segment. Total assets were approximately $9,715.4 million and $10,338.9 million as of December 25, 2020 and December 27, 2019, respectively.

Selected information by reportable segment was as follows:

	Fiscal Year
	2020	2019	2018
Net sales:
Specialty Brands (1)	$2,059.6	$2,423.8	$2,496.7
Specialty Generics	689.8	738.7	718.9
Segment net sales	2,749.4	3,162.5	3,215.6
Medicaid lawsuit (Note 20) (1)	(536.0)	—	—
Net sales	2,213.4	3,162.5	3,215.6
Operating (loss) income:
Specialty Brands	$1,015.7	$1,210.1	$1,136.1
Specialty Generics	206.4	168.5	153.5
Segment operating income	1,222.1	1,378.6	1,289.6
Unallocated amounts:
Corporate and unallocated expenses (2)	(166.1)	(102.3)	(121.7)
Depreciation and amortization	(885.2)	(951.1)	(852.1)
Share-based compensation	(25.3)	(33.8)	(34.6)
Restructuring charges, net	(37.5)	1.7	(103.0)
Non-restructuring impairment charges	(63.5)	(388.0)	(3,893.1)
Separation costs (3)	(93.4)	(63.9)	(6.0)
R&D upfront payment (4)	(5.0)	(20.0)	—
Opioid-related litigation settlement gain (loss) (Note 20)	43.4	(1,643.4)	—
Medicaid lawsuit (Note 20) (1)	(641.1)	—	—
Operating loss	$(651.6)	$(1,822.2)	$(3,720.9)

Depreciation and amortization:
Specialty Brands	$799.3	$862.4	$762.5
Specialty Generics	85.9	88.7	89.6
	$885.2	$951.1	$852.1
(1)Specialty Brands net sales for fiscal 2020 includes the prospective change to the Medicaid rebate calculation, which served to reduce Acthar Gel net sales by $40.4 million for the period from June 15, 2020 through December 25, 2020. See Note 20 for further detail on the status of the Medicaid lawsuit.
(2)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(3)Represents costs incurred related to the separation of the Company's Specialty Generics segment, inclusive of costs related to the suspended spin-off of that business and rebranding costs associated with the Specialty Brands ongoing transformation, all of which are included in SG&A.
(4)Represents R&D expense incurred related to an upfront payment made to acquire product rights in Japan for terlipressin during fiscal 2020 and an upfront payment made to Silence in connection with the license and collaboration agreement entered into in fiscal 2019. See Note 7 for further information.

Net sales by product family within the Company's reportable segments were as follows:

	Fiscal Year
	2020	2019	2018
Acthar Gel (1)	$767.9	$952.7	$1,110.1
INOmax	574.1	571.4	542.7
Ofirmev	276.5	384.0	341.9
Therakos	238.6	246.9	231.2
Amitiza (2)	188.8	208.5	183.8
Other (3)	13.7	60.3	87.0
Specialty Brands	2,059.6	2,423.8	2,496.7

Hydrocodone (API) and hydrocodone-containing tablets	98.0	76.3	65.9
Oxycodone (API) and oxycodone-containing tablets	68.4	74.9	66.1
Acetaminophen (API)	213.0	189.9	192.7
Other controlled substances	289.9	352.5	343.8
Other	20.5	45.1	50.4
Specialty Generics	689.8	738.7	718.9
Segment net sales	2,749.4	3,162.5	3,215.6
Medicaid lawsuit (Note 20)	536.0	—	—
Net Sales	$2,213.4	$3,162.5	$3,215.6
(1)Fiscal 2020 includes the prospective change to the Medicaid rebate calculation of $40.4 million for the period from June 15, 2020 through December 25, 2020. See Note 20 for further detail on the status of the Medicaid lawsuit.
(2)Amitiza net sales consist of both product and royalty net sales. Refer to Note 5 for further details on Amitiza's revenues.
(3)Fiscal 2019 and fiscal 2018 includes $40.1 million and $53.1 million of net sales, respectively, related to BioVectra prior to the completion of the sale of this business in November 2019. Refer to Note 6 for further details.

Selected information by geographic area was as follows:

	Fiscal Year
	2020	2019	2018
Net sales (1):
U.S.	$2,465.5	$2,765.6	$2,834.5
Europe, Middle East and Africa	227.5	281.8	256.8
Other	56.4	115.1	124.3
Geographic area net sales	2,749.4	3,162.5	3,215.6
Medicaid lawsuit (Note 20)	(536.0)	—	—
Net Sales	$2,213.4	$3,162.5	$3,215.6

	December 25, 2020	December 27, 2019
Long-lived assets (2):
U.S.	$676.3	$734.3
Europe, Middle East and Africa (3)	165.5	169.9
Other	4.6	4.8
	$846.4	$909.0
(1)Net sales are attributed to regions based on the location of the entity that records the transaction, none of which relate to the country of Ireland.
(2)Long-lived assets are primarily composed of property, plant and equipment, net.
(3)Includes long-lived assets located in Ireland of $164.0 million and $168.4 million as of December 25, 2020 and December 27, 2019, respectively.

23.	Selected Quarterly Financial Data (Unaudited)

A summary of quarterly financial information for fiscal 2020 and 2019 is as follows:

	For the Quarter Ended
	March 27, 2020	June 26, 2020	September 25, 2020	December 25, 2020
Net sales (1)	$665.8	$166.5	$698.3	$682.8
Gross profit	283.8	(220.2)	295.3	310.5
(Loss) income from continuing operations (1)	(56.7)	(950.6)	191.8	(154.2)
Income (loss) from discontinued operations	6.5	17.5	(0.2)	1.3
Net (loss) income	(50.2)	(933.1)	191.6	(152.9)

Basic (loss) earnings per share from continuing operations (2)	$(0.67)	$(11.25)	$2.27	$(1.82)
Diluted (loss) earnings per share from continuing operations (2)	(0.67)	(11.25)	2.27	(1.82)

	For the Quarter Ended
	March 29, 2019	June 28, 2019	September 27, 2019	December 27, 2019
Net sales	$790.6	$823.3	$743.7	$804.9
Gross profit	335.1	388.9	324.3	373.1
Income (loss) income from continuing operations (3)	155.2	(0.5)	(0.9)	(1,161.0)
(Loss) income from discontinued operations	(0.3)	7.3	(0.2)	3.9
Net income (loss)	154.9	6.8	(1.1)	(1,157.1)

Basic earnings (loss) per share from continuing operations (2)	$1.86	$(0.01)	$(0.01)	$(13.80)
Diluted earnings (loss) per share from continuing operations (2)	1.83	(0.01)	(0.01)	(13.80)
(1)For the quarter ended June 26, 2020, net sales includes retrospective one-time charge of $534.4 million and loss from continuing operations included an additional charge of $105.3 million related to the Medicaid lawsuit. See Note 20 for further information.
(2)Quarterly and annual computations are prepared independently. Therefore, the sum of each quarter may not necessarily total the fiscal period amounts noted elsewhere within this Annual Report on Form 10-K.
(3)Loss from continuing operations for the quarter ended December 27, 2019 reflects the opioid-related litigation settlement charge of $1,643.4 million. See Note 20 for further information.

24.	Subsequent Events
Joinder and Amendment to the RSA
On March 10, 2021, the Company announced that the Debtors have agreed to a joinder and amendment to the RSA (the "Joinder and Amendment") whereby an ad hoc group of lenders holding approximately $1,300.0 million, by aggregate principal amount, of the Company’s outstanding 2017 Term Loan and the Company's outstanding 2018 Term Loan (the "Supporting Term Lenders") have agreed to join the RSA as supporting parties and certain of the existing supporting parties have agreed to certain amendments thereto. Pursuant to the terms of the Joinder and Amendment, the RSA, as set forth in Note 2, will be amended as follows:
•The supporting parties under the RSA, including the Supporting Term Lenders, will support a plan of reorganization providing for distributions to lenders holding allowed claims in respect of the Company's senior secured term loans a mandatory prepayment in an amount equal to approximately $114.0 million arising from excess cash flow with respect to fiscal 2020 (if not previously paid following Bankruptcy Court approval thereof) (the "ECF Payment") and either (1) new senior secured term loans in an amount equal to the remaining principal amount of claims (as reduced by, inter alia, the ECF Payment) bearing interest at a rate per annum equal to LIBOR plus 5.25% (with respect to the 2017 Term Loan) or LIBOR plus 5.50% (with respect to the 2018 Term Loan) (the "Adjusted Interest Rate"), maturing on the earlier of September 30, 2027 and 5.75 years after emergence and without any financial maintenance covenant or (2) payment in full in cash.
•The Debtors will seek Bankruptcy Court approval to make ongoing adequate protection interest payments in respect of the senior secured term loans at the Adjusted Interest Rate.
•The Debtors will seek Bankruptcy Court approval to pay an exit fee equal to 0.5% of the principal amount of the senior secured term loans (after giving effect to the ECF Payment), which fee will increase to 1.0% of such principal amount if the senior secured term loans are not paid in full in cash through the plan.
•Certain milestones were adjusted with the consent of the supporting parties.

The Joinder and Amendment is not yet effective and shall become effective upon receipt of signatures thereto from (i) lenders holding 66.7% of each of the Company's outstanding 2017 Term Loan and the 2018 Term Loan, (ii) the required supporting unsecured noteholders, (iii) the governmental plaintiff ad hoc committee and (iv) the multi-state governmental entities group.

Commitments and Contingencies
Certain litigation matters occurred in fiscal 2020 or prior but had subsequent updates through the date of this report. See further discussion in Note 20.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of December 25, 2020. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 25, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.
Our internal control over financial reporting as of December 25, 2020 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K. This report is included below.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 25, 2020 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Mallinckrodt plc:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mallinckrodt plc ("Debtor-in-Possession") (the "Company") as of December 25, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets as of December 25, 2020 and December 27, 2019, the related consolidated statements of operations, comprehensive operations, changes in shareholders' equity, and cash flows, for the fiscal years ended December 25, 2020, December 27, 2019 and December 28, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"), of the Company and our report, dated March 10, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding certain conditions that give rise to substantial doubt about the Company’s ability to continue as a going concern and an emphasis of a matter paragraph concerning the bankruptcy proceedings.
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
Definitions and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
March 10, 2021

Item 9B.	Other Information.
None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information regarding our directors required under this Item 10. Directors, Executive Officers and Corporate Governance will be filed with the SEC within 120 days after December 25, 2020 pursuant to General Instruction G(3) to Form 10-K.
Information regarding our executive officers required under this Item 10. Directors, Executive Officers and Corporate Governance is included in Item 1. Business of this Annual Report on Form 10-K.
We have adopted the Mallinckrodt Guide to Business Conduct, which meets the requirements of a "code of ethics" as defined in Item 406 of Regulation S-K, as well as the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange. Our Guide to Business Conduct applies to all employees, officers and directors of Mallinckrodt, including, without limitation, our CEO, CFO and other senior financial officers. Our Guide to Business Conduct is posted on our website at mallinckrodt.com under the heading "Investor Relations - Corporate Governance." We will also provide a copy of our Guide to Business Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Business Conduct, as well as any waivers for executive officers or directors, on our website.

Item 11.	Executive Compensation.
Information regarding the compensation of our named executive officers and directors required under this Item 11. Executive Compensation will be filed with the SEC within 120 days after December 25, 2020 pursuant to General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups which own more than 5.0% of our ordinary shares, as well as information regarding the security ownership of our executive officers and directors, and other shareholder matters required under this Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be filed with the SEC within 120 days after December 25, 2020 pursuant to General Instruction G(3) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence required under this Item 13. Certain Relationships and Related Transactions, and Director Independence will be filed with the SEC within 120 days after December 25, 2020 pursuant to General Instruction G(3) to Form 10-K.

Item 14.	Principal Accounting Fees and Services.
Information regarding the services provided by and the fees paid to Deloitte & Touche LLP, our independent auditors, required under this Item 14. Principal Accounting Fees and Services will be filed with the SEC within 120 days after December 25, 2020 pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
Documents filed as part of this report:
1)    Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the fiscal year ended December 25, 2020, December 27, 2019 and December 28, 2018
•Consolidated Statements of Comprehensive Operations for the fiscal year ended December 25, 2020, December 27, 2019 and December 28, 2018
•Consolidated Balance Sheets as of December 25, 2020 and December 27, 2019
•Consolidated Statements of Cash Flows for the fiscal year ended December 25, 2020, December 27, 2019 and December 28, 2018
•Consolidated Statements of Changes in Shareholders' Equity for the period from December 29, 2017 to December 25, 2020
•Notes to Consolidated Financial Statements
2)    Financial Statement Schedules. The financial statement schedule is included below. All other schedules have been omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

Schedule II - Valuation and Qualifying Accounts
(in millions)
Description	Balance at Beginning of Period	Charged to Operations	Additions and Other	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended December 25, 2020	$4.0	$1.2	$—	$(0.7)	$4.5
Fiscal year ended December 27, 2019	5.0	1.5	—	(2.5)	4.0
Fiscal year ended December 28, 2018	3.9	3.8	—	(2.7)	5.0
Sales reserve accounts:
Fiscal year ended December 25, 2020 (1)	$337.4	$2,154.3	$536.0	$(2,792.3)	$235.4
Fiscal year ended December 27, 2019	405.4	2,437.7	—	(2,505.7)	337.4
Fiscal year ended December 28, 2018	376.6	2,387.5	—	(2,358.7)	405.4
Tax valuation allowance:
Fiscal year ended December 25, 2020	$3,131.5	$2,979.3	$—	$—	$6,110.8
Fiscal year ended December 27, 2019	2,604.9	526.6	—	—	3,131.5
Fiscal year ended December 28, 2018	2,267.9	332.8	4.2	—	2,604.9
(1)The $536.0 million charge to the sales reserve accounts during fiscal 2020 relates to the Medicaid lawsuit, which is further described within Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

3)    Exhibits. The exhibits are included in the Exhibit Index that appears at the end of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PLC

March 10, 2021	By:	/s/ Bryan M. Reasons
Bryan M. Reasons Executive Vice President and Chief Financial Officer (principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Mark C. Trudeau	President, Chief Executive Officer and Director	March 10, 2021
	Mark C. Trudeau	(principal executive officer)

	/s/ Bryan M. Reasons	Executive Vice President and Chief Financial Officer	March 10, 2021
	Bryan M. Reasons	(principal financial officer)

	/s/ Kathleen A. Schaefer	Senior Vice President, Finance and Corporate Controller	March 10, 2021
	Kathleen A. Schaefer	(principal accounting officer)

	*	Chairman of the Board of Directors	March 10, 2021
Angus C. Russell

	*	Director	March 10, 2021
David R. Carlucci

	*	Director	March 10, 2021
J. Martin Carroll

	*	Director	March 10, 2021
Paul R. Carter

	*	Director	March 10, 2021
David Y. Norton

	*	Director	March 10, 2021
Carlos V. Paya

	*	Director	March 10, 2021
JoAnn A. Reed

	*	Director	March 10, 2021
Anne C. Whitaker

	*	Director	March 10, 2021
Kneeland C. Youngblood, M.D.

*By:	/s/ Bryan M. Reasons
Bryan M. Reasons
Attorney-In-Fact
March 10, 2021

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

4.7
Indenture, dated as of April 7, 2020, among the Issuers and the Note Guarantors party thereto from time to time and Wilmington Savings Fund Society, FSB, as first lien trustee and Deutsche Bank AG New York Branch, as first lien collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 7, 2020).**

4.8	Description of Mallinckrodt plc's Registered Securities.
10.1	Tax Matters Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
10.2	Employee Matters Agreement between Covidien plc and Mallinckrodt plc, dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 1, 2013).
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

10.13*	Form of Employment Agreement by and between ST Shared Services LLC and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 24, 2020).
10.14*	Mallinckrodt Pharmaceuticals Severance Plan for U.S. Officers and Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2020).
10.15*
Mallinckrodt Pharmaceuticals Change in Control Severance Plan for Certain U.S. Officers and Executives, amended May 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 8, 2017).

10.16*	Mallinckrodt Pharmaceuticals Stock and Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed April 4, 2018.)
10.17*	Form of Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Option Award (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 8, 2014).
10.18*	Form of Mallinckrodt plc Stock and Incentive Plan Terms and Conditions of Option Award (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed May 3, 2016).
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

10.22*
Mallinckrodt Pharmaceuticals Supplemental Savings and Retirement Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2017).

10.23*	Form of 2019 ERPB Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2019 - Film No. 191191616).
10.24	Form of 2020/2021 ERBP Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2020).
10.25
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

10.26
Support and Exchange Agreement, dated as February 25, 2020, by and among Mallinckrodt plc, Mallinckrodt International Finance S.A., Mallinckrodt CB LLC and the Exchanging Holders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2020).

10.27
Support Agreement, dated as of February 25, 2020, by and among Mallinckrodt plc, Mallinckrodt International Finance, S.A., Mallinckrodt CB LLC, the Noteholder Parties and the Lender Parties (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 25, 2020).

10.28	Restructuring Support Agreement, dated October 11, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 13, 2020).
10.29	Joinder Agreement and Amendment to Restructuring Support Agreement, dated March 10, 2021 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 10, 2021.
10.30	Joinder Agreement to the Restructuring Support Agreement for the Multi-State Governmental Entities Group, dated November 13, 2020.
21.1	Subsidiaries of Mallinckrodt plc.
23.1	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Mallinckrodt plc Annual Report on Form 10-K for the fiscal year ended December 25, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Operations, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) related notes. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

*Compensation plans or arrangements.
**Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulations S-K.

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