Form 10-K/A
period 2020-12-25
Mallinckrodt plc
filed 2021-04-19
CIK 1567892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-K/A
(Amendment No. 1)
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
The number of shares of the registrant's common stock outstanding as of April 15, 2021 was 84,708,466.
DOCUMENTS INCORPORATED BY REFERENCE
None

MALLINCKRODT PLC

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 25, 2020, that was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2021 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 25, 2020. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Because financial statements have not been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except as described above, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC subsequent to the filing of the Original Filing.

Presentation of Information
Unless the context requires otherwise, references to “Mallinckrodt plc,” “Mallinckrodt,” “we,” “us,” “our” and “the Company” refer to Mallinckrodt plc, an Irish public limited company, and its consolidated subsidiaries. References to “dollars” or “$” refer to United States dollars.

Forward-Looking Statements
The Company has made forward-looking statements in this Amendment that are based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning the Company’s possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “project,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “should” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements.
The risk factors included in Item 1A. of the Original Filing could cause the Company’s results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that the Company is unable to predict at this time or that the Company currently does not expect to have a material adverse effect on its business.
These forward-looking statements are made as of the filing date of this Amendment. The Company expressly disclaims any obligation to update these forward-looking statements other than as required by law.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information About Our Directors
Set forth below are the names, ages as of April 1, 2021, and current principal occupations of our directors.

Name	Age	Principal Occupation
David R. Carlucci	66	Former Chairman, Chief Executive Officer and President of IMS Health
J. Martin Carroll	71	Former President and Chief Executive Officer of Boehringer Ingelheim Corporation
Paul R. Carter	60	Former Executive Vice President, Commercial Operations of Gilead Sciences, Inc.
David Y. Norton	69	Former Company Group Chairman, Global Pharmaceuticals of Johnson & Johnson
Carlos V. Paya, M.D.	62	Former President and Chief Executive Officer of Immune Design Corp.
JoAnn A. Reed	65	Healthcare services consultant and former Senior Vice President, Finance and Chief Financial Officer of Medco Health Solutions
Angus C. Russell	65	Former Chief Executive Officer of Shire plc
Mark C. Trudeau	59	President, Chief Executive Officer and Director of Mallinckrodt plc
Anne C. Whitaker	53	Managing Partner of Anne Whitaker Group, LLC
Kneeland C. Youngblood, M.D.	65	Founding Partner of Pharos Capital Group
Directors are elected by the affirmative vote of a majority of the votes cast by shareholders at the Annual General Meeting (present in person or by proxy) and serve for one-year terms. All of our directors were elected at our 2020 Annual General Meeting on May 13, 2020. Set forth below is a brief description of the position and business experience of each of our directors.
David R. Carlucci has been a director since June 2013 and is a member of Mallinckrodt’s Human Resources and Compensation Committee (the “Human Resources and Compensation Committee” or “HRCC”), which he chaired until December 2019. Mr. Carlucci was President and Chief Operating Officer of IMS Health Incorporated, an information services company, from October 2002 until January 2005, when he was named Chief Executive Officer and President. He became Chairman the following year. Mr. Carlucci retired from IMS Health in December 2010. Mr. Carlucci held several senior executive level positions at IBM from 1976 to 2002, including responsibilities for operations in the U.S., Canada and Latin America. Mr. Carlucci served as a director of Mastercard Inc. from 2006 to 2020 and served as Chairman of its Human Resources and Compensation Committee from 2006 to 2014. Mr. Carlucci also served as a member of the advisory board of Mitsui & Co. (USA), Inc., one of the world’s most diversified comprehensive trading, investment and service companies. Mr. Carlucci’s qualifications to serve on our Board of Directors (the “Board of Directors” or “Board”) include his significant experience as an executive and board member of publicly traded and private companies.
J. Martin Carroll has been a director since June 2013 and is Chair of Mallinckrodt’s Governance and Compliance Committee and a member of its Science and Technology Committee. He served as President and Chief Executive Officer of Boehringer Ingelheim Corporation and of Boehringer Pharmaceuticals, Inc. from 2003 until 2011 and as a director of Boehringer Ingelheim Corporation from 2003 until December 2012. He joined the organization in 2002 as President of Boehringer Pharmaceuticals, Inc. Mr. Carroll worked at Merck & Co., Inc. from 1976 to 2001. From 1972 to 1976, Mr. Carroll served in the United States Air Force where he attained the rank of Captain. He has served as a director of TherapeuticsMD, Inc. since March 2015, as a director of Catalent Pharma Solutions since July 2015. Mr. Carroll served as a director of Inotek Pharmaceuticals Corporation from March 2016 until January 2018, including serving as Chairman of Inotek from June 2016 until January 2018. Mr. Carroll’s qualifications to serve on our Board include his significant experience in leadership positions at pharmaceutical companies.
Paul R. Carter has been a director since May 2018 and is a member of Mallinckrodt’s Audit Committee and its Science and Technology Committee. Mr. Carter served in various roles at Gilead Sciences, Inc., a research based biopharmaceutical company, from April 2006 to August 2016, most recently serving as Executive Vice President, Commercial Operations. Prior to joining Gilead, Mr. Carter spent 15 years in the pharmaceutical industry with GlaxoSmithKline plc and its legacy companies where he held various roles with increasing levels of senior experience, including General Manager in Europe and as a Regional Head of the International Business in Asia. Mr. Carter also serves as a healthcare advisor to several biotechnology companies. Mr. Carter has served as a director of Hutchison China MediTech Ltd. since 2017 and served as a director of Alder Biopharmaceuticals, Inc. from 2015 to 2019. Mr. Carter joined the board of Immatics Inc. during 2020. Mr. Carter’s qualifications to serve on our Board include extensive experience with multinational companies in the pharmaceutical industry, including involvement with the launch and commercialization of various medicines worldwide, as well as his experience as a director of publicly traded pharmaceutical companies.
David Y. Norton has been a director since September 2017 and is Chair of Mallinckrodt’s Human Resources and Compensation Committee. He was previously chairman of the board of directors of VIVUS, Inc., a biopharmaceutical company, where he had served as a director from July 2013 through December 2020. Mr. Norton serves on the board of directors of Forepont Capital, LLC, where he has been a director since October 2019 and has also served on the board of directors of COMPASS Pathways plc, since May 2018. Mr. Norton was company group chairman, Global Pharmaceuticals, for Johnson & Johnson, a role in which he led and developed the business’ strategic growth agenda, including the strategy for licensing, acquisitions and divestments, and ensuring alignment with the global strategic functions, research and development, and commercial organizations. He retired in 2011 from Johnson & Johnson, where his 32-year tenure spanned marketing and international country management roles; serving as president of the Janssen Pharmaceuticals business in the U.S., group chairman of the Pharmaceuticals Group for Europe, Middle East and Africa, and then for the U.S. and Canada business; as well as the role of company group chairman, worldwide commercial and operations, for Johnson & Johnson’s CNS and virology business. He previously served as a director for INC Research Holdings Inc. and Savient Pharmaceuticals Inc. Mr. Norton also served on the board of TB Alliance, a not-for-profit organization dedicated to the discovery and development of tuberculosis drugs. Mr. Norton stepped down from the TB Alliance board in December 2019. Mr. Norton’s qualifications to serve on our Board include his significant experience as an executive and board member of publicly traded pharmaceutical companies.
Carlos V. Paya, M.D. has been a director since May 2019 and is Chair of Mallinckrodt’s Science and Technology Committee and a member of its Governance and Compliance Committee. He served as President, Chief Executive Officer of Immune Design Corp. from May 2011 until its acquisition in April 2019. Dr. Paya previously served as president of Elan Pharmaceuticals, and spent a number of years with Eli Lilly and Co. in discovery research and clinical development leadership roles, most recently global leader of the diabetes and endocrine franchise. Prior to his industry roles, Dr. Paya spent nearly a decade at the Mayo Clinic-Rochester, including his role as professor of medicine, immunology and pathology, and vice dean of the clinical investigation program. He has been a director of Fluidigm Corporation since March 2017 and a director of Highlight Therapeutics S.L. since April 2020. He also previously served as a director of Immune Design Corp. from 2011 to 2019. Dr. Paya’s qualifications to serve on our Board include his significant experience as an executive and board member of publicly traded pharmaceutical and life sciences companies.
JoAnn A. Reed has been a director since June 2013 and is Chair of Mallinckrodt’s Audit Committee. Ms. Reed is a healthcare services consultant. Ms. Reed served as an advisor to the Chief Executive Officer of Medco Health Solutions, Inc., a leading pharmacy benefit manager, from April 2008 to April 2009. She previously served as the Senior Vice President, Finance and Chief Financial Officer of Medco until 2008. Upon joining Medco in 1988, Ms. Reed served in finance and accounting roles of increasing responsibility and was appointed Senior Vice President, Finance in 1992 and Chief Financial Officer in 1996. Prior to joining Medco, Ms. Reed’s experience included finance roles at Aetna/American Reinsurance Co., CBS Inc., Standard and Poor’s Corporation and Unisys/Timeplex Inc. Ms. Reed has been a director of American Tower Corporation since 2007 and a director of Waters Corporation since 2006. She served as a director of Health Management Associates, Inc. from 2013 to 2014 and as a trustee of St. Mary’s College of Notre Dame from 2006 to 2015. Ms. Reed’s qualifications to serve on our Board include her experience as a healthcare services consultant and her financial expertise and knowledge of financial statements, corporate finance and accounting matters.
Angus C. Russell has been Chairman of the Board since May 2018, and a director since August 2014. He is also a member of Mallinckrodt’s Science and Technology Committee and its Audit Committee. Mr. Russell served as a director of Questcor Pharmaceuticals, Inc. (“Questcor”) from June 2013 until Questcor was acquired by us in August 2014. Mr. Russell served as Chief Executive Officer of Shire Plc, a leading global specialty biopharmaceutical company, from 2008 until his retirement in April 2013 and was a member of its Board of Directors from 1999 to 2013. From 1999 to 2008, Mr. Russell served as Chief Financial Officer of Shire. Prior to joining Shire, Mr. Russell served at ICI, Zeneca and AstraZeneca, most recently as VP of Corporate Finance at AstraZeneca. Mr. Russell has served as the non-executive Chairman of Revance Therapeutics, Inc. since March 2014. He has served as a director of Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc.) since December 2014 and as a director of TherapeuticsMD, Inc. since March 2015. Mr. Russell’s qualifications to serve on our Board include his significant experience as an executive and/or board member of publicly traded pharmaceutical companies.
Mark C. Trudeau has been President, Chief Executive Officer and a director since June 2013. In anticipation of our spin transaction, Mr. Trudeau joined Covidien plc (“Covidien”) in February 2012 as a Senior Vice President and President of its Pharmaceuticals business. He joined Covidien from Bayer HealthCare Pharmaceuticals LLC USA, the U.S. healthcare business of Bayer AG, where he served as Chief Executive Officer. He simultaneously served as President of Bayer HealthCare Pharmaceuticals, the U.S. organization of Bayer’s global pharmaceuticals business. In addition, he served as Interim President of the global specialty medicine business unit from January to August 2010. Prior to joining Bayer in 2009, Mr. Trudeau headed the Immunoscience Division at Bristol-Myers Squibb (“BMS”). During his 10-plus years at BMS, he served in multiple senior roles, including President of the Asia/Pacific region, President and General Manager of Canada and General Manager/Managing Director in the United Kingdom. Mr. Trudeau was also with Abbott Laboratories, serving in a variety of executive positions, from 1988 to 1998. Mr. Trudeau has served as a director of TE Connectivity Ltd. since March 2016. Mr. Trudeau is familiar with all aspects of our business and has extensive and diverse industry experience and managerial expertise and a proven record of leadership to serve as our President, Chief Executive Officer (“CEO”) and director.
Anne C. Whitaker has been a director since May 2018 and is a member of Mallinckrodt’s Human Resources and Compensation Committee. Ms. Whitaker has served as the managing partner of the Anne Whitaker Group, LLC since April 2018. She also held the role of chief executive officer Aerami Therapeutics (formerly Dance Biopharm Holding Inc.) from October 2018 to November 2020 and has been a director of Aerami Therapeutics since August 2018, serving as Chairman since November 2020 and served as chief executive officer Novoclem Therapeutics, Inc. from February 2017 until April 2018. Previously with Valeant Pharmaceuticals from 2015 to 2017, Ms. Whitaker served as executive vice president and company group chairman with responsibility for the company’s branded pharmaceutical segment including key businesses like Salix, Dendreon, and Orapharma as well as the Canadian and Western Europe regions. Prior to that she served as president and chief executive officer of Synta Pharmaceuticals Corp. from 2014 to 2015; as president of North America pharmaceuticals and consumer health at Sanofi S.A. from 2011-2014; and in various commercial and senior leadership roles at GlaxoSmithKline from 1992 to 2011. Ms. Whitaker has been a non-executive director of UDG Healthcare plc since October 2020, and a director of Caladrius Biosciences, Inc. since November 2020 and has been nominated to be elected as a director of Faron Pharmaceuticals Ltd at its annual meeting on April 23, 2021. Previously she served as a director on the boards of Cree Inc. from 2013 to January 2021, Vectura Group PLC from 2018 to 2020, and Synta Pharmaceuticals Corp. from 2014 to 2015. Ms. Whitaker’s qualifications to serve on our Board include her significant experience in executive positions in the pharmaceutical industry, in both commercial and organizational development roles, as well as her experience as a director of publicly traded and private companies.
Kneeland C. Youngblood, M.D. has been a director since June 2013. He is a member of Mallinckrodt’s Governance and Compliance Committee. Dr. Youngblood is a founding partner of Pharos Capital Group, a private equity firm that focuses on buyouts in the healthcare services sector. Dr. Youngblood served as a director of Gap Inc. from 2006 to 2012, a director of Starwood Hotels and Resorts from 2001 to 2012, a director of Burger King Corporation from 2004 to 2010 and a director of iStar Financial from 1998 to 2001. Dr. Youngblood has been serving as a director of Scientific Games Corporation since August 2018. He has been CEO/Chairman of Pharos Capital BDC, Inc. from 2017 to 2019. He also served as a director on the Dallas Police Fire Pension Fund from 2017 to 2019. Prior to that, Dr. Youngblood served as a director of Energy Future Holdings Corp. from 2007 to 2018, as a director of Pace Holdings Corp. from 2015 to 2017 and as a director of TPG Pace Holding Corp. from 2017 to 2019. He is currently a director of TPG Pace Beneficial Finance Corp. and TPG Pace Tech Opportunities Corp., both of which are Special Purpose Acquisition Companies. Dr. Youngblood’s qualifications to serve on our Board include his extensive experience in healthcare practice, policy and business.
Information About Our Executive Officers
Set forth below are the names, ages as of April 1, 2021, and current positions of our executive officers.

Name	Age	Title
Mark C. Trudeau	59	President, Chief Executive Officer and Director
Bryan M. Reasons	52	Executive Vice President and Chief Financial Officer
Mark J. Casey	58	Executive Vice President and Chief Legal Officer
Hugh M. O'Neill	57	Executive Vice President and Chief Commercial Officer
Steven J. Romano, MD	61	Executive Vice President and Chief Scientific Officer
Ian Watkins	58	Executive Vice President and Chief Human Resources Officer
Set forth below is a brief description of the position and business experience of each of our executive officers.
Mark C. Trudeau’s has been President, Chief Executive Officer and a director since June 2013. Additional information regarding his business experience is provided above under “Information About Our Directors.”
Bryan M. Reasons is our Executive Vice President and Chief Financial Officer (“CFO”). He has executive responsibility for the global finance function. Prior to joining Mallinckrodt in March 2019, Mr. Reasons served as Senior Vice President and Chief Financial Officer of Amneal Pharmaceuticals, Inc. (“Amneal”) from May 2018 until January 2019 and as Senior Vice President, Finance and Chief Financial Officer of Impax Laboratories, Inc. (“Impax”) from December 2012 until Amneal Pharmaceuticals LLC and Impax completed their business combination to form Amneal in May 2018. Mr. Reasons previously served as Impax’s Acting Chief Financial Officer from June 2012 to December 2012 and as Impax’s Vice President, Finance from January 2012 to June 2012. Prior to joining Impax in January 2012, he held various finance management positions at Cephalon, Inc. from 2005 to 2012 and at E. I. Du Pont De Nemours and Company from 2003 to 2005 and was at PricewaterhouseCoopers LLP from 1993 to 2003 last serving as senior manager. Mr. Reasons also serves as an independent board director and audit committee chair for both Aclaris Therapeutics, Inc. and Recro Pharma, Inc.
Mark J. Casey is our Executive Vice President and Chief Legal Officer, a role he assumed in August 2019. He joined Mallinckrodt in February 2018 as our General Counsel and has executive responsibility for all legal functions, including those related to litigation, intellectual property, environmental and regulatory matters, and mergers and acquisitions. Mr. Casey is also responsible for the Company’s government affairs, policy and patient advocacy functions, as well as the Company’s Specialty Generics business. Prior to joining Mallinckrodt, he served as Senior Vice President, General Counsel & Secretary of Idera Pharmaceuticals from June 2015 to January 2018. Mr. Casey also served as Senior Vice President, Chief Administrative Officer, General Counsel & Secretary of Hologic, Inc. (“Hologic”) from March 2012 to December 2014, and as Senior Vice President, General Counsel & Secretary at Hologic from October 2007 to February 2012. Mr. Casey began his career as a patent attorney for the Digital Equipment Corporation and for EMC Corporation, and served as Senior Patent Counsel for two years at Boston Scientific, after which he progressed to Chief Patent Counsel and Deputy General Counsel for Cytyc Corporation.

Hugh M. O’Neill is our Executive Vice President and Chief Commercial and Operations Officer. He has executive responsibility for the Company’s Specialty Brands products, directly managing all commercialization and manufacturing efforts and broad market access activities, as well as new product launch execution for assets in Mallinckrodt’s near-term development portfolio. From April 2015 to May 2018, Mr. O’Neill served as our Executive Vice President and President, Autoimmune and Rare Diseases, and from September 2013 to April 2015, he served as Senior Vice President and President, U.S. Specialty Pharmaceuticals. Prior to joining Mallinckrodt in September 2013, Mr. O’Neill worked at Sanofi-Aventis for ten years where he held various commercial leadership positions including Vice President of Commercial Excellence from June 2012 to July 2013; General Manager, President of Sanofi-Aventis Canada from June 2009 to May 2012; and Vice President Market Access and Business Development from 2006 to 2009. Mr. O’Neill joined Sanofi in 2003 as its Vice President, U.S. Managed Markets. Mr. O’Neill previously served in a variety of positions of increasing responsibility for Sandoz Pharmaceuticals, Forest Laboratories, Novartis Pharmaceuticals and Pfizer Inc.
Steven J. Romano, M.D. is our Executive Vice President and Chief Scientific Officer. Dr. Romano joined Mallinckrodt in May 2015 and has executive responsibility for research and development (“R&D”), medical affairs and regulatory affairs functions. Dr. Romano is a board-certified psychiatrist with more than 25 years of experience in the pharmaceutical industry. Previously, Dr. Romano spent 16 years at Pfizer, Inc. where he held a series of senior medical and R&D roles of increasing responsibility, culminating with his role as Senior Vice President, Head of Global Medicines Development, Global Innovative Pharmaceuticals Business. Prior to joining Pfizer, he spent four years at Eli Lilly & Co. After receiving his A.B. in Biology from Washington University in St. Louis and his medical degree from the University of Missouri-Columbia, Dr. Romano completed his residency and fellowship at New York Hospital-Cornell Medical Center, continuing on the faculty of the medical school for an additional six years. Dr. Romano also serves as a director of Silence Therapeutics plc.
Ian Watkins is our Executive Vice President and Chief Human Resources Officer. He has executive responsibility for organizational development, effectiveness and sustainability, talent acquisition, total rewards, human resources systems and service delivery and the Company’s communications. He is also responsible for supporting the Board of Directors in their governance activities related to executive compensation, talent and succession management. Mr. Watkins joined Covidien’s Pharmaceuticals business in September 2012 as the Chief Human Resources Officer. Mr. Watkins served as Vice President, Global Human Resources at Synthes, Inc. from June 2007 to September 2012, which was acquired by Johnson & Johnson. Mr. Watkins served as Senior Vice President, Human Resources from 2003 to 2006 for Andrx Corporation.
Involvement in Certain Legal Proceedings
On October 12, 2020, Mallinckrodt plc and certain of its subsidiaries voluntarily initiated proceedings (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”). The entities that filed the Chapter 11 Cases include Mallinckrodt plc, substantially all of our U.S. subsidiaries, including certain subsidiaries of Mallinckrodt plc operating the Specialty Generics business (the “Specialty Generics Subsidiaries”) and the Specialty Brands business (the “Specialty Brands Subsidiaries”), and certain of our international subsidiaries (together with Mallinckrodt plc, Specialty Generics Subsidiaries and Specialty Brands Subsidiaries, the “Debtors”). In connection with the filing of the Chapter 11 Cases, we entered into a restructuring support agreement (as amended, supplemented or otherwise modified, “Restructuring Support Agreement” or “RSA”) as part of a prearranged plan of reorganization. The transactions contemplated by the RSA are subject to approval by the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership of such ordinary shares with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, our legal team assists our officers and directors in preparing initial reports of ownership and reports of changes in ownership and files those reports on their behalf. Based on our review of the copies of such forms we have received, as well as information provided and representations made by the reporting persons, we believe that all required Section 16(a) reports were timely filed during our fiscal year ended December 25, 2020.
Code of Business Conduct and Ethics
We have adopted the Mallinckrodt Guide to Business Conduct, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K, as well as the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange. Although our ordinary shares ceased to be listed on the NYSE following our voluntary filing of the Chapter 11 Cases, we have elected to continue to comply with the NYSE listing standards. Our Guide to Business Conduct applies to all employees, officers and directors of Mallinckrodt, including, without limitation, our CEO, CFO and other senior financial officers. Our Guide to Business Conduct is posted on our website at mallinckrodt.com under the heading “Investor Relations - Corporate Governance.” We will also provide a copy of our Guide to Business Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Business Conduct, as well as any waivers for executive officers or directors, on our website.

Audit Committee and Audit Committee Financial Experts
The Board has a separately designated Audit Committee established in accordance with the Exchange Act. The Audit Committee monitors the integrity of our financial statements, the independence and qualifications of the independent auditors, the performance of our internal auditors and independent auditors, our compliance with certain legal and regulatory requirements and the effectiveness of our internal controls. The Audit Committee is responsible for selecting, retaining, evaluating, setting the remuneration of and, if appropriate, recommending the termination of our independent auditors. The current members of the Audit Committee are Ms. Reed, Mr. Carter, and Mr. Russell. Each of them is independent under SEC rules and NYSE listing standards applicable to audit committee members. Ms. Reed is the Chair of the Audit Committee. The Board has determined that Ms. Reed is an audit committee financial expert. The Audit Committee operates under a charter approved by the Board, which is posted on our website at mallinckrodt.com.

Item 11.	Executive Compensation.
Compensation Discussion and Analysis
Our Named Executive Officers
For purposes of the Compensation Discussion and Analysis (“CD&A”) and executive compensation disclosures, the individuals listed below are referred to collectively as our named executive officers (“NEOs”).
•    Mark C. Trudeau, President and Chief Executive Officer.
•    Bryan M. Reasons, Executive Vice President and Chief Financial Officer.
•    Hugh M. O’Neill, Executive Vice President and Chief Commercial and Operations Officer.
•    Steven J. Romano, M.D., Executive Vice President and Chief Scientific Officer.
•    Mark J. Casey, Executive Vice President and Chief Legal Officer.
Fiscal 2020 Company Performance
On October 12, 2020, Mallinckrodt plc and certain of its subsidiaries voluntarily initiated the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code. The entities that filed the Chapter 11 Cases include Mallinckrodt plc, substantially all of our U.S. subsidiaries, including the Debtors. In connection with the filing of the Chapter 11 Cases, we entered into a Restructuring Support Agreement as part of a prearranged plan of reorganization.
The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. As a result, we have concluded that management’s plans at this stage do not alleviate substantial doubt about our ability to continue as a going concern
Despite the challenges to the business in fiscal 2020 including filing for Chapter 11 bankruptcy protection and the impact the global pandemic had on demand for some products and maintaining productivity and safety of our workforce, the core operations of our business performed relatively well as we continued to operate against our four strategic priorities – (1) deliver innovative therapies to patients; (2) drive value for customers; (3) transparency and certainty for shareholders; and (4) empower employees.
Fiscal 2020 key performance highlights: You should refer to the more comprehensive discussions contained in our Original Filing for additional information about these highlights, which include:
•    Net sales of $2,213.4 million, which include continued impact of the COVID-19 pandemic and the Acthar® Gel (repository corticotropin injection) (“Acthar Gel”) CMS rebate change; and
•    Operating cash flow was $499 million.
•    Advancing our pipeline. For StrataGraft® regenerative skin tissue, an inspection of our manufacturing facility was delayed as a result of COVID-19 travel restrictions. As this is a requirement for approval of our biologics license application (“BLA”), we are working closely with the U.S. Food and Drug Administration (“FDA”) to expedite the scheduling of the inspection and complete the review of our BLA. With respect to terlipressin, a Type-A Meeting with the FDA was held in January 2021, and we are continuing to work with the FDA to bring terlipressin to the market.
•    Maximizing the value of the diversified in-line portfolio. We are continuing to make progress on our modernization efforts for Acthar Gel and INOmax®. For Acthar Gel, we anticipate completing the development of our delivery device to support a product launch in 2022. Also, we recently received approval on a safety labeling update that supports Acthar Gel’s differentiation from corticosteroids and modernizes its tolerability profile. With respect to INOmax, we plan to file a 510(k) application with the FDA for marketing clearance of next-generation INOmax device which is designed to offer a compact, portable design that we believe will further enhance the safety of the product, as well as the simplicity and flexibility of use in a number of settings, in the third quarter with an anticipated approval and launch in the second quarter of fiscal 2022.
Executive Summary
While the Company is operating through a period of uncertainty in the face of the Chapter 11 bankruptcy filing and the effects of the global pandemic, with support from our external advisors, we continue to test the underlying principles of our compensation programs, and as a result of these ongoing efforts we believe the executive compensation practices put in place by our Board continue to play a key role in driving our short and long-term performance. These practices reward performance when financial, operational and strategic performance goals are achieved that drive long-term value through the delivery of innovative clinical solutions to providers and diverse patient populations with unmet medical needs. Our compensation practices are heavily weighted toward performance-based compensation. As such actual realized compensation is higher when we over-perform and lower when we underperform. We expect our executives to be fully accountable in pursuing our short and long-term objectives, and have implemented policies and practices that provide appropriate checks and balances to ensure proper compliance and discourage excessive risk-taking behavior.
Due to the uncertainties mentioned above, adjustments were made to our incentive programs in fiscal 2020 including not offering long-term incentives, and adjusting the payout frequency, performance metrics, and participant target opportunity for our short-term incentive program. The modifications made to our incentive plans were guided by outside advisors and we believe they are consistent with market practices for companies in similar situations with a focus on near-term cash flow and operational objectives. Management and the Board believe in and apply the following sound executive compensation practices to promote the alignment of all stakeholders:

What We Do
✓	Align to a peer group that reflects our business model
✓	Engage independent and expert compensation committee consultants
✓	Ensure the majority of compensation is at risk and paid on performance
✓	Establish challenging threshold performance goals and maximum performance goals that reflect stretch levels of performance
✓	Cap cash incentive payouts for corporate performance measures at 150% of the target award, reduced from 200% in prior years
✓	Require termination of employment in addition to a change in control for accelerated equity vesting (double trigger)
✓	Require non-competition, non-solicitation and confidentiality agreement for eligibility in severance and change in control plans
✓	Ensure freedom for Human Resources and Compensation Committee discretion to apply negative adjustments to incentive awards
✓	Have an executive compensation clawback policy that allows us to recover performance-based cash and equity incentive compensation paid to executives in various circumstances, including for misconduct
✓	Review annually our compensation programs and policies to ensure they do not encourage excessive risk-taking
✓	Conduct annual “say-on-pay” advisory votes
What We Don’t Do
✗	Provide excessive executive perquisites
✗	Reprice or exchange equity awards without shareholder approval
✗	Allow hedging and pledging of Company securities
✗	Provide change of control excise tax gross-ups
✗	Provide any other tax gross-ups to our executives, with the exception of relocation expenses, limited business-related benefits or in connection with expatriate / international assignments
Executive Compensation Philosophy
Our compensation philosophy provides a governance framework for our executive compensation practices. The HRCC in its governance process applies sound judgment and discretion in the application of the following:
•    Compensation should strongly align the interests of executive officers with those of patients, employees and other stakeholders;
•    Compensation policies and practices should support effective governance;
•    Compensation should align management with the long-term financial interests of stakeholders through the use of performance-based incentive plans;
•    The focus should be on total compensation opportunity (base salary and incentive compensation) with an explicit role for each element;
•    Compensation should be competitive, but not excessive, in order to attract and retain talented executive officers who can achieve our long-term strategic goals;
•    Compensation should reward corporate performance to encourage collaboration and collective interests;
•    Compensation should support our business strategy in the areas of delivering innovative therapies to patients, driving value for customers, transparency and certainty for shareholders and empowering employees, as well as our talent strategy;

•    The reward elements should be balanced, with an emphasis on performance-based compensation;
•    Compensation goals and practices should be transparent and easy to communicate, both internally and externally;
•    Goal setting is a key activity and should be conducted in a rigorous manner resulting in targets that reflect stretch, yet achievable, levels of performance; and
•    Pay programs and oversight of these programs should avoid excessive compensation risk that could adversely impact the Company.
Fiscal 2020 Compensation Program
The following table summarizes the three major elements of our fiscal 2020 executive compensation program and the objective of each element. They are designed to work together, and the HRCC views the executive compensation program as an integrated total compensation program. The overall value of compensation is competitively benchmarked to the pharmaceutical industry and with peer companies. The mix of compensation elements varies based on an executive’s position and responsibilities.
On April 24, 2020 the HRCC approved the 2020 Key Employee Incentive Plan (“2020 KEIP”). The 2020 KEIP replaced the annual incentive plan and long-term incentive plan for the Company’s NEOs for fiscal 2020. The 2020 KEIP was implemented due to the various uncertainties the Company faced associated with outstanding legal issues related to opioids and Acthar Gel, and to prevent the dilutive effect that the issuance of equity to provide market competitive compensation opportunities would have created. Additional details of the 2020 KEIP can be found under the section “Fiscal 2020 KEIP Awards”. A similar plan has been put in place for fiscal 2021, albeit with the addition of Adjusted EBITDA as well as a multi-faceted pipeline metric, all of which has been approved by the Bankruptcy Court. After emergence from the proposed Chapter 11 restructuring process, the Board of Directors and management of the Company at that time will review and establish the compensation philosophy and program elements appropriate for the business strategy of the emerged organization.

Element	Key Features	Objective
Base salary	Fixed cash compensation	Offer a stable income, intended to reflect the market value of the executive’s role, with differentiation for strategic significance, individual capability and experience.
2020 KEIP	Market-competitive, performance-based cash bonus opportunity tied to achievement of Company goals.

Calculation for each executive’s cash incentive is based on performance versus pre-determined goals tied to financial and operational performance measures.

	Three separate standalone performance periods and payout schedule (First Half, Third Quarter, and Fourth Quarter).	Focus executives on pre-set patient, employee and stakeholder value objectives and drive specific behaviors that foster short- and long-term growth and profitability.
Retention bonus	Cash-based retention bonus award to executives in September 2020

	Subject to repayment prior to the earlier of May 15, 2022 or the date the Company emerges from the Chapter 11 Cases in the event the award recipient resigns, retires, voluntarily terminates employment or is terminated by the company for cause	Designed to stabilize the executive leadership team and reduce the possibility of turnover, which could result in the loss of expert knowledge, slow momentum and could impair the Company’s ability to navigate its critical challenges, including the Chapter 11 Cases.
Compensation Decision-Making
Role of the HRCC and Management.
The HRCC makes all decisions regarding senior management compensation, which includes our NEOs and certain other senior officers. The HRCC reviews our executive compensation policies, practices and plans on an ongoing basis to determine whether they are consistent with our compensation philosophy and objectives, and whether they need to be modified in light of changes in our business or the market in general. The HRCC meets periodically with management to review compensation policies and specific levels of compensation paid to officers and other key personnel and approves compensation and programs for executive officers other than our CEO. The HRCC reports to the Board on compensation paid to officers and other key personnel and makes recommendations to the Board regarding CEO compensation policies and programs. In addition, our CEO makes recommendations to the HRCC regarding salary adjustments and the setting of incentive targets and awards for executive officers other than himself, including the other NEOs.
In determining the compensation of an executive officer, the HRCC considers various factors, including:
•    Company, business unit and individual performance, as well as business conditions and our business outlook;
•    Market data on compensation opportunities of officers with similar responsibilities at comparable companies;

•    The officer’s current and future responsibilities and potential contribution to our performance;
•    Retention considerations; and
•    Compensation levels of our executives with similar levels of responsibility (“internal equity”).
Role of the Compensation Consultant.
The HRCC utilizes the services of independent compensation consultants from time to time and has the sole authority to retain, compensate and terminate any such compensation consultants. During fiscal 2020, Willis Towers Watson (“WTW”) served as independent compensation consultant to the HRCC, compensation paid to WTW for these services totaled approximately $100,245. WTW reports directly to the HRCC, and within their scope of services WTW reviews HRCC materials, attends HRCC meetings, reviews our peer group and competitive positioning of individual executives versus market, assists the HRCC with program design, provides advice to the HRCC as compensation issues arise and provides recommendations on certain specific aspects of our compensation programs. The HRCC assessed the independence of WTW and determined that WTW is independent and that no conflicts of interest exist currently or existed during fiscal 2020. WTW also has been retained by the Governance and Compliance Committee as its independent compensation consultant in all matters relating to non-employee director compensation.
During fiscal 2020, in addition to the Board retaining WTW to provide services to the HRCC, Mallinckrodt management engaged WTW to provide services relating to the Company’s Chapter 11 filing. Total fees in relation to the Chapter 11 filing during fiscal 2020 were approximately $250,770. In addition, we participate in a number of WTW general compensation surveys and purchase subsequent U.S. and international compensation reports. In fiscal 2020, our expenditure for these products was $25,336.
Peer Group Determination.
When reviewing compensation programs for the executive officers, the HRCC considers the compensation practices of a group of companies of reasonably similar size and that may be in competition with us for talent. Given the rapidly changing business landscape of the pharmaceutical industry, including consolidations, it is important to maintain a current view of peer competitors. The HRCC periodically reviews the peer group and approves changes, based on an established set of criteria and the recommendation of WTW. In September 2019, the HRCC approved a peer group that included the 16 companies listed below for fiscal 2020. The specific companies were selected using objective size criteria, in a range that we believe is appropriate for benchmarking executive compensation. We believe the peer group includes companies with which we compete for business, executive talent and/or investment dollars.
The following table sets forth the peer group companies approved by the HRCC for use in the fiscal 2020 competitive analysis of executive compensation:

Alexion Pharmaceuticals, Inc.	CSL Limited	Regeneron Pharmaceuticals, Inc.
Alkermes plc	Endo International plc	United Therapeutics Corporation
Amneal Pharmaceuticals	Horizon Pharma plc	Vertex Pharmaceuticals Inc.
BioMarin Pharmaceutical Inc.	Incyte Corp	Zoetis Inc.
Bausch Health Companies	Jazz Pharmaceuticals plc
Catalent, Inc.	Perrigo Company plc
In selecting the peer group, the HRCC considered revenue and market capitalization, in addition to business similarity and our market for executive talent. Summary information is provided below in terms of revenue and market capitalization for the fiscal 2020 peer group at the time the fiscal 2020 peer group was approved by the HRCC (which was based on publicly available information as of August 31, 2019):

	Revenue for the Last Twelve Months ($ Millions)	Market Capitalization ($ Millions)
75th Percentile	$4,523	$11,588
Median	$2,518	$7,256
25th Percentile	$1,679	$4,386

Mallinckrodt	$3,249	$218
Mallinckrodt Percentile	65%	Lowest
In September 2020, the HRCC, with the assistance of WTW, analyzed the Company’s peer group to determine whether it should be revised. After reviewing the current peer group and other potential peer companies, the HRCC decided to make no changes to the peer group for 2021.
The HRCC also reviews compensation data from life sciences and general industry surveys provided by AON Radford and WTW.

Fiscal 2020 Executive Compensation Decisions
The HRCC took many factors into account in making compensation decisions in fiscal 2020. The HRCC process started with the full Board’s review of the Company’s strategy, progress against the stated transformation goals toward becoming an innovation-driven biopharmaceutical company, the legal uncertainties the Company faced related to opioids and Acthar Gel, operating performance in prior years and performance goals for the coming fiscal year. As always, actions taken by the HRCC considered the Company’s operating plan for fiscal 2020 and the then-current share price; furthermore, these actions were aligned to our compensation philosophy and as such aimed to align management and stakeholder interests through competitive performance-based compensation that attracted, motivated and retained important talent. In addition, with support from WTW, the HRCC looked at the potential impact of current and emerging external factors such as the dynamic competitive landscape for executive talent, a review of compensation data and market trends from the peer group and external surveys. Finally, the HRCC weighed internal factors specific to Mallinckrodt such as executive tenure and experience, role and individual performance.
The HRCC approved certain increases in base salary and incentive targets to reflect market competitive pay, individual capability, tenure and experience and the nature and complexity of individual roles within the business.
In addition, the HRCC approved a form of employment agreement to be entered into with each NEO. The employment agreements are intended to codify into a contractual arrangement the severance benefits that each executive officer is already entitled to under the Mallinckrodt Severance Plan for U.S. Officers and Executives (“Severance Plan”) and is aligned to the Severance Plan in all material respects. The term of the employment agreements is three years, with automatic one year renewals, absent notice of non-renewal.
Base Salary
The HRCC evaluates base salaries annually as well as upon a promotion or other change in job responsibility to determine if increases are appropriate. The HRCC, based in part upon the recommendation of our CEO and considering each NEO’s level of responsibility and experience, as well as market data for similar positions at companies in our peer group and issues of pay equity, approved the base salary increases detailed in the table below. It is important to note that, in consultation with the HRCC and WTW, the Board froze the base salary for Mr. Trudeau in consideration of recent company performance. In addition, base salaries for Mr. Casey and Dr. Romano were unchanged during fiscal 2020. Mr. Reasons was provided a salary increase to move his salary closer to the market median salary. Mr. O’Neill was provided a salary increase due to expansion of his responsibilities to include operations.

NEO Annual Base Salaries and Adjustments During Fiscal 2020
	Initial Salary	Ending Salary	Change
Mark C. Trudeau	$1,050,000	$1,050,000	$0 / 0%
Bryan M. Reasons (1)	$550,000	$600,000	$50,000 / 9.1%
Hugh M. O’Neill (2)	$575,000	$620,000	$45,000 / 7.8%
Steven J. Romano, M.D.	$620,000	$620,000	$0 / 0%
Mark J. Casey	$600,000	$600,000	$0 / 0%
(1)Market adjustment effective March 30, 2020 in order to align with market median salary.
(2)Salary increase effective March 30, 2020 due to expansion of role.
Fiscal 2020 KEIP Awards
During fiscal 2020, each NEO participated in the 2020 KEIP which is a component of our Stock and Incentive Plan. For fiscal 2020, the HRCC determined the amount payable to our NEOs under the 2020 KEIP by multiplying the NEO’s individual incentive target by the funding based on Company performance for three separate standalone performance periods (First Half, Third Quarter, and Fourth Quarter, all three performance periods together are referred to as the “Full Year”).
The HRCC established award target amounts for each of our NEOs under the 2020 KEIP, detailed in the table below. Based on the assessment of our audited performance, the HRCC may adjust the bonus funding factor up or down under the maximum determined by our plan. Based on Company performance and HRCC approval, individual awards were granted.
The 2020 KEIP Full Year target amounts for the NEOs are equal to the sum of their previously approved target annual incentive opportunity for fiscal 2020 and 80% of their previously approved target long-term equity incentive opportunity for fiscal 2020 (a 20% reduction was applied to reflect the shorter-term nature of this component of the award and that the award was payable in cash).

Name	2020 KEIP Full Year Target	Previously Approved Combined Annual and Long-Term Incentive Target
Mark C. Trudeau	$9,312,500	$11,312,500
Bryan M. Reasons	$1,990,000	$2,390,000
Hugh M. O’Neill	$2,403,000	$2,903,000
Steven J. Romano, M.D.	$2,403,000	$2,903,000
Mark J. Casey	$2,150,000	$2,590,000
Performance Periods and Measures. The 2020 KEIP consisted of three separate standalone performance periods: the first half of fiscal 2020 (50% of award), the third quarter of fiscal 2020 (25% of award), and the fourth quarter of fiscal 2020 (25% of award). Given the uncertainty the Company faced in 2020, the shorter-term goals and performance periods placed a greater emphasis on the results we needed to achieve throughout the year. In addition, this type of incentive plan structure is aligned with market practice for Companies operating under similar circumstances. The Company’s achievement against the following performance measures was assessed for each performance period separately and resulted in three separate award payouts: adjusted operating cash flow, net sales revenue, and operational metrics related to successful product launch execution. These performance measures were set in relation to our annual budget for the entire enterprise as approved by the Board of Directors.
The HRCC believes these measures are key drivers of longer term value creation and maximizing cash flow and demonstrate the ability to generate cash flows during uncertain times.
•    Adjusted operating cash flow represents operating cash flow prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) adjusted for separation costs, reorganization advisor fees, working capital impacts related to the CARES Act, significant legal and environmental charges and working capital impacts resulting from the Company’s Chapter 11 bankruptcy filing.
•    Net sales revenue represents net sales calculated in accordance with GAAP, as adjusted for certain items. Net sales revenue is an important measure because it is a leading indicator of performance and value creation and provides a clear focus on top-line growth.
•    Successful product launch is defined as the successful launch of terlipressin. Key milestones guided management’s recommendation for performance against this metric.
The weighted average funding for the 2020 KEIP could range from 0% to 150% of target based upon our performance against these measures for each standalone performance period, which is a reduction from the previously approved range of 0% to 200%. The HRCC maintains discretionary authority to further modify the funding, both negatively and positively.
Fiscal 2020 Full Year performance resulted in an overall weighted average funding of 126%. However, the actual Full Year Payout for the NEOs was 122% due to over performance in the First Half and the performance cap of 150%. Although the award payouts were not based on Full Year performance results, the HRCC reviewed the Full Year goals against the performance period goals to ensure the performance period payouts were appropriately aligned to the Full Year expected results. Payments to the NEOs for the Fourth Quarter performance period have been approved by the Bankruptcy Court.
The following charts summarize the 2020 KEIP design based on a Full Year view and the three separate performance periods with respect to the Company performance measures, including the relative weighting, performance targets, actual results and weighted average funding for our NEOs:

Fiscal 2020 Full Year Company Performance Measures (Applicable to all NEOs)
Measure	Weighting	Threshold (50% Payout)	Target (100% Payout)	Maximum (150% Payout)	Fiscal 2020 Results (1)	Weighted Average Funding
Adjusted Operating Cash Flow (in millions)	60%	$399	$470	$541	$596	90%
Net Sales Revenue (in millions)	25%	$2,574	$2,710	$2,846	$2,747	28%
Operational Metric	15%					8%
						126%

Fiscal 2020 First Half Company Performance Measures (Applicable to all NEOs)
Measure	Weighting	Threshold (50% Payout)	Target (100% Payout)	Maximum (150% Payout)	Fiscal 2020 First Half Results (1)	Weighted Average Funding
Adjusted Operating Cash Flow (in millions)	60%	$213	$250	$288	$303	90%
Net Sales Revenue (in millions)	25%	$1,216	$1,280	$1,344	$1,354	38%
Operational Metric	15%					15%
						143%

Fiscal 2020 Third Quarter Company Performance Measures (Applicable to all NEOs)
Measure	Weighting	Threshold (50% Payout)	Target (100% Payout)	Maximum (150% Payout)	Fiscal 2020 Third Quarter Results (1)	Weighted Average Funding
Adjusted Operating Cash Flow (in millions)	60%	$68	$80	$92	$118	90%
Net Sales Revenue (in millions)	25%	$665	$700	$735	$698	24%
Operational Metric	15%					—%
						114%

Fiscal 2020 Fourth Quarter Company Performance Measures (Applicable to all NEOs)
Measure	Weighting	Threshold (50% Payout)	Target (100% Payout)	Maximum (150% Payout)	Fiscal 2020 Fourth Quarter Results (1)	Weighted Average Funding
Adjusted Operating Cash Flow (in millions)	60%	$119	$140	$161	$175	90%
Net Sales Revenue (in millions)	25%	$693	$730	$767	$6,882	—%
Operational Metric	15%					—%
						90%
The performance measures used for compensation purposes include non-GAAP financial measures which exclude the effects of certain items which the HRCC believes do not represent ongoing operating results and/or business trends.
Strategic Imperatives. In addition to performance against financial and operational measures, the HRCC also considers performance that supported the accomplishment of strategic imperatives, and has the ability to adjust the overall size of the executive bonuses, both negatively and positively. This allows the HRCC to decrease the size of the executive bonuses if, in the HRCC’s opinion, such amounts are not appropriately earned or should not be paid.
The HRCC took into account the progress on the strategic imperatives and challenges that faced the business in 2020 when determining the 2020 KEIP award payouts for each of the three performance periods. The HRCC applied negative discretion to the third quarter performance period by not rewarding for the operational metric of successful product launch execution. Although the key milestones for that performance period were achieved, it was already known by that point that the overall metric would not be achieved by the end of the Fourth Quarter performance period.

	Target Performance Multiplier				Payout
	First Half Target KEIP Opportunity	x	Multiplier		First Half KEIP Payout
Mark C. Trudeau	$4,656,250	x	143%	=	$6,658,438
Bryan M. Reasons	$995,000		143%		$1,422,850
Hugh M. O’Neill	$1,201,500		143%		$1,718,145
Steven J. Romano, M.D.	$1,201,500		143%		$1,718,145
Mark J. Casey	$1,075,000		143%		$1,537,250

	Target Performance Multiplier				Payout
	Third Quarter Target KEIP Opportunity	x	Multiplier		Third Quarter KEIP Payout
Mark C. Trudeau	$2,328,125	x	114%	=	$2,654,063
Bryan M. Reasons	$497,500		114%		$567,150
Hugh M. O’Neill	$600,750		114%		$684,855
Steven J. Romano, M.D.	$600,750		114%		$684,855
Mark J. Casey	$537,500		114%		$612,750

	Target Performance Multiplier				Payout
	Fourth Quarter Target KEIP Opportunity	x	Multiplier		Fourth Quarter KEIP Payout
Mark C. Trudeau	$2,328,125	x	90%	=	$2,095,313
Bryan M. Reasons	$497,500		90%		$447,750
Hugh M. O’Neill	$600,750		90%		$540,675
Steven J. Romano, M.D.	$600,750		90%		$540,675
Mark J. Casey	$537,500		90%		$483,750
Fiscal 2018 and 2019 Performance Share Awards Cancelation
In December 2020, the HRCC approved the cancellation of the 2018 and 2019 Performance Share Units (“PSUs”) due to none of the performance targets having potential to be met, which would result in all the shares paying out at 0% and unnecessary administration of the awards. In addition, employees were provided the option to waive their rights to their outstanding RSUs. Mr. Trudeau chose to waive his rights to his outstanding restricted stock units (“RSUs”) and his fiscal 2018 and 2019 PSUs. The following table shows the target shares granted and grant value of the fiscal 2018 and 2019 PSUs.

Fiscal 2018 and 2019 Performance Share Awards Grants
	2018 PSUs		2019 PSUs		2018 and 2019 PSUs
Name	Grant Value ($) (1)	Shares Granted (#)	Grant Value ($) (2)	Shares Granted (#)	Shares Earned (#)	Realized Value ($)
Mark C. Trudeau	5,000,000	344,367	5,000,000	189,129	—	—
Bryan M. Reasons	N/A	N/A	560,000	21,183	—	—
Hugh M. O’Neill	680,000	46,835	1,000,000	37,826	—	—
Steven J. Romano, M.D.	1,000,000	68,874	1,000,000	37,826	—	—
Mark J. Casey	680,000	46,835	760,000	28,748	—	—
(1)On the date of grant, the closing sales price per share of our ordinary shares as reported on the NYSE was $13.80.
(2)On the date of grant, the closing sales price per share of our ordinary shares as reported on the NYSE was $22.26.

Executive Retention Bonus Program
In November 2019, the HRCC approved a key executive retention plan, also known as the Executive Retention Bonus Program (“ERBP”) for specified employees including the NEOs, and the Board approved an ERBP for the CEO. The ERBP provided a cash-based retention bonus award to specified employees of the Company. In August 2020, the HRCC approved an extension of the ERBP for a small number of employees including the NEOs, and the Board approved an extension for the CEO. The HRCC considered the challenges facing the Company including the opioid litigation, and both the Board and the HRCC believed it critical to continue to stabilize the executive leadership team and reduce the possibility of further turnover during a critical time at the Company. Further turnover would have resulted in the loss of expert knowledge, slowed momentum and could have impaired the Company’s ability to continue to navigate the challenges, including the opioid litigation, and bring pipeline products to market. The HRCC consulted independent advisors on the extension of the program and approaches utilized by other companies facing similar uncertainties for retention of executives in determining the value of the extended ERBP. The HRCC (and the Board with regard to the CEO) approved awards under the extended ERBP for the NEOs in the following amounts.

2020 Executive Retention Bonuses
Mark C. Trudeau	$1,575,000
Bryan M. Reasons	$900,000
Hugh M. O’Neill	$930,000
Steven J. Romano, M.D.	$930,000
Mark J. Casey	$900,000
Awards under the 2019 ERBP, are subject to repayment prior to the 18-month anniversary of the grant date in the event the award recipient resigns, retires, voluntarily terminates employment or is terminated by the Company for cause. Awards under the extended 2020 ERBP, are subject to repayment in the event the award recipient resigns, retires, voluntarily terminates employments or is terminated by the Company for cause until the earlier of May 15, 2022 or the date the Company emerges from bankruptcy proceedings.
Other Benefits
We provide NEOs the same benefits that are provided to all employees, including defined contribution retirement benefits and health and welfare benefits. In addition, our executive officers are provided with certain additional benefits, intended to be competitive with the practices of our peer companies.

Retirement Benefits. The NEOs are eligible to participate in our Retirement Savings and Investment Plan (“Mallinckrodt Retirement Savings Plan”), which is our 401(k) plan available to all eligible U.S. employees, and our Supplemental Savings and Retirement Plan (“Mallinckrodt Supplemental Savings Plan”), our non-qualified deferred compensation plan in which executive officers and other senior employees may participate. The Mallinckrodt Supplemental Savings Plan is a so-called “excess” plan that extends the 401(k) benefits beyond the Internal Revenue Code (the “Code”) limitations. For more information regarding the Mallinckrodt Supplemental Savings Plan, see “Executive Compensation Tables — Non-Qualified Deferred Compensation.”
International Assignment Benefits. We ensure that employees who are sent on an assignment outside of their home country are subject to substantially the same income tax liability as they would have paid in the U.S. pursuant to our tax equalization program. Each such employee is responsible for a theoretical U.S. income tax liability based on an estimate of his or her anticipated U.S. income tax liability, and we are responsible for any home country and assignment country taxes in excess of that amount. We deduct hypothetical income taxes from the employee’s compensation during the tax year and pay any assignment country taxes on his or her behalf.
Health and Welfare Benefits. The health and welfare benefits we provide to the NEOs are offered to all eligible U.S. based employees and include medical, dental, prescription drug, vision, life insurance, accidental death and dismemberment, business travel accident, personal and family accident, flexible spending accounts, short- and long-term disability coverage and an employee assistance program.
Additional Benefits. We maintain an executive physical examination program and an executive financial and tax planning program for executive officers. These programs are intended to encourage executives to proactively manage their health and complex financial/tax situations, thereby enabling them to focus on the business. The benefits are periodically benchmarked versus comparable companies and intended to be competitive for our industry. In addition, when we request a spouse or partner to attend a business meeting, such as our annual national sales recognition program for top performers, we reimburse executive officers for expenses related to this travel. In these circumstances, we reimburse executive officers for the income taxes associated with these travel expenses. In addition, certain executives whose permanent residences are located more than 50 miles from our New Jersey executive offices, are reimbursed for commuting expenses and we pay for their lodging when they are working at our New Jersey executive offices.
Severance Benefits. We maintain an executive severance plan that provides benefits to certain senior executives upon an involuntary termination of employment for any reason other than cause, permanent disability or death. We provide this plan to enable our executives to devote their full attention to our business by ensuring they will have some financial security in the event of an involuntary termination of employment without cause. Severance benefits, in the form of a lump sum cash payment equal to 18 months base salary (24 months for our CEO), bonus and health benefits are generally payable following a qualifying termination of employment. Executives whose employment is involuntarily terminated without cause during the first twelve months of employment receive base salary and health benefits equivalent to 9 months (12 months for our CEO) in the form of a lump sum cash payment and do not receive a bonus. Receipt of these benefits is conditioned upon the executive signing a release of any claims against us.
Change in Control Benefits. We maintain a change in control plan that provides benefits to certain senior executives upon an involuntary termination of employment or good reason resignation that occurs during a period shortly before and continuing after a change in control (a double-trigger arrangement). We provide this plan to encourage our executives to remain neutral in the face of a potential transaction that may benefit shareholders but result in the loss of the executive’s employment. Benefits are generally payable following a qualifying termination of employment in a lump-sum cash payment equal to 1.5 times (two times for our CEO) the sum of the executive’s base salary and the average of the executive’s bonus for the previous three fiscal years. Additional benefits provided upon a change in control termination include full vesting of outstanding equity awards (double-trigger), continued subsidy for health plan premiums for an 18-month period (24 months for our CEO) and outplacement services. Receipt of change in control severance benefits is conditioned upon the executive signing a release of any claims against us. The plan does not provide excise tax gross-ups.
Employment Agreements. For our NEOs, we have entered into employment agreements which are intended to codify into a contractual arrangement the severance benefits that each executive officer was already entitled to under the executive severance plan. The term of the employment agreements is three years, with automatic one year renewals, absent notice of non-renewal.
Due to the commencement of the Chapter 11 Cases, the disbursement of severance pay and related benefits during the pendency of the Chapter 11 Cases is subject to, among other things, approval by the Bankruptcy Court and the restrictions regarding severance payments imposed by section 503(c) of the Bankruptcy Code.
Share Ownership Requirements
The Board established share ownership requirements under which executive officers have been expected to hold equity with a value expressed as a multiple of their base salary, with the CEO set at five times base salary and all other executive officers set at three times base salary, with certain allowances for including awarded but unvested equity grants in the calculations. However, as a result of the Chapter 11 Cases and related circumstances, on November 3, 2020, the Board of Directors waived compliance with the stock ownership requirements for the duration of the Chapter 11 Cases.

Anti-Hedging/Anti-Pledging Policy
Our Insider Trading Policy prohibits directors, officers and employees from entering into or trading in puts, calls, cashless collars, options or similar rights and obligations or any other hedging activity involving our securities, other than the exercise of a Company-issued stock option.
Our policy also prohibits directors, officers and employees from purchasing our securities on margin, borrowing against our securities held in a margin account or pledging our securities as collateral for a loan. However, an exception may be granted by our General Counsel if the individual clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities.
Compensation Recovery Policy (“Clawback”)
Since its separation from Covidien plc in 2013, the Corporate Governance Guidelines have mandated that the Company have a Board-approved policy for recoupment of incentive compensation. This policy was originally implemented by the Board in 2014, and was amended in 2018 in response to a productive engagement between members of the Board and certain shareholders and was further amended in 2019 in response to a shareholder proposal at the Company’s 2019 Annual General Meeting. Mallinckrodt’s policy states that in the event of (i) a restatement of financial or operating results due to material non-compliance with financial reporting requirements or (ii) misconduct resulting in a material violation of the Company’s policies that results in significant harm to the Company, the HRCC is authorized to recover (“clawback”) any incentive compensation that was overpaid taking into account such factors as the HRCC deems appropriate.
Under Mallinckrodt’s policy, the Company agreed to disclose annually whether, at any time during the last completed fiscal year, the Board required recoupment or forfeiture of any incentive compensation received by certain employees, including NEOs, (1) if required by law, and (2) if not required by law, so long as the disclosure (a) would not violate any individual’s privacy rights, (b) is not likely to result in or exacerbate any existing or threatened employee, shareholder or other litigation, arbitration, investigation or proceeding against the Company and (c) is not otherwise prohibited. Subject to the exceptions described in the previous sentence, if any such recoupment or forfeiture under this policy occurred, the Company will disclose the general circumstances of the recoupment and/or forfeiture, and if no such recoupment or forfeiture occurred during the last completed fiscal year, the Company will disclose that no such event occurred.
In addition, the Company’s Wage Motion which is effective during the Chapter 11 restructuring process, states all parties involved may seek disgorgement of payments from any member in a debtor entity, including the NEOs, if it is determined the member knowingly participated in criminal misconduct in connection with their employment with the Debtors or been aware of acts or omissions of others that such member knew at the time were fraudulent or criminal with respect to the Debtors’ commercial practices in connection with the sale of opioids.
In 2020, there was no recoupment or forfeiture applied to the compensation of any executive officer of the Company.
Compensation Committee Interlocks and Insider Participation
During fiscal 2020, all members of the HRCC were independent directors, and none of them were current or former officers or employees of Mallinckrodt. Additionally, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our HRCC or Board of Directors during fiscal 2020.
Compensation Committee Report on Executive Compensation
The HRCC is responsible for the oversight of our compensation programs on behalf of the Board of Directors. In fulfilling these responsibilities, the HRCC has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this report.
Based on the review and discussions referred to above, the HRCC recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report and Mallinckrodt’s Proxy Statement for the 2021 Annual General Meeting of Shareholders, which will be filed with the SEC.
Human Resources and Compensation Committee
David Y. Norton, Chairman
David R. Carlucci
J. Martin Carroll
Anne C. Whitaker
Executive Compensation Tables
Our NEOs, like our employees generally and our shareholders and other stakeholders, have been significantly impacted by the Chapter 11 Cases. The information presented in these Executive Compensation Tables reflects compensation for our NEOs for fiscal year 2020. The impact of the Chapter 11 Cases is not reflected in these Executive Compensation Tables. Under the proposed plan of reorganization, each existing equity interest in Mallinckrodt, including our ordinary shares and existing equity-based awards, will be cancelled and extinguished, and our shareholders will not receive any recovery upon our emergence from the Chapter 11 proceedings.

Accordingly, upon our emergence from the Chapter 11 proceedings, our NEOs will not receive any value for their PSUs, RSUs, stock options or any other equity interest in us notwithstanding the values reflected in the Executive Compensation Tables set forth below.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Mark C. Trudeau President and Chief Executive Officer	2020	1,050,000	1,575,000	—	—	11,407,814	854,724	14,887,538
	2019	1,050,000	1,575,000	5,000,026	5,000,006	1,312,500	673,223	14,610,755
	2018	1,050,000	—	5,000,013	5,000,004	1,995,000	1,068,613	14,113,630
Bryan M. Reasons Executive Vice President and Chief Financial Officer	2020	586,539	900,000	—	—	2,437,750	176,080	4,100,369
	2019	423,077	825,000	840,027	560,008	284,217	83,796	3,016,125
Hugh M. O’Neill Executive Vice President and Chief Commercial Officer	2020	607,885	930,000	—	—	2,943,675	249,666	4,731,226
	2019	568,269	862,500	1,500,016	1,000,007	336,375	145,615	4,412,782
	2018	550,000	—	1,020,022	680,004	505,148	64,931	2,820,105
Steven J. Romano, M.D. Executive Vice President and Chief Science Officer	2020	620,000	930,000	—	—	2,943,675	283,990	4,777,665
	2019	620,000	930,000	1,500,016	1,000,007	403,000	162,076	4,615,099
	2018	601,154	—	1,500,013	1,000,003	601,075	73,485	3,775,730
Mark J. Casey Executive Vice President and Chief Legal Officer	2020	600,000	900,000	—	—	2,633,750	248,547	4,382,297
	2019	557,500	900,000	1,140,018	760,008	468,000	132,043	3,957,569
	2018	455,077	—	1,270,039	930,005	436,865	186,792	3,278,778
(1)The amounts reported represent cash retention awards paid in 2020 but will not be earned until 2022 for Mr. Trudeau, Mr. Reasons, Mr. O’Neill, Dr. Romano and Mr. Casey. The terms of the retention payments include repayment of the full amount if the executive voluntarily terminates employment or is terminated for cause earlier of May 15, 2022 or the date the Company emerges from bankruptcy proceedings.
(2)The amounts reported represent the aggregate grant date fair value, computed in accordance with Accounting Standards Codification 718 (“ASC 718”), of RSUs, PSUs and stock option awards granted to each of our NEOs during fiscal 2019 and 2018. For PSUs, the values shown reflect the grant date fair value based on the probable outcome of the performance conditions. If the highest level of achievement of the performance conditions were assumed, the value of the PSUs at the grant date for the proxy officers (other than Mr. Reasons) for fiscal years 2019 and 2018, respectively, would be: Mr. Trudeau, $10,000,052 and $10,000,026; Mr. O’Neill, $2,000,023 and $1,360,036; Dr. Romano, $2,000,023 and $2,000,024; Mr. Casey, $1,520,036 and $1,360,036. If the highest level of achievement of the performance conditions were assumed, the value of the PSUs at the grant date for Mr. Reasons for fiscal year 2019 would be $1,120,036.
Amounts reported do not correspond to the actual value that may be recognized by the NEOs, which may be higher or lower based on a number of factors, including our performance, stock price fluctuations and applicable vesting.
(3)The amounts reported for fiscal year 2020 represent incentive cash awards paid to the NEOs under our 2020 KEIP. For information regarding the calculation of these awards, see the CD&A. The amounts reported for fiscal year 2018 and 2019 represent incentive cash awards paid to the NEOs under our 2019 and 2018 Global Bonus Plan.
(4)The amounts reported represent the aggregate dollar amount for each NEO for employer contributions to the Retirement Savings Plan, employer credits to the Supplemental Savings Plan, relocation benefits, international assignment benefits for fiscal 2020 and 2019, commuting expenses, executive physicals, executive financial planning and tax reimbursements, tax preparation fees, and personal use of the Company’s fractional ownership of an aircraft in 2019. We also have Company-purchased tickets to athletic or other events which are generally used for business purposes. In limited instances our named executive officers may have personal use of Company-purchased event tickets when they are not being used for business purposes. No amounts are included because there is no incremental cost to us of such personal use. The following table shows the specific amounts included in the All Other Compensation column of the Summary Compensation Table for fiscal 2020.

ALL OTHER COMPENSATION IN 2020
Name	Contributions to Retirement Savings Plan ($)	Credits to Supplemental Savings Plan ($)	Commuting Expenses ($) (1)	Tax Reimbursement Payments ($) (2)	Director Fees ($) (3)	Other ($) (4)	Total ($)
Mark C. Trudeau	18,300	685,823	—	132,371	—	18,230	854,724
Bryan M. Reasons	18,300	155,930	—	—	—	1,850	176,080
Hugh M. O’Neill	18,300	185,166	46,200	—	—	—	249,666
Steven J. Romano, M.D.	17,100	189,891	—	—	61,010	15,989	283,990
Mark J. Casey	17,060	177,365	51,622	—	—	2,500	248,547
(1)Includes amounts incurred in connection with providing lodging near our Specialty Brands principal office in Bedminster, New Jersey and related commuting expenses.
(2)Mr. Trudeau received tax reimbursement as part of our Tax Equalization Policy.

(3)The Company has appointed Mr. Romano as its representative on the Board of Directors of Silence Therapeutics plc. Mr. Romano received director fees of £45,000 from Silence Therapeutics plc for this service in 2020. For purposes of this table, the exchange rate as of December 24, 2020 of one British Pound to 1.35578 U.S. dollars was used.
(4)Includes amounts for executive physicals and executive financial planning and tax preparation fees.

Grants of Plan-Based Awards
The following table provides information concerning the 2020 KEIP awards granted to each of our NEOs in fiscal 2020 under the Stock and Incentive Plan. For a more complete understanding of the table, please read the footnotes that follow the table, as well as the related discussion in the CD&A.

FISCAL 2020 GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Date of Committee Action	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mark C. Trudeau
2020 KEIP			4,625,250	9,312,500	13,968,750
Bryan M. Reasons
2020 KEIP			995,000	1,990,000	2,985,000
Hugh M. O’Neill
2020 KEIP			1,201,500	2,403,000	3,604,500
Steven J. Romano, M.D.
2020 KEIP			1,201,500	2,403,000	3,604,500
Mark J. Casey
2020 KEIP			1,075,000	2,150,000	3,225,000
(1)The amounts reported reflect threshold, target and maximum award amounts for fiscal 2020 that were set in fiscal 2020 under the 2020 KEIP, which is an element of our Stock and Incentive Plan. The actual amounts earned by each NEO pursuant to such awards are reported under the Non-Equity Plan Incentive Compensation column of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information regarding outstanding stock option awards and unvested restricted unit and performance unit awards held by each NEO as of December 25, 2020 and the corresponding market value based on our closing stock price as of December 24, 2020 (considering the OTC Pink Marketplace closure on December 25, 2020). For a more complete understanding of the table, please read the footnotes that follow the table.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark C. Trudeau (22)	17,904	— (1)	37.85	1/31/2022	—	—	—	—
	38,875	— (2)	41.73	12/2/2022	—	—	—	—
	234,437	— (3)	44.00	6/30/2023	—	—	—	—
	63,542	— (4)	51.35	1/1/2024	—	—	—	—
	108,014	— (5)	96.96	1/2/2025	—	—	—	—
	175,528	— (6)	72.61	1/4/2026	—	—	—	—
	187,338	62,447 (7)	51.73	1/3/2027	—	—	—	—
	473,001	473,002 (9)	13.80	4/2/2028	—	—	—	—
	128,500	385,502 (11)	22.26	4/1/2029	—	—	—	—
Bryan M. Reasons	14,392	43,177 (11)	22.26	4/1/2029	9,435 (13)	2,812	10,592 (12)	3,156
Hugh M. O’Neill	15,062	— (4)	51.35	1/1/2024	—	—	—	—
	9,414	— (17)	51.35	1/1/2024	—	—	—	—
	16,551	— (5)	96.96	1/2/2025	—	—	—	—
	30,605	— (6)	72.61	1/4/2026	—	—	—	—
	30,544	10,182 (7)	51.73	1/3/2027	1,813 (8)	540	—	—
	10,181	3,394 (18)	51.73	1/3/2027	604 (19)	180	—	—
	—	54,301 (20)	51.73	1/3/2027	—	—	—	—
	64,328	64,329 (9)	13.80	4/2/2028	12,319 (15)	5,507	23,418 (10)	6,978
	25,700	77,101 (11)	22.26	4/1/2029	16,847 (13)	6,694	18,913 (12)	5,636
Steven J. Romano, M.D.	11,275	— (21)	120.27	7/1/2025	—	—	—	—
	22,288	— (6)	72.61	1/4/2026	—	—	—	—
	33,599	11,200 (7)	51.73	1/3/2027	1,944 (8)	594	—	—
	11,199	3,733 (18)	51.73	1/3/2027	665 (19)	198	—	—
	—	59,731 (20)	51.73	1/3/2027	—	—	—	—
	94,600	94,601 (9)	13.80	4/2/2028	18,116 (15)	5,399	34,437 (10)	10,262
	25,700	77,101 (11)	22.26	4/1/2029	16,847 (13)	5,020	18,913 (12)	5,636
Mark J. Casey	19,790	19,791 (14)	18.15	2/1/2028	6,888 (15)	2,053	—	—
	64,328	64,329 (9)	13.80	4/2/2028	12,319 (16)	3,671	23,418 (10)	6,978
	19,532	58,597 (11)	22.26	4/1/2029	12,804 (13)	17,462	14,374 (12)	4,283
(1)Represents stock options granted on February 1, 2012 to Mr. Trudeau in connection with his commencement of employment with Covidien as President of its Pharmaceuticals business, which vest 50% on each of the 3rd and 4th anniversaries of the grant date.
(2)Represents stock options granted on December 3, 2012, which vest one third on each of the 2nd, 3rd and 4th anniversaries of the grant date.
(3)Represents stock options granted on July 1, 2013 in connection with the separation from Covidien, which vest 50% on each of the 3rd and 4th anniversaries of the grant date.
(4)Represents stock options granted on January 2, 2014, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(5)Represents stock options granted on January 2, 2015, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(6)Represents stock options granted on January 4, 2016, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(7)Represents stock options granted on January 3, 2017, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(8)Represents RSUs granted on January 3, 2017, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(9)Represents stock options granted on April 2, 2018, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(10)Represents PSUs granted on April 2, 2018, which cover the fiscal 2018 - 2020 performance cycle. The amounts reported in this column are based on achievement at the 50% level. The HRCC approved the PSUs to be canceled in December 2020 due to the units having no potential of delivering value.
(11)Represents stock options granted on April 1, 2019, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(12)Represents PSUs granted on April 1, 2019, which cover the fiscal 2019 - 2021 performance cycle. The amounts reported in this column are based on achievement at the 50% level. The HRCC approved the PSUs to be canceled in December 2020 due to the units having no potential of delivering value.
(13)Represents RSUs granted on April 1, 2019, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(14)Represents stock options granted on February 1, 2018, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(15)Represents RSUs granted on February 1, 2018, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(16)Represents RSUs granted on April 2, 2018, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(17)Represents stock options granted on January 2, 2014, which vest 50% each on the 3rd and 4th anniversaries of the grant date.
(18)Represents stock options granted on January 3, 2017 for the transition period, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.

(19)Represents RSUs granted on January 3, 2017 for the transition period, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(20)Represents stock options granted to certain NEOs on January 3, 2017, which fully vest on the 4th anniversary of the grant date.
(21)Represents stock options granted on July 1, 2015, which vest 25% on each of the 1st, 2nd, 3rd and 4th anniversaries of the grant date.
(22)During fiscal 2020, Mr. Trudeau agreed to waive the vesting and settlement of outstanding RSUs and PSUs and such outstanding units were cancelled.

Option Exercises and Stock Vested
The following table provides information regarding the number of stock options exercised by NEOs during fiscal 2020 and the vesting of RSUs during fiscal 2020.

FISCAL 2020 OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark C. Trudeau	—	—	19,108	65,531
Bryan M. Reasons	—	—	3,144	6,068
Hugh M. O’Neill	—	—	15,362	33,860
Steven J. Romano, M.D.	—	—	18,184	38,853
Mark J. Casey	—	—	13,871	35,028

Non-Qualified Deferred Compensation
The following table provides information with respect to non-qualified deferred compensation for fiscal 2020 for each NEO. For more information regarding information contained in the table and the material terms of our non-qualified deferred compensation plan, please read the related narrative and footnotes that follow the table.

FISCAL 2020 NON-QUALIFIED DEFERRED COMPENSATION
Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings (Loss) in Last FY ($) (3)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($) (4)
Mark C. Trudeau	—	685,823	232,879	—	2,583,858
Bryan M. Reasons	—	155,930	25,929	—	305,328
Hugh M. O’Neill	33,638	185,166	147,004	—	1,193,030
Steven J. Romano, M.D.	—	189,891	28,767	—	479,700
Mark J. Casey	—	177,365	29,056	—	385,268
(1)The amounts reported include amounts deferred by the NEOs during fiscal 2020 under our Mallinckrodt Supplemental Savings Plan. All amounts reported in this column are also included in the Salary and/or Non-Equity Incentive Plan Compensation columns in the Summary Compensation Table.
(2)The amounts reported include amounts that we credited to our Mallinckrodt Supplemental Savings Plan on behalf of the NEOs during fiscal 2020. These amounts are included in the amounts set forth in the All Other Compensation column of the Summary Compensation Table for fiscal 2020 and are specifically broken out in footnote 4 to the Summary Compensation Table.
(3)The amounts reported include earnings credited to the NEO’s account in the Mallinckrodt Supplemental Savings Plan. Earnings on amounts credited to the Mallinckrodt Supplemental Savings Plan are determined by investment selections made by each NEO in investment alternatives that generally mirror investment choices offered under the Mallinckrodt Retirement Savings Plan (our 401(k) plan).
(4)The amounts reported for each NEO includes the NEO’s total balance in our Mallinckrodt Supplemental Savings Plan as of December 25, 2020.

Mallinckrodt Supplemental Savings Plan. Under the Mallinckrodt Supplemental Savings Plan, participants, including NEOs, may defer up to 50% of their base salary and 75% of their annual bonus. We provide matching credits based on the participant’s deferred base salary and bonus at the same rate that such participant is eligible to receive matching contributions under the Mallinckrodt Retirement Savings Plan and Company credits on any cash compensation (i.e., base and bonus) that the participant earns during a calendar year in excess of applicable IRS limits ($285,000 for 2020). Participants are fully vested in matching and Company credits (including earnings on such credits) upon completion of two years of service. The Mallinckrodt Supplemental Savings Plan is a non-qualified deferred compensation plan that is maintained as an unfunded “top-hat” plan and is designed to comply with Section 409A of the Code. Amounts credited to the Mallinckrodt Supplemental Savings Plan as participant deferrals or Company credits may also be credited with earnings (or losses) based upon investment selections made by each participant from investments that generally mirror investments offered under the Mallinckrodt Retirement Savings Plan. Participants may elect whether they will receive a distribution of their Mallinckrodt Supplemental Savings Plan account balances upon termination of employment or at a specified date. Distributions can be made in a lump sum or in up to 15 annual installments.

Under the Mallinckrodt Retirement Savings Plan, we make an automatic contribution of three percent (3%) of an employee’s eligible pay, irrespective of whether the employee contributes to such plan. Additionally, we match fifty cents ($0.50) for every one dollar ($1.00) employees contribute, up to the first eight percent (8%) of eligible pay.
Potential Payments upon Termination
Due to the commencement of the Chapter 11 Cases, the disbursement of severance pay and related benefits during the pendency of the Chapter 11 Cases is subject to, among other things, approval by the Bankruptcy Court and the restrictions regarding severance payments imposed by section 503(c) of the Bankruptcy Code. The table below does not take into account changes and restrictions that apply following the commencement of the Chapter 11 Cases.
Employment Agreements. For all of the NEOs, severance benefits are payable pursuant to employment agreements entered into between each of the NEOs and a subsidiary of the Company (the “Employment Agreements”), which were intended to codify into a contractual arrangement the severance benefits that each NEO was already entitled to under the Severance Plan. Under the Employment Agreements, benefits are payable to eligible executives, including NEOs, upon an involuntary termination of employment for any reason other than cause, permanent disability or death. Post-termination benefits consist of:
•     Payment of 1.5 times (2x for our CEO) the executive’s annual base salary and the average annual bonus received for the previous three fiscal years excluding any amounts paid that were attributable to the component of the award intended to replace a NEOs previously approved target long-term incentive equity opportunity;
•     A lump sum payment equal to the employer subsidized portion of the cost of health insurance for the applicable executive and his dependents for 18 months;
•     Accelerated vesting of stock options, restricted stock and RSUs scheduled to vest during the 12 months following the date of termination, with vested options remaining exercisable until the one year anniversary of the date of termination, subject to the earlier expiration of the option term. PSUs scheduled to vest during the 12 months following employment termination remain eligible to vest based on actual results.
•     If, during the twenty-four months following the date of termination, an executive would reach the age required for early retirement or normal retirement treatment and would otherwise meet the retirement treatment criteria, the executive will be entitled to any more favorable equity award vesting included in any applicable equity award agreement with the executive;
•     Outplacement services for up to 12 months; and
•     Payment of a pro-rata portion of the executive’s annual incentive cash award for the fiscal year in which such executive’s employment terminates.
In addition, change in control severance benefits are payable to eligible executives, including NEOs, only if the double-trigger requirements are satisfied, meaning that, in order to receive any of the following benefits, the executive must experience an involuntary termination of employment or good reason resignation during a period that begins upon, and ends two years after, a change in control. Post-termination benefits consist of:
•     Payment of 1.5 times (2x for our CEO) the executive’s annual base salary and the average annual bonus received for the previous three fiscal years excluding any amounts paid that were attributable to the component of the award intended to replace a NEOs previously approved target long-term incentive equity opportunity;
•     A lump sum payment equal to the employer subsidized portion of the cost of health insurance for the applicable executive and his dependents for 18 months;
•     Accelerated vesting in full of all stock options, restricted stock, RSUs and PSUs (with vested options remaining exercisable until the one year anniversary of the date of termination), with the vesting level of PSUs to be determined in the sole discretion of the HRCC;
•     Outplacement services for up to 12 months; and
•     Payment of a pro-rata portion of the executive’s annual incentive cash award for the fiscal year in which such executive’s employment terminates.
The payment of benefits under the Employment Agreements is conditioned upon the executive executing a general release in favor of us and is subject to the terms of the Non-Competition, Non-Solicitation, and Confidentiality Agreement by and between the executive and us, under which the executive agreed not to disclose confidential Company information at any time and not to compete with us nor solicit our employees or customers, for a period of one year following termination of employment. We may cancel benefits that are payable or seek to recover benefits previously paid if the executive does not comply with these provisions or violates the release of claims. Payments may be delayed until six months after termination of employment if necessary to comply with Section 409A of the Code.

Upon a termination of employment for cause, executives, including NEOs, are not eligible for severance benefits under the Employment Agreements and forfeit all unvested stock options, RSUs and PSUs. In addition, the stock options, RSUs and PSUs include a “clawback” feature pursuant to which we may recover the amount of any profit the NEO realized upon the exercise of stock options, or the vesting of RSUs or PSUs, during the 12-month period that occurs immediately prior to the executive officer’s involuntary termination of employment for cause.
For purposes of the Employment Agreements, as well as the “clawback” feature discussed in the preceding sentence, “cause” means substantial failure or refusal of the NEO to perform the duties and responsibilities of his job at a satisfactory level as required by us other than due to permanent disability, a material violation of any fiduciary duty or duty of loyalty owed to us, conviction of misdemeanor (other than a traffic offense) or felony, fraud, embezzlement or theft, violation of a material rule or policy, including a violation of our Guide to Business Conduct, unauthorized disclosure of any of our trade secrets or confidential information or other egregious conduct that has or could have a serious and detrimental impact on us and our employees.
For purposes of the Employment Agreements, “good reason” means any retirement or termination of employment by the NEO that is not initiated by us and that is caused by any one or more of the following events, in each case, without the NEO’s written consent during the two-year period following a change in control: (i) assignment to the NEO of any duties inconsistent in any material respect with the NEO’s authority, duties or responsibilities as in effect immediately prior to the change in control; (ii) a material diminution in the authority, duties or responsibilities of the supervisor to whom the NEO is required to report as in effect immediately prior to the change in control; (iii) a material change in the geographic location at which the NEO must perform services to a location that is more than 50 miles from the NEO’s principal place of business immediately preceding the change in control; (iv) a material reduction in the NEO’s compensation and benefits, taken as a whole, as in effect immediately prior to the change in control; (v) our failure to obtain a satisfactory agreement from any successor to assume and agree to perform our obligations to the NEO under such Employment Agreement; or (vi) a material diminution in the budget over which the NEO retains authority. Additionally, “good reason” will only exist if the NEO provides written notice stating the good reason event, we do not cure such event, and the NEO terminates employment within a certain period of time after the end of the cure period.
Other Termination Benefits. The terms of our 2020 KEIP and equity plan provide for certain benefits upon a NEO’s termination of employment due to death, disability or retirement. For this purpose, normal retirement occurs where an executive officer terminates employment after attaining age 60 and the sum of the executive’s age and years of service equals at least 70. Under the 2020 KEIP, NEOs are eligible to receive a pro-rated annual incentive cash award based on the number of days that the executive officer was employed by us during the fiscal year upon death, disability or normal retirement. Under the equity plan, NEOs are eligible to receive full vesting of stock options, RSUs and PSUs upon death, disability or normal retirement.
The table below reflects the amount of compensation that would become payable to each of our NEOs, under existing plans if the NEO’s employment had terminated on December 25, 2020, the last day of fiscal 2020, given the NEO’s service levels as of such date and, where applicable, based on our closing stock price as of December 24, 2020 (considering the OTC Pink Marketplace closure on December 25, 2020), which was $0.298. These benefits are in addition to benefits available prior to the occurrence of any termination of employment, including under then-exercisable stock options, and benefits available generally to salaried employees, such as distributions under the Mallinckrodt Retirement Savings Plan.
The actual amounts that would be paid upon a NEO’s termination of employment or in connection with a change in control can be determined only at the time of any such event. Due to a number of factors that may affect the amount of any benefits provided upon the events discussed below, actual amounts paid or distributed may be higher or lower than indicated in the table. Factors that could affect these amounts include the timing during the year of any such event, our stock price and the executive’s age and years of service and any additional agreements or arrangements we may enter into in connection with any change in control or termination of employment. For a more complete understanding of the table, please read the narrative disclosures that follow the table.

POTENTIAL PAYMENTS UPON TERMINATION
Name and Termination Scenario	Cash Severance (1) ($)	Bonus (2) ($)	Option Awards ($)	Stock Awards (3) ($)	Welfare Benefits and Outplacement ($)	Retirement ($)	Cutback ($)	Total ($)
Mark C. Trudeau
Involuntary Termination (other than for cause)	4,882,500	2,328,125	—	—	67,900	—	—	7,278,525
Involuntary Termination (for cause)	—	—	—	—	—	—	—	—
Voluntary Termination (4)	—	—	—	—	—	—	—	—
Death or Disability	—	2,328,125	—	—	—	—	—	2,328,125
Change in Control Termination	4,882,500	2,328,125	—	—	67,900	—	—	7,278,525
Bryan M. Reasons
Involuntary Termination (other than for cause)	1,468,434	497,500	—	937	69,035	270,836	—	2,306,742
Involuntary Termination (for cause)	—	—	—	—	—	—	—	—
Voluntary Termination	—	—	—	—	—	—	—	—
Death or Disability	—	497,500	—	2,812	—	270,836	—	771,148
Change in Control Termination	1,468,434	497,500	—	2,812	69,035	270,836	—	2,308,617
Hugh M. O’Neill
Involuntary Termination (other than for cause)	1,451,062	600,750	—	4,229	69,713	—	—	2,125,754
Involuntary Termination (for cause)	—	—	—	—	—	—	—	—
Voluntary Termination (4)	—	—	—	4,229	—	—	—	4,229
Death or Disability	—	600,750	—	9,412	—	—	—	610,162
Change in Control Termination	1,451,062	600,750	—	9,412	69,713	—	—	2,130,937
Steven J. Romano, M.D.
Involuntary Termination (other than for cause)	1,603,088	600,750	—	5,165	38,199	—	—	2,247,202
Involuntary Termination (for cause)	—	—	—	—	—	—	—	—
Voluntary Termination (4)	—	—	—	5,165	—	—	—	5,165
Death or Disability	—	600,750	—	11,211	—	—	—	611,961
Change in Control Termination	1,603,088	600,750	—	11,211	38,199	—	—	2,253,248
Mark J. Casey
Involuntary Termination (other than for cause)	1,608,155	537,500	—	4,134	54,854	—	—	2,204,643
Involuntary Termination (for cause)	—	—	—	—	—	—	—	—
Voluntary Termination (4)	—	—	—	4,134	—	—	—	4,134
Death or Disability	—	537,500	—	9,539	—	—	—	547,039
Change in Control Termination	1,608,155	537,500	—	9,539	54,854	—	—	2,210,048
(1)Due to the Chapter 11 restructuring process, severance benefits are subject to other limitations.
(2)The amount reflected assumes bonus payout at 1x of target for the 2020 KEIP fourth quarter performance period.
(3)Includes time values, where applicable.
(4)Voluntary Termination for Mr. Trudeau, Mr. O’Neil, Mr. Romano and Mr. Casey includes additional benefits due to their eligibility for Early Retirement (pro-rata equity acceleration).
Cash Severance
Involuntary Termination (other than for cause). For all NEOs other than our CEO, the cash severance amount in this scenario represents a lump sum payment based on the NEO’s base salary, as of December 25, 2020, equivalent to 18-months, plus an amount equal to 1.5 times the average of the NEO’s annual incentive cash awards for the previous three fiscal years (i.e., fiscal 2019, 2018 and 2017) excluding any amounts paid that were attributable to the component of the award intended to replace the NEO’s previously approved target long-term incentive equity opportunity, payable in the form of a lump sum payment. For our CEO, the amount represents a lump sum payment based on his base salary, as of December 25, 2020, equivalent to 24-months, plus an amount equal to two times the average of his annual incentive cash awards for the previous three fiscal years excluding any amounts paid that were attributable to the component of the award intended to replace the NEO’s previously approved target long-term incentive equity opportunity, payable in the form of a lump sum payment.
Change in Control Termination. For all NEOs, we assume that such executive officers experience an involuntary termination of employment (other than for cause) after the change in control that renders them eligible for benefits under the Employment Agreements. Accordingly, the cash severance amount for all NEOs other than our CEO represents a lump-sum payment equal to 1.5 times the NEO’s base salary as of December 25, 2020, plus an amount equal to 1.5 times the average of the NEO’s annual incentive cash awards for the previous three fiscal years (i.e., fiscal 2019, 2018 and 2017) excluding any amounts paid that were attributable to the component of the award intended to replace the NEO’s previously approved target long-term incentive equity opportunity. For our CEO, the amount represents a lump-sum payment equal to two times his base salary as of December 25, 2020, plus an amount equal to two times the average of his annual incentive cash awards for the previous three fiscal years excluding any amounts paid that were attributable to the component of the award intended to replace the NEO’s previously approved target long-term incentive equity opportunity.

Applicable to both the cash severance termination scenarios, in situations where the NEO did not have a full three year history of annual incentive cash awards due to not having commenced employment prior to fiscal 2017, the average calculated represents a prorated average calculated as the sum of the annual incentive cash awards divided by the length of service provided during the prior three fiscal years.
Bonus
Involuntary Termination (other than for cause). In the case of an involuntary termination (other than for cause), executive officers are entitled to a pro-rata payment of the annual incentive cash award based on the number of days they were employed by us during the fiscal year. Because we have assumed that the applicable terminations of employment occurred on the last day of fiscal 2020, the amounts reported in the Bonus column for this scenario represent the 2020 KEIP fourth quarter performance period incentive cash incentive payable to each NEO.
Death or Disability and Change in Control Termination. The bonus amount represents the pro-rata payment of the 2020 KEIP fourth quarter performance period award based on the number of days that the NEO was employed by us during the fiscal year. Because we have assumed that the applicable termination of employment occurred on the last day of fiscal 2020, the amounts reported in the Bonus column for this scenario represent the 2020 KEIP fourth quarter performance period incentive cash incentive payable to each NEO.
Option Awards
Involuntary Termination (other than for cause). For all NEOs, the option award amount represents the value as of December 25, 2020 of outstanding options held by the NEO that would have vested during the 12-month period that immediately follows December 25, 2020 (i.e., from December 26, 2020 to December 25, 2021).
Death or Disability and Change in Control Termination. The option award amount represents the full vesting of unvested stock options held by the NEO as of December 25, 2020.
Stock Awards
Involuntary Termination (other than for cause). For all NEOs, the stock award amount represents the value as of December 25, 2020 of outstanding RSUs held by the NEO that would have vested during the 12-month period that immediately follows December 25, 2020 (i.e., from December 26, 2020 to December 25, 2021).
Death or Disability and Change in Control Termination. The amounts reported represent the value that would have been attained upon the full vesting of all unvested restricted unit awards held by the NEO as of December 25, 2020. Performance unit awards are not included in table due to a determination by the Board to cancel all outstanding awards in December 2020 prior to the end of the fiscal 2020, although such awards were not administratively canceled until after the end of fiscal 2020.
Welfare Benefits and Outplacement Services
The welfare benefits amount represents the employer portion of the premium paid on behalf of the NEO for continued coverage under our medical, dental and vision plans during the applicable severance period. Amounts for calendar year 2020 and 2021 are based on actual rates determined by us for the respective plan in such years, while the rates for subsequent years, where applicable, are assumed based on the historic percentage increase in rates for such coverage. Although payable at our discretion, for purposes of this column we assume that we would pay $25,000 on behalf of each NEO for outplacement services upon an involuntary termination (other than for cause) and a change in control termination.
CEO Pay Ratio
We determined a new median employee due to a reorganization in 2020 that resulted in a significant change to our employee population. As permitted under the SEC rules, we used annual gross wages as our consistently applied compensation measure to determine our median employee. We maintained the same determination date as last year of October 1 to determine our employee workforce. We annualized pay for those who commenced work during the 12-month period wages were considered. We identified employees who were paid within a 2% range of the median. We selected an employee from that group and determined that person’s total compensation was $119,297. Based on the total compensation for Mr. Trudeau of $14,887,538 as reported in the Summary Compensation Table, our ratio of CEO pay to median worker pay is 125:1.
Compensation Risk Assessment
At the direction of the Human Resources and Compensation Committee, representatives of our human resources department, along with our Chief Compliance Officer, conducted a risk assessment of our compensation policies and practices during fiscal 2020. This risk assessment consisted of a review of cash and equity compensation provided to our employees, with a focus on compensation payable to senior executives and incentive compensation plans that provide variable compensation to other employees based upon Company and individual performance, with a particular focus on sales compensation. The Human Resources and Compensation Committee and its independent consultant reviewed the findings of this assessment and agreed with the conclusion that our compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and do not create risk that is reasonably likely to have a material adverse effect on us. The following characteristics of our compensation programs support this finding:
•     Our use of different types of compensation vehicles that provide a balance of fixed and variable components;
•     Our share ownership requirements;
•     Our executive compensation clawback policy; and
•     The ability of the Human Resources and Compensation Committee to reduce incentive payouts if deemed appropriate.
Compensation of Non-Employee Directors
The Board of Directors has approved a compensation structure for non-employee directors consisting of an annual cash retainer and supplemental cash retainers. This compensation structure was determined in conjunction with the Governance and Compliance Committee, after reviewing data and analyses from the Governance and Compliance Committee’s independent compensation consultant, WTW.
Cash Retainers
Board members. The cash retainers are paid in quarterly installments at the end of each quarter. Directors joining the Board other than on the first day of a quarter receive a cash retainer pro-rated for the number of days served during their initial quarter of service. During fiscal 2020 the annual cash retainer for all directors was increased from $100,000 to $336,000, in lieu of an annual equity award, beginning in the second quarter of fiscal 2020.
Committee Chairs. The Chair of the Audit Committee receives a supplemental annual cash retainer of $25,000. The Chair of the Human Resources and Compensation Committee receives a supplemental annual cash retainer of $20,000. The Chairs of the Governance and Compliance Committee and the Science and Technology Committee each receive a supplemental annual cash retainer of $15,000. The Chair of the Strategic Review Committee does not receive any additional retainer for this service.
Committee Members. Each member of a committee (excluding committee chairs) receives a supplemental annual cash retainer of $5,000.
Non-Executive Chairman of the Board. Our non-executive Chairman receives a supplemental annual cash retainer, which was increased from $50,000 to $139,600, in lieu of the additional annual equity award, beginning in the second quarter of fiscal 2020.
Equity Awards
RSUs. Historically, at the time of our Annual General Meeting, each non-employee director received an annual grant of RSUs with a value of $295,000. Additionally, our non-executive Chairman received, at the time of our Annual General Meeting, additional RSUs with a value of $112,000. The awards vested on the date of our next succeeding Annual General Meeting.
New directors received a pro-rated annual equity grant. A pro-rated annual equity grant would not be granted to any new director who commences service less than three months prior to the vesting date.
During fiscal 2020, the Board of Directors upon the recommendation of the Governance and Compliance Committee and the Human Resources and Compensation Committee, and with the advice of WTW, approved, in lieu of an annual equity award, an increase in the annual cash retainer for all directors by an amount equal to 80% of the annual equity award value, reflecting a 20% reduction to reflect the shorter-term nature of this component, beginning in the second quarter of fiscal 2020. This change was implemented due to the various uncertainties the Company was facing associated with outstanding legal issues related to opioids and Acthar Gel, and was benchmarked against similar changes implemented at other companies facing such uncertainties and is generally aligned with the approach taken by companies of comparable size to the Company.
Other
Pursuant to our company-wide Matching Gift Program, we match employee and director contributions to charitable organizations up to $2,500. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending Board meetings, committee meetings and shareholder meetings. Directors are provided with chartered private or commercial aircraft in order to travel to and from such meetings.
Director Share Retention and Ownership Guidelines
Our Corporate Governance Guidelines have provisions requiring all non-employee directors to hold Mallinckrodt ordinary shares with a market value of at least five times the annual cash retainer. Until the required ownership level is achieved, the non-employee directors would be required to retain net after tax shares received upon vesting of RSUs. However, as a result of the Chapter 11 Cases and related circumstances, on November 3, 2020, the Board of Directors waived compliance with the stock ownership guidelines for the duration of the Chapter 11 Cases.

The following table provides information concerning the compensation paid by us to each of our non-employee directors for the fiscal year ended December 25, 2020. Compensation for Mark C. Trudeau, our President and Chief Executive Officer, is shown in the Summary Compensation Table. Mr. Trudeau receives no additional compensation for his services as a director.

2020 Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
David R. Carlucci	282,000	—	—	282,000
J. Martin Carroll	297,000	—	—	297,000
Paul R. Carter	290,750	—	—	290,750
David Y. Norton	297,000	—	—	297,000
Carlos V. Paya, M.D.	297,000	—	—	297,000
JoAnn A. Reed	302,000	—	—	302,000
Angus C. Russell	409,200	—	—	409,200
Anne C. Whitaker	287,000	—	—	287,000
Kneeland C. Youngblood, M.D.	287,000	—	—	287,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (4)
Equity compensation plans approved by security holders	5,734,340	$35.83	18,542,001
Equity compensation plans not approved by security holders	—	—	—
Total	5,734,340	$35.83	18,542,001
(1)As of December 25, 2020, there were 5,734,340 ordinary shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $35.83, 839,422 ordinary shares to be issued upon settlement of RSUs and PSUs granted pursuant to our Stock and Incentive Plan.
(2)This table does not include information regarding:
•Options converted from Covidien awards in connection with our separation from Covidien in June 2013. We did not assume any equity compensation plans from Covidien, and no grants of Mallinckrodt equity may be made pursuant to any Covidien plans. As of December 25, 2020, there were 302,304 ordinary shares to be issued upon exercise of these converted options with a weighted-average exercise price of $39.70.
•Options, RSAs and RSUs converted from Questcor awards in connection with our acquisition of Questcor in August 2014. We did not assume any equity compensation plans from Questcor, and no grants of Mallinckrodt equity may be made pursuant to any Questcor plans. As of December 25, 2020, there were 37,131 ordinary shares to be issued upon exercise of these converted options with a weighted-average exercise price of $29.03.
(3)Does not take into account RSUs and PSUs, which do not have an exercise price.
(4)As of December 25, 2020, there were 14,069,381 ordinary shares available for issuance pursuant to the Stock and Incentive Plan and 4,472,620 ordinary shares subject to purchase pursuant to the Mallinckrodt Employee Stock Purchase Plan. Ordinary shares subject to purchase pursuant to the Mallinckrodt Employee Stock Purchase Plan may be unissued shares or reacquired shares.

Security Ownership of Management and Certain Beneficial Owners
The following tables show the number of ordinary shares beneficially owned as of April 1, 2021, by (i) each current director, each executive officer named in the Summary Compensation Table and our directors and executive officers as a group; and (ii) each person who we know or have reason to believe is the beneficial owner of more than 5% of our outstanding ordinary shares, based on statements filed by such persons pursuant to Section 13(d) or 13(g) of the Exchange Act, and notices delivered to us pursuant to the Irish Companies Act. The table below does not take into account changes and restrictions that apply following the commencement of the Chapter 11 Cases.
A person is deemed to be a beneficial owner of ordinary shares if he or she, either alone or with others, has the power to vote or to dispose of those ordinary shares or the right to acquire such power within 60 days of April 1, 2021. We have assumed that ordinary shares subject to stock options which by their terms are presently exercisable or exercisable within 60 days of April 1, 2021 and RSUs that by their terms have vested or vest within 60 days of April 1, 2021 are deemed to be outstanding and beneficially owned by the person holding the securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person. There were 84,627,154 ordinary shares outstanding as of April 1, 2021 and the calculations of percentage ownership below are based on such number of outstanding shares regardless of the date of the information regarding beneficial ownership reported below.
Directors and Executive Officers

Name of Beneficial Owner	Number of Mallinckrodt Ordinary Shares Beneficially Owned	Percentage Ownership
David R. Carlucci	—	—
J. Martin Carroll	—	—
Paul R. Carter	20,320	*
David Y. Norton	5,080	*
Carlos V. Paya, M.D.	—	—
JoAnn A. Reed	34,065	*
Angus C. Russell	—	—
Mark C. Trudeau (1)	1,854,587	2.14%
Anne C. Whitaker	—	—
Kneeland C. Youngblood, M.D.	—	—
Bryan M. Reasons (2)	34,087	*
Steven J. Romano (3)	396,014	*
Hugh M. O’Neill (4)	387,274	*
Mark J. Casey (5)	179,112	*
All directors and executive officers as a group (15 persons) (6)	3,132,786	3.58%
* Represents less than 1% of outstanding ordinary shares.
(1)Includes 1,854,587 ordinary shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of April 1, 2021.
(2)Includes 3,145 RSUs and 28,784 ordinary shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of April 1, 2021. Excludes 6,290 RSUs that vest more than 60 days after April 1, 2021.
(3)Includes 14,674 RSUs and 346,325 ordinary shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of April 1, 2021. Excludes 22,948 RSUs that vest more than 60 days after April 1, 2021.
(4)Includes 11,775 RSUs and 328,126 ordinary shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of April 1, 2021. Excludes 19,808 RSUs that vest more than 60 days after April 1, 2021.
(5)Includes 13,871 RSUs and 165,241 ordinary shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of April 1, 2021. Excludes 18,140 RSUs that vest more than 60 days after April 1, 2021.
(6)Includes 43,465 RSUs and 2,945,310 ordinary shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of April 1, 2021. Excludes 67,186 RSUs that vest more than 60 days after April 1, 2021.

Other Beneficial Owners

Name of Beneficial Owner	Number of Mallinckrodt Ordinary Shares Beneficially Owned	Percentage Ownership
Buxton Helmsley Holdings, Inc. et al (1) 1185 Avenue of the Americas, Floor 3 New York, N.Y. 10036-2600	4,730,489	5.59%
(1)Based on information contained in a Schedule 13D/A filed with the SEC on March 10, 2021 by Buxton Helmsley Holdings, Inc., The Buxton Helmsley Group, Inc., Alexander Parker, Vladislav Dikii, Thomas Gitter, Hank Beinstein, Janice J. O’Connor, Roman Dontsov Valentinovich, Alexander Koch, Alex Peter Wounlund, James Jonathan Josey, Pradeep Vasudeva Kadambi, Kimberly Tully, Andrew Gruber, Alexander Lugovoy, Richard Barry, Zavolozhin Sergey Vladimirovich, Victor Pardo, Mary Dunne, Petr Hofrek, Chris Tichenor, Israel Larraondo, Robert Kramer, David Lamb, Daniliuk Kirill Vladimirovich, Joan I. Barry Revocable Trust (Dtd. 12/13/13), Yushenkova Olga Petrovna, Vanik Petrosian and John V. Barry Revocable Trust (Dtd. 12/13/13) which discloses the number of shares beneficially owned as of March 10, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
The Governance and Compliance Committee is responsible for the review and, if appropriate, approval or ratification of “related-person transactions” involving us or our subsidiaries and related persons. Under SEC rules, a related person is a director, nominee for director, executive officer or a beneficial owner of 5% or more of our ordinary shares and their immediate family members. The Board has adopted written policies and procedures that apply to any transaction or series of transactions in which we or one of our subsidiaries is a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest.

Independence of Directors
The Corporate Governance Guidelines include criteria adopted by the Board to guide determinations regarding the independence of its members. The criteria, summarized below, are consistent with the NYSE listing standards regarding director independence. Although our ordinary shares ceased to be listed on the NYSE following our voluntary filing of the Chapter 11 Cases, we have elected to continue to comply with the NYSE listing standards relating to director and audit committee member independence. To be considered independent, a director must be determined by the Board to have no material relationship, directly or indirectly, with us. In assessing independence, the Board considers all relevant facts and circumstances. In particular, when assessing the materiality of a director’s relationship with us, the Board considers the issue not just from the standpoint of the director, but also from that of the persons or organizations with which the director has an affiliation. A director will not be considered independent if he or she, at the time of determination:
•     Is, or has been within the prior three years, an employee of Mallinckrodt or any of its subsidiaries;
•     Has an immediate family member who is, or has been within the prior three years, an executive officer of Mallinckrodt;
•     Is a current partner or employee of our external auditor;
•     Has an immediate family member who is a current partner of our external auditor or who is an employee of our external auditor and personally works on our audit;
•     Has been, or has an immediate family member who has been, within the prior three years, a partner or employee of our external auditor who personally worked on our audit during that time;
•     Is, or has an immediate family member who is, or has been within the prior three years, employed as an executive officer of another company that has or had on the compensation committee of its board of directors one of our executive officers (during the same period of time);
•     Has, or has an immediate family member who has, received more than $120,000 in direct compensation from Mallinckrodt, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), in any 12-month period within the prior three years (compensation received by an immediate family member for service as an employee, other than as an executive officer, is not included for purposes of this determination);
•     Is a current employee, or has an immediate family member who is a current executive officer, of a company that does business with Mallinckrodt and has made payments to, or received payments from, Mallinckrodt for property or services in an amount that, in any of the prior three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues; or
•     Is, or his or her spouse is, an executive officer, director or trustee of a charitable organization to which our contributions, not including our matching of charitable contributions by employees, exceed, in any single fiscal year within the prior three years, the greater of $1 million or 2% of such organization’s total charitable receipts during that year.
The Board has considered the independence of its members in light of these criteria, has reviewed our relationships with organizations with which our directors are affiliated and has determined that none of these current business relationships is material to us, any of the organizations involved, or our directors. Based on these considerations, the Board has determined that each of our directors, other than Mark C. Trudeau, our President and Chief Executive Officer, satisfies the criteria and is independent. Each independent director is expected to notify the chair of the Governance and Compliance Committee, as soon as reasonably practicable, of changes in his or her personal circumstances that may affect the Board’s evaluation of his or her independence.

Item 14.	Principal Accounting Fees and Services.
Audit and Non-Audit Fees
During fiscal 2019 and fiscal 2020, Deloitte & Touche LLP charged fees for services rendered to us as follows:

	Fiscal 2019	Fiscal 2020
Audit Fees	$5,535,000	$6,573,000
Audit-Related Fees	—	—
Tax Fees	127,135	—
All Other Fees	—	—
Total	$5,662,135	$6,573,000
Audit Fees include fees for professional services rendered for the year-end audits of our consolidated financial statements and internal control over financial reporting, reviews of the financial statements included in our Quarterly Reports on Form 10-Q, consents, statutory audits, and procedures related to acquisitions and divestitures, system integrations, internal legal entity reorganization, the Litigation Settlement and material weakness remediation.
Audit-Related Fees would include fees for carve out financial statements; audits of agreed-upon or expanded audit procedures related to accounting records required to respond to or comply with financial, accounting or regulatory reporting matters; consultations on the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Financial Accounting Standards Board or other regulatory or standard-setting bodies; and attest services not required by statute or regulation. There were no Audit-Related Fees in 2019.
Tax Fees would include fees for tax compliance services as well as fees for tax planning services.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
The Audit Committee has adopted a pre-approval policy that provides guidelines for audit, audit-related, tax and other permissible non-audit services that may be provided by our independent auditors. Pursuant to the policy, our Corporate Controller supports the Audit Committee by providing a list of proposed services to the Audit Committee, monitoring the services and fees pre-approved by the Audit Committee, providing periodic reports to the Audit Committee with respect to pre-approved services and coordinating with management and the independent auditors to support compliance with the policy.
Under the policy, the Audit Committee annually pre-approves the audit fee and terms of the engagement, as set forth in the engagement letter. The Audit Committee also annually approves a specified list of audit, audit-related and tax services. Any service not included in the specified list of services must be submitted to the Audit Committee for pre-approval. The independent auditors may not begin work on any engagement without confirmation of Audit Committee pre-approval from our Corporate Controller or her delegate.
Pursuant to the policy, the Audit Committee has delegated to its Chair the authority to pre-approve the engagement of the independent auditors in her discretion. The Chair reports all such pre-approvals to the Audit Committee at the next Audit Committee meeting.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.
Documents filed as part of this report:
1)    Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
•Report of Independent Registered Public Accounting Firm*
•Consolidated Statements of Operations for the fiscal year ended December 25, 2020, December 27, 2019 and December 28, 2018*
•Consolidated Statements of Comprehensive Operations for the fiscal year ended December 25, 2020, December 27, 2019 and December 28, 2018*
•Consolidated Balance Sheets as of December 25, 2020 and December 27, 2019*
•Consolidated Statements of Cash Flows for the fiscal year ended December 25, 2020, December 27, 2019 and December 28, 2018*
•Consolidated Statements of Changes in Shareholders' Equity for the period from December 29, 2017 to December 25, 2020*
•Notes to Consolidated Financial Statements*
*Previously filed with the Original Filing
2)    Financial Statement Schedules. The applicable financial statement schedule was previously filed with the Original Filing. All other Schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.
3)    Exhibits. The exhibits are included in the Exhibit Index that appears at the end of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PLC

April 19, 2021	By:	/s/ Bryan M. Reasons
Bryan M. Reasons Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).