Form 10-Q
period 2021-03-26
Mallinckrodt plc
filed 2021-05-04
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2021
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Emerging Growth Company	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒

As of April 30, 2021, the registrant had 84,709,114 ordinary shares outstanding at $0.20 par value.

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended
	March 26, 2021	March 27, 2020
Net sales	$558.0	$665.8
Cost of sales	307.6	382.0
Gross profit	250.4	283.8
Selling, general and administrative expenses	136.0	231.1
Research and development expenses	66.2	77.4
Restructuring charges, net	0.4	(1.8)
Non-restructuring impairment charges	64.5	—
Losses on divestiture	0.8	0.2
Opioid-related litigation settlement gain (Note 11)	—	(16.8)
Operating loss	(17.5)	(6.3)
Interest expense	(59.6)	(74.5)
Interest income	1.9	3.5
Other income, net	8.1	1.7
Reorganization items, net	(93.5)	—
Loss from continuing operations before income taxes	(160.6)	(75.6)
Income tax benefit	(16.4)	(18.9)
Loss from continuing operations	(144.2)	(56.7)
Income from discontinued operations, net of income taxes	0.3	6.5
Net loss	$(143.9)	$(50.2)

Basic loss per share (Note 5):
Loss from continuing operations	$(1.70)	$(0.67)
Income from discontinued operations	—	0.08
Net loss	$(1.70)	$(0.60)
Basic weighted-average shares outstanding	84.6	84.2

Diluted loss per share (Note 5):
Loss from continuing operations	$(1.70)	$(0.67)
Income from discontinued operations	—	0.08
Net loss	$(1.70)	$(0.60)
Diluted weighted-average shares outstanding	84.6	84.2

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited, in millions)

	Three Months Ended
	March 26, 2021	March 27, 2020
Net loss	$(143.9)	$(50.2)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	0.2	(1.1)
Benefit plans, net of tax	(0.1)	(0.2)
Total other comprehensive income (loss), net of tax	0.1	(1.3)
Comprehensive loss	$(143.8)	$(51.5)

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 26, 2021	December 25, 2020
Assets
Current Assets:
Cash and cash equivalents	$1,077.9	$1,070.6
Accounts receivable, less allowance for doubtful accounts of $4.0 and $4.5	477.4	538.8
Inventories	363.4	344.9
Prepaid expenses and other current assets	367.9	350.0
Total current assets	2,286.6	2,304.3
Property, plant and equipment, net	794.4	833.1
Intangible assets, net	5,974.7	6,184.5
Other assets	380.5	393.5
Total Assets	$9,436.2	$9,715.4

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1,701.7	$3,587.9
Accounts payable	98.4	93.3
Accrued payroll and payroll-related costs	80.4	79.4
Accrued interest	27.8	26.9
Accrued and other current liabilities	357.2	331.2
Total current liabilities	2,265.5	4,118.7
Pension and postretirement benefits	33.6	34.6
Environmental liabilities	59.0	59.8
Deferred income taxes	77.2	80.6
Other income tax liabilities	106.7	100.1
Other liabilities	101.1	109.8
Liabilities subject to compromise (Note 2)	5,914.2	4,192.6
Total Liabilities	8,557.3	8,696.2
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 94,145,367, and 94,111,303 issued; 84,627,154 and 84,605,156 outstanding	18.8	18.8
Ordinary shares held in treasury at cost, 9,518,213 and 9,506,147	(1,616.1)	(1,616.1)
Additional paid-in capital	5,591.1	5,587.6
Retained deficit	(3,105.4)	(2,961.5)
Accumulated other comprehensive loss	(9.5)	(9.6)
Total Shareholders' Equity	878.9	1,019.2
Total Liabilities and Shareholders' Equity	$9,436.2	$9,715.4

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 26, 2021	March 27, 2020
Cash Flows From Operating Activities:
Net loss	$(143.9)	$(50.2)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	169.6	223.1
Share-based compensation	3.6	6.7
Deferred income taxes	(3.4)	5.5
Non-cash impairment charges	64.5	—
Reorganization items, net	15.7	—
Other non-cash items	(11.9)	(19.4)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	61.8	49.4
Inventories	(22.8)	(18.4)
Accounts payable	0.5	(22.9)
Income taxes	(21.2)	(34.9)
Other	38.9	(85.2)
Net cash from operating activities	151.4	53.7
Cash Flows From Investing Activities:
Capital expenditures	(20.9)	(19.9)
Other	(0.7)	3.2
Net cash from investing activities	(21.6)	(16.7)
Cash Flows From Financing Activities:
Repayment of external debt	(118.9)	(4.9)
Debt financing costs	—	(4.0)
Net cash from financing activities	(118.9)	(8.9)
Effect of currency rate changes on cash	(0.4)	(1.5)
Net change in cash, cash equivalents and restricted cash	10.5	26.6
Cash, cash equivalents and restricted cash at beginning of period	1,127.0	822.6
Cash, cash equivalents and restricted cash at end of period	$1,137.5	$849.2

Cash and cash equivalents at end of period	$1,077.9	$808.0
Restricted cash included in prepaid expenses and other assets at end of period	23.4	5.4
Restricted cash included in other long-term assets at end of period	36.2	35.8
Cash, cash equivalents and restricted cash at end of period	$1,137.5	$849.2

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 27, 2019	93.5	$18.7	9.4	$(1,615.7)	$5,562.5	$(2,016.9)	$(7.9)	$1,940.7
Net loss	—	—	—	—	—	(50.2)	—	(50.2)
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)
Vesting of restricted shares	0.1	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	6.7	—	—	6.7
Balance as of March 27, 2020	93.6	$18.7	9.4	$(1,615.7)	$5,569.1	$(2,067.1)	$(9.2)	$1,895.8

Balance as of December 25, 2020	94.1	$18.8	9.5	$(1,616.1)	$5,587.6	$(2,961.5)	$(9.6)	$1,019.2
Net loss	—	—	—	—	—	(143.9)	—	(143.9)
Other comprehensive loss	—	—	—	—	—	—	0.1	0.1
Vesting of restricted shares	—	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	3.6	—	—	3.6
Balance as of March 26, 2021	94.1	$18.8	9.5	$(1,616.1)	$5,591.1	$(3,105.4)	$(9.5)	$878.9

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
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
The fiscal year end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 25, 2020 filed with the U.S. Securities and Exchange Commission ("SEC") on March 10, 2021.
Certain prior-period amounts on the unaudited condensed consolidated financial statements have been reclassified to conform to current-period presentation.

Voluntary Filing Under Chapter 11 and Going Concern
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
Pursuant to sections 1107(a) and 1108 of the Bankruptcy Code, the Debtors (as defined in Note 2) retain control of their assets and are authorized to operate their business as debtors-in-possession while being subject to the jurisdiction of the Bankruptcy Court. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Any such actions occurring during the Chapter 11 Cases authorized by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in the Company's unaudited condensed consolidated financial statements. For more information regarding the Chapter 11 Cases, see Note 2.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. Unless otherwise indicated, the three months ended March 26, 2021 refers to the thirteen week period ended March 26, 2021 and the three months ended March 27, 2020 refers to the thirteen week period ended March 27, 2020.

2.	Bankruptcy Proceedings
Voluntary Filing Under Chapter 11
On October 12, 2020 (the "Petition Date"), Mallinckrodt plc and certain of its subsidiaries voluntarily initiated the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court to effectuate settlements contemplated in the RSA. The entities that filed the Chapter 11 Cases include the Company, substantially all of the Company’s U.S. subsidiaries, including certain subsidiaries of Mallinckrodt plc operating the Specialty Generics business (the "Specialty Generics Subsidiaries") and the Specialty Brands business (the "Specialty Brands Subsidiaries"), and certain of the Company’s international subsidiaries (together with the Company, Specialty Generics Subsidiaries and Specialty Brands Subsidiaries, the "Debtors"). Pursuant to orders granted by the Ontario Superior Court of Justice, the Chapter 11 proceedings commenced by a limited subset of the Company's subsidiaries have also been recognized and given effect in Canada. The Chapter 11 Cases are being jointly administered under the caption In re Mallinckrodt plc, Case No. 20-12522 (JTD). Information about the Chapter 11 Cases, including the case docket, may be found free of charge at https://restructuring.primeclerk.com/Mallinckrodt/.
The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay third-party claims or creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.
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
Under the Bankruptcy Code, the Debtors may assume, modify, assign or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and to certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease in this Quarterly Report on Form 10-Q, including, where applicable, the express termination rights thereunder or a quantification of their obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under the Bankruptcy Code.
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
Chapter 11 Financing
In accordance with the terms of the RSA, the Company obtained the entry in the Chapter 11 Cases of an order of the Bankruptcy Court (in a form agreed with, among others, the agent under the senior secured credit facilities, lenders under the senior secured revolving credit facility and the senior secured term loans and holders of the first lien senior notes and the second lien senior notes) permitting the use of cash collateral to finance the Chapter 11 Cases. Such use is subject to an approved budget, updated and submitted every four weeks, consisting of rolling thirteen week periods subject to the consent of the lenders under the senior secured revolving credit facility and the senior secured term loans.
Such order requires that the Company make cash adequate protection payments on the senior secured revolving credit facility and the senior secured term loans for, among other things, unpaid pre-petition and post-petition fees, unpaid pre-petition interest (at the specified contract rate) and post-petition interest (at a rate equal to (1) the adjusted London Inter-Bank Offered Rate ("LIBOR"), plus (2) the contract-specified applicable margin, and plus (3) an incremental 200 basis points), quarterly amortization payments on the senior secured term loans and reimbursement of certain costs. Such order further requires that we make cash adequate protection payments on the first lien senior notes and the second lien senior notes for, among other thing, unpaid pre-petition and post-petition interest (at the specified non-default interest rate) and reimbursement of certain costs. On April 13, 2021, the Debtors received Bankruptcy Court approval of their motion to amend the final cash collateral order as of March 22, 2021 to pay post-petition interest on the senior secured term loans at a rate equal to (1) the adjusted LIBOR, plus (2) the contract-specified applicable margin, and plus (3) an incremental 250 basis points for its senior secured term loans.
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
With respect to the incremental 200 and 250 basis points paid on the senior secured revolving credit facility and the senior secured term loans, respectively, noted above, the Company incurred $14.5 million and $11.7 million of expense, of which $13.8 million and

$7.8 million was paid, during the three months ended March 26, 2021 and fiscal 2020, respectively, which has been classified as interest expense in the unaudited condensed consolidated statement of operations.

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

Injunctive Litigation Relief
The Bankruptcy Court entered orders approving a 270-day injunction against certain opioid and Acthar Gel-related litigation matters proceeding against the Debtors and also against certain covered non-Debtors on November 25, 2020 and December 4, 2020. Refer to Note 11 for further discussion.

Restructuring Support Agreement
On October 11, 2020, the Company and the other Debtors entered into a RSA with creditors holding approximately 84%, by aggregate principal amount, of the Company’s outstanding guaranteed unsecured senior notes and with a group of governmental plaintiffs in the opioid litigation pending against the Company and certain of its subsidiaries, including 50 state and territory attorneys general and the court-appointed plaintiffs’ executive committee in the opioid multidistrict litigation (collectively, the "Supporting Parties"). After the bankruptcy filing, the Multi-State Governmental Entities Group entered into a joinder to the RSA that gained the support of approximately 1,300 cities, municipalities, hospital and school districts, amongst others. On March 11, 2021, an ad hoc group of lenders holding approximately $1,300.0 million, by aggregate principal amount, of the Company’s outstanding senior secured term loan due September 2024 (the "2017 Term Loan") and senior secured term loan due February 2025 (the "2018 Term Loan") have agreed to join the RSA as supporting parties and certain of the existing supporting parties have agreed to certain amendments thereto (the "Joinder and Amendment"). On April 20, 2021, the Debtors filed a joint plan of reorganization of the Debtors (the "Filed Plan") reflecting the terms of the RSA, as amended by the Joinder and Amendment.
The RSA (as supplemented by the above-described joinders, including the Joinder and Amendment) incorporates the terms agreed to by the parties reflected in the term sheets attached to the RSA and such joinders, including the Joinder and Amendment, including an agreement by the Supporting Parties to support the following as memorialized in the Filed Plan, which may be amended, modified or supplemented from time to time:
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
•A modification of the Company's senior secured term loans. At the end of the court-supervised process, lenders holding allowed claims in respect of the Company’s 2017 and 2018 Term Loans are expected to receive either (1) new senior secured term loans in an amount equal to the remaining principal amount of claims (as reduced by, inter alia, the excess cash flow ("ECF") Payment) bearing interest at a rate per annum equal to LIBOR plus 5.25% (with respect to the 2017 Term Loan) or LIBOR plus 5.50% (with respect to the 2018 Term Loan) (the "Adjusted Interest Rate"), maturing on the earlier of September 30, 2027 and 5.75 years after emergence and without any financial maintenance covenant or (2) payment in full in cash. A mandatory prepayment in an amount equal to $114.0 million arising from excess cash flow with respect to fiscal 2020 was paid to the holders of the Company’s 2017 and 2018 Term Loans on March 19, 2021.
•The reinstatement or repayment of the Company's senior secured revolving credit facility. At the end of the court-supervised process, all allowed claims under such facility would be reinstated at existing rates and maturities.
•The reinstatement of the agreements associated with the Company's 10.00% first and second lien senior notes. At the end of the court-supervised process, all allowed claims under these agreements would either be reinstated at existing rates and maturities if the applicable holders' purported make-whole claims are disallowed or, if such reinstatement is not permitted or if the applicable holders' make-whole claims are allowed, receive take-back notes at market rates with an extended maturity.
•A restructuring of the Company’s unsecured notes under the guaranteed unsecured notes indentures. At the end of the court-supervised process, holders of allowed claims under indentures governing the Guaranteed Unsecured Notes (the 5.75% Senior Notes due 2022, the 5.625% Senior Notes due 2023 and the 5.50% Senior Notes due 2025) and the Guaranteed Unsecured Notes are expected to receive their pro rata share of $375.0 million of new 10.00% second lien senior secured notes due seven years after emergence and 100% of the new Mallinckrodt ordinary shares, subject to dilution by the warrants described above and certain other equity.
•A proposed resolution of other remaining claims and treatment of equity holders. At the end of the court-supervised process, trade creditors and holders of allowed general unsecured claims, including holders of the 9.50% debentures due May 2022, the 8.00% debentures due March 2023 and the 4.75% senior notes due April 2023, are expected to share in $150.0 million in cash, and equity holders would receive no recovery.
The restructuring transactions contemplated by the RSA will be effectuated through the Chapter 11 plan of reorganization, which among other things as outlined above, provides for a financial restructuring that would reduce the Company’s total debt by approximately $1,300.0 million. Pursuant to the RSA, each of the Debtors and the Supporting Parties has made certain customary commitments to each other in connection with the pursuit of the transactions contemplated by the term sheets attached thereto. The Debtors have agreed, among other things, to use commercially reasonable efforts to make all requisite filings with the Bankruptcy Court; continue to involve and update the Supporting Parties’ representatives in the bankruptcy process; and satisfy certain other covenants. The Supporting Parties have committed to support and vote for the Chapter 11 plan of reorganization implementing the terms of the RSA and have agreed to use commercially reasonable efforts to take, or refrain from taking, certain actions in furtherance of such support.
The RSA contains milestones for the progress of the Chapter 11 Cases (the "Milestones"), which include the dates by which the Debtors are required to, among other things, obtain certain orders of the Bankruptcy Court and consummate the Debtors’ emergence from bankruptcy. Among other milestones, the RSA (as amended, including by the Joinder and Amendment) requires the Debtors to have filed a Chapter 11 plan of reorganization by no later than April 20, 2021, the Bankruptcy Court to have entered an order confirming the Chapter 11 plan of reorganization by no later than August 15, 2021 and the Debtors to have emerged from bankruptcy by no later than November 15, 2021.
Each of the parties to the RSA may terminate the agreement (and thereby their support for the associated plan of reorganization) under certain limited circumstances. Any Debtor may terminate the RSA upon, among other circumstances: (i) its board of directors, after consultation with legal counsel, reasonably determining in good faith that performance under the RSA would be inconsistent with its fiduciary duties; and (ii) certain actions by the Bankruptcy Court, including dismissing the Chapter 11 Cases or converting the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code.
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
As of March 26, 2021, the outstanding borrowings under the senior secured revolving credit facility, the first lien senior notes and the second lien senior notes were classified outside of liabilities subject to compromise ("LSTC") as the related debt instruments were expected to be reinstated upon emergence from bankruptcy in accordance with the RSA.

Event of default
The commencement of the Chapter 11 Cases above constituted an event of default under certain of the Company’s debt agreements. Subject to any applicable provisions of the Bankruptcy Code, the Company’s debt instruments and agreements, as further described in Note 9 and within the notes to the financial statements included within the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 25, 2020, provide that, as a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid interest thereon, and in the case of the indebtedness outstanding under the senior notes, premium, if any, thereon, shall be immediately due and payable. Accordingly, all long-term debt was classified as current on the unaudited condensed consolidated balance sheets as of March 26, 2021 and December 25, 2020. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

Financial Reporting in Reorganization
Effective on the Petition Date, the Company began to apply Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 852 - Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions directly associated with the reorganization from activities related to the ongoing operations of the business within the financial statements for periods subsequent to the Petition Date. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as reorganization items, net in the unaudited condensed consolidated statements of operations. In addition, the unaudited condensed consolidated balance sheet must distinguish pre-petition LSTC of the Debtors from pre-petition liabilities that are not subject to compromise, post-petition liabilities, and liabilities of the subsidiaries of the Company that are not debtors in the Chapter 11 Cases. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Cases, the Debtors have classified the entire amount of the claim as LSTC.
Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession, actions to enforce or otherwise effect the payment of certain claims against the Debtors in existence before the Petition Date are stayed while the Debtors continue business operations as debtors-in-possession. These claims are reflected as LSTC in the unaudited condensed consolidated balance sheets at March 26, 2021 and December 25, 2020. Additional claims (which could be LSTC) may arise after the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreement by parties-in-interest) of allowed claims for contingencies and other disputed amounts.
Certain subsidiary entities are not debtors under the Chapter 11 Cases. However, condensed combined financial statements of the Debtors are not presented in the notes to the unaudited condensed consolidated financial statements as the assets and liabilities, operating results and cash flows of the non-debtor entities included in the consolidated financial statements are insignificant and, therefore, the unaudited condensed consolidated financial statements presented herein materially represent the unaudited condensed combined financial statements of the debtor entities for all periods presented.
Non-debtor entity intercompany balances from/due to the debtor entities at the end of each period were:

	March 26, 2021	December 25, 2020
Intercompany receivables	$135.4	$282.3
Intercompany payables	129.5	120.3

The intercompany balances were primarily attributable to the Company's centralized approach to cash management and financing of its operations. The permission to continue the use of existing cash management systems during the pendency of the Chapter 11 Cases was approved by the Bankruptcy Court on a final basis as part of the First Day motions as described further above.
The Company is currently assessing whether or not it qualifies for fresh start accounting upon emergence from Chapter 11. If the Company were to meet the requirements to adopt the fresh start accounting rules, its assets and liabilities would be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on its unaudited condensed consolidated balance sheets as of March 26, 2021 and December 25, 2020.

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

Liabilities subject to compromise at the end of each period consisted of the following:

	March 26, 2021	December 25, 2020
Accounts payable (1)	$52.9	$61.9
Accrued interest	35.2	35.2
Debt (2)	3,446.5	1,660.7
Medicaid lawsuit	638.9	638.9
Opioid-related litigation settlement liability	1,600.0	1,600.0
Other current and non-current liabilities (3)	108.1	163.5
Pension and postretirement benefits	32.6	32.4
Total liabilities subject to compromise	$5,914.2	$4,192.6

(1)Pre-petition accounts payable balances have been repaid under effectuated trade agreements pursuant to the critical vendor motion approved by the Bankruptcy Court.
(2)In accordance with the Joinder and Amendment to the RSA, $1,785.8 million of outstanding senior secured term loans have been reclassified to LSTC in the Company's unaudited condensed consolidated balance sheets as of March 26, 2021.
(3)The decrease in other current and non-current liabilities was primarily attributable to the Bankruptcy Court's approval of the Company's rejection of its Bedminster facility lease, which resulted in a $34.8 million adjustment to the carrying value of the respective lease liability in LSTC to reflect the estimated allowed claim amount. The remaining decrease was primarily attributable to a decrease of $15.6 million in the fair value of contingent consideration related to an asset for which the Company is no longer pursuing further development. Refer to Note 12 for further information on the valuation of contingent consideration.

Contractual interest
While the Chapter 11 Cases are pending, the Company is not accruing interest on its unsecured debt instruments as of the Petition Date on a go-forward basis as the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to pay all interest payments in full as they come due under their respective senior secured debt instruments. The total aggregate amount of interest paid pursuant to the Company's unsecured debt instruments was zero and $17.7 million during the three months ended March 26, 2021 and March 27, 2020, respectively. The total aggregate amount of interest payments due under the Company's unsecured debt instruments for the three months ended March 26, 2021 which it did not pay is $17.7 million.

Chapter 11 Claims Process
The Debtors have received over 49,000 proofs of claim since the Petition Date. The Debtors continue their review and analysis of certain claims including litigation claims, trade creditor claims, non-qualified benefit plan claims, customer deposits and advances, along with other tax and regulatory claims, and therefore, the ultimate liability of the Debtors for such claims may differ from the amount recorded in LSTC. To the extent that the Debtors believe that such claims will be allowed by the Bankruptcy Court, the Debtors will continue to record the expected allowed amounts of such claims as LSTC. The determination of the expected allowed amount of a claim is based on many factors, including whether the Debtors are party to a settlement agreement with applicable claimholders or their representatives, and is not necessarily limited to information available to the Debtors. Claims covered by a settlement agreement include the Proposed Acthar Gel-Related Settlement and Amended Opioid-Related Litigation Settlement (collectively, the "Proposed Settlements"). See Restructuring Support Agreement section within this note for more information on settlement of these claims. As the Debtors continue to resolve claims, differences between those final allowed claims and the liabilities recorded in the unaudited condensed consolidated balance sheet will be recognized as reorganization items, net in the Company's consolidated statements of operations in the period in which they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in substantial adjustments to the Company's consolidated financial statements.

Reorganization items, net
Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court. Cash paid for reorganization items, net for the three months ended March 26, 2021 was $33.7 million. Reorganization items, net, for the three months ended March 26, 2021 included the following:

March 26, 2021
Professional fees	$77.7
Debt valuation adjustments	16.3
Adjustments of other claims	(0.5)
Total reorganization items, net	$93.5

3.	Revenue from Contracts with Customers
Product Sales Revenue

See Note 13 for presentation of the Company's net sales by product family.
Reserves for variable consideration

The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 27, 2019	$295.8	$28.4	$13.2	$337.4
Provisions	457.8	3.8	13.7	475.3
Payments or credits	(498.8)	(6.1)	(15.9)	(520.8)
Balance as of March 27, 2020	$254.8	$26.1	$11.0	$291.9

Balance as of December 25, 2020	$196.5	$26.6	$12.3	$235.4
Provisions (1)	488.0	25.7	13.0	526.7
Payments or credits	(442.9)	(10.0)	(14.9)	(467.8)
Balance as of March 26, 2021	$241.6	$42.3	$10.4	$294.3

(1)Provisions for returns increased by $21.9 million driven by the Specialty Brands segment primarily related to a discrete return of product sold during the three months ended March 26, 2021.

Product sales transferred to customers at a point in time and over time were as follows:

	Three Months Ended
	March 26, 2021	March 27, 2020
Product sales transferred at a point in time	75.7%	78.5%
Product sales transferred over time	24.3	21.5

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of March 26, 2021:

Remainder of Fiscal 2021	$70.9
Fiscal 2022	41.0
Fiscal 2023	9.9
Thereafter	0.3

Costs to fulfill a contract

As of March 26, 2021 and December 25, 2020, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations, were $27.0 million and $25.8 million, respectively, and were classified in property, plant and equipment, net, on the unaudited condensed consolidated balance sheets. The associated depreciation expense recognized during the three months ended March 26, 2021 and March 27, 2020 was $1.4 million and $1.5 million, respectively.

Product Royalty Revenues

The Company licenses certain rights to Amitiza® (lubiprostone) ("Amitiza") to a third party in exchange for royalties on net sales of the product. The royalty rates consist of several tiers ranging from 18.0% to 26.0% with the royalty rate resetting every year. Additionally, beginning in fiscal 2021, Par Pharmaceutical, Inc., et al. (collectively Par) will pay the Company a double-digit royalty based on a percentage of the gross profits of the licensed products sold during the term of the agreement. Under both agreements, the Company recognizes such royalty revenue as the related sales occur. The associated royalty revenue recognized was as follows:

	Three Months Ended
	March 26, 2021	March 27, 2020
Royalty revenue	$35.4	$15.6

4.	Income Taxes
As further discussed in Note 1, the Company concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of issuance of the unaudited condensed consolidated financial statements. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, as of March 26, 2021, all of the Company's net deferred tax assets in applicable tax jurisdictions are fully offset by a valuation allowance.
The Company recognized an income tax benefit of $16.4 million on a loss from continuing operations before income taxes of $160.6 million for the three months ended March 26, 2021, and an income tax benefit of $18.9 million on a loss from continuing operations before income taxes of $75.6 million for the three months ended March 27, 2020. This resulted in effective tax rates of 10.2% and 25.0% for the three months ended March 26, 2021 and March 27, 2020, respectively. The income tax benefit for the three months ended March 26, 2021 was comprised of $13.0 million of current tax benefit and $3.4 million of deferred tax benefit. The current tax benefit was predominantly related to an increase to prepaid taxes, partially offset by changes to uncertain tax positions. The deferred tax benefit was predominantly related to intangible asset amortization, partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax benefit for the three months ended March 27, 2020 was comprised of $22.4 million of current tax benefit and $3.5 million of deferred tax expense. The deferred tax expense was predominantly comprised of deferred tax expense as a result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act partially offset by deferred tax benefit related to previously acquired intangibles.
The income tax benefit was $16.4 million for the three months ended March 26, 2021, compared with an income tax benefit of $18.9 million for the three months ended March 27, 2020. The $2.5 million net decrease in the tax benefit included a decrease of $11.0 million attributed to the CARES Act and a decrease of $8.0 million attributed to uncertain tax positions, partially offset by an increase of $15.4 million attributed to changes in the timing, amount and jurisdictional mix of income and an increase of $1.1 million attributed to separation costs, reorganization items, net and restructuring charges, net.
During the three months ended March 26, 2021, and fiscal 2020, the net cash payments for income taxes were $8.1 million and $39.9 million, respectively.
The Company's unrecognized tax benefits, excluding interest, totaled $356.2 million and $349.0 million as of March 26, 2021 and December 25, 2020, respectively. The net increase of $7.2 million primarily resulted from a net increase of prior period tax positions. If favorably settled, $80.9 million of unrecognized tax benefits as of March 26, 2021 would benefit the effective tax rate. The total amount of accrued interest and penalties related to these obligations was $19.8 million and $16.7 million as of March 26, 2021 and December 25, 2020, respectively.
It is reasonably possible that within the next twelve months the unrecognized tax benefits could decrease by up to $41.7 million and the amount of related interest and penalties could decrease by up to $9.8 million as a result of payments or releases due to the resolution of examinations, appeals and litigation and the expiration of various statutes of limitation.

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
The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Three Months Ended
	March 26, 2021	March 27, 2020
Basic	84.6	84.2

The computation of diluted weighted-average shares outstanding for the three months ended March 26, 2021 and March 27, 2020, excluded approximately 5.5 million and 5.8 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

6.	Inventories
Inventories were comprised of the following at the end of each period:

	March 26, 2021	December 25, 2020
Raw materials and supplies	$58.0	$58.1
Work in process	205.9	200.7
Finished goods	99.5	86.1
	$363.4	$344.9

7.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	March 26, 2021	December 25, 2020
Property, plant and equipment, gross	$1,874.2	$1,910.9
Less: accumulated depreciation	(1,079.8)	(1,077.8)
Property, plant and equipment, net	$794.4	$833.1

Depreciation expense was as follows:

	Three Months Ended
	March 26, 2021	March 27, 2020
Depreciation expense	$24.3	$25.5

8.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	March 26, 2021		December 25, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,394.6	$4,730.0	$10,394.6	$4,586.6
License agreements	120.1	79.1	120.1	78.1
Trademarks	77.7	24.4	77.7	23.5
Total	$10,592.4	$4,833.5	$10,592.4	$4,688.2
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	180.8		245.3
Total	$215.8		$280.3

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
In response to receipt of the CRL, the Company had an End of Review Meeting on October 26, 2020 and a Type A Meeting on January 29, 2021 with the FDA where both parties engaged in constructive dialogue in an effort to clarify a viable path to U.S. approval. As the Company continues to engage with the FDA over the coming months, it will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated in-process research and development asset of $81.0 million included within intangible assets, net on the unaudited condensed consolidated balance sheets as of March 26, 2021 and December 25, 2020.
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

MNK-6105 and MNK-6106
During the three months ended March 26, 2021, the Company recognized a full impairment on its Specialty Brands in-process research and development ("IPR&D") asset related to MNK-6105 and MNK-6106 of $64.5 million. The Company has decided it will no longer pursue further development of this asset.

Intangible asset amortization expense
Intangible asset amortization expense was as follows:

	Three Months Ended
	March 26, 2021	March 27, 2020
Amortization expense	$145.3	$197.6

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Remainder of Fiscal 2021	$435.8
Fiscal 2022	581.1
Fiscal 2023	581.1
Fiscal 2024	581.1
Fiscal 2025	579.6

9.	Debt
The commencement of the Chapter 11 Cases constituted an event of default under certain of the Company’s debt agreements. Accordingly, all debt not reclassified as LSTC with original long-term stated maturities was classified as current on the unaudited condensed consolidated balance sheets as of March 26, 2021 and December 25, 2020. However, any efforts to enforce payment obligations under the Company's debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. See Note 2 for further information.
Debt was comprised of the following at the end of each period:

	March 26, 2021		December 25, 2020
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Principal	Unamortized Discount and Debt Issuance Costs (1)
Secured debt:
Term loan due September 2024	$1,411.2	$—	$1,505.2	$12.3
Term loan due February 2025	374.6	—	399.5	5.0
10.00% first lien senior notes due April 2025	495.0	7.3	495.0	7.7
10.00% second lien senior notes due April 2025	322.9	7.6	322.9	8.0
Revolving credit facility	900.0	1.3	900.0	1.7
Total secured debt	3,503.7	16.2	3,622.6	34.7
Unsecured debt:
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% senior notes due August 2022	610.3	—	610.3	—
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% senior notes due April 2023	133.7	—	133.7	—
5.625% senior notes due October 2023	514.7	—	514.7	—
5.50% senior notes due April 2025	387.2	—	387.2	—
Total unsecured debt	1,660.7	—	1,660.7	—
Total debt, prior to reclassification to liabilities subject to compromise	5,164.4	16.2	5,283.3	34.7
Less: Current portion	(1,717.9)	(16.2)	(3,622.6)	(34.7)
Less: Amounts reclassified to liabilities subject to compromise (2)	(3,446.5)	—	(1,660.7)	—
Total long-term debt, net of current portion	$—	$—	$—	$—
(1)As a result of the Company's Chapter 11 Cases, the Company expensed $16.3 million of unamortized discount and debt issuance costs, net, recorded in reorganization items, net in the unaudited condensed consolidated statement of operations during the three months ended March 26, 2021.
(2)In connection with the Company’s Chapter 11 Cases, $3,446.5 million and $1,660.7 million outstanding secured and unsecured debt instruments have been reclassified to LSTC in the Company's unaudited condensed consolidated balance sheets as of March 26, 2021 and December 25, 2020, respectively. Up to the date of reclassification to LSTC, the Company continued to accrue interest expense in relation to these debt instruments reclassified to LSTC. Refer to Note 2 for further information.

As of March 26, 2021, the applicable interest rate and outstanding borrowings on the Company's variable-rate debt instruments were as follows:

	Applicable interest rate	Outstanding borrowings
Term loan due September 2024 (1)	6.00%	$1,411.2
Term loan due February 2025 (1)	6.25	374.6
Revolving credit facility	4.47	900.0
(1)The applicable interest rate for the senior secured term loans includes the incremental 250 basis points as a result of the amendment to the cash collateral order that took effect on March 22, 2021. Refer to Note 2 for further discussion on the amendment.

As of March 26, 2021, the Company was fully drawn on its $900.0 million revolving credit facility.

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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of March 26, 2021 and December 25, 2020 was $15.2 million and $15.4 million, respectively, of which $12.4 million and $12.7 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value as of March 26, 2021 and December 25, 2020. As of March 26, 2021, the maximum future payments the Company could be required to make under these indemnification obligations were $70.2 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets as of both March 26, 2021 and December 25, 2020, respectively.
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 25, 2020.
The Company is also liable for product performance; however, the Company believes, given the information currently available, that the ultimate resolution of any such claims will not have a material adverse effect on its financial condition, results of operations and cash flows.
As of March 26, 2021, the Company had various other letters of credit, guarantees and surety bonds totaling $34.5 million and restricted cash of $40.6 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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
On October 12, 2020, the Company announced that Mallinckrodt plc and certain of its subsidiaries voluntarily initiated the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. As a result of initiating the Chapter 11 Cases, all litigation and proceedings against the Company have been automatically stayed, subject to certain limited exceptions. In addition, the Bankruptcy Court issued orders enjoining certain litigation against the Company and various individuals named in certain of the litigation described below that might otherwise be subject to such an exception. For further information about the Chapter 11 Cases, refer to Note 2.

Governmental Proceedings
Opioid-Related Matters
Since 2017, multiple U.S. states, counties, a territory, other governmental persons or entities and private plaintiffs have filed lawsuits against certain entities of the Company, as well as various other manufacturers, distributors, pharmacies, pharmacy benefit managers, individual doctors and/or others, asserting claims relating to defendants' alleged sales, marketing, distribution, reimbursement, prescribing, dispensing and/or other practices with respect to prescription opioid medications, including certain of the Company's products. As of May 3, 2021, the cases the Company is aware of include, but are not limited to, approximately 2,615 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 270 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers; approximately 124 cases filed by individuals; approximately six cases filed by schools and school boards; and 17 cases filed by the Attorneys General for New Mexico, Kentucky, Rhode Island, Georgia, Florida, Alaska, New York, Nevada, South Dakota, New Hampshire, Louisiana, Illinois, Mississippi, West Virginia, Puerto Rico, Ohio, and Idaho, with Idaho being the only state Attorney General to file in federal as opposed to state court. As of May 3, 2021, the Mallinckrodt defendants in these cases consist of Mallinckrodt plc and the following subsidiaries of Mallinckrodt plc: Mallinckrodt Enterprises LLC, Mallinckrodt LLC, SpecGx LLC, Mallinckrodt Brand Pharmaceuticals Inc., Mallinckrodt Inc., MNK 2011 Inc., and Mallinckrodt Enterprises Holdings, Inc. Certain of the lawsuits have been filed as putative class actions. On October 8, 2020, the State of Rhode Island filed a lawsuit against the Company's President and Chief Executive Officer ("CEO"), Mark C. Trudeau, asserting similar claims relating to the marketing and distribution of prescription opioid medications. Rhode Island has voluntarily agreed to a stay of the lawsuit against Mr. Trudeau.
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
As of both March 26, 2021 and December 25, 2020, the Company maintained an accrual for this contingency of $1,600.0 million. No value has been ascribed to the warrants as of March 26, 2021 or December 25, 2020 as the Company cannot reasonably estimate the equity value upon emergence. For further information on the terms of this proposed resolution, refer to Note 2.
Other Opioid-Related Matters. On June 1, 2020, a putative class action lawsuit was filed against Mallinckrodt plc, Mallinckrodt Canada ULC, Her Majesty the Queen in right of the Province of British Columbia ("Province") and the College of Pharmacists of British Columbia ("College") in the Supreme Court of British Columbia, captioned Laura Shaver v. Mallinckrodt Canada ULC, et al., Court File No. VLC-S-S-205793. The action purports to be brought on behalf of any persons: (1) prescribed Methadose for opioid agonist treatment in British Columbia after March 1, 2014; (2) covered by Pharmacare Plan C within British Columbia who were prescribed Methadose for opioid agonist treatment after February 1, 2014; (3) who transitioned from compounded methadone to Methadose for opioid agonist treatment in British Columbia after March 1, 2014; (4) covered by Pharmacare Plan C within British Columbia who were transitioned from compounded methadone to Methadose for opioid agonist treatment after February 1, 2014; or (5) falling within such other class definition as the British Columbia Court may approve. The suit generally alleges that the Province’s decision to grant Methadose coverage under Pharmacare Plan C and remove compounded methadone from coverage under Pharmacare Plan C had adversely affected those being treated for opioid use disorder due to Methadose allegedly being a significantly less effective treatment than generic compounded methadone. The suit asserts that the Province, the College and the Mallinckrodt defendants knew (or ought to have known) about, failed to warn patients about and made false representations concerning, the efficacy of Methadose and the risks of switching from compounded methadone to Methadose. The suit seeks general, special, aggravated, punitive and exemplary damages in an unspecified amount, costs and interest and injunctive relief against the Province, the College and the Mallinckrodt defendants. Pursuant to two orders granted by the Ontario Superior Court of Justice (Commercial List) ("Canadian Court") on October 15, 2020, the Chapter 11 proceedings commenced by Mallinckrodt plc and Mallinckrodt Canada ULC pursuant to the U.S. Bankruptcy Code were recognized and given effect in Canada. Among other things, the Canadian Court has stayed all proceedings against the Mallinckrodt defendants, including the British Columbia class action proceedings. The Canadian Court granted a further order on February 25, 2021, staying the British Columbia class action proceedings against all defendants. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.

Acthar Gel-Related Matters
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
As a result of this contingency, the Company incurred a retrospective one-time charge of $641.1 million (the "Acthar Gel Medicaid Retrospective Rebate"), of which $536.0 million and $105.1 million was reflected as a component of net sales and operating expenses, respectively, in the consolidated statement of operations for fiscal 2020. The $105.1 million reflected as a component of operating expenses represented a pre-acquisition contingency related to the portion of the Acthar Gel Medicaid Retrospective Rebate that arose from sales of Acthar Gel prior to the Company’s acquisition of Questcor in August 2014. As of March 26, 2021 and December 25, 2020, $638.9 million related to the Medicaid lawsuit was recorded within LSTC.
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

Commercial and Securities Litigation
Other Acthar Gel-Related Matters. On March 12, 2021, the plaintiffs in City of Rockford v. Mallinckrodt ARD, Inc., et al (“Rockford”), United Ass’n of Plumbers and Pipefitters Local 322 of Southern New Jersey v. Mallinckrodt ARD, LLC, et. al (“Local

322”), Steamfitters Local Union No. 420 v. Mallinckrodt ARD, LLC, et al. (“Steamfitters”), Int'l Union of Operating Engineers Local 542 v. Mallinckrodt ARD Inc., et al. (“Local 542”) and Acument Global Technologies, Inc., v. Mallinckrodt ARD Inc., et al. (“Acument”) filed a motion with the Joint Panel on Multi-District Litigation (“JPML”) under 28 U.S.C. § 1407 requesting that those cases and others alleging claims related to the price of Acthar Gel (including Health Care Service Corp. v. Mallinckrodt ARD LLC, et al. (“HCSC”), City of Marietta v. Mallinckrodt ARD LLC (“Marietta”), Humana Inc. v. Mallinckrodt ARD LLC (“Humana”), MSP Recovery Claims, Series II, LLC, et al. v. Mallinckrodt ARD, Inc., et al. (“MSP”) and U.S. ex rel. Strunck v. Mallinckrodt ARD LLC ("Strunck")) be transferred to the Northern District of Illinois for coordinated or consolidated pretrial proceedings as a MDL (the “Section 1407 Motion”). The Company has opposed the Section 1407 Motion. In April 2021, the U.S. District Courts in the Northern District of Illinois and the Eastern District of Pennsylvania ("EDPA") stayed consideration of the Company’s motions to transfer Rockford, MSP and Steamfitters to the District of Delaware pending a decision by the JPML. The EDPA District Court also denied Local 542's motion for reconsideration of the court's order transferring that case to the District of Delaware.
On April 30, 2021, the Company filed several pleadings in the Chapter 11 Cases in respect of Acthar Gel-based claims, including without limitation the following: (a) objections to putative class proofs of claim filed by the City of Rockford, United Association of Plumbers and Pipefitters Local 322 of Southern New Jersey, Steamfitters Local Union No. 420, and Acument Global Technologies, Inc.; (b) objections to all purportedly Acthar Gel-related proofs of claim that state no basis for Acthar Gel-related liability against the named debtor; (c) a motion for establishment of an administrative claims bar date that will require all Acthar Gel claimants, among others, to promptly file any requests for payment of purported administrative claims; and (d) an adversary proceeding seeking a declaratory judgment that the claims of the City of Rockford, as a governmental unit, are dischargeable in the Chapter 11 Cases.
For additional details on Rockford, Local 322, Steamfitters, Local 542, Acument, HCSC, Marietta, Humana, MSP and Strunck refer to the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 25, 2020.
Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its CEO Mark C. Trudeau, its Chief Financial Officer ("CFO") Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court on June 25, 2020, and on July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. On August 10, 2020, an amended complaint was filed by the lead plaintiff alleging an expended putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the "Strougo Defendants"). The amended complaint claims that the defendants made false and/or misleading statements and/or failed to disclose that: (i) the CMS had informed the Company that it was using the wrong base date AMP for calculating the Medicaid rebate the Company owed CMS for Acthar Gel each quarter since 2014; (ii) the Company’s reported net income was improperly inflated in violation of GAAP; (iii) the Company’s contingent liabilities associated with the rebates owed to CMS for Acthar Gel were misrepresented; (iv) the Company’s fiscal year 2019 guidance for Acthar Gel net sales was false; (v) the Company failed to disclose material information regarding the cases captioned Landolt v. Mallinckrodt ARD LLC, No. 1:18-cv-11931-PBS (D. Mass.) (Landolt) and U.S. ex rel. Strunck v. Mallinckrodt ARD LLC, No. 2:12-cv-0175-BMS (E.D. Pa.) (Strunck), or the related investigation by the DOJ and (vi) the Company failed to disclose that the clinical trials for Acthar Gel were purportedly initiated in order to make it appear that alternative revenue opportunities for Acthar Gel existed and thus offset the expected 10% decline in net sales as a result of the rebates the Company now had to pay. On October 1, 2020, the defendants filed a motion to dismiss the amended complaint. The defendants intend to vigorously defend themselves in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. As to the Company, this litigation is subject to the automatic stay under §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined proceedings against the Strougo Defendants. The plaintiffs subsequently appealed the Bankruptcy Court action to the U.S. District Court in Delaware through a motion for reconsideration, which was denied by that court on January 27, 2021.

Generic Price Fixing Litigation
Canadian (Eaton) Litigation. In December 2020, the Company received a statement of claim filed in federal court in Toronto, Ontario, Canada, naming the Company, Mallinckrodt Canada ULC, Mallinckrodt LLC and a predecessor to MNK 2011 LLC, as well as other pharmaceutical manufacturers, as defendants in an action captioned Kathryn Eaton v Teva Canada Limited et al. The claim purports to be brought on behalf of all persons or entities in Canada who, from January 1, 2012 to the present, purchased generic drugs in the private sector. The allegations and requests for relief in the statement of claim, in substance, are similar to those in the 1199SEIU National Benefit Fund litigation, and include the claim that the Company breached the Competition Act in Canada. As a result of the Eaton action being served on the Mallinckrodt defendants, Mallinckrodt Canada ULC sought, and the Canadian Court granted, an order on April 20, 2021, among other things: (1) recognizing the Chapter 11 Cases of, and granting Canadian stays with respect to, Mallinckrodt LLC and MNK 2011 LLC; and (2) declaring that the Eaton action is stayed as against each of the Mallinckrodt defendants and the named predecessor to MNK 2011 LLC.

Other Matters
The Company's legal proceedings and claims are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 25, 2020.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	March 26, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$32.9	$23.1	$9.8	$—
Equity securities	39.5	39.5	—	—
	$72.4	$62.6	$9.8	$—
Liabilities:
Deferred compensation liabilities	$32.1	$—	$32.1	$—
Contingent consideration and acquired contingent liabilities	23.9	—	—	23.9
	$56.0	$—	$32.1	$23.9

	December 25, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$33.0	$23.5	$9.5	$—
Equity securities	31.1	31.1	—	—
	$64.1	$54.6	$9.5	$—
Liabilities:
Deferred compensation liabilities	$38.0	$—	$38.0	$—
Contingent consideration and acquired contingent liabilities	34.7	—	—	34.7
	$72.7	$—	$38.0	$34.7

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
Contingent consideration liabilities. As part of the acquisition of Stratatech, the Company provided contingent consideration to the prior shareholders of Stratatech, primarily in the form of regulatory filing and approval milestones associated with the deep partial thickness and full thickness indications associated with StrataGraft®. For each indication, the Company is responsible for a payment upon acceptance of the Company's submission and another upon approval by the FDA. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the acquisition of Stratatech to be $23.9 million and $19.1 million as of March 26, 2021 and December 25, 2020, respectively.
As part of the acquisition of Ocera, the Company provided contingent consideration to the prior shareholders of Ocera in the form of both patient enrollment clinical study milestones and sales-based milestones associated with MNK-6105 and MNK-6106. During the three months ended March 26, 2021, the Company determined it will no longer pursue further development of this asset. The Company determined the fair value of the contingent consideration based on an option pricing model to be zero and $15.6 million as of March 26, 2021 and December 25, 2020, respectively.
Contingent consideration liabilities were classified as LSTC in the unaudited condensed consolidated balance sheet as of March 26, 2021. The following table summarizes the activity for contingent consideration:

Balance as of December 25, 2020	$34.7
Fair value adjustments	(10.8)
Balance as of March 26, 2021	$23.9

Financial Instruments Not Measured at Fair Value
    The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of March 26, 2021 and December 25, 2020:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $59.6 million and $56.4 million as of March 26, 2021 and December 25, 2020, (level 1), respectively. As of March 26, 2021, $23.4 million and $36.2 million of the restricted cash balance was included in prepaid and other current assets and other assets, respectively, on the unaudited condensed consolidated balance sheet. As of December 25, 2020, $20.2 million and $36.2 million of the restricted cash balance was included in prepaid and other current assets and other assets, respectively, on the consolidated balance sheet.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $52.6 million and $52.3 million as of March 26, 2021 and December 25, 2020, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
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

	March 26, 2021		December 25, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
5.75% senior notes due August 2022	$610.3	$407.7	$610.3	$191.2
4.75% senior notes due April 2023	133.7	26.2	133.7	11.1
5.625% senior notes due October 2023	514.7	337.1	514.7	158.9
5.50% senior notes due April 2025	387.2	258.1	387.2	115.4
10.00% first lien senior notes due April 2025	495.0	553.4	495.0	528.4
10.00% second lien senior notes due April 2025	322.9	321.8	322.9	279.0
Revolving credit facility	900.0	900.0	900.0	900.0
Level 2:
9.50% debentures due May 2022	10.4	4.2	10.4	4.2
8.00% debentures due March 2023	4.4	1.3	4.4	1.3
Term loan due September 2024	1,411.2	1,394.7	1,505.2	1,386.9
Term loan due February 2025	374.6	369.8	399.5	367.9
Total Debt	$5,164.4	$4,574.3	$5,283.3	$3,944.3

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total segment net sales:

	Three Months Ended
	March 26, 2021	March 27, 2020
CuraScript, Inc.	24.9%	24.6%

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	March 26, 2021	December 25, 2020
AmerisourceBergen Corporation	33.2%	33.6%
McKesson Corporation	15.9	18.2
CuraScript, Inc.	11.1	*
*Accounts receivable attributable to this distributor was less than 10.0% of total gross accounts receivable at the end of the respective period presented above.

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total segment net sales:

	Three Months Ended
	March 26, 2021	March 27, 2020
Acthar Gel	23.1%	25.2%
INOmax	24.0	21.3
Ofirmev	*	11.2
Therakos	12.0	*
*Net sales attributable to these products were less than 10.0% of total net sales during the respective periods presented above.

13.	Segment Data
The Company operates in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and APIs.

Management measures and evaluates the Company's operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items may include, but are not limited to, depreciation and amortization, share-based compensation, net restructuring charges, non-restructuring impairment charges, separation costs, changes related to the Opioid-Related Litigation Settlement. During the three months ended September 25, 2020, the Company began excluding depreciation and share-based compensation from its evaluation of the operating results of its segments. As a result, prior period segment operating income has been recast to reflect this change on a comparable basis. Although these amounts are excluded from segment net sales and operating income, as applicable, they are included in reported consolidated net sales and operating income (loss) and are reflected in the reconciliations presented below.
Selected information by reportable segment was as follows:

	Three Months Ended
	March 26, 2021	March 27, 2020
Net sales:
Specialty Brands	$408.4	$490.6
Specialty Generics	149.6	175.2
Net sales	$558.0	$665.8
Operating loss:
Specialty Brands	$212.1	$220.5
Specialty Generics	31.7	63.2
Segment operating income	243.8	283.7
Unallocated amounts:
Corporate and unallocated expenses (1)	(22.6)	(57.5)
Depreciation and amortization	(169.6)	(223.1)
Share-based compensation	(3.6)	(6.7)
Restructuring charges, net	(0.4)	1.8
Non-restructuring impairment charges	(64.5)	—
Separation costs (2)	(0.6)	(21.3)
Opioid-related litigation settlement gain (3)	—	16.8
Operating loss	$(17.5)	$(6.3)

(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs included in SG&A expenses, primarily related to professional fees and costs incurred in preparation for the Chapter 11 proceedings. As of the Petition Date, professional fees directly related to the Chapter 11 proceedings that were previously reflected as separation costs are being classified on a go-forward basis as reorganization items, net.
(3)Represents the change in the Settlement Warrants' fair value. Refer to Note 11 for further information.

Net sales by product family within the Company's reportable segments were as follows:

	Three Months Ended
	March 26, 2021	March 27, 2020
Acthar Gel (1)	$129.0	$167.6
INOmax	134.0	141.7
Ofirmev	12.8	74.9
Therakos	66.8	63.7
Amitiza (2)	61.4	41.1
Other	4.4	1.6
Specialty Brands	408.4	490.6

Hydrocodone (API) and hydrocodone-containing tablets	23.3	26.5
Oxycodone (API) and oxycodone-containing tablets	17.2	16.9
Acetaminophen (API)	45.5	44.1
Other controlled substances	58.1	83.6
Other	5.5	4.1
Specialty Generics	149.6	175.2
Net sales	$558.0	$665.8
(1)The three months ended March 26, 2021 includes the prospective change to the Medicaid rebate calculation that began in June 2020, which impacted Acthar Gel net sales by $12.5 million. See Note 11 for further detail on the status of the Medicaid lawsuit.
(2)Amitiza consists of both product net sales and royalties. Refer to Note 2 for further details on Amitiza's revenues.

14.	Subsequent Events
Bankruptcy Proceedings
Certain bankruptcy proceeding matters occurred during the three months ended March 26, 2021 or prior, but had subsequent updates through the issuance of this report. See further discussion in Note 2.

Commitments and Contingencies
Certain litigation matters occurred during the three months ended March 26, 2021 or prior, but had subsequent updates through the issuance of this report. See further discussion in Note 11.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 25, 2020, filed with the United States ("U.S.") Securities and Exchange Commission ("SEC") on March 10, 2021 and within Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
For further information on our business and products, refer to our Annual Report on Form 10-K for the fiscal year ended December 25, 2020, filed with the U.S. SEC on March 10, 2021.

Significant Events
Voluntary Petitions for Reorganization
On October 12, 2020 (the "Petition Date"), we voluntarily initiated Chapter 11 proceedings (the "Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to modify our capital structure, including restructuring portions of our debt, and resolve otherwise unmanageable potential legal liabilities. We are continuing to operate and supply customers and patients with products as normal.
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
For further information, refer to Note 2 of the notes to the unaudited condensed consolidated financial statements.

Reorganization items, net
Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court. During the three months ended March 26, 2021, we incurred $93.5 million of reorganization items, net, of which $77.7 million and $15.8 million related to professional fees and carrying value adjustments, respectively. During the three months ended March 27, 2020, we incurred $22.5 million and $21.3 million in opioid defense costs and separation costs, respectively, which were both included within selling general and administrative ("SG&A") expenses. As of the Petition Date, the majority of these costs are being classified on a go-forward basis as reorganization items, net, as they directly relate to the Chapter 11 proceedings.

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
In response to receipt of the CRL, we had an End of Review Meeting on October 26, 2020 and a Type A Meeting on January 29, 2021 with the FDA where both parties engaged in constructive dialogue in an effort to clarify a viable path to U.S. approval and we expect to have clarity on this path in fiscal 2021. As we continue to engage with the FDA over the coming months, we will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated in-process research and development ("IPR&D") asset of $81.0 million included within intangible assets, net on the unaudited condensed consolidated balance sheets as of March 26, 2021 and December 25, 2020.

MNK-6105 and MNK-6106
During the three months ended March 26, 2021, the Company recognized a full impairment on its Specialty Brands IPR&D asset related to MNK-6105 and MNK-6106 of $64.5 million. The Company has decided it will no longer pursue further development of this asset.

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
We expect the coming months to continue to be challenging due to the impact of COVID-19, as some of our products are sensitive to reduced numbers of surgical procedures and doctor visits. Our business performance was significantly impacted by COVID-19 during fiscal 2020 and the three months ended March 26, 2021. The ultimate business impact going forward will largely be determined by the ongoing return to work guidance issued by international, national, and local governments and health officials and organizations. We are monitoring the demand for our products, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on a product, such as Acthar Gel, due to the limited ability of our sales representatives to meet with physicians and patients to visit their doctors and pharmacists to receive prescriptions for certain of our products. In regards to Acthar Gel, we continue to see a reduction in new patients, which may continue to impact results in fiscal 2021. We may also experience reduced demand for Therakos due to immunosuppressed patients who have been instructed to stay-at-home during the COVID-19 pandemic. Furthermore, while we are supporting the continuation of ongoing patients in our clinical trials, as much as possible, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials.
Given the rapid and evolving nature of the COVID-19 virus, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. For additional information on the various risks posed by the COVID-19 pandemic, please read Part I, Item 1A. Risk Factors included within our Annual Report filed on Form 10-K for the fiscal year ended December 25, 2020.

Specialty Brands
Net sales of Ofirmev® for the three months ended March 26, 2021 decreased $62.1 million, or 82.9%, to $12.8 million driven by the loss of exclusivity at the end of fiscal 2020 and the entrance of generic competition during the three months ended March 26, 2021. Net sales of Acthar Gel for the three months ended March 26, 2021 decreased $38.6 million, or 23.0%, to $129.0 million driven primarily by the marketplace impact of the COVID-19 pandemic, continued payer scrutiny on overall specialty pharmaceutical spending and the prospective change to the Medicaid rebate calculation, which served to reduce Acthar Gel net sales by $12.5 million during the three months ended March 26, 2021.

Specialty Generics
Net sales from the Specialty Generics segment decreased $25.6 million or 14.6% to $149.6 million for the three months ended March 26, 2021 compared to $175.2 million for the three months ended March 27, 2020.

Results of Operations
Three Months Ended March 26, 2021 Compared with Three Months Ended March 27, 2020

Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	March 26, 2021	March 27, 2020	Percentage Change
U.S.	$510.1	$587.9	(13.2)%
Europe, Middle East and Africa	39.8	60.6	(34.3)
Other geographic areas	8.1	17.3	(53.2)
Net sales	$558.0	$665.8	(16.2)%
Net sales for the three months ended March 26, 2021 decreased $107.8 million or 16.2%, to $558.0 million compared with $665.8 million for the three months ended March 27, 2020. This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of Ofirmev and Acthar Gel, as previously mentioned. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit. Gross profit for the three months ended March 26, 2021 decreased $33.4 million or 11.8%, to $250.4 million compared with $283.8 million for the three months ended March 27, 2020, due in part to the $107.8 million decrease in net sales. Gross profit margin as a percentage of net sales was 44.9% for the three months ended March 26, 2021, compared with 42.6% for the three months ended March 27, 2020. This increase in gross profit margin was primarily driven by a change in product mix, as well as a decrease in amortization expense related to the Ofirmev intangible asset resulting from the asset being fully amortized at the end of fiscal 2020.
Selling, general and administrative expenses. SG&A expenses for the three months ended March 26, 2021 were $136.0 million, compared with $231.1 million for the three months ended March 27, 2020, a decrease of $95.1 million, or 41.2%. This decrease was primarily driven by the bankruptcy-related professional fees being classified as reorganization items, net, subsequent to the Petition Date. Comparatively, during the three months ended March 27, 2020, we incurred $22.5 million and $21.3 million in opioid defense costs and separation costs, respectively, that were reflected in SG&A. The decrease was also driven by cost containment initiatives, a $10.0 million gain resulting from a net decrease in of our contingent consideration liabilities and lower travel expense due to temporary travel restrictions as a result of COVID-19. As a percentage of net sales, SG&A expenses were 24.4% and 34.7% for the three months ended March 26, 2021 and March 27, 2020, respectively.
Research and development expenses. Research and development ("R&D") expenses decreased $11.2 million, or 14.5%, to $66.2 million for the three months ended March 26, 2021, compared with $77.4 million for the three months ended March 27, 2020. The decrease was driven by the completion of certain development programs during fiscal 2020. The Company continues to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 11.9% and 11.6% for the three months ended March 26, 2021 and March 27, 2020, respectively.
Non-restructuring impairment charges. During the three months ended March 26, 2021, we recognized a full impairment on our Specialty Brands IPR&D asset related to MNK-6105 and MNK-6106 of $64.5 million. We have decided we will no longer pursue further development of this asset.
Opioid-related litigation settlement. During the three months ended March 27, 2020, we recorded a non-cash gain of $16.8 million as a result of the change in the settlement warrants' fair value primarily driven by the decreased value of our share price. Consistent with the determination at December 25, 2020, the New Opioid Warrants continue to have no value as of March 26, 2021 given we cannot reasonably estimate the equity value at emergence. For further information, refer to Note 11 of the notes to the unaudited condensed consolidated financial statements.

Non-Operating Items
Interest expense and interest income. During the three months ended March 26, 2021 and March 27, 2020, net interest expense was $57.7 million and $71.0 million, respectively. The $14.9 million decrease in interest expense was primarily attributable to a lower average outstanding debt balance during the three months ended March 26, 2021, partially offset by $14.5 million of expense related to adequate protection payments. This yielded a net decrease in interest expense of $13.4 million. Interest income decreased to $1.9 million for the three months ended March 26, 2021, compared with $3.5 million for the three months ended March 27, 2020 primarily driven by lower interest rates.
Other income, net. During the three months ended March 26, 2021 and March 27, 2020 we recorded other income, net, of $8.1 million and $1.7 million, respectively. The three months ended March 26, 2021 included an $8.4 million unrealized gain on the equity securities, inclusive of foreign currency gain related to our investment in Silence Therapeutics plc, compared to $3.0 million during the three months ended March 27, 2020. These gains were offset by losses on intercompany financing, foreign currency transactions and related hedging instruments.
Reorganization items, net. During the three months ended March 26, 2021, we recorded $93.5 million of reorganization items, net in conjunction with our Chapter 11 proceedings. These charges included $77.7 million of advisor and legal fees directly related to the Chapter 11 Cases and $16.3 million of deferred financing fee write-offs related to the 2017 and 2018 Term Loans in order to reflect the respective carrying values within LSTC on the unaudited condensed consolidated balance sheet as of March 26, 2021 at their estimated allowed claim amounts.
Income tax benefit. We recognized an income tax benefit of $16.4 million on a loss from continuing operations before income taxes of $160.6 million for the three months ended March 26, 2021, and an income tax benefit of $18.9 million on a loss from continuing operations before income taxes of $75.6 million for the three months ended March 27, 2020. This resulted in effective tax rates of 10.2% and 25.0% for the three months ended March 26, 2021 and March 27, 2020, respectively. The income tax benefit for the three months ended March 26, 2021 was comprised of $13.0 million of current tax benefit and $3.4 million of deferred tax benefit. The current income tax benefit was predominantly related to an increase to prepaid taxes, partially offset by changes to uncertain tax positions. The deferred tax benefit was predominantly related to intangible asset amortization, partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax benefit for the three months ended March 27, 2020 was comprised of $22.4 million of current tax benefit and $3.5 million of deferred tax expense. The deferred tax expense was predominantly comprised of deferred tax expense as a result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act partially offset by deferred tax benefit related to previously acquired intangibles.
The income tax benefit was $16.4 million for the three months ended March 26, 2021, compared with an income tax benefit of $18.9 million for the three months ended March 27, 2020. The $2.5 million net decrease in the tax benefit included a decrease of $11.0 million attributed to the CARES Act and a decrease of $8.0 million attributed to uncertain tax positions, partially offset by an increase of $15.4 million attributed to changes in the timing, amount and jurisdictional mix of income and an increase of $1.1 million attributed to separation costs, reorganization items, net and restructuring charges, net.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $0.3 million and $6.5 million during the three months ended March 26, 2021 and March 27, 2020, respectively. The income during the three months ended March 27, 2020 primarily related to the receipt of contingent consideration associated with the sale of our Nuclear Imaging business. The remaining activity in both periods related to various post-sale adjustments associated with our previous divestitures.

Segment Results
Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items include, but are not limited to, depreciation and amortization, share-based compensation, net restructuring charges, non-restructuring impairment charges, separation costs and changes related to the Opioid-Related Litigation Settlement. During the three months ended September 25, 2020, management began excluding depreciation and share-based compensation from its evaluation of the operating results of its segments. As a result, prior period segment operating income has been recast to reflect this change on a comparable basis. Although these amounts are excluded from segment net sales and segment operating income, as applicable, they are included in reported consolidated net sales and operating (loss) income and in the reconciliations presented below. Selected information by business segment is as follows:
Three Months Ended March 26, 2021 Compared with Three Months Ended March 27, 2020
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	March 26, 2021	March 27, 2020	Percentage Change
Specialty Brands	$408.4	$490.6	(16.8)%
Specialty Generics	149.6	175.2	(14.6)
Net sales	$558.0	$665.8	(16.2)

Specialty Brands. Net sales for the three months ended March 26, 2021 decreased $82.2 million to $408.4 million, compared with $490.6 million for the three months ended March 27, 2020. The decrease in net sales was primarily driven by a $62.1 million or 82.9% decrease in Ofirmev driven by the loss of exclusivity at the end of fiscal 2020 and the entrance of generic competition during the three months ended March 26, 2021. The decrease in net sales also included a $38.6 million or 23.0% decrease in Acthar Gel net sales driven by the marketplace impact of the COVID-19 pandemic, continued payer scrutiny on overall specialty pharmaceutical spending and the prospective change to the Medicaid rebate calculation, which served to reduce Acthar Gel net sales by $12.5 million during the three months ended March 26, 2021. These decreases were partially offset by a $20.3 million or 49.4% increase in Amitiza, primarily as a result of the royalty from Par Pharmaceutical, Inc., et al. (collectively Par) beginning fiscal 2021.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	March 26, 2021	March 27, 2020	Percentage Change
U.S.	$384.7	$444.7	(13.5)%
Europe, Middle East and Africa	18.7	32.5	(42.5)
Other	5.0	13.4	(62.7)
Net sales	$408.4	$490.6	(16.8)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	March 26, 2021	March 27, 2020	Percentage Change
Acthar Gel	$129.0	$167.6	(23.0)%
INOmax	134.0	141.7	(5.4)
Ofirmev	12.8	74.9	(82.9)
Therakos	66.8	63.7	4.9
Amitiza	61.4	41.1	49.4
Other	4.4	1.6	175.0
Specialty Brands	$408.4	$490.6	(16.8)

Specialty Generics. Net sales for the three months ended March 26, 2021 decreased $25.6 million, or 14.6%, to $149.6 million, compared with $175.2 million for the three months ended March 27, 2020. The decrease in net sales was driven by a decrease in other controlled substances products and hydrocodone-related product net sales of $25.5 million and $3.2 million, respectively, driven by increased competition. These decreases were partially offset by increases of $1.4 million and $1.4 million in acetaminophen and other products net sales, respectively, compared to the three months ended March 27, 2020.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	March 26, 2021	March 27, 2020	Percentage Change
U.S.	$125.4	$143.2	(12.4)%
Europe, Middle East and Africa	21.1	28.1	(24.9)
Other	3.1	3.9	(20.5)
Net sales	$149.6	$175.2	(14.6)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	March 26, 2021	March 27, 2020	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$23.3	$26.5	(12.1)%
Oxycodone (API) and oxycodone-containing tablets	17.2	16.9	1.8
Acetaminophen (API)	45.5	44.1	3.2
Other controlled substances	58.1	83.6	(30.5)
Other	5.5	4.1	34.1
Specialty Generics	$149.6	$175.2	(14.6)

Operating Loss
Operating income by segment and as a percentage of segment net sales for the three months ended March 26, 2021 and March 27, 2020 is shown in the following table (dollars in millions):

	Three Months Ended
	March 26, 2021		March 27, 2020
Specialty Brands	$212.1	51.9%	$220.5	44.9%
Specialty Generics	31.7	21.2	63.2	36.1
Segment operating income	243.8	43.7	283.7	42.6
Unallocated amounts:
Corporate and unallocated expenses (1)	(22.6)		(57.5)
Depreciation and amortization	(169.6)		(223.1)
Share-based compensation	(3.6)		(6.7)
Restructuring charges, net	(0.4)		1.8
Non-restructuring impairment charges	(64.5)		—
Separation costs (2)	(0.6)		(21.3)
Opioid-related litigation settlement gain (3)	—		16.8
Total operating loss	$(17.5)		$(6.3)
(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs included in SG&A expenses, primarily related to professional fees and costs incurred in preparation for the Chapter 11 proceedings. As of the Petition Date, professional fees directly related to the Chapter 11 proceedings that were previously reflected as separation costs are being classified on a go-forward basis as reorganization items, net
(3)Represents the change in the settlement warrants' fair value. Refer to Note 11 for further information.

Specialty Brands. Operating income for the three months ended March 26, 2021 decreased $8.4 million, to $212.1 million, compared with $220.5 million for the three months ended March 27, 2020. Operating margin increased to 51.9% for the three months ended March 26, 2021 compared with 44.9% for the three months ended March 27, 2020. The decrease in operating income was primarily driven by a $62.9 million decrease to gross profit as a result of the decrease in net sales as discussed above, partially offset by a decrease of $38.7 million, or 30.9%, in SG&A expenses compared with the three months ended March 27, 2020. The decrease in SG&A was primarily driven by the bankruptcy-related professional and legal fees being classified as reorganization items, net subsequent to the Petition Date, in addition to cost containment initiatives. Additionally, R&D expenses decreased $15.7 million, or 23.1%, compared with the three months ended March 27, 2020, as previously discussed above.
Specialty Generics. Operating income for the three months ended March 26, 2021 decreased $31.5 million to $31.7 million, compared with $63.2 million for the three months ended March 27, 2020. Operating margin decreased to 21.2% for the three months ended March 26, 2021, compared with 36.1% for the three months ended March 27, 2020. The decrease in operating income and margin was primarily due to the $25.8 million decrease in gross profit, coupled with an increase in R&D expenses.
Corporate and unallocated expenses. Corporate and unallocated expenses were $22.6 million and $57.5 million for the three months ended March 26, 2021 and March 27, 2020, respectively. This decrease was primarily driven by the bankruptcy-related professional fees being classified as reorganization items, net, subsequent to the Petition Date, in addition to cost containment initiatives. Comparatively, during the three months ended March 27, 2020, we incurred $22.5 million of opioid defense costs that were reflected in SG&A. The decrease also included a $10.0 million gain resulting from a net decrease in our contingent consideration liabilities.

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
On October 12, 2020, we voluntarily initiated the Chapter 11 Cases in the Bankruptcy Court to modify our capital structure, including restructuring portions of our debt, and resolve potential legal liabilities, including but not limited to those in connection with the Amended Proposed Opioid-Related Litigation Settlement and the Proposed Acthar Gel-Related Settlement. We intend to use the Chapter 11 process to provide a fair, orderly, efficient and legally binding mechanism to implement a RSA, entered into in connection with the filing of the Chapter 11 Cases, that provides for a financial restructuring designed to strengthen our balance sheet and reduce our total debt by approximately $1,300.0 million, improving our financial position and allowing us to continue driving our strategic priorities and investing in the business to develop and commercialize therapies to improve health outcomes.
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
Under our credit agreement, we are required to prepay our term loans in an amount equal to a specified percentage of excess cash flow. After receiving Bankruptcy Court approval, we made a mandatory prepayment in an amount equal to $114.0 million during the three months ended March 26, 2021.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Three Months Ended
	March 26, 2021	March 27, 2020
Net cash from:
Operating activities	$151.4	$53.7
Investing activities	(21.6)	(16.7)
Financing activities	(118.9)	(8.9)
Effect of currency exchange rate changes on cash and cash equivalents	(0.4)	(1.5)
Net increase in cash and cash equivalents	$10.5	$26.6

Operating Activities
Net cash provided by operating activities of $151.4 million for the three months ended March 26, 2021 was attributable to a net loss of $143.9 million, adjusted for non-cash items of $238.1 million, related to depreciation and amortization of $169.6 million, and a non-cash impairment charge of $64.5 million. This net loss was also offset by cash provided from net investment in working capital of $57.2 million, which was primarily driven by a $61.8 million decrease in accounts receivable and a $38.9 million net cash inflow related to other assets and liabilities primarily driven by an increase in accrued consulting fees. These inflows were partially offset by a $22.8 million increase in inventory and $21.2 million related to a decrease in net tax payables and an increase in prepaid income taxes.
Net cash provided by operating activities of $53.7 million for the three months ended March 27, 2020 was primarily attributable to net loss of $50.2 million, adjusted for non-cash items of $215.9 million driven by depreciation and amortization of $223.1 million, partially offset by a non-cash gain of $16.8 million as a result of the change in the settlement warrant's fair value. Net investment in working capital utilized $112.0 million of cash flow from operating activities. Included within this change in working capital was an $85.2 million net cash outflow related to other assets and liabilities, including a $42.0 million decrease in accrued payroll liabilities and a $35.0 million decrease in restructuring liabilities, primarily driven by the settlement and payment of contract termination costs related to the production of Raplixa. Also driving the net investment in working capital was a $34.9 million increase in net receivables related to income taxes, a $22.9 million decrease in accounts payable and an $18.4 million increase in inventory. These were partially offset by a $49.4 million decrease in accounts receivable.

Investing Activities
Net cash used in investing activities was $21.6 million for the three months ended March 26, 2021, compared with $16.7 million for the three months ended March 27, 2020. The $4.9 million change was primarily attributable to a $6.4 million cash receipt during the three months ended March 27, 2020 related to certain rabbi trust settlements, partially offset by a $1.0 million increase in capital expenditures. Under our term loan credit agreement, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loan. For further information, refer to "Debt and Capitalization" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities
Net cash used in financing activities was $118.9 million for the three months ended March 26, 2021, compared with $8.9 million for the three months ended March 27, 2020. The $110.0 million increase was primarily attributable to a $114.0 million increase in debt repayments, net of issuances, partially offset by $4.0 million in debt issuance costs incurred during the three months ended March 27, 2020.

Debt and Capitalization
As of March 26, 2021, the total debt principal was $5,164.4 million, of which $3,446.5 million was classified within liabilities subject to compromise on the consolidated balance sheet. The total debt principal as of March 26, 2021 was comprised of the following:

Variable-rate instruments:
Term loan due September 2024	$1,411.2
Term loan due February 2025	374.6
Revolving credit facility	900.0
Fixed-rate instruments	2,478.6
Debt principal	$5,164.4

The variable-rate term loan interest rates are based on the London Inter-bank Offered Rate ("LIBOR"), subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the principal amount. As of March 26, 2021, our fixed-rate instruments have a weighted-average interest rate of 7.05% and pay interest at various dates throughout the fiscal year. As of March 26, 2021, we were fully drawn on our $900.0 million revolving credit facility.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As conditions warrant, and subject to limitations under Chapter 11, we may repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise.
The commencement of the Chapter 11 Cases on October 12, 2020 constituted an event of default under certain of our debt agreements. As of March 26, 2021, other than any defaults relating to the Chapter 11 Cases, we were in full compliance with the provisions and covenants associated with our debt agreements. Accordingly, all long-term debt was classified as current on the unaudited condensed consolidated balance sheet as of March 26, 2021. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases. See Note 2 and Note 9 of the notes to the unaudited condensed consolidated financial statements for further information.

Commitments and Contingencies
Legal Proceedings
See Note 11 of the notes to the unaudited condensed consolidated financial statements for a description of the legal proceedings and claims as of March 26, 2021.

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

Off-Balance Sheet Arrangements
As of March 26, 2021, we had various letters of credit, guarantees and surety bonds totaling $34.5 million. There has been no change in our off-balance sheet arrangements during the three months ended March 26, 2021.

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
We believe that our accounting policies for revenue recognition, intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended March 26, 2021, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2020.

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
The risk factors included within Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 25, 2020 and within Part II, Item 1A of this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of March 26, 2021, our outstanding debt included $1,785.8 million variable-rate debt on our senior secured term loans and $900.0 million outstanding borrowings on our senior secured revolving credit facility. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $6.7 million.
The remaining outstanding debt as of March 26, 2021 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of March 26, 2021 that measured the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $0.6 million aggregate potential as of March 26, 2021. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 26, 2021 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 11 of the notes to the unaudited condensed consolidated financial statements for further description of the litigation, legal and administrative proceedings as of March 26, 2021.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 25, 2020, filed with the SEC on March 10, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended March 26, 2021. The repurchase activity presented below is limited to deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations as there were no market repurchases during the three months ended March 26, 2021.
On March 1, 2017, the Company's Board of Directors authorized a $1.0 billion share repurchase program (the "March 2017 Program") which commenced upon the completion of the March 2016 Program. The March 2017 Program has no expiration date.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs (in millions)
December 26, 2020 to January 22, 2021	11,509	$0.20	—	$564.2
January 23, 2021 to February 26, 2021	303	0.48	—	564.2
February 27, 2021 to March 26, 2021	254	0.39	—	564.2
December 26, 2020 to March 26, 2021	12,066	0.21

Item 5.	Other Information.
2021 Annual Meeting of Shareholders
The Company expects to hold its 2021 annual general meeting of shareholders on August 13, 2021. Shareholders interested in submitting a proposal for inclusion in the Company’s proxy statement for the 2021 annual general meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must submit such proposal to the Corporate Secretary at the Company’s principal executive offices at College Business & Technology Park, Cruiserath, Blanchardstown, Dublin 15, Ireland no later than May 21, 2021 and comply with the requirements of Rule 14a-8.
In addition, shareholders of record interested in submitting a nomination or proposal outside of Rule 14a-8 pursuant to the Company’s Articles of Association must submit such nomination or proposal to the Corporate Secretary at the Company’s principal executive offices between April 15 and May 15, 2021 and comply with the requirements of the Company’s Articles of Association.

Item 6.	Exhibits.

Exhibit Number	Exhibit

10.1
Joinder Agreement and Amendment to Restructuring Support Agreement, dated as of March 10, 2021 (incorporated by reference to Exhibit 99.1 to Mallinckrodt plc’s Current Report on Form 8-K dated March 10, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive Data File (Form 10-Q for the quarterly period ended March 26, 2021 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

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

Date: May 4, 2021