Form 10-Q
period 2021-06-25
Mallinckrodt plc
filed 2021-08-03
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2021
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

As of July 30, 2021, the registrant had 84,715,878 ordinary shares outstanding at $0.20 par value.

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net sales (includes retrospective one-time charge of $534.4 million related to the Medicaid lawsuit for the three and six months ended June 26, 2020)	$546.4	$166.5	$1,104.4	$832.3
Cost of sales	331.6	386.7	639.2	768.7
Gross profit (loss)	214.8	(220.2)	465.2	63.6
Selling, general and administrative expenses	145.0	231.3	281.0	462.4
Research and development expenses	52.8	82.9	119.0	160.3
Restructuring charges, net	6.1	14.4	6.5	12.6
Non-restructuring impairment charges	—	63.5	64.5	63.5
(Gains) losses on divestiture	—	(0.6)	0.8	(0.4)
Opioid-related litigation settlement loss (gain) (Note 12)	—	8.5	—	(8.3)
Medicaid lawsuit (Note 12)	—	105.3	—	105.3
Operating income (loss)	10.9	(725.5)	(6.6)	(731.8)
Interest expense	(52.4)	(64.2)	(112.0)	(138.7)
Interest income	—	1.0	1.9	4.5
Other income (expense), net	11.3	(0.6)	19.4	1.1
Reorganization items, net	(109.5)	—	(203.0)	—
Loss from continuing operations before income taxes	(139.7)	(789.3)	(300.3)	(864.9)
Income tax (benefit) expense	(33.5)	161.3	(49.9)	142.4
Loss from continuing operations	(106.2)	(950.6)	(250.4)	(1,007.3)
Income from discontinued operations, net of income taxes	0.4	17.5	0.7	24.0
Net loss	$(105.8)	$(933.1)	$(249.7)	$(983.3)

Basic loss per share (Note 6):
Loss from continuing operations	$(1.25)	$(11.25)	$(2.96)	$(11.95)
Income from discontinued operations	—	0.21	0.01	0.28
Net loss	$(1.25)	$(11.04)	$(2.95)	$(11.66)
Basic weighted-average shares outstanding	84.7	84.5	84.7	84.3

Diluted loss per share (Note 6):
Loss from continuing operations	$(1.25)	$(11.25)	$(2.96)	$(11.95)
Income from discontinued operations	—	0.21	0.01	0.28
Net loss	$(1.25)	$(11.04)	$(2.95)	$(11.66)
Diluted weighted-average shares outstanding	84.7	84.5	84.7	84.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net loss	$(105.8)	$(933.1)	$(249.7)	$(983.3)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	0.6	0.8	0.8	(0.3)
Derivatives, net of tax	—	0.1	—	0.1
Benefit plans, net of tax	(0.3)	(0.5)	(0.4)	(0.7)
Total other comprehensive income (loss), net of tax	0.3	0.4	0.4	(0.9)
Comprehensive loss	$(105.5)	$(932.7)	$(249.3)	$(984.2)

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 25, 2021	December 25, 2020
Assets
Current Assets:
Cash and cash equivalents	$1,254.9	$1,070.6
Accounts receivable, less allowance for doubtful accounts of $4.3 and $4.5	449.8	538.8
Inventories	354.8	344.9
Prepaid expenses and other current assets	280.4	350.0
Total current assets	2,339.9	2,304.3
Property, plant and equipment, net	779.4	833.1
Intangible assets, net	5,829.4	6,184.5
Other assets	388.0	393.5
Total Assets	$9,336.7	$9,715.4

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1,703.0	$3,587.9
Accounts payable	101.7	93.3
Accrued payroll and payroll-related costs	102.5	79.4
Accrued interest	27.7	26.9
Accrued and other current liabilities	372.5	331.2
Total current liabilities	2,307.4	4,118.7
Pension and postretirement benefits	33.4	34.6
Environmental liabilities	59.2	59.8
Deferred income taxes	67.3	80.6
Other income tax liabilities	98.6	100.1
Other liabilities	94.4	109.8
Liabilities subject to compromise (Note 2)	5,900.4	4,192.6
Total Liabilities	8,560.7	8,696.2
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 94,278,034, and 94,111,303 issued; 84,713,826 and 84,605,156 outstanding	18.9	18.8
Ordinary shares held in treasury at cost, 9,564,208 and 9,506,147	(1,616.1)	(1,616.1)
Additional paid-in capital	5,593.6	5,587.6
Retained deficit	(3,211.2)	(2,961.5)
Accumulated other comprehensive loss	(9.2)	(9.6)
Total Shareholders' Equity	776.0	1,019.2
Total Liabilities and Shareholders' Equity	$9,336.7	$9,715.4

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 25, 2021	June 26, 2020
Cash Flows From Operating Activities:
Net loss	$(249.7)	$(983.3)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	337.6	439.4
Share-based compensation	6.0	13.3
Deferred income taxes	(13.2)	314.1
Non-cash impairment charges	64.5	63.5
Reorganization items, net	15.7	—
Other non-cash items	(15.5)	(12.9)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	89.0	83.6
Inventories	(14.3)	(27.2)
Accounts payable	(2.3)	(45.7)
Income taxes	22.8	(219.8)
Medicaid lawsuit (Note 12)	(3.2)	639.7
Other	86.6	(40.1)
Net cash from operating activities	324.0	224.6
Cash Flows From Investing Activities:
Capital expenditures	(29.2)	(31.3)
Proceeds from divestitures, net of cash	15.7	(3.5)
Other	0.3	6.0
Net cash from investing activities	(13.2)	(28.8)
Cash Flows From Financing Activities:
Repayment of external debt	(123.5)	(129.6)
Debt financing costs	—	(9.1)
Repurchase of shares	—	(0.3)
Other	—	(19.2)
Net cash from financing activities	(123.5)	(158.2)
Effect of currency rate changes on cash	0.3	(0.5)
Net change in cash, cash equivalents and restricted cash	187.6	37.1
Cash, cash equivalents and restricted cash at beginning of period	1,127.0	822.6
Cash, cash equivalents and restricted cash at end of period	$1,314.6	$859.7

Cash and cash equivalents at end of period	$1,254.9	$818.3
Restricted cash included in prepaid expenses and other assets at end of period	23.4	5.4
Restricted cash included in other long-term assets at end of period	36.3	36.0
Cash, cash equivalents and restricted cash at end of period	$1,314.6	$859.7

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 27, 2019	93.5	$18.7	9.4	$(1,615.7)	$5,562.5	$(2,016.9)	$(7.9)	$1,940.7
Net loss	—	—	—	—	—	(50.2)	—	(50.2)
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)
Vesting of restricted shares	0.1	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	6.7	—	—	6.7
Balance as of March 27, 2020	93.6	$18.7	9.4	$(1,615.7)	$5,569.1	$(2,067.1)	$(9.2)	$1,895.8
Net loss	—	—	—	—	—	(933.1)	—	(933.1)
Other comprehensive income	—	—	—	—	—	—	0.4	0.4
Vesting of restricted shares	0.5	0.1	0.1	(0.3)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	6.6	—	—	6.6
Balance as of June 26, 2020	94.1	$18.8	9.5	$(1,616.0)	$5,575.7	$(3,000.2)	$(8.8)	$969.5

Balance as of December 25, 2020	94.1	$18.8	9.5	$(1,616.1)	$5,587.6	$(2,961.5)	$(9.6)	$1,019.2
Net loss	—	—	—	—	—	(143.9)	—	(143.9)
Other comprehensive loss	—	—	—	—	—	—	0.1	0.1
Vesting of restricted shares	—	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	3.6	—	—	3.6
Balance as of March 26, 2021	94.1	$18.8	9.5	$(1,616.1)	$5,591.1	$(3,105.4)	$(9.5)	$878.9
Net loss	—	—	—	—	—	(105.8)	—	(105.8)
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Vesting of restricted shares	0.2	0.1	0.1	—	0.1	—	—	0.2
Share-based compensation	—	—	—	—	2.4	—	—	2.4
Balance as of June 25, 2021	94.3	$18.9	9.6	$(1,616.1)	$5,593.6	$(3,211.2)	$(9.2)	$776.0

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
On October 12, 2020, Mallinckrodt plc and certain of its subsidiaries voluntarily initiated proceedings (the "Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code"), to modify its capital structure, including restructuring portions of its debt, and resolve potential legal liabilities, including but not limited to those described in Note 12 as Opioid-Related Matters and Acthar Gel-Related Matters. In connection with the filing of the Chapter 11 Cases, the Company entered into a Restructuring Support Agreement (as amended, supplemented or otherwise modified, the "RSA") (further detail for which is provided in Note 2) as part of a prearranged plan of reorganization. See Note 2 for further information on the voluntary petitions for reorganization and the RSA.

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

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. Unless otherwise indicated, the three and six months ended June 25, 2021 refers to the thirteen and twenty-six week period ended June 25, 2021 and the three and six months ended June 26, 2020 refers to the thirteen and twenty-six week period ended June 26, 2020.

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
Such order requires that the Company make cash adequate protection payments on the senior secured revolving credit facility and the senior secured term loans for, among other things, unpaid pre-petition and post-petition fees, unpaid pre-petition interest (at the specified contract rate) and post-petition interest (at a rate equal to (1) the adjusted London Inter-Bank Offered Rate ("LIBOR"), plus (2) the contract-specified applicable margin, and plus (3) an incremental 200 basis points), quarterly amortization payments on the senior secured term loans and reimbursement of certain costs. Such order further requires that the Company make cash adequate protection payments on the first lien senior notes and the second lien senior notes for, among other things, unpaid pre-petition and post-petition interest (at the specified non-default interest rate) and reimbursement of certain costs. On April 13, 2021, the Debtors received Bankruptcy Court approval of their motion to amend the final cash collateral order as of March 22, 2021 to pay post-petition interest on the senior secured term loans at a rate equal to (1) the adjusted LIBOR, plus (2) the contract-specified applicable margin, and plus (3) an incremental 250 basis points for its senior secured term loans.

Interest expense incurred and paid with respect to the adequate protection payments on the senior secured revolving credit facility and the senior secured term loans, were as follows:

	June 25, 2021
	Three Months Ended	Six Months Ended
Interest expense incurred for adequate protection payments	$15.8	$30.3
Cash paid for adequate protection payments	15.3	29.1
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
Administrative Expense Bar Date
On May 20, 2021, the Bankruptcy Court entered an order approving a deadline of June 28, 2021 at 5:00 pm (Eastern Time) (the "Administrative Expense Bar Date") for filing claims against the Debtors relating to the period from the Petition Date to April 30, 2021 for administrative expense requests by certain creditors. The preceding Administrative Expense Bar Date does not cover opioid claims (inclusive of voluntary injunction opioid claims). The Company's review and reconciliation of asserted administrative expense requests is ongoing.
Injunctive Litigation Relief
The Bankruptcy Court entered orders approving a 270-day injunction against certain opioid and Acthar Gel-related litigation matters proceeding against the Debtors and also against certain covered non-Debtors on November 25, 2020 and December 4, 2020. Refer to Note 11 for further discussion.

Restructuring Support Agreement and Plan of Reorganization
Restructuring Support Agreement
On October 11, 2020, the Company and the other Debtors entered into a RSA with creditors holding approximately 84%, by aggregate principal amount, of the Company’s outstanding guaranteed unsecured senior notes and with a group of governmental plaintiffs in the opioid litigation pending against the Company and certain of its subsidiaries, including 50 state and territory attorneys general and the court-appointed plaintiffs’ executive committee in the opioid multidistrict litigation (collectively, the "Supporting Parties"). After the bankruptcy filing, the Multi-State Governmental Entities Group entered into a joinder to the RSA that gained the support of approximately 1,300 cities, municipalities, hospital and school districts, amongst others. On March 11, 2021, an ad hoc group of lenders holding approximately $1,300.0 million, by aggregate principal amount, of the Company’s outstanding senior secured term loan due September 2024 (the "2017 Term Loan") and senior secured term loan due February 2025 (the "2018 Term Loan") have agreed to join the RSA as supporting parties and certain of the existing supporting parties have agreed to certain amendments thereto (the "Joinder and Amendment"). On April 20, 2021, the Debtors filed a joint plan of reorganization of the Debtors (the "Original Plan") reflecting the terms of the RSA, as amended by the Joinder and Amendment.
The RSA (as supplemented by the above-described joinders, including the Joinder and Amendment) incorporates the terms agreed to by the parties reflected in the term sheets attached to the RSA and such joinders, including the Joinder and Amendment, including an agreement by the Supporting Parties to support the following as memorialized in the Proposed Plan, as defined below, which may be amended, modified or supplemented from time to time:
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
The RSA contains milestones for the progress of the Chapter 11 Cases (the "Milestones"), which include the dates by which the Debtors are required to, among other things, obtain certain orders of the Bankruptcy Court and consummate the Debtors’ emergence from bankruptcy. Among other milestones, the RSA (as amended, including by the Joinder and Amendment) requires the Debtors to have filed a Chapter 11 plan of reorganization by no later than April 20, 2021, the Bankruptcy Court to have entered an order confirming the Chapter 11 plan of reorganization by no later than August 15, 2021 and the Debtors to have emerged from bankruptcy by no later than November 15, 2021. With the consent of the parties to the RSA, the Bankruptcy Court entered an order scheduling the commencement of the plan confirmation hearing for September 21, 2021, which date may be subject to change. The Debtors expect that updated Milestones will be negotiated to align with the confirmation hearing schedule in due course.
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
As of June 25, 2021, the outstanding borrowings under the senior secured revolving credit facility, the first lien senior notes and the second lien senior notes were classified outside of liabilities subject to compromise ("LSTC") as the related debt instruments were expected to be reinstated upon emergence from bankruptcy in accordance with the RSA.
Plan of Reorganization
On April 20, 2021, the Debtors filed the Original Plan and a related proposed Disclosure Statement (the “Original Disclosure Statement”). On each of June 8, 2021 (or, with respect to the Original Disclosure Statement, June 9, 2021), June 15, 2021 and June 17, 2021, the Debtors filed with the Bankruptcy Court amended versions of the Original Plan and the Original Disclosure Statement. Finally, on June 18, 2021, the Debtors filed with the Bankruptcy Court a solicitation version of the proposed Joint Chapter 11 Plan of Reorganization of Mallinckrodt plc and Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, dated as of June 18, 2021 (the “Proposed Plan”), and a solicitation version of a related Disclosure Statement (the “Disclosure Statement”). Contemporaneously, the Debtors filed a motion requesting that the Court (i) establish the Proposed Plan solicitation and voting procedures, (ii) approve the forms of ballots, solicitation packages, and related notices to be sent to the various creditors and interest holders in connection with confirmation of the Plan, and (iii) establish certain deadlines in connection with the approval of the disclosure statement (the “Solicitation and Voting Procedures”).
The Proposed Plan and the related Disclosure Statement describe, among other things, the terms of the Proposed Plan; the Debtors contemplated financial restructuring (the “Restructuring”); the events leading up to the Chapter 11 Cases; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Proposed Plan from certain of the Debtors’ creditors and certain other aspects of the Restructuring.
By order dated June 17, 2021, the Bankruptcy Court approved the Disclosure Statement and the Solicitation and Voting Procedures. Pursuant to the Solicitation and Voting Procedures, the Debtors mailed the ballots, solicitation packages and related notices by June 24, 2021, and votes are due by September 3, 2021. The Debtors’ proposed confirmation timeline, which is subject to change by the Bankruptcy Court, currently contemplates that a hearing to consider confirmation of the Proposed Plan (which may be adjourned or extended from time to time) will begin on September 21, 2021.

Event of default
The commencement of the Chapter 11 Cases above constituted an event of default under certain of the Company’s debt agreements. Subject to any applicable provisions of the Bankruptcy Code, the Company’s debt instruments and agreements, as further described in Note 10 and within the notes to the financial statements included within the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 25, 2020, provide that, as a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid interest thereon, and in the case of the indebtedness outstanding under the senior notes, premium, if any, thereon, shall be immediately due and payable. Accordingly, all long-term debt was classified as current on the unaudited condensed consolidated balance sheets as of June 25, 2021 and December 25, 2020. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

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
Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession, actions to enforce or otherwise effect the payment of certain claims against the Debtors in existence before the Petition Date are stayed while the Debtors continue business operations as debtors-in-possession. These claims are reflected as LSTC in the unaudited condensed consolidated balance sheets as of June 25, 2021 and December 25, 2020. Additional claims (which could be LSTC) may arise after the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreement by parties-in-interest) of allowed claims for contingencies and other disputed amounts.
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
Non-debtor entity intercompany balances from/due to the debtor entities at the end of each period were:

	June 25, 2021	December 25, 2020
Intercompany receivables	$143.0	$282.3
Intercompany payables	116.4	120.3
The intercompany balances were primarily attributable to the Company's centralized approach to cash management and financing of its operations. The permission to continue the use of existing cash management systems during the pendency of the Chapter 11 Cases was approved by the Bankruptcy Court on a final basis as part of the First Day motions as described further above.
The Company is currently assessing whether or not it qualifies for fresh start accounting upon emergence from Chapter 11. If the Company were to meet the requirements to adopt the fresh start accounting rules, its assets and liabilities would be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on its unaudited condensed consolidated balance sheets as of June 25, 2021 and December 25, 2020.

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

Liabilities subject to compromise at the end of each period consisted of the following:

	June 25, 2021	December 25, 2020
Accounts payable (1)	$47.3	$61.9
Accrued interest	35.2	35.2
Debt (2)	3,441.9	1,660.7
Medicaid lawsuit	635.7	638.9
Opioid-related litigation settlement liability	1,600.0	1,600.0
Other current and non-current liabilities (3)	107.6	163.5
Pension and postretirement benefits	32.7	32.4
Total liabilities subject to compromise	$5,900.4	$4,192.6
(1)Pre-petition accounts payable balances have been repaid under effectuated trade agreements pursuant to the critical vendor motion approved by the Bankruptcy Court.
(2)In accordance with the Joinder and Amendment to the RSA entered into in March 2021, $1,781.2 million of outstanding senior secured term loans are classified as LSTC in the Company's unaudited condensed consolidated balance sheets as of June 25, 2021.
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

Contractual interest
While the Chapter 11 Cases are pending, the Company is not accruing interest on its unsecured debt instruments as of the Petition Date on a go-forward basis as the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to pay all interest payments in full as they come due under their respective senior secured debt instruments. The total aggregate amount of interest payments due under the Company's unsecured debt instruments for the three and six months ended June 25, 2021, which it did not pay was $28.8 million and $46.5 million.

Chapter 11 Claims Process
The Debtors have received over 50,000 proofs of claim since the Petition Date. The Debtors continue their review and analysis of certain claims including litigation claims, trade creditor claims, non-qualified benefit plan claims, customer deposits and advances, along with other tax and regulatory claims, and therefore, the ultimate liability of the Debtors for such claims may differ from the amount recorded in LSTC. To the extent that the Debtors believe that such claims will be allowed by the Bankruptcy Court, the Debtors will continue to record the expected allowed amounts of such claims as LSTC. The determination of the expected allowed amount of a claim is based on many factors, including whether the Debtors are party to a settlement agreement with applicable claimholders or their representatives, and is not necessarily limited to information available to the Debtors. Claims covered by a settlement agreement include the Proposed Acthar Gel-Related Settlement and Amended Opioid-Related Litigation Settlement (collectively, the "Proposed Settlements"). See Restructuring Support Agreement section within this note for more information on settlement of these claims. As the Debtors continue to resolve claims, differences between those final allowed claims and the liabilities recorded in the unaudited condensed consolidated balance sheet will be recognized as reorganization items, net in the Company's consolidated statements of operations in the period in which they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in substantial adjustments to the Company's consolidated financial statements.

Reorganization items, net
Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court. Cash paid for reorganization items, net for the six months ended June 25, 2021 was $103.4 million. Reorganization items, net, for the three and six months ended June 25, 2021 included the following:

	June 25, 2021
	Three Months Ended	Six Months Ended
Professional fees	$109.5	$187.2
Debt valuation adjustments	—	16.3
Adjustments of other claims	—	(0.5)
Total reorganization items, net	$109.5	$203.0

3.	Revenue from Contracts with Customers
Product Sales Revenue

See Note 13 for presentation of the Company's net sales by product family.
Reserves for variable consideration

The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 27, 2019	$295.8	$28.4	$13.2	$337.4
Provisions	947.5	13.3	29.2	990.0
Provision for Medicaid lawsuit (Note 12) (1)	534.4	—	—	534.4
Payments or credits	(982.0)	(15.4)	(31.7)	(1,029.1)
Balance as of June 26, 2020	$795.7	$26.3	$10.7	$832.7

Balance as of December 25, 2020	$196.5	$26.6	$12.3	$235.4
Provisions	1,059.3	14.4	28.3	1,102.0
Payments or credits	(987.1)	(19.5)	(28.6)	(1,035.2)
Balance as of June 25, 2021	$268.7	$21.5	$12.0	$302.2

(1)Excludes the $105.3 million that is reflected as a component of operating expenses as it represents a pre-acquisition contingency related to the portion of the liability that arose from sales of Acthar Gel prior to the Company's acquisition of Questcor Pharmaceuticals Inc. ("Questcor") in August 2014. See Note 12 for further detail on the status of the Medicaid lawsuit.

Product sales transferred to customers at a point in time and over time were as follows:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Product sales transferred at a point in time	80.3%	77.7%	78.0%	78.1%
Product sales transferred over time	19.7	22.3	22.0	21.9

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of June 25, 2021:

Remainder of Fiscal 2021	$66.2
Fiscal 2022	90.3
Fiscal 2023	48.6
Thereafter	6.5

Costs to fulfill a contract

As of June 25, 2021 and December 25, 2020, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations, were $26.8 million and $25.8 million, respectively, and were classified in property, plant and equipment, net, on the unaudited condensed consolidated balance sheets. The associated depreciation expense recognized during the six months ended June 25, 2021 and June 26, 2020 was $2.9 million and $2.7 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Royalty revenue	$19.5	$16.3	$54.9	$31.9

4.	Restructuring and Related Charges
During fiscal 2018, the Company launched a restructuring program designed to improve its cost structure. Charges of $100.0 million to $125.0 million were provided for under the program. In addition to the aforementioned program, the Company has taken restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges by segment were as follows:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Specialty Brands	$—	$0.1	$—	$0.1
Specialty Generics	—	—	—	0.1
Corporate	6.7	14.3	7.8	12.4
Restructuring and related charges, net	6.7	14.4	7.8	12.6
Less: accelerated deprecation	(0.6)	—	(1.3)	—
Restructuring charges, net	$6.1	$14.4	$6.5	$12.6

Net restructuring and related charges by program were comprised of the following:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
2018 Program	$6.7	$14.5	$7.8	$14.6
2016 Program [1]	—	(0.1)	—	(0.1)
Acquisition Programs	—	—	—	(1.9)
Total programs	6.7	14.4	7.8	12.6
Less: non-cash charges, including accelerated depreciation	(1.5)	—	(2.6)	—
Total charges expected to be settled in cash	$5.2	$14.4	$5.2	$12.6
(1)The 2016 Program was completed during fiscal 2020.

The following table summarizes cash activity for restructuring reserves, substantially all of which related to contract termination costs, employee severance and benefits and exiting of certain facilities:

2018 Program
Balance as of December 25, 2020	$1.0
Charges	5.8
Changes in estimate	(0.6)
Cash payments	(2.5)
Balance as of June 25, 2021	$3.7

As of June 25, 2021, net restructuring and related charges incurred cumulative to date were as follows:

2018 Program
Specialty Brands	$3.0
Specialty Generics	10.1
Corporate	61.7
$74.8
All of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets. Amounts paid in the future may differ from the amount currently recorded.

5.	Income Taxes
As further discussed in Note 1, the Company concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of issuance of the unaudited condensed consolidated financial statements. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, as of June 25, 2021, all of the Company's net deferred tax assets in applicable tax jurisdictions are fully offset by a valuation allowance.
The Company recognized an income tax benefit of $33.5 million on a loss from continuing operations before income taxes of $139.7 million for the three months ended June 25, 2021, and an income tax expense of $161.3 million on a loss from continuing operations before income taxes of $789.3 million for the three months ended June 26, 2020. This resulted in effective tax rates of 24.0% and negative 20.4% for the three months ended June 25, 2021 and June 26, 2020, respectively. The income tax benefit for the three months ended June 25, 2021 was comprised of $23.6 million of current tax benefit and $9.9 million of deferred tax benefit. The current tax benefit was predominantly related to an increase to prepaid taxes and a decrease to uncertain tax positions. The deferred tax benefit was predominantly related to intangible asset amortization partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax expense for the three months ended June 26, 2020 was comprised of $146.5 million of current tax benefit and $307.8 million of deferred tax expense. The current tax benefit was primarily the result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and unrecognized tax benefits. The deferred tax expense was predominately related to the valuation allowance, recorded against the Company's net deferred tax assets, and unrecognized tax benefits, partially offset by a tax benefit related to previously acquired intangibles and the fiscal 2019 reorganization of the Company's intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act.

The Company recognized an income tax benefit of $49.9 million on a loss from continuing operations before income taxes of $300.3 million for the six months ended June 25, 2021, and an income tax expense of $142.4 million on a loss from continuing operations before income taxes of $864.9 million for the six months ended June 26, 2020. This resulted in effective tax rates of 16.6% and negative 16.5% for the six months ended June 25, 2021 and June 26, 2020, respectively. The income tax benefit for the six months ended June 25, 2021 was comprised of $36.6 million of current tax benefit and $13.3 million of deferred tax benefit. The current tax benefit was predominantly related to an increase to prepaid taxes and a decrease to uncertain tax positions. The deferred tax benefit was predominantly related to intangible asset amortization, partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax expense for the six months ended June 26, 2020 was comprised of $168.8 million of current tax benefit and $311.2 million of deferred tax expense. The current tax benefit was primarily the result of the CARES Act and unrecognized tax benefits. The deferred tax expense was predominately related to the valuation allowance recorded against the Company's net deferred tax assets, partially offset by a tax benefit related to previously acquired intangibles and the fiscal 2019 reorganization of the Company's intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act.
The income tax benefit was $33.5 million for the three months ended June 25, 2021, compared with an income tax expense of $161.3 million for the three months ended June 26, 2020. The $194.8 million net increase in the tax benefit included an increase of $202.7 million attributed to a valuation allowance recorded against the Company's net deferred tax assets, an increase of $28.2 million attributed to changes in the timing, amount and jurisdictional mix of income, an increase of $5.0 million attributed to separation costs, reorganization items, net and restructuring charges, net and an increase of $2.9 million attributed to uncertain tax positions, partially offset by a decrease of $37.7 million attributed to the CARES Act, and a decrease of $6.3 million attributed to the fiscal 2019 reorganization of the Company’s intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act.
The income tax benefit was $49.9 million for the six months ended June 25, 2021, compared with an income tax expense of $142.4 million for the six months ended June 26, 2020. The $192.3 million net increase in the tax benefit included an increase of $202.7 million attributed to a valuation allowance recorded against the Company's net deferred tax assets, an increase of $43.6 million attributed to changes in the timing, amount and jurisdictional mix of income, and an increase of $6.1 million attributed to separation costs, reorganization items, net and restructuring charges, net, partially offset by a decrease of $48.7 million attributed to the CARES Act, a decrease of $6.3 million attributed to the fiscal 2019 reorganization of the Company’s intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act and a decrease of $5.1 million attributed to uncertain tax positions.
During the six months ended June 25, 2021 and fiscal 2020, net cash refunds for income taxes were $59.6 million and net cash payments for income taxes were $39.9 million, respectively. Included within the net cash refunds of $59.6 million were refunds of $77.6 million received as a result of provisions in the CARES Act.
The Company's unrecognized tax benefits, excluding interest, totaled $348.7 million and $349.0 million as of June 25, 2021 and December 25, 2020, respectively. The net decrease of $0.3 million primarily resulted from a lapse of statutes of limitations of $7.3 million and settlements of $0.2 million, partially offset by a net increase to prior period tax positions of $7.2 million. If favorably settled, $73.3 million of unrecognized tax benefits as of June 25, 2021 would benefit the effective tax rate. The total amount of accrued interest and penalties related to these obligations was $19.1 million and $16.7 million as of June 25, 2021 and December 25, 2020, respectively.
It is reasonably possible that within the next twelve months the unrecognized tax benefits could decrease by up to $34.1 million and the amount of related interest and penalties could decrease by up to $15.1 million as a result of payments or releases due to the resolution of examinations, appeals and litigation and the expiration of various statutes of limitation.
Certain of the Company’s subsidiaries continue to be subject to examination by taxing authorities. The earliest open years subject to examination for various jurisdictions, including Ireland, Japan, Luxembourg, Switzerland and the United Kingdom are from 2013 to present and the earliest open years for the U.S federal and state jurisdictions are 2013 and 2009, respectively.

6.	Loss per Share
Loss per share is computed by dividing net loss by the number of weighted-average shares outstanding during the period. Dilutive securities, including participating securities, have not been included in the computation of loss per share as the Company reported a net loss from continuing operations during all periods presented below and therefore, the impact would be anti-dilutive.

The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Basic	84.7	84.5	84.7	84.3

The computation of diluted weighted-average shares outstanding for the three and six months ended June 25, 2021 excluded approximately 5.4 million shares of equity awards, and for both the three and six months ended June 26, 2020 excluded approximately 5.9 million shares of equity awards because the effect would have been anti-dilutive.

7.	Inventories
Inventories were comprised of the following at the end of each period:

	June 25, 2021	December 25, 2020
Raw materials and supplies	$50.0	$58.1
Work in process	212.7	200.7
Finished goods	92.1	86.1
	$354.8	$344.9

8.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	June 25, 2021	December 25, 2020
Property, plant and equipment, gross	$1,882.0	$1,910.9
Less: accumulated depreciation	(1,102.6)	(1,077.8)
Property, plant and equipment, net	$779.4	$833.1

Depreciation expense was as follows:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Depreciation expense	$22.8	$24.7	$47.1	$50.2

9.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	June 25, 2021		December 25, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,494.4	$4,873.5	$10,394.6	$4,586.6
License agreements	120.1	80.1	120.1	78.1
Trademarks	77.7	25.2	77.7	23.5
Total	$10,692.2	$4,978.8	$10,592.4	$4,688.2
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	81.0		245.3
Total	$116.0		$280.3

StrataGraft®
On June 15, 2021, the Company announced that the U.S. Food and Drug Administration ("FDA") had approved the StrataGraft biologics license application ("BLA") for the treatment of adults with deep partial-thickness burns. Upon FDA approval, the Company transferred the total $99.8 million of asset value from non-amortized, indefinite-lived acquired in-process research and development ("IPR&D") product rights to amortizable, finite-lived completed technology and will begin amortization of the asset in tandem with commercial launch of the product, which is expected during the second half of fiscal 2021.
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
In response to receipt of the CRL, the Company had an End of Review Meeting on October 26, 2020 and a Type A Meeting on January 29, 2021 with the FDA where both parties engaged in constructive dialogue in an effort to clarify a viable path to U.S. approval. As the Company continues to engage with the FDA over the coming months, it will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated IPR&D asset of $81.0 million included within intangible assets, net on the unaudited condensed consolidated balance sheets as of June 25, 2021 and December 25, 2020.
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

Intangible asset amortization expense
Intangible asset amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Amortization expense	$145.2	$191.6	$290.5	$389.2

The estimated aggregate amortization expense on intangible assets owned by the Company and being amortized as of June 25, 2021, is expected to be as follows:

Remainder of Fiscal 2021	$290.5
Fiscal 2022	581.1
Fiscal 2023	581.1
Fiscal 2024	581.1
Fiscal 2025	579.6

10.	Debt
The commencement of the Chapter 11 Cases constituted an event of default under certain of the Company’s debt agreements. Accordingly, all debt not reclassified as LSTC with original long-term stated maturities was classified as current on the unaudited condensed consolidated balance sheets as of June 25, 2021 and December 25, 2020. However, any efforts to enforce payment obligations under the Company's debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. See Note 2 for further information.
Debt was comprised of the following at the end of each period:

	June 25, 2021		December 25, 2020
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Principal	Unamortized Discount and Debt Issuance Costs (1)
Secured debt:
Term loan due September 2024	$1,407.6	$—	$1,505.2	$12.3
Term loan due February 2025	373.6	—	399.5	5.0
10.00% first lien senior notes due April 2025	495.0	6.8	495.0	7.7
10.00% second lien senior notes due April 2025	322.9	7.1	322.9	8.0
Revolving credit facility	900.0	1.0	900.0	1.7
Total secured debt	3,499.1	14.9	3,622.6	34.7
Unsecured debt:
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% senior notes due August 2022	610.3	—	610.3	—
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% senior notes due April 2023	133.7	—	133.7	—
5.625% senior notes due October 2023	514.7	—	514.7	—
5.50% senior notes due April 2025	387.2	—	387.2	—
Total unsecured debt	1,660.7	—	1,660.7	—
Total debt, prior to reclassification to liabilities subject to compromise	5,159.8	14.9	5,283.3	34.7
Less: Current portion	(1,717.9)	(14.9)	(3,622.6)	(34.7)
Less: Amounts reclassified to liabilities subject to compromise (2)	(3,441.9)	—	(1,660.7)	—
Total long-term debt, net of current portion	$—	$—	$—	$—
(1)As a result of the Company's Chapter 11 Cases, the Company expensed $16.3 million of unamortized discount and debt issuance costs, net, recorded in reorganization items, net in the unaudited condensed consolidated statement of operations during the six months ended June 25, 2021.
(2)In connection with the Company’s Chapter 11 Cases, $3,441.9 million and $1,660.7 million outstanding secured and unsecured debt instruments have been reclassified to LSTC in the Company's unaudited condensed consolidated balance sheets as of June 25, 2021 and December 25, 2020, respectively. Up to the date of reclassification to LSTC, the Company continued to accrue interest expense in relation to the unsecured debt instruments reclassified to LSTC. The Company continues to accrue and pay interest on the outstanding secured debt instruments classified as LSTC in conjunction with the cash collateral order. Refer to Note 2 for further information.

As of June 25, 2021, the applicable interest rate and outstanding borrowings on the Company's variable-rate debt instruments were as follows:

	Applicable interest rate	Outstanding borrowings
Term loan due September 2024 (1)	6.00%	$1,407.6
Term loan due February 2025 (1)	6.25	373.6
Revolving credit facility (2)	4.42	900.0

(1)The applicable interest rate for the senior secured term loans includes the incremental 250 basis points as a result of the amendment to the cash collateral order that took effect on March 22, 2021. Refer to Note 2 for further discussion on the amendment.
(2)Includes the incremental 200 basis points related to the cash adequate protection payments. Refer to Note 2 for further information.

As of June 25, 2021, the Company was fully drawn on its $900.0 million revolving credit facility.

11.	Guarantees
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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of June 25, 2021 and December 25, 2020 was $15.1 million and $15.4 million, respectively, of which $12.4 million and $12.7 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value as of June 25, 2021 and December 25, 2020. As of June 25, 2021, the maximum future payments the Company could be required to make under these indemnification obligations were $70.2 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets as of both June 25, 2021 and December 25, 2020, respectively.
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
As of June 25, 2021, the Company had various other letters of credit, guarantees and surety bonds totaling $34.6 million and restricted cash of $40.7 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

12.	Commitments and Contingencies
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

Governmental Proceedings
Opioid-Related Matters
Since 2017, multiple U.S. states, counties, a territory, other governmental persons or entities and private plaintiffs have filed lawsuits against certain entities of the Company, as well as various other manufacturers, distributors, pharmacies, pharmacy benefit managers, individual doctors and/or others, asserting claims relating to defendants' alleged sales, marketing, distribution, reimbursement, prescribing, dispensing and/or other practices with respect to prescription opioid medications, including certain of the Company's products. As of August 2, 2021, the cases the Company is aware of include, but are not limited to, approximately 2,619 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 273 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers; approximately 124 cases filed by individuals; approximately six cases filed by schools and school boards; and 17 cases filed by the Attorneys General for New Mexico, Kentucky, Rhode Island, Georgia, Florida, Alaska, New York, Nevada, South Dakota, New Hampshire, Louisiana, Illinois, Mississippi, West Virginia, Puerto Rico, Ohio, and Idaho, with Idaho being the only state Attorney General to file in federal as opposed to state court. As of August 2, 2021, the Mallinckrodt defendants in these cases consist of Mallinckrodt plc and the following subsidiaries of Mallinckrodt plc: Mallinckrodt Enterprises LLC, Mallinckrodt LLC, SpecGx LLC, Mallinckrodt Brand Pharmaceuticals Inc., Mallinckrodt Inc., MNK 2011 Inc., and Mallinckrodt Enterprises Holdings, Inc. Certain of the lawsuits have been filed as putative class actions. On October 8, 2020, the State of Rhode Island filed a lawsuit against the Company's President and Chief Executive Officer ("CEO"), Mark C. Trudeau, asserting similar claims relating to the marketing and distribution of prescription opioid medications. Rhode Island has voluntarily agreed to a stay of the lawsuit against Mr. Trudeau.
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
As of both June 25, 2021 and December 25, 2020, the Company maintained an accrual for this contingency of $1,600.0 million. No value has been ascribed to the warrants as of June 25, 2021 or December 25, 2020 as the Company cannot reasonably estimate the equity value upon emergence. For further information on the terms of this proposed resolution, refer to Note 2.
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
New York State Opioid Stewardship Act. On October 24, 2018, the Company filed suit in the U.S. District Court for the Southern District of New York against the State of New York, asking the court to declare New York State's Opioid Stewardship Act (“OSA”) unconstitutional and to enjoin its enforcement. On December 19, 2018, the court declared the OSA unconstitutional and granted the Company's motion for preliminary injunctive relief. On January 17, 2019, the State of New York appealed the court's decision. On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed in part the lower court’s judgment, finding that the lower court should have dismissed the Company’s (and other parties’) challenges to the OSA for lack of subject matter jurisdiction. Together with the other plaintiffs, the Company filed a petition for rehearing en banc to challenge the panel's decision, which was denied on December 18, 2020. On February 12, 2021, the Second Circuit granted the parties' request to stay the mandate. The parties filed a petition for certiorari with the Supreme Court on May 17, 2021. The Supreme Court has not yet ruled on the petition. In April 2019, the State of New York passed its 2020 budget, which amended the OSA so that if the OSA decision is reversed on appeal, the OSA would apply only to the sale or distribution of certain opioids in New York for 2017 and 2018 and, effective July 1, 2019, imposed an excise tax on certain opioids.

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
As a result of this contingency, the Company incurred a retrospective one-time charge of $641.1 million (the "Acthar Gel Medicaid Retrospective Rebate"), of which $536.0 million and $105.1 million was reflected as a component of net sales and operating expenses, respectively, in the consolidated statement of operations for fiscal 2020. The $105.1 million reflected as a component of operating expenses represented a pre-acquisition contingency related to the portion of the Acthar Gel Medicaid Retrospective Rebate that arose from sales of Acthar Gel prior to the Company’s acquisition of Questcor in August 2014. As of June 25, 2021 and December 25, 2020, $635.7 million and $638.9 million related to the Medicaid lawsuit was recorded within LSTC, respectively.
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

Other Related Matters
Therakos® Subpoena. In March 2014, the U.S. Attorney's Office ("USAO") for the Eastern District of Pennsylvania ("EDPA") requested the production of documents related to an investigation of the U.S. promotion of Therakos® photopheresis ("Therakos") drug/device system UVADEX/UVAR XTS and UVADEX/CELLEX (collectively, the "Therakos System"), for indications not approved by the FDA, including treatment of patients with graft versus host disease ("GvHD") and solid organ transplant patients, including pediatric patients. The investigation also included Therakos' efforts to secure FDA approval for additional uses of, and alleged quality issues relating to, UVADEX/UVAR. In August 2015, the USAO for the EDPA sent Therakos a subsequent request for documents related to the investigation and has since made certain related requests. The Company responded to these requests. On June 28, 2021, the USAO for EDPA and the entities named as defendants in the qui tam complaint captioned United States ex. rel. Michael Johnson and Frank Strobl v. Therakos, et al., No. 12-cv-0454-JHS, that was filed under seal in 2012 filed a stipulation of dismissal in the United States District Court for the EDPA terminating the matter.

Commercial and Securities Litigation
Other Acthar Gel-Related Matters. On March 12, 2021, the plaintiffs in City of Rockford v. Mallinckrodt ARD, Inc., et al (“Rockford”), United Ass’n of Plumbers and Pipefitters Local 322 of Southern New Jersey v. Mallinckrodt ARD, LLC, et. al (“Local 322”), Steamfitters Local Union No. 420 v. Mallinckrodt ARD, LLC, et al. (“Steamfitters”), Int'l Union of Operating Engineers Local 542 v. Mallinckrodt ARD Inc., et al. (“Local 542”) and Acument Global Technologies, Inc., v. Mallinckrodt ARD Inc., et al. (“Acument”) filed a motion with the Joint Panel on Multi-District Litigation (“JPML”) under 28 U.S.C. § 1407 requesting that those cases and others alleging claims related to the price of Acthar Gel (including Health Care Service Corp. v. Mallinckrodt ARD LLC, et al. (“HCSC”), City of Marietta v. Mallinckrodt ARD LLC (“Marietta”), Humana Inc. v. Mallinckrodt ARD LLC (“Humana”), MSP Recovery Claims, Series II, LLC, et al. v. Mallinckrodt ARD, Inc., et al. (“MSP”) and U.S. ex rel. Strunck v. Mallinckrodt ARD LLC ("Strunck")) be transferred to the Northern District of Illinois for coordinated or consolidated pretrial proceedings as a MDL (the “Section 1407 Motion”). The Company opposed the Section 1407 Motion. In April 2021, the U.S. District Courts in the Northern District of Illinois and the EDPA stayed consideration of the Company’s motions to transfer Rockford, MSP and Steamfitters to the District of Delaware pending a decision by the JPML. The EDPA District Court also denied Local 542's motion for reconsideration of the court's order transferring that case to the District of Delaware. On June 7, 2021, the JPML denied the Section 1407 Motion on the grounds that the timing and outcome of the bankruptcy proceedings made centralization premature.
On April 30, 2021, the Company filed several pleadings in the Chapter 11 Cases in respect of Acthar Gel-based claims, including without limitation the following: (a) objections to putative class proofs of claim filed by the City of Rockford, City of Marietta, Georgia, United Association of Plumbers and Pipefitters Local 322 of Southern New Jersey, Steamfitters Local Union No. 420, and Acument Global Technologies, Inc.; (b) objections to all purportedly Acthar Gel-related proofs of claim that state no basis for Acthar Gel-related liability against the named debtor; (c) a motion for establishment of an administrative claims bar date that will require all Acthar Gel claimants, among others, to promptly file any requests for payment of purported administrative claims; and (d) an adversary proceeding seeking a declaratory judgment that the claims of the City of Rockford, as a governmental unit, are dischargeable in the Chapter 11 Cases.
On June 16, 2021, the Bankruptcy Court held that the City of Rockford’s claims are dischargeable in the Chapter 11 Cases. On June 29, 2021, the Bankruptcy Court sustained the Company’s objections to the putative class proofs of claim filed by City of Rockford and City of Marietta.
For additional details on Rockford, Local 322, Steamfitters, Local 542, Acument, Marietta, MSP and Strunck refer to the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 25, 2020.
Health Care Service Corporation Litigation. In February 2020, HCSC filed a non-class complaint against the Company in California state court alleging improper pricing, marketing and distribution of Acthar Gel, and challenging the acquisition of rights to Synacthen® Depot ("Synacthen") by the Company's predecessor-in-interest. The complaint included claims for violation of the New Jersey RICO statute and various states’ antitrust laws. It also included claims for conspiracy to violate the New Jersey RICO statute, fraud, unlawful restraint of trade, unfair and deceptive trade practices, insurance fraud, tortious interference with contract and unjust enrichment. The case, which is proceeding as Health Care Service Corp. v. Mallinckrodt ARD LLC, et al., alleges similar facts as those alleged in the Humana matter below. The Company intends to vigorously defend itself in this matter and the Company moved to dismiss the complaint in June 2020. In August 2020, the court dismissed the antitrust and tortious interference claims without prejudice, but held that HCSC could proceed to discovery on its remaining counts. The Company disagrees with the court's decision and contests liability. The Company was preparing to move to dismiss an amended complaint when the Company filed the Chapter 11 Cases. In January 2021, the Company removed this case to federal court and moved for transfer to the District of Delaware where the Company's Chapter 11 Cases are pending. HCSC has moved to remand the case back to state court. On June 17, 2021, the district court in California remanded the case back to California state court. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
Humana Litigation. In August 2019, Humana Inc. filed a lawsuit against the Company in the U.S. District Court for the Central District of California alleging violations of federal and state antitrust laws; RICO violations under 18 U.S.C. § 1962(c); conspiracy to violate RICO under 18 U.S.C. § 1962(d); violations of state unfair competition, consumer fraud and deceptive trade practice laws; state insurance fraud; tortious interference with contract; and unjust enrichment related to the pricing and marketing of Acthar Gel and the acquisition of Synacthen by the Company's predecessor-in-interest. Humana alleges that it paid more than $700.0 million for Acthar Gel and seeks undisclosed damages from 2011 through present. The case alleges similar facts as those alleged in the MSP and Rockford matters, and includes references to allegations at issue in a pending qui tam action against the Company in the U.S. District Court for the EDPA. The case is proceeding as Humana Inc. v. Mallinckrodt ARD LLC. In March 2020, the court granted-in-part and denied-in-part the Company's motion to dismiss Humana's claims. The court dismissed Humana's antitrust and tortious interference claims with leave to amend. The court denied the Company's motion to dismiss Humana's RICO and other fraud-based claims. Humana filed an amended complaint in May 2020, which the Company moved to dismiss. In August 2020, the court granted-in-part and denied-in-part the Company's motion to dismiss the amended complaint. The court dismissed with prejudice Humana's claims under most state antitrust laws to the extent predicated on conduct before 2014 and Humana's tortious interference claims. The court ruled that Humana's federal antitrust, federal RICO, state insurance fraud and unjust enrichment claims may proceed. The Company disagrees with the court's decision and contest liability. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. In September 2020, the Company answered the remaining allegations and claims of the operative complaint. In October 2020, the court entered an order acknowledging the automatic stay of this litigation pursuant to §362 of the Bankruptcy Code. In January 2021, the Company moved to transfer this case to the District of Delaware where the Company's Chapter 11 Cases are pending. Humana opposed transfer. On June 28, 2021, the district court in California granted the Company’s motion to transfer the case to the District of Delaware where the Chapter 11 cases are pending.
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
Employee Stock Purchase Plan (ESPP) Securities Litigation. In July 2017, a purported purchaser of Mallinckrodt stock through Mallinckrodt's ESPPs filed a derivative and class action lawsuit in the Federal District Court in the Eastern District of Missouri, captioned Solomon v. Mallinckrodt plc, et al., against the Company, its CEO, its former CFO, its Controller Kathleen A. Schaefer, and current and former directors of the Company (collectively, the "Solomon Defendants"). On September 6, 2017, plaintiff voluntarily dismissed its complaint in the Federal District Court for the Eastern District of Missouri and refiled virtually the same complaint in the D.C. District Court. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt stock between November 25, 2014, and January 18, 2017, through the ESPPs. In the alternative, the plaintiff alleges a class action for those same purchasers/acquirers of stock in the ESPPs during the same period. The complaint asserts claims under Section 11 of the Securities Act and for breach of fiduciary duty, misrepresentation, non-disclosure, mismanagement of the ESPPs' assets and breach of contract arising from substantially similar allegations as those contained in the Patricia A. Shenk v. Mallinckrodt plc, et al ("Shenk") class action lawsuit. Stipulated co-lead plaintiffs were approved by the court on March 1, 2018. Co-lead Plaintiffs filed an amended complaint on June 4, 2018 having a class period of July 14, 2014 to November 6, 2017. The complaint seeks damages in an unspecified amount. On July 6, 2018, this matter was stayed by agreement of the parties pending resolution of the Shenk class action lawsuit. The defendants intends to vigorously defend themselves in this matter. On October 13, 2020, the trial court entered an order acknowledging the automatic stay of this litigation as to the Company pursuant to §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined the proceedings against the individual named defendants.

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
Rite Aid Litigation. In July 2020, a direct action complaint filed in the U.S. District Court for the EDPA named the Company and several other pharmaceutical manufacturers as new defendants in an action captioned Rite Aid Corp. et al. v. Actavis Holdco U.S., Inc. et al. The lawsuit purports to be brought by entities that directly purchased generic drugs from defendants or a co-conspirator. The complaint seeks monetary damages and injunctive relief for violations of Section 1 of the Sherman Antitrust Act, and is premised on facts similar to those alleged in the State Attorneys General Litigation. This lawsuit has been consolidated with the Generic Pricing MDL. An amended complaint was filed in December 2020.
State Attorneys General Litigation. In June 2020, the Company, along with more than 20 other pharmaceutical manufacturers, was named as a defendant in a lawsuit brought by Attorneys General for 51 States, Territories, and the District of Columbia. The lawsuit, filed in the U.S. District Court for the District of Connecticut, alleges that manufacturers of generic drugs conspired to fix prices for certain generic drugs by communicating in advance of price increases and agreeing to certain market share allocations amongst competitors to thwart competition. The lawsuit alleges that prices for the generic drugs at issue were inflated as a result of the alleged conspiracies, causing harm to the U.S. healthcare system. The complaint seeks monetary damages and injunctive relief for violations of Section 1 of the Sherman Antitrust Act and various state antitrust, consumer protection, and unjust enrichment claims. This lawsuit has been consolidated with the Generic Pricing MDL and was selected as a bellwether case in May 2021. The Company disagrees with the Attorneys Generals’ characterization of the facts and applicable law.

Generic Pharmaceutical Antitrust MDL. In August 2016, a multidistrict litigation was established in the EDPA relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (the "Generic Pricing MDL"). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. Since its establishment, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 100 generic pharmaceutical drugs. Plaintiffs in the Generic Pricing MDL have proceeded with discovery collectively and recently issued subpoenas to former Company employees. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.

Internal Revenue Code Section 453A Interest
As a result of historical internal installment sales, the Company has reported IRC §453A interest on its tax returns on the basis of its interpretation of the IRC. Alternative interpretations of these provisions could result in additional interest payable. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company's interpretation and maintains a corresponding liability of $22.0 million and $28.2 million as of June 25, 2021 and December 25, 2020, respectively. The decrease of $6.2 million was recognized as a benefit to interest expense during the three months ended June 25, 2021 due to lapses of certain statute of limitations. Further favorable resolution of this uncertainty would likely result in a material reversal of this liability and a benefit being recorded to interest expense within the unaudited condensed consolidated statements of operations.

Other Matters
The Company's legal proceedings and claims are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 25, 2020.

13.	Financial Instruments and Fair Value Measurements
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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	June 25, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$36.8	$23.4	$13.4	$—
Equity securities	45.7	45.7	—	—
	$82.5	$69.1	$13.4	$—
Liabilities:
Deferred compensation liabilities	$34.1	$—	$34.1	$—
Contingent consideration and acquired contingent liabilities	29.2	—	—	29.2
	$63.3	$—	$34.1	$29.2

	December 25, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$33.0	$23.5	$9.5	$—
Equity securities	31.1	31.1	—	—
	$64.1	$54.6	$9.5	$—
Liabilities:
Deferred compensation liabilities	$38.0	$—	$38.0	$—
Contingent consideration and acquired contingent liabilities	34.7	—	—	34.7
	$72.7	$—	$38.0	$34.7

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
Contingent consideration liabilities. As part of the acquisition of Stratatech Corporation ("Stratatech"), the Company provided contingent consideration to the prior shareholders of Stratatech, primarily in the form of regulatory filing and approval milestones associated with the deep partial thickness and full thickness indications associated with StrataGraft. For each indication, the Company is responsible for a payment upon acceptance of the Company's submission and another upon approval by the FDA. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the acquisition of Stratatech to be $29.2 million and $19.1 million as of June 25, 2021 and December 25, 2020, respectively.
As part of the acquisition of Ocera, the Company provided contingent consideration to the prior shareholders of Ocera in the form of both patient enrollment clinical study milestones and sales-based milestones associated with MNK-6105 and MNK-6106. During the three months ended March 26, 2021, the Company determined it will no longer pursue further development of this asset. The Company determined the fair value of the contingent consideration based on an option pricing model to be zero and $15.6 million as of June 25, 2021 and December 25, 2020, respectively.
Contingent consideration liabilities were classified as LSTC in the unaudited condensed consolidated balance sheet as of June 25, 2021. The following table summarizes the activity for contingent consideration:

Balance as of December 25, 2020	$34.7
Fair value adjustments	(5.5)
Balance as of June 25, 2021	$29.2

Financial Instruments Not Measured at Fair Value
    The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of June 25, 2021 and December 25, 2020:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $59.7 million and $56.4 million as of June 25, 2021 and December 25, 2020 (level 1), respectively. As of June 25, 2021, $23.4 million and $36.3 million of the restricted cash balance was included in prepaid and other current assets and other assets, respectively, on the unaudited condensed consolidated balance sheet. As of December 25, 2020, $20.2 million and $36.2 million of the restricted cash balance was included in prepaid and other current assets and other assets, respectively, on the consolidated balance sheet.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $52.5 million and $52.3 million as of June 25, 2021 and December 25, 2020, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
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

	June 25, 2021		December 25, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
5.75% senior notes due August 2022	$610.3	$415.5	$610.3	$191.2
4.75% senior notes due April 2023	133.7	29.1	133.7	11.1
5.625% senior notes due October 2023	514.7	352.7	514.7	158.9
5.50% senior notes due April 2025	387.2	264.5	387.2	115.4
10.00% first lien senior notes due April 2025	495.0	551.2	495.0	528.4
10.00% second lien senior notes due April 2025	322.9	325.1	322.9	279.0
Revolving credit facility	900.0	900.0	900.0	900.0
Level 2:
9.50% debentures due May 2022	10.4	—	10.4	4.2
8.00% debentures due March 2023	4.4	—	4.4	1.3
Term loan due September 2024	1,407.6	1,362.3	1,505.2	1,386.9
Term loan due February 2025	373.6	361.5	399.5	367.9
Total Debt	$5,159.8	$4,561.9	$5,283.3	$3,944.3

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total segment net sales. which excludes the one-time charge incurred during the three and six months ended June 26, 2020 related to the Medicaid lawsuit:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
CuraScript, Inc.	23.7%	30.2%	24.4%	27.5%

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	June 25, 2021	December 25, 2020
AmerisourceBergen Corporation	34.8%	33.6%
McKesson Corporation	17.7	18.2

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total segment net sales, which excludes the one-time charge incurred during the three and six months ended June 26, 2020 related to the Medicaid lawsuit:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Acthar Gel	27.7%	30.5%	25.4%	27.9%
INOmax	19.4	22.1	21.7	21.7
Therakos	12.5	*	12.3	*
*Net sales attributable to these products were less than 10.0% of total net sales during the respective periods presented above.

14.	Segment Data
The Company operates in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and APIs.
Management measures and evaluates the Company's operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items may include, but are not limited to, depreciation and amortization, share-based compensation, net restructuring charges, non-restructuring impairment charges, separation costs, research and development ("R&D") upfront payments, changes related to the Opioid-Related Litigation Settlement and the Acthar Gel Medicaid Retrospective Rebate incurred as a result of the Medicaid lawsuit. During the three months ended September 25, 2020, the Company began excluding depreciation and share-based compensation from its evaluation of the operating results of its segments. As a result, prior period segment operating income has been recast to reflect this change on a comparable basis. Although these amounts are excluded from segment net sales and operating income, as applicable, they are included in reported consolidated net sales and operating income (loss) and are reflected in the reconciliations presented below.

Selected information by reportable segment was as follows:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net sales:
Specialty Brands	$381.5	$522.8	$789.9	$1,013.4
Specialty Generics	164.9	178.1	314.5	353.3
Segment net sales	546.4	700.9	1,104.4	1,366.7
Medicaid lawsuit (Note 12)	—	(534.4)	—	(534.4)
Net sales	$546.4	$166.5	$1,104.4	$832.3
Operating income (loss):
Specialty Brands	$186.6	$252.7	$398.7	$473.2
Specialty Generics	26.9	49.2	58.6	112.4
Segment operating income	213.5	301.9	457.3	585.6
Unallocated amounts:
Corporate and unallocated expenses (1)	(25.7)	(52.7)	(48.3)	(110.2)
Depreciation and amortization	(168.1)	(216.3)	(337.7)	(439.4)
Share-based compensation	(2.4)	(6.6)	(6.0)	(13.3)
Restructuring charges, net	(6.1)	(14.4)	(6.5)	(12.6)
Non-restructuring impairment charges	—	(63.5)	(64.5)	(63.5)
Separation costs (2)	(0.3)	(20.7)	(0.9)	(42.0)
R&D upfront payment (3)	—	(5.0)	—	(5.0)
Opioid-related litigation settlement (loss) gain (4)	—	(8.5)	—	8.3
Medicaid lawsuit (Note 12)	—	(639.7)	—	(639.7)
Operating income (loss)	$10.9	$(725.5)	$(6.6)	$(731.8)

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
(3)Represents R&D expense incurred related to an upfront payment made to acquire product rights in Japan for terlipressin.
(4)Represents the change in the Settlement Warrants' fair value. Refer to Note 12 for further information.

Net sales by product family within the Company's reportable segments were as follows:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Acthar Gel	$151.5	$213.7	$280.5	$381.3
INOmax	105.9	154.9	239.9	296.6
Ofirmev	6.5	52.4	19.3	127.3
Therakos	68.5	47.8	135.3	111.5
Amitiza (1)	44.8	49.4	106.2	90.5
Other	4.3	4.6	8.7	6.2
Specialty Brands	381.5	522.8	789.9	1,013.4

Hydrocodone (API) and hydrocodone-containing tablets	20.5	25.4	43.8	51.9
Oxycodone (API) and oxycodone-containing tablets	17.1	15.0	34.3	31.9
Acetaminophen (API)	51.7	55.5	97.2	99.6
Other controlled substances	69.0	77.8	127.1	161.4
Other	6.6	4.4	12.1	8.5
Specialty Generics	164.9	178.1	314.5	353.3
Segment net sales	546.4	700.9	1,104.4	1,366.7
Medicaid lawsuit (Note 12)	—	(534.4)	—	(534.4)
Net sales	$546.4	$166.5	$1,104.4	$832.3
(1)Amitiza consists of both product net sales and royalties. Refer to Note 2 for further details on Amitiza's revenues.

15.	Subsequent Events
Commitments and Contingencies
Certain litigation matters occurred during the six months ended June 25, 2021 or prior, but had subsequent updates through the issuance of this report. See further discussion in Note 12.

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

Reorganization items, net
Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of liabilities subject to compromise ("LSTC") at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court. During the three and six months ended June 25, 2021, we incurred $109.5 million and $203.0 million of reorganization items, net, respectively. During the three and six months ended June 26, 2020, we incurred $17.2 million and $39.7 million in opioid defense costs, respectively, and $20.7 million and $42.0 million in separation costs, respectively, which were both included within selling general and administrative ("SG&A") expenses. As of the Petition Date, the majority of these costs are being classified on a go-forward basis as reorganization items, net, as they directly relate to the Chapter 11 proceedings.

StrataGraft®
On June 15, 2021, we announced that the U.S. Food and Drug Administration ("FDA") had approved the StrataGraft biologics license application ("BLA") for the treatment of adults with deep partial-thickness burns and we expect commercial launch to commence during the second half of fiscal 2021.

Terlipressin
During September 2020, the FDA issued a Complete Response Letter ("CRL") regarding our New Drug Application ("NDA") seeking approval for the investigational agent terlipressin to treat adults with hepatorenal syndrome type 1 ("HRS-1"). The CRL stated that, based on the available data, the agency cannot approve the terlipressin NDA in its current form and requires more information to support a positive risk-benefit profile for terlipressin for patients with HRS-1.
In response to receipt of the CRL, we had an End of Review Meeting on October 26, 2020 and a Type A Meeting on January 29, 2021 with the FDA where both parties engaged in constructive dialogue in an effort to clarify a viable path to U.S. approval and we expect to have clarity on this path in fiscal 2021. As we continue to engage with the FDA over the coming months, we will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated in-process research and development ("IPR&D") asset of $81.0 million included within intangible assets, net on the unaudited condensed consolidated balance sheets as of June 25, 2021 and December 25, 2020.

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
We expect the coming months to continue to be challenging due to the impact of COVID-19. Our business performance was significantly impacted by COVID-19 during fiscal 2020 and the six months ended June 25, 2021. The ultimate business impact going forward will largely be determined by the ongoing return to work guidance issued by international, national, and local governments and health officials and organizations. We are monitoring the demand for our products, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on a product, such as Acthar Gel, due to the limited ability of our sales representatives to meet with physicians and patients to visit their doctors and pharmacists to receive prescriptions for certain of our products. In regards to Acthar Gel, we continue to see a reduction in new patients, which may continue to impact results in fiscal 2021. Furthermore, while we are supporting the continuation of ongoing patients in our clinical trials, as much as possible, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials.
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

Specialty Brands
Net sales of Acthar Gel for the three months ended June 25, 2021 decreased $62.2 million, or 29.1%, to $151.5 million driven primarily by the marketplace impact of the COVID-19 pandemic and continued payer scrutiny on overall specialty pharmaceutical spending. Net sales of INOmax® for the three months ended June 25, 2021 decreased $49.0 million, or 31.6%, to $105.9 million driven primarily by increased competition following the launch of a competitive nitric oxide product before the expiration of the last of the listed patents on May 3, 2036 (November 3, 2026 including pediatric exclusivity), which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We continue to develop and pursue patent protection of next generation nitric oxide delivery systems and additional uses of nitric oxide. We further intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market a generic version of our INOmax product and/or next generation delivery systems. Net sales of Ofirmev® for the three months ended June 25, 2021 decreased $45.9 million, or 87.6%, to $6.5 million driven primarily by the entrance of generic competition during fiscal 2021.

Specialty Generics
Net sales from the Specialty Generics segment decreased $13.2 million, or 7.4%, to $164.9 million for the three months ended June 25, 2021, compared to $178.1 million for the three months ended June 26, 2020 primarily driven by an increased competitive environment.

Results of Operations
This report contains certain financial measures, including net sales, gross profit, gross profit margin, SG&A expenses as a percentage of net sales and research and development ("R&D") expenses as a percentage of net sales, which exclude the one-time charge related to the Medicaid lawsuit that is included as a component of net sales.
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

Three Months Ended June 25, 2021 Compared with Three Months Ended June 26, 2020
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	June 25, 2021	June 26, 2020	Percentage Change
U.S.	$496.1	$615.8	(19.4)%
Europe, Middle East and Africa	40.7	71.1	(42.8)
Other geographic areas	9.6	14.0	(31.4)
Geographic area net sales	546.4	700.9	(22.0)
Medicaid lawsuit (Note 12)	—	(534.4)	*
Net sales	$546.4	$166.5	228.2%
*Not meaningful

Net sales for the three months ended June 25, 2021 increased $379.9 million, or 228.2%, to $546.4 million, compared with $166.5 million for the three months ended June 26, 2020. This increase was primarily driven by a retrospective one-time charge of $534.4 million reflected as a component of net sales related to the Medicaid lawsuit during the three months ended June 26, 2020. For further information on the Medicaid lawsuit, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.
Net sales (excluding the one-time charge related to the Medicaid lawsuit) for the three months ended June 25, 2021 decreased $154.5 million, or 22.0%, to $546.4 million, compared with $700.9 million for the three months ended June 26, 2020. This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of Acthar Gel, INOmax and Ofirmev, as previously mentioned. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income (Loss)
Gross profit (loss). Gross profit for the three months ended June 25, 2021 increased $435.0 million, or 197.5%, to $214.8 million, compared with a loss of $220.2 million for the three months ended June 26, 2020. Gross profit margin was 39.3% for the three months ended June 25, 2021, compared with a gross loss margin of 132.3% for the three months ended June 26, 2020. These increases were primarily driven by the retrospective one-time charge of $534.4 million reflected as a component of net sales related to Medicaid lawsuit during the three months ended June 26, 2020.
Gross profit (loss) (excluding the one-time charge related to the Medicaid lawsuit) for the three months ended June 25, 2021 decreased $99.4 million, or 31.6%, to $214.8 million, compared with $314.2 million for the three months ended June 26, 2020. Gross profit margin was 39.3% for the three months ended June 25, 2021, compared with 44.8% for the three months ended June 26, 2020 when excluding the one-time charge related to the Medicaid lawsuit. These decreases were primarily driven by the $154.5 million decrease in net sales and a change in product mix.
Selling, general and administrative expenses. SG&A expenses for the three months ended June 25, 2021 were $145.0 million, compared with $231.3 million for the three months ended June 26, 2020, a decrease of $86.3 million, or 37.3%. This decrease was primarily driven by the bankruptcy-related professional fees being classified as reorganization items, net, subsequent to the Petition Date. Comparatively, during the three months ended June 26, 2020, we incurred $17.2 million and $20.7 million in opioid defense costs and separation costs, respectively, that were reflected in SG&A. The decrease was also driven by cost containment initiatives and lower employee compensation costs, partially offset by a $5.3 million increase in the fair value of our contingent consideration liabilities during three months ended June 25, 2021, compared to a $4.9 million decrease during the three months ended June 26, 2020. As a percentage of net sales, SG&A expenses were 26.5% for the three months ended June 25, 2021 and 138.9%, or 33.0% when excluding the one-time charge related to the Medicaid lawsuit, for the three months ended June 26, 2020.
Research and development expenses. R&D expenses decreased $30.1 million, or 36.3%, to $52.8 million for the three months ended June 25, 2021, compared with $82.9 million for the three months ended June 26, 2020. The decrease was driven by the completion of certain development programs during fiscal 2020. The Company continues to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 9.7% for the three months ended June 25, 2021 and 49.8%, or 11.8% when excluding the one-time charge related to the Medicaid lawsuit, for the three months ended June 26, 2020.
Restructuring charges, net. During the three months ended June 25, 2021 and June 26, 2020, we incurred $6.1 million and $14.4 million of restructuring charges, net, respectively, primarily related to employee severance and benefits.
Non-restructuring impairment charges. During the three months ended June 26, 2020, we recognized a partial impairment charge on our Ofirmev intangible asset of $63.5 million due to the revision of its useful life to end December 25, 2020, commensurate with the final period of market exclusivity.
Opioid-related litigation settlement. During the three months ended June 26, 2020, we recorded a non-cash loss of $8.5 million as a result of the change in the settlement warrants' fair value. Consistent with the determination at December 25, 2020, the New Opioid Warrants continue to have no value as of June 25, 2021 given we cannot reasonably estimate the equity value at emergence. For further information, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.
Medicaid lawsuit. During the three months ended June 26, 2020, we incurred a retrospective one-time charge of $105.3 million, which represents a pre-acquisition contingency related to the portion of the liability that arose from sales of Acthar Gel prior to our acquisition of Questcor Pharmaceuticals Inc. ("Questcor") in August 2014. For further information, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.

Non-Operating Items
Interest expense and interest income. During the three months ended June 25, 2021 and June 26, 2020, net interest expense was $52.4 million and $63.2 million, respectively. The $11.8 million decrease in interest expense was primarily attributable to a $28.8 million decrease resulting from the cessation of interest accruals as of the Petition Date on outstanding unsecured pre-petition debt classified as LSTC in connection with the Chapter 11 Cases, partially offset by $15.8 million of expense related to adequate protection payments. Additionally, the three months ended June 25, 2021 and June 26, 2020 included the recognition of a $6.2 million and $10.8 million benefit to interest expense, respectively, due to a lapse of certain statute of limitations. Interest income decreased to zero for the three months ended June 25, 2021, compared with $1.0 million for the three months ended June 26, 2020.
Other income (expense), net. During the three months ended June 25, 2021 we recorded other income, net, of $11.3 million, compared with other expense, net, of $0.6 million for the three months ended June 26, 2020. The three months ended June 25, 2021 included a $6.2 million unrealized gain on the equity securities, inclusive of foreign currency gain related to our investment in Silence Therapeutics plc ("Silence"), compared to a $1.1 million unrealized loss during the three months ended June 26, 2020. The three months ended June 25, 2021 also included a $4.0 million one-time milestone receivable. The remaining activity included gains on intercompany financing, foreign currency transactions and related hedging instruments.
Reorganization items, net. During the three months ended June 25, 2021, we recorded $109.5 million of reorganization items, net driven by advisor and legal fees directly related to our Chapter 11 proceedings.
Income tax benefit. We recognized an income tax benefit of $33.5 million on a loss from continuing operations before income taxes of $139.7 million for the three months ended June 25, 2021, and an income tax expense of $161.3 million on a loss from continuing operations before income taxes of $789.3 million for the three months ended June 26, 2020. This resulted in effective tax rates of 24.0% and negative 20.4% for the three months ended June 25, 2021 and June 26, 2020, respectively. The income tax benefit for the three months ended June 25, 2021 was comprised of $23.6 million of current tax benefit and $9.9 million of deferred tax benefit. The current tax benefit was predominantly related to an increase to prepaid taxes and a decrease to uncertain tax positions. The deferred tax benefit was predominantly related to intangible asset amortization partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax expense for the three months ended June 26, 2020 was comprised of $146.5 million of current tax benefit and $307.8 million of deferred tax expense. The current tax benefit was primarily the result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and unrecognized tax benefits. The deferred tax expense was predominately related to the valuation allowance, recorded against our net deferred tax assets, and unrecognized tax benefits, partially offset by a tax benefit related to previously acquired intangibles and the fiscal 2019 reorganization of our intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act.
The income tax benefit was $33.5 million for the three months ended June 25, 2021, compared with an income tax expense of $161.3 million for the three months ended June 26, 2020. The $194.8 million net increase in the tax benefit included an increase of $202.7 million attributed to a valuation allowance recorded against our net deferred tax assets, an increase of $28.2 million attributed to changes in the timing, amount and jurisdictional mix of income, an increase of $5.0 million attributed to separation costs, reorganization items, net and restructuring charges, net and an increase of $2.9 million attributed to uncertain tax positions, partially offset by a decrease of $37.7 million attributed to the CARES Act, and a decrease of $6.3 million attributed to the fiscal 2019 reorganization of our intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $0.4 million and $17.5 million during the three months ended June 25, 2021 and June 26, 2020, respectively. The income during the three months ended June 26, 2020 was primarily related to recognition of a tax benefit related to the release of tax and interest on unrecognized tax benefits due to a lapse of certain statute of limitations related to the Nuclear Imaging business. The remaining activity in both periods related to various post-sale adjustments associated with our previous divestitures.

Six Months Ended June 25, 2021 Compared with Six Months Ended June 26, 2020
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Six Months Ended
	June 25, 2021	June 26, 2020	Percentage Change
U.S.	$1,006.2	$1,203.7	(16.4)%
Europe, Middle East and Africa	80.5	131.7	(38.9)
Other geographic areas	17.7	31.3	(43.5)
Geographic area net sales	1,104.4	1,366.7	(19.2)
Medicaid lawsuit (Note 12)	—	(534.4)	*
Net sales	$1,104.4	$832.3	32.7
*Not meaningful

Net sales for the six months ended June 25, 2021 increased $272.1 million, or 32.7%, to $1,104.4 million, compared with $832.3 million for the six months ended June 26, 2020. This increase was primarily driven by a retrospective one-time charge of $534.4 million reflected as a component of net sales related to the Medicaid lawsuit during the six months ended June 26, 2020. For further information on the Medicaid lawsuit, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.
Net sales (excluding the one-time charge related to the Medicaid lawsuit) for the six months ended June 25, 2021 decreased $262.3 million, or 19.2%, to $1,104.4 million, compared with $1,366.7 million for the six months ended June 26, 2020. This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of Ofirmev and Acthar Gel and INOmax. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit. Gross profit for the six months ended June 25, 2021 increased $401.6 million, or 631.4%, to $465.2 million, compared with $63.6 million for the six months ended June 26, 2020. Gross profit margin was 42.1% for the six months ended June 25, 2021, compared to 7.6% for the six months ended June 26, 2020. These increases were primarily driven by the retrospective one-time charge of $534.4 million reflected as a component of net sales related to the Medicaid lawsuit during the six months ended June 26, 2020.
Gross profit (excluding the one-time charge related to the Medicaid lawsuit, as discussed above) for the six months ended June 25, 2021 decreased $132.8 million, or 22.2%, to $465.2 million, compared with $598.0 million for the six months ended June 26, 2020, due in part to the $262.3 million decrease in net sales. Gross profit margin was 42.1% for the six months ended June 25, 2021, compared to 43.8% for the six months ended June 26, 2020 when excluding the one-time charge related to the Medicaid lawsuit. The decrease in gross profit margin was primarily attributable to the decrease in net sales, as well as a change in product mix.
Selling, general and administrative expenses. SG&A expenses for the six months ended June 25, 2021 were $281.0 million, compared with $462.4 million for the six months ended June 26, 2020, a decrease of $181.4 million, or 39.2%. This decrease was primarily driven by the bankruptcy-related professional fees being classified as reorganization items, net, subsequent to the Petition Date. Comparatively, during the six months ended June 26, 2020, we incurred $39.7 million and $42.0 million in opioid defense costs and separation costs, respectively, that were reflected in SG&A. The decrease was also driven by cost containment initiatives and lower employee compensation costs. As a percentage of net sales, SG&A expenses were 25.4% for the six months ended June 25, 2021, compared to 55.6%, or 33.8% when excluding the one-time charge related to the Medicaid lawsuit, for the six months ended June 26, 2020.
Research and development expenses. R&D expenses decreased $41.3 million, or 25.8%, to $119.0 million for the six months ended June 25, 2021, compared with $160.3 million for the six months ended June 26, 2020. The decrease was driven by the completion of certain development programs during fiscal 2020. The Company continues to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 10.8% for the six months ended June 25, 2021, compared to 19.3%, or 11.7% when excluding the one-time charge related to the Medicaid lawsuit, for the six months ended June 26, 2020.
Restructuring charges, net. During the six months ended June 25, 2021 and June 26, 2020, we incurred $6.5 million and $12.6 million of restructuring charges, net, respectively, primarily related to employee severance and benefits.
Non-restructuring impairment charges. During the six months ended June 25, 2021 we recognized a full impairment on our Specialty Brands IPR&D asset related to MNK-6105 and MNK-6106 of $64.5 million. We have decided we will no longer pursue further development of this asset. During the six months ended June 26, 2020, we recognized a partial impairment charge on our Ofirmev intangible asset of $63.5 million, as previously discussed above.
Opioid-related litigation settlement. During the six months ended June 26, 2020, we recorded a non-cash gain of $8.3 million as a result of the change in the settlement warrants' fair value. Consistent with the determination at December 25, 2020, the New Opioid Warrants continue to have no value as of June 25, 2021 given we cannot reasonably estimate the equity value at emergence. For further information, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.
Medicaid lawsuit. During the six months ended June 26, 2020, we incurred a retrospective one-time charge of $105.3 million, which represents a pre-acquisition contingency related to the portion of the liability that arose from sales of Acthar Gel prior to our acquisition of Questcor in August 2014. For further information, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.

Non-Operating Items
Interest expense and interest income. During the six months ended June 25, 2021 and June 26, 2020, net interest expense was $110.1 million and $134.2 million, respectively. The $26.7 million decrease in interest expense was primarily attributable to a

$46.5 million decrease resulting from the cessation of interest accruals as of the Petition Date on outstanding unsecured pre-petition debt classified as LSTC in connection with the Chapter 11 Cases, partially offset by $30.3 million of expense related to adequate protection payments. Additionally, the six months ended June 25, 2021 and June 26, 2020 included the recognition of a $6.2 million and $10.8 million benefit to interest expense, respectively, due to a lapse of certain statute of limitations. The Company recognized interest income of $1.9 million and $4.5 million during the six months ended June 25, 2021 and June 26, 2020, respectively. The decrease in interest income was primarily driven by interest earned on our preferred equity certificates that were received as contingent consideration related to the sale of the Nuclear Imaging business during the six months ended June 26, 2020 and lower interest rates during the six months ended June 25, 2021.
Other income, net. During the six months ended June 25, 2021 and June 26, 2020, we recorded other income, net, of $19.4 million and $1.1 million, respectively. The six months ended June 25, 2021 included a $14.6 million unrealized gain on the equity securities, net of foreign currency loss, related to our investment in Silence, compared to $1.9 million for the six months ended June 26, 2020. The six months ended June 25, 2021 also included a $4.0 million one-time milestone receivable. The remaining activity included gains on intercompany financing, foreign currency transactions and related hedging instruments.
Reorganization items, net. During the six months ended June 25, 2021, we recorded $203.0 million of reorganization items, net in conjunction with our Chapter 11 proceedings. These charges included $187.2 million of advisor and legal fees directly related to the Chapter 11 Cases and $16.3 million of deferred financing fee write-offs related to the 2017 and 2018 Term Loans in order to reflect the respective carrying values within LSTC on the unaudited condensed consolidated balance sheet as of June 25, 2021 at their estimated allowed claim amounts.
Income tax expense (benefit). We recognized an income tax benefit of $49.9 million on a loss from continuing operations before income taxes of $300.3 million for the six months ended June 25, 2021, and an income tax expense of $142.4 million on a loss from continuing operations before income taxes of $864.9 million for the six months ended June 26, 2020. This resulted in effective tax rates of 16.6% and negative 16.5% for the six months ended June 25, 2021 and June 26, 2020, respectively. The income tax benefit for the six months ended June 25, 2021 was comprised of $36.6 million of current tax benefit and $13.3 million of deferred tax benefit. The current tax benefit was predominantly related to an increase to prepaid taxes and a decrease to uncertain tax positions. The deferred tax benefit was predominantly related to intangible asset amortization, partially offset by the utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax expense for the six months ended June 26, 2020 was comprised of $168.8 million of current tax benefit and $311.2 million of deferred tax expense. The current tax benefit was primarily the result of the CARES Act and unrecognized tax benefits. The deferred tax expense was predominately related to the valuation allowance, recorded against our net deferred tax assets, partially offset by a tax benefit related to previously acquired intangibles and the fiscal 2019 reorganization of our intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act.
The income tax benefit was $49.9 million for the six months ended June 25, 2021, compared with an income tax expense of $142.4 million for the six months ended June 26, 2020. The $192.3 million net increase in the tax benefit included an increase of $202.7 million attributed to a valuation allowance recorded against our net deferred tax assets, an increase of $43.6 million attributed to changes in the timing, amount and jurisdictional mix of income and an increase of $6.1 million attributed to separation costs, reorganization items, net and restructuring charges, net, partially offset by a decrease of $48.7 million attributed to the CARES Act, a decrease of $6.3 million attributed to the fiscal 2019 reorganization of our intercompany financing and associated legal entity ownership including related adjustments to elections on the fiscal 2019 U.S. tax return primarily as a result of changes to the NOL carryback provisions in the CARES Act and a decrease of $5.1 million attributed to uncertain tax positions.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $0.7 million and $24.0 million during the six months ended June 25, 2021 and June 26, 2020, respectively. The income during the six months ended June 26, 2020 primarily related to the recognition of a tax benefit related to a release of tax and interest on unrecognized tax benefits due to a lapse of certain statute of limitations related to the Nuclear Imaging business.

Segment Results
Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items include, but are not limited to, depreciation and amortization, share-based compensation, net restructuring charges, non-restructuring impairment charges, separation costs, R&D upfront payment, changes related to the Opioid-Related Litigation Settlement and the Acthar Gel Medicaid Retrospective Rebate (as defined within Note 12 of the notes to the unaudited condensed consolidated financial statements) incurred as a result of the Medicaid lawsuit. During the three months ended September 25, 2020, management began excluding depreciation and share-based compensation from its evaluation of the operating results of its segments. As a result, prior period segment operating income has been recast to reflect this change on a comparable basis. Although these amounts are excluded from segment net sales and segment operating income, as applicable, they are included in reported consolidated net sales and operating income (loss) and in the reconciliations presented below. Selected information by business segment is as follows:
Three Months Ended June 25, 2021 Compared with Three Months Ended June 26, 2020
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	June 25, 2021	June 26, 2020	Percentage Change
Specialty Brands	$381.5	$522.8	(27.0)%
Specialty Generics	164.9	178.1	(7.4)
Segment net sales	546.4	700.9	(22.0)
Medicaid lawsuit (Note 12)	—	(534.4)	*
Net sales	$546.4	$166.5	228.2
*Not meaningful

Specialty Brands. Net sales for the three months ended June 25, 2021 decreased $141.3 million to $381.5 million, compared with $522.8 million for the three months ended June 26, 2020. The decrease in net sales was primarily driven by $62.2 million, or 29.1%, decrease in Acthar Gel net sales driven by the marketplace impact of the COVID-19 pandemic and continued payer scrutiny on overall specialty pharmaceutical spending. The decrease in net sales also included a $49.0 million, or 31.6%, decrease in INOmax driven by increased competition, as previously discussed, and a $45.9 million, or 87.6%, decrease in Ofirmev driven by the loss of exclusivity at the end of fiscal 2020 and the entrance of generic competition during fiscal 2021 These decreases were partially offset by a $20.7 million, or 43.3%, increase in Therakos net sales driven by increased demand as the product begins to see a recovery from the impact of the COVID-19 pandemic.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	June 25, 2021	June 26, 2020	Percentage Change
U.S.	$356.6	$472.2	(24.5)%
Europe, Middle East and Africa	18.6	39.8	(53.3)
Other	6.3	10.8	(41.7)
Net sales	$381.5	$522.8	(27.0)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	June 25, 2021	June 26, 2020	Percentage Change
Acthar Gel	$151.5	$213.7	(29.1)%
INOmax	105.9	154.9	(31.6)
Ofirmev	6.5	52.4	(87.6)
Therakos	68.5	47.8	43.3
Amitiza	44.8	49.4	(9.3)
Other	4.3	4.6	(6.5)
Specialty Brands	$381.5	$522.8	(27.0)

Specialty Generics. Net sales for the three months ended June 25, 2021 decreased $13.2 million, or 7.4%, to $164.9 million, compared with $178.1 million for the three months ended June 26, 2020. The decrease in net sales was due to a decrease in other controlled substances products, hydrocodone-related products and acetaminophen net sales of $8.8 million, $4.9 million and $3.8 million, respectively, driven by increased competition. These decreases were partially offset by increases of $2.1 million and $2.2 million in oxycodone-related and other products net sales, respectively, compared to the three months ended June 26, 2020.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	June 25, 2021	June 26, 2020	Percentage Change
U.S.	$139.5	$143.6	(2.9)%
Europe, Middle East and Africa	22.1	31.3	(29.4)
Other	3.3	3.2	3.1
Net sales	$164.9	$178.1	(7.4)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	June 25, 2021	June 26, 2020	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$20.5	$25.4	(19.3)%
Oxycodone (API) and oxycodone-containing tablets	17.1	15.0	14.0
Acetaminophen (API)	51.7	55.5	(6.8)
Other controlled substances	69.0	77.8	(11.3)
Other	6.6	4.4	50.0
Specialty Generics	$164.9	$178.1	(7.4)

Operating Income (Loss)
Operating income by segment and as a percentage of segment net sales for the three months ended June 25, 2021 and June 26, 2020 is shown in the following table (dollars in millions):

	Three Months Ended
	June 25, 2021		June 26, 2020
Specialty Brands	$186.6	48.9%	$252.7	48.3%
Specialty Generics	26.9	16.3	49.2	27.6
Segment operating income	213.5	39.1	301.9	43.1
Unallocated amounts:
Corporate and unallocated expenses (1)	(25.7)		(52.7)
Depreciation and amortization	(168.1)		(216.3)
Share-based compensation	(2.4)		(6.6)
Restructuring charges, net	(6.1)		(14.4)
Non-restructuring impairment charges	—		(63.5)
Separation costs (2)	(0.3)		(20.7)
R&D upfront payment (3)	—		(5.0)
Opioid-related litigation settlement loss (4)	—		(8.5)
Medicaid lawsuit (Note 12)	—		(639.7)
Total operating income (loss)	$10.9		$(725.5)
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
(4)Represents the change in the settlement warrants' fair value. Refer to Note 13 of the notes to the unaudited condensed consolidated financial statements for further information.

Specialty Brands. Operating income for the three months ended June 25, 2021 decreased $66.1 million, to $186.6 million, compared with $252.7 million for the three months ended June 26, 2020. Operating margin increased to 48.9% for the three months ended June 25, 2021, compared with 48.3% for the three months ended June 26, 2020. The decrease in operating income was primarily driven by a $124.0 million decrease to gross profit as a result of the decrease in net sales as discussed above, partially offset by a decrease of $32.3 million, or 25.6%, in SG&A expenses, compared with the three months ended June 26, 2020. The decrease in

SG&A was primarily driven by the bankruptcy-related professional and legal fees being classified as reorganization items, net, subsequent to the Petition Date, in addition to cost containment initiatives and lower employee compensation costs. Additionally, R&D expenses decreased $25.6 million, or 37.5%, compared with the three months ended June 26, 2020, as previously discussed above.
Specialty Generics. Operating income for the three months ended June 25, 2021 decreased $22.3 million, to $26.9 million, compared with $49.2 million for the three months ended June 26, 2020. Operating margin decreased to 16.3% for the three months ended June 25, 2021, compared with 27.6% for the three months ended June 26, 2020. The decrease in operating income and margin was primarily attributable to a $20.8 million decrease in gross profit, primarily driven by an increased competitive environment with respect to Other controlled substances, coupled with an increase in R&D expense.
Corporate and unallocated expenses. Corporate and unallocated expenses were $25.7 million and $52.7 million for the three months ended June 25, 2021 and June 26, 2020, respectively. This decrease was primarily driven by the bankruptcy-related professional fees being classified as reorganization items, net, subsequent to the Petition Date, in addition to cost containment initiatives and lower employee compensation costs. Comparatively, during the three months ended June 26, 2020, we incurred $17.2 million of opioid defense costs that were reflected in SG&A. The decrease was partially offset by the change in the fair value of our contingent consideration liabilities with a $5.3 million charge during three months ended June 25, 2021, compared to a $4.9 million gain during the three months ended June 26, 2020.

Six Months Ended June 25, 2021 Compared with Six Months Ended June 26, 2020
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Six Months Ended
	June 25, 2021	June 26, 2020	Percentage Change
Specialty Brands	$789.9	$1,013.4	(22.1)%
Specialty Generics	314.5	353.3	(11.0)
Segment net sales	1,104.4	1,366.7	(19.2)
Medicaid lawsuit (Note 12)	—	(534.4)	*
Net sales	$1,104.4	$832.3	32.7
*Not meaningful

Specialty Brands. Net sales for the six months ended June 25, 2021 decreased $223.5 million to $789.9 million, compared with $1,013.4 million for the six months ended June 26, 2020. The decrease in net sales was primarily driven by a $108.0 million, or 84.8%, decrease in Ofirmev driven by the loss of exclusivity at the end of fiscal 2020 and the entrance of generic competition during the six months ended June 25, 2021. The decrease in net sales was also impacted by a $100.8 million, or 26.4%, decrease in Acthar Gel net sales driven by the marketplace impact of the COVID-19 pandemic and continued payer scrutiny on overall specialty pharmaceutical spending and a $56.7 million, or 19.1%, decrease in INOmax due to increased competition. These decreases were partially offset by a $23.8 million, or 21.3%, increase in Therakos net sales driven by increased demand as the product begins to see a recovery from the impact of the COVID-19 pandemic and a $15.7 million, or 17.3%, increase in Amitiza, primarily as a result of the royalty from Par Pharmaceutical, Inc., et al. (collectively Par) beginning in fiscal 2021.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Six Months Ended
	June 25, 2021	June 26, 2020	Percentage Change
U.S.	$741.3	$916.9	(19.2)%
Europe, Middle East and Africa	37.3	72.3	(48.4)
Other	11.3	24.2	(53.3)
Net sales	$789.9	$1,013.4	(22.1)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Six Months Ended
	June 25, 2021	June 26, 2020	Percentage Change
Acthar Gel	$280.5	$381.3	(26.4)%
INOmax	239.9	296.6	(19.1)
Ofirmev	19.3	127.3	(84.8)
Therakos	135.3	111.5	21.3
Amitiza	106.2	90.5	17.3
Other	8.7	6.2	40.3
Specialty Brands	$789.9	$1,013.4	(22.1)

Specialty Generics. Net sales for the six months ended June 25, 2021 decreased $38.8 million, or 11.0%, to $314.5 million, compared with $353.3 million for the six months ended June 26, 2020. The decrease in net sales was primarily driven by decreases in Other controlled substances and hydrocodone-related products of $34.3 million and $8.1 million, respectively. These decreases were partially offset by a $3.6 million increase in net sales for other products.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Six Months Ended
	June 25, 2021	June 26, 2020	Percentage Change
U.S.	$264.9	$286.8	(7.6)%
Europe, Middle East and Africa	43.2	59.4	(27.3)
Other	6.4	7.1	(9.9)
Net sales	$314.5	$353.3	(11.0)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Six Months Ended
	June 25, 2021	June 26, 2020	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$43.8	$51.9	(15.6)%
Oxycodone (API) and oxycodone-containing tablets	34.3	31.9	7.5
Acetaminophen (API)	97.2	99.6	(2.4)
Other controlled substances	127.1	161.4	(21.3)
Other	12.1	8.5	42.4
Specialty Generics	$314.5	$353.3	(11.0)

Operating Loss
Operating income by segment and as a percentage of segment net sales were as follows (dollars in millions):

	Six Months Ended
	June 25, 2021		June 26, 2020
Specialty Brands	$398.7	50.5%	$473.2	46.7%
Specialty Generics	58.6	18.6	112.4	31.8
Segment operating income	457.3		585.6
Unallocated amounts:
Corporate and unallocated expenses (1)	(48.3)		(110.2)
Depreciation and amortization	(337.7)		(439.4)
Share-based compensation	(6.0)		(13.3)
Restructuring charges, net	(6.5)		(12.6)
Non-restructuring impairment charges	(64.5)		(63.5)
Separation costs (2)	(0.9)		(42.0)
R&D upfront payment (3)	—		(5.0)
Opioid-related litigation settlement gain(4)	—		8.3
Medicaid lawsuit (Note 12)	—		(639.7)
Total operating loss	$(6.6)		$(731.8)
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
(4)Represents the change in the settlement warrants' fair value. Refer to Note 13 of the notes to the unaudited condensed consolidated financial statements for further information.

Specialty Brands. Operating income for the six months ended June 25, 2021 decreased $74.5 million to $398.7 million, compared with $473.2 million for the six months ended June 26, 2020. Operating margin increased to 50.5% for the six months ended June 25, 2021 from 46.7% for the six months ended June 26, 2020. The decrease in operating income is primarily driven by the $223.5 million, or 22.1%, decrease in net sales over the same period, which resulted in a $186.9 million decrease in gross profit. This was partially offset by a $71.1 million, or 28.3%, decrease in SG&A expenses primarily driven by the bankruptcy-related professional and legal fees being classified as reorganization items, net, subsequent to the Petition Date, in addition to cost containment initiatives and lower employee compensation costs and a $41.2 million, or 30.3%, decrease in R&D expenses.
Specialty Generics. Operating income for the six months ended June 25, 2021 decreased $53.8 million to $58.6 million, compared with $112.4 million for the six months ended June 26, 2020. Operating margin decreased to 18.6% for the six months ended June 25, 2021, compared with 31.8% for the six months ended June 26, 2020. The decrease in operating income and operating margin was primarily attributable to a $46.6 million decrease in gross profit, primarily driven by an increased competitive environment with respect to Other controlled substances, coupled with an increase in R&D expense of $6.4 million.
Corporate and unallocated expenses. Corporate and unallocated expenses were $48.3 million and $110.2 million for the six months ended June 25, 2021 and June 26, 2020, respectively. This decrease was primarily driven by the bankruptcy-related professional fees being classified as reorganization items, net, subsequent to the Petition Date, in addition to cost containment initiatives and lower employee compensation costs. Comparatively, during the six months ended June 26, 2020, we incurred $39.7 million of opioid defense costs that were reflected in SG&A.

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
Under our credit agreement, we are required to prepay our term loans in an amount equal to a specified percentage of excess cash flow. After receiving Bankruptcy Court approval, we made a mandatory prepayment in an amount equal to $114.0 million during the six months ended June 25, 2021.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Six Months Ended
	June 25, 2021	June 26, 2020
Net cash from:
Operating activities	$324.0	$224.6
Investing activities	(13.2)	(28.8)
Financing activities	(123.5)	(158.2)
Effect of currency exchange rate changes on cash and cash equivalents	0.3	(0.5)
Net increase in cash and cash equivalents	$187.6	$37.1

Operating Activities
Net cash provided by operating activities of $324.0 million for the six months ended June 25, 2021 was attributable to a net loss of $249.7 million, adjusted for non-cash items of $395.1 million, related to depreciation and amortization of $337.6 million and a non-cash impairment charge of $64.5 million. This net loss was also offset by cash provided from a net investment in working capital of $178.6 million, which was primarily driven by an $89.0 million decrease in accounts receivable, an $86.6 million net cash inflow related to other assets and liabilities primarily driven by an increase in accrued professional fees and a $22.8 million decrease in net tax receivables driven by the receipt of CARES Act income tax refunds, partially offset by an increase in prepaid income taxes. These inflows were partially offset by a $14.3 million increase in inventory.
Net cash provided by operating activities of $224.6 million for the six months ended June 26, 2020 was primarily attributable to a net loss of $983.3 million, adjusted for non-cash items of $817.4 million driven by depreciation and amortization of $439.4 million and a $314.1 million reduction in our deferred income tax assets. This net loss was offset by cash provided from net investment in working capital of $390.5 million, which was primarily driven by the recognition of the $639.7 million retrospective one-time charge related to the Medicaid lawsuit. Also included within this change in working capital was an $83.6 million decrease in accounts receivable, offset by a $219.8 million increase in net receivables related to income taxes, a $45.7 million decrease in accounts payable, a $40.1 million net cash outflow related to other assets and liabilities and a $27.2 million increase in inventory.

Investing Activities
Net cash used in investing activities was $13.2 million for the six months ended June 25, 2021, compared with $28.8 million for the six months ended June 26, 2020. The $15.6 million change was primarily attributable to $16.5 million in proceeds received related to the sale of a portion of our Hemostasis business in fiscal 2018 and a $2.1 million decrease in capital expenditures, partially offset by a $6.4 million cash receipt during the six months ended June 26, 2020 related to certain rabbi trust settlements. Under our term loan credit agreement, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loan. For further information, refer to "Debt and Capitalization" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities
Net cash used in financing activities was $123.5 million for the six months ended June 25, 2021, compared with $158.2 million for the six months ended June 26, 2020. The $34.7 million decrease was primarily impacted by a $25.0 million payment of contingent consideration related to the acquisition of Questcor that was made during the six months ended June 26, 2020, $9.1 million in debt issuance costs incurred during the six months ended June 26, 2020 and a $6.1 million decrease in debt repayments.

Debt and Capitalization
As of June 25, 2021, the total debt principal was $5,159.8 million, of which $3,441.9 million was classified within LSTC on the consolidated balance sheet. The total debt principal as of June 25, 2021 was comprised of the following:

Variable-rate instruments:
Term loan due September 2024	$1,407.6
Term loan due February 2025	373.6
Revolving credit facility	900.0
Fixed-rate instruments	2,478.6
Debt principal	$5,159.8

The variable-rate term loan interest rates are based on the London Inter-bank Offered Rate ("LIBOR"), subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the principal amount. As of June 25, 2021, our fixed-rate instruments have a weighted-average interest rate of 7.05% and pay interest at various dates throughout the fiscal year. As of June 25, 2021, we were fully drawn on our $900.0 million revolving credit facility.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As conditions warrant, and subject to limitations under Chapter 11, we may repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise.
The commencement of the Chapter 11 Cases on October 12, 2020 constituted an event of default under certain of our debt agreements. As of June 25, 2021, other than any defaults relating to the Chapter 11 Cases, we were in full compliance with the provisions and covenants associated with our debt agreements. Accordingly, all long-term debt was classified as current on the unaudited condensed consolidated balance sheet as of June 25, 2021. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases. See Note 2 and Note 10 of the notes to the unaudited condensed consolidated financial statements for further information.

Commitments and Contingencies
Legal Proceedings
See Note 12 of the notes to the unaudited condensed consolidated financial statements for a description of the legal proceedings and claims as of June 25, 2021.

Guarantees
In disposing of assets or businesses, we have historically provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that their ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. These representations, warranties and indemnities are discussed in Note 11 of the notes to the unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of June 25, 2021, we had various letters of credit, guarantees and surety bonds totaling $34.6 million. There has been no change in our off-balance sheet arrangements during the six months ended June 25, 2021.

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
We believe that our accounting policies for revenue recognition, intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended June 25, 2021, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2020.

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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of June 25, 2021, our outstanding debt included $1,781.2 million variable-rate debt on our senior secured term loans and $900.0 million outstanding borrowings on our senior secured revolving credit facility. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $6.7 million.
The remaining outstanding debt as of June 25, 2021 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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

The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of June 25, 2021 that measured the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $0.6 million aggregate potential as of June 25, 2021. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 25, 2021 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 12 of the notes to the unaudited condensed consolidated financial statements for further description of the litigation, legal and administrative proceedings as of June 25, 2021.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 25, 2020, filed with the SEC on March 10, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended June 25, 2021. The repurchase activity presented below is limited to deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations as there were no market repurchases during the three months ended June 25, 2021.
On March 1, 2017, the Company's Board of Directors authorized a $1.0 billion share repurchase program (the "March 2017 Program") which commenced upon the completion of the March 2016 Program. The March 2017 Program has no expiration date.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs (in millions)
March 27, 2021 to April 23, 2021	43,738	$0.38	—	$564.2
April 24, 2021 to May 28, 2021	1,407	0.26	—	564.2
May 29, 2021 to June 25, 2021	850	0.36	—	564.2
March 27, 2021 to June 25, 2021	45,995	0.38

Item 6.	Exhibits.

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive Data File (Form 10-Q for the quarterly period ended June 25, 2021 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

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

Date: August 3, 2021