Form 10-Q
period 2021-09-24
Mallinckrodt plc
filed 2021-11-02
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2021
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

As of October 29, 2021, the registrant had 84,723,768 ordinary shares outstanding at $0.20 par value.

MALLINCKRODT PLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net sales (includes refined estimate of the retrospective one-time charge of $0.7 million and $535.1 million related to the Medicaid lawsuit for the three and nine months ended September 25, 2020)	$507.2	$698.3	$1,611.6	$1,530.6
Cost of sales	319.2	403.0	958.4	1,171.7
Gross profit	188.0	295.3	653.2	358.9
Selling, general and administrative expenses	127.3	220.8	408.3	683.2
Research and development expenses	47.3	65.5	166.3	225.8
Restructuring charges, net	11.0	3.2	17.5	15.8
Non-restructuring impairment charges	—	—	64.5	63.5
(Gains) losses on divestiture	—	(9.7)	0.8	(10.1)
Opioid-related litigation settlement loss (gain) (Note 12)	125.0	(25.8)	125.0	(34.1)
Medicaid lawsuit (Note 12)	—	(0.2)	—	105.1
Operating (loss) income	(122.6)	41.5	(129.2)	(690.3)
Interest expense	(48.7)	(62.2)	(160.7)	(200.9)
Interest income	—	0.9	1.9	5.4
Other (expense) income, net	(3.5)	—	15.9	1.1
Reorganization items, net	(126.2)	—	(329.2)	—
Loss from continuing operations before income taxes	(301.0)	(19.8)	(601.3)	(884.7)
Income tax benefit	(32.0)	(211.6)	(81.9)	(69.2)
(Loss) income from continuing operations	(269.0)	191.8	(519.4)	(815.5)
Income (loss) from discontinued operations, net of income taxes	5.3	(0.2)	6.0	23.8
Net (loss) income	$(263.7)	$191.6	$(513.4)	$(791.7)

Basic (loss) income per share (Note 6):
(Loss) income from continuing operations	$(3.18)	$2.27	$(6.13)	$(9.66)
Income (loss) from discontinued operations	0.06	—	0.07	0.28
Net (loss) income	$(3.11)	$2.26	$(6.06)	$(9.38)
Basic weighted-average shares outstanding	84.7	84.6	84.7	84.4

Diluted (loss) income per share (Note 6):
(Loss) income from continuing operations	$(3.18)	$2.27	$(6.13)	$(9.66)
Income (loss) from discontinued operations	0.06	—	0.07	0.28
Net (loss) income	$(3.11)	$2.26	$(6.06)	$(9.38)
Diluted weighted-average shares outstanding	84.7	84.6	84.7	84.4

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net (loss) income	$(263.7)	$191.6	$(513.4)	$(791.7)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(1.1)	1.0	(0.3)	0.7
Derivatives, net of tax	—	—	—	0.1
Benefit plans, net of tax	(0.2)	(0.6)	(0.6)	(1.3)
Total other comprehensive (loss) income, net of tax	(1.3)	0.4	(0.9)	(0.5)
Comprehensive (loss) income	$(265.0)	$192.0	$(514.3)	$(792.2)

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	September 24, 2021	December 25, 2020
Assets
Current Assets:
Cash and cash equivalents	$1,322.6	$1,070.6
Accounts receivable, less allowance for doubtful accounts of $5.0 and $4.5	431.7	538.8
Inventories	367.6	344.9
Prepaid expenses and other current assets	203.7	350.0
Total current assets	2,325.6	2,304.3
Property, plant and equipment, net	767.7	833.1
Intangible assets, net	5,684.1	6,184.5
Other assets	380.6	393.5
Total Assets	$9,158.0	$9,715.4

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1,388.1	$3,587.9
Accounts payable	122.2	93.3
Accrued payroll and payroll-related costs	62.7	79.4
Accrued interest	25.7	26.9
Accrued and other current liabilities	387.1	331.2
Total current liabilities	1,985.8	4,118.7
Pension and postretirement benefits	32.6	34.6
Environmental liabilities	60.3	59.8
Deferred income taxes	61.5	80.6
Other income tax liabilities	82.9	100.1
Other liabilities	86.0	109.8
Liabilities subject to compromise (Note 2)	6,335.5	4,192.6
Total Liabilities	8,644.6	8,696.2
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 94,290,199, and 94,111,303 issued; 84,722,432 and 84,605,156 outstanding	18.9	18.8
Ordinary shares held in treasury at cost, 9,567,767 and 9,506,147	(1,616.1)	(1,616.1)
Additional paid-in capital	5,596.0	5,587.6
Retained deficit	(3,474.9)	(2,961.5)
Accumulated other comprehensive loss	(10.5)	(9.6)
Total Shareholders' Equity	513.4	1,019.2
Total Liabilities and Shareholders' Equity	$9,158.0	$9,715.4

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 24, 2021	September 25, 2020
Cash Flows From Operating Activities:
Net loss	$(513.4)	$(791.7)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	506.1	675.5
Share-based compensation	8.4	17.6
Deferred income taxes	(19.1)	304.0
Non-cash impairment charges	64.5	63.5
Losses (gains) on divestiture	0.8	(10.1)
Reorganization items, net	22.5	—
Other non-cash items	(6.0)	(21.6)
Changes in assets and liabilities:
Accounts receivable, net	105.7	61.1
Inventories	(30.9)	(43.9)
Accounts payable	14.7	(52.4)
Income taxes	92.5	(431.2)
Opioid-related litigation settlement liability	125.0	—
Medicaid lawsuit	(4.8)	640.2
Other	40.4	(116.3)
Net cash from operating activities	406.4	294.7
Cash Flows From Investing Activities:
Capital expenditures	(39.2)	(42.4)
Proceeds from divestitures, net of cash	15.7	(0.7)
Other	1.4	6.7
Net cash from investing activities	(22.1)	(36.4)
Cash Flows From Financing Activities:
Repayment of external debt	(128.2)	(134.6)
Debt financing costs	—	(9.3)
Repurchase of shares	—	(0.4)
Other	—	(36.3)
Net cash from financing activities	(128.2)	(180.6)
Effect of currency rate changes on cash	(0.9)	0.2
Net change in cash, cash equivalents and restricted cash	255.2	77.9
Cash, cash equivalents and restricted cash at beginning of period	1,127.0	822.6
Cash, cash equivalents and restricted cash at end of period	$1,382.2	$900.5

Cash and cash equivalents at end of period	$1,322.6	$844.2
Restricted cash included in prepaid expenses and other assets at end of period	23.3	20.2
Restricted cash included in other long-term assets at end of period	36.3	36.1
Cash, cash equivalents and restricted cash at end of period	$1,382.2	$900.5

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 27, 2019	93.5	$18.7	9.4	$(1,615.7)	$5,562.5	$(2,016.9)	$(7.9)	$1,940.7
Net loss	—	—	—	—	—	(50.2)	—	(50.2)
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)
Vesting of restricted shares	0.1	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	6.7	—	—	6.7
Balance as of March 27, 2020	93.6	$18.7	9.4	$(1,615.7)	$5,569.1	$(2,067.1)	$(9.2)	$1,895.8
Net loss	—	—	—	—	—	(933.1)	—	(933.1)
Other comprehensive income	—	—	—	—	—	—	0.4	0.4
Vesting of restricted shares	0.5	0.1	0.1	(0.3)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	6.6	—	—	6.6
Balance as of June 26, 2020	94.1	$18.8	9.5	$(1,616.0)	$5,575.7	$(3,000.2)	$(8.8)	$969.5
Net income	—	—	—	—	—	191.6	—	191.6
Other comprehensive income	—	—	—	—	—	—	0.4	0.4
Vesting of restricted shares	—	—	—	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	4.3	—	—	4.3
Balance as of September 25, 2020	94.1	$18.8	9.5	$(1,616.1)	$5,580.0	$(2,808.6)	$(8.4)	$1,165.7

Balance as of December 25, 2020	94.1	$18.8	9.5	$(1,616.1)	$5,587.6	$(2,961.5)	$(9.6)	$1,019.2
Net loss	—	—	—	—	—	(143.9)	—	(143.9)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Vesting of restricted shares	—	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	3.6	—	—	3.6
Balance as of March 26, 2021	94.1	$18.8	9.5	$(1,616.1)	$5,591.1	$(3,105.4)	$(9.5)	$878.9
Net loss	—	—	—	—	—	(105.8)	—	(105.8)
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Vesting of restricted shares	0.2	0.1	0.1	—	0.1	—	—	0.2
Share-based compensation	—	—	—	—	2.4	—	—	2.4
Balance as of June 25, 2021	94.3	$18.9	9.6	$(1,616.1)	$5,593.6	$(3,211.2)	$(9.2)	$776.0
Net loss	—	—	—	—	—	(263.7)	—	(263.7)
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)
Share-based compensation	—	—	—	—	2.4	—	—	2.4
Balance as of September 24, 2021	94.3	$18.9	9.6	$(1,616.1)	$5,596.0	$(3,474.9)	$(10.5)	$513.4

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
On October 12, 2020, Mallinckrodt plc and certain of its subsidiaries voluntarily initiated proceedings (the "Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code"), to modify its capital structure, including restructuring portions of its debt, and resolve potential legal liabilities, including but not limited to those described in Note 12 as Opioid-Related Matters and Acthar Gel-Related Matters. In connection with the filing of the Chapter 11 Cases, the Company entered into a Restructuring Support Agreement (as amended, supplemented or otherwise modified, the "RSA") (further detail for which is provided in Note 2) as part of a prearranged plan of reorganization. See Note 2 for further information on the voluntary petitions for reorganization, the RSA and agreements in principle subsequently memorialized in the Company's Chapter 11 plan of reorganization.

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
The transactions contemplated by the Company's Chapter 11 plan of reorganization are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. As a result, the Company has concluded that management’s plans at this stage do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
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

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. Unless otherwise indicated, the three and nine months ended September 24, 2021 refers to the thirteen and thirty-nine week periods ended September 24, 2021 and the three and nine months ended September 25, 2020 refers to the thirteen and thirty-nine week periods ended September 25, 2020. The full year fiscal 2020 consisted of 52 weeks, while fiscal 2021 will consist of 53 weeks and end on December 31, 2021.

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
Among other requirements, a Chapter 11 plan of reorganization must comply with the priority scheme established by the Bankruptcy Code, under which certain post-petition and secured or “priority” pre-petition liabilities need to be satisfied before general unsecured creditors and holders of the Company's equity are entitled to receive any distribution. Upon solicitation of the plan of reorganization to creditors, with an accompanying court-approved disclosure statement, certain impaired creditors and interest holders will vote by ballot to approve or reject the plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to the claims and interests of each of these constituencies. See Restructuring Support Agreement and Plan of Reorganization section below for contemplated distributions to creditors and interest holders.
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
Chapter 11 Financing
The Company obtained an order of the Bankruptcy Court in the Chapter 11 Cases (in a form agreed with, among others, the agent under the senior secured credit facilities, lenders under the senior secured revolving credit facility and the senior secured term loans and holders of the first lien senior notes and the second lien senior notes) permitting the use of cash collateral to finance the Chapter 11 Cases. Such use is subject to an approved budget, updated and submitted every four weeks, consisting of rolling thirteen week periods subject to the consent of the lenders under the senior secured revolving credit facility and the senior secured term loans.
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

Interest expense incurred and paid with respect to the incremental adequate protection payments of 200 basis points and 250 basis points on the senior secured revolving credit facility and the senior secured term loans, respectively, were as follows:

	September 24, 2021
	Three Months Ended	Nine Months Ended
Interest expense incurred for adequate protection payments	$15.8	$46.1
Cash paid for adequate protection payments	16.4	45.5
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
Injunctive Litigation Relief
The Bankruptcy Court entered an order extending its prior injunctions against certain opioid and Acthar Gel-related litigation matters proceeding against the Debtors and also against certain covered non-Debtors on August 30, 2021. Refer to Note 12 for further discussion.

Restructuring Support Agreement and Plan of Reorganization
Restructuring Support Agreement
On October 11, 2020, the Company and the other Debtors entered into a RSA with creditors holding approximately 84%, by aggregate principal amount, of the Company’s outstanding guaranteed unsecured senior notes and with a group of governmental plaintiffs in the opioid litigation pending against the Company and certain of its subsidiaries, including 50 state and territory attorneys general and the court-appointed plaintiffs’ executive committee in the opioid multidistrict litigation (collectively, the "RSA Supporting Parties"). After the bankruptcy filing, the Multi-State Governmental Entities Group (the "MSGE Group") entered into a joinder to the RSA that gained the support of approximately 1,300 cities, municipalities, hospital and school districts, amongst others. On March 11, 2021, an ad hoc group of lenders holding approximately $1,300.0 million, by aggregate principal amount, of the Company’s outstanding senior secured term loan due September 2024 (the "2017 Term Loan") and senior secured term loan due February 2025 (the "2018 Term Loan") agreed to join the RSA as supporting parties and certain of the existing supporting parties agreed to certain amendments thereto (the "Joinder and Amendment").
The restructuring transactions will be effectuated through the Chapter 11 plan of reorganization, which among other things provides for a financial restructuring that would reduce the Company’s total debt by approximately $1,300.0 million. Pursuant to the RSA, each of the Debtors and the RSA Supporting Parties has made certain customary commitments to each other in connection with the pursuit of the transactions contemplated by the term sheets attached thereto. The Debtors have agreed, among other things, to use commercially reasonable efforts to make all requisite filings with the Bankruptcy Court; continue to involve and update the RSA Supporting Parties’ representatives in the bankruptcy process; and satisfy certain other covenants. The RSA Supporting Parties have committed to support and vote for the Chapter 11 plan of reorganization implementing the terms of the RSA and have agreed to use commercially reasonable efforts to take, or refrain from taking, certain actions in furtherance of such support.
The RSA contains milestones for the progress of the Chapter 11 Cases (the "Milestones"), which include the dates by which the Debtors are required to, among other things, obtain certain orders of the Bankruptcy Court and consummate the Debtors’ emergence from bankruptcy. Among other milestones, the RSA (as amended, including by the Joinder and Amendment) requires the Debtors to have filed a Chapter 11 plan of reorganization by no later than April 20, 2021, the Bankruptcy Court to have entered an order confirming the Chapter 11 plan of reorganization by no later than August 15, 2021 and the Debtors to have emerged from bankruptcy by no later than November 15, 2021. The Bankruptcy Court commenced the plan confirmation hearing on November 1, 2021, to which scheduling the parties to the RSA consented.
The RSA (as supplemented by the above-described joinders, including the Joinder and Amendment) incorporates the terms agreed to by the parties reflected in the term sheets attached to the RSA and such joinders, including the Joinder and Amendment, including an agreement by the RSA Supporting Parties. Each of the parties to the RSA may terminate the agreement (and thereby their support for the associated plan of reorganization) under certain limited circumstances. Any Debtor may terminate the RSA upon, among other circumstances: (i) its board of directors, after consultation with legal counsel, reasonably determining in good faith that performance under the RSA would be inconsistent with its fiduciary duties; and (ii) certain actions by the Bankruptcy Court, including dismissing the Chapter 11 Cases or converting the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code.
The RSA Supporting Parties also have specified termination rights, including, among other circumstances, termination rights that arise if certain of the Milestones have not been achieved, extended, or waived. Termination by one of these creditor groups will result in the termination of the RSA as to the terminating group only, with the RSA remaining in effect with respect to the Debtors and the non-terminating group.
The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.
Plan of Reorganization
On September 2, 2021, the Debtors reached agreements in principle with (1) the Governmental Plaintiff Ad Hoc Committee (the “GAHC”), the MSGE Group, and the Official Committee of Opioid Related Claimants appointed in the Chapter 11 Cases (the “OCC” and, together with the GAHC and the MSGE Group, the “Opioid Claimants”), (2) the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “UCC”) and (3) holders of more than two-thirds of the outstanding principal amount of the 10.00% second lien senior secured notes due April 2025 (the "Second Lien Notes") issued by Company’s subsidiaries Mallinckrodt International Finance S.A. and Mallinckrodt CB LLC (the “Settling Second Lien Noteholders”) and the trustee for the Second Lien Notes, in each case relating to the treatment of certain claims pursuant to the proposed Joint Chapter 11 Plan of Reorganization of Mallinckrodt plc and Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code dated as of June 18, 2021 (the "Proposed Plan"), as it was amended to conform to such agreements in principle (the “Amended Plan”) as filed by the Debtors on September 29, 2021.
The RSA Supporting Parties along with the OCC, the UCC and the Settling Second Lien Noteholders (in accordance with the agreements in principle) agree to support the following as memorialized in the Amended Plan, which may be amended, modified or supplemented from time to time:
•A proposed resolution of all opioid-related claims against the Company and its subsidiaries. Under the terms of the amended proposed settlement (the "Amended Proposed Opioid-Related Litigation Settlement"), which would become effective upon Mallinckrodt’s emergence from the Chapter 11 process, subject to court approval and other conditions:
◦Opioid claims would be channeled to one or more trusts, which would receive $1,725.0 million in structured payments consisting of (i) a $450.0 million payment upon the Company’s emergence from Chapter 11; (ii) a $200.0 million payment upon each of the first and second anniversaries of emergence; (iii) a $150.0 million payment upon each of the third through seventh anniversaries of emergence; and (iv) a $125.0 million payment upon the eighth anniversary of emergence with an eighteen-month prepayment option at a discount for all but the first payment.
◦Opioid claimants would also receive warrants for approximately 19.99% of the reorganized Company’s new outstanding shares, after giving effect to the exercise of the warrants, but subject to dilution from equity reserved under the management incentive plan, exercisable at any time on or prior to the sixth anniversary of the Company's emergence, at a strike price reflecting an aggregate equity value for the reorganized Debtors of $1,551.0 million (the "New Opioid Warrants").
◦Upon commencing the Chapter 11 filing, the Company has begun to comply with an agreed-upon operating injunction with respect to the operation of its opioid business.
•A proposed resolution with the U.S. Department of Justice and other governmental parties to settle a range of litigation matters and disputes relating to Acthar Gel.
◦The Company has reached an agreement in principle with the U.S. Department of Justice ("DOJ") and other governmental parties to settle a range of litigation matters and disputes relating to Acthar Gel (the "Proposed Acthar Gel-Related Settlement") including the Medicaid lawsuit with the Centers for Medicare and Medicaid Services ("CMS"), a related False Claims Act ("FCA") lawsuit in Boston, and an Eastern District of Pennsylvania ("EDPA") FCA lawsuit relating to Acthar Gel's previous owner's (Questcor Pharmaceuticals Inc. ("Questcor")) interactions with an independent charitable foundation. Under the Proposed Acthar Gel-Related Settlement, which was conditioned upon the Company entering the Chapter 11 restructuring process, the Company has agreed to pay

$260.0 million to the DOJ and other parties over seven years and reset Acthar Gel’s Medicaid rebate calculation as of July 1, 2020, such that state Medicaid programs will receive 100% rebates on Acthar Gel Medicaid sales, based on current Acthar Gel pricing. Additionally, upon execution of the settlement, the Company will dismiss its appeal of the U.S. District Court of Columbia's ("D.C. District Court") adverse decision in the Medicaid lawsuit, which appeal was filed in the U.S. Court of Appeals for the District of Columbia ("D.C. Circuit"). Also in connection with the Proposed Acthar Gel-Related Settlement, the Company expects to enter into a corporate integrity agreement ("CIA") with the Office of Inspector General of the Department of Health and Human Services. The Company continues to work with the government to finalize the CIA. In turn, the U.S. Government will drop its demand for approximately $640 million in retrospective Medicaid rebates for Acthar Gel and agree to dismiss the FCA lawsuit in Boston and the EDPA FCA lawsuit.
Mallinckrodt has entered into the Proposed Acthar Gel-Related Settlement to settle with the DOJ and other governmental parties solely to move past these litigation matters and disputes and will make no admission of liability. The Company is working to complete the settlement with the DOJ, as well as various states that are party to the Boston FCA litigation, subject to court approval.
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
•The reinstatement or repayment of the Company's senior secured revolving credit facility. At the end of the court-supervised process, all allowed claims under such facility would be paid in full in cash with the proceeds of newly incurred debt.
•The reinstatement of the agreements associated with the Company's 10.00% first lien senior notes. At the end of the court-supervised process, all allowed claims under these agreements would either be reinstated at existing rates and maturities if the applicable holders' purported make-whole claims are disallowed or, if such reinstatement is not permitted or if the applicable holders' make-whole claims are allowed, receive take-back notes at market rates with an extended maturity.
•A modification of the Company's 10.00% second lien senior notes. At the end of the court-supervised process, lenders holding allowed claims in respect of the Company’s 10.00% second lien senior secured notes are expected to receive their pro rata share of new 10.00% second lien senior secured notes due 2025 that will have the same principal amount and other economic terms as the existing second lien senior secured notes.
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
•A proposed resolution of other remaining claims and treatment of equity holders. At the end of the court-supervised process, certain trade creditors and holders of other allowed general unsecured claims, including holders of the 9.50% debentures due May 2022, the 8.00% debentures due March 2023 and the 4.75% senior notes due April 2023, are expected to share in $135.0 million in cash, plus other potential consideration, in accordance with the allocations as prescribed in the Amended Plan, and equity holders would receive no recovery.
On April 20, 2021, the Debtors filed a joint plan of reorganization of the Debtors (the "Original Plan") reflecting the terms of the RSA, as amended by the Joinder and Amendment and a related proposed Disclosure Statement (the “Original Disclosure Statement”). On each of June 8, 2021 (or, with respect to the Original Disclosure Statement, June 9, 2021), June 15, 2021 and June 17, 2021, the Debtors filed with the Bankruptcy Court amended versions of the Original Plan and the Original Disclosure Statement. Finally, on June 18, 2021, the Debtors filed with the Bankruptcy Court a solicitation version of the Proposed Plan, and a solicitation version of a related Disclosure Statement (the “Disclosure Statement”). Contemporaneously, the Debtors filed a motion requesting that the Court (i) establish the Proposed Plan solicitation and voting procedures, (ii) approve the forms of ballots, solicitation packages, and related notices to be sent to the various creditors and interest holders in connection with confirmation of the Plan, and (iii) establish certain deadlines in connection with the approval of the disclosure statement (the “Solicitation and Voting Procedures”). On September 29,

2021 the Debtors filed the Amended Plan with the Bankruptcy Court incorporating the Amended Proposed Opioid-Related Litigation Settlement, the settlement with the UCC and the settlement with the Settling Second Lien Noteholders.
The Amended Plan and the related Disclosure Statement describe, among other things, the terms of the Amended Plan; the Debtors contemplated financial restructuring (the “Restructuring”); the events leading up to the Chapter 11 Cases; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Proposed Plan from certain of the Debtors’ creditors and certain other aspects of the Restructuring.
By order dated June 17, 2021, the Bankruptcy Court approved the Disclosure Statement and the Solicitation and Voting Procedures. Pursuant to the Solicitation and Voting Procedures, the Debtors mailed the ballots, solicitation packages and related notices by June 24, 2021, and votes were due by October 13, 2021, with exception of holders of class 8 and 9 whose votes were due October 20, 2021. In accordance with the Debtors’ proposed confirmation timeline, which is subject to change by the Bankruptcy Court, a hearing to consider confirmation of the Amended Plan (which may be adjourned or extended from time to time) commenced on November 1, 2021.

Event of default
The commencement of the Chapter 11 Cases above constituted an event of default under certain of the Company’s debt agreements. Subject to any applicable provisions of the Bankruptcy Code, the Company’s debt instruments and agreements, as further described in Note 10 and within the notes to the financial statements included within the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 25, 2020, provide that, as a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid interest thereon, and in the case of the indebtedness outstanding under the senior notes, premium, if any, thereon, shall be immediately due and payable. Accordingly, all long-term debt was classified as current on the unaudited condensed consolidated balance sheets as of September 24, 2021 and December 25, 2020. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

Financial Reporting in Reorganization
Effective on the Petition Date, the Company began to apply Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 852 - Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions directly associated with the reorganization from activities related to the ongoing operations of the business within the financial statements for periods subsequent to the Petition Date. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as reorganization items, net in the unaudited condensed consolidated statements of operations. In addition, the unaudited condensed consolidated balance sheet must distinguish pre-petition liabilities subject to compromise ("LSTC") of the Debtors from pre-petition liabilities that are not subject to compromise, post-petition liabilities, and liabilities of the subsidiaries of the Company that are not debtors in the Chapter 11 Cases. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Cases, the Debtors have classified the entire amount of the claim as LSTC.
Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession, actions to enforce or otherwise effect the payment of certain claims against the Debtors in existence before the Petition Date are stayed while the Debtors continue business operations as debtors-in-possession. These claims are reflected as LSTC in the unaudited condensed consolidated balance sheets as of September 24, 2021 and December 25, 2020. Additional claims (which could be LSTC) may arise after the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreement by parties-in-interest) of allowed claims for contingencies and other disputed amounts.
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
Non-debtor entity intercompany balances from/due to the debtor entities at the end of each period were:

	September 24, 2021	December 25, 2020
Intercompany receivables	$137.2	$282.3
Intercompany payables	119.7	120.3
The intercompany balances were primarily attributable to the Company's centralized approach to cash management and financing of its operations. The permission to continue the use of existing cash management systems during the pendency of the Chapter 11 Cases was approved by the Bankruptcy Court on a final basis as part of the First Day motions as described further above.
The Company is currently assessing whether or not it qualifies for fresh start accounting upon emergence from Chapter 11. If the Company were to meet the requirements to adopt the fresh start accounting rules, its assets and liabilities would be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on its unaudited condensed consolidated balance sheets as of September 24, 2021 and December 25, 2020.

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

Liabilities subject to compromise at the end of each period consisted of the following:

	September 24, 2021	December 25, 2020
Accounts payable (1)	$43.5	$61.9
Accrued interest	35.2	35.2
Debt (2)	3,760.1	1,660.7
Medicaid lawsuit	634.1	638.9
Opioid-related litigation settlement liability (3)	1,725.0	1,600.0
Other current and non-current liabilities (4)	107.3	163.5
Pension and postretirement benefits	30.3	32.4
Total liabilities subject to compromise	$6,335.5	$4,192.6
(1)Pre-petition accounts payable balances have been repaid under effectuated trade agreements pursuant to the critical vendor motion approved by the Bankruptcy Court.
(2)Subsequent to December 25, 2020, in accordance with the agreement in principle reached with the Settling Second Lien Noteholders on September 2, 2021 and Joinder and Amendment to the RSA entered into in March 2021, $322.9 million of Second Lien Notes and $1,776.5 million of outstanding senior secured term loans, respectively, were classified as LSTC in the Company's unaudited condensed consolidated balance sheet as of September 24, 2021.
(3)In accordance with the agreement in principle reached with the Opioid Claimants on September 2, 2021, and subsequently memorialized in the Amended Plan on September 29, 2021, the Company recorded an accrual of $125.0 million related to the additional payment expected to be made on the eighth anniversary of the effective date of emergence, which has been classified as LSTC in the Company's unaudited condensed consolidated balance sheet as of September 24, 2021.
(4)The decrease in other current and non-current liabilities was primarily attributable to the Bankruptcy Court's approval of the Company's rejection of its Bedminster facility lease, which resulted in a $34.8 million adjustment to the carrying value of the respective lease liability in LSTC to reflect the estimated allowed claim amount. The remaining decrease was primarily attributable to a decrease of $15.6 million in the fair value of contingent consideration related to an asset for which the Company is no longer pursuing further development. Refer to Note 12 for further information on the valuation of contingent consideration.

Contractual interest

While the Chapter 11 Cases are pending, the Company is not accruing interest on its unsecured debt instruments as of the Petition Date on a go-forward basis as the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to pay all interest payments in full as they come due under their respective senior secured debt instruments. The total aggregate amount of interest payments due under the Company's unsecured debt instruments for the three and nine months ended September 24, 2021, which it did not pay was $17.7 million and $64.2 million.

Chapter 11 Claims Process
The Debtors have received over 50,000 proofs of claim since the Petition Date. The Debtors continue their review and analysis of certain claims including litigation claims, trade creditor claims, non-qualified benefit plan claims, customer deposits and advances, along with other tax and regulatory claims, and therefore, the ultimate liability of the Debtors for such claims may differ from the amount recorded in LSTC. To the extent that the Debtors believe that such claims will be allowed by the Bankruptcy Court, the Debtors will continue to record the expected allowed amounts of such claims as LSTC. The determination of the expected allowed amount of a claim is based on many factors, including whether the Debtors are party to a settlement agreement with applicable claimholders or their representatives, and is not necessarily limited to information available to the Debtors. Claims covered by a settlement agreement include the Proposed Acthar Gel-Related Settlement and Amended Opioid-Related Litigation Settlement (collectively, the "Proposed Settlements"). See Restructuring Support Agreement and Plan of Reorganization section within this note for more information on settlement of these claims. As the Debtors continue to resolve claims, differences between those final allowed claims and the liabilities recorded in the unaudited condensed consolidated balance sheet will be recognized as reorganization items, net in the Company's consolidated statements of operations in the period in which they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in substantial adjustments to the Company's consolidated financial statements.

Reorganization items, net
Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court. Cash paid for reorganization items, net for the nine months ended September 24, 2021 was $209.1 million. Reorganization items, net, for the three and nine months ended September 24, 2021 included the following:

	September 24, 2021
	Three Months Ended	Nine Months Ended
Professional fees	$119.4	$306.6
Debt valuation adjustments	6.8	23.1
Adjustments of other claims	—	(0.5)
Total reorganization items, net	$126.2	$329.2

3.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 13 for presentation of the Company's net sales by product family.
Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 27, 2019	$295.8	$28.4	$13.2	$337.4
Provisions	1,453.7	22.3	44.3	1,520.3
Provision for Medicaid lawsuit (Note 12) (1)	535.1	—	—	535.1
Payments or credits	(1,461.3)	(24.3)	(45.8)	(1,531.4)
Balance as of September 25, 2020	$823.3	$26.4	$11.7	$861.4

Balance as of December 25, 2020	$196.5	$26.6	$12.3	$235.4
Provisions	1,588.6	18.2	42.5	1,649.3
Payments or credits	(1,535.7)	(23.5)	(32.6)	(1,591.8)
Balance as of September 24, 2021	$249.4	$21.3	$22.2	$292.9

(1)Excludes the $105.1 million that is reflected as a component of operating expenses as it represents a pre-acquisition contingency related to the portion of the liability that arose from sales of Acthar Gel prior to the Company's acquisition of Questcor Pharmaceuticals Inc. ("Questcor") in August 2014. See Note 12 for further detail on the status of the Medicaid lawsuit.

Product sales transferred to customers at a point in time and over time were as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Product sales transferred at a point in time	80.3%	79.5%	78.7%	78.5%
Product sales transferred over time	19.7	20.5	21.3	21.5

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of September 24, 2021:

Remainder of Fiscal 2021	$35.6
Fiscal 2022	106.4
Fiscal 2023	64.4
Thereafter	14.7

Costs to fulfill a contract
As of September 24, 2021 and December 25, 2020, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations, were $26.5 million and $25.8 million, respectively, and were classified in property, plant and equipment, net, on the unaudited condensed consolidated balance sheets. The associated depreciation expense recognized during the nine months ended September 24, 2021 and September 25, 2020 was $4.4 million and $4.0 million, respectively.

Product Royalty Revenues
The Company licenses certain rights to Amitiza® (lubiprostone) ("Amitiza") to third parties in exchange for royalties on net sales of the product. The Company receives a double-digit royalty based on a percentage of the gross profits of the licensed products sold during the term of the agreements. The Company recognizes such royalty revenue as the related sales occur. The associated royalty revenue recognized was as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Royalty revenue	$27.3	$20.4	$82.2	$52.3

4.	Restructuring and Related Charges
During fiscal 2018, the Company launched a restructuring program designed to improve its cost structure. Charges of $100.0 million to $125.0 million were provided for under the program. In addition to the aforementioned program, the Company has taken restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Specialty Brands	$0.1	$—	$0.1	$0.1
Specialty Generics	—	—	—	0.1
Corporate	11.6	3.2	19.4	15.6
Restructuring and related charges, net	11.7	3.2	19.5	15.8
Less: accelerated deprecation	(0.7)	—	(2.0)	—
Restructuring charges, net	$11.0	$3.2	$17.5	$15.8

Net restructuring and related charges by program were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
2018 Program	$11.7	$3.2	$19.5	$17.8
2016 Program [1]	—	—	—	(0.1)
Acquisition Programs	—	—	—	(1.9)
Total programs	11.7	3.2	19.5	15.8
Less: non-cash charges, including accelerated depreciation	(1.7)	—	(4.3)	—
Total charges expected to be settled in cash	$10.0	$3.2	$15.2	$15.8
(1)The 2016 Program was completed during fiscal 2020.

The following table summarizes cash activity for restructuring reserves, substantially all of which related to contract termination costs, employee severance and benefits and exiting of certain facilities:

2018 Program
Balance as of December 25, 2020	$1.0
Charges	15.8
Changes in estimate	(0.6)
Cash payments	(10.1)
Balance as of September 24, 2021	$6.1

As of September 24, 2021, net restructuring and related charges incurred cumulative to date were as follows:

2018 Program
Specialty Brands	$3.1
Specialty Generics	10.1
Corporate	73.3
$86.5
All of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets. Amounts paid in the future may differ from the amount currently recorded.

5.	Income Taxes
As further discussed in Note 1, in light of the Company's Chapter 11 Cases initiated on October 12, 2020, the Company concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of issuance of the unaudited condensed consolidated financial statements. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, as of both September 24, 2021 and December 25, 2020, all of the Company's net deferred tax assets in applicable tax jurisdictions are fully offset by a valuation allowance.
The Company recognized an income tax benefit of $32.0 million on a loss from continuing operations before income taxes of $301.0 million for the three months ended September 24, 2021, and an income tax benefit of $211.6 million on a loss from continuing operations before income taxes of $19.8 million for the three months ended September 25, 2020. This resulted in effective tax rates of 10.6% and 1,068.7% for the three months ended September 24, 2021 and September 25, 2020, respectively. The income tax benefit for the three months ended September 24, 2021 was comprised of $26.2 million of current tax benefit and $5.8 million of deferred tax benefit. The current tax benefit was predominantly related to an increase to prepaid taxes and a decrease to uncertain tax positions. The deferred tax benefit was predominantly related to intangible asset amortization partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax benefit for the three months ended September 25, 2020 was comprised of $201.4 million of current tax benefit and $10.2 million of deferred tax benefit. The current tax benefit was primarily the result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and unrecognized tax benefits, partially offset by the fiscal 2020 reorganization of the Company's intercompany financing and associated legal entity ownership. The deferred tax benefit was predominately related to the fiscal 2020 reorganization of the Company's intercompany financing and associated legal entity ownership.
The Company recognized an income tax benefit of $81.9 million on a loss from continuing operations before income taxes of $601.3 million for the nine months ended September 24, 2021, and an income tax benefit of $69.2 million on a loss from continuing operations before income taxes of $884.7 million for the nine months ended September 25, 2020. This resulted in effective tax rates of 13.6% and 7.8% for the nine months ended September 24, 2021 and September 25, 2020, respectively. The income tax benefit for the nine months ended September 24, 2021 was comprised of $62.8 million of current tax benefit and $19.1 million of deferred tax benefit. The current tax benefit was predominantly related to an increase to prepaid taxes and a decrease to uncertain tax positions. The deferred tax benefit was predominantly related to intangible asset amortization, partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax benefit for the nine months ended September 25, 2020 was comprised of $370.3 million of current tax benefit and $301.1 million of deferred tax expense. The current tax benefit was primarily the result of the CARES Act and unrecognized tax benefits, partially offset by the fiscal 2020 reorganization of the Company's intercompany financing and associated legal entity ownership. The deferred tax expense was predominately related to the valuation allowance recorded against the Company's net deferred tax assets and unrecognized tax benefits, partially offset by a tax benefit predominately related to the fiscal 2020 reorganization of the Company's intercompany financing and associated legal entity ownership.
The income tax benefit was $32.0 million for the three months ended September 24, 2021, compared with an income tax benefit of $211.6 million for the three months ended September 25, 2020. The $179.6 million net decrease in the tax benefit included a decrease of $236.8 million attributed to the CARES Act, partially offset by an increase of $32.0 million attributed to the fiscal 2020 reorganization of the Company’s intercompany financing and associated legal entity ownership, an increase of $12.6 million attributed to changes in the timing, amount and jurisdictional mix of income, an increase of $7.9 million attributed to uncertain tax positions and an increase of $4.7 million attributed to separation costs, reorganization items, net and restructuring charges, net.
The income tax benefit was $81.9 million for the nine months ended September 24, 2021, compared with an income tax benefit of $69.2 million for the nine months ended September 25, 2020. The $12.7 million net increase in the tax benefit included an increase of $202.7 million attributed to a valuation allowance recorded against the Company's net deferred tax assets, an increase of $56.2 million attributed to changes in the timing, amount and jurisdictional mix of income, an increase of $25.7 million predominately attributed to the fiscal 2020 reorganization of the Company’s intercompany financing and associated legal entity ownership, an increase of

$10.8 million attributed to separation costs, reorganization items, net and restructuring charges, net and an increase of $2.8 million attributed to uncertain tax positions, partially offset by a decrease of $285.5 million attributed to the CARES Act.
During the nine months ended September 24, 2021 and September 25, 2020, net cash refunds for income taxes were $160.4 million and net cash payments for income taxes were $42.9 million, respectively. Included within the net cash refunds of $160.4 million were refunds of $178.8 million received as a result of provisions in the CARES Act and net payments of $18.4 million related to operational activity.
The Company's unrecognized tax benefits, excluding interest, totaled $334.2 million and $349.0 million as of September 24, 2021 and December 25, 2020, respectively. The net decrease of $14.8 million primarily resulted from a lapse of statutes of limitations of $21.8 million and settlements of $0.2 million, partially offset by a net increase to prior period tax positions of $7.2 million. If favorably settled, $63.2 million of unrecognized tax benefits as of September 24, 2021 would benefit the effective tax rate. The total amount of accrued interest and penalties related to these obligations was $17.9 million and $16.7 million as of September 24, 2021 and December 25, 2020, respectively. Due to a lapse of the statute of limitations noted above, $5.1 million of tax and interest on unrecognized tax benefits related to the Nuclear Imaging business were eliminated, and a benefit of $5.1 million was recorded in discontinued operations within the unaudited condensed consolidated statement of operations for the nine months ended September 24, 2021.
It is reasonably possible that within the next twelve months the unrecognized tax benefits could decrease by up to $139.9 million and the amount of related interest and penalties could decrease by up to $16.4 million as a result of payments or releases due to the resolution of examinations, appeals and litigation and the expiration of various statutes of limitation.
Certain of the Company’s subsidiaries continue to be subject to examination by taxing authorities. The earliest open years subject to examination for various jurisdictions, including Ireland, Japan, Luxembourg, Switzerland and the United Kingdom are from 2013 to present and the earliest open years for the U.S federal and state jurisdictions are 2013 and 2009, respectively.

6.	(Loss) Earnings per Share
(Loss) earnings per share is computed by dividing net loss by the number of weighted-average shares outstanding during the period. Dilutive securities, including participating securities, have not been included in the computation of (loss) earnings per share as the Company reported a net (loss) income from continuing operations during all periods presented below and therefore, the impact would be anti-dilutive.
The weighted-average number of shares outstanding used in the computations of both basic and diluted (loss) earnings per share were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Basic and diluted	84.7	84.6	84.7	84.4

The computation of diluted weighted-average shares outstanding for the three and nine months ended September 24, 2021 excluded approximately 5.3 million shares of equity awards, and for both the three and nine months ended September 25, 2020 excluded approximately 5.8 million shares of equity awards because the effect would have been anti-dilutive.

7.	Inventories
Inventories were comprised of the following at the end of each period:

	September 24, 2021	December 25, 2020
Raw materials and supplies	$54.6	$58.1
Work in process	218.8	200.7
Finished goods	94.2	86.1
	$367.6	$344.9

8.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	September 24, 2021	December 25, 2020
Property, plant and equipment, gross	$1,892.4	$1,910.9
Less: accumulated depreciation	(1,124.7)	(1,077.8)
Property, plant and equipment, net	$767.7	$833.1

Depreciation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Depreciation expense	$23.2	$25.5	$70.3	$75.7

9.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	September 24, 2021		December 25, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,494.4	$5,016.9	$10,394.6	$4,586.6
License agreements	120.1	81.1	120.1	78.1
Trademarks	77.7	26.1	77.7	23.5
Total	$10,692.2	$5,124.1	$10,592.4	$4,688.2
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	81.0		245.3
Total	$116.0		$280.3

StrataGraft®
On June 15, 2021, the Company announced that the U.S. Food and Drug Administration ("FDA") had approved the StrataGraft biologics license application ("BLA") for the treatment of adults with deep partial-thickness burns. Upon FDA approval, the Company transferred the total $99.8 million of asset value from non-amortized, indefinite-lived acquired in-process research and development ("IPR&D") product rights to amortizable, finite-lived completed technology and will begin amortization of the asset in tandem with commercial launch of the product, which is expected during the fourth quarter of fiscal 2021.
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
In response to receipt of the CRL, the Company had an End of Review Meeting on October 26, 2020 and a Type A Meeting on January 29, 2021 with the FDA where both parties engaged in constructive dialogue in an effort to clarify a viable path to U.S. approval. On August 18, 2021, the Company resubmitted its NDA for terlipressin to the FDA. The Prescription Drug User Fee Act (PDUFA) date for this development product is February 18, 2022. The Company will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated IPR&D asset of $81.0 million included within intangible assets, net on the unaudited condensed consolidated balance sheets as of September 24, 2021 and December 25, 2020.

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
Intangible asset amortization expense
Intangible asset amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Amortization expense	$145.3	$210.6	$435.8	$599.8

The estimated aggregate amortization expense on intangible assets owned by the Company and being amortized as of September 24, 2021, is expected to be as follows:

Remainder of Fiscal 2021	$145.3
Fiscal 2022	581.1
Fiscal 2023	581.1
Fiscal 2024	581.1
Fiscal 2025	579.6

10.	Debt
The commencement of the Chapter 11 Cases constituted an event of default under certain of the Company’s debt agreements. Accordingly, all debt not reclassified as LSTC with original long-term stated maturities was classified as current on the unaudited condensed consolidated balance sheets as of September 24, 2021 and December 25, 2020. However, any efforts to enforce payment obligations under the Company's debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. See Note 2 for further information.
Debt was comprised of the following at the end of each period:

	September 24, 2021		December 25, 2020
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Principal	Unamortized Discount and Debt Issuance Costs (1)
Secured debt:
Term loan due September 2024	$1,403.9	$—	$1,505.2	$12.3
Term loan due February 2025	372.6	—	399.5	5.0
10.00% first lien senior notes due April 2025	495.0	6.3	495.0	7.7
10.00% second lien senior notes due April 2025	322.9	—	322.9	8.0
Revolving credit facility	900.0	0.6	900.0	1.7
Total secured debt	3,494.4	6.9	3,622.6	34.7
Unsecured debt:
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% senior notes due August 2022	610.3	—	610.3	—
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% senior notes due April 2023	133.7	—	133.7	—
5.625% senior notes due October 2023	514.7	—	514.7	—
5.50% senior notes due April 2025	387.2	—	387.2	—
Total unsecured debt	1,660.7	—	1,660.7	—
Total debt, prior to reclassification to liabilities subject to compromise	5,155.1	6.9	5,283.3	34.7
Less: Current portion	(1,395.0)	(6.9)	(3,622.6)	(34.7)
Less: Amounts reclassified to liabilities subject to compromise (2)	(3,760.1)	—	(1,660.7)	—
Total long-term debt, net of current portion	$—	$—	$—	$—
(1)As a result of the Company's Chapter 11 Cases, the Company expensed $23.1 million of unamortized discount and debt issuance costs, net, recorded in reorganization items, net in the unaudited condensed consolidated statement of operations during the nine months ended September 24, 2021.
(2)In connection with the Company’s Chapter 11 Cases, $3,760.1 million and $1,660.7 million outstanding secured and unsecured debt instruments have been reclassified to LSTC in the Company's unaudited condensed consolidated balance sheets as of September 24, 2021 and December 25, 2020, respectively. Up to the date of reclassification to LSTC, the Company continued to accrue interest expense in relation to the unsecured debt instruments reclassified to LSTC. The Company continues to accrue and pay interest on the outstanding secured debt instruments classified as LSTC in conjunction with the cash collateral order. Refer to Note 2 for further information.

As of September 24, 2021, the applicable interest rate and outstanding borrowings on the Company's variable-rate debt instruments were as follows:

	Applicable interest rate	Outstanding borrowings
Term loan due September 2024 (1)	6.00%	$1,403.9
Term loan due February 2025 (1)	6.25	372.6
Revolving credit facility (2)	4.38	900.0
(1)The applicable interest rate for the senior secured term loans includes the incremental 250 basis points as a result of the amendment to the cash collateral order that took effect on March 22, 2021. Refer to Note 2 for further discussion on the amendment.
(2)Includes the incremental 200 basis points related to the cash adequate protection payments. Refer to Note 2 for further information.

As of September 24, 2021, the Company was fully drawn on its $900.0 million revolving credit facility.

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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in other liabilities on the Company's unaudited condensed consolidated balance sheets as of September 24, 2021 and December 25, 2020 was $15.0 million and $15.4 million, respectively, of which $12.3 million and $12.7 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value as of September 24, 2021 and December 25, 2020. As of September 24, 2021, the maximum future payments the Company could be required to make under these indemnification obligations were $70.2 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets as of both September 24, 2021 and December 25, 2020, respectively.
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
As of September 24, 2021, the Company had various other letters of credit, guarantees and surety bonds totaling $34.2 million and restricted cash of $40.6 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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

Governmental Proceedings
Opioid-Related Matters
Since 2017, multiple U.S. states, counties, a territory, other governmental persons or entities and private plaintiffs have filed lawsuits against certain entities of the Company, as well as various other manufacturers, distributors, pharmacies, pharmacy benefit managers, individual doctors and/or others, asserting claims relating to defendants' alleged sales, marketing, distribution, reimbursement, prescribing, dispensing and/or other practices with respect to prescription opioid medications, including certain of the Company's products. As of November 1, 2021, the cases the Company is aware of include, but are not limited to, approximately 2,618 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 270 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers; approximately 124 cases filed by individuals; approximately six cases filed by schools and school boards; and 17 cases filed by the Attorneys General for New Mexico, Kentucky, Rhode Island, Georgia, Florida, Alaska, New York, Nevada, South Dakota, New Hampshire, Louisiana, Illinois, Mississippi, West Virginia, Puerto Rico, Ohio, and Idaho, with Idaho being the only state Attorney General to file in federal as opposed to state court. As of November 1, 2021, the Mallinckrodt defendants in these cases consist of Mallinckrodt plc and the following subsidiaries of Mallinckrodt plc: Mallinckrodt Enterprises LLC, Mallinckrodt LLC, SpecGx LLC, Mallinckrodt Brand Pharmaceuticals Inc., Mallinckrodt Inc., MNK 2011 Inc., and Mallinckrodt Enterprises Holdings, Inc. Certain of the lawsuits have been filed as putative class actions. On October 8, 2020, the State of Rhode Island filed a lawsuit against the Company's President and Chief Executive Officer ("CEO"), Mark C. Trudeau, asserting similar claims relating to the marketing and distribution of prescription opioid medications. Rhode Island has voluntarily agreed to a stay of the lawsuit against Mr. Trudeau.
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
Amended Opioid-Related Litigation Settlement. In conjunction with the Company's Chapter 11 filing on October 12, 2020, the Company entered into a RSA which includes a proposed resolution of all opioid-related claims against the Company and its subsidiaries that supersedes the Opioid-Related Litigation Settlement. On September 2, 2021, the Debtors reached an agreement in principle with the Opioid Claimants, which supersedes the Amended Opioid-Related Litigation Settlement as proposed in the RSA. The agreement in principle provides that, upon the Company’s emergence from the Chapter 11 process, subject to court approval and other conditions:
•Opioid claims would be channeled to one or more trusts, which would receive $1,725.0 million in structured payments consisting of (i) a $450.0 million payment upon the Company’s emergence from Chapter 11; (ii) a $200.0 million payment upon each of the first and second anniversaries of emergence; (iii) a $150.0 million payment upon each of the third through seventh anniversaries of emergence; and (iv) a $125.0 million payment upon the eighth anniversary of emergence with an eighteen month prepayment option at a discount for all but the first payment.
•Opioid claimants would also receive warrants for approximately 19.99% of the reorganized Company’s new outstanding shares, after giving effect to the exercise of the warrants, but subject to dilution from equity reserved under the management incentive plan, exercisable at any time on or prior to the sixth anniversary of the Company's emergence, at a strike price reflecting an aggregate equity value for the reorganized Debtors of $1,551.0 million (the "New Opioid Warrants").
•Upon commencing the Chapter 11 filing, the Company has begun to comply with an agreed-upon operating injunction with respect to the operation of its opioid business.
In accordance with the announced agreement in principle, the Company recorded an accrual for the additional structured cash payment related to this contingency of $125.0 million during the three months ended September 24, 2021. As of September 24, 2021 and December 25, 2020, the Company maintained an accrual for this contingency of $1,725.0 million and $1,600.0 million within LSTC, respectively. No value has been ascribed to the warrants as of September 24, 2021 or December 25, 2020 as the Company cannot reasonably estimate the equity value upon emergence. For further information on the terms of this proposed resolution, refer to Note 2.
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
New York State Opioid Stewardship Act. On October 24, 2018, the Company filed suit in the U.S. District Court for the Southern District of New York against the State of New York, asking the court to declare New York State's Opioid Stewardship Act (“OSA”) unconstitutional and to enjoin its enforcement. On December 19, 2018, the court declared the OSA unconstitutional and granted the Company's motion for preliminary injunctive relief. On January 17, 2019, the State of New York appealed the court's decision. On September 14, 2020, a panel of the U.S. Court of Appeals for the Second Circuit reversed in part the lower court’s judgment, finding that the lower court should have dismissed the Company’s (and other parties’) challenges to the OSA for lack of subject matter jurisdiction. Together with the other plaintiffs, the Company filed a petition for rehearing en banc to challenge the panel's decision, which was denied on December 18, 2020. On February 12, 2021, the Second Circuit granted the parties' request to stay the mandate. The parties filed a petition for certiorari with the Supreme Court on May 17, 2021. The Supreme Court denied the petition on October 4, 2021. On October 21, 2021, the District Court vacated its December 19, 2018 order, except for its invalidation of the "pass through prohibition" on the basis it violates the Commerce Clause. The invalidation of that provision remains in effect and the State of New York is permanently enjoined from enforcing it. In April 2019, the State of New York passed its 2020 budget, which amended the OSA so that if the OSA decision is reversed on appeal, the OSA would apply only to the sale or distribution of certain opioids in New York for 2017 and 2018 and, effective July 1, 2019, imposed an excise tax on certain opioids.

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
As a result of this contingency, the Company incurred a retrospective one-time charge of $641.1 million (the "Acthar Gel Medicaid Retrospective Rebate"), of which $536.0 million and $105.1 million was reflected as a component of net sales and operating expenses, respectively, in the consolidated statement of operations for fiscal 2020. The $105.1 million reflected as a component of operating expenses represented a pre-acquisition contingency related to the portion of the Acthar Gel Medicaid Retrospective Rebate that arose from sales of Acthar Gel prior to the Company’s acquisition of Questcor in August 2014. As of September 24, 2021 and December 25, 2020, $634.1 million and $638.9 million related to the Medicaid lawsuit was recorded within LSTC, respectively.
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

Commercial and Securities Litigation
City of Rockford and Other Acthar Gel-Related Matters. On March 12, 2021, the plaintiffs in City of Rockford v. Mallinckrodt ARD, Inc., et al. (“Rockford”), United Ass’n of Plumbers and Pipefitters Local 322 of Southern New Jersey v. Mallinckrodt ARD, LLC, et al. (“Local 322”), Steamfitters Local Union No. 420 v. Mallinckrodt ARD, LLC, et al. (“Steamfitters”), Int'l Union of Operating Engineers Local 542 v. Mallinckrodt ARD Inc., et al. (“Local 542”) and Acument Global Technologies, Inc., v. Mallinckrodt ARD Inc., et al. (“Acument”) filed a motion with the Joint Panel on Multi-District Litigation (“JPML”) under 28 U.S.C. § 1407 requesting that those cases and others alleging claims related to the price of Acthar Gel (including Health Care Service Corp. v. Mallinckrodt ARD LLC, et al. (“HCSC”), City of Marietta v. Mallinckrodt ARD LLC (“Marietta”), Humana Inc. v. Mallinckrodt ARD LLC (“Humana”), MSP Recovery Claims, Series II, LLC, et al. v. Mallinckrodt ARD, Inc., et al. (“MSP”) and U.S. ex rel. Strunck v. Mallinckrodt ARD LLC ("Strunck")) be transferred to the Northern District of Illinois for coordinated or consolidated pretrial proceedings as a MDL (the “Section 1407 Motion”). The Company opposed the Section 1407 Motion. In April 2021, the U.S. District Courts in the Northern District of Illinois and the EDPA stayed consideration of the Company’s motions to transfer Rockford, MSP and Steamfitters to the District of Delaware pending a decision by the JPML. The EDPA District Court also denied Local 542's motion for reconsideration of the court's order transferring that case to the District of Delaware. On June 7, 2021, the JPML denied the Section 1407 Motion on the grounds that the timing and outcome of the bankruptcy proceedings made centralization premature.
On April 30, 2021, the Company filed several pleadings in the Chapter 11 Cases in respect of Acthar Gel-based claims, including without limitation the following: (a) objections to putative class proofs of claim filed by the City of Rockford, City of Marietta, Georgia, United Association of Plumbers and Pipefitters Local 322 of Southern New Jersey and Steamfitters Local Union No. 420; (b) objections to all purportedly Acthar Gel-related proofs of claim that state no basis for Acthar Gel-related liability against the named debtor; (c) a motion for establishment of an administrative claims bar date that would require all Acthar Gel claimants, among others, to promptly file any requests for payment of purported administrative claims; and (d) an adversary proceeding seeking a declaratory judgment that the claims of the City of Rockford, as a governmental unit, are dischargeable in the Chapter 11 Cases.
In May 2021, Law Enforcement Health Benefits, Inc. (“LEHB”) filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois against the Company and certain of its officers and directors as well as third-party advisors captioned Law Enforcement Health Benefits, Inc. v. Trudeau, et al., No. 3:21-cv-50215 (N.D. Ill.) (“LEHB”). The complaint alleges antitrust claims under Section 1 and Section 2 and numerous state laws, RICO claims under 18 U.S.C. §§ 1962(a), 1962(c) and 1962(d), fraud, conspiracy to defraud, and unjust enrichment and incorporates the allegations at issue in Rockford and the Rockford-related cases discussed above. After the complaint was filed, the Company requested that the district court stay the case in light of the Chapter 11 Cases. The motion to stay was granted. In June 2021, LEHB voluntarily dismissed without prejudice the Mallinckrodt defendant entities that are debtors in the Chapter 11 Cases. In July 2021, LEHB voluntarily dismissed without prejudice most of the Company’s officers and directors as named defendants in the case. The case remains stayed. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
On June 16, 2021, the Bankruptcy Court held that the City of Rockford’s claims are dischargeable in the Chapter 11 Cases. On June 29, 2021, the Bankruptcy Court sustained the Company’s objections to the putative class proofs of claim filed by City of Rockford, City of Marietta, United Association of Plumbers and Pipefitters Local 322 of Southern New Jersey and Steamfitters Local Union No. 420.
In September 2021, the Company filed a motion in the Bankruptcy Court to assume the exclusive distribution agreement for Acthar Gel that plaintiffs in Rockford and the Rockford-related litigation matters (together, the “Ad Hoc Acthar Group”) allege is anticompetitive. The Ad Hoc Acthar Group moved to dismiss the motion to assume. In October 2021, the Company filed an adversary proceeding in the Bankruptcy Court seeking a declaratory judgment that the exclusive distribution agreement for Acthar Gel is lawful.
For additional details on Rockford, Local 322, Steamfitters, Local 542, Acument, Marietta, MSP and Strunck, refer to the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 25, 2020.
Health Care Service Corporation Litigation. In February 2020, HCSC filed a non-class complaint against the Company in California state court alleging improper pricing, marketing and distribution of Acthar Gel, and challenging the acquisition of rights to Synacthen® Depot ("Synacthen") by the Company's predecessor-in-interest. The complaint included claims for violation of the New Jersey RICO statute and various states’ antitrust laws. It also included claims for conspiracy to violate the New Jersey RICO statute, fraud, unlawful restraint of trade, unfair and deceptive trade practices, insurance fraud, tortious interference with contract and unjust enrichment. The case, which is proceeding as Health Care Service Corp. v. Mallinckrodt ARD LLC, et al., alleges similar facts as those alleged in the Humana matter below. The Company intends to vigorously defend itself in this matter and the Company moved to dismiss the complaint in June 2020. In August 2020, the court dismissed the antitrust and tortious interference claims without prejudice, but held that HCSC could proceed to discovery on its remaining counts. The Company disagrees with the court's decision and contests liability. The Company was preparing to move to dismiss an amended complaint when the Company filed the Chapter 11 Cases. In January 2021, the Company removed this case to federal court and moved for transfer to the District of Delaware where the Company's Chapter 11 Cases are pending. HCSC moved to remand the case back to state court. On June 17, 2021, the district court in California remanded the case back to California state court. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
Humana Litigation. In August 2019, Humana Inc. filed a lawsuit against the Company in the U.S. District Court for the Central District of California captioned Humana Inc. v. Mallinckrodt ARD LLC alleging violations of federal and state antitrust laws; RICO violations under 18 U.S.C. § 1962(c); conspiracy to violate RICO under 18 U.S.C. § 1962(d); violations of state unfair competition, consumer fraud and deceptive trade practice laws; state insurance fraud; tortious interference with contract; and unjust enrichment related to the pricing and marketing of Acthar Gel and the acquisition of Synacthen by the Company's predecessor-in-interest. Humana alleges that it paid more than $700.0 million for Acthar Gel and seeks undisclosed damages from 2011 through present. The case alleges similar facts as those alleged in the MSP and Rockford matters, and includes references to allegations at issue in a pending qui tam action against the Company in the U.S. District Court for the EDPA. In March 2020, the court granted-in-part and denied-in-part the Company's motion to dismiss Humana's claims. The court dismissed Humana's antitrust and tortious interference claims with leave to amend. The court denied the Company's motion to dismiss Humana's RICO and other fraud-based claims. Humana filed an amended complaint in May 2020, which the Company moved to dismiss. In August 2020, the court granted-in-part and denied-in-part the Company's motion to dismiss the amended complaint. The court dismissed with prejudice Humana's claims under most state antitrust laws to the extent predicated on conduct before 2014 and Humana's tortious interference claims. The court ruled that Humana's federal antitrust, federal RICO, state insurance fraud and unjust enrichment claims may proceed. The Company disagrees with the court's decision and contest liability. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. In September 2020, the Company answered the remaining allegations and claims of the operative complaint. In October 2020, the court entered an order acknowledging the automatic stay of this litigation pursuant to §362 of the Bankruptcy Code. In January 2021, the Company moved to transfer this case to the District of Delaware where the Company's Chapter 11 Cases are pending. Humana opposed transfer. On June 28, 2021, the district court in California granted the Company’s motion to transfer the case to the District of

Delaware where the Chapter 11 cases are pending. Humana, along with an assignee of claims by United Healthcare Services, Inc., Optum Rx Group Holdings and OptumRx Holdings, LLC and CVS Pharmacy, Inc. (together, the "Acthar Insurance Claimants"), has filed similar claims (including claims for administrative expense) in the Chapter 11 Cases. In August 2021, the Company filed a motion for partial summary judgement as to the Acthar Insurance Claimants' antitrust claims. In September 2021, the Bankruptcy Court denied the Company's motion for partial summary judgement in a bench ruling with a written ruling issued in October 2021.
Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its CEO Mark C. Trudeau, its Chief Financial Officer ("CFO") Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court on June 25, 2020, and on July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. On August 10, 2020, an amended complaint was filed by the lead plaintiff alleging an expended putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the "Strougo Defendants"). The amended complaint claims that the defendants made false and/or misleading statements and/or failed to disclose that: (i) the CMS had informed the Company that it was using the wrong base date AMP for calculating the Medicaid rebate the Company owed CMS for Acthar Gel each quarter since 2014; (ii) the Company’s reported net income was improperly inflated in violation of GAAP; (iii) the Company’s contingent liabilities associated with the rebates owed to CMS for Acthar Gel were misrepresented; (iv) the Company’s fiscal year 2019 guidance for Acthar Gel net sales was false; (v) the Company failed to disclose material information regarding the cases captioned Landolt v. Mallinckrodt ARD LLC, No. 1:18-cv-11931-PBS (D. Mass.) (Landolt) and U.S. ex rel. Strunck v. Mallinckrodt ARD LLC, No. 2:12-cv-0175-BMS (E.D. Pa.) (Strunck), or the related investigation by the DOJ and (vi) the Company failed to disclose that the clinical trials for Acthar Gel were purportedly initiated in order to make it appear that alternative revenue opportunities for Acthar Gel existed and thus offset the expected 10% decline in net sales as a result of the rebates the Company now had to pay. On October 1, 2020, the defendants filed a motion to dismiss the amended complaint. The defendants intends to vigorously defend themselves in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. As to the Company, this litigation is subject to the automatic stay under §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined proceedings against the Strougo Defendants. The plaintiffs subsequently appealed the Bankruptcy Court action to the U.S. District Court in Delaware through a motion for reconsideration, which was denied by that court on January 27, 2021.
Employee Stock Purchase Plan (ESPP) Securities Litigation. In July 2017, a purported purchaser of Mallinckrodt stock through Mallinckrodt's ESPPs filed a derivative and class action lawsuit in the Federal District Court in the Eastern District of Missouri, captioned Solomon v. Mallinckrodt plc, et al., against the Company, its CEO, its former CFO Matthew K. Harbaugh, its Controller Kathleen A. Schaefer, and current and former directors of the Company (collectively, the "Solomon Defendants"). On September 6, 2017, plaintiff voluntarily dismissed its complaint in the Federal District Court for the Eastern District of Missouri and refiled virtually the same complaint in the D.C. District Court. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt stock between November 25, 2014, and January 18, 2017, through the ESPPs. In the alternative, the plaintiff alleges a class action for those same purchasers/acquirers of stock in the ESPPs during the same period. The complaint asserts claims under Section 11 of the Securities Act and for breach of fiduciary duty, misrepresentation, non-disclosure, mismanagement of the ESPPs' assets and breach of contract arising from substantially similar allegations as those contained in the Patricia A. Shenk v. Mallinckrodt plc, et al ("Shenk") class action lawsuit. Stipulated co-lead plaintiffs were approved by the court on March 1, 2018. Co-lead Plaintiffs filed an amended complaint on June 4, 2018 having a class period of July 14, 2014 to November 6, 2017. The complaint seeks damages in an unspecified amount. On July 6, 2018, this matter was stayed by agreement of the parties pending resolution of the Shenk class action lawsuit. The defendants intends to vigorously defend themselves in this matter. On October 13, 2020, the trial court entered an order acknowledging the automatic stay of this litigation as to the Company pursuant to §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined the proceedings against the individual named defendants.

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
Generic Pharmaceutical Antitrust MDL. In August 2016, a multidistrict litigation was established in the EDPA relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (the "Generic Pricing MDL"). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. Since its establishment, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 200 generic pharmaceutical drugs. Plaintiffs in the Generic Pricing MDL have proceeded with discovery collectively and recently issued subpoenas to former Company employees. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.

Internal Revenue Code Section 453A Interest
As a result of historical internal installment sales, the Company has reported IRC §453A interest on its tax returns on the basis of its interpretation of the IRC. Alternative interpretations of these provisions could result in additional interest payable. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company's interpretation and maintains a corresponding liability of $12.4 million and $28.2 million as of September 24, 2021 and December 25, 2020, respectively. The decrease of $15.8 million was recognized as a benefit to interest expense during the nine months ended September 24, 2021 due to lapses of certain statute of limitations. Further favorable resolution of this uncertainty would likely result in a reversal of this liability and a benefit being recorded to interest expense within the unaudited condensed consolidated statements of operations.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	September 24, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$37.9	$23.7	$14.2	$—
Equity securities	37.3	37.3	—	—
	$75.2	$61.0	$14.2	$—
Liabilities:
Deferred compensation liabilities	$35.9	$—	$35.9	$—
Contingent consideration and acquired contingent liabilities	27.1	—	—	27.1
	$63.0	$—	$35.9	$27.1

	December 25, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$33.0	$23.5	$9.5	$—
Equity securities	31.1	31.1	—	—
	$64.1	$54.6	$9.5	$—
Liabilities:
Deferred compensation liabilities	$38.0	$—	$38.0	$—
Contingent consideration and acquired contingent liabilities	34.7	—	—	34.7
	$72.7	$—	$38.0	$34.7

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
Contingent consideration liabilities. As part of the acquisition of Stratatech Corporation ("Stratatech"), the Company provided contingent consideration to the prior shareholders of Stratatech, primarily in the form of regulatory filing and approval milestones associated with the deep partial-thickness and full-thickness indications associated with StrataGraft. For each indication, the Company is responsible for a payment upon acceptance of the Company's submission and another upon approval by the FDA. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the acquisition of Stratatech to be $27.1 million and $19.1 million as of September 24, 2021 and December 25, 2020, respectively.

As part of the acquisition of Ocera, the Company provided contingent consideration to the prior shareholders of Ocera in the form of both patient enrollment clinical study milestones and sales-based milestones associated with MNK-6105 and MNK-6106. During the three months ended March 26, 2021, the Company determined it will no longer pursue further development of this asset. The Company determined the fair value of the contingent consideration based on an option pricing model to be zero and $15.6 million as of September 24, 2021 and December 25, 2020, respectively.
Contingent consideration liabilities were classified as LSTC in the unaudited condensed consolidated balance sheet as of September 24, 2021. The following table summarizes the activity for contingent consideration:

Balance as of December 25, 2020	$34.7
Fair value adjustments	(7.6)
Balance as of September 24, 2021	$27.1

Financial Instruments Not Measured at Fair Value
    The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of September 24, 2021 and December 25, 2020:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $59.6 million and $56.4 million as of September 24, 2021 and December 25, 2020 (level 1), respectively. As of September 24, 2021, $23.3 million and $36.3 million of the restricted cash balance was included in prepaid and other current assets and other assets, respectively, on the unaudited condensed consolidated balance sheet. As of December 25, 2020, $20.2 million and $36.2 million of the restricted cash balance was included in prepaid and other current assets and other assets, respectively, on the consolidated balance sheet.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $51.0 million and $52.3 million as of September 24, 2021 and December 25, 2020, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
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

	September 24, 2021		December 25, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
5.75% senior notes due August 2022	$610.3	$353.1	$610.3	$191.2
4.75% senior notes due April 2023	133.7	49.7	133.7	11.1
5.625% senior notes due October 2023	514.7	302.9	514.7	158.9
5.50% senior notes due April 2025	387.2	226.9	387.2	115.4
10.00% first lien senior notes due April 2025	495.0	539.5	495.0	528.4
10.00% second lien senior notes due April 2025	322.9	322.1	322.9	279.0
Revolving credit facility	900.0	900.0	900.0	900.0
Level 2:
9.50% debentures due May 2022	10.4	7.7	10.4	4.2
8.00% debentures due March 2023	4.4	3.2	4.4	1.3
Term loan due September 2024	1,403.9	1,351.5	1,505.2	1,386.9
Term loan due February 2025	372.6	357.7	399.5	367.9
Total Debt	$5,155.1	$4,414.3	$5,283.3	$3,944.3

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total segment net sales. which excludes the one-time charge incurred during the three and nine months ended September 25, 2020 related to the Medicaid lawsuit:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
CuraScript, Inc.	27.0%	28.1%	25.2%	27.7%

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	September 24, 2021	December 25, 2020
AmerisourceBergen Corporation	37.1%	33.6%
McKesson Corporation	16.2	18.2

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total segment net sales, which excludes the one-time charge incurred during the three and nine months ended September 25, 2020 related to the Medicaid lawsuit:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Acthar Gel	28.3%	27.9%	26.3%	27.9%
INOmax	19.4	20.3	21.0	21.2
Ofirmev	*	12.7	*	10.5
Therakos	12.3	*	12.3	*
*Net sales attributable to these products were less than 10.0% of total net sales during the respective periods presented above.

14.	Segment Data
The Company operates in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and APIs.
Management measures and evaluates the Company's operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items may include, but are not limited to, depreciation and amortization, share-based compensation, net restructuring charges, non-restructuring impairment charges, separation costs, research and development ("R&D") upfront payments, changes related to the Amended Proposed Opioid-Related Litigation Settlement and the Acthar Gel Medicaid Retrospective Rebate incurred as a result of the Medicaid lawsuit. Although these amounts are excluded from segment net sales and operating income, as applicable, they are included in reported consolidated net sales and operating income (loss) and are reflected in the reconciliations presented below.

Selected information by reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net sales:
Specialty Brands	$359.7	$539.6	$1,149.6	$1,553.0
Specialty Generics	147.5	159.4	462.0	512.7
Segment net sales	507.2	699.0	1,611.6	2,065.7
Medicaid lawsuit (Note 12)	—	(0.7)	—	(535.1)
Net sales	$507.2	$698.3	$1,611.6	$1,530.6
Operating income (loss):
Specialty Brands	$189.9	$291.8	$588.6	$765.0
Specialty Generics	15.2	43.1	73.8	155.5
Segment operating income	205.1	334.9	662.4	920.5
Unallocated amounts:
Corporate and unallocated expenses (1)	(20.8)	(42.1)	(69.1)	(152.3)
Depreciation and amortization	(168.4)	(236.1)	(506.1)	(675.5)
Share-based compensation	(2.4)	(4.3)	(8.4)	(17.6)
Restructuring charges, net	(11.0)	(3.2)	(17.5)	(15.8)
Non-restructuring impairment charges	—	—	(64.5)	(63.5)
Separation costs (2)	(0.1)	(33.0)	(1.0)	(75.0)
R&D upfront payment (3)	—	—	—	(5.0)
Opioid-related litigation settlement (loss) gain (Note 12)	(125.0)	25.8	(125.0)	34.1
Medicaid lawsuit (Note 12)	—	(0.5)	—	(640.2)
Operating (loss) income	$(122.6)	$41.5	$(129.2)	$(690.3)

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
(3)Represents R&D expense incurred related to an upfront payment made to acquire product rights in Japan for terlipressin.

Net sales by product family within the Company's reportable segments were as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Acthar Gel	$143.4	$195.3	$423.9	$576.6
INOmax	98.4	141.9	338.3	438.5
Ofirmev	4.7	88.7	24.0	216.0
Therakos	62.5	62.6	197.8	174.1
Amitiza (1)	49.6	47.7	155.8	138.2
Other	1.1	3.4	9.8	9.6
Specialty Brands	359.7	539.6	1,149.6	1,553.0

Hydrocodone (API) and hydrocodone-containing tablets	16.9	20.0	60.7	71.9
Oxycodone (API) and oxycodone-containing tablets	15.2	16.1	49.5	48.0
Acetaminophen (API)	49.6	54.9	146.8	154.5
Other controlled substances	60.8	62.4	187.9	223.8
Other	5.0	6.0	17.1	14.5
Specialty Generics	147.5	159.4	462.0	512.7
Segment net sales	507.2	699.0	1,611.6	2,065.7
Medicaid lawsuit (Note 12)	—	(0.7)	—	(535.1)
Net sales	$507.2	$698.3	$1,611.6	$1,530.6
(1)Amitiza consists of both product net sales and royalties. Refer to Note 2 for further details on Amitiza's revenues.

15.	Subsequent Events
Bankruptcy Proceedings
Certain bankruptcy proceeding matters occurred during the nine months ended September 24, 2021 or prior, but had subsequent updates through the issuance of this report. See further discussion in Note 2.

Commitments and Contingencies
Certain litigation matters occurred during the nine months ended September 24, 2021 or prior, but had subsequent updates through the issuance of this report. See further discussion in Note 12.

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

Reorganization items, net
Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of liabilities subject to compromise ("LSTC") at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court. During the three and nine months ended September 24, 2021, we incurred $126.2 million and $329.2 million of reorganization items, net, respectively.
During the three and nine months ended September 25, 2020, we incurred $13.4 million and $53.1 million in opioid defense costs, respectively, and $33.0 million and $75.0 million in separation costs, respectively, which were both included within selling general and administrative ("SG&A") expenses. As of the Petition Date, the majority of these costs are being classified on a go-forward basis as reorganization items, net, as they directly relate to the Chapter 11 proceedings.

StrataGraft®
On June 15, 2021, we announced that the U.S. Food and Drug Administration ("FDA") had approved the StrataGraft biologics license application ("BLA") for the treatment of adults with deep partial-thickness burns and we expect commercial launch to commence during the fourth quarter of fiscal 2021.

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
In response to receipt of the CRL, we had an End of Review Meeting on October 26, 2020 and a Type A Meeting on January 29, 2021 with the FDA where both parties engaged in constructive dialogue in an effort to clarify a viable path to U.S. approval. On August 18, 2021, we resubmitted our NDA for terlipressin to the FDA. The Prescription Drug User Fee Act (PDUFA) date for this development product is February 18, 2022. We will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated in-process research and development ("IPR&D") asset of $81.0 million included within intangible assets, net on the unaudited condensed consolidated balance sheets as of September 24, 2021 and December 25, 2020.

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
We expect the coming months to continue to be challenging due to the impact of COVID-19. Our business performance was significantly impacted by COVID-19 during fiscal 2020 and the nine months ended September 24, 2021. The ultimate business impact going forward will largely be determined by the ongoing return to work guidance issued by international, national, and local governments and health officials and organizations. We are monitoring the demand for our products, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on a product, such as Acthar Gel, due to the limited ability of our sales representatives to meet with physicians and patients to visit their doctors and pharmacists to receive prescriptions for certain of our products. In regards to Acthar Gel, we continue to see a reduction in new patients, which may continue to impact results in fiscal 2021. Furthermore, while we are supporting the continuation of ongoing patients in our clinical trials, as much as possible, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials.

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

Specialty Brands
Net sales of Ofirmev® for the three months ended September 24, 2021 decreased $84.0 million, or 94.7%, to $4.7 million driven primarily by the entrance of generic competition during fiscal 2021.
Net sales of Acthar Gel for the three months ended September 24, 2021 decreased $51.9 million, or 26.6%, to $143.4 million driven primarily by the marketplace impact of the COVID-19 pandemic and continued payer scrutiny on overall specialty pharmaceutical spending. We anticipate that competition will likely intensify in relation to our Acthar Gel product following ANI Pharmaceuticals Inc’s. (“ANI”) expected commercial launch of their purified cortrophin gel product during the first quarter of 2022, which could have an adverse effect on our financial condition, results of operations and cash flows. ANI’s purified cortrophin gel product was recently approved by the FDA for the treatment of certain chronic autoimmune disorders, including acute exacerbations of multiple sclerosis and rheumatoid arthritis, in addition to excess urinary protein due to nephrotic syndrome. We continue our efforts to extend the value of the Acthar Gel product through product enhancements including the ongoing development of the Acthar Gel self-injection device, which will create an easier and more patient-friendly application for single unit dosage indications, as well as through additional studies.
Net sales of INOmax® for the three months ended September 24, 2021 decreased $43.5 million, or 30.7%, to $98.4 million driven primarily by increased competition following the launch of a competitive nitric oxide product before the expiration of the last of the listed patents on May 3, 2036 (November 3, 2026 including pediatric exclusivity), which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We continue to develop and pursue patent protection of next generation nitric oxide delivery systems and additional uses of nitric oxide. We further intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market a generic version of our INOmax product and/or next generation delivery systems.

Specialty Generics
Net sales from the Specialty Generics segment decreased $11.9 million, or 7.5%, to $147.5 million for the three months ended September 24, 2021, compared to $159.4 million for the three months ended September 25, 2020 primarily driven by a decrease in acetaminophen and hydrocodone-related products net sales of $5.3 million and $3.1 million, respectively.

Results of Operations
This report contains certain financial measures, including net sales, gross profit, gross profit margin, SG&A expenses as a percentage of net sales and research and development ("R&D") expenses as a percentage of net sales, which exclude the one-time charge related to the Medicaid lawsuit that is included as a component of net sales for the three and nine months ended September 25, 2020.
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

Three Months Ended September 24, 2021 Compared with Three Months Ended September 25, 2020
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	September 24, 2021	September 25, 2020	Percentage Change
U.S.	$459.8	$632.3	(27.3)%
Europe, Middle East and Africa	40.2	53.3	(24.6)
Other geographic areas	7.2	13.4	(46.3)
Geographic area net sales	507.2	699.0	(27.4)
Medicaid lawsuit	—	(0.7)	*
Net sales	$507.2	$698.3	(27.4)%
*Not meaningful

Net sales for the three months ended September 24, 2021 decreased $191.1 million, or 27.4%, to $507.2 million, compared with $698.3 million for the three months ended September 25, 2020. This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of Ofirmev, Acthar Gel and INOmax, as previously mentioned. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating (Loss) Income
Gross profit. Gross profit for the three months ended September 24, 2021 decreased $107.3 million, or 36.3%, to $188.0 million, compared with $295.3 million for the three months ended September 25, 2020. Gross profit margin was 37.1% for the three months ended September 24, 2021, compared with 42.3% for the three months ended September 25, 2020. These decreases were primarily driven by the $191.1 million decrease in net sales and a change in product mix.
Selling, general and administrative expenses. SG&A expenses for the three months ended September 24, 2021 were $127.3 million, compared with $220.8 million for the three months ended September 25, 2020, a decrease of $93.5 million, or 42.3%. As a percentage of net sales, SG&A expenses were 25.1% and 31.6% for the three months ended September 24, 2021 and September 25, 2020, respectively. These decreases were primarily driven by the bankruptcy-related professional fees being classified as reorganization items, net, subsequent to the Petition Date. Comparatively, during the three months ended September 25, 2020, we incurred $13.4 million and $33.0 million in opioid defense costs and separation costs, respectively, that were reflected in SG&A. These decreases were also driven by cost containment initiatives and lower employee compensation costs, coupled with a $2.1 million decrease in the fair value of our contingent consideration liabilities during three months ended September 24, 2021, compared to a $8.1 million increase during the three months ended September 25, 2020.
Research and development expenses. R&D expenses decreased $18.2 million, or 27.8%, to $47.3 million for the three months ended September 24, 2021, compared with $65.5 million for the three months ended September 25, 2020. The decrease was driven by the completion of certain development programs during fiscal 2020. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 9.3% and 9.4% for the three months ended September 24, 2021 and September 25, 2020, respectively.
Restructuring charges, net. During the three months ended September 24, 2021 and September 25, 2020, we incurred $11.0 million and $3.2 million of restructuring charges, net, respectively, primarily related to employee severance and benefits.
Gains on divestiture. During the three months ended September 25, 2020, we incurred a gain of $9.7 million primarily driven by a gain of $10.0 million related to the achievement of a milestone related to the sale of a portion of our Hemostasis business in fiscal 2018 to Baxter International, Inc. ("Baxter").
Opioid-related litigation settlement. During the three months ended September 24, 2021, we recorded a charge of $125.0 million as a result of an additional payment expected to be made on the eighth anniversary of the effective date of the Amended Proposed Opioid-Related Litigation Settlement, in accordance with the agreement in principle reached on September 2, 2021. For further information, refer to Note 2 of the notes to the unaudited condensed consolidated financial statements. During the three months ended September 25, 2020, we recorded a non-cash gain of $25.8 million as a result of the change in the settlement warrants' fair value driven by the decreased value of our share price. Consistent with the determination at December 25, 2020, the settlement warrants continue to have no value as of September 24, 2021 given we cannot reasonably estimate the equity value at emergence. For further information, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.

Non-Operating Items
Interest expense and interest income. During the three months ended September 24, 2021 and September 25, 2020, net interest expense was $48.7 million and $61.3 million, respectively. The $13.5 million decrease in interest expense was primarily attributable to a $23.1 million decrease resulting from the cessation of interest accruals as of the Petition Date on outstanding unsecured pre-petition debt classified as LSTC in connection with the Chapter 11 Cases, partially offset by $15.8 million of expense related to adequate protection payments. Additionally, the three months ended September 24, 2021 and September 25, 2020 included the recognition of a $9.6 million and $8.4 million benefit to interest expense, respectively, due to a lapse of certain statute of limitations. Interest income decreased to zero for the three months ended September 24, 2021, compared with $0.9 million for the three months ended September 25, 2020.
Other (expense) income, net. During the three months ended September 24, 2021, we recorded other expense, net, of $3.5 million, compared with zero for the three months ended September 25, 2020. The three months ended September 24, 2021 included an $8.3 million unrealized loss on equity securities, inclusive of foreign currency loss, related to our investment in Silence Therapeutics plc ("Silence"), compared to a $0.1 million unrealized loss during the three months ended September 25, 2020. The three months ended September 24, 2021 also included a $5.0 million one-time milestone receivable.
Reorganization items, net. During the three months ended September 24, 2021, we recorded $126.2 million of reorganization items, net driven by advisor and legal fees directly related to our Chapter 11 proceedings. These charges included $119.4 million of advisor and legal fees directly related to the Chapter 11 Cases and $6.8 million of deferred financing fee write-offs related to the 10.00% second lien senior secured notes due 2025 ("Second Lien Notes") in order to reflect the carrying value within LSTC on the unaudited condensed consolidated balance sheet as of September 24, 2021 at the estimated allowed claim amount.
Income tax benefit. We recognized an income tax benefit of $32.0 million on a loss from continuing operations before income taxes of $301.0 million for the three months ended September 24, 2021, and an income tax benefit of $211.6 million on a loss from continuing operations before income taxes of $19.8 million for the three months ended September 25, 2020. This resulted in effective tax rates of 10.6% and 1,068.7% for the three months ended September 24, 2021 and September 25, 2020, respectively. The income tax benefit for the three months ended September 24, 2021 was comprised of $26.2 million of current tax benefit and $5.8 million of deferred tax benefit. The current tax benefit was predominantly related to an increase to prepaid taxes and a decrease to uncertain tax positions. The deferred tax benefit was predominantly related to intangible asset amortization partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax benefit for the three months ended September 25, 2020 was comprised of $201.4 million of current tax benefit and $10.2 million of deferred tax benefit. The current tax benefit was primarily the result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and unrecognized tax benefits, partially offset by the fiscal 2020 reorganization of our intercompany financing and associated legal entity ownership. The deferred tax benefit was predominately related to the fiscal 2020 reorganization of our intercompany financing and associated legal entity ownership.
The income tax benefit was $32.0 million for the three months ended September 24, 2021, compared with an income tax benefit of $211.6 million for the three months ended September 25, 2020. The $179.6 million net decrease in the tax benefit included a decrease of $236.8 million attributed to the CARES Act, partially offset by an increase of $32.0 million attributed to the fiscal 2020 reorganization of our intercompany financing and associated legal entity ownership, an increase of $12.6 million attributed to changes in the timing, amount and jurisdictional mix of income, an increase of $7.9 million attributed to uncertain tax positions and an increase of $4.7 million attributed to separation costs, reorganization items, net and restructuring charges, net.

Income (loss) from discontinued operations, net of income taxes. We recorded income from discontinued operations of $5.3 million during the three months ended September 24, 2021 and a loss from discontinued operations of $0.2 million during the three months ended September 25, 2020, respectively. The income during the three months ended September 24, 2021 primarily related to the recognition of a tax benefit related to a release of tax and interest on unrecognized tax benefits due to a lapse of certain statute of limitations related to the Nuclear Imaging business. The remaining activity in both periods related to various post-sale adjustments associated with our previous divestitures.

Nine Months Ended September 24, 2021 Compared with Nine Months Ended September 25, 2020
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Nine Months Ended
	September 24, 2021	September 25, 2020	Percentage Change
U.S.	$1,466.0	$1,836.0	(20.2)%
Europe, Middle East and Africa	120.7	185.0	(34.8)
Other geographic areas	24.9	44.7	(44.3)
Geographic area net sales	1,611.6	2,065.7	(22.0)
Medicaid lawsuit (Note 12)	—	(535.1)	*
Net sales	$1,611.6	$1,530.6	5.3
*Not meaningful

Net sales for the nine months ended September 24, 2021 increased $81.0 million, or 5.3%, to $1,611.6 million, compared with $1,530.6 million for the nine months ended September 25, 2020. This increase was primarily driven by a retrospective one-time charge of $535.1 million reflected as a component of net sales related to the Medicaid lawsuit during the nine months ended September 25, 2020. For further information on the Medicaid lawsuit, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.
Net sales (excluding the one-time charge related to the Medicaid lawsuit) for the nine months ended September 24, 2021 decreased $454.1 million, or 22.0%, to $1,611.6 million, compared with $2,065.7 million for the nine months ended September 25, 2020. This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of Ofirmev, Acthar Gel and INOmax. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit. Gross profit for the nine months ended September 24, 2021 increased $294.3 million, or 82.0%, to $653.2 million, compared with $358.9 million for the nine months ended September 25, 2020. Gross profit margin was 40.5% for the nine months ended September 24, 2021, compared to 23.4% for the nine months ended September 25, 2020. These increases were primarily driven by the retrospective one-time charge of $535.1 million reflected as a component of net sales related to the Medicaid lawsuit during the nine months ended September 25, 2020.
Gross profit (excluding the one-time charge related to the Medicaid lawsuit, as discussed above) for the nine months ended September 24, 2021 decreased $240.8 million, or 26.9%, to $653.2 million, compared with $894.0 million for the nine months ended September 25, 2020, due in part to the $454.1 million decrease in net sales and a change in product mix. Gross profit margin was 40.5% for the nine months ended September 24, 2021, compared to 43.3% for the nine months ended September 25, 2020 when excluding the one-time charge related to the Medicaid lawsuit. The decrease in gross profit margin was primarily attributable to the decrease in net sales, as well as a change in product mix.
Selling, general and administrative expenses. SG&A expenses for the nine months ended September 24, 2021 were $408.3 million, compared with $683.2 million for the nine months ended September 25, 2020, a decrease of $274.9 million, or 40.2%. As a percentage of net sales, SG&A expenses were 25.3% for the nine months ended September 24, 2021, compared to 44.6%, or 33.1% when excluding the one-time charge related to the Medicaid lawsuit, for the nine months ended September 25, 2020. These decreases were primarily driven by the bankruptcy-related professional fees being classified as reorganization items, net, subsequent to the Petition Date. Comparatively, during the nine months ended September 25, 2020, we incurred $53.1 million and $75.0 million in opioid defense costs and separation costs, respectively, that were reflected in SG&A. These decreases were also driven by cost containment initiatives and lower employee compensation costs, coupled with a $7.6 million decrease in the fair value of our contingent consideration liabilities during nine months ended September 24, 2021, compared to a $2.4 million increase during the three months ended September 25, 2020.
Research and development expenses. R&D expenses decreased $59.5 million, or 26.4%, to $166.3 million for the nine months ended September 24, 2021, compared with $225.8 million for the nine months ended September 25, 2020. The decrease was driven by the completion of certain development programs during fiscal 2020. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 10.3% for the nine months ended September 24, 2021, compared to 14.8%, or 10.9% when excluding the one-time charge related to the Medicaid lawsuit, for the nine months ended September 25, 2020.
Restructuring charges, net. During the nine months ended September 24, 2021 and September 25, 2020, we incurred $17.5 million and $15.8 million of restructuring charges, net, respectively, primarily related to employee severance and benefits.
Non-restructuring impairment charges. During the nine months ended September 24, 2021 we recognized a full impairment on our Specialty Brands IPR&D asset related to MNK-6105 and MNK-6106 of $64.5 million. We decided we will no longer pursue further development of this asset. During the nine months ended September 25, 2020, we recognized a partial impairment charge on our Ofirmev intangible asset of $63.5 million due to the revision of its useful life to end December 2020, commensurate with the final period of market exclusivity.
(Gains) and losses on divestiture. During the nine months ended September 24, 2021 and September 25, 2020, we incurred a loss of $0.8 million and a gain of $10.1 million, respectively. The nine months ended September 25, 2020 included a gain of $10.0 million related to the achievement of a milestone related to the sale of a portion of our Hemostasis business in fiscal 2018 to Baxter.
Opioid-related litigation settlement. During the nine months ended September 24, 2021, we recorded a charge of $125.0 million as a result of an additional payment expected to be made on the eighth anniversary of the effective date of the Amended Proposed Opioid-Related Litigation Settlement, in accordance with the agreement in principle reached on September 2, 2021. For further information, refer to Note 2 of the notes to the unaudited condensed consolidated financial statements. During the nine months ended September 25, 2020, we recorded a non-cash gain of $34.1 million as a result of the change in the settlement warrants' fair value. Consistent with the determination at December 25, 2020, the New Opioid Warrants continue to have no value as of September 24, 2021 given we cannot reasonably estimate the equity value at emergence. For further information, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.
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

Non-Operating Items
Interest expense and interest income. During the nine months ended September 24, 2021 and September 25, 2020, net interest expense was $158.8 million and $195.5 million, respectively. The $40.2 million decrease in interest expense was primarily attributable to a $69.6 million decrease resulting from the cessation of interest accruals as of the Petition Date on outstanding unsecured pre-petition debt classified as LSTC in connection with the Chapter 11 Cases coupled with a lower average outstanding debt balance, partially offset by $46.1 million of expense related to adequate protection payments. Additionally, the nine months ended September 24, 2021 and September 25, 2020 included the recognition of a $15.8 million and $19.2 million benefit to interest expense, respectively, due to a lapse of certain statute of limitations. The Company recognized interest income of $1.9 million and $5.4 million during the nine months ended September 24, 2021 and September 25, 2020, respectively. The decrease in interest income was primarily driven by lower interest rates during the nine months ended September 24, 2021 and interest earned on our preferred equity certificates that were received as contingent consideration related to the sale of the Nuclear Imaging business during the nine months ended September 25, 2020.
Other income, net. During the nine months ended September 24, 2021 and September 25, 2020, we recorded other income, net, of $15.9 million and $1.1 million, respectively. The nine months ended September 24, 2021 included a $6.2 million unrealized gain on equity securities, inclusive of foreign currency gain, related to our investment in Silence, compared to $1.8 million for the nine months ended September 25, 2020. The nine months ended September 24, 2021 also included $9.0 million related to one-time milestone receivables.

Reorganization items, net. During the nine months ended September 24, 2021, we recorded $329.2 million of reorganization items, net in conjunction with our Chapter 11 proceedings. These charges included $306.6 million of advisor and legal fees directly related to the Chapter 11 Cases and $23.1 million of deferred financing fee write-offs related to the senior secured term loan due September 2024 (the "2017 Term Loan") and senior secured term loan due February 2025 (the "2018 Term Loan") and Second Lien Notes in order to reflect their respective carrying values within LSTC on the unaudited condensed consolidated balance sheet as of September 24, 2021 at their estimated allowed claim amounts.
Income tax benefit. We recognized an income tax benefit of $81.9 million on a loss from continuing operations before income taxes of $601.3 million for the nine months ended September 24, 2021, and an income tax benefit of $69.2 million on a loss from continuing operations before income taxes of $884.7 million for the nine months ended September 25, 2020. This resulted in effective tax rates of 13.6% and 7.8% for the nine months ended September 24, 2021 and September 25, 2020, respectively. The income tax benefit for the nine months ended September 24, 2021 was comprised of $62.8 million of current tax benefit and $19.1 million of deferred tax benefit. The current tax benefit was predominantly related to an increase to prepaid taxes and a decrease to uncertain tax positions. The deferred tax benefit was predominantly related to intangible asset amortization, partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax benefit for the nine months ended September 25, 2020 was comprised of $370.3 million of current tax benefit and $301.1 million of deferred tax expense. The current tax benefit was primarily the result of the CARES Act and unrecognized tax benefits, partially offset by the fiscal 2020 reorganization of our intercompany financing and associated legal entity ownership. The deferred tax expense was predominately related to the valuation allowance recorded against our net deferred tax assets and unrecognized tax benefits, partially offset by a tax benefit predominately related to the fiscal 2020 reorganization of our intercompany financing and associated legal entity ownership.
The income tax benefit was $81.9 million for the nine months ended September 24, 2021, compared with an income tax benefit of $69.2 million for the nine months ended September 25, 2020. The $12.7 million net increase in the tax benefit included an increase of $202.7 million attributed to a valuation allowance recorded against our net deferred tax assets, an increase of $56.2 million attributed to changes in the timing, amount and jurisdictional mix of income, an increase of $25.7 million predominately attributed to the fiscal 2020 reorganization of our intercompany financing and associated legal entity ownership, an increase of $10.8 million attributed to separation costs, reorganization items, net and restructuring charges, net and an increase of $2.8 million attributed to uncertain tax positions, partially offset by a decrease of $285.5 million attributed to the CARES Act.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $6.0 million and $23.8 million during the nine months ended September 24, 2021 and September 25, 2020, respectively. The income during both periods were primarily related to the recognition of tax benefits related to releases of tax and interest on unrecognized tax benefits due to lapses of certain statute of limitations related to the Nuclear Imaging business.

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

Three Months Ended September 24, 2021 Compared with Three Months Ended September 25, 2020
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	September 24, 2021	September 25, 2020	Percentage Change
Specialty Brands	$359.7	$539.6	(33.3)%
Specialty Generics	147.5	159.4	(7.5)
Segment net sales	507.2	699.0	(27.4)
Medicaid lawsuit (Note 12)	—	(0.7)	*
Net sales	$507.2	$698.3	(27.4)
*Not meaningful

Specialty Brands. Net sales for the three months ended September 24, 2021 decreased $179.9 million to $359.7 million, compared with $539.6 million for the three months ended September 25, 2020. The decrease in net sales was primarily driven by an $84.0 million, or 94.7%, decrease in Ofirmev driven by the loss of exclusivity at the end of fiscal 2020 and the entrance of generic competition during fiscal 2021, a $51.9 million, or 26.6%, decrease in Acthar Gel net sales driven by the marketplace impact of the COVID-19 pandemic and continued payer scrutiny on overall specialty pharmaceutical spending and a $43.5 million, or 30.7%, decrease in INOmax driven by increased competition, as previously discussed.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	September 24, 2021	September 25, 2020	Percentage Change
U.S.	$337.5	$504.7	(33.1)%
Europe, Middle East and Africa	18.4	24.9	(26.1)
Other	3.8	10.0	(62.0)
Net sales	$359.7	$539.6	(33.3)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	September 24, 2021	September 25, 2020	Percentage Change
Acthar Gel	$143.4	$195.3	(26.6)%
INOmax	98.4	141.9	(30.7)
Ofirmev	4.7	88.7	(94.7)
Therakos	62.5	62.6	(0.2)
Amitiza	49.6	47.7	4.0
Other	1.1	3.4	(67.6)
Specialty Brands	$359.7	$539.6	(33.3)

Specialty Generics. Net sales for the three months ended September 24, 2021 decreased $11.9 million, or 7.5%, to $147.5 million, compared with $159.4 million for the three months ended September 25, 2020. The decrease in net sales was due to a decrease in acetaminophen and hydrocodone-related products net sales of $5.3 million and $3.1 million, respectively.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	September 24, 2021	September 25, 2020	Percentage Change
U.S.	$122.3	$127.6	(4.2)%
Europe, Middle East and Africa	21.8	28.4	(23.2)
Other	3.4	3.4	—
Net sales	$147.5	$159.4	(7.5)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	September 24, 2021	September 25, 2020	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$16.9	$20.0	(15.5)%
Oxycodone (API) and oxycodone-containing tablets	15.2	16.1	(5.6)
Acetaminophen (API)	49.6	54.9	(9.7)
Other controlled substances	60.8	62.4	(2.6)
Other	5.0	6.0	(16.7)
Specialty Generics	$147.5	$159.4	(7.5)

Operating (Loss) Income
Operating income by segment and as a percentage of segment net sales for the three months ended September 24, 2021 and September 25, 2020 is shown in the following table (dollars in millions):

	Three Months Ended
	September 24, 2021		September 25, 2020
Specialty Brands	$189.9	52.8%	$291.8	54.1%
Specialty Generics	15.2	10.3	43.1	27.0
Segment operating income	205.1	40.4	334.9	47.9
Unallocated amounts:
Corporate and unallocated expenses (1)	(20.8)		(42.1)
Depreciation and amortization	(168.4)		(236.1)
Share-based compensation	(2.4)		(4.3)
Restructuring charges, net	(11.0)		(3.2)
Separation costs (2)	(0.1)		(33.0)
Opioid-related litigation settlement (loss) gain (Note 12)	(125.0)		25.8
Medicaid lawsuit (Note 12)	—		(0.5)
Total operating (loss) income	$(122.6)		$41.5
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

Specialty Brands. Operating income for the three months ended September 24, 2021 decreased $101.9 million, to $189.9 million, compared with $291.8 million for the three months ended September 25, 2020. Operating margin decreased to 52.8% for the three months ended September 24, 2021, compared with 54.1% for the three months ended September 25, 2020. The decrease in operating income and margin was primarily driven by a $144.4 million decrease to gross profit as a result of the decrease in net sales and a change in product mix as discussed above, partially offset by a decrease of $26.2 million, or 24.2%, in SG&A expenses, compared with the three months ended September 25, 2020. The decrease in SG&A was primarily driven by the bankruptcy-related legal fees being classified as reorganization items, net, subsequent to the Petition Date, in addition to cost containment initiatives and lower employee compensation costs. Additionally, R&D expenses decreased $16.4 million, or 30.2%, compared with the three months ended September 25, 2020, as previously discussed above.

Specialty Generics. Operating income for the three months ended September 24, 2021 decreased $27.9 million, to $15.2 million, compared with $43.1 million for the three months ended September 25, 2020. Operating margin decreased to 10.3% for the three months ended September 24, 2021, compared with 27.0% for the three months ended September 25, 2020. The decrease in operating income and margin was primarily attributable to a $30.2 million decrease in gross profit, primarily driven by an increased competitive environment with respect to Other controlled substances, partially offset by decreases in R&D and SG&A expenses.
Corporate and unallocated expenses. Corporate and unallocated expenses were $20.8 million and $42.1 million for the three months ended September 24, 2021 and September 25, 2020, respectively. This decrease was primarily driven by the bankruptcy-related professional fees being classified as reorganization items, net, subsequent to the Petition Date, in addition to cost containment initiatives and lower employee compensation costs. Comparatively, during the three months ended September 25, 2020, we incurred $13.4 million of opioid defense costs that were reflected in SG&A. The decrease was partially offset by the change in the fair value of our contingent consideration liabilities with a $2.1 million gain during three months ended September 24, 2021, compared to a $8.1 million charge during the three months ended September 25, 2020.

Nine Months Ended September 24, 2021 Compared with Nine Months Ended September 25, 2020
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Nine Months Ended
	September 24, 2021	September 25, 2020	Percentage Change
Specialty Brands	$1,149.6	$1,553.0	(26.0)%
Specialty Generics	462.0	512.7	(9.9)
Segment net sales	1,611.6	2,065.7	(22.0)
Medicaid lawsuit (Note 12)	—	(535.1)	*
Net sales	$1,611.6	$1,530.6	5.3
*Not meaningful

Specialty Brands. Net sales for the nine months ended September 24, 2021 decreased $403.4 million to $1,149.6 million, compared with $1,553.0 million for the nine months ended September 25, 2020. The decrease in net sales was primarily driven by a $192.0 million, or 88.9%, decrease in Ofirmev driven by the loss of exclusivity at the end of fiscal 2020 and the entrance of generic competition during the nine months ended September 24, 2021. The decrease in net sales was also impacted by a $152.7 million, or 26.5%, decrease in Acthar Gel net sales driven by the marketplace impact of the COVID-19 pandemic and continued payer scrutiny on overall specialty pharmaceutical spending and a $100.2 million, or 22.9%, decrease in INOmax due to increased competition. These decreases were partially offset by a $23.7 million, or 13.6%, increase in Therakos net sales driven by increased demand as the product begun to see a recovery from the impact of the COVID-19 pandemic during the first half of fiscal 2021 and a $17.6 million, or 12.7%, increase in Amitiza, primarily as a result of the royalty from Par Pharmaceutical, Inc., et al. (collectively Par) beginning in fiscal 2021.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Nine Months Ended
	September 24, 2021	September 25, 2020	Percentage Change
U.S.	$1,078.8	$1,421.6	(24.1)%
Europe, Middle East and Africa	55.7	97.2	(42.7)
Other	15.1	34.2	(55.8)
Net sales	$1,149.6	$1,553.0	(26.0)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Nine Months Ended
	September 24, 2021	September 25, 2020	Percentage Change
Acthar Gel	$423.9	$576.6	(26.5)%
INOmax	338.3	438.5	(22.9)
Ofirmev	24.0	216.0	(88.9)
Therakos	197.8	174.1	13.6
Amitiza	155.8	138.2	12.7
Other	9.8	9.6	2.1
Specialty Brands	$1,149.6	$1,553.0	(26.0)

Specialty Generics. Net sales for the nine months ended September 24, 2021 decreased $50.7 million, or 9.9%, to $462.0 million, compared with $512.7 million for the nine months ended September 25, 2020. The decrease in net sales was primarily driven by a decrease in Other controlled substances of $35.9 million, driven by an increased competitive environment, in addition to decreases in hydrocodone-related products and acetaminophen of $11.2 million and $7.7 million, respectively.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Nine Months Ended
	September 24, 2021	September 25, 2020	Percentage Change
U.S.	$387.2	$414.4	(6.6)%
Europe, Middle East and Africa	65.0	87.8	(26.0)
Other	9.8	10.5	(6.7)
Net sales	$462.0	$512.7	(9.9)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Nine Months Ended
	September 24, 2021	September 25, 2020	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$60.7	$71.9	(15.6)%
Oxycodone (API) and oxycodone-containing tablets	49.5	48.0	3.1
Acetaminophen (API)	146.8	154.5	(5.0)
Other controlled substances	187.9	223.8	(16.0)
Other	17.1	14.5	17.9
Specialty Generics	$462.0	$512.7	(9.9)

Operating Loss
Operating income by segment and as a percentage of segment net sales were as follows (dollars in millions):

	Nine Months Ended
	September 24, 2021		September 25, 2020
Specialty Brands	$588.6	51.2%	$765.0	49.3%
Specialty Generics	73.8	16.0	155.5	30.3
Segment operating income	662.4	41.1	920.5	44.6
Unallocated amounts:
Corporate and unallocated expenses (1)	(69.1)		(152.3)
Depreciation and amortization	(506.1)		(675.5)
Share-based compensation	(8.4)		(17.6)
Restructuring charges, net	(17.5)		(15.8)
Non-restructuring impairment charges	(64.5)		(63.5)
Separation costs (2)	(1.0)		(75.0)
R&D upfront payment (3)	—		(5.0)
Opioid-related litigation settlement (loss) gain (Note 12)	(125.0)		34.1
Medicaid lawsuit (Note 12)	—		(640.2)
Total operating loss	$(129.2)		$(690.3)
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
Specialty Brands. Operating income for the nine months ended September 24, 2021 decreased $176.4 million to $588.6 million, compared with $765.0 million for the nine months ended September 25, 2020. Operating margin increased to 51.2% for the nine months ended September 24, 2021 from 49.3% for the nine months ended September 25, 2020. The decrease in operating income was primarily driven by the $403.4 million, or 26.0%, decrease in net sales and a change in product mix over the same period, which resulted in a $331.3 million decrease in gross profit. Partially offsetting the decrease in operating income and serving to increase operating margin was a $97.2 million, or 27.0%, decrease in SG&A expenses primarily driven by the bankruptcy-related legal fees being classified as reorganization items, net, subsequent to the Petition Date, in addition to cost containment initiatives and lower employee compensation costs and a $57.6 million, or 30.3%, decrease in R&D expenses.
Specialty Generics. Operating income for the nine months ended September 24, 2021 decreased $81.7 million to $73.8 million, compared with $155.5 million for the nine months ended September 25, 2020. Operating margin decreased to 16.0% for the nine months ended September 24, 2021, compared with 30.3% for the nine months ended September 25, 2020. The decrease in operating income and operating margin was primarily attributable to a $76.7 million decrease in gross profit, primarily driven by an increased competitive environment with respect to Other controlled substances, coupled with an increase in R&D expense of $5.2 million.
Corporate and unallocated expenses. Corporate and unallocated expenses were $69.1 million and $152.3 million for the nine months ended September 24, 2021 and September 25, 2020, respectively. This decrease was primarily driven by the bankruptcy-related professional fees being classified as reorganization items, net, subsequent to the Petition Date, in addition to cost containment initiatives and lower employee compensation costs. Comparatively, during the nine months ended September 25, 2020, we incurred $53.1 million of opioid defense costs that were reflected in SG&A. The decrease also included the change in the fair value of our contingent consideration liabilities with a $7.6 million gain during nine months ended September 24, 2021, compared to a $2.4 million charge during the nine months ended September 25, 2020.

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
On October 12, 2020, we voluntarily initiated the Chapter 11 Cases in the Bankruptcy Court to modify our capital structure, including restructuring portions of our debt, and resolve potential legal liabilities, including but not limited to those in connection with the Amended Proposed Opioid-Related Litigation Settlement and the Proposed Acthar Gel-Related Settlement. We intend to use the

Chapter 11 process to provide a fair, orderly, efficient and legally binding mechanism to implement a plan of reorganization, that provides for a financial restructuring designed to strengthen our balance sheet and reduce our total debt by approximately $1,300.0 million, improving our financial position and allowing us to continue driving our strategic priorities and investing in the business to develop and commercialize therapies to improve health outcomes.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. The transactions contemplated by the plan of reorganization are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. As a result, we have concluded that management’s plans at this stage do not alleviate substantial doubt about our ability to continue as a going concern. Consequently, our future cash from operations and access to capital markets may not provide adequate resources to fund our working capital needs, capital expenditures and strategic investments for the foreseeable future.
Under our credit agreement, we are required to prepay our term loans in an amount equal to a specified percentage of excess cash flow. After receiving Bankruptcy Court approval, we made a mandatory prepayment in an amount equal to $114.0 million during the nine months ended September 24, 2021.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Nine Months Ended
	September 24, 2021	September 25, 2020
Net cash from:
Operating activities	$406.4	$294.7
Investing activities	(22.1)	(36.4)
Financing activities	(128.2)	(180.6)
Effect of currency exchange rate changes on cash and cash equivalents	(0.9)	0.2
Net increase in cash and cash equivalents	$255.2	$77.9

Operating Activities
Net cash provided by operating activities of $406.4 million for the nine months ended September 24, 2021 was attributable to a net loss of $513.4 million, adjusted for non-cash items of $577.2 million, driven by depreciation and amortization of $506.1 million and a non-cash impairment charge of $64.5 million. This net loss was also offset by cash provided from a net investment in working capital of $342.6 million, which was primarily driven by an increase to the opioid-related litigation settlement liability of $125.0 million, a $105.7 million decrease in accounts receivable primarily due to lower net sales, a $92.5 million decrease in net tax receivables driven by the receipt of CARES Act income tax refunds, partially offset by an increase in prepaid income taxes, and a $40.4 million net cash inflow related to other assets and liabilities primarily driven by an increase in accrued professional fees. These inflows were partially offset by a $30.9 million increase in inventory.
Net cash provided by operating activities of $294.7 million for the nine months ended September 25, 2020 was primarily attributable to a net loss of $791.7 million, adjusted for non-cash items of $1,028.9 million driven by depreciation and amortization of $675.5 million and a $304.0 reduction in our deferred income tax assets and a non-cash impairment charge of $63.5 million. This net loss was offset by cash provided from net investment in working capital of $57.5 million, which was primarily driven by the recognition of the $640.2 million retrospective one-time charge related to the Medicaid lawsuit. Also included within this change in working capital was an $61.1 million decrease in accounts receivable, offset by a $431.2 million increase in net receivables related to income taxes driven by tax benefits from the CARES Act, a $116.3 million net cash outflow related to other assets and liabilities primarily driven by decreases in accrued payroll and accrued restructuring, a $52.4 million decrease in accounts payable and a $43.9 million increase in inventory.

Investing Activities
Net cash used in investing activities was $22.1 million for the nine months ended September 24, 2021, compared with $36.4 million for the nine months ended September 25, 2020. The $14.3 million decrease was primarily attributable to $16.5 million in proceeds received during the nine months ended September 24, 2021 related to the sale of a portion of our Hemostasis business in fiscal 2018 and a $3.2 million decrease in capital expenditures, partially offset by a $6.4 million cash receipt during the nine months ended September 25, 2020 related to certain rabbi trust settlements. Under our term loan credit agreement, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loan. For further information, refer to "Debt and Capitalization" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities
Net cash used in financing activities was $128.2 million for the nine months ended September 24, 2021, compared with $180.6 million for the nine months ended September 25, 2020. The $52.4 million decrease was primarily impacted by payments of contingent consideration related to the acquisitions of Questcor and Stratatech Corporation during the nine months ended September 25, 2020 of $25.0 million and $20.0 million, respectively, $9.3 million in debt issuance costs incurred during the nine months ended September 25, 2020 and a $6.4 million decrease in debt repayments.

Debt and Capitalization
As of September 24, 2021, the total debt principal was $5,155.1 million, of which $3,760.1 million was classified within LSTC on the unaudited condensed consolidated balance sheet. The total debt principal as of September 24, 2021 was comprised of the following:

Variable-rate instruments:
Term loan due September 2024	$1,403.9
Term loan due February 2025	372.6
Revolving credit facility	900.0
Fixed-rate instruments	2,478.6
Debt principal	$5,155.1

The variable-rate term loan interest rates are based on the London Inter-bank Offered Rate ("LIBOR"), subject to a minimum LIBOR level of 0.75% with interest payments generally expected to be payable every 90 days, and requires quarterly principal payments equal to 0.25% of the principal amount. As of September 24, 2021, our fixed-rate instruments have a weighted-average interest rate of 7.15% and pay interest at various dates throughout the fiscal year. As of September 24, 2021, we were fully drawn on our $900.0 million revolving credit facility.
In November 2015, our Board of Directors authorized us to reduce our outstanding debt at our discretion. As conditions warrant, and subject to limitations under Chapter 11, we may repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise.
The commencement of the Chapter 11 Cases on October 12, 2020 constituted an event of default under certain of our debt agreements. As of September 24, 2021, other than any defaults relating to the Chapter 11 Cases, we were in full compliance with the provisions and covenants associated with our debt agreements. Accordingly, all long-term debt was classified as current on the unaudited condensed consolidated balance sheet as of September 24, 2021. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases. See Note 2 and Note 10 of the notes to the unaudited condensed consolidated financial statements for further information.

Commitments and Contingencies
Legal Proceedings
See Note 12 of the notes to the unaudited condensed consolidated financial statements for a description of the legal proceedings and claims as of September 24, 2021.

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

Off-Balance Sheet Arrangements
As of September 24, 2021, we had various letters of credit, guarantees and surety bonds totaling $34.2 million. There has been no change in our off-balance sheet arrangements during the nine months ended September 24, 2021.

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
We believe that our accounting policies for revenue recognition, intangible assets, acquisitions, contingencies and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended September 24, 2021, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2020.

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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of September 24, 2021, our outstanding debt included $1,776.5 million variable-rate debt on our senior secured term loans and $900.0 million outstanding borrowings on our senior secured revolving credit facility. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, quarterly interest expense would increase by approximately $6.7 million.
The remaining outstanding debt as of September 24, 2021 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. We performed a sensitivity analysis for these arrangements as of September 24, 2021 that measured the potential unfavorable impact to income from continuing operations before income taxes from a hypothetical 10.0% adverse movement in foreign exchange rates relative to the U.S. dollar, with all other variables held constant. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $0.7 million aggregate potential as of September 24, 2021. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 24, 2021 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 12 of the notes to the unaudited condensed consolidated financial statements for further description of the litigation, legal and administrative proceedings as of September 24, 2021.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 25, 2020, filed with the SEC on March 10, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended September 24, 2021. The repurchase activity presented below is limited to deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations as there were no market repurchases during the three months ended September 24, 2021.
On March 1, 2017, the Company's Board of Directors authorized a $1.0 billion share repurchase program (the "March 2017 Program") which commenced upon the completion of the March 2016 Program. The March 2017 Program has no expiration date.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs (in millions)
June 26, 2021 to July 23, 2021	1,006	$0.35	—	$564.2
July 24, 2021 to August 27, 2021	2,013	0.25	—	564.2
August 28, 2021 to September 24, 2021	690	0.21	—	564.2
June 26, 2021 to September 24, 2021	3,709	0.27

Item 6.	Exhibits.

Exhibit Number	Exhibit

10.1	Mallinckrodt Pharmaceuticals Severance Plans for U.S. Officers and Executives, Amended September 8, 2021.
10.2	Form of First Amendment to Employment Agreement by and between ST Shared Services LLC and Executive Officers.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive Data File (Form 10-Q for the quarterly period ended September 24, 2021 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

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

Date: November 2, 2021