Form 10-Q
period 2022-04-01
Mallinckrodt plc
filed 2022-05-03
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Emerging Growth Company	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒

As of April 29, 2022, the registrant had 84,782,926 ordinary shares outstanding at $0.20 par value.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE IRISH COMPANIES ACT 2014)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE IRISH COMPANIES ACT 2014)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended
	April 1, 2022	March 26, 2021
Net sales	$490.9	$558.0
Cost of sales	315.2	307.6
Gross profit	175.7	250.4
Selling, general and administrative expenses	152.5	136.0
Research and development expenses	37.2	66.2
Restructuring charges, net	6.8	0.4
Non-restructuring impairment charges	—	64.5
Losses on divestiture	—	0.8
Operating loss	(20.8)	(17.5)
Interest expense	(58.2)	(59.6)
Interest income	0.4	1.9
Other (expense) income, net	(4.1)	8.1
Reorganization items, net	(43.4)	(93.5)
Loss from continuing operations before income taxes	(126.1)	(160.6)
Income tax benefit	(5.9)	(16.4)
Loss from continuing operations	(120.2)	(144.2)
Income from discontinued operations, net of income taxes	0.6	0.3
Net loss	$(119.6)	$(143.9)

Basic (loss) income per share (Note 6):
Loss from continuing operations	$(1.42)	$(1.70)
Income from discontinued operations	0.01	—
Net loss	$(1.41)	$(1.70)
Basic weighted-average shares outstanding	84.7	84.6

Diluted (loss) income per share (Note 6):
Loss from continuing operations	$(1.42)	$(1.70)
Income from discontinued operations	0.01	—
Net loss	$(1.41)	$(1.70)
Diluted weighted-average shares outstanding	84.7	84.6

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE IRISH COMPANIES ACT 2014)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited, in millions)

	Three Months Ended
	April 1, 2022	March 26, 2021
Net loss	$(119.6)	$(143.9)
Other comprehensive income, net of tax:
Currency translation adjustments	0.2	0.2
Benefit plans, net of tax	(0.2)	(0.1)
Total other comprehensive income, net of tax	—	0.1
Comprehensive loss	$(119.6)	$(143.8)

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE IRISH COMPANIES ACT 2014)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	April 1, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$1,365.3	$1,345.0
Accounts receivable, less allowance for doubtful accounts of $5.5 and $4.7	364.4	439.1
Inventories	371.5	347.2
Prepaid expenses and other current assets	179.4	178.3
Total current assets	2,280.6	2,309.6
Property, plant and equipment, net	758.5	776.0
Intangible assets, net	5,293.4	5,448.4
Other assets	372.4	382.3
Total Assets	$8,704.9	$8,916.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1,389.5	$1,388.9
Accounts payable	107.5	123.0
Accrued payroll and payroll-related costs	63.0	84.6
Accrued interest	17.4	17.0
Accrued and other current liabilities	269.9	328.7
Total current liabilities	1,847.3	1,942.2
Pension and postretirement benefits	29.5	30.1
Environmental liabilities	37.7	43.0
Deferred income taxes	20.1	20.9
Other income tax liabilities	77.5	83.2
Other liabilities	64.6	85.8
Liabilities subject to compromise (Note 2)	6,433.2	6,397.7
Total Liabilities	8,509.9	8,602.9
Shareholders' Equity:
Preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.20 par value, 500,000,000 authorized; 94,307,550, and 94,296,235 issued; 84,734,080 and 84,726,590 outstanding	18.9	18.9
Ordinary shares held in treasury at cost, 9,573,470 and 9,569,645	(1,616.1)	(1,616.1)
Additional paid-in capital	5,599.0	5,597.8
Retained deficit	(3,798.5)	(3,678.9)
Accumulated other comprehensive loss	(8.3)	(8.3)
Total Shareholders' Equity	195.0	313.4
Total Liabilities and Shareholders' Equity	$8,704.9	$8,916.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF IRISH COMPANIES AT 2014)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	April 1, 2022	March 26, 2021
Cash Flows From Operating Activities:
Net loss	$(119.6)	$(143.9)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	177.2	169.6
Share-based compensation	1.2	3.6
Deferred income taxes	(0.9)	(3.4)
Non-cash impairment charges	—	64.5
Reorganization items, net	2.9	15.7
Other non-cash items	12.3	(11.9)
Changes in assets and liabilities:
Accounts receivable, net	73.8	61.8
Inventories	(27.0)	(22.8)
Accounts payable	0.4	0.5
Income taxes	(7.8)	(21.2)
Other	(63.3)	38.9
Net cash from operating activities	49.2	151.4
Cash Flows From Investing Activities:
Capital expenditures	(23.6)	(20.9)
Other	0.2	(0.7)
Net cash from investing activities	(23.4)	(21.6)
Cash Flows From Financing Activities:
Repayment of external debt	(4.6)	(118.9)
Net cash from financing activities	(4.6)	(118.9)
Effect of currency rate changes on cash	(0.7)	(0.4)
Net change in cash, cash equivalents and restricted cash	20.5	10.5
Cash, cash equivalents and restricted cash at beginning of period	1,405.2	1,127.0
Cash, cash equivalents and restricted cash at end of period	$1,425.7	$1,137.5

Cash and cash equivalents at end of period	$1,365.3	$1,077.9
Restricted cash included in prepaid expenses and other current assets at end of period	24.0	23.4
Restricted cash included in other long-term assets at end of period	36.4	36.2
Cash, cash equivalents and restricted cash at end of period	$1,425.7	$1,137.5

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE IRISH COMPANIES ACT 2014)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 25, 2020	94.1	$18.8	9.5	$(1,616.1)	$5,587.6	$(2,961.5)	$(9.6)	$1,019.2
Net loss	—	—	—	—	—	(143.9)	—	(143.9)
Other comprehensive loss	—	—	—	—	—	—	0.1	0.1
Vesting of restricted shares	—	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	3.6	—	—	3.6
Balance as of March 26, 2021	94.1	$18.8	9.5	$(1,616.1)	$5,591.1	$(3,105.4)	$(9.5)	$878.9

Balance as of December 31, 2021	94.3	$18.9	9.6	$(1,616.1)	$5,597.8	$(3,678.9)	$(8.3)	$313.4
Net loss	—	—	—	—	—	(119.6)	—	(119.6)
Share-based compensation	—	—	—	—	1.2	—	—	1.2
Balance as of April 1, 2022	94.3	$18.9	9.6	$(1,616.1)	$5,599.0	$(3,798.5)	$(8.3)	$195.0

See Notes to Condensed Consolidated Financial Statements.

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
The fiscal year end balance sheet data was derived from audited consolidated financial statements, but does not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission ("SEC") on March 15, 2022.

Voluntary Filing Under Chapter 11 and Going Concern
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
On October 12, 2020, Mallinckrodt plc and certain of its subsidiaries voluntarily initiated proceedings (the "Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code"), to modify its capital structure, including restructuring portions of its debt, and resolve potential legal liabilities, including but not limited to those described in Note 12 as Opioid-Related Matters and Acthar Gel-Related Matters. In connection with the filing of the Chapter 11 Cases, the Company entered into a Restructuring Support Agreement (as amended, supplemented or otherwise modified, the "RSA") (further detail for which is provided in Note 2) as part of a prearranged plan of reorganization. Subsequent to the filing of the Chapter 11 Cases, Chapter 11 proceedings commenced by a limited subset of the Debtors have been recognized and given effect in Canada, and separately

Mallinckrodt plc has substantively concluded an examinership process with the High Court of Ireland, which will become effective concurrently with the effectiveness of the plan of reorganization. Refer to Note 15 for further information.
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
Although the Bankruptcy Court has entered an order confirming the fourth amended plan of reorganization (with technical modifications) (the "Plan") proposed by the Debtors (the "Confirmation Order"), consummation of the Plan and the transactions contemplated thereby and emergence from the Chapter 11 proceedings remains subject to the satisfaction of various conditions. Accordingly, no assurance can be given that the plan of reorganization or the transactions contemplated thereby will be consummated. As a result, the Company has concluded that management’s plans at this stage do not alleviate substantial doubt about the Company's ability to continue as a going concern.
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

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. Unless otherwise indicated, the three months ended April 1, 2022 refers to the thirteen week period ended April 1, 2022 and the three months ended March 26, 2021 refers to the thirteen week period ended March 26, 2021. Fiscal 2021 consisted of 53 weeks, while fiscal 2022 will consist of 52 weeks and end on December 30, 2022.

2.	Bankruptcy Proceedings
Voluntary Filing Under Chapter 11
On October 12, 2020 (the "Petition Date"), Mallinckrodt plc and certain of its subsidiaries voluntarily initiated the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court to effectuate settlements contemplated in the RSA. The entities that filed the Chapter 11 Cases include the Company, substantially all of the Company's U.S. subsidiaries, including certain subsidiaries of Mallinckrodt plc operating the Specialty Generics business (the "Specialty Generics Subsidiaries") and the Specialty Brands business (the "Specialty Brands Subsidiaries"), and certain of the Company's international subsidiaries (together with the Company, Specialty Generics Subsidiaries and Specialty Brands Subsidiaries, the "Debtors"). On February 14, 2022, the directors of Mallinckrodt plc initiated examinership proceedings with respect to Mallinckrodt plc and on April 27, 2022, such proceedings substantively concluded. Refer to Note 15 for further information. Pursuant to orders granted by the Ontario Superior Court of Justice, the Chapter 11 proceedings commenced by a limited subset of the Company's subsidiaries have also been recognized and given effect in Canada. The Chapter 11 Cases are being jointly administered under the caption In re Mallinckrodt plc, Case No. 20-12522 (JTD). Information

about the Chapter 11 Cases, including the case docket, may be found free of charge at https://restructuring.primeclerk.com/Mallinckrodt/.
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
Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Company as of the Petition Date, are subject to an automatic stay. However, under the Bankruptcy Code, certain regulatory or criminal proceedings generally are not subject to the automatic stay and may continue unless otherwise ordered by the Bankruptcy Court. Absent an order of the Bankruptcy Court providing otherwise, substantially all pre-petition liabilities will be resolved under the Plan. See Confirmed Plan of Reorganization section below for contemplated distributions to creditors and interest holders.
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

Significant Bankruptcy Court Actions
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
Such order requires that the Company make cash adequate protection payments on the senior secured revolving credit facility and the senior secured term loans for, among other things, unpaid pre-petition and post-petition fees, unpaid pre-petition interest (at the specified contract rate) and post-petition interest (at a rate equal to (1) the adjusted London Interbank Offered Rate ("LIBOR"), plus (2) the contract-specified applicable margin, and plus (3) an incremental 200 basis points), quarterly amortization payments on the senior secured term loans and reimbursement of certain costs. Such order further requires that the Company make cash adequate protection payments on the first lien senior notes and the second lien senior notes for, among other things, unpaid pre-petition and post-petition interest (at the specified non-default interest rate) and reimbursement of certain costs. On April 13, 2021, the Debtors received Bankruptcy Court approval of their motion to amend the final cash collateral order as of March 22, 2021 to pay post-petition interest on the senior secured term loans at a rate equal to (1) the adjusted LIBOR, plus (2) the contract-specified applicable margin, and plus (3) an incremental 250 basis points for its senior secured term loans.
Interest expense incurred and paid with respect to the incremental adequate protection payments of 200 basis points and 250 basis points on the senior secured revolving credit facility and the senior secured term loans, respectively, were as follows:

	Three Months Ended
	April 1, 2022	March 26, 2021
Interest expense incurred for adequate protection payments	$15.7	$14.5
Cash paid for adequate protection payments	15.5	13.8

Injunctive Litigation Relief
The Bankruptcy Court entered an order extending its prior injunctions against certain opioid and Acthar Gel-related litigation matters proceeding against the Debtors and also against certain covered non-Debtors on August 30, 2021. The Bankruptcy Court further extended the injunction on November 29, 2021 and on March 17, 2022. Absent further extension, the injunction will expire at the earlier of (a) plan effective date or (b) June 16, 2022, with certain modifications. Refer to Note 12 for further discussion.
Distribution Agreement Contract Rejection
On March 30, 2022, the Company sought authorization from the Bankruptcy Court to reject the CuraScript Inc. ("CuraScript") distribution agreement. On April 11, 2022, the Bankruptcy Court entered the order authorizing the rejection of the CuraScript distribution agreement effective April 22, 2022. The rejection has the effect of relieving the Company of certain obligations under such agreement. In turn, the Company has entered into a distribution agreement with FFF Enterprises, Inc, which took effect on April 25, 2022. The new distribution agreement covers the same scope of services and products on terms that are at least approximately comparable economically to the CuraScript distribution agreement. As such, the Company believes the transition will result in no material financial impact or operational disruptions.

Confirmed Plan of Reorganization
On February 3, 2022, the Bankruptcy Court confirmed the Plan and subsequently entered the Confirmation Order on March 2, 2022. The Plan provides for the following:
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
◦Opioid claimants would also receive, in addition to other potential consideration, warrants for approximately 19.99% of the reorganized Company’s new outstanding shares, after giving effect to the exercise of the warrants, but subject to dilution from equity reserved under the management incentive plan, exercisable at any time on or prior to the sixth anniversary of the Company's emergence, at a strike price reflecting an aggregate equity value for the reorganized Debtors of $1,551.0 million (the "New Opioid Warrants").
◦Upon commencing the Chapter 11 filing, the Company began to comply with an agreed-upon operating injunction with respect to the operation of its opioid business.
•A proposed resolution with the U.S. Department of Justice and other governmental parties to settle a range of litigation matters and disputes relating to Acthar Gel.
◦The Company has reached an agreement with the U.S. Department of Justice ("DOJ") and other governmental parties to settle a range of litigation matters and disputes relating to Acthar Gel (the "Proposed Acthar Gel-Related Settlement") including the Medicaid lawsuit with the Centers for Medicare and Medicaid Services ("CMS"), a related False Claims Act ("FCA") lawsuit in Boston, and an Eastern District of Pennsylvania ("EDPA") FCA lawsuit principally relating to Acthar Gel's previous owner's (Questcor Pharmaceuticals Inc. ("Questcor")) interactions with an independent charitable foundation. Under the Proposed Acthar Gel-Related Settlement, which was conditioned upon the Company entering the Chapter 11 restructuring process, the Company has agreed to pay $260.0 million to the DOJ and other parties over seven years and reset Acthar Gel’s Medicaid rebate calculation as of July 1, 2020, such that state Medicaid programs will receive 100% rebates on Acthar Gel Medicaid sales, based on current Acthar Gel pricing. Also in connection with the Proposed Acthar Gel-Related Settlement, the Company entered into a five-year corporate integrity agreement ("CIA") with the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS") in March 2022. As a result of these agreements, upon effectiveness of the settlement, the U.S. Government will drop its demand for approximately $640 million in retrospective Medicaid rebates for Acthar Gel and agree to dismiss the FCA lawsuit in Boston and the EDPA FCA lawsuit upon consummation of the Plan and emergence from the Chapter 11 Cases. Similarly, state and territory Attorneys General will also drop related lawsuits. In turn, the Company will dismiss its appeal of the U.S. District Court for the District of Columbia's ("D.C. District Court") adverse decision in the Medicaid lawsuit, which was filed in the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit").
Mallinckrodt has entered into the Proposed Acthar Gel-Related Settlement with the DOJ and other governmental parties solely to move past these litigation matters and disputes and does not make any admission of liability or wrongdoing.

•A modification of the Company's senior secured term loans. At the end of the court-supervised process, lenders holding allowed claims in respect of the Company’s senior secured term loans due September 2024 (the "2017 Term Loans") and its senior secured term loans due February 2025 (the "2018 Term Loans") are expected to receive either (1) their pro rata share of new senior secured term loans in an amount equal to the then-remaining principal amount of claims (as reduced by, inter alia, the excess cash flow payment) bearing interest at a rate per annum equal to LIBOR plus 5.25% (with respect to the 2017 Term Loan) or LIBOR plus 5.50% (with respect to the 2018 Term Loan), maturing on the earlier of September 30, 2027 and 5.75 years after emergence and without any financial maintenance covenant, and payment in cash of an exit fee equal to 1.00% of such remaining principal amount or (2) payment in full of such remaining principal amount in cash and payment in cash of an exit fee equal to 0.50% of such remaining principal amount. A mandatory prepayment in an amount equal to $114.0 million arising from excess cash flow with respect to fiscal 2020 was paid to the holders of the Company’s 2017 and 2018 Term Loans on March 19, 2021.
•The repayment of the Company's senior secured revolving credit facility. At the end of the court-supervised process, all allowed claims under such facility are expected to be paid in full in cash, principally with the proceeds of newly incurred debt.
•The reinstatement of the agreements associated with the Company's 10.00% first lien senior secured notes. At the end of the court-supervised process, all allowed claims under these agreements will be reinstated at existing rates and maturities as the applicable holders' purported make-whole claims were disallowed.
•A modification of the Company's 10.00% second lien senior secured notes. At the end of the court-supervised process, lenders holding allowed claims in respect of the Company’s 10.00% second lien senior secured notes are expected to receive their pro rata share of new 10.00% second lien senior secured notes due 2025 that will have the same principal amount and other economic terms as the existing second lien senior secured notes.
•A restructuring of the Company’s unsecured notes under the guaranteed unsecured notes indentures. At the end of the court-supervised process, holders of allowed claims under indentures governing the 5.75% Senior Notes due 2022, the 5.625% Senior Notes due 2023 and the 5.50% Senior Notes due 2025 (the "Guaranteed Unsecured Notes") and the Guaranteed Unsecured Notes are expected to receive their pro rata share of $375.0 million of new 10.00% second lien senior secured notes due seven years after emergence and 100% of the new Mallinckrodt ordinary shares, subject to dilution by the warrants described above and the management incentive plan. Under the terms of the RSA, a consent fee equal to 1.50% is payable to consenting noteholders in an amount equal to 1.50% of each such noteholder's Guaranteed Unsecured Notes.
•A proposed resolution of other remaining claims and treatment of equity holders. At the end of the court-supervised process, certain trade creditors and holders of other allowed general unsecured claims, including holders of the 9.50% debentures due May 2022, the 8.00% debentures due March 2023 and the 4.75% senior notes due April 2023, are expected to share in $135.0 million in cash, plus other potential consideration, in accordance with the allocations as prescribed in the Plan, and equity holders would receive no recovery.

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

Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession, actions to enforce or otherwise effect the payment of certain claims against the Debtors in existence before the Petition Date are stayed while the Debtors continue business operations as debtors-in-possession. These claims are reflected as LSTC in the unaudited condensed consolidated balance sheets as of April 1, 2022 and December 31, 2021. Additional claims (which could be LSTC) may arise after the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreement by parties-in-interest) of allowed claims for contingencies and other disputed amounts.
Certain subsidiary entities are not debtors under the Chapter 11 Cases. However, unaudited condensed combined financial statements of the Debtors are not presented in the notes to the unaudited condensed consolidated financial statements as the assets and liabilities, operating results and cash flows of the non-debtor entities included in the unaudited condensed consolidated financial statements are insignificant and, therefore, the unaudited condensed consolidated financial statements presented herein materially represent the unaudited condensed combined financial statements of the debtor entities for all periods presented.
Non-debtor entity intercompany balances from/due to the debtor entities at the end of each period were:

	April 1, 2022	December 31, 2021
Intercompany receivables	$146.2	$119.1
Intercompany payables	115.6	112.9
The intercompany balances were primarily attributable to the Company's centralized approach to cash management and financing of its operations. The permission to continue the use of existing cash management systems during the pendency of the Chapter 11 Cases was approved by the Bankruptcy Court on a final basis as part of certain "first day" motions.
The Company is currently assessing whether or not it qualifies for fresh start accounting upon emergence from Chapter 11. If the Company were to meet the requirements to adopt the fresh start accounting rules, its assets and liabilities would be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on its unaudited condensed consolidated balance sheets as of April 1, 2022 and December 31, 2021.

Liabilities Subject to Compromise
As a result of the commencement of the Chapter 11 Cases, the payment of pre-petition liabilities is subject to compromise or other treatment pursuant to the Plan. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors the authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors' business and assets.
The determination of how liabilities will ultimately be settled or treated cannot be made until the Plan becomes effective. Accordingly, the ultimate amount of such liabilities is not determinable at this time. Pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts currently classified as LSTC are preliminary and may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events.

Liabilities subject to compromise at the end of each period consisted of the following:

	April 1, 2022	December 31, 2021
Accounts payable	$43.4	$42.9
Accrued interest	35.2	35.2
Debt	3,746.2	3,750.8
Environmental liabilities	66.9	52.0
Medicaid lawsuit	634.7	634.7
Opioid-related litigation settlement liability	1,725.0	1,725.0
Other current and non-current liabilities	149.6	125.1
Pension and postretirement benefits	32.2	32.0
Total liabilities subject to compromise	$6,433.2	$6,397.7

Contractual interest
While the Chapter 11 Cases are pending, the Company is not accruing interest on its unsecured debt instruments as of the Petition Date on a go-forward basis as the Debtors do not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to pay all interest payments in full as they come due under their respective senior secured debt instruments. The total aggregate amount of interest payments due under the Company's unsecured debt instruments for both the three months ended April 1, 2022 and March 26, 2021, which it did not pay was $17.7 million.

Chapter 11 Claims Process
The Debtors have received over 50,000 proofs of claim since the Petition Date. The Debtors continue their review and analysis of certain claims including litigation claims, trade creditor claims, non-qualified benefit plan claims, customer deposits and advances, along with other tax and regulatory claims, and therefore, the ultimate liability of the Debtors for such claims may differ from the amount recorded in LSTC. To the extent that the Debtors believe that such claims will be allowed by the Bankruptcy Court, the Debtors will continue to record the expected allowed amounts of such claims as LSTC. The determination of the expected allowed amount of a claim is based on many factors, including whether the Debtors are party to a settlement agreement with applicable claimholders or their representatives, and is not necessarily limited to information available to the Debtors. Claims covered by a settlement agreement include the Proposed Acthar Gel-Related Settlement and Amended Opioid-Related Litigation Settlement (collectively, the "Proposed Settlements"). See Confirmed Plan of Reorganization section within this note for more information on settlement of these claims. As the Debtors continue to resolve claims, differences between those final allowed claims and the liabilities recorded in the unaudited condensed consolidated balance sheet will be recognized as reorganization items, net in the Company's consolidated statements of operations in the period in which they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Plan is consummated or the Bankruptcy Court approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in substantial adjustments to the Company's consolidated financial statements.

Reorganization items, net
Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court. Cash paid for reorganization items, net for the three months ended April 1, 2022 and March 26, 2021 was $79.1 million and $33.7 million, respectively. Reorganization items, net, were comprised of the following:

	Three Months Ended
	April 1, 2022	March 26, 2021
Professional fees	$40.4	$77.7
Lender fees	0.1	—
Debt valuation adjustments	—	16.3
Adjustments of other claims	2.9	(0.5)
Total reorganization items, net	$43.4	$93.5

3.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 13 for presentation of the Company's net sales by product family.
Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 25, 2020	$196.5	$26.6	$12.3	$235.4
Provisions (1)	488.0	25.7	13.0	526.7
Payments or credits	(442.9)	(10.0)	(14.9)	(467.8)
Balance as of March 26, 2021	$241.6	$42.3	$10.4	$294.3

Balance as of December 31, 2021	$241.8	$21.5	$9.5	$272.8
Provisions	370.8	2.4	9.7	382.9
Payments or credits	(412.0)	(4.3)	(10.0)	(426.3)
Balance as of April 1, 2022	$200.6	$19.6	$9.2	$229.4

(1)Provision for returns decreased by $23.3 million driven by the Specialty Brands segment primarily related to a discrete return of product during the three months ended March 26, 2021.

Product sales transferred to customers at a point in time and over time were as follows:

	Three Months Ended
	April 1, 2022	March 26, 2021
Product sales transferred at a point in time	79.5%	75.7%
Product sales transferred over time	20.5	24.3

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of April 1, 2022:

Remainder of Fiscal 2022	$69.6
Fiscal 2023	71.2
Fiscal 2024	17.5
Thereafter	0.3

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

	Three Months Ended
	April 1, 2022	March 26, 2021
Royalty revenue	$20.0	$35.4

4.	Restructuring and Related Charges
During fiscal 2021 and 2018, the Company launched restructuring programs designed to improve its cost structure. Charges of $50.0 million to $100.0 million were provided for under the 2021 program and $100.0 million to $125.0 million were provided for under the 2018 program. The 2021 program will commence upon substantial completion of the 2018 program. The 2021 program has not commenced as of April 1, 2022 and there is no specified time period associated with this program. In addition to the aforementioned restructuring programs, the Company has taken restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges by segment were as follows:

	Three Months Ended
	April 1, 2022	March 26, 2021
Specialty Generics	$3.5	$—
Corporate	3.3	1.1
Restructuring and related charges, net	6.8	1.1
Less: accelerated deprecation	—	(0.7)
Restructuring charges, net	$6.8	$0.4

Net restructuring and related charges by program were comprised of the following:

	Three Months Ended
	April 1, 2022	March 26, 2021
2018 Program	$6.8	$1.1
Less: non-cash charges, including accelerated depreciation	(2.1)	(1.1)
Total charges expected to be settled in cash	$4.7	$—

The following table summarizes cash activity for restructuring reserves, which primarily related to employee severance and benefits:

2018 Program
Balance as of December 31, 2021	$10.9
Charges	5.7
Changes in estimate	(1.0)
Cash payments	(12.6)
Balance as of April 1, 2022	$3.0

As of April 1, 2022, net restructuring and related charges incurred cumulative to date were as follows:

2018 Program
Specialty Brands	$3.1
Specialty Generics	18.5
Corporate	81.2
$102.8
All of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets. Amounts paid in the future may differ from the amount currently recorded.

5.	Income Taxes
As further discussed in Note 1, in light of the Company's Chapter 11 Cases initiated on October 12, 2020, the Company concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of issuance of the unaudited condensed consolidated financial statements. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, as of both April 1, 2022 and December 31, 2021, all of the Company's net deferred tax assets in applicable tax jurisdictions are fully offset by a valuation allowance.
The Company recognized an income tax benefit of $5.9 million on a loss from continuing operations before income taxes of $126.1 million for the three months ended April 1, 2022, and an income tax benefit of $16.4 million on a loss from continuing operations before income taxes of $160.6 million for the three months ended March 26, 2021. This resulted in effective tax rates of

4.7% and 10.2% for the three months ended April 1, 2022 and March 26, 2021, respectively. The income tax benefit for the three months ended April 1, 2022 was comprised of $5.0 million of current tax benefit and $0.9 million of deferred tax benefit. The current tax benefit was predominantly related to an increase to prepaid taxes. The deferred tax benefit was predominantly related to intangible asset amortization partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax benefit for the three months ended March 26, 2021 was comprised of $13.0 million of current tax benefit and $3.4 million of deferred tax benefit. The current tax benefit was predominately related to an increase to prepaid taxes, partially offset by changes to uncertain tax positions. The deferred tax benefit was predominantly related to intangible asset amortization, partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions.
The income tax benefit was $5.9 million for the three months ended April 1, 2022, compared with an income tax benefit of $16.4 million for the three months ended March 26, 2021. The $10.5 million net decrease in the tax benefit included a decrease of $12.5 million attributed to changes in the timing, amount and jurisdictional mix of income, a decrease of $1.3 million attributed to the Coronavirus Aid, Relief, and Economic Security (CARES) Act and a decrease of $0.9 million attributed to separation costs, reorganization items, net and restructuring charges, net, partially offset by an increase of $4.2 million attributed to uncertain tax positions.
During the three months ended April 1, 2022 and March 26, 2021, net cash payments for income taxes were $2.7 million and $8.1 million, respectively.
The Company's unrecognized tax benefits, excluding interest, totaled $333.5 million as of both April 1, 2022 and December 31, 2021. If favorably settled, $77.0 million of unrecognized tax benefits as of April 1, 2022 would benefit the effective tax rate. The total amount of accrued interest and penalties related to these obligations was $20.4 million and $18.9 million as of April 1, 2022 and December 31, 2021, respectively. As of April 1, 2022, $7.0 million of unrecognized tax benefits, including interest and penalties, were reflected within LSTC on the Company's unaudited condensed consolidated balance sheet.
It is reasonably possible that within the next twelve months the unrecognized tax benefits could decrease by up to $230.9 million and the amount of related interest and penalties could decrease by up to $18.5 million as a result of payments or releases due to the resolution of examinations, appeals and litigation, successful emergence from Chapter 11 and the expiration of various statutes of limitation.
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
The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Three Months Ended
	April 1, 2022	March 26, 2021
Basic and diluted	84.7	84.6

The computation of diluted weighted-average shares outstanding for the three months ended April 1, 2022 and March 26, 2021 excluded approximately 5.1 million and 5.5 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

7.	Inventories
Inventories were comprised of the following at the end of each period:

	April 1, 2022	December 31, 2021
Raw materials and supplies	$65.1	$59.8
Work in process	210.4	196.4
Finished goods	96.0	91.0
	$371.5	$347.2

8.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	April 1, 2022	December 31, 2021
Property, plant and equipment, gross	$1,884.7	$1,886.6
Less: accumulated depreciation	(1,126.2)	(1,110.6)
Property, plant and equipment, net	$758.5	$776.0

Depreciation expense was as follows:

	Three Months Ended
	April 1, 2022	March 26, 2021
Depreciation expense	$22.1	$24.3

9.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	April 1, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$10,404.0	$5,313.5	$10,404.0	$5,160.4
License agreements	120.1	83.1	120.1	82.1
Trademarks	77.7	27.8	77.7	26.9
Total	$10,601.8	$5,424.4	$10,601.8	$5,269.4
Non-Amortizable:
Trademarks	$35.0		$35.0
In-process research and development	81.0		81.0
Total	$116.0		$116.0

Amitiza
Beginning January 1, 2022, the Company changed its amortization method used for the Amitiza intangible asset from the straight-line method to the sum of the years digits method, an accelerated method of amortization, to more accurately reflect the consumption of economic benefits over the remaining useful life of the asset. This change in amortization method resulted in additional amortization expense of $12.4 million during the three months ended April 1, 2022, which impacted basic loss per share by $0.15.

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
In response to receipt of the CRL, the Company had an End of Review Meeting on October 26, 2020 and a Type A Meeting on January 29, 2021 with the FDA where both parties engaged in constructive dialogue in an effort to clarify a viable path to U.S. approval. On August 18, 2021, the Company resubmitted its NDA for terlipressin to the FDA and on February 18, 2022, the Prescription Drug User Fee Act (or "PDUFA") date, the FDA issued a CRL. In the weeks leading up to the PDUFA date, it became necessary for the Company to identify a new packaging and labeling manufacturing facility, which meant that an inspection by the FDA could not be completed by the PDUFA date. A satisfactory inspection is required before the NDA can be approved. This is the only outstanding issue noted in the CRL, and it is important to note that there were no safety or efficacy issues cited. The Company remains committed to this critically ill patient population, who currently have no approved treatment option in the U.S. for HRS-1 and believes that there is a path to approval in fiscal 2022. The Company will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated in-process research and development asset of $81.0 million included within intangible assets, net on the unaudited condensed consolidated balance sheets as of April 1, 2022 and December 31, 2021.
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
Intangible asset amortization expense
Intangible asset amortization expense was as follows:

	Three Months Ended
	April 1, 2022	March 26, 2021
Amortization expense	$155.1	$145.3

The estimated aggregate amortization expense on intangible assets owned by the Company and being amortized as of April 1, 2022, is expected to be as follows:

Remainder of Fiscal 2022	$458.7
Fiscal 2023	593.8
Fiscal 2024	573.5
Fiscal 2025	551.8
Fiscal 2026	526.0

10.	Debt
The commencement of the Chapter 11 Cases constituted an event of default under certain of the Company’s debt agreements. Accordingly, all debt not reclassified as LSTC with original long-term stated maturities was classified as current on the unaudited condensed consolidated balance sheets as of April 1, 2022 and December 31, 2021. However, any efforts to enforce payment obligations under the Company's debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. See Note 2 for further information.
Debt was comprised of the following at the end of each period:

	April 1, 2022		December 31, 2021
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Secured debt:
Term loan due September 2024	$1,392.9	$—	$1,396.5	$—
Term loan due February 2025	369.7	—	370.7	—
10.00% first lien senior notes due April 2025	495.0	5.5	495.0	5.9
10.00% second lien senior notes due April 2025	322.9	—	322.9	—
Revolving credit facility	900.0	—	900.0	0.2
Total secured debt	3,480.5	5.5	3,485.1	6.1
Unsecured debt:
9.50% debentures due May 2022	10.4	—	10.4	—
5.75% senior notes due August 2022	610.3	—	610.3	—
8.00% debentures due March 2023	4.4	—	4.4	—
4.75% senior notes due April 2023	133.7	—	133.7	—
5.625% senior notes due October 2023	514.7	—	514.7	—
5.50% senior notes due April 2025	387.2	—	387.2	—
Total unsecured debt	1,660.7	—	1,660.7	—
Total debt, prior to reclassification to liabilities subject to compromise	5,141.2	5.5	5,145.8	6.1
Less: Current portion	(1,395.0)	(5.5)	(1,395.0)	(6.1)
Less: Amounts reclassified to liabilities subject to compromise	(3,746.2)	—	(3,750.8)	—
Total long-term debt, net of current portion	$—	$—	$—	$—

As of April 1, 2022, the applicable interest rate and outstanding borrowings on the Company's debt instruments were as follows:

	Applicable interest rate	Outstanding borrowings
Fixed-rate instruments	7.15%	$2,478.6
Term loan due September 2024 (1)	6.25	1,392.9
Term loan due February 2025 (1)	6.25	369.7
Revolving credit facility (2)	4.82	900.0
(1)The applicable interest rate for the senior secured term loans includes the incremental 250 basis points as a result of the amendment to the cash collateral order that took effect on March 22, 2021. Refer to Note 2 for further discussion on the amendment.
(2)Includes the incremental 200 basis points related to the cash adequate protection payments. Refer to Note 2 for further information.

As of April 1, 2022, the Company was fully drawn on its $900.0 million revolving credit facility.

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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The amount of the liability relating to all of these indemnification obligations included in LSTC and other liabilities on the Company's unaudited condensed consolidated balance sheets as of April 1, 2022 and December 31, 2021 was $14.3 million and $14.9 million, respectively, of which $11.6 million and $12.1 million, respectively, related to environmental, health and safety matters. The value of the environmental, health and safety indemnity was measured based on the probability-weighted present value of the costs expected to be incurred to address environmental, health and safety claims made under the indemnity. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value as of April 1, 2022 and December 31, 2021. As of April 1, 2022, the maximum future payments the Company could be required to make under these indemnification obligations were $70.2 million. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser, of which $19.0 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets as of both April 1, 2022 and December 31, 2021.
The Company has recorded liabilities for known indemnification obligations included as part of environmental liabilities, which are discussed within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021.
The Company is also liable for product performance; however, the Company believes, given the information currently available, that the ultimate resolution of any such claims will not have a material adverse effect on its financial condition, results of operations and cash flows.
As of April 1, 2022, the Company had various other letters of credit, guarantees and surety bonds totaling $34.7 million and restricted cash of $41.4 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

12.	Commitments and Contingencies
The Company is subject to various legal proceedings and claims, including government investigations, environmental matters, product liability matters, patent infringement claims, antitrust matters, securities class action lawsuits, personal injury claims, employment disputes, contractual and other commercial disputes, and all other legal proceedings, all in the ordinary course of business, including those described below. Although it is not feasible to predict the outcome of these matters, the Company believes, unless otherwise indicated below, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.
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

Governmental Proceedings
Opioid-Related Matters
Since 2017, multiple U.S. states, counties, a territory, other governmental persons or entities and private plaintiffs have filed lawsuits against certain entities of the Company, as well as various other manufacturers, distributors, pharmacies, pharmacy benefit managers, individual doctors and/or others, asserting claims relating to defendants' alleged sales, marketing, distribution, reimbursement, prescribing, dispensing and/or other practices with respect to prescription opioid medications, including certain of the Company's products. As of April 22, 2022, the cases the Company is aware of include, but are not limited to, approximately 2,619 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 270 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers; approximately 124 cases filed by individuals; approximately eight cases filed by schools and school boards; and 17 cases filed by the Attorneys General for New Mexico, Kentucky, Rhode Island, Georgia, Florida, Alaska, New York, Nevada, South Dakota, New Hampshire, Louisiana, Illinois, Mississippi, West Virginia, Puerto Rico, Ohio, and Idaho, with Idaho being the only state Attorney General to file in federal as opposed to state court. As of April 22, 2022, the Mallinckrodt defendants in these cases consist of Mallinckrodt plc and the following subsidiaries of Mallinckrodt plc: Mallinckrodt Enterprises LLC, Mallinckrodt LLC, SpecGx LLC, Mallinckrodt Brand Pharmaceuticals Inc., Mallinckrodt Inc., MNK 2011 Inc., and Mallinckrodt Enterprises Holdings, Inc. Certain of the lawsuits have been filed as putative class actions. On October 8, 2020, the State of Rhode Island filed a lawsuit against the Company's President and Chief Executive Officer ("CEO"), Mark C. Trudeau, asserting similar claims relating to the marketing and distribution of prescription opioid medications. Rhode Island has voluntarily agreed to a stay of the lawsuit against Mr. Trudeau.
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
Amended Proposed Opioid-Related Litigation Settlement. On September 2, 2021, the Debtors further amended its agreement in principle with the 50 state and territory attorneys general and the court-appointed plaintiffs' committee in the opioid multidistrict litigation (the Multi-State Governmental Entities Group), the Governmental Plaintiff Ad Hoc Committee (the GAHC) and the Official Committee of Opioid Related Claimants (the OCC) appointed in the Chapter 11 Cases (together, the Opioid Claimants) that would resolve all opioid-related claims against the Company and its subsidiaries. The agreement in principle provides that, upon the Company’s emergence from the Chapter 11 process, subject to court approval and other conditions:
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
As of both April 1, 2022 and December 31, 2021, the Company maintained an accrual for this contingency of $1,725.0 million within LSTC. No value has been ascribed to the warrants as of April 1, 2022 or December 31, 2021 as the Company cannot reasonably estimate the equity value upon emergence. For further information on the terms of this proposed resolution, refer to Note 2.

Acthar Gel-Related Matters
Medicaid Lawsuit. In May 2019, CMS issued a final decision directing the Company to revert to the original base date average manufacturers price ("AMP") used to calculate Medicaid drug rebates for Acthar Gel despite CMS having given the previous owner of the product, Questcor, written authorization in 2012 to reset the base date AMP. Upon receipt of CMS’s final decision, the Company filed suit in the D.C. District Court against HHS and CMS under the Administrative Procedure Act seeking to have the decision declared unlawful and set aside. In March 2020, the Company received an adverse decision from the D.C. District Court. The Company immediately sought reconsideration by the D.C. District Court, which was denied. The Company then appealed the D.C. District Court’s decision to the D.C. Circuit. In June 2020, while its appeal remained pending, the Company was required to revert to the original base date AMP for Acthar in the government’s price reporting system. As of both April 1, 2022 and December 31, 2021, $634.7 million related to the Medicaid lawsuit was recorded within LSTC.
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

Commercial and Securities Litigation
Acthar Gel-Related Matters
Law Enforcement Health Benefits Litigation. In May 2021, Law Enforcement Health Benefits, Inc. (“LEHB”) filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois against the Company and certain of its officers and directors as well as third-party advisors captioned Law Enforcement Health Benefits, Inc. v. Trudeau, et al., No. 3:21-cv-50215 (N.D. Ill.) (“LEHB”). The complaint alleges antitrust claims under Section 1 and Section 2 and numerous state laws, RICO claims under 18 U.S.C. §§ 1962(a), 1962(c) and 1962(d), fraud, conspiracy to defraud, and unjust enrichment and incorporates the allegations at issue in Rockford and the Rockford-related cases. After the complaint was filed, the Company requested that the district court stay the case in light of the Chapter 11 Cases. The motion to stay was granted. In June 2021, LEHB voluntarily dismissed without prejudice the Mallinckrodt defendant entities that are debtors in the Chapter 11 Cases. In July 2021, LEHB voluntarily dismissed without prejudice most of the Company’s officers and directors as named defendants in the case. As of March 10, 2022, the U.S. District Court lifted the stay in this matter and established an initial schedule for the proceedings. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. On April 26, 2022, the Company filed a motion to dismiss, which remains pending. The Company intends to vigorously defend itself in this matter.
For additional details on Rockford and the Rockford-related cases, refer to the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021.

Other Commercial and Securities Litigation Matters
Shareholder Litigation (HealthCor). In October 2020, four purported shareholders of the Company's stock filed a complaint in the D.C. District Court against the Company, its CEO Mark C. Trudeau and its former Chief Financial Officer ("CFO") Matthew K. Harbaugh. The lawsuit, captioned HealthCor Offshore Master Fund, L.P., et al. v. Mallinckrodt plc, et al., asserts claims for false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, common law fraud, and negligent misrepresentation arising from substantially similar allegations from the putative class action securities litigation that was filed against the Company and certain of its officers in January 2017, captioned Patricia A. Shenk v. Mallinckrodt plc, et al ("Shenk"). The complaint seeks damages in an unspecified amount. The defendants intend to vigorously defend themselves in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. As to the Company, this litigation is subject to the automatic stay under §362 of the Bankruptcy Code and on December 4, 2020, the Bankruptcy Court also enjoined the proceedings against the individual named defendants. The Bankruptcy Court extended the injunction staying the proceedings against the individual named defendants on August 30, 2021. The plaintiffs subsequently appealed the Bankruptcy Court action to the U.S. District Court in Delaware through an interlocutory appeal, which was denied on November 10, 2021. The Bankruptcy Court further extended the injunction on November 29, 2021 and on March 17, 2022. Absent further extension, the injunction will expire at the earlier of (a) plan effective date or (b) June 16, 2022, with certain modifications.
Shareholder Derivative Litigation (Brandhorst). In September 2019, a purported shareholder of the Company's stock filed a shareholder derivative complaint in the D.C. District Court against the Company, as nominal defendant, as well as its CEO, its former CFO, its Executive Vice President Hugh O'Neill, and the following members of the Board of Directors: Angus Russell, David Carlucci, J. Martin Carroll, David Norton, JoAnn Reed and Kneeland Youngblood (collectively with Trudeau, Harbaugh and O'Neill, the “Brandhorst Defendants”). The lawsuit is captioned Lynn Brandhorst, derivatively on behalf of nominal defendant Mallinckrodt PLC v. Mark Trudeau et al. and relies on the allegations contained in the Shenk class action lawsuit. The complaint asserts claims for contribution, breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement, and is premised on allegations that the Brandhorst Defendants caused the Company to make the allegedly false or misleading statements at issue in the Shenk class action lawsuit. The complaint seeks damages in an unspecified amount and corporate governance reforms. On November 20, 2019, this matter was stayed by agreement of the parties pending resolution of the Shenk lawsuit below. The Brandhorst Defendants intend to vigorously defend themselves in this matter. As to the Company, this litigation is subject to the automatic stay under §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined the proceedings against the Brandhorst Defendants. The Bankruptcy Court extended the injunction staying the proceedings against the Brandhorst Defendants on August 30, 2021, and further extended the injunction on November 29, 2021 and on March 17, 2022. Absent further extension, the injunction will expire at the earlier of (a) plan effective date or (b) June 16, 2022, with certain modifications.
Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its CEO Mark C. Trudeau, its CFO Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court on June 25, 2020, and on July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. On August 10, 2020, an amended complaint was filed by the lead plaintiff alleging an expended putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the "Strougo Defendants"). The amended complaint claims that the defendants made false and/or misleading statements and/or failed to disclose that: (i) the CMS had informed the Company that it was using the wrong base date AMP for calculating the Medicaid rebate the Company owed CMS for Acthar Gel each quarter since 2014; (ii) the Company’s reported net income was improperly inflated in violation of GAAP; (iii) the Company’s contingent liabilities associated with the rebates owed to CMS for Acthar Gel were misrepresented; (iv) the Company’s fiscal year 2019 guidance for Acthar Gel net sales was false; (v) the Company failed to disclose material information regarding the cases captioned Landolt v. Mallinckrodt ARD LLC, No. 1:18-cv-11931-PBS (D. Mass.) (Landolt) and U.S. ex rel. Strunck v. Mallinckrodt ARD LLC, No. 2:12-cv-0175-BMS (E.D. Pa.) (Strunck), or the related investigation by the DOJ and (vi) the Company failed to disclose that the clinical trials for Acthar Gel were purportedly initiated in order to make it appear that alternative revenue opportunities for Acthar Gel existed and thus offset the expected 10% decline in net sales as a result of the rebates the Company now had to pay. On October 1, 2020, the defendants filed a motion to dismiss the amended complaint. The defendants intend to vigorously defend themselves in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit. As to the Company, this litigation is subject to the automatic stay under §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined proceedings against the Strougo Defendants. The plaintiffs subsequently appealed the Bankruptcy Court action to the U.S. District Court in Delaware through a motion for reconsideration, which was denied by that court on January 27, 2021. The Bankruptcy Court extended the injunction staying the proceedings against the Strougo Defendants on August 30, 2021, and further extended the injunction on November 29, 2021 and on March 17, 2022. Absent further extension, the injunction will expire at the earlier of (a) plan effective date or (b) June 16, 2022, with certain modifications.
Employee Stock Purchase Plan (ESPP) Securities Litigation. In July 2017, a purported purchaser of Mallinckrodt stock through Mallinckrodt's ESPPs filed a derivative and class action lawsuit in the Federal District Court in the Eastern District of Missouri, captioned Solomon v. Mallinckrodt plc, et al., against the Company, its CEO, its former CFO Matthew K. Harbaugh, its Controller Kathleen A. Schaefer, and current and former directors of the Company (collectively, the "Solomon Defendants"). On September 6, 2017, plaintiff voluntarily dismissed its complaint in the Federal District Court for the Eastern District of Missouri and refiled virtually the same complaint in the D.C. District Court. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt stock between November 25, 2014, and January 18, 2017, through the ESPPs. In the alternative, the plaintiff alleges a class action for those same purchasers/acquirers of stock in the ESPPs during the same period. The complaint asserts claims under Section 11 of the Securities Act and for breach of fiduciary duty, misrepresentation, non-disclosure, mismanagement of the ESPPs' assets and breach of contract arising from substantially similar allegations as those contained in the Shenk class action lawsuit. Stipulated co-lead plaintiffs were approved by the court on March 1, 2018. Co-lead Plaintiffs filed an amended complaint on June 4, 2018 having a class period of July 14, 2014 to November 6, 2017. The complaint seeks damages in an unspecified amount. On July 6, 2018, this matter was stayed by agreement of the parties pending resolution of the Shenk class action lawsuit. The defendants intend to vigorously defend themselves in this matter. On October 13, 2020, the trial court entered an order acknowledging the automatic stay of this litigation as to the Company pursuant to §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined the proceedings against the individual named defendants. The Bankruptcy Court extended the injunction staying the proceedings against the individual named defendants on August 30, 2021, and further extended the injunction on November 29, 2021 and on March 17, 2022. Absent further extension, the injunction will expire at the earlier of (a) plan effective date or (b) June 16, 2022, with certain modifications.
For additional details on the Shenk class action lawsuit, refer to the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of April 1, 2022, it was probable that it would incur remediation costs in the range of $82.3 million to $119.2 million. The Company also concluded that, as of April 1, 2022, the best estimate within this range was $105.8 million, of which $1.2 million was included in accrued and other current liabilities, $66.9 million was included in LSTC, and the remaining $37.7 million was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of April 1, 2022. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Crab Orchard National Wildlife Refuge Superfund Site, near Marion, Illinois. Between 1967 and 1982, International Minerals and Chemicals Corporation, a predecessor in interest to the Company, leased portions of the Additional and Uncharacterized Sites ("AUS") Operable Unit at the Crab Orchard Superfund Site ("the CO Site") from the government and manufactured various explosives for use in mining and other operations. In March 2002, the DOJ, the U.S. Department of the Interior and the Environmental Protection Agency (EPA) (together, "the Government Agencies") issued a special notice letter to General Dynamics Ordinance and Tactical Systems, Inc. ("General Dynamics"), one of the other potentially responsible parties ("PRPs") at the CO Site, to compel General Dynamics to perform the remedial investigation and feasibility study ("RI/FS") for the AUS Operable Unit. General Dynamics negotiated an Administrative Order of Consent with the Government Agencies to conduct an extensive RI/FS at the CO Site under the direction of the U.S. Fish and Wildlife Service. General Dynamics asserted in August 2004 that the Company is jointly and severally liable, along with approximately eight other lessees and operators at the AUS Operable Unit, for costs associated with alleged contamination of soils and groundwater resulting from historic operations, and the parties have entered into a non-binding mediation process. However, the mediation process has indefinitely stalled due to an "internal issue" that the Government Agencies are facing and cannot seem to resolve.
Subsequent to the issuance of the Company's financial statements for the fiscal year ended December 31, 2021, the Company increased the accrual associated with this matter by $11.1 million to $57.4 million, which represents the Company's estimate of its liability related to this environmental site, all of which was reflected within LSTC on the unaudited condensed consolidated balance sheet as of April 1, 2022. The non-cash charge of $11.1 million was reflected in the unaudited condensed consolidated statement of operations as a component of operating expenses. While it is not possible at this time to determine with certainty the ultimate outcome of this matter, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Internal Revenue Code Section 453A Interest
As a result of historical internal installment sales, the Company has reported Internal Revenue Code ("IRC") §453A interest on its tax returns on the basis of its interpretation of the IRC. Alternative interpretations of these provisions could result in additional interest payable. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company's interpretation and maintained a corresponding liability of $12.4 million within LSTC and other liabilities in the unaudited condensed consolidated balance sheets as of April 1, 2022 and December 31, 2021, respectively. Favorable resolution of this uncertainty would likely result in a reversal of this liability and a benefit being recorded to interest expense within the unaudited condensed consolidated statements of operations.

Other Matters
The Company's legal proceedings and claims are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	April 1, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$36.9	$24.7	$12.2	$—
Equity securities	32.4	32.4	—	—
	$69.3	$57.1	$12.2	$—
Liabilities:
Deferred compensation liabilities	$29.3	$—	$29.3	$—
Contingent consideration liabilities	27.2	—	—	27.2
	$56.5	$—	$29.3	$27.2

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$38.7	$24.9	$13.8	$—
Equity securities	36.5	36.5	—	—
	$75.2	$61.4	$13.8	$—
Liabilities:
Deferred compensation liabilities	$36.9	$—	$36.9	$—
Contingent consideration liabilities	27.3	—	—	27.3
	$64.2	$—	$36.9	$27.3
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
Contingent consideration liabilities. As part of the acquisition of Stratatech Corporation ("Stratatech"), the Company provided contingent consideration to the prior shareholders of Stratatech, primarily in the form of regulatory filing and approval milestones associated with the deep partial-thickness and full-thickness indications associated with StrataGraft. For each indication, the Company is responsible for a payment upon acceptance of the Company's submission and another upon approval by the FDA. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payments was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the contingent consideration associated with the acquisition of Stratatech to be $27.2 million and $27.3 million as of April 1, 2022 and December 31, 2021, respectively. These liabilities are governed by an executory contract and recorded at their estimated allowed claim amount within LSTC in the unaudited condensed consolidated balance sheet as of both April 1, 2022 and December 31, 2021.

Financial Instruments Not Measured at Fair Value
    The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of April 1, 2022 and December 31, 2021:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $60.4 million and $60.2 million as of April 1, 2022 and December 31, 2021 (level 1), respectively.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $49.0 million and $51.3 million as of April 1, 2022 and December 31, 2021, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
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

	April 1, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
5.75% senior notes due August 2022	$610.3	$293.3	$610.3	$324.1
4.75% senior notes due April 2023	133.7	51.9	133.7	48.9
5.625% senior notes due October 2023	514.7	252.3	514.7	279.1
5.50% senior notes due April 2025	387.2	189.9	387.2	211.6
10.00% first lien senior notes due April 2025	495.0	519.6	495.0	523.7
10.00% second lien senior notes due April 2025	322.9	306.8	322.9	312.7
Revolving credit facility	900.0	900.0	900.0	900.0
Level 2:
9.50% debentures due May 2022	10.4	7.7	10.4	7.7
8.00% debentures due March 2023	4.4	3.2	4.4	3.2
Term loan due September 2024	1,392.9	1,274.6	1,396.5	1,309.2
Term loan due February 2025	369.7	338.9	370.7	347.7
Total Debt	$5,141.2	$4,138.2	$5,145.8	$4,267.9

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended
	April 1, 2022	March 26, 2021
CuraScript, Inc.	26.0%	24.9%

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	April 1, 2022	December 31, 2021
AmerisourceBergen Corporation	29.2%	30.0%
McKesson Corporation	16.8	15.0
CuraScript, Inc.	*	12.7
*Accounts receivable attributable to this distributor was less than 10.0% of total gross accounts receivable at the end of the respective period presented above.
The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended
	April 1, 2022	March 26, 2021
Acthar Gel	26.0%	23.1%
INOmax	20.2	24.0
Therakos	12.2	12.0

14.	Segment Data
The Company operates in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and APIs.
Management measures and evaluates the Company's operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items may include, but are not limited to, depreciation and amortization, share-based compensation, net restructuring charges, non-restructuring impairment charges and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating loss and are reflected in the reconciliations presented below.
Selected information by reportable segment was as follows:

	Three Months Ended
	April 1, 2022	March 26, 2021
Net sales:
Specialty Brands	$339.4	$408.4
Specialty Generics	151.5	149.6
Net sales	$490.9	$558.0
Operating income (loss):
Specialty Brands	$164.8	$212.1
Specialty Generics	34.4	31.7
Segment operating income	199.2	243.8
Unallocated amounts:
Corporate and unallocated expenses (1)	(32.8)	(22.6)
Depreciation and amortization	(177.2)	(169.6)
Share-based compensation	(1.2)	(3.6)
Restructuring charges, net	(6.8)	(0.4)
Non-restructuring impairment charges	—	(64.5)
Separation costs (2)	(2.0)	(0.6)
Operating loss	$(20.8)	$(17.5)

(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.

(2)Represents costs included in selling, general and administrative expenses, primarily related to professional fees and costs incurred as the Company explores potential sales of non-core assets to enable further deleveraging post-emergence.
Net sales by product family within the Company's reportable segments were as follows:

	Three Months Ended
	April 1, 2022	March 26, 2021
Acthar Gel	$127.7	$129.0
INOmax	99.0	134.0
Ofirmev	2.6	12.8
Therakos	59.9	66.8
Amitiza (1)	47.7	61.4
Other	2.5	4.4
Specialty Brands	339.4	408.4

Hydrocodone (API) and hydrocodone-containing tablets	19.0	23.3
Oxycodone (API) and oxycodone-containing tablets	16.6	17.2
Acetaminophen (API)	46.3	45.5
Other controlled substances	64.1	58.1
Other	5.5	5.5
Specialty Generics	151.5	149.6
Net sales	$490.9	$558.0
(1)Amitiza consists of both product net sales and royalties. Refer to Note 2 for further details on Amitiza's revenues.

15.	Subsequent Events
Bankruptcy Proceedings
Mallinckrodt plc has substantively concluded an examinership process before the High Court of Ireland, which made an order on April 27, 2022 confirming a scheme of arrangement (the "Scheme") that implements certain aspects of the Plan as a matter of the laws of Ireland. The confirmation of the Scheme by the High Court of Ireland (and its subsequent effectiveness) satisfies a key condition to the consummation of the Plan. The Scheme will become effective concurrently with the effectiveness of the Plan, which remains subject to the satisfaction or waiver of certain other conditions.
The Company has commenced a process to raise exit financing, which is expected to close upon emergence from the Chapter 11 bankruptcy process.

Commitments and Contingencies
Certain litigation matters occurred during the three months ended April 1, 2022 or prior, but had subsequent updates through the issuance of this report. See further discussion in Note 12.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the United States ("U.S.") Securities and Exchange Commission ("SEC") on March 15, 2022 and within Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
For further information on our business and products, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. SEC on March 15, 2022.

Significant Events
Voluntary Petitions for Reorganization
On October 12, 2020 (the "Petition Date"), we voluntarily initiated Chapter 11 proceedings (the "Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to modify our capital structure, including restructuring portions of our debt, and resolve potential legal liabilities, including, but not limited to those described in Note 12 to the notes to the unaudited condensed consolidated financial statements as Opioid-Related Matters and Acthar® Gel ("Acthar Gel")-Related Matters. We are continuing to operate our business as debtors-in-possession and supply customers and patients with products as normal. We intend to use the Chapter 11 process to provide a fair, orderly, efficient and legally binding mechanism to implement a plan of reorganization. Taken together, these actions are intended to enable us to move forward with our vision to become an innovation-driven biopharmaceutical company meeting the needs of underserved patients with severe and critical conditions.
On February 3, 2022, the Bankruptcy Court confirmed the fourth amended plan of reorganization (with technical modifications) (the "Plan") and subsequently entered a confirmation order on March 2, 2022. In addition, Chapter 11 proceedings commenced by a limited subset of the debtors have been recognized and given effect in Canada, and separately Mallinckrodt plc has substantively concluded an examinership process before the High Court of Ireland, which made an order on April 27, 2022 confirming a scheme of arrangement that implements certain aspects of the Plan as a matter of the laws of Ireland, and which will become effective concurrently with the effectiveness of the Plan.
Consummation of the Plan and the transactions contemplated thereby and emergence from the Chapter 11 proceedings remains subject to the satisfaction or waiver of various conditions.
We have commenced a process to raise exit financing, which is expected to close upon emergence from the Chapter 11 bankruptcy process.
For further information, refer to Note 2 of the notes to the unaudited condensed consolidated financial statements.

Reorganization items, net
Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of professional fees and adjustments to reflect the carrying value of liabilities subject to compromise ("LSTC") at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court. During the three months ended April 1, 2022 and March 26, 2021, we incurred $43.4 million and $93.5 million of reorganization items, net, respectively.

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
In response to receipt of the CRL, we had an End of Review Meeting on October 26, 2020 and a Type A Meeting on January 29, 2021 with the FDA where both parties engaged in constructive dialogue in an effort to clarify a viable path to approval. In August 2021, we resubmitted our NDA for terlipressin to the FDA and on February 18, 2022 (the Prescription Drug User Fee Act ("PDUFA") date), the FDA issued a CRL. In the weeks leading up to the PDUFA date, it became necessary for us to identify a new packaging and labeling manufacturing facility, which meant that an inspection by the FDA could not be completed by the PDUFA date. A satisfactory inspection is required before the NDA can be approved. This is the only outstanding issue noted in the CRL, and it is important to note that there were no safety or efficacy issues cited. We are working with the new facility to have it ready for inspection by the FDA. We remain committed to this critically ill patient population, who currently have no approved treatment option in the U.S. for HRS-1 and we believe that there is a path to approval in fiscal 2022. We will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated in-process research and development ("IPR&D") asset of $81.0 million included within intangible assets, net on the unaudited condensed consolidated balance sheets as of April 1, 2022 and December 31, 2021.

StrataGraft®
During the three months ended April 1, 2022, we released our first commercial shipment of Stratagraft. Net sales of this product are anticipated to be uneven as a result of contracting with hospitals and the government procurement schedule associated with sales to the Biomedical Advanced Research and Development Authority (BARDA) for placement in the Strategic National Stockpile.

Business Factors Influencing the Results of Operations
Specialty Brands
Net sales of INOmax® for the three months ended April 1, 2022 decreased $35.0 million, or 26.1%, to $99.0 million driven primarily by continued competition following the launch of a competitive nitric oxide product in fiscal 2021 before the expiration of the last of the listed patents on May 3, 2036 (November 3, 2036 including pediatric exclusivity), which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We continue to develop and pursue patent protection of next generation nitric oxide delivery systems and additional uses of nitric oxide. We further intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or next generation delivery systems.
Net sales of Amitiza® for the three months ended April 1, 2022 decreased $13.7 million, or 22.3%, to $47.7 million driven primarily by lower royalty revenue as a result of the entrance of generic competition during fiscal 2021.
Net sales of Ofirmev for the three months ended April 1, 2022 decreased $10.2 million, or 79.7%, to $2.6 million driven by the entrance of generic competition during fiscal 2021.
Net sales of Therakos® photopheresis ("Therakos") for the three months ended April 1, 2022 decreased $6.9 million, or 10.3%, to $59.9 million driven by the lagging effect of the novel coronavirus (COVID-19) that contributed to a reduction in use of the platform for treatment of graft-versus-host disease (GvHD), which is a non-promoted use in the U.S. market.
Net sales of Acthar Gel for the three months ended April 1, 2022 decreased $1.3 million, or 1.0%, to $127.7 million driven primarily by continued payer scrutiny on overall specialty pharmaceutical spending. We anticipate that competition for the Acthar Gel product will likely intensify following the launch of a competitive alternative form of treatment during the first quarter of 2022, which could have an adverse effect on our financial condition, results of operations and cash flows.

Specialty Generics
Net sales from the Specialty Generics segment increased $1.9 million, or 1.3%, to $151.5 million for the three months ended April 1, 2022, compared to $149.6 million for the three months ended March 26, 2021 primarily driven by an increase in other controlled substances net sales of $6.0 million, partially offset by a decrease in hydrocodone-related products net sales of $4.3 million.

Results of Operations
Three Months Ended April 1, 2022 Compared with Three Months Ended March 26, 2021
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	April 1, 2022	March 26, 2021	Percentage Change
U.S.	$449.8	$510.1	(11.8)%
Europe, Middle East and Africa	33.3	39.8	(16.3)
Other geographic areas	7.8	8.1	(3.7)
Net sales	$490.9	$558.0	(12.0)%

Net sales for the three months ended April 1, 2022 decreased $67.1 million, or 12.0%, to $490.9 million, compared with $558.0 million for the three months ended March 26, 2021. This decrease was primarily driven by our Specialty Brands segment including a decrease in net sales of INOmax, Amitiza, Ofirmev, Therakos and Acthar Gel, as previously mentioned. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit. Gross profit for the three months ended April 1, 2022 decreased $74.7 million, or 29.8%, to $175.7 million, compared with $250.4 million for the three months ended March 26, 2021. Gross profit margin was 35.8% for the three months ended April 1, 2022, compared with 44.9% for the three months ended March 26, 2021. These decreases were primarily driven by the $67.1 million decrease in net sales and a change in product mix, coupled with a $7.9 million increase in amortization expense for the Amitiza intangible asset resulting from a change in amortization method as discussed further in Note 9 to notes to the unaudited condensed consolidated financial statements.
Selling, general and administrative expenses. Selling general and administrative ("SG&A") expenses for the three months ended April 1, 2022 were $152.5 million, compared with $136.0 million for the three months ended March 26, 2021, an increase of $16.5 million, or 12.1%. As a percentage of net sales, SG&A expenses were 31.1% and 24.4% for the three months ended April 1, 2022 and March 26, 2021, respectively. These increases were primarily driven by an $11.1 million increase to certain of our environmental liabilities and a $0.1 decrease in the fair value of our contingent consideration liabilities during three months ended April 1, 2022, as compared to a $10.8 million decrease in the fair value of our contingent consideration liabilities during the three months ended March 26, 2021. These increases were partially offset by continued cost containment initiatives and lower employee compensation costs.
Research and development expenses. Research and development ("R&D") expenses decreased $29.0 million, or 43.8%, to $37.2 million for the three months ended April 1, 2022, compared with $66.2 million for the three months ended March 26, 2021. The decrease was primarily driven by cost containment initiatives coupled with the completion of certain development programs, such as the use of StrataGraft for the treatment of adults with deep partial-thickness burns. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes. As a percentage of net sales, R&D expenses were 7.6% and 11.9% for the three months ended April 1, 2022 and March 26, 2021, respectively.
Restructuring charges, net. During the three months ended April 1, 2022 and March 26, 2021, we incurred $6.8 million and $0.4 million of restructuring charges, net, respectively, primarily related to employee severance and benefits.
Non-restructuring impairment charges. During the three months ended March 26, 2021, we recognized a full impairment of $64.5 million related to the MNK-6105 and MNK-6106 IPR&D asset as a result of the decision to no longer pursue further development of the asset.

Non-Operating Items
Interest expense and interest income. During the three months ended April 1, 2022 and March 26, 2021, net interest expense was $57.8 million and $57.7 million, respectively, which primarily resulted from cash adequate protection payments on certain of our senior secured debt instruments.
Other (expense) income, net. During the three months ended April 1, 2022, we recorded other expense, net, of $4.1 million, compared with other income, net, of $8.1 million for the three months ended March 26, 2021. The activity in both periods reflects changes in fair value of our investment in Silence Therapeutics plc.
Reorganization items, net. During the three months ended April 1, 2022 and March 26, 2021, we recorded $43.4 million and $93.5 million of reorganization items, net. These charges included $40.5 million and $77.7 million of advisor and legal fees directly related to the Chapter 11 Cases during the three months ended April 1, 2022 and March 26, 2021, respectively. The three months ended March 26, 2021 also included $16.3 million of deferred financing fee write-offs related to the senior secured term loans.
Income tax benefit. We recognized an income tax benefit of $5.9 million on a loss from continuing operations before income taxes of $126.1 million for the three months ended April 1, 2022, and an income tax benefit of $16.4 million on a loss from continuing operations before income taxes of $160.6 million for the three months ended March 26, 2021. This resulted in effective tax rates of 4.7% and 10.2% for the three months ended April 1, 2022 and March 26, 2021, respectively. The income tax benefit for the three months ended April 1, 2022 was comprised of $5.0 million of current tax benefit and $0.9 million of deferred tax benefit. The current tax benefit was predominantly related to an increase to prepaid taxes. The deferred tax benefit was predominantly related to intangible asset amortization partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax benefit for the three months ended March 26, 2021 was comprised of $13.0 million of current tax benefit and $3.4 million of deferred tax benefit. The current tax benefit was predominately related to an increase to prepaid taxes, partially offset by changes to uncertain tax positions. The deferred tax benefit was predominantly related to intangible asset amortization, partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions.
The income tax benefit was $5.9 million for the three months ended April 1, 2022, compared with an income tax benefit of $16.4 million for the three months ended March 26, 2021. The $10.5 million net decrease in the tax benefit included a decrease of $12.5 million attributed to changes in the timing, amount and jurisdictional mix of income, a decrease of $1.3 million attributed to the Coronavirus Aid, Relief, and Economic Security (CARES) Act and a decrease of $0.9 million attributed to separation costs, reorganization items, net and restructuring charges, net, partially offset by an increase of $4.2 million attributed to uncertain tax positions.

Segment Results
Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items include, but are not limited to, depreciation and amortization, share-based compensation, net restructuring charges, non-restructuring impairment charges and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating loss and in the reconciliations presented below. Selected information by business segment is as follows:

Three Months Ended April 1, 2022 Compared with Three Months Ended March 26, 2021
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	April 1, 2022	March 26, 2021	Percentage Change
Specialty Brands	$339.4	$408.4	(16.9)%
Specialty Generics	151.5	149.6	1.3
Net sales	$490.9	$558.0	(12.0)

Specialty Brands. Net sales for the three months ended April 1, 2022 decreased $69.0 million to $339.4 million, compared with $408.4 million for the three months ended March 26, 2021. As previously discussed, the decrease in net sales was primarily driven by a $35.0 million, or 26.1%, decrease in INOmax, a $13.7 million, or 22.3%, decrease in Amitiza, a $10.2 million, or 79.7%, decrease in Ofirmev, a $6.9 million, or 10.3%, decrease in Therakos and a $1.3 million, or 1.0%, decrease in Acthar Gel.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	April 1, 2022	March 26, 2021	Percentage Change
U.S.	$318.3	$384.7	(17.3)%
Europe, Middle East and Africa	16.6	18.7	(11.2)
Other	4.5	5.0	(10.0)
Net sales	$339.4	$408.4	(16.9)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	April 1, 2022	March 26, 2021	Percentage Change
Acthar Gel	$127.7	$129.0	(1.0)%
INOmax	99.0	134.0	(26.1)
Ofirmev	2.6	12.8	(79.7)
Therakos	59.9	66.8	(10.3)
Amitiza	47.7	61.4	(22.3)
Other	2.5	4.4	(43.2)
Specialty Brands	$339.4	$408.4	(16.9)

Specialty Generics. Net sales for the three months ended April 1, 2022 increased $1.9 million, or 1.3%, to $151.5 million, compared with $149.6 million for the three months ended March 26, 2021. The increase in net sales was due to an increase in other controlled substances of $6.0 million partially offset by a decrease in hydrocodone-related products net sales of $4.3 million.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	April 1, 2022	March 26, 2021	Percentage Change
U.S.	$131.5	$125.4	4.9%
Europe, Middle East and Africa	16.7	21.1	(20.9)
Other	3.3	3.1	6.5
Net sales	$151.5	$149.6	1.3

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	April 1, 2022	March 26, 2021	Percentage Change
Hydrocodone (API) and hydrocodone-containing tablets	$19.0	$23.3	(18.5)%
Oxycodone (API) and oxycodone-containing tablets	16.6	17.2	(3.5)
Acetaminophen (API)	46.3	45.5	1.8
Other controlled substances	64.1	58.1	10.3
Other	5.5	5.5	—
Specialty Generics	$151.5	$149.6	1.3

Operating Income (Loss)
Operating income by segment and as a percentage of segment net sales for the three months ended April 1, 2022 and March 26, 2021 is shown in the following table (dollars in millions):

	Three Months Ended
	April 1, 2022		March 26, 2021
Specialty Brands	$164.8	48.6%	$212.1	51.9%
Specialty Generics	34.4	22.7	31.7	21.2
Segment operating income	199.2	40.6	243.8	43.7
Unallocated amounts:
Corporate and unallocated expenses (1)	(32.8)		(22.6)
Depreciation and amortization	(177.2)		(169.6)
Share-based compensation	(1.2)		(3.6)
Restructuring charges, net	(6.8)		(0.4)
Non-restructuring impairment charges	—		(64.5)
Separation costs (2)	(2.0)		(0.6)
Total operating loss	$(20.8)		$(17.5)
(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs included in SG&A expenses, primarily related to professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence.
Specialty Brands. Operating income for the three months ended April 1, 2022 decreased $47.3 million, to $164.8 million, compared with $212.1 million for the three months ended March 26, 2021. Operating margin decreased to 48.6% for the three months ended April 1, 2022, compared with 51.9% for the three months ended March 26, 2021. These decreases were primarily driven by a $58.9 million decrease to gross profit as a result of the decrease in net sales and a change in product mix as discussed above. In addition, SG&A expenses increased by $10.7 million, or 12.3% primarily driven by the annual fee on branded prescription pharmaceutical manufacturers due in large part to the adjustment by the Internal Revenue Service for prior periods primarily related to the Medicaid lawsuit ruling. The decreases in operating income and margin were partially offset by a decrease of $22.3 million, or 42.7%, in R&D expenses compared with the three months ended March 26, 2021 as a result of cost containment initiatives coupled with the completion of certain development programs, such as the use of StrataGraft for the treatment of adults with deep partial-thickness burns.
Specialty Generics. Operating income for the three months ended April 1, 2022 increased $2.7 million, to $34.4 million, compared with $31.7 million for the three months ended March 26, 2021. Operating margin increased to 22.7% for the three months ended April 1, 2022, compared with 21.2% for the three months ended March 26, 2021. These increases were primarily attributable to cost containment initiatives and a change in product mix.
Corporate and unallocated expenses. Corporate and unallocated expenses were $32.8 million and $22.6 million for the three months ended April 1, 2022 and March 26, 2021, respectively. The increase was primarily driven by an $11.1 million increase to certain of our environmental liabilities and a $0.1 decrease in the fair value of our contingent consideration liabilities during three months ended April 1, 2022, as compared to a $10.8 million decrease in the fair value of our contingent consideration liabilities during the three months ended March 26, 2021. These increases were partially offset by continued cost containment initiatives and lower employee compensation costs.

Liquidity and Capital Resources
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions, capital expenditures, cash paid in connection with legal settlements, acquisitions and licensing agreements and cash received as a result of our divestitures. We have historically generated and expect to continue to generate positive cash flows from operations. Our ability to fund our capital needs is impacted by our ongoing ability to generate cash from operations and access to capital markets. Our material cash requirements are highly dependent upon the Plan and successful emergence from Chapter 11.

Anticipated Sources and Uses for Chapter 11 Emergence
In the event we are able to successfully emerge from Chapter 11, our primary cash sources upon emergence are expected to include cash on hand, which was $1,365.3 million as of April 1, 2022, and proceeds of newly incurred debt. We have commenced a process to raise exit financing, which is expected to close upon emergence from the Chapter 11 bankruptcy process.
Our primary cash uses upon emergence are expected to include the following:
•$900.0 million revolving credit facility with a stated maturity of February 28, 2022, for which efforts to enforce payment obligations were automatically stayed during the pendency of the Chapter 11 Cases;
•$450.0 million upfront payment related to our proposed resolution of all opioid-related claims against us (Amended Proposed Opioid-Related Litigation Settlement);
•$18.0 million upfront payment, inclusive of interest, related to our proposed resolution of various Acthar Gel-related matters, including the Medicaid lawsuit, an associated False Claims Act ("FCA") lawsuit and an FCA lawsuit relating to Acthar Gel's previous owner's interactions with an independent charitable foundation (the Proposed Acthar Gel-Related Settlement);
•$147.0 million payment of administrative, priority and trade claims, for which the amount is not yet finalized due to ongoing claims reconciliation efforts;
•$135.0 million payment for general unsecured claims in accordance with the agreement in principle with the unsecured creditors committee;
•$19.0 million payment of noteholder consent fees; and
•Approximately $80.0 million in costs, fees and expenses related to exit-financing activities, an exit fee associated with our senior secured term loans and accrued and unpaid interest on certain pre-emergence debt.
Refer to Note 2 and 10 of the notes to the unaudited condensed consolidated financial statements for further information on our Plan, related expected sources and uses and current outstanding debt instruments.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Three Months Ended
	April 1, 2022	March 26, 2021
Net cash from:
Operating activities	$49.2	$151.4
Investing activities	(23.4)	(21.6)
Financing activities	(4.6)	(118.9)
Effect of currency exchange rate changes on cash and cash equivalents	(0.7)	(0.4)
Net increase in cash, cash equivalents and restricted cash	$20.5	$10.5

Operating Activities
Net cash provided by operating activities of $49.2 million for the three months ended April 1, 2022 was attributable to a net loss of $119.6 million, adjusted for non-cash items of $192.7 million, driven by depreciation and amortization of $177.2 million coupled with cash used in working capital of $23.9 million. The change in working capital was primarily driven by a $63.3 million net cash outflow related to a decrease in accrued consulting fees and accrued payroll, a $27.0 million increase in inventory and a $7.8 million outflow in income taxes primarily driven by an increase in prepaid income taxes, partially offset by a $73.8 million decrease in accounts receivable primarily due to lower net sales.
Net cash provided by operating activities of $151.4 million for the three months ended March 26, 2021 was attributable to a net loss of $143.9 million, adjusted for non-cash items of $238.1 million driven by depreciation and amortization of $169.6 million and a non-cash impairment charge of $64.5 million. This net loss was also offset by cash provided from net investment in working capital of $57.2 million, which was primarily driven by a $61.8 million decrease in accounts receivable and a $38.9 million net cash inflow related to other assets and liabilities primarily driven by an increase in accrued consulting fees. These inflows were partially offset by a $22.8 million increase in inventory and $21.2 million related to a decrease in net tax payables and an increase in prepaid income taxes.

Investing Activities
Net cash used in investing activities was $23.4 million for the three months ended April 1, 2022, compared with $21.6 million for the three months ended March 26, 2021. The $1.8 million increase was primarily attributable to a $2.7 million increase in capital expenditures. Under our term loan credit agreement and our notes, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loans and offer to repurchase certain of our notes.

Financing Activities
Net cash used in financing activities was $4.6 million for the three months ended April 1, 2022, compared with $118.9 million for the three months ended March 26, 2021. The $114.3 million decrease was entirely driven by a decrease in debt repayments. The three months ended March 26, 2021 included a $114.0 million mandatory prepayment on our senior secured term loans.

Commitments and Contingencies
Legal Proceedings
See Note 12 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of April 1, 2022.

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

Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.
We believe that our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended April 1, 2022, there were no significant changes to the underlying accounting assumptions and estimates used in the above critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
The risk factors included within Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and within Part II, Item 1A of this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended April 1, 2022 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 12 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of April 1, 2022.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended April 1, 2022. The repurchase activity presented below is limited to deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations as there were no market repurchases during the three months ended April 1, 2022.
On March 1, 2017, the Company's Board of Directors authorized a $1.0 billion share repurchase program (the "March 2017 Program"). The March 2017 Program has no expiration date.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs (in millions)
January 1, 2022 to January 28, 2022	1,317	$0.16	—	$564.2
January 29, 2022 to March 4, 2022	1,728	0.13	—	564.2
March 5, 2022 to April 1, 2022	780	0.37	—	564.2
January 1, 2022 to April 1, 2022	3,825	0.19

Item 6.	Exhibits.

Exhibit Number	Exhibit

10.1
Settlement Agreement, dated as of March 7, 2022, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, Mallinckrodt plc, Mallinckrodt ARD LLC and James Landolt (incorporated by reference to Exhibit 10.1 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on March 11, 2022).

10.2
Settlement Agreement, dated as of March 7, 2022, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, Mallinckrodt plc, Mallinckrodt ARD LLC, Charles Strunck, Lisa Pratta and Scott Clark (incorporated by reference to Exhibit 10.2 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on March 11, 2022).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive Data File (Form 10-Q for the quarterly period ended April 1, 2022 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

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

Date: May 3, 2022