Form 10-Q
period 2022-07-01
Mallinckrodt plc
filed 2022-08-11
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 10, 2022, the registrant had 13,170,932 ordinary shares outstanding at $0.01 par value.

MALLINCKRODT PLC
INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Statements of Operations for the period from June 17, 2022 through July 1, 2022 (Successor), the period from April 2, 2022 through June 16, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the three and six months ended June 25, 2021 (Predecessor).	2
	Condensed Consolidated Statements of Comprehensive Operations for the period from June 17, 2022 through July 1, 2022 (Successor), the period from April 2, 2022 through June 16, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the three and six months ended June 25, 2021 (Predecessor).	4
	Condensed Consolidated Balance Sheets as of July 1, 2022 (Successor) and December 31, 2021 (Predecessor).	5
	Condensed Consolidated Statements of Cash Flows for the period from June 17, 2022 through July 1, 2022 (Successor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the six months ended June 25, 2021 (Predecessor).	6
	Condensed Consolidated Statements of Changes in Shareholders' Equity for the period from June 17, 2022 through July 1, 2022 (Successor), the period from April 2, 2022 through June 16, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the three and six months ended June 25, 2021 (Predecessor).	7
	Notes to Condensed Consolidated Financial Statements.	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	59
Item 4.	Controls and Procedures.	59

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	60
Item 1A.	Risk Factors.	60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	62
Item 5.	Other Information.	63
Item 6.	Exhibits.	64

SIGNATURES		66

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Net sales	$85.0	$383.7	$546.4
Cost of sales	102.2	266.8	331.6
Gross (loss) profit	(17.2)	116.9	214.8
Selling, general and administrative expenses	30.3	122.8	145.0
Research and development expenses	6.2	28.3	52.8
Restructuring charges, net	1.1	2.8	6.1
Operating (loss) income	(54.8)	(37.0)	10.9
Interest expense	(21.1)	(50.4)	(52.4)
Interest income	0.1	0.2	—
Other income (expense), net	5.9	(10.5)	11.3
Reorganization items, net	(3.5)	(587.5)	(109.5)
Loss from continuing operations before income taxes	(73.4)	(685.2)	(139.7)
Income tax benefit	(9.7)	(491.4)	(33.5)
Loss from continuing operations	(63.7)	(193.8)	(106.2)
Income from discontinued operations, net of income taxes	—	0.3	0.4
Net loss	$(63.7)	$(193.5)	$(105.8)

Basic (loss) income per share (Note 7):
Loss from continuing operations	$(4.83)	$(2.29)	$(1.25)
Income from discontinued operations	—	—	—
Net loss	$(4.83)	$(2.28)	$(1.25)
Basic weighted-average shares outstanding	13.2	84.8	84.7

Diluted (loss) income per share (Note 7):
Loss from continuing operations	$(4.83)	$(2.29)	$(1.25)
Income from discontinued operations	—	—	—
Net loss	$(4.83)	$(2.28)	$(1.25)
Diluted weighted-average shares outstanding	13.2	84.8	84.7

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(unaudited, in millions, except per share data)

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Net sales	$85.0	$874.6	$1,104.4
Cost of sales	102.2	582.0	639.2
Gross (loss) profit	(17.2)	292.6	465.2
Selling, general and administrative expenses	30.3	275.3	281.0
Research and development expenses	6.2	65.5	119.0
Restructuring charges, net	1.1	9.6	6.5
Non-restructuring impairment charges	—	—	64.5
Losses on divestiture	—	—	0.8
Operating loss	(54.8)	(57.8)	(6.6)
Interest expense	(21.1)	(108.6)	(112.0)
Interest income	0.1	0.6	1.9
Other income (expense), net	5.9	(14.6)	19.4
Reorganization items, net	(3.5)	(630.9)	(203.0)
Loss from continuing operations before income taxes	(73.4)	(811.3)	(300.3)
Income tax benefit	(9.7)	(497.3)	(49.9)
Loss from continuing operations	(63.7)	(314.0)	(250.4)
Income from discontinued operations, net of income taxes	—	0.9	0.7
Net loss	$(63.7)	$(313.1)	$(249.7)

Basic (loss) income per share (Note 7):
Loss from continuing operations	$(4.83)	$(3.70)	$(2.96)
Income from discontinued operations	—	0.01	0.01
Net loss	$(4.83)	$(3.69)	$(2.95)
Basic weighted-average shares outstanding	13.2	84.8	84.7

Diluted (loss) income per share (Note 7):
Loss from continuing operations	$(4.83)	$(3.70)	$(2.96)
Income from discontinued operations	—	0.01	0.01
Net loss	$(4.83)	$(3.69)	$(2.95)
Diluted weighted-average shares outstanding	13.2	84.8	84.7

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited, in millions)

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Net loss	$(63.7)	$(193.5)	$(105.8)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(1.7)	(1.7)	0.6
Benefit plans, net of tax	—	0.2	(0.3)
Total other comprehensive (loss) income, net of tax	(1.7)	(1.5)	0.3
Comprehensive loss	$(65.4)	$(195.0)	$(105.5)

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Net loss	$(63.7)	$(313.1)	$(249.7)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(1.7)	(1.5)	0.8
Benefit plans, net of tax	—	—	(0.4)
Total other comprehensive (loss) income, net of tax	(1.7)	(1.5)	0.4
Comprehensive loss	$(65.4)	$(314.6)	$(249.3)

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	Successor	Predecessor
	July 1, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$354.7	$1,345.0
Accounts receivable, less allowance for doubtful accounts of $5.8 and $4.7	370.4	439.1
Inventories	1,201.2	347.2
Prepaid expenses and other current assets	344.2	178.3
Total current assets	2,270.5	2,309.6
Property, plant and equipment, net	448.2	776.0
Intangible assets, net	3,106.7	5,448.4
Deferred income taxes	459.8	—
Other assets	200.7	382.3
Total Assets	$6,485.9	$8,916.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$44.1	$1,388.9
Accounts payable	89.4	123.0
Accrued payroll and payroll-related costs	63.9	84.6
Accrued interest	21.2	17.0
Acthar Gel-Related Settlement	16.5	—
Opioid-Related Litigation Settlement liability	200.0	—
Accrued and other current liabilities	326.5	328.7
Total current liabilities	761.6	1,942.2
Long-term debt	3,025.5	—
Acthar Gel-Related Settlement	67.2	—
Opioid-Related Litigation Settlement liability	307.6	—
Pension and postretirement benefits	54.8	30.1
Environmental liabilities	37.2	43.0
Deferred income taxes	1.4	20.9
Other income tax liabilities	14.0	83.2
Other liabilities	78.4	85.8
Liabilities subject to compromise	—	6,397.7
Total Liabilities	4,347.7	8,602.9
Shareholders' Equity:
Predecessor preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Successor preferred shares, $0.01 par value, 500,000,000 authorized; none issued and outstanding	—	—
Predecessor ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Successor ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Predecessor ordinary shares, $0.20 par value, 500,000,000 authorized; 94,296,235 issued; 84,726,590 outstanding	—	18.9
Successor ordinary shares, $0.01 par value, 500,000,000 authorized; 13,170,932 issued and outstanding	0.1	—
Predecessor ordinary shares held in treasury at cost, none and 9,569,645	—	(1,616.1)
Additional paid-in capital	2,203.5	5,597.8
Accumulated other comprehensive loss	(1.7)	(8.3)
Retained deficit	(63.7)	(3,678.9)
Total Shareholders' Equity	2,138.2	313.4
Total Liabilities and Shareholders' Equity	$6,485.9	$8,916.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Cash Flows From Operating Activities:
Net loss	$(63.7)	$(313.1)	$(249.7)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	48.4	321.8	337.6
Share-based compensation	—	1.7	6.0
Deferred income taxes	(6.4)	(473.0)	(13.2)
Non-cash impairment charges	—	—	64.5
Reorganization items, net	—	425.4	15.7
Other non-cash items	1.6	35.3	(15.5)
Changes in assets and liabilities:
Accounts receivable, net	17.0	49.8	89.0
Inventories	24.6	(33.2)	(14.3)
Accounts payable	(11.7)	(3.6)	(2.3)
Income taxes	(4.1)	(26.9)	22.8
Acthar Gel-Related Settlement	—	—	(3.2)
Payments of claims	—	(629.0)	—
Other	(21.2)	2.5	86.6
Net cash from operating activities	(15.5)	(642.3)	324.0
Cash Flows From Investing Activities:
Capital expenditures	(3.7)	(33.4)	(29.2)
Proceeds from divestitures, net of cash	65.0	—	15.7
Other	—	0.4	0.3
Net cash from investing activities	61.3	(33.0)	(13.2)
Cash Flows From Financing Activities:
Issuance of external debt	—	650.0	—
Repayment of external debt	(1.7)	(904.6)	(123.5)
Debt financing costs	—	(24.1)	—
Net cash from financing activities	(1.7)	(278.7)	(123.5)
Effect of currency rate changes on cash	(0.2)	(3.9)	0.3
Net change in cash, cash equivalents and restricted cash	43.9	(957.9)	187.6
Cash, cash equivalents and restricted cash at beginning of period	447.3	1,405.2	1,127.0
Cash, cash equivalents and restricted cash at end of period	$491.2	$447.3	$1,314.6

Cash and cash equivalents at end of period	$354.7	$297.9	$1,254.9
Restricted cash included in prepaid expenses and other current assets at end of period	100.1	113.0	23.4
Restricted cash included in other long-term assets at end of period	36.4	36.4	36.3
Cash, cash equivalents and restricted cash at end of period	$491.2	$447.3	$1,314.6

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 25, 2020 (Predecessor)	94.1	$18.8	9.5	$(1,616.1)	$5,587.6	$(2,961.5)	$(9.6)	$1,019.2
Net loss	—	—	—	—	—	(143.9)	—	(143.9)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Vesting of restricted shares	—	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	3.6	—	—	3.6
Balance as of March 26, 2021 (Predecessor)	94.1	$18.8	9.5	$(1,616.1)	$5,591.1	$(3,105.4)	$(9.5)	$878.9
Net loss	—	—	—	—	—	(105.8)	—	(105.8)
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Vesting of restricted shares	0.2	0.1	0.1	—	0.1	—	—	0.2
Share-based compensation	—	—	—	—	2.4	—	—	2.4
Balance as of June 25, 2021 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,593.6	$(3,211.2)	$(9.2)	$776.0

Balance as of December 31, 2021 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,597.8	$(3,678.9)	$(8.3)	$313.4
Net loss	—	—	—	—	—	(119.6)	—	(119.6)
Share-based compensation	—	—	—	—	1.2	—	—	1.2
Balance as of April 1, 2022 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,599.0	$(3,798.5)	$(8.3)	$195.0
Net loss	—	—	—	—	—	(193.5)	—	(193.5)
Other comprehensive loss	—	—	—	—	—	—	(1.5)	(1.5)
Share-based compensation	—	—	—	—	0.5	—	—	0.5
Cancellation of Predecessor equity	(94.3)	(18.9)	(9.6)	1,616.1	(5,599.5)	3,992.0	9.8	(0.5)
Issuance of Successor common stock	13.2	0.1	—	—	2,189.6	—	—	2,189.7
Issuance of Successor Opioid Warrants	—	—	—	—	13.9	—	—	13.9
Balance as of June 16, 2022 (Successor)	13.2	$0.1	—	$—	$2,203.5	$—	$—	$2,203.6
Net loss	—	—	—	—	—	(63.7)	—	(63.7)
Other comprehensive loss	—	—	—	—	—	—	(1.7)	(1.7)
Balance as of July 1, 2022 (Successor)	13.2	0.1	—	—	2,203.5	(63.7)	(1.7)	2,138.2

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

Basis of Presentation
On October 12, 2020 (the "Petition Date"), Mallinckrodt plc and substantially all of its U.S. subsidiaries, including certain subsidiaries of Mallinckrodt plc operating the Specialty Generics business (the "Specialty Generics Subsidiaries") and the Specialty Brands business (the "Specialty Brands Subsidiaries"), and certain of the Company's international subsidiaries (together with the Company, Specialty Generics Subsidiaries and Specialty Brands Subsidiaries, the "Debtors") voluntarily initiated proceedings (the "Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code"). On March 2, 2022, the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order confirming the fourth amended plan of reorganization (with technical modifications (the "Plan"). Subsequent to the filing of the Chapter 11 Cases, Chapter 11 proceedings commenced by a limited subset of the Debtors were recognized and given effect in Canada, and separately the High Court of Ireland made an order confirming a scheme of arrangement on April 27, 2022, which is based on and consistent in all respects with the Plan (the "Scheme of Arrangement"), that the Scheme of Arrangement would become effective concurrently with the Plan. On June 8, 2022, the Bankruptcy Court entered an order approving a minor modification to the Plan. The Plan and Scheme of Arrangement became effective on June 16, 2022 (the "Effective Date"), and on such date the Company emerged from the Chapter 11 and Irish examinership proceedings.
See Note 2 for further information on the Plan and emergence from Chapter 11.
Upon emergence from Chapter 11, the Company adopted fresh-start accounting in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 852 - Reorganizations ("ASC 852"), and became a new entity for financial reporting purposes as of the Effective Date. References to "Successor" relate to the financial position as of June 16, 2022 and results of operations of the reorganized Company subsequent to June 16, 2022, while references to "Predecessor" relate to the financial position prior to June 16, 2022 and results of operations of the Company prior to, and including, June 16, 2022. All emergence-related transactions of the Predecessor were recorded as of June 16, 2022. Accordingly the unaudited condensed consolidated financial statements for the Successor are not comparable to the unaudited condensed consolidated financial statements for the Predecessor. See Note 3 for further information.
The Company's significant accounting policies are described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021. In connection with the adoption of fresh-start accounting, the Company elected to make an accounting policy change as described below:
Predecessor Contingencies — Legal fees pertaining to asbestos-related matters were estimated and accrued as part of the Company’s projected asbestos liability.
Successor Contingencies — Legal fees pertaining to asbestos matters are expensed as incurred.

This change in accounting policy resulted in a $22.8 million fresh-start adjustment to the asbestos-related liability and a $20.3 million adjustment to the corresponding indemnification receivable.
Also in connection with the adoption of fresh-start accounting, the Company made a change in estimate related to its Specialty Generics' inventory turn calculation. This prospective change is expected to result in the discrete amortization of $20.5 million of capitalized variances through the first quarter of fiscal 2023. The amount recognized in the Successor period was $2.4 million.
The Company also reassessed and updated its product line net sales presentation for its Specialty Generics segment. Beginning with this Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2022, the Company's unaudited condensed consolidated financial statements reflect the updated product line net sales structure for its Specialty Generics segment. Prior year amounts have been recast to conform to current presentation.
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
The fiscal year end balance sheet data was derived from audited consolidated financial statements, but does not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Predecessor) filed with the U.S. Securities and Exchange Commission ("SEC") on March 15, 2022.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. The period June 17, 2022 through July 1, 2022 reflects the Successor period, while the period April 2, 2022 through, and including, June 16, 2022 and the period January 1, 2022 through, and including, June 16, 2022 reflects the Predecessor periods. Unless otherwise indicated, the three and six months ended June 25, 2021 (Predecessor) refers to the thirteen and twenty-six week period ended June 25, 2021 (Predecessor). Fiscal 2021 (Predecessor) consisted of 53 weeks, while fiscal 2022 will consist of 52 weeks and will end on December 30, 2022.

2.	Emergence from Voluntary Reorganization
During the pendency of the Chapter 11 Cases, the Debtors operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors were authorized to continue to operate as ongoing businesses, and were allowed to pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors were not allowed to pay third-party claims or creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.
Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Company as of the Petition Date, were subject to an automatic stay. See Plan of Reorganization section below for the distributions to creditors and interest holders.

Plan of Reorganization
In accordance with the effectuated Plan, the following significant transactions occurred upon the Company's emergence from bankruptcy on the Effective Date:
Resolution of Opioid-Related Claims.
Pursuant to the Plan and the Scheme of Arrangement, on the Effective Date all opioid claims against the Company and its subsidiaries were deemed to have been settled, discharged, waived, released and extinguished in full against the Company and its subsidiaries, and the Company and its subsidiaries ceased to have any liability or obligation with respect to such claims, which were treated in accordance with the Plan as follows:
◦Opioid claims were channeled to certain trusts, which will receive $1,725.0 million in deferred payments from the Company and certain of its subsidiaries (the "Opioid-Related Litigation Settlement") consisting of (i) a $450.0 million payment upon the Effective Date (of which $2.6 million was prefunded); (ii) a $200.0 million payment upon each of the first and second anniversaries of the Effective Date; (iii) a $150.0 million payment upon each of the third through seventh anniversaries of the Effective Date; and (iv) a $125.0 million payment upon the eighth anniversary of Effective Date (collectively, the "Opioid Deferred Payments") with the Company retaining an eighteen-month option to prepay outstanding Opioid Deferred Payments (other than the initial Effective Date payment) at a discount (and to prepay the Opioid Deferred Payments at their undiscounted value even after the expiration of such eighteen-month period). The Opioid Deferred Payments are unsecured and are guaranteed by Mallinckrodt and its subsidiaries that are borrowers, issuers or guarantors under the Takeback Term Loans and the New 1L Notes, Existing 1L Notes, New 2L Notes and Takeback 2L Notes (such notes collectively, the “Effective Date Notes”) (except for the Effective Date Notes), and certain future indebtedness (subject to certain exceptions). The Opioid Deferred Cash Payments Agreement contains affirmative and negative covenants (including an obligation to offer to pay the Opioid Deferred Payments without discount upon the occurrence of certain change of control triggering events) and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the Opioid Deferred Cash Payments Agreement could result in the required repayment of all outstanding Opioid Deferred Payments and could cause a cross-default that could result in the acceleration of certain indebtedness of Mallinckrodt and its subsidiaries.
•Opioid claimants also received, in addition to other potential consideration, 3,290,675 warrants for approximately 19.99% of the reorganized Company’s new outstanding shares, with a nominal value $0.01 per share ("Ordinary Share(s)"), after giving effect to the exercise of the warrants, but subject to dilution from equity reserved under the management incentive plan, exercisable at any time on or prior to the sixth anniversary of the Effective Date, at a strike price of $103.40 per Ordinary Share (the "Opioid Warrant(s)").
•Pursuant to the Plan, certain subsidiaries of the Company will remain subject to an agreed-upon operating injunction with respect to the operation of their opioid business.
Governmental Acthar® Gel (repository corticotropin injection) ("Acthar Gel") Settlement
Pursuant to the Plan and the Scheme of Arrangement, on the Effective Date, all claims of the U.S. Department of Justice ("DOJ") and other governmental parties relating to Acthar Gel against the Company were deemed to have been settled, discharged, waived, released and extinguished in full against the Company, and the Company ceased to have any liability or obligation with respect to such claims, which were treated in accordance with the Plan and the terms of the settlement that is summarized below:
•The Company entered into an agreement with the DOJ and other governmental parties to settle a range of litigation matters and disputes relating to Acthar Gel (the "Acthar Gel-Related Settlement") including a Medicaid lawsuit with the Centers for Medicare and Medicaid Services ("CMS"), a related False Claims Act ("FCA") lawsuit in Boston, and an Eastern District of Pennsylvania ("EDPA") FCA lawsuit principally relating to interactions of Acthar Gel's previous owner (Questcor Pharmaceuticals Inc. ("Questcor")) with an independent charitable foundation. To implement the Acthar Gel-Related Settlement, the Company entered into two settlement agreements with the U.S. and certain relators. Under the Acthar Gel-Related Settlement, which was conditioned upon the Company commencing its Chapter 11 proceeding and provided for the distributions the applicable claimants received under the Plan, the Company will pay $260.0 million to the DOJ and other parties over seven years and reset Acthar Gel’s Medicaid rebate calculation as of July 1, 2020, such that state Medicaid programs will receive 100% rebates on Acthar Gel Medicaid sales, based on current Acthar Gel pricing. The $260.0 million in payments consists of (i) a $15.0 million payment upon the Effective Date; (ii) a $15.0 million payment upon the first anniversary of the Effective Date; (iii) a $20.0 million payment upon each of the second and third anniversaries of the Effective Date; (iv) a $32.5 million payment upon each of the fourth and fifth anniversaries of the Effective Date; and (v) a $62.5 million payment upon the sixth and seventh anniversaries of Effective Date. Also in connection with the Acthar Gel-Related Settlement, the Company entered into (a) separate settlement agreements with certain states, the Commonwealth of Puerto Rico, the District of Columbia and the above-noted relators, which further implement the Acthar Gel-Related Settlement, and (b) a five-year corporate integrity agreement ("CIA") with the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services ("HHS") in March 2022. As a result of these agreements, upon effectiveness of the Acthar Gel-Related Settlement in connection with the effectiveness of the Plan, the U.S. Government has dropped its demand for approximately $640 million in retrospective Medicaid rebates for Acthar Gel and agreed to dismiss the FCA lawsuit in Boston and the EDPA FCA lawsuit. Similarly, state and territory Attorneys General have also dropped related lawsuits. In turn, the Company has dismissed its appeal of the U.S. District Court for the District of Columbia's ("D.C. District Court") adverse decision in the Medicaid lawsuit, which was filed in the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit").

•Mallinckrodt has entered into the Acthar Gel-Related Settlement with the DOJ and other governmental parties solely to move past these litigation matters and disputes and does not make any admission of liability or wrongdoing.
•In accordance with the effectuated Acthar Gel-Related Settlement, on June 28, 2022, the Bankruptcy Court entered an order dismissing the federal government's FCA lawsuit with prejudice, and further ordered the related state lawsuits dismissed without prejudice.
•In accordance with the effectuated Acthar Gel-Related Settlement, on July 20, 2022, the court entered an order dismissing the EDPA FCA lawsuit with prejudice.
Satisfaction of Existing Term Loans and Repayment of Existing Revolver
On the Effective Date and pursuant to the Plan, Mallinckrodt International Finance S.A. ("MIFSA") and Mallinckrodt CB LLC ("MCB" and together with MIFSA, the "Issuers"), each of which is a subsidiary of the Company, entered into a senior secured term loan facility with an aggregate principal amount of $1,392.9 million (the "2017 Replacement Term Loans") and a senior secured term loan facility with an aggregate principal amount of $369.7 million (the "2018 Replacement Term Loans", and together with the 2017 Replacement Term Loan, the "Takeback Term Loans"). Pursuant to the Plan and Scheme of Arrangement, on the Effective Date, lenders holding allowed claims in respect of the existing senior secured term loans due September 2024 (the “2024 Term Loans”) and senior secured term loans due February 2025 (the “2025 Term Loans” and, together with the 2024 Term Loans, the “Existing Term Loans”) incurred by the Issuers received their pro rata share of the 2017 Replacement Term Loans (in the case of the 2024 Term Loans) or the 2018 Replacement Term Loans (in the case of the 2025 Term Loans) and payment in cash of an exit fee equal to 1.00% of the remaining principal amount of Existing Term Loans held by such lenders in satisfaction thereof.
Pursuant to the Plan and Scheme of Arrangement, on the Effective Date, lenders’ allowed claims in respect of the existing $900.0 million senior secured revolving credit facility (the “Existing Revolver”) incurred by the Issuers and certain of their respective subsidiaries were paid in full in cash.
Reinstatement of Existing 10.00% First Lien Senior Secured Notes due 2025
On the Effective Date and pursuant to the Plan and the Scheme of Arrangement, the Issuers’ existing 10.00% First Lien Senior Secured Notes due 2025 (the “Existing 1L Notes”) in an aggregate principal amount of $495.0 million and the note documents relating thereto were reinstated. In addition, pursuant to the terms of the indenture governing the Existing 1L Notes, the Issuers, Mallinckrodt plc and the subsidiary guarantors of the Existing 1L Notes entered into a supplemental indenture, dated of the Effective Date (the "Supplemental Indenture"), pursuant to which certain additional assets were added to the collateral securing the Existing 1L Notes and the guarantees thereof.
Satisfaction of 10.00% Second Lien Senior Secured Notes due 2025
Pursuant to the Plan and Scheme of Arrangement, on the Effective Date, lenders holding allowed claims in respect of the Issuers’ existing 10.00% second lien senior secured notes due 2025 (the “Existing 2L Notes”) in an aggregate principal amount of $322.9 million received their pro rata share of a like aggregate principal amount of new 10.00% second lien senior secured notes due 2025 ("New 2L Notes") in satisfaction thereof.
Discharge of Mallinckrodt's Guaranteed Unsecured Notes
Pursuant to the Plan and Scheme of Arrangement, on the Effective Date, holders of allowed claims in respect of the Issuers' 5.75% Senior Notes due 2022, the 5.625% Senior Notes due 2023 and the 5.50% Senior Notes due 2025 (the "Guaranteed Unsecured Notes") received their pro rata share of $375.0 million aggregate principal amount of new 10.00% second lien senior secured notes due 2029 ("Takeback 2L Notes") and 100% of the new 13,170,932 Ordinary Shares issued, subject to dilution by the Opioid Warrants described above and the management incentive plan ("MIP"). Otherwise, pursuant to the Plan and the Scheme of Arrangement, all claims in respect of the Guaranteed Unsecured Notes and the indentures governing them were settled, discharged, waived, released and extinguished in full.
Resolution of Other Remaining Claims
Pursuant to the Plan and Scheme of Arrangement, on the Effective Date, certain trade claims and other general unsecured claims, including the claims of holders of the 4.75% senior notes due April 2023, against the Debtors were deemed to have been settled, discharged, waived, released and extinguished in full, and Mallinckrodt ceased to have any liability or obligation with respect to such claims, which were then treated in accordance with the Plan and Scheme of Arrangement, which provided for the holders of such claims to share in $135.0 million in cash, plus other potential consideration, including but not limited to 35.0% of the proceeds of the sale of the StrataGraft® Priority Review Voucher (“PRV”) and $20.0 million payable upon the achievement of (1) U.S. Food and Drug Administration ("FDA") approval of terlipressin and (2) cumulative net sales of $100.0 million of terlipressin.
On June 30, 2022, subsequent to the Effective Date, the Company completed the sale of its PRV for $100.0 million and received net proceeds of $65.0 million as the buyer remitted the remaining $35.0 million to the General Unsecured Claims Trustee pursuant to the terms of (i) the Plan, and (ii) that certain General Unsecured Claims Trust Agreement entered into in connection with the Plan.

New Warrant Agreement
On the Effective Date and pursuant to the Plan, Mallinckrodt entered into a warrant agreement and issued 3,290,675 Opioid Warrants to purchase the Ordinary Shares to MNK Opioid Abatement Fund, LLC (the “Initial Holder”), a wholly owned subsidiary of the Opioid Master Disbursement Trust II, a master disbursement trust established in accordance with the Plan. Each Opioid Warrant is initially exercisable for one Ordinary Share at an initial exercise price of $103.40 per Ordinary Share (the “Exercise Price”), subject to the cashless exercise provisions contained in the warrant agreement. The Opioid Warrants are exercisable from the date of issuance until the sixth anniversary of the Effective Date. The warrant agreement governing the Opioid Warrants contains customary anti-dilution adjustments in the event of any share dividends, share splits, distributions, issuance of additional shares or options, or certain other dilutive events.
Other than in the case of an adjustment through certain other dividends or distributions, whenever the Exercise Price is adjusted as provided above, the number of Opioid Warrant shares for which an Opioid Warrant is exercisable (the “Warrant Number”) shall simultaneously be adjusted by multiplying the warrant number for which an Opioid Warrant is exercisable immediately prior to such adjustment by a fraction, the numerator of which shall be the Exercise Price immediately prior to such adjustment, and the denominator of which shall be the Exercise Price immediately thereafter.
Pursuant to the warrant agreement, no holder of an Opioid Warrant, by virtue of holding or having a beneficial interest in the Opioid Warrant, will have the right to vote, receive dividends, receive notice as stockholders with respect to any meetings of stockholders for the election of Mallinckrodt's directors or any other matter, or exercise any rights whatsoever as a stockholder of Mallinckrodt unless, until and only to the extent such holders become holders of record of Ordinary Shares issued upon exercise of Opioid Warrants.
New Registration Rights Agreement
On the Effective Date and pursuant to the Plan, Mallinckrodt entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Holder of the Opioid Warrants. The Registration Rights Agreement provides certain resale and other registration rights for the registrable securities, including the Opioid Warrants and the Opioid Warrant shares, held by the Initial Holder and its permitted transferees and assignees. Pursuant to the Registration Rights Agreement, Mallinckrodt has agreed to prepare and file with the SEC a registration statement by no later than (x) 90 days after the Effective Date if Mallinckrodt is then eligible to register the registrable securities on a registration statement on Form S-3 or (y) 180 days after the Effective Date if Mallinckrodt is not then eligible to register the registrable securities on a registration statement on Form S-3, in each case, covering the resale pursuant to the Securities Act of 1933, as amended (the "Securities Act") of all registrable securities held by the initial holder and its permitted transferees and assignees. Following the effectiveness of such registration statement, Mallinckrodt has agreed to use commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act until the date that all registrable securities covered by such registration statement are no longer registrable securities. In addition, during the effectiveness of such registration statement, the holders of a majority of registrable securities then outstanding may request to sell all or any portion of their registrable securities in an underwritten public offering that is registered pursuant to such registration statement, subject to the limitations provided in the Registration Rights Agreement.

Exit Financing
On the Effective Date, the Company issued $650.0 million aggregate principal amount of new 11.50% First Lien Senior Secured Notes due 2028 (the "New 1L Notes") and entered into a receivables financing facility based on a borrowing base with a maximum draw of up to $200.0 million. See Note 11 for further information on these debt instruments.

Financing
Predecessor Chapter 11 Financing
The Company obtained an order of the Bankruptcy Court in the Chapter 11 Cases (in a form agreed with, among others, the agent under the predecessor senior secured credit facilities, lenders under the Existing Revolver and the Existing Term Loans and holders of the Existing 1L Notes and the Existing 2L Notes) permitting the use of cash collateral to finance the Chapter 11 Cases.
Such order required that the Company make cash adequate protection payments on the Existing Revolver and Existing Term Loans for, among other things, unpaid pre-petition and post-petition fees, unpaid pre-petition interest (at the specified contract rate) and post-petition interest (at a rate equal to (1) the adjusted London Interbank Offered Rate ("LIBOR"), plus (2) the contract-specified applicable margin, and plus (3) an incremental 200 basis points), quarterly amortization payments on the Existing Term Loans and reimbursement of certain costs. Such order further required that the Company make cash adequate protection payments on the Existing 1L Notes and Existing 2L Notes for, among other things, unpaid pre-petition and post-petition interest (at the specified non-default interest rate) and reimbursement of certain costs. On April 13, 2021, the Debtors received Bankruptcy Court approval of their motion to amend the final cash collateral order as of March 22, 2021 to pay post-petition interest on the senior secured term loans at a rate equal to (1) the adjusted LIBOR, plus (2) the contract-specified applicable margin, and plus (3) an incremental 250 basis points for its Existing Term Loans. The cash collateral order expired on June 16, 2022.
Interest expense incurred and paid with respect to the incremental adequate protection payments of 200 basis points and 250 basis points on the Existing Revolver and Existing Term Loans, respectively, were as follows:

	Predecessor
	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Interest expense incurred for adequate protection payments	$13.1	$15.8
Cash paid for adequate protection payments	13.3	15.3

	Predecessor
	Period from January 1, 2022 through June 16. 2022	Six Months Ended June 25. 2021
Interest expense incurred for adequate protection payments	$28.8	$30.3
Cash paid for adequate protection payments	28.8	29.1

Contractual interest
While the Chapter 11 Cases were pending, the Company was not accruing interest on its unsecured debt instruments as of the Petition Date on a go-forward basis as the Debtors did not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to pay all interest payments in full as they come due under their respective senior secured debt instruments. The total aggregate amount of interest payments contractually due under the Company's unsecured debt instruments, which the Company did not pay as the obligation was extinguished pursuant to the Plan, was $28.8 million and $46.5 million for the period April 2, 2022 through June 16, 2022 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively, and $28.8 million and $46.5 million for the three and six months ended June 25, 2021, respectively.

3.	Fresh-Start Accounting
The Company qualified for and adopted fresh-start accounting as of the Effective Date in accordance with ASC 852 as (i) the reorganization value of the assets of the Company immediately prior to the date of effectuation of the Plan was less than the post-petition liabilities and allowed claims and (ii) the holders of the voting shares of the Predecessor immediately before effectuation of the Plan received less than 50% of the voting shares of the Successor.

Reorganization Value
Reorganization value represents the fair value of the Successor Company's total assets and is intended to approximate the amount a willing buyer would pay for the assets immediately after restructuring. Upon the application of fresh-start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values in accordance with Accounting Standards Codification ("ASC") Topic 805 - Business Combinations. Deferred income tax amounts were determined in accordance with ASC Topic 740 - Income Taxes.
As set forth in the disclosure statement approved by the Bankruptcy Court, the estimated enterprise value of the Successor was estimated to be between $5,200.0 million and $5,700.0 million, with a midpoint of $5,450.0 million, which was estimated with the assistance of third-party valuation advisors using various valuation methods, including (i) discounted cash flow analysis, a calculation of the present value of the future cash flows to be generated by the business based on its projection, and (ii) comparable public company analysis, a method to estimate the value of a company relative to other publicly traded companies with similar operation and financial characteristics. The estimated enterprise value per the disclosure statement included estimated equity value in a range between $563.0 million and $1,063.0 million, with a midpoint of $813.0 million. Subsequent to the filing of the disclosure statement, the Company made revisions to certain of the cash flow projections due to declines in projected operating performance. Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected cash flow projections, the Company concluded the enterprise value, or fair value, was $5,223.0 million.
The basis of the discounted cash flow analysis used in developing the enterprise value was based on Company prepared projections that included a variety of estimates and assumptions. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the

Company’s control and, therefore, may not be realized. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s enterprise value.
The following table reconciles the enterprise value to the implied fair value of the Successor's equity as of the Effective Date:

Enterprise value	$5,223.0
Plus: Enterprise value adjustments (1)	197.0
Adjusted enterprise value	5,420.0
Plus: Cash and cash equivalents	297.9
Plus: Non-operating assets, net (2)	178.7
Less: Fair value of debt	(3,067.2)
Less: Fair value of Opioid-Related Litigation Settlement, Acthar Gel-Related Settlement, StrataGraft PRV proceeds and terlipressin contingent value rights	(625.8)
Successor equity value	$2,203.6
(1)Represents incremental tax benefits not contemplated in the projections utilized in the disclosure statement.
(2)Represents non-operating assets and liabilities which were excluded from the enterprise value as put forth in the disclosure statement as there were no cash projections associated with these net assets.
Upon the application of fresh-start accounting, the Company preliminarily allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor’s assets before considering liabilities.
The following table reconciles the Company's enterprise value to its reorganization value as of the Effective Date:

Adjusted enterprise value	$5,420.0
Plus: Cash and cash equivalents	297.9
Plus: Non-operating assets, net	178.7
Plus: Current liabilities (excluding debt or debt-like items)	522.5
Plus: Other non-current liabilities (excluding debt or debt-like items)	183.2
Reorganization value of Successor assets	$6,602.3

Unaudited Condensed Consolidated Balance Sheet
The four-column unaudited condensed consolidated balance sheet as of the Effective Date included herein, applies effects of the Plan (reflected in the column "Reorganization Adjustments") and fresh-start accounting (reflected in the column "Fresh-Start Adjustments") to the carrying values and classifications of assets or liabilities. Upon adoption of fresh-start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their preliminary estimated fair values. Accordingly, the reported historical financial statements of the Predecessor prior to the adoption of fresh-start accounting for periods ended on or prior to the Effective Date are not comparable to those of the Successor. The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions.

The four-column unaudited condensed consolidated balance sheet as of June 16, 2022 is as follows:

	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
Assets
Current Assets:
Cash and cash equivalents	$1,392.6	$(1,094.7)	(a)	$—		$297.9
Accounts receivable, less allowance for doubtful accounts	387.4	—		—		387.4
Inventories	375.2	—		851.8	(q)	1,227.0
Prepaid expenses and other current assets	322.6	75.3	(b)	(58.3)	(r)	339.6
Current asset held for sale	—	—		100.0	(j)	100.0
Total current assets	2,477.8	(1,019.4)		893.5		2,351.9
Property, plant and equipment, net	748.6	—		(299.2)	(s)	449.4
Intangible assets, net	5,166.6	—		(2,014.4)	(t)	3,152.2
Deferred income taxes	—	—		453.4	(l)	453.4
Other assets	222.8	(3.9)	(c)	(23.5)	(u)	195.4
Total Assets	$8,615.8	$(1,023.3)		$(990.2)		$6,602.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1,389.9	$(1,355.2)	(d)	$—		$34.7
Accounts payable	156.4	(53.8)	(e)	—		102.6
Accrued payroll and payroll-related costs	71.4	—		—		71.4
Accrued interest	20.8	(13.0)	(f)	—		7.8
Acthar Gel-Related Settlement	—	16.5	(g)	—		16.5
Opioid-Related Litigation Settlement	—	200.0	(h)	—		200.0
Accrued and other current liabilities	296.1	50.8	(i)	(6.1)	(v)	340.8
Current liability held for sale	—	35.0	(j)	—		35.0
Total current liabilities	1,934.6	(1,119.7)		(6.1)		808.8
Long-term debt	—	3,050.9	(d)	(18.4)	(w)	3,032.5
Acthar Gel-Related Settlement	—	63.2	(g)	—		63.2
Opioid-Related Litigation Settlement liability	—	304.3	(h)	—		304.3
Pension and postretirement benefits	27.6	27.2	(k)	—		54.8
Environmental liabilities	37.1	—		—		37.1
Deferred income taxes	20.4	102.7	(l)	(121.7)	(l)	1.4
Other income tax liabilities	75.9	—		(61.9)	(x)	14.0
Other liabilities	68.6	23.6	(m)	(9.6)	(v)	82.6
Liabilities subject to compromise	6,402.7	(6,402.7)	(n)	—		—
Total Liabilities	8,566.9	(3,950.5)		(217.7)		4,398.7
Shareholders' Equity:
Predecessor preferred shares	—	—		—		—
Predecessor ordinary A shares	—	—		—		—
Predecessor ordinary shares	18.9	(18.9)	(o)	—		—
Successor ordinary shares	—	0.1	(o)	—		0.1
Predecessor ordinary shares held in treasury	(1,616.1)	1,616.1	(o)	—		—
Predecessor additional paid-in capital	5,599.5	(5,599.5)	(o)	—		—
Successor additional paid-in capital	—	2,203.5	(o)	—		2,203.5
Predecessor accumulated other comprehensive loss	(9.9)	—		9.9	(y)	—
Retained (deficit) earnings	(3,943.5)	4,725.9	(p)	(782.4)	(z)	—
Total Shareholders' Equity	48.9	2,927.2		(772.5)		2,203.6
Total Liabilities and Shareholders' Equity	$8,615.8	$(1,023.3)		$(990.2)		$6,602.3

Reorganization Adjustments
(a)The table below reflects the sources and uses of cash on the Effective Date:

Sources:
Proceeds from New 1L Notes	$637.0
Total Sources	637.0
Uses:
Payment of Predecessor revolving credit facility	(900.0)
Upfront payment of the Opioid-Related Litigation Settlement	(447.4)
Upfront payment of the Acthar Gel-Related Settlement, inclusive of settlement interest	(17.8)
Payment of secured, administrative, priority and trade claims	(26.2)
Payment of professional fees	(43.5)
Payment to fund professional fees escrow (prepaid and other current assets restricted cash)	(89.0)
Payment of general unsecured claims	(135.0)
Payment of noteholder consent fees	(19.3)
Payment of costs, fees and expenses related to exit-financing activities, an exit fee associated with senior secured loans and accrued and unpaid interest on certain pre-emergence debt	(53.5)
Total Uses	(1,731.7)
Net Uses of Cash	$(1,094.7)
(b)Represents the transfer of funds to a restricted cash account for purposes of funding the $89.0 million professional fee reserve offset by the release of a $10.9 million prepaid success fee as a result of emergence and the write off of prepaid expenses related to premiums for the Predecessor Company's directors' and officers' insurance policy.
(c)Debt issuance costs of $2.6 million related to entering into a receivables financing facility. These costs were capitalized as other non-current assets as the facility was undrawn as of June 16, 2022. Refer to Note 11 for further information on the receivables financing facility. Also reflects a write-off of $6.5 million of prepaid expenses related to premiums for the Predecessor Company's directors' and officers' insurance policy.
(d)Impacts to long-term debt, net of current maturities, pursuant to the Plan, include the following:
•Repayment of the $900.0 million Existing Revolver;
•Issuance of the 2017 and 2018 Replacement Term Loans of $1,392.9 million and $369.7 million, respectively, of which $34.7 million was current;
•Issuance of the New 2L Notes of $322.9 million;
•Issuance of the Takeback 2L Notes of $375.0 million;
•Reinstatement of the Existing 1L Notes of $495.0 million principal, net of $5.1 million deferred financing fees; and
•Issuance of $650.0 million New IL Notes, net of a $13.0 million original issuance discount and $9.7 million of deferred debt issuance costs.
•Fair value adjustments to the carrying value of debt instruments impacted by the Plan as determined by the Black-Derman-Toy model as follows:

2017 Replacement Term Loan	$(169.4)
2018 Replacement Term Loan	(42.2)
New 2L Notes	(95.7)
Takeback 2L Notes	(184.8)
Total fair value adjustment to debt instruments	$(492.1)
Predecessor debt for certain of these instruments described above were classified in liabilities subject to compromise ("LSTC") as of the Effective Date.
(e)Represents $43.5 million of professional fees paid to the Company’s restructuring advisors upon the Company's emergence from chapter 11 bankruptcy and $25.2 million of secured, administrative and priority payments, partially offset by $14.6 million of professional advisor success fees incurred on the Effective Date plus reinstatement of LSTC.
(f)Represents payments of accrued interest on the Company's Existing Revolver, Existing Term Loans and Existing 2L Notes in accordance with the cash collateral order on the Effective Date.

(g)Pursuant to the Plan, the Company agreed to pay $260.0 million to the DOJ and other parties over seven years to settle the Acthar Gel-related matters. The Company reduced its estimated allowed claim amount related to these matters to the settlement amount of $260.0 million and reclassified it from LSTC to other non-current liabilities. On the Effective Date, the Company made an upfront payment of $17.8 million, inclusive of settlement interest. The remaining deferred cash payments of $245.0 million and related settlement interest were recorded at fair value utilizing a discounted cash flow model with an average credit-adjusted discount rate of 27.8%. The fair value of the liability was $16.5 million and $63.2 million, respectively, reflected within current and other non-current liabilities in the above table.
(h)Pursuant to the Plan, the Company agreed to pay $1,725.0 million into certain trusts to resolve all opioid claims, and made an upfront payment of $447.4 million on the Effective Date. The remaining deferred cash payments of $1,275.0 million were recorded at fair value utilizing the Black-Derman-Toy model, which incorporates the option to prepay as well as other inputs such as an average credit-adjusted discount rate of 27.8%. The fair value of the liability was $200.0 million and $304.3 million, respectively, reflected within current and other non-current liabilities in the above table.
(i)The following table reconciles reorganization adjustments to accrued and other current liabilities:

Severance - Exiting Chief Executive Officer ("CEO")	$5.7
Reinstatement of various successor obligations from LSTC	$15.4
Success fees for professionals incurred on Effective Date	$29.7
$50.8
(j)As part of fresh-start accounting, the Company recorded a $100.0 million intangible asset in relation to the Company's PRV that was awarded under a FDA program intended to encourage the development of certain product applications for therapies used to treat or prevent material threat medical countermeasures. It also recorded a $35.0 million liability related to the proceeds from a sale of the PRV which is due to the general unsecured claims trustee pursuant to the term of the Plan and the general unsecured claims trust agreement entered into with the Plan. As of the Effective Date, this asset and liability were classified as held-for-sale. Refer to Note 10 for further information on the subsequent sale of the PRV.
(k)Reinstatement of certain long-term pension and other postretirement plans from LSTC to other liabilities.
(l)Reflects reorganization adjustments consisting of (1) the reduction in federal and state net operating loss ("NOL") carryforwards from the cancelation of debt income ("CODI") realized upon emergence and limitations under Section 382 and 383 of the U.S. Internal Revenue Code of 1986 (the "IRC"); (2) the net decrease in deferred tax assets resulting from reorganization adjustments; (3) the reduction in the valuation allowance on the Company's deferred tax assets and fresh-start adjustments consisting of (4) the net decrease in deferred tax liabilities resulting from fresh-start adjustments; and (5) the release of uncertain tax positions that are no longer required upon emergence.
(m)Reinstatement of the Company's $16.8 million asbestos-related defense costs from LSTC to other liabilities and establishment of a liability for the contingent value right ("CVR") associated with terlipressin in accordance with the Plan and Scheme of Arrangement. The CVR is based upon the achievement of a cumulative net sales milestone. The Company will assess the likelihood of and timing of making such payment at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment estimated using a Monte Carlo simulation. The Company determined the fair value of the CVR to be $6.8 million as of the Effective Date.

(n)LSTC were settled as follows in accordance with the Plan (in millions):

Liabilities subject to compromise
Accounts payable	$17.7
Accrued interest	35.2
Debt	3,746.2
Environmental liabilities	67.2
Acthar Gel-Related Settlement	630.0
Opioid-Related Litigation Settlement liability	1,722.4
Other current and non-current liabilities	151.6
Pension and postretirement benefits	32.4
Total liabilities subject to compromise	$6,402.7

To be reinstated on the Effective Date:
Accounts payable	$(0.1)
Other current and non-current liabilities	(27.3)
Pension and postretirement benefits	(32.4)
Total liabilities reinstated	$(59.8)

Consideration provided to settle amounts per the Plan
Issuance of Successor common stock	$(2,189.7)
Issuance of Opioid Warrants	(13.9)
Issuance of Takeback Term Loans and New 2L Notes	(1,778.3)
Acthar Gel-Related Settlement	(79.7)
Opioid-Related Litigation Settlement liability	(504.3)
Issuance of Takeback 2L Notes to holders of the Guaranteed Unsecured Notes	(190.2)
Contingent liabilities for proceeds of sale of StrataGraft PRV and terlipressin CVR	(41.8)
Cash payment	(601.3)
Total consideration provided to settle amounts per the Plan	$(5,399.2)

Gain on settlement of liabilities subject to compromise	$943.7
(o)Pursuant to the Plan, as of the Effective Date, all Predecessor's preferred and ordinary shares were cancelled without any distribution. The following table reconciles reorganization adjustments made to Successor common stock, Opioid Warrants and additional paid in capital:

Par value of 13,170,932 shares of Successor Common Stock issued to former holders of the Guaranteed Unsecured Notes (par valued at $0.01 dollars per share)	$0.1
Fair value of Opioid Warrants issued to holders of the Guaranteed Unsecured Notes (1)	13.9
Additional paid in capital - Successor Common Stock	2,189.6
Successor equity	$2,203.6
(1)The fair value of the Opioid Warrants was estimated using a Black-Scholes model with the following assumptions: $18.50 stock price of the Successor Company; exercise price per share of $103.40; expected volatility of 62.28%; risk free interest rate of 3.34%, continuously compounded; and a holding period of six years. The expected volatility assumption is based on the historical and implied volatility of the Company's peer group with similar business models.
(p)Retained deficit - The cumulative effect of the consummation of the Plan on the Predecessor's retained deficit is as follows:

Gain on settlement of LSTC	$943.7
Professional, success and exit fees	(91.6)
Release of prepaid success fee	(10.9)
Release of prepaid insurance (1)	(9.2)
Accrual of severance for former CEO	(5.7)
Income tax expense on plan adjustments	(102.7)
Cancellation of Predecessor equity	4,002.3
Net impact on retained deficit	$4,725.9
(1) Write off of prepaid expenses related to premiums for the Predecessor Company's directors' and officers' insurance policy.

Fresh-Start Adjustments
(q)Reflects the fair value adjustment related to the Company's inventory. Both the bottom-up and top-down approach were used. The bottom-up approach considers the inventory value that had been created by the Company including the costs incurred, profit realized, and tangible and intangible assets used pre-Effective Date. The top-down approach measures the incremental inventory value created by the market participant buyer as part of its selling effort to an end customer and considers the costs that will be incurred, the profit that will be realized, and the tangible and intangible assets that will be used post-Effective Date.
(r)Reflects the reduction of $54.0 million in prepaid income taxes due to remeasurement as a result of fresh-start accounting. Also reflects a write-off of $4.3 million of asbestos indemnification receivable affiliated with asbestos-related defense costs in line with the Company's accounting policy change as outlined in Note 1.
(s)Reflects the fair value adjustment related to the Company's property, plant and equipment. Both the market and cost approaches were utilized to fair value land and buildings. The cost approach was utilized to fair value capitalized software and machinery and equipment. Construction in process was reported at its cost less adjustments for economic obsolescence.
(t)Reflects the fair value adjustment related to the Company's intangible assets. The fair value of the completed technology and in-process research and development ("IPR&D") intangible assets were determined using the income approach. The cash flows were discounted commensurate with the level of risk associated with each asset or its projected cash flows. The valuation used discount rates ranging from 13.0% through 15.0%, depending on the asset. The IPR&D discount rate was developed after assigning a probability of success to achieving the projected cash flows based on the current stages of development, inherent uncertainty in the FDA approval process and risks associated with commercialization of a new product. See Note 10 for further information on intangible assets.
(u)Reflects the write-off of (i) $16.0 million of asbestos indemnification receivable affiliated with asbestos-related defense costs in line with the Company's accounting policy change as outlined in Note 1; (ii) $3.9 million of spare parts that did not meet the Company's capitalization threshold; and (iii) $1.1 million of third party debt issuance costs. Also reflects a decrease of $0.9 million to income tax receivables associated with a change in uncertain tax positions as a result of fresh-start accounting.
In addition, the Company’s lease obligations were revalued using the incremental borrowing rate applicable to the Company upon emergence from the Chapter 11 proceedings and commensurate with its new capital structure. The incremental borrowing rate used in the revaluation of the lease obligations increased from 8.85% in the Predecessor period to 11.83% in the Successor period. The revaluation of lease obligations includes the adjustment for contract-based off-market intangibles for favorable or unfavorable terms to the right-of-use assets as well as the removal of right-of-use assets (and affiliated lease liabilities) associated with the Company’s leases with a remaining contract term of less than one year as of the Effective Date. The revaluation resulted in a reduction in the right-of-use asset of $1.6 million.
(v)Reflects the write-off of (i) $6.1 million and $16.7 million of current and non-current asbestos-related defense costs, respectively, in line with the Company's accounting policy change as outlined in Note 1; and (ii) an adjustment of $6.9 million to increase the Company's total lease liabilities as a result of the revaluation of the lease obligations as described in footnote (t) above.
(w)Reflects the write-off of $5.1 million of unamortized debt issuance costs and a $23.5 million fair value adjustment to debt principal as determined by the Black-Derman-Toy model related to the reinstated Existing 1L Notes .
(x)Reflects the reduction of liabilities for unrecognized tax benefits that are no longer required upon emergence.
(y)Reflects the fair value adjustment to eliminate the accumulated other comprehensive income of $8.1 million related to pension benefits and $2.1 million of currency translation adjustment, partially offset by the elimination of $0.3 million of income tax effects, which resulted in income tax benefit of $0.3 million.

(z)The cumulative effect of the fresh-start accounting on the Successor's retained deficit is as follows:

Fresh-start adjustment:
Inventories	$851.8
Property, plant and equipment, net	(299.2)
Intangible assets, net	(2,014.4)
Current asset held for sale	100.0
Debt	18.4
Other assets and liabilities	(11.2)
Total fresh-start adjustments impacting reorganization items, net	(1,354.6)
Fresh-start adjustments to accumulated other comprehensive income, net of $0.3 million of tax benefit	(9.9)
Total fresh-start adjustments recorded to income tax benefit	582.1
Net fresh-start impact to accumulated deficit	$(782.4)

Reorganization items, net
Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and were comprised of gains and losses associated with the reorganization, primarily the loss on fresh-start adjustments, gain on settlement of LSTC, l, bankruptcy-related professional fees, debt financing fees and write-off of debt issuance costs and related unamortized premiums and discounts. Cash paid for reorganization items, net for the period from January 1, 2022 through June 16, 2022 (Predecessor) and the six months ended June 25, 2021 was $304.1 million and $103.4 million, respectively. Reorganization items, net, were comprised of the following:

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Gain on settlements of LSTC	$—	$(943.7)	$—
Loss on fresh-start adjustments	—	1,354.6	—
Professional and other service provider fees	3.5	120.6	109.5
Success fees for professional service providers	—	44.3	—
Write off of prepaid premium for directors and officers' insurance policies	—	9.2	—
Adjustments of other claims	—	2.5	—
Total reorganization items, net	$3.5	$587.5	$109.5

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Gain on settlements of LSTC	$—	$(943.7)	$—
Loss on fresh-start adjustments	—	1,354.6	—
Professional and other service provider fees	3.5	161.1	187.2
Success fees for professional service providers	—	44.3	—
Write off of prepaid premium for directors and officers' insurance policies	—	9.2	—
Debt valuation adjustments	—	—	16.3
Adjustments of other claims	—	5.4	(0.5)
Total reorganization items, net	$3.5	$630.9	$203.0

4.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 15 for presentation of the Company's net sales by product family.

Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 25, 2020 (Predecessor)	$196.5	$26.6	$12.3	$235.4
Provisions	1,059.3	14.4	28.3	1,102.0
Payments or credits	(987.1)	(19.5)	(28.6)	(1,035.2)
Balance as of June 25, 2021 (Predecessor)	$268.7	$21.5	$12.0	$302.2

Balance as of December 31, 2021 (Predecessor)	$241.8	$21.5	$9.5	$272.8
Provisions	693.4	5.2	17.1	715.7
Payments or credits	(684.6)	(8.1)	(18.9)	(711.6)
Balance as of June 16, 2022 (Predecessor)	$250.6	$18.6	$7.7	$276.9

Balance as of June 17, 2022 (Successor)	$250.6	$18.6	$7.7	$276.9
Provisions	68.5	0.5	1.5	70.5
Payments or credits	(81.4)	(0.7)	(1.9)	(84.0)
Balance as of July 1, 2022 (Successor)	$237.7	$18.4	$7.3	$263.4

Product sales transferred to customers at a point in time and over time were as follows:

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Product sales transferred at a point in time	83.8%	82.4%	80.3%
Product sales transferred over time	16.2	17.6	19.7

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Product sales transferred at a point in time	83.8%	80.8%	78.0%
Product sales transferred over time	16.2	19.2	22.0
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of July 1, 2022:

Successor
Remainder of Fiscal 2022	$51.4
Fiscal 2023	85.5
Fiscal 2024	23.5
Thereafter	2.7

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

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Royalty revenue	$3.0	$14.9	$19.5

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Royalty revenue	$3.0	$34.9	$54.9

5.	Restructuring and Related Charges
During fiscal 2021 and 2018, the Company launched restructuring programs designed to improve its cost structure, neither of which has a specified time period. Charges of $50.0 million to $100.0 million were provided for under the 2021 program and $100.0 million to $125.0 million were provided for under the 2018 program. The 2021 program will commence upon substantial completion of the 2018 program, and has not commenced as of July 1, 2022. In addition to the aforementioned restructuring programs, the Company has taken restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges by segment were as follows:

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Corporate	$1.1	$2.8	$6.7
Restructuring and related charges, net	1.1	2.8	6.7
Less: accelerated depreciation	—	—	(0.6)
Restructuring charges, net	$1.1	$2.8	$6.1

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Specialty Generics	$—	$3.5	$—
Corporate	1.1	6.1	7.8
Restructuring and related charges, net	1.1	9.6	7.8
Less: accelerated deprecation	—	—	(1.3)
Restructuring charges, net	$1.1	$9.6	$6.5

Net restructuring and related charges by program were comprised of the following:

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
2018 Program	$1.1	$2.8	$6.7
Less: non-cash charges, including accelerated depreciation	(0.2)	(1.5)	(1.5)
Total charges expected to be settled in cash	$0.9	$1.3	$5.2

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
2018 Program	$1.1	$9.6	$7.8
Less: non-cash charges, including accelerated depreciation	(0.2)	(3.6)	(2.6)
Total charges expected to be settled in cash	$0.9	$6.0	$5.2

The following table summarizes cash activity for restructuring reserves, which primarily related to employee severance and benefits:

2018 Program
Balance as of December 31, 2021 (Predecessor)	$10.9
Charges	7.1
Changes in estimate	(1.1)
Cash payments	(15.9)
Balance as of June 16, 2022 (Predecessor)	$1.0

Balance as of June 17, 2022 (Successor)	$1.0
Charges	0.9
Balance as of July 1, 2022 (Successor)	$1.9

As of July 1, 2022, net restructuring and related charges incurred cumulative to date were as follows:

	Successor	Predecessor
	2018 Program	2018 Program
Specialty Brands	$—	$3.1
Specialty Generics	—	18.5
Corporate	1.1	84.0
	$1.1	$105.6

All of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets. Amounts paid in the future may differ from the amount currently recorded.

6.	Income Taxes
The Company's income tax benefit was as follows:

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Current tax benefit	$3.3	$18.9	$23.6
Deferred tax benefit	6.4	472.5	9.9
Income tax benefit	$9.7	$491.4	$33.5

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Current tax benefit	$3.3	$23.9	$36.6
Deferred tax benefit	6.4	473.4	13.3
Income tax benefit	$9.7	$497.3	$49.9

As stated in Note 1, the unaudited condensed consolidated financial statements as of July 1, 2022 have been prepared assuming the Company will continue as a going concern. Therefore, the Company has determined that its net deferred tax assets in certain jurisdictions are more likely than not realizable, and has released the associated valuation allowance as of the Effective Date.
The effective tax rate for the Successor Company for the period from June 17, 2022 through July 1, 2022 (Successor) was 13.2%. The effective tax rate for continuing operations of the Predecessor Company for the period from April 2, 2022 through June 16, 2022 (Predecessor) and the period from January 1, 2022 through June 16, 2022 (Predecessor) was 71.7% and 61.3%, respectively.
The income tax benefit of $9.7 million for the period from June 17, 2022 through July 1, 2022 (Successor) consisted of $8.0 million attributed to the jurisdictional mix of pretax earnings, and $1.7 million attributed to separation costs, reorganization items, net and restructuring charges.
The income tax benefit for the period from April 2, 2022 through June 16, 2022 (Predecessor) and the period from January 1, 2022 through June 16, 2022 (Predecessor) primarily consisted of the income tax impacts from reorganization and fresh-start adjustments, including adjustments to the Company's valuation allowance. For the period January 1, 2022 through June 16, 2022 (Predecessor), the Company recorded an income tax benefit of $497.3 million, primarily for reorganization adjustments in the Predecessor period consisting of (1) $1,231.5 million of tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income (“CODI”) realized upon emergence and limitations under Sections 382 and 383 of the IRC; (2) $141.3 million of tax expense for the net decrease in deferred tax assets resulting from reorganization adjustments; and (3) $1,270.1 million of tax benefit for the reduction in the valuation allowance on the Company's deferred tax assets; and fresh-start adjustments in the Predecessor period consisting of (4) $297.1 million of tax benefit for the net decrease in deferred tax liabilities resulting from fresh-start adjustments and (5) $285.3 million of tax benefit associated with the release of uncertain tax positions. The remaining tax benefit was attributable to the jurisdictional mix of pretax earnings during the Predecessor period.
The effective tax rate for the three and six months ended June 25, 2021 (Predecessor) was 24.0% and 16.6%, respectively. The tax benefit for the three and six months ended June 25, 2021 (Predecessor) was primarily impacted by intangible asset amortization as well as by an increase to prepaid taxes and a decrease to uncertain tax positions partially offset by the utilization of loss carryforwards in non-valuation allowance jurisdictions.
The income tax benefit of $33.5 million for the three months ended June 25, 2021 consisted of $26.0 million attributed to jurisdictional mix of pretax earnings, $3.8 million attributed to separation costs, reorganization items, net and restructuring charges, $3.3 million attributed to uncertain tax positions, and $0.4 million attributed to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
The income tax benefit of $49.9 million for the six months ended June 25, 2021 consisted of $39.0 million attributed to the jurisdictional mix of pretax earnings, $6.7 million attributed to separation costs, reorganization items, net, and restructuring charges, $3.3 million attributed to uncertain tax positions, and $0.9 million attributed to the CARES Act.
During the period June 17, 2022 through July 1, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor), net cash payments for income taxes were $0.7 million and $3.0 million, respectively. During the six months ended June 25, 2021 (Predecessor), net cash refunds for income taxes were $59.6 million. Included within the net cash refunds of $59.6 million were refunds of $77.6 million received as a result of provisions in the CARES Act.
The Company's unrecognized tax benefits, excluding interest, totaled $24.8 million and $333.5 million as of July 1, 2022 and December 31, 2021, respectively. The decrease of $308.7 million primarily resulted from a reduction of prior period tax positions related to fresh-start adjustments of $306.1 million and settlements of $2.6 million. If favorably settled, $24.8 million of unrecognized tax benefits as of July 1, 2022 would benefit the effective tax rate. The total amount of accrued interest and penalties related to these obligations was $2.2 million and $18.9 million as of July 1, 2022 and December 31, 2021, respectively.
Within the next twelve months, the unrecognized tax benefits and the related interest and penalties are not expected to decrease.
Certain of the Company's subsidiaries continue to be subject to examination by taxing authorities. The earliest open years subject to examination for both the U.S federal and state jurisdictions and various foreign jurisdictions, including Ireland, Japan, Luxembourg, Switzerland and the United Kingdom is 2013.
As a result of the Plan, the Company recognized CODI on its indebtedness, resulting in the utilization of, and reduction to, certain of its tax losses and tax credits in the U.S. and Luxembourg. The remaining of its U.S. tax losses and credits are expected to be significantly limited under Sections 382 and 383 of the IRC. Additionally, the Company recognized a U.S. capital loss as a result of the Plan. This capital loss may be carried forward to offset capital gains recognized by the Company in the next five years, to the extent it is not reduced by CODI or limited under IRC section 382 or 383. The deferred tax asset associated with the capital loss carryforward is offset by a valuation allowance due to significant uncertainty regarding the Company’s ability to utilize the carryforward prior to its expiration. The portion of deferred tax assets associated with the tax losses and credits that are limited under IRC Section 382 or 383, and that have a remote possibility of being utilized, have been written off.
The Plan’s tax effect, and impacts on the Company’s tax losses and credits, is expected be finalized when all information is available and could change significantly from the current estimates.

7.	Loss per Share
Loss per share is computed by dividing net loss by the number of weighted-average shares outstanding during the period. Dilutive securities, including participating securities, have not been included in the computation of loss per share as the Company reported a net loss from continuing operations during all periods presented below and therefore, the impact would be anti-dilutive.
The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Basic and diluted	13.2	84.8	84.7

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Basic and diluted	13.2	84.8	84.7

The computation of diluted weighted-average shares outstanding for the period June 17, 2022 through July 1, 2022 (Successor) excluded approximately 3.2 million shares of Opioid Warrants because the effect would have been anti-dilutive. The computation of diluted weighted-average shares outstanding for both the periods April 2, 2022 through June 16, 2022 (Predecessor), the period January 1, 2022 through June 16, 2022 (Predecessor) and both the three and six months ended June 25, 2021 (Predecessor) excluded approximately 0.5 million and 5.4 million shares of equity awards because the effect would have been anti-dilutive, respectively.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	Successor	Predecessor
	July 1, 2022	December 31, 2021
Raw materials and supplies	$64.0	$59.8
Work in process	678.5	196.4
Finished goods	458.7	91.0
	$1,201.2	$347.2

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	Successor	Predecessor
	July 1, 2022	December 31, 2021
Property, plant and equipment, gross	$451.1	$1,886.6
Less: accumulated depreciation	(2.9)	(1,110.6)
Property, plant and equipment, net	$448.2	$776.0

Depreciation expense was as follows:

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Depreciation expense	$2.9	$17.9	$22.8

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Depreciation expense	$2.9	$40.0	$47.1

10.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	Successor		Predecessor
	July 1, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$2,918.9	$45.5	$10,404.0	$5,160.4
License agreements	—	—	120.1	82.1
Trademarks	—	—	77.7	26.9
Total	$2,918.9	$45.5	$10,601.8	$5,269.4
Non-Amortizable:
Trademarks	$—		$35.0
In-process research and development	233.3		81.0
Total	$233.3		$116.0

As part of fresh-start accounting, the Company wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded $3,152.2 million to reflect the fair value of intangible assets of the Successor (see also Note 3). Such adjustment included $100.0 million in relation to the Company's PRV that was awarded under a FDA program intended to encourage the development of certain product applications for therapies used to treat or prevent material threat medical countermeasures. On June 30, 2022, subsequent to the Effective Date, the Company completed the sale of its PRV for $100.0 million and received net proceeds of $65.0 million as the buyer remitted the remaining $35.0 million to the General Unsecured Claims Trustee pursuant to the terms of (i) the Plan, and (ii) that certain General Unsecured Claims Trust Agreement entered into in connection with the Plan.

Intangible assets of the Successor as of July 1, 2022 consist of the following:

	Amount	Amortization Method	Amortization Period (in years)	Discount Rate	Segment
Amortizable completed technology:
Acthar Gel	$1,069.0	Sum of the years digits	13.5	14.2%	Specialty Brands
Therakos	913.8	Sum of the years digits	10.0	14.0	Specialty Brands
Amitiza	84.5	Sum of the years digits	3.0	14.0	Specialty Brands
INOmax	652.9	Sum of the years digits	9.0	14.0	Specialty Brands
StrataGraft	56.8	Straight-line	11.0	14.0	Specialty Brands
Generics	71.4	Straight-line	5.0	13.3	Specialty Generics
APAP	70.5	Straight-line	20.5	13.0	Specialty Generics
	2,918.9

Non-Amortizable in-process research and development:
Terlipressin	104.8	Not applicable	Not applicable	15.0	Specialty Brands
Generics IPR&D	128.5	Not applicable	Not applicable	14.0	Specialty Generics
	233.3
	$3,152.2
Amitiza
Beginning January 1, 2022 (Predecessor), the Company changed its amortization method used for the Amitiza intangible asset from the straight-line method to the sum of the years digits method, an accelerated method of amortization, to more accurately reflect the consumption of economic benefits over the remaining useful life of the asset. This change in amortization method resulted in additional amortization expense of $9.3 million and $21.7 million, which impacted basic loss per share by $0.11 and $0.26 for the period April 2, 2022 through June 16, 2022 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively.
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
On June 9, 2022, the Company resubmitted its NDA for terlipressin to the FDA and currently expects the Prescription Drug User Fee Act (PDUFA) date to be December 9, 2022. The Company remains committed to this critically ill patient population, who currently have no approved treatment option in the U.S. for HRS-1 and believes that there is a path to approval in fiscal 2022. The Company will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated in-process research and development asset of $104.8 million included within intangible assets, net on the unaudited condensed consolidated balance sheet as of July 1, 2022.
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

Intangible asset amortization expense
Intangible asset amortization expense was as follows:

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Amortization expense	$45.5	$126.7	$145.2

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Amortization expense	$45.5	$281.8	$290.5

The estimated aggregate amortization expense on intangible assets owned by the Company and being amortized as of July 1, 2022, is expected to be as follows:

Successor
Remainder of Fiscal 2022	$269.5
Fiscal 2023	491.7
Fiscal 2024	428.5
Fiscal 2025	367.6
Fiscal 2026	319.9

11.	Debt
Debt was comprised of the following at the end of each period:

	Successor			Predecessor
	July 1, 2022			December 31, 2021
	Principal	Carrying Value (1)	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
10.00% first lien senior secured notes due April 2025	$495.0	$471.9	$—	$495.0	$5.9
10.00% second lien senior secured notes due April 2025	322.9	228.4	—	—	—
Replacement Term loan due September 2027	1,391.5	1,223.4	—	—	—
Replacement Term loan due September 2027	369.4	327.5	—	—	—
11.50% first lien senior secured notes due December 2028	650.0	650.0	22.5	—	—
10.00% second lien senior secured notes due June 2029	375.0	190.9	—	—	—
Revolving credit facility due February 2022	—	—	—	900.0	0.2
9.50% debentures due May 2022	—	—	—	10.4	—
5.75% senior notes due August 2022	—	—	—	610.3	—
8.00% debentures due March 2023	—	—	—	4.4	—
4.75% senior notes due April 2023	—	—	—	133.7	—
5.625% senior notes due October 2023	—	—	—	514.7	—
Term loan due September 2024	—	—	—	1,396.5	—
Term loan due February 2025	—	—	—	370.7	—
10.00% second lien senior secured notes due April 2025	—	—	—	322.9	—
5.50% senior notes due April 2025	—	—	—	387.2	—
Total debt	3,603.8	3,092.1	22.5	5,145.8	6.1
Less: Current portion	(44.1)	(44.1)	—	(1,395.0)	(6.1)
Less: Amounts reclassified to liabilities subject to compromise	—	—	—	(3,750.8)	—
Total long-term debt, net of current portion	$3,559.7	$3,048.0	$22.5	$—	$—
(1)Upon adoption of fresh-start accounting, the Company recorded its debt instruments at fair value utilizing the Black-Derman-Toy model, which takes into consideration prepayment options and a credit-adjusted discount rate. Subsequent to the Effective Date, the Company accounted for its debt instruments utilizing the amortized cost method and accretes the instruments up from their fair value to the principal amount over the term of the respective instruments. Such accretion expense is reflected as interest expense on the unaudited condensed consolidated statement of operations for the successor period.
The commencement of the Chapter 11 Cases constituted an event of default under certain of the Company’s predecessor debt agreements. As a result of the Chapter 11 Cases, the principal and interest due under these debt instruments became immediately due and payable. However, any efforts to enforce payment was automatically stayed in accordance with the applicable provisions of the Bankruptcy Code.
On the Effective Date, the principal balance outstanding under the Existing Term Loans of $1,762.6 million, Existing 2L Notes of $322.9 million, Guaranteed Unsecured Notes of $1,512.2 million, 9.50% debentures of $10.4 million, 8.00% debentures of $4.4 million and 4.75% senior notes due April 2023 of $133.7 million were canceled and the Company entered into new Takeback Term Loans, New 2L Notes, and Takeback 2L Notes (all further described in Note 2). The Existing 1L Notes were reinstated and the Existing Revolver was paid in full in cash. Additionally, the Company issued New 1L Notes and entered into a receivables financing facility (discussed further below).

Successor Company Indebtedness
Takeback Term Loans
On the Effective Date and pursuant to the Plan, the Issuers entered into the Takeback Term Loans, each pursuant to a Credit Agreement, dated as of the Effective Date (the “Credit Agreement”), among Mallinckrodt plc, the Issuers, the lenders party thereto from time to time, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Deutsche Bank AG New York Branch, as collateral agent. The Takeback Term Loans were issued to the holders of the existing senior secured term loans incurred by the Issuers in satisfaction thereof. All obligations under the Takeback Term Loans are unconditionally guaranteed by Mallinckrodt plc, certain of its direct or indirect wholly owned U.S. subsidiaries, each of its direct or indirect wholly owned subsidiaries that owns directly or indirectly any such wholly owned U.S. subsidiary, and certain other subsidiaries, subject to certain exceptions (collectively, the “Guarantors”) and are secured by a security interest in certain assets of the Issuers and the Guarantors.
The 2017 Replacement Term Loans bear interest at a rate equal to, at the option of the borrowers thereunder, adjusted London Interbank Office Rate ("LIBOR"), subject to a floor of 0.75%, plus a spread equal to 5.25% or an alternate base rate, subject to a floor of 1.75%, plus a spread equal to 4.25%. The 2018 Replacement Term Loans bear interest at a rate equal to, at the option of the borrowers thereunder, adjusted LIBOR, subject to a floor of 0.75%, plus a spread equal to 5.50% or an alternate base rate, subject to a floor of 1.75%, plus a spread equal to 4.50%. Interest on the Takeback Term Loans is payable at the end of each applicable interest period, but in no event less frequently than quarterly. The Takeback Term Loans mature on September 30, 2027. Amounts outstanding under the Takeback Term Loans may be prepaid at any time, subject, under certain circumstances, to a 1.00% prepayment premium.
The Credit Agreement contains certain customary affirmative and negative covenants, representations and warranties and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the Credit Agreement could result in the acceleration of all outstanding borrowings under the Takeback Term Loans and could cause a cross-default that could result in the acceleration of other indebtedness of Mallinckrodt plc and its subsidiaries.
11.50% First Lien Senior Secured Notes due 2028
On June 15, 2022, the Issuers and Mallinckrodt plc entered into a purchase agreement (the “Note Purchase Agreement”) with certain Purchasers (as defined in the Note Purchase Agreement) with respect to the issuance and sale of $650.0 million aggregate principal amount of 11.50% First Lien Senior Secured Notes due 2028 (the “New 1L Notes”). The Note Purchase Agreement contains customary representations, warranties and covenants and includes the terms and conditions for the sale of the New 1L Notes, and other terms and conditions customary in agreements of this type. The net proceeds of the issuance of the New 1L Notes were applied to repay in part the existing senior secured revolving credit facility incurred by the Issuers and certain of their respective subsidiaries. The issuance of the New 1L Notes was exempt from registration under the Securities Act.
The New 1L Notes were issued by the Issuers on the Effective Date pursuant to an indenture, dated as of the Effective Date (the “New 1L Notes Indenture”) among the Issuers, Mallinckrodt plc, the Subsidiary Note Guarantors (as defined below), Wilmington Savings Fund Society, FSB, as first lien trustee, and Deutsche Bank AG New York Branch, as first lien collateral agent. The New 1L Notes mature on December 15, 2028.
Interest on the New 1L Notes is payable semi-annually in cash on June 15 and December 15 of each year, commencing on December 15, 2022. The initial interest rate on the New 1L Notes of 11.50% per annum is subject to increase to cause the yield to maturity of the New 1L Notes to match, to the extent greater, the yield to maturity of certain additional first lien indebtedness incurred during the six months following the Effective Date.
The Issuers may redeem some or all of the New 1L Notes prior to June 15, 2027 by paying a “make-whole” premium, plus accrued and unpaid interest, if any. The Issuers may redeem some or all of the New 1L Notes on or after June 15, 2027 at par, plus accrued and unpaid interest, if any. The Issuers may also redeem all, but not less than all, of the New 1L Notes at any time at a price of 100% of their principal amount, plus accrued and unpaid interest, if any, in the event the Issuers become obligated to pay additional amounts as a result of changes affecting certain withholding tax laws applicable to payments on the New 1L Notes. The Issuers are obligated to offer to repurchase the New 1L Notes (a) at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) at a price of 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain net asset sales. These obligations are subject to certain qualifications and exceptions.
The New 1L Notes Indenture contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the New 1L Notes Indenture could result in the acceleration of the New 1L Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Mallinckrodt plc and its subsidiaries. The New 1L Notes are jointly and severally guaranteed on a secured, unsubordinated basis by Mallinckrodt plc and each of its subsidiaries (other than the Issuers) that guarantees the obligations under the Takeback Term Loans (the “Subsidiary Note Guarantors”). The New 1L Notes and the guarantees thereof are secured by liens on the same assets of the Issuers, Mallinckrodt plc and the Subsidiary Note Guarantors that are subject to liens securing the Takeback Term Loans, subject to certain exceptions.
Existing 10.00% First Lien Senior Secured Notes due 2025
On the Effective Date and pursuant to the Plan and the Scheme of Arrangement, the Issuers’ Existing 1L Notes in an aggregate principal amount of $495.0 million and the note documents relating thereto were reinstated.
In addition, pursuant to the terms of the indenture governing the Existing 1L Notes, the Issuers, Mallinckrodt plc, the Subsidiary Note Guarantors, Wilmington Savings Fund Society, FSB, as first lien trustee, and Deutsche Bank AG New York Branch, as first lien collateral agent, entered into a supplemental indenture, dated of the Effective Date (the “Supplemental Indenture”), pursuant to which certain additional assets were added to the collateral securing the Existing 1L Notes and the guarantees thereof.

10.00% Second Lien Senior Secured Notes due 2025
On the Effective Date, pursuant to the Plan and the Scheme of Arrangement, the Issuers issued 10.00% Second Lien Senior Secured Notes due 2025 (the “New 2L Notes”) in an aggregate principal amount of $322.9 million to the holders of the Issuers’ Existing 2L Notes in satisfaction thereof. The New 2L Notes were issued pursuant to an Indenture, dated as of the Effective Date (the “New 2L Notes Indenture”), among the Issuers, Mallinckrodt plc, the Subsidiary Note Guarantors and Wilmington Savings Fund Society, FSB, as second lien trustee and second lien collateral agent. The New 2L Notes mature on April 15, 2025. The issuance of the New 2L Notes was exempt from registration under the Securities Act.
Interest on the New 2L Notes is payable semi-annually in cash on April 15 and October 15 of each year, commencing on October 15, 2022.
The Issuers may redeem some or all of the New 2L Notes prior to April 15, 2024 at specified redemption prices, plus accrued and unpaid interest, if any. The Issuers may redeem some or all of the New 2L Notes on or after April 15, 2024 at par, plus accrued and unpaid interest, if any. The Issuers may also redeem all, but not less than all, of the New 2L Notes at any time at a price of 100% of their principal amount, plus accrued and unpaid interest, if any, in the event the Issuers become obligated to pay additional amounts as a result of changes affecting certain withholding tax laws applicable to payments on the New 2L Notes. The Issuers are obligated to offer to repurchase the New 2L Notes (a) at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) at a price of 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain net asset sales. These obligations are subject to certain qualifications and exceptions.
The New 2L Notes Indenture contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the New 2L Notes Indenture could result in the acceleration of the New 2L Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Mallinckrodt plc and its subsidiaries. The New 2L Notes are jointly and severally guaranteed, subject to certain exceptions, on a secured, unsubordinated basis by Mallinckrodt plc and the Subsidiary Note Guarantors. The New 2L Notes and the guarantees thereof are secured by liens on the same assets of the Issuers, Mallinckrodt plc and the Subsidiary Note Guarantors that are subject to liens securing the Takeback Term Loans, subject to certain exceptions.
10.00% Second Lien Senior Secured Notes due 2029
On the Effective Date, pursuant to the Plan and the Scheme of Arrangement, the Issuers issued 10.00% second lien senior secured notes due 2029 (the "Takeback 2L Notes") in an aggregate principal amount of $375.0 million to the holders of the Issuers’ Guaranteed Unsecured Notes in partial satisfaction thereof. The Takeback 2L Notes were issued pursuant to an indenture, dated as of the Effective Date (the “Takeback 2L Notes Indenture”), among the Issuers, Mallinckrodt plc, the Subsidiary Note Guarantors and Wilmington Savings Fund Society, FSB, as second lien trustee and second lien collateral agent. The Takeback 2L Notes mature on June 15, 2029. The issuance of the Takeback 2L Notes was exempt from registration under the Securities Act.
Interest on the Takeback 2L Notes is payable semi-annually in cash on June 15 and December 15 of each year, commencing on December 15, 2022.
The Issuers may redeem some or all of the Takeback 2L Notes prior to June 15, 2026 by paying a “make-whole” premium, plus accrued and unpaid interest, if any. The Issuers may redeem some or all of the Takeback 2L Notes on or after June 15, 2026 but prior to June 15, 2028 at specified redemption prices, plus accrued and unpaid interest, if any. The Issuers may redeem some or all of the Takeback 2L Notes on or after June 15, 2028 at par, plus accrued and unpaid interest, if any. In addition, prior to June 15, 2026, the Issuers may redeem up to 40% of the aggregate principal amount of the Takeback 2L Notes with the net proceeds of certain equity offerings. The Issuers may also redeem all, but not less than all, of the Takeback 2L Notes at any time at a price of 100% of their principal amount, plus accrued and unpaid interest, if any, in the event the Issuers become obligated to pay additional amounts as a result of changes affecting certain withholding tax laws applicable to payments on the Takeback 2L Notes. The Issuers are obligated to offer to repurchase the Takeback 2L Notes (a) at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) at a price of 100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain net asset sales. These obligations are subject to certain qualifications and exceptions.
The Takeback 2L Notes Indenture contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the Takeback 2L Notes Indenture could result in the acceleration of the Takeback 2L Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Mallinckrodt plc and its subsidiaries. The Takeback 2L Notes are jointly and severally guaranteed, subject to certain exceptions, on a secured, unsubordinated basis by Mallinckrodt plc and the Subsidiary Note Guarantors. The Takeback 2L Notes and the guarantees thereof are secured by liens on the same assets of the Issuers, Mallinckrodt plc and the Subsidiary Note Guarantors that are subject to liens securing the Takeback Term Loans, subject to certain exceptions.
Accounts Receivable Financing Facility
On the Effective Date, MEH, Inc. (“MEH”), as servicer, ST US AR Finance LLC, a direct wholly owned subsidiary of MEH (“ST US AR”), as borrower, the lenders party thereto, and the letter of credit issuers party thereto entered into a receivables financing facility (the “Receivables Financing Facility”) pursuant to an ABL Credit Agreement (the “Receivables Financing Credit Agreement”) and a Purchase and Sale Agreement (the “Purchase and Sale Agreement”). Under the Receivables Financing Facility, ST US AR may borrow money up to an amount based on a borrowing base with a maximum draw of up to $200.0 million. Borrowings are secured by a first-lien security interest under the Receivables Financing Facility on existing and future accounts receivables and related assets that have been sold from certain subsidiaries of MEH to ST US AR. The Receivables Financing Facility includes customary affirmative and negative covenants for transactions of this type. From the closing date until the last day of the first fiscal quarter after the closing date, borrowings bear interest at a rate of (a) either (i) the alternate base rate or (ii) secured overnight financing rate (SOFR), and (b) an applicable margin. On the first day of each fiscal quarter thereafter, the applicable margins shall be determined from a pricing grid based upon the historical excess availability for the most recent fiscal quarter ended immediately prior. The Receivables Financing Facility matures on the earlier of June 16, 2026 and a date that is 91 days prior to the maturity date of other material debt or any other material indebtedness that is incurred after the closing date. ST US AR may borrow, pay or prepay and reborrow under the Receivables Financing Facility at any time. So long as there is not an overadvance under the Receivables Financing Facility, and subject to certain other conditions, ST US AR can elect to repay borrowings or use cash to make distributions to MEH and certain subsidiaries of MEH that have contributed receivables to ST US AR. The obligations under the Receivables Financing Facility are not guaranteed by MEH or any of its restricted subsidiaries. The Receivables Financing Facility is subject to customary events of defaults for transactions of this type. As of July 1, 2022, the Company had no outstanding borrowings on its Receivables Financing Facility.

Applicable interest rate
As of July 1, 2022, the applicable interest rate and outstanding principal on the Company's debt instruments were as follows:

	Successor
	Applicable interest rate	Outstanding principal
Fixed-rate instruments	10.68%	$1,842.9
2017 Replacement Term Loan	7.25	1,391.5
2018 Replacement Term Loan	7.50	369.4

12.	Guarantees
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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The liability was $14.9 million and included in LSTC on the Company's unaudited condensed consolidated balance sheets as of December 31, 2021, of which $12.1 million, related to environmental, health and safety matters. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value as of December 31, 2021. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of chapter 11 and is no longer a liability of the Successor Company. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the Chapter 11 proceedings. As of both July 1, 2022 and December 31, 2021, $19.0 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets. As of July 1, 2022, the Company does not expect to make future payments related to these indemnification obligations.
The Company is also liable for product performance; however, the Company believes, given the information currently available, that the ultimate resolution of any such claims will not have a material adverse effect on its financial condition, results of operations and cash flows.
As of July 1, 2022, the Company had various other letters of credit, guarantees and surety bonds totaling $33.6 million and restricted cash of $41.4 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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
As a result of initiating the Chapter 11 Cases, all litigation and proceedings against the Company were automatically stayed, subject to certain limited exceptions. In addition, the Bankruptcy Court issued orders enjoining certain litigation against the Company and various individuals named in certain of the litigation described below that might otherwise be subject to such an exception. For further information about the Chapter 11 Cases, refer to Note 2.

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
Pursuant to the Plan and the Scheme of Arrangement, on the Effective Date all opioid claims against Mallinckrodt and its subsidiaries were deemed to have been settled, discharged, waived, released and extinguished in full against Mallinckrodt and its subsidiaries, and Mallinckrodt and its subsidiaries ceased to have any liability or obligation with respect to such claims, which were treated in accordance with the Plan as set forth in Note 2.

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
Pursuant to the Plan and the Scheme of Arrangement, on the Effective Date, certain claims of the U.S. Department of Justice (“DOJ”) and related governmental parties relating to Acthar Gel against Mallinckrodt were deemed to have been settled, discharged, waived, released and extinguished in full against Mallinckrodt, and Mallinckrodt ceased to have any liability or obligation with respect to such claims, which will be treated in accordance with the Plan and the terms of the settlement as set forth in Note 2.

Patent Litigation
Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV v. Pharmascience Inc. and SpecGx LLC. In December 2019, Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV (collectively “Janssen”) initiated litigation against the Company and Pharmascience Inc. (“Pharmascience”) relating to the collaboration between Company and Pharmascience that resulted in Pharmascience's ANDA submission, containing a Paragraph IV patent certification, with the FDA for a competing version of Invega Sustenna. Janssen alleges that the Company and Pharmascience infringe U.S. Patent No. 9,439,906. On July 13, 2022, the court administratively closed this case pending the outcome of the Federal Circuit's decision in Janssen Pharmaceuticals, Inc. v. Mylan Laboratories Limited, Case No. 22-1307.

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

Other Commercial and Securities Litigation Matters
Shareholder Litigation (HealthCor). In October 2020, four purported shareholders of the Company's stock filed a complaint in the D.C. District Court against the Company, its former CEO Mark C. Trudeau and its former Chief Financial Officer ("CFO") Matthew K. Harbaugh. The lawsuit, captioned HealthCor Offshore Master Fund, L.P., et al. v. Mallinckrodt plc, et al., asserts claims for false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, common law fraud, and negligent misrepresentation arising from substantially similar allegations from the putative class action securities litigation that was filed against the Company and certain of its officers in January 2017, captioned Patricia A. Shenk v. Mallinckrodt plc, et al ("Shenk"). The complaint seeks damages in an unspecified amount. As to the Company, this litigation had subject to the automatic stay under §362 of the Bankruptcy Code and on December 4, 2020, the Bankruptcy Court also enjoined the proceedings against the individual named defendants. The Bankruptcy Court extended the injunction staying the proceedings against the individual named defendants on August 30, 2021. The plaintiffs subsequently appealed the Bankruptcy Court action to the U.S. District Court in Delaware through an interlocutory appeal, which was denied on November 10, 2021. The Bankruptcy Court further extended the injunction on November 29, 2021 and on March 17, 2022. The Bankruptcy Court's injunction expired on the Effective Date. Following mediation, the parties have reached an agreement to settle the action, pursuant to which the plaintiffs are expected to file a notice of voluntary dismissal with prejudice later this month.
Shareholder Derivative Litigation (Brandhorst). In September 2019, a purported shareholder of the Company's stock filed a shareholder derivative complaint in the D.C. District Court against the Company, as nominal defendant, as well as its former CEO, its former CFO, its Executive Vice President Hugh O'Neill, and the following members of the former Board of Directors: Angus Russell, David Carlucci, J. Martin Carroll, David Norton, JoAnn Reed and Kneeland Youngblood (collectively with Trudeau, Harbaugh and O'Neill, the “Brandhorst Defendants”). The lawsuit is captioned Lynn Brandhorst, derivatively on behalf of nominal defendant Mallinckrodt PLC v. Mark Trudeau et al. and relies on the allegations contained in the Shenk class action lawsuit. The complaint asserts claims for contribution, breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement, and is premised on allegations that the Brandhorst Defendants caused the Company to make the allegedly false or misleading statements at issue in the Shenk class action lawsuit. The complaint seeks damages in an unspecified amount and corporate governance reforms. On November 20, 2019, this matter was stayed by agreement of the parties pending resolution of the Shenk lawsuit below. As to the Company, this litigation is subject to the automatic stay under §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined the proceedings against the Brandhorst Defendants. The Bankruptcy Court extended the injunction staying the proceedings against the Brandhorst Defendants on August 30, 2021, and further extended the injunction on November 29, 2021 and on March 17, 2022. The Bankruptcy Court’s injunction expired on the Effective Date. On August 2, 2022, plaintiff filed a notice of voluntary dismissal, thereby terminating the Brandhorst action.
Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its former CEO Mark C. Trudeau, its CFO Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court on June 25, 2020, and on July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. On August 10, 2020, an amended complaint was filed by the lead plaintiff alleging an expended putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the "Strougo Defendants"). The amended complaint claims that the defendants made false and/or misleading statements and/or failed to disclose that: (i) the CMS had informed the Company that it was using the wrong base date AMP for calculating the Medicaid rebate the Company owed CMS for Acthar Gel each quarter since 2014; (ii) the Company’s reported net income was improperly inflated in violation of GAAP; (iii) the Company’s contingent liabilities associated with the rebates owed to CMS for Acthar Gel were misrepresented; (iv) the Company’s fiscal year 2019 guidance for Acthar Gel net sales was false; (v) the Company failed to disclose material information regarding the cases captioned Landolt v. Mallinckrodt ARD LLC, No. 1:18-cv-11931-PBS (D. Mass.) (Landolt) and U.S. ex rel. Strunck v. Mallinckrodt ARD LLC, No. 2:12-cv-0175-BMS (E.D. Pa.) (Strunck), or the related investigation by the DOJ and (vi) the Company failed to disclose that the clinical trials for Acthar Gel were purportedly initiated in order to make it appear that alternative revenue opportunities for Acthar Gel existed and thus offset the expected 10% decline in net sales as a result of the rebates the Company now had to pay. On October 1, 2020, the defendants filed a motion to dismiss the amended complaint. As to the Company, this litigation was subject to the automatic stay under §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined proceedings against the Strougo Defendants. The plaintiffs subsequently appealed the Bankruptcy Court action to the U.S. District Court in Delaware through a motion for reconsideration, which was denied by that court on January 27, 2021. The Bankruptcy Court extended the injunction staying the proceedings against the Strougo Defendants on August 30, 2021, and further extended the injunction on November 29, 2021 and on March 17, 2022. On March 17, 2022, the Strougo action was administratively closed. On March 29, 2022, the Strougo action was reinstated only with respect to the individual defendants, and the individual defendants filed their reply in support of their motion to dismiss on May 2, 2022. On July 21, 2022, the Company filed a notice of discharge, informing the court that (i) the Bankruptcy Court confirmed the Company’s Plan; (ii) the Company’s discharge pursuant to Section 1141(d) of the Bankruptcy Code of the claims asserted against it the Strougo action had taken effect; and (iii) the Plan and the discharge injunction enjoin any party from, among other things, continue to pursue claims against the Company in the Strougo action.
Employee Stock Purchase Plan (ESPP) Securities Litigation. In July 2017, a purported purchaser of Mallinckrodt stock through Mallinckrodt's ESPPs filed a derivative and class action lawsuit in the Federal District Court in the Eastern District of Missouri, captioned Solomon v. Mallinckrodt plc, et al., against the Company, its former CEO, its former CFO Matthew K. Harbaugh, its Controller Kathleen A. Schaefer, and current and former directors of the Company (collectively, the “Solomon Defendants”). On September 6, 2017, plaintiff voluntarily dismissed its complaint in the Federal District Court for the Eastern District of Missouri and refiled virtually the same complaint in the D.C. District Court. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt stock between November 25, 2014, and January 18, 2017, through the ESPPs. In the alternative, the plaintiff alleges a class action for those same purchasers/acquirers of stock in the ESPPs during the same period. The complaint asserts claims under Section 11 of the Securities Act and for breach of fiduciary duty, misrepresentation, non-disclosure, mismanagement of the ESPPs’ assets and breach of contract arising from substantially similar allegations as those contained in the Shenk class action lawsuit. Stipulated co-lead plaintiffs were approved by the court on March 1, 2018. Co-lead Plaintiffs filed an amended complaint on June 4, 2018 having a class period of July 14, 2014 to November 6, 2017. The complaint seeks damages in an unspecified amount. On July 6, 2018, this matter was stayed by agreement of the parties pending resolution of the Shenk class action lawsuit. The defendants intend to vigorously defend themselves in this matter. On October 13, 2020, the trial court entered an order acknowledging the automatic stay of this litigation as to the Company pursuant to §362 of the Bankruptcy Code, and on December 4, 2020, the Bankruptcy Court also enjoined the proceedings against the individual named defendants. The Bankruptcy Court extended the injunction staying the proceedings against the individual named defendants on August 30, 2021, and further extended the injunction on November 29, 2021 and on March 17, 2022. The Bankruptcy Court’s injunction expired on the Effective Date. On August 2, 2022, the D.C. District Court considered and approved the settlement of the Shenk class action lawsuit, and further issued an order in the Solomon action directing the parties to file a status report and schedule for further proceedings by August 30, 2022.
Putative Class Action Securities Litigation (Shenk v Mallinckrodt plc, et al., U.S. District Court for the District of Columbia). On August 2, 2022, the District Court granted final approval of the settlement, entered final judgment, and dismissed the action with prejudice.
For additional details on the Shenk class action lawsuit, refer to the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021.

Generic Price Fixing Litigation
Canadian (Eaton) Litigation. Any potential liability from this matter has been discharged through the bankruptcy proceedings. For additional details on this matter, refer to the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021.

Xyrem Litigation
Self-Insured Schools Litigation. Any potential liability from this case has been discharged through the bankruptcy proceedings. For additional details on this matter, refer to the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of July 1, 2022, it was probable that it would incur remediation costs in the range of $19.7 million to $50.0 million. The Company also concluded that, as of July 1, 2022, the best estimate within this range was $38.4 million, of which $1.2 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of July 1, 2022. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows. Upon effectuation of the Plan, certain of the Company's environmental liabilities were discharged. Refer to Note 2 for further information.
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
Subsequent to the issuance of the Company's predecessor financial statements for the fiscal year ended December 31, 2021, the Company increased the accrual associated with this matter by $11.1 million to $57.4 million, which represented the Company's estimate of its liability related to this environmental site. The non-cash charge of $11.1 million was reflected in the predecessor unaudited condensed consolidated statement of operations as a component of operating expenses. Pursuant to the Plan, this liability was discharged as a general unsecured claim. Refer to Note 2 for further information.

Bankruptcy Appeals
First Lien Noteholder Matters. As set forth in greater detail in Note 2, the Plan proposed to reinstate the Existing First Lien Notes. Certain holders of the Existing First Lien Notes and the trustee in respect thereof (collectively, the “Noteholder Parties”), objected to the proposed reinstatement, arguing, among other things, that the Company was required to pay a significant make-whole premium as a condition to reinstatement of the Existing First Lien Notes. In the course of confirming the Plan, the Bankruptcy Court overruled these objections.
On March 30, 2022, the Noteholder Parties appealed the Confirmation Order’s approval of the reinstatement of the Existing First Lien Notes to the United States District Court for the District of Delaware. The Company and the Existing First Lien Notes Trustee reached an agreement to hold the trustee’s appeal in abeyance, to be determined by the result of the holders’ appeals, subject to certain conditions, which was approved by the District Court. Briefing on the merits of the Noteholder Parties’ appeals was completed on July 1, 2022. On the same date, the Company moved to dismiss the Noteholder Parties’ appeals as equitably moot. Briefing on the motion was completed on August 5, 2022. The Noteholder Parties’ appeals and the related motion to dismiss remain pending.

At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these appeals. The Company will continue to vigorously defend the Plan.
Sanofi. On October 12, 2021, in the Company’s bankruptcy, sanofi-aventis U.S. LLC (“Sanofi”) filed a motion asking the Bankruptcy Court for an order determining that, under the Bankruptcy Code, the Company could not discharge alleged royalty obligations owed to Sanofi under an asset purchase agreement through which the Company acquired certain intellectual property from Sanofi’s predecessor (the “Sanofi Motion”). On November 8, 2021, the Bankruptcy Court denied the Sanofi Motion and ordered that any royalty obligations allegedly owed to Sanofi constitute prepetition unsecured claims that may be discharged under the Bankruptcy Code. On November 19, 2021, Sanofi appealed the Bankruptcy Court’s ruling to the District Court. Briefing was completed on March 10, 2022. On July 1, 2022, the Company moved to dismiss Sanofi’s appeal as equitably moot. Briefing on that motion was completed on August 5, 2022. The appeal and related motion to dismiss remain pending.
Glenridge. On October 21, 2021, in the Company’s bankruptcy, Kenneth Greathouse, Stuart Rose, and Lloyd Glenn (collectively, the “Glenridge Principals”) filed a joinder to the Sanofi Motion and asked the Bankruptcy Court for an order similarly determining that royalty obligations owed by the Company to the Glenridge Principals under a royalty agreement were not dischargeable under the Bankruptcy Code and that the royalty agreement could not be rejected by the Company in its bankruptcy. On December 1, 2021, the Bankruptcy Court denied the motion, entering an order that the royalty agreement between the Company and the Glenridge Principals could be rejected under the Bankruptcy Code and that any royalties owed under the agreement were prepetition unsecured claims that could be discharged under the Bankruptcy Code. On December 15, 2021, the Glenridge Principals appealed the Bankruptcy Court’s ruling to the District Court. Briefing has not been completed at this time.
Acthar Insurance Claimants. In the Company’s bankruptcy, Attestor Limited and Humana Inc. (collectively, the “Acthar Insurance Claimants”) filed administrative claims with the Bankruptcy Court seeking hundreds of millions of dollars based on the Company’s allegedly illegal sales of Acthar Gel. The Company objected to the claims, arguing that the Company had no such liability. After a bench trial, the Bankruptcy Court, on December 6, 2021, sustained the Company’s objection and disallowed the administrative claims filed by the Acthar Insurance Claimants. The Acthar Insurance Claimants appealed that ruling to the District Court on December 20, 2021. On February 4, 2022, the Acthar Insurance Claimants moved to have the District Court certify their appeal directly to the Third Circuit. Briefing on that motion was completed on February 25, 2022; the motion remains pending. The parties have agreed to stay the briefing on the merits of the appeal pending the District Court’s decision regarding certification. Meanwhile, on July 1, 2022, the Company moved to dismiss the Acthar Insurance Claimants’ appeal as equitably moot. Briefing on that motion was completed on August 5, 2022 and remains pending.
Stratatech. As described in Note 14, consummation of the Plan discharged the Company’s liability with respect to certain contingent consideration provided to the prior shareholders of Stratatech Corporation ("Stratatech"). However, the representative of these shareholders has indicated his intention to challenge in the bankruptcy court whether the liability was susceptible to discharge, among other things, and the parties have agreed on a schedule for litigating these matters.

Internal Revenue Code Section 453A Interest
As a result of historical internal installment sales, the Company has reported Internal Revenue Code ("IRC") §453A interest on its tax returns on the basis of its interpretation of the IRC. Alternative interpretations of these provisions could result in additional interest payable. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company's interpretation and maintained a corresponding liability of $12.4 million within other liabilities in the unaudited condensed consolidated balance sheet as of December 31, 2021. Upon effectuation of the Plan, this liability was discharged.

Other Matters
The Company's legal proceedings and claims are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021.

14.	Financial Instruments and Fair Value Measurements
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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	July 1, 2022 (Successor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$33.5	$22.0	$11.5	$—
Equity securities	22.2	22.2	—	—
	$55.7	$44.2	$11.5	$—
Liabilities:
Deferred compensation liabilities	$24.9	$—	$24.9	$—
Contingent consideration liabilities	6.8	—	—	6.8
	$31.7	$—	$24.9	$6.8

	December 31, 2021 (Predecessor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$38.7	$24.9	$13.8	$—
Equity securities	36.5	36.5	—	—
	$75.2	$61.4	$13.8	$—
Liabilities:
Deferred compensation liabilities	$36.9	$—	$36.9	$—
Contingent consideration liabilities	27.3	—	—	27.3
	$64.2	$—	$36.9	$27.3
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
Equity securities. Equity securities consist of shares in Silence Therapeutics plc and Panbela Therapeutics, Inc. for which quoted prices are available in an active market; therefore, these investments are classified as level 1 and are valued based on quoted market prices reported on internationally recognized securities exchanges.
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
Successor contingent consideration liabilities. In accordance with the Plan and Scheme of Arrangement, the Company will provide consideration for a CVR associated with terlipressin primarily in the form of the achievement of a cumulative net sales milestone. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the terlipressin CVR to be $6.8 million as of July 1, 2022 (Successor).
Predecessor contingent consideration liabilities. As part of the acquisition of Stratatech, the Company provided contingent consideration to the prior shareholders of Stratatech, primarily in the form of regulatory filing and approval milestones associated with the deep partial-thickness and full-thickness indications associated with StrataGraft. For each indication, the Company was responsible for a payment upon acceptance of the Company's submission and another upon approval by the FDA. The Company determined the fair value of the contingent consideration associated with the acquisition of Stratatech to be $27.3 million as of December 31, 2021 (Predecessor). These liabilities were governed by a contract and recorded at their estimated allowed claim amount within LSTC in the unaudited condensed consolidated balance sheet as of December 31, 2021 (Predecessor). The contract governing this liability was rejected and the liability was discharged pursuant to the Plan on the Effective Date. Refer to Note 13 for further information.

Financial Instruments Not Measured at Fair Value
    The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of July 1, 2022 (Successor) and December 31, 2021 (Predecessor):
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $136.5 million and $60.2 million as of July 1, 2022 (Successor) and December 31, 2021 (Predecessor) (level 1), respectively. Included within the balance as of July 1, 2022 was $76.1 million related to the funding of a professional fee escrow account upon emergence from Chapter 11. Refer to Note 3 for further information.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $48.7 million and $51.3 million as of July 1, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
•Successor debt. The Company's Existing 1L Notes, New 2L Notes, New 1L Notes and Takeback 2L Notes are classified as level 1, as quoted prices are available in an active market for these notes. Since quoted market prices for the Company's term loans are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value.
Predecessor debt. The carrying value of the Company's former revolving credit facility approximated the fair value due to the short-term nature of this instrument, and was therefore classified as level 1. The Company's former 5.75%, 4.75%, 5.625%, 5.50% senior notes and 10.00% first and second lien senior secured notes were classified as level 1, as quoted prices were available in an active market for these notes. Since the quoted market prices for the Company's former term loans and former 9.50% and 8.00% debentures were not available in an active market, they were classified as level 2 for purposes of developing an estimate of fair value.
The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	Successor		Predecessor
	July 1, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
10.00% first lien senior secured notes due April 2025	$471.9	$474.0	$495.0	$523.7
10.00% second lien senior secured notes due April 2025	228.4	237.5	—	—
11.50% first lien senior secured notes due December 2028	650.0	636.8	—	—
10.00% second lien senior secured notes due June 2029	190.9	254.2	—	—
Revolving credit facility due February 2022	—	—	900.0	900.0
5.75% senior notes due August 2022	—	—	610.3	324.1
4.75% senior notes due April 2023	—	—	133.7	48.9
5.625% senior notes due October 2023	—	—	514.7	279.1
10.00% second lien senior secured notes due April 2025	—	—	322.9	312.7
5.50% senior notes due April 2025	—	—	387.2	211.6

Level 2:
Replacement term loan due September 2027	1,223.4	1,189.5	—	—
Replacement term loan due September 2027	327.5	317.3	—	—
9.50% debentures due May 2022	—	—	10.4	7.7
8.00% debentures due March 2023	—	—	4.4	3.2
Term loan due September 2024	—	—	1,396.5	1,309.2
Term loan due February 2025	—	—	370.7	347.7
Total Debt	$3,092.1	$3,109.3	$5,145.8	$4,267.9

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
FFF Enterprises, Inc.	23.6%	26.9%	* %
CuraScript, Inc.	*	*	23.7

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
FFF Enterprises, Inc.	23.6%	11.8%	* %
CuraScript, Inc.	*	15.6	24.4
* Net sales to this distributor was less than 10.0% of the Company's total net sales for the respective periods presented above.

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	Successor	Predecessor
	July 1, 2022	December 31, 2021
AmerisourceBergen Corporation	29.7%	30.0%
McKesson Corporation	16.8	15.0
FFF Enterprises, Inc.	12.2	*
CuraScript, Inc.	*	12.7
*Accounts receivable attributable to this distributor was less than 10.0% of total gross accounts receivable at the end of the respective period presented above.

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Acthar Gel	32.4%	24.6%	27.7%
INOmax	15.8	17.4	19.4
Therakos	12.0	13.0	12.5
APAP	13.3	13.1	*

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Acthar Gel	32.4%	25.4%	25.4%
INOmax	15.8	19.0	21.7
Therakos	12.0	12.5	12.3
APAP	13.3	11.0	*
*Net sales attributable to this product was less than 10.0% of total net sales for the respective periods presented above.

15.	Segment Data
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
Selected information by reportable segment was as follows:

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Net sales:
Specialty Brands	$58.2	$247.7	$381.5
Specialty Generics	26.8	136.0	164.9
Net sales	$85.0	$383.7	$546.4
Operating income (loss):
Specialty Brands	$4.5	$102.4	$186.6
Specialty Generics (1)	0.3	30.9	26.9
Segment operating income	4.8	133.3	213.5
Unallocated amounts:
Corporate and unallocated expenses (2)	(0.9)	(15.4)	(25.7)
Depreciation and amortization	(48.4)	(144.6)	(168.1)
Share-based compensation	—	(0.5)	(2.4)
Restructuring charges, net	(1.1)	(2.8)	(6.1)
Separation costs (3)	(9.2)	(7.0)	(0.3)
Operating (loss) income	$(54.8)	$(37.0)	$10.9

(1)Includes $2.4 million of fresh-start inventory-related expense during the period from June 17, 2022 through July 1, 2022 resulting from the Company's change in accounting estimate as disclosed in Note 1.
(2)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(3)Represents costs included in selling, general and administrative expenses, primarily related to expenses incurred related to the Predecessor directors and officers' policy and severance for the former CEO of the Predecessor, in addition to professional fees and costs incurred as the Company explores potential sales of non-core assets to enable further deleveraging post-emergence.

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Net sales:
Specialty Brands	$58.2	$587.1	$789.9
Specialty Generics	26.8	287.5	314.5
Net sales	$85.0	$874.6	$1,104.4
Operating income (loss):
Specialty Brands	$4.5	$267.2	$398.7
Specialty Generics (1)	0.3	65.3	58.6
Segment operating income	4.8	332.5	457.3
Unallocated amounts:
Corporate and unallocated expenses (2)	(0.9)	(48.2)	(48.3)
Depreciation and amortization	(48.4)	(321.8)	(337.7)
Share-based compensation	—	(1.7)	(6.0)
Restructuring charges, net	(1.1)	(9.6)	(6.5)
Non-restructuring impairment charges	—	—	(64.5)
Separation costs (3)	(9.2)	(9.0)	(0.9)
Operating loss	$(54.8)	$(57.8)	$(6.6)

(1)Includes $2.4 million of fresh-start inventory-related expense during the period from June 17, 2022 through July 1, 2022 resulting from the Company's change in accounting estimate as disclosed in Note 1.
(2)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(3)Represents costs included in selling, general and administrative expenses, primarily related to expenses incurred related to the Predecessor directors and officers' policy and severance for the former CEO of the Predecessor, in addition to professional fees and costs incurred as the Company explores potential sales of non-core assets to enable further deleveraging post-emergence.

Net sales by product family within the Company's reportable segments were as follows:

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Three Months Ended June 25, 2021
Acthar Gel	$27.5	$94.2	$151.5
INOmax	13.5	66.8	105.9
Ofirmev	(0.2)	(0.1)	6.5
Therakos	10.2	49.7	68.5
Amitiza (1)	5.8	33.8	44.8
Other	1.4	3.3	4.3
Specialty Brands	58.2	247.7	381.5

Opioids	8.7	38.8	53.8
ADHD	1.8	6.8	7.8
Addiction treatment	2.5	14.1	16.0
Other	0.1	2.0	3.6
Generics	13.1	61.7	81.2
Controlled substances	1.7	17.2	25.6
APAP	11.3	50.2	51.7
Other	0.7	6.9	6.4
API	13.7	74.3	83.7
Specialty Generics	26.8	136.0	164.9
Net sales	$85.0	$383.7	$546.4
(1)Amitiza consists of both product net sales and royalties. Refer to Note 4 for further details on Amitiza's revenues.

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Acthar Gel	$27.5	$221.9	$280.5
INOmax	13.5	165.8	239.9
Ofirmev	(0.2)	2.5	19.3
Therakos	10.2	109.6	135.3
Amitiza (1)	5.8	81.5	106.2
Other	1.4	5.8	8.7
Specialty Brands	58.2	587.1	789.9

Opioids	8.7	88.8	108.5
ADHD	1.8	17.5	16.1
Addiction treatment	2.5	30.0	32.4
Other	0.1	4.9	5.5
Generics	13.1	141.2	162.5
Controlled substances	1.7	37.6	43.0
APAP	11.3	96.5	97.2
Other	0.7	12.2	11.8
API	13.7	146.3	152.0
Specialty Generics	26.8	287.5	314.5
Net sales	$85.0	$874.6	$1,104.4
(1)Amitiza consists of both product net sales and royalties. Refer to Note 4 for further details on Amitiza's revenues.

16.	Subsequent Events
Commitments and Contingencies
Certain litigation matters occurred on, or prior to, July 1, 2022, but had subsequent updates through the issuance of this report. See further discussion in Note 13.

Income Taxes
On July 15, 2022, the Company received notification that the Joint Committee on Taxation approved the IRS audit reports relating to three CARES Act tax refund claims that were individually in excess of $5.0 million. The Company expects to receive CARES Act tax refunds totaling $135.9 million, excluding related interest, during the second half of fiscal 2022. Such amount has been reflected as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet as of July 1, 2022.

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

Significant Events
Emergence from Voluntary Reorganization
On October 12, 2020 (the "Petition Date"), we voluntarily initiated Chapter 11 proceedings (the "Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On March 2, 2022, the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order confirming the fourth amended plan of reorganization (with technical modifications (the "Plan"). Subsequent to the filing of the Chapter 11 Cases, Chapter 11 proceedings commenced by a limited subset of the debtors were recognized and given effect in Canada, and separately the High Court of Ireland made an order confirming a scheme of arrangement on April 27, 2022, which is based on and consistent in all respects with the Plan (the "Scheme of Arrangement"). The Plan and Scheme of Arrangement became effective on June 16, 2022, (the "Effective Date"), and on such date we emerged from the Chapter 11 and Irish examinership proceedings.
On the Effective Date, pursuant to the Plan and Scheme of Arrangement, among other things:
•We issued 13,170,932 ordinary shares to holders of the former unsecured notes;
•All opioid claims against us were deemed to have been settled, discharged, waived, released and extinguished in full in exchange for $1,725.0 million in deferred payments over the next eight years (the "Opioid-Related Litigation Settlement");
•We issued 3,290,675 warrants with a strike price of $103.40 to opioid claimants that are exercisable at any time on or prior to the sixth anniversary of the Effective Date (the "Opioid Warrants");
•We adopted a management incentive plan providing for the issuance to management, key employees and directors of the Company of equity awards with respect to up to an aggregate of 1,829,068 shares;
•All claims of the U.S. Department of Justice ("DOJ") and other governmental parties relating to Acthar® Gel (repository corticotropin injection) ("Acthar Gel") were deemed to have been settled, discharged, waived, released and extinguished in full in exchange for $260.0 million of deferred payments over the next seven years (the "Acthar Gel-Related Settlement");
•All shares of our stock issued and outstanding immediately prior to the effective date were canceled and discharged
•Principal debt outstanding was reduced by more than $1.3 billion; and
•General unsecured claims were satisfied in an aggregate settlement of $135.0 million in cash plus other potential consideration, including but not limited to 35.0% of the proceeds of the sale of the StrataGraft® Priority Review Voucher (“PRV”) and $20.0 million payable upon the achievement of (1) U.S. Food and Drug Administration ("FDA") approval of terlipressin and (2) cumulative net sales of $100.0 million of terlipressin.
For further details of the Plan, refer to Note 2 of the notes to the unaudited condensed consolidated financial statements.

New Financing
In connection with emergence, we issued $650.0 million in aggregate principal amount of new first lien senior secured notes. The net proceeds of the issuance of such notes were applied to repay in part our former senior secured revolving credit facility. We also entered into a $200.0 million accounts receivable financing facility, which remains undrawn as of July 1, 2022.
Pursuant to the Plan and Scheme of Arrangement, we also reinstated $495.0 million in aggregate principal amount of our existing first lien senior secured notes and issued $1,762.6 million in aggregate principal amount of new first lien senior secured term loans to the holders of our existing term loans in satisfaction thereof, issued $322.9 million in aggregate principal amount of new second lien senior secured notes to the holders of our existing second lien senior secured notes in satisfaction thereof and issued $375.0 million in aggregate principal amount of new second lien senior secured notes to the holders of certain of our existing unsecured senior notes in partial satisfaction thereof.

Fresh-Start Accounting
We adopted fresh-start accounting as of the Effective Date. As a result of the application of fresh-start accounting, our financial statements for periods prior to the Effective Date are not comparable to those for periods subsequent to the Effective Date. References in this report to "Successor" refers to the results of operations of the Company after the Effective Date. References to "Predecessor" refers to the results of operations of the Company on or prior to the Effective Date. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results to be expected for a full fiscal year. References such as the "Company," "we," "our," and "us" refer to Mallinckrodt and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.
Our results of operations as reported in our unaudited condensed consolidated financial statements for the Successor and Predecessor periods are in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The presentation of the combined financial information of the Predecessor and Successor for the three and six months ended July 1, 2022 is not in accordance with GAAP. However, we believe that for purposes of discussion and analysis in this Quarterly Report on Form 10-Q, the combined financial information is useful for management and investors to assess our ongoing financial and operational performance and trends.
For further information, refer to Note 3 of the notes to the unaudited condensed consolidated financial statements.

Reorganization items, net
During the period April 2, 2022 through June 16, 2022 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), we incurred expenses of $587.5 million and $630.9 million from reorganization items, net, respectively. These expenses were primarily driven by the loss on application of fresh-start accounting of $1,354.6 million and professional and lender fees, partially offset by a $943.7 million gain on settlement of liabilities subject to compromise ("LSTC") in accordance with the Plan. During the period June 17, 2022 through July 1, 2022 (Successor) and the three and six months ended June 25, 2021 (Predecessor), we incurred expenses of $3.5 million, $109.5 million and $203.0 million in reorganization items, net, respectively. The Successor expenses represent amounts incurred after the Effective Date that directly resulted from Chapter 11 and were comprised of professional fees. The amounts incurred in the Predecessor period were primarily professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts.

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
On June 9, 2022, we resubmitted our NDA for terlipressin to the FDA and currently expect a PDUFA date of December 9, 2022. We remain committed to this critically ill patient population, who currently have no approved treatment option in the U.S. for HRS-1 and we believe that there is a path to approval in fiscal 2022. We will continue to assess the impact of any changes to planned revenue or earnings on the fair value of the associated in-process research and development ("IPR&D") asset of $104.8 million included within intangible assets, net on the unaudited condensed consolidated balance sheet as of July 1, 2022.

StrataGraft
During the three months ended April 1, 2022, we released our first commercial shipment of StrataGraft. Net sales of this product are anticipated to be uneven as a result of contracting with hospitals and the government procurement schedule associated with sales to the Biomedical Advanced Research and Development Authority (BARDA) for placement in the Strategic National Stockpile.
On June 30, 2022, we completed the sale of our PRV for $100.0 million. We were awarded the PRV under a FDA program intended to encourage the development of certain product applications for therapies used to treat or prevent material threat medical countermeasures. We received the PRV upon FDA approval of StrataGraft for the treatment of adults with thermal burns containing intact dermal elements for which surgical intervention is clinically indicated (deep partial-thickness burns). We received from the buyer $65.0 million and the buyer remitted $35.0 million to the General Unsecured Claims Trustee pursuant to the terms of (i) the Plan, and (ii) that certain General Unsecured Claims Trust Agreement entered into in connection with the Plan.

Business Factors Influencing the Results of Operations
We cannot adequately benchmark certain operating results of the Successor Period against any of the previous periods reported in our unaudited condensed consolidated financial statements without combining that period with the current Predecessor quarter-to-date and year-to-date periods, and we do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that our key performance metrics such as net sales and segment results of operations for the Successor Period when combined with the current Predecessor quarter-to-date and year-to-date periods provide more meaningful comparisons to prior periods and is more useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our unaudited condensed consolidated financial statements in accordance with GAAP, in certain circumstances the discussion in “Results of Operations” below utilizes the combined results for the three and six months ended July 1, 2022.

Specialty Brands
Net sales of Acthar Gel for the period June 17, 2022 through July 1, 2022 (Successor) were $27.5 million. Net Sales of Acthar Gel for the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor) were $94.2 million and $151.5 million, respectively. Non-GAAP combined net sales for the three months ended July 1, 2022 were $121.7 million. Net sales decreased $29.8 million, or 19.7%, for the three months ended July 1, 2022, compared to the three months ended June 25, 2021, driven primarily by continued payer scrutiny on overall specialty pharmaceutical spending. Also contributing to the decrease in Acthar Gel net sales was a one-time $8.9 million adjustment to historical Medicaid rebates. We anticipate that competition for the Acthar Gel product will likely intensify following the launch of a competitive alternative form of treatment during the first quarter of 2022, which could have an adverse effect on our financial condition, results of operations and cash flows.
Net sales of INOmax® for period June 17, 2022 through July 1, 2022 (Successor) were $13.5 million. Net sales of INOmax for the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor) were $66.8 million and $105.9 million, respectively. Non-GAAP combined net sales for the three months ended July 1, 2022 were $80.3 million. Net sales decreased $25.6 million, or 24.2%, for the three months ended July 1, 2022, compared to the three months ended June 25, 2021, driven primarily by continued competition from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We continue to develop and pursue patent protection of next generation nitric oxide delivery systems and additional uses of nitric oxide. We further intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or next generation delivery systems.
Net sales of Therakos® photopheresis ("Therakos") for the period June 17, 2022 through July 1, 2022 (Successor) were $10.2 million. Net sales of Therakos for the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor) were $49.7 million and $68.5 million, respectively. Non-GAAP combined net sales for the three months ended July 1, 2022 were $59.9 million. Net sales decreased $8.6 million, or 12.6%, for the three months ended July 1, 2022, compared to the three months ended June 25, 2021, driven by the lagging effect of the novel coronavirus (COVID-19) that contributed to a reduction in use of the platform for treatment of graft-versus-host disease ("GvHD"), which is a non-promoted use in the U.S. market, and to a lesser extent the impact of competitive oral therapies for GvHD.

Specialty Generics
Net sales from the Specialty Generics segment for the period June 17, 2022 through July 1, 2022 (Successor) were $26.8 million. Net Sales for the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor) were $136.0 million and $164.9 million, respectively. Non-GAAP combined net sales for the three months ended July 1, 2022 were $162.8 million. Net sales decreased $2.1 million, or 1.3%, for the three months ended July 1, 2022, compared to the three months ended June 25, 2021, primarily driven by a decrease in generics net sales of $6.4 million, partially offset by an increase in API net sales of $4.3 million.

Results of Operations
Period from June 17, 2022 through July 1, 2022 (Successor) and Period from April 2, 2022 through June 16, 2022 (Predecessor) Compared with Three Months Ended June 25, 2021 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Three Months Ended June 25, 2021	Percentage Change
U.S.	$74.7	$334.4	$409.1	$496.1	(17.5)%
Europe, Middle East and Africa	9.4	40.3	49.7	40.7	22.1
Other geographic areas	0.9	9.0	9.9	9.6	3.1
Net sales	$85.0	$383.7	$468.7	$546.4	(14.2)

Net sales for the period June 17, 2022 through July 1, 2022 (Successor) were $85.0 million. Net sales for the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor) were $383.7 million and $546.4 million, respectively. Net sales decreased $77.7 million, or 14.2%, for the combined three months ended July 1, 2022, compared to the three months ended June 25, 2021. This decrease was primarily driven by our Specialty Brands segment including a decrease in net sales of Acthar Gel, INOmax and Therakos, as previously mentioned. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross (loss) profit. Gross loss for the period June 17, 2022 through July 1, 2022 (Successor) was $17.2 million. Gross profit for the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor) was $116.9 million and $214.8 million, respectively. Gross profit margin was negative 20.2% for the period June 17, 2022 through July 1, 2022 (Successor). Gross profit margin was 30.5% for the period April 2, 2022 through June 16, 2022 (Predecessor), compared with 39.3% for the three months ended June 25, 2021. These decreases were primarily driven by the decrease in net sales and a change in product mix, coupled with a $24.1 million inventory step-up amortization expense and a $20.1 million increase in amortization expense as a result of the fresh-start valuation of our intangible assets, respectively, during the period June 17, 2022 through July 1, 2022 (Successor) and a $5.7 million increase in amortization expense during the period April 2, 2022 through June 16, 2022 (Predecessor)

for the Amitiza intangible asset resulting from a change in amortization method as discussed further in Note 10 to notes to the unaudited condensed consolidated financial statements.
Selling, general and administrative expenses. Selling general and administrative ("SG&A") expenses for the period June 17, 2022 through July 1, 2022 (Successor) were $30.3 million. SG&A expenses for the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor) were $122.8 million and $145.0 million, respectively. As a percentage of net sales, SG&A expenses were 35.6% for the period June 17, 2022 through July 1, 2022 (Successor), 32.0% for the period April 2, 2022 through June 16, 2022 (Predecessor) and 26.5% for the three months ended June 25, 2021. These increases were primarily driven by $9.2 million and $7.0 of separation costs incurred during the period June 17, 2022 through July 1, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively, related to expense associated with the Predecessor directors and officers' policies and the severance for the former Chief Executive Officer ("CEO") of the Predecessor, respectively, compared to $0.2 million during the three months ended June 25, 2021 (Predecessor). These increases also included a foreign currency remeasurement loss of $0.2 million and $10.4 million during the period June 17, 2022 through July 1, 2022 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor), respectively, compared to a $1.7 million loss during the three months ended June 25, 2021 (Predecessor).
Research and development expenses. Research and development ("R&D") expenses for the period June 17, 2022 through July 1, 2022 (Successor) were $6.2 million. R&D expenses for the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor) were $28.3 million and $52.8 million, respectively. As a percentage of net sales, R&D expenses were 7.3% for the period June 17, 2022 through July 1, 2022 (Successor), 7.4% for the period April 2, 2022 through June 16, 2022 (Predecessor) and 9.7% for the three months ended June 25, 2021. These decreases were primarily driven by cost containment initiatives coupled with the completion of certain development programs. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring charges, net. During the period June 17, 2022 through July 1, 2022 (Successor), the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor), we incurred $1.1 million, $2.8 million and $6.1 million of restructuring charges, net, respectively, primarily related to employee severance and benefits.

Non-Operating Items
Interest expense and interest income. During the period June 17, 2022 through July 1, 2022 (Successor), the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor), net interest expense was $21.0 million, $50.2 million and $52.4 million, respectively. The period June 17, 2022 through July 1, 2022 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor) reflect increased interest rates on our variable interest rate debt as compared to the three months ended June 25, 2021 (Predecessor). During the period June 17, 2022 through July 1, 2022 (Successor), interest expense also included $3.9 million and $3.8 million of accretion expense associated with our settlement obligations and debt, respectively. Interest expense during the predecessor periods included cash adequate protection payments on certain of our predecessor senior secured debt instruments. The three months ended June 25, 2021 (Predecessor) also included the recognition of a $6.2 million benefit to interest expense due to a lapse of certain statute of limitations.
Other income (expense), net. During the period June 17, 2022 through July 1, 2022 (Successor), the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor), we incurred other income of $5.9 million, other expense of $10.5 million and other income of $11.3 million, respectively. The period April 2, 2022 through June 16, 2022 (Predecessor) included $5.8 million in miscellaneous credits and a $2.3 million gain related to our initial investment in equity securities of Panbela Therapeutics, Inc ("Panbela"). The three months ended June 25, 2021 also included a $4.0 million one-time milestone receivable. The remaining activity in all periods reflects the changes in fair value of our investment in Silence Therapeutics plc ("Silence").
Reorganization items, net. During the period June 17, 2022 through July 1, 2022 (Successor), we recorded a loss of $3.5 million in reorganization items, net driven primarily by professional fees. During the period April 2, 2022 through June 16, 2022 (Predecessor), we recorded a loss of $587.5 million in reorganization items, net, driven primarily by the loss on fresh-start adjustments of $1,354.6 million, professional fees and lender fees of $164.9 million, a write off of predecessor directors and officers insurance policies of $9.2 million and adjustments to other claims of $2.5 million, partially offset by a gain on adjustments to LSTC of $943.7 million. During the three months ended June 25, 2021 (Predecessor), we recorded a loss of $109.5 million in reorganization items, net, driven entirely by professional fees.
Income tax benefit. The effective tax rate for the period from June 17, 2022 through July 1, 2022 (Successor) was 13.2%. The effective tax rate for the period from April 2, 2022 through June 16, 2022 (Predecessor) was 71.7%.
The income tax benefit of $9.7 million for the period from June 17, 2022 through July 1, 2022 (Successor) consisted of $8.0 million attributed to the jurisdictional mix of pretax earnings, and $1.7 million attributed to separation costs, reorganization items, net and restructuring charges. The income tax benefit for the period from April 2, 2022 through June 16, 2022 (Predecessor) primarily consisted of the income tax impacts from reorganization and fresh-start adjustments, including adjustments to our valuation allowance.
The effective tax rate for the three months ended June 25, 2021 (Predecessor) was 24.0%. The tax benefit for the three months ended June 25, 2021 (Predecessor) was primarily impacted by intangible asset amortization as well as by an increase to prepaid taxes and a decrease to uncertain tax positions partially offset by the utilization of loss carryforwards in non-valuation allowance jurisdictions. The income tax benefit of $33.5 million for the three months ended June 25, 2021 (Predecessor) consisted of $26.0 million attributed to the jurisdictional mix of pretax earnings, $3.8 million attributed to separation costs, reorganization items, net and restructuring charges, $3.3 million attributed to uncertain tax positions, and $0.4 million attributed to the Coronavirus Aid, Relief and Economic Security ("CARES") Act.
As a result of the Plan, we recognized cancellation of debt income (“CODI”) on our indebtedness, resulting in the utilization of, and reduction to, certain of our tax losses and tax credits in the U.S. and Luxembourg. The remainder of our U.S. tax losses and credits are expected to be significantly limited under Sections 382 and 383 of the Internal Revenue Code (“IRC”). Additionally, we recognized a U.S. capital loss as a result of the Plan. This capital loss may be carried forward to offset capital gains recognized in the next five years, to the extent it is not reduced by CODI or limited under IRC section 382 or 383. The deferred tax asset associated with the capital loss carryforward is offset by a valuation allowance due to significant uncertainty regarding our ability to utilize the carryforward prior to its expiration. The portion of deferred tax assets associated with the tax losses and credits that are limited under IRC Section 382 or 383, and that have a remote possibility of being utilized, have been written off.
The Plan’s tax effect, and impacts on our tax losses and credits, is expected be finalized when all information is available and could change significantly from the current estimates.

Period from June 17, 2022 through July 1, 2022 (Successor) and Period from January 1, 2022 through June 16, 2022 (Predecessor) Compared with Six Months Ended June 25, 2021 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Six Months Ended June 25, 2021	Percentage Change
U.S.	$74.7	$784.2	$858.9	$1,006.2	(14.6)%
Europe, Middle East and Africa	9.4	73.6	83.0	80.5	3.1
Other geographic areas	0.9	16.8	17.7	17.7	—
Net sales	$85.0	$874.6	$959.6	$1,104.4	(13.1)

Net sales for the period June 17, 2022 through July 1, 2022 (Successor) were $85.0 million. Net sales for the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months ended June 25, 2021 (Predecessor) were $874.6 million and $1,104.4 million, respectively. Net sales decreased $144.8 million, or 13.1%, for the combined six months ended July 1, 2022, compared to the six months ended June 25, 2021. This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of INOmax, Acthar Gel, Amitiza and Therakos. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross (loss) profit. Gross loss for the period June 17, 2022 through July 1, 2022 (Successor) was $17.2 million. Gross profit for the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months ended June 25, 2021 (Predecessor) was $292.6 million and $465.2 million, respectively. Gross profit margin was negative 20.2% for the period June 17, 2022 through July 1, 2022 (Successor), 33.5% for the period January 1, 2022 through June 16, 2022 (Predecessor) and 42.1% the six months ended June 25, 2021 (Predecessor). The decrease during the period June 17, 2022 through July 1, 2022 (Successor) was primarily driven by the decrease in net sales and a change in product mix, coupled with a $24.1 million inventory step-up amortization expense and a $20.1 million increase in amortization expense as a result of the fresh-start valuation of our intangible assets. The decrease during the period January 1, 2022 through June 16, 2022 (Predecessor) was primarily driven by a $13.6 million increase in amortization expense for the Amitiza intangible asset resulting from a change in amortization method as discussed further in Note 10 to notes to the unaudited condensed consolidated financial statements.

Selling, general and administrative expenses. SG&A expenses for the period June 17, 2022 through July 1, 2022 (Successor) were $30.3 million. SG&A expenses for the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months ended June 25, 2021 (Predecessor) were $275.3 million and $281.0 million, respectively. As a percentage of net sales, SG&A expenses were 35.6% for the period June 17, 2022 through July 1, 2022 (Successor), 31.5% for the period January 1, 2022 through June 16, 2022 (Predecessor) and 25.4% for the six months ended June 25, 2021 (Predecessor). These increases were primarily driven by $9.2 million and $9.0 million of separation costs incurred during the period June 17, 2022 through July 1, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively, related to expense associated with the Predecessor directors and officers' policies, and the severance for the former CEO of the Predecessor with professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence, respectively, compared to $0.9 million during the six months ended June 25, 2021 (Predecessor). The increase also included an $11.1 million increase to certain of our environmental liabilities during the period January 1, 2022 through June 16, 2022 (Predecessor) coupled with a foreign currency remeasurement loss of $0.2 million and $15.8 million during the period June 17, 2022 through July 1, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively, compared to a $7.5 million loss during the six months ended June 25, 2021 (Predecessor).
Research and development expenses. R&D expenses for the period June 17, 2022 through July 1, 2022 (Successor) were $6.2 million. R&D expenses for the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months ended June 25, 2021 (Predecessor) were $65.5 million and $119.0 million, respectively. As a percentage of net sales, R&D expenses were 7.3% for the period June 17, 2022 through July 1, 2022 (Successor), 7.5% for the period January 1, 2022 through June 16, 2022 (Predecessor) and 10.8% for the six months ended June 25, 2021 (Predecessor). These decreases were driven by cost containment initiatives coupled with the completion of certain development programs. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring charges, net. During the period June 17, 2022 through July 1, 2022 (Successor), the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months ended June 25, 2021 (Predecessor), we incurred $1.1 million, $9.6 million and $6.5 million of restructuring charges, net, respectively, primarily related to employee severance and benefits.
Non-restructuring impairment charges. During the six months ended June 25, 2021 (Predecessor), we recognized a full impairment on our Specialty Brands IPR&D asset related to MNK-6105 and MNK-6106 of $64.5 million as we decided we would no longer pursue further development of this asset.

Non-Operating Items
Interest expense and interest income. During the period June 17, 2022 through July 1, 2022 (Successor), the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months ended June 25, 2021 (Predecessor), net interest expense was $21.0 million, $108.0 million and $110.1 million, respectively. The period June 17, 2022 through July 1, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor) reflects increased interest rates on our variable interest rate debt as compared to the six months ended June 25, 2021 (Predecessor). During the period June 17, 2022 through July 1, 2022 (Successor), interest expense also included $3.9 million and $3.8 million of accretion expense associated with our settlement obligations and debt, respectively. Interest expense during the predecessor periods included cash adequate protection payments on certain of our predecessor senior secured debt instruments. The six months ended June 25, 2021 (Predecessor) also included the recognition of a $6.2 million benefit to interest expense due to a lapse of certain statute of limitations.
Other income (expense), net. During the period June 17, 2022 through July 1, 2022 (Successor), the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months ended June 25, 2021 (Predecessor), we incurred other income of $5.9 million, other expense of $14.6 million and other income of $19.4 million, respectively. The period January 1, 2022 through June 16, 2022 (Predecessor) included $5.8 million of miscellaneous credits and a $2.3 million gain related to our initial investment in equity securities of Panbela. The six months ended June 25, 2021 (Predecessor) also included a $4.0 million one-time milestone receivable. All remaining activity in all periods reflect the changes in fair value of our investment in Silence.
Reorganization items, net. During the period June 17, 2022 through July 1, 2022 (Successor), we recorded a loss of $3.5 million in reorganization items, net primarily driven by professional fees. During the period January 1, 2022 through June 16, 2022 (Predecessor), we recorded a loss of $594.1 million in reorganization items, net driven primarily by the loss on fresh-start adjustments of $1,354.6 million, professional fees and lender fees of $205.4 million, a write off of predecessor directors and officers insurance policies of $9.2 million and adjustments to other claims of $5.4 million, partially offset by a gain on adjustments to LSTC of $943.7 million. During the six months ended June 25, 2021 (Predecessor), we recorded a loss of $203.0 million in reorganization items, net, driven primarily by professional fees of $187.2 million and $16.3 million of deferred financing fee write-offs related to the predecessor term loans.
Income tax benefit. The effective tax rate for the period from June 17, 2022 through July 1, 2022 (Successor) was 13.2%. The effective tax rate for the period from January 1, 2022 through June 16, 2022 (Predecessor) was 61.3%.

The income tax benefit of $9.7 million for the period from June 17, 2022 through July 1, 2022 (Successor) consisted of $8.0 million attributed to the jurisdictional mix of pretax earnings, and $1.7 million attributed to separation costs, reorganization items, net and restructuring charges.
The income tax benefit for the period from January 1, 2022 through June 16, 2022 (Predecessor) primarily consisted of the income tax impacts from reorganization and fresh-start adjustments, including adjustments to our valuation allowance. For the period January 1, 2022 through June 16, 2022 (Predecessor), we recorded an income tax benefit of $497.3 million, primarily for reorganization adjustments in the Predecessor period consisting of (1) $1,231.5 million of tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income (“CODI”) realized upon emergence and limitations under Sections 382 and 383 of the IRC; (2) $141.3 million of tax expense for the net decrease in deferred tax assets resulting from reorganization adjustments; and (3) $1,270.1 million of tax benefit for the reduction in the valuation allowance on our deferred tax assets; and fresh-start adjustments in the Predecessor period consisting of (4) $297.1 million of tax benefit for the net decrease in deferred tax liabilities resulting from fresh-start adjustments and (5) $285.3 million of tax benefit associated with the release of uncertain tax positions. The remaining tax benefit was attributable to the jurisdictional mix of pretax earnings during the Predecessor period.
The effective tax rate for the six months ended June 25, 2021 (Predecessor) was 16.6%. The tax benefit for the six months ended June 25, 2021 (Predecessor) was primarily impacted by intangible asset amortization as well as by an increase to prepaid taxes and a decrease to uncertain tax positions partially offset by the utilization of loss carryforwards in non-valuation allowance jurisdictions.
The income tax benefit of $49.9 million for the six months ended June 25, 2021 consisted of $39.0 million attributed to the jurisdictional mix of pretax earnings, $6.7 million attributed to separation costs, reorganization items, net, and restructuring charges, $3.3 million attributed to uncertain tax positions, and $0.9 million attributed to the CARES Act.
As a result of the Plan, we recognized CODI on our indebtedness, resulting in the utilization of, and reduction to, certain of our tax losses and tax credits in the U.S. and Luxembourg. The remaining of our U.S. tax losses and credits are expected to be significantly limited under Sections 382 and 383 of the IRC. Additionally, we recognized a U.S. capital loss as a result of the Plan. This capital loss may be carried forward to offset capital gains recognized in the next five years, to the extent it is not reduced by CODI or limited under IRC section 382 or 383. The deferred tax asset associated with the capital loss carryforward is offset by a valuation allowance due to significant uncertainty regarding our ability to utilize the carryforward prior to its expiration. The portion of deferred tax assets associated with the tax losses and credits that are limited under IRC Section 382 or 383, and that have a remote possibility of being utilized, have been written off.
The Plan’s tax effect, and impacts on our tax losses and credits, is expected be finalized when all information is available and could change significantly from the current estimates.

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

Period from June 17, 2022 through July 1, 2022 (Successor) and Period from April 2, 2022 through June 16, 2022 (Predecessor) Compared with Three Months Ended June 25, 2021 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Three Months Ended June 25, 2021	Percentage Change
Specialty Brands	$58.2	$247.7	$305.9	$381.5	(19.8)%
Specialty Generics	26.8	136.0	162.8	164.9	(1.3)
Net sales	$85.0	$383.7	$468.7	$546.4	(14.2)

Specialty Brands. Net sales for the period June 17, 2022 through July 1, 2022 (Successor) were $58.2 million. Net sales for the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor) were $383.7 million and $546.4 million, respectively. Net sales decreased $468.7 million, or 14.2%, for the combined three months ended July 1, 2022, compared to the three months ended June 25, 2021. As previously discussed, the decrease in combined net sales was primarily driven by a $29.8 million, or 19.7%, decrease in Acthar Gel, a $25.6 million, or 24.2%, decrease in INOmax and an $8.6 million, or 12.6% decrease in Therakos.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Three Months Ended June 25, 2021	Percentage Change
U.S.	$55.1	$228.8	$283.9	$356.6	(20.4)%
Europe, Middle East and Africa	2.8	12.6	15.4	18.6	(17.2)
Other	0.3	6.3	6.6	6.3	4.8
Net sales	$58.2	$247.7	$305.9	$381.5	(19.8)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Three Months Ended June 25, 2021	Percentage Change
Acthar Gel	$27.5	$94.2	$121.7	$151.5	(19.7)%
INOmax	13.5	66.8	80.3	105.9	(24.2)
Ofirmev	(0.2)	(0.1)	(0.3)	6.5	(104.6)
Therakos	10.2	49.7	59.9	68.5	(12.6)
Amitiza	5.8	33.8	39.6	44.8	(11.6)
Other	1.4	3.3	4.7	4.3	9.3
Specialty Brands	$58.2	$247.7	$305.9	$381.5	(19.8)

Specialty Generics. Net sales for the period June 17, 2022 through July 1, 2022 (Successor) were $26.8 million. Net sales for the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months ended June 25, 2021 (Predecessor) were $136.0 million and $164.9 million, respectively. Net sales decreased $2.1 million, or 1.3%, for the combined three months ended July 1, 2022, compared to the three months ended June 25, 2021. The decrease in combined net sales was due to an decrease in generics of $6.4 million, or 7.9%, partially offset by an increase in API net sales of $4.3 million, or 5.1%.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Three Month Ended June 25, 2021	Percentage Change
U.S.	$19.6	$105.6	$125.2	$139.5	(10.3)%
Europe, Middle East and Africa	6.6	27.7	34.3	22.1	55.2
Other	0.6	2.7	3.3	3.3	—
Net sales	$26.8	$136.0	$162.8	$164.9	(1.3)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Three Month Ended June 25, 2021	Percentage Change
Opioids	$8.7	$38.8	$47.5	$53.8	(11.7)%
ADHD	1.8	6.8	8.6	7.8	10.3
Addiction treatment	2.5	14.1	16.6	16.0	3.8
Other	0.1	2.0	2.1	3.6	(41.7)
Generics	13.1	61.7	74.8	81.2	(7.9)
Controlled substances	1.7	17.2	18.9	25.6	(26.2)
APAP	11.3	50.2	61.5	51.7	19.0
Other	0.7	6.9	7.6	6.4	18.8
API	13.7	74.3	88.0	83.7	5.1
Specialty Generics	$26.8	$136.0	$162.8	$164.9	(1.3)

Operating Income (Loss)
Operating income by segment and as a percentage of segment net sales for the period June 17, 2022 through July 1, 2022 (Successor), the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months June 25, 2021 (Predecessor) is shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Three Months Ended June 25, 2021
Specialty Brands (1)	$4.5	$102.4	$106.9	$186.6
Specialty Generics (2)	0.3	30.9	31.2	26.9
Segment operating income	4.8	133.3	138.1	213.5
Unallocated amounts:
Corporate and unallocated expenses (3)	(0.9)	(15.4)	(16.3)	(25.7)
Depreciation and amortization	(48.4)	(144.6)	(193.0)	(168.1)
Share-based compensation	—	(0.5)	(0.5)	(2.4)
Restructuring charges, net	(1.1)	(2.8)	(3.9)	(6.1)
Separation costs (4)	(9.2)	(7.0)	(16.2)	(0.3)
Total operating (loss) income	$(54.8)	$(37.0)	$(91.8)	$10.9
(1)Includes $21.3 million of inventory fair-value step-up expense during the period from June 17, 2022 through July 1, 2022.
(2)Includes $2.8 million of inventory fair-value step-up expense and $2.4 million of fresh-start inventory-related expense during the period from June 17, 2022 through July 1, 2022 resulting from the Company's change in accounting estimate as disclosed in Note 1 of the notes to the unaudited condensed consolidated financial statements.
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(4)Represents costs included in SG&A, primarily related to expenses incurred related to the Predecessor directors and officers' policies and severance for the former CEO of the Predecessor, in addition to professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence.
Specialty Brands. Operating income for the period June 17, 2022 through July 1, 2022 (Successor) was $4.5 million. Operating income for the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months June 25, 2021 (Predecessor) was $102.4 million and $186.6 million, respectively. Operating income decreased $79.7 million, or 42.7%, for the combined three months ended July 1, 2022 when compared to the three months ended June 25, 2021. Operating margin decreased to 34.9% for the combined three months ended July 1, 2022, compared with 48.9% for the three months ended June 25, 2021. These decreases were primarily driven by a $75.7 million decrease to combined net sales as discussed above, coupled with $21.3 million of inventory fair-value step-up expense during the period June 17, 2022 through July 1, 2022 (Successor), resulting in a $92.0 million decrease in combined gross profit. Additionally, combined SG&A expense increased by $3.0 million driven primarily by increased foreign currency remeasurement losses. These decreases were partially offset by a decrease of $15.2 million in combined R&D expense due to continued cost containment initiatives.
Specialty Generics. Operating income for the period June 17, 2022 through July 1, 2022 (Successor) was $0.3 million. Operating income for the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months June 25, 2021 (Predecessor) was $30.9 million and $26.9 million, respectively. Operating income increased $4.3 million, or 16.0%, for the combined three months ended

July 1, 2022 compared to the three months ended June 25, 2021. Operating margin increased to 19.2% for the combined three months ended July 1, 2022, compared with 16.3% for the three months ended June 25, 2021. These increases were primarily attributable to an increase in combined gross profit of $3.3 million, or 6.0% driven by continued cost initiatives and lower employee compensation costs partially offset by $2.8 million in inventory fair-value step-up expense during the period June 17, 2022 through July 1, 2022 (Successor).
Corporate and unallocated expenses. Corporate and unallocated expenses were $0.9 million, $15.4 million and $25.7 million for the period June 17, 2022 through July 1, 2022 (Successor), the period April 2, 2022 through June 16, 2022 (Predecessor) and the three months June 25, 2021 (Predecessor), respectively. Corporate and unallocated expenses decreased by $9.4 million for the combined three months ended July 1, 2022 compared to the three months ended June 25, 2021. The three months ended June 25, 2021 included a $5.3 million charge related to the change in the fair value of our contingent consideration liabilities. The remaining decrease was primarily driven by continued cost containment initiatives and lower employee compensation costs.

Period from June 17, 2022 through July 1, 2022 and Period from January 1, 2022 through June 16, 2022 Compared with Six Months Ended June 25, 2021
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Six Months Ended June 25, 2021	Percentage Change
Specialty Brands	$58.2	$587.1	$645.3	$789.9	(18.3)%
Specialty Generics	26.8	287.5	314.3	314.5	(0.1)
Net sales	$85.0	$874.6	$959.6	$1,104.4	(13.1)

Specialty Brands. Net sales for the period June 17, 2022 through July 1, 2022 (Successor) were $58.2 million. Net sales for the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months ended June 25, 2021 (Predecessor) were $587.1 million and $789.9 million, respectively. Net sales decreased $144.6 million, or 18.3%, for the combined six months ended July 1, 2022, compared to the six months ended June 25, 2021. The decrease in combined net sales was primarily driven by a $60.6 million decrease in INOmax, a decrease of $31.1 million, or 11.1%, in Acthar Gel, a decrease of $18.9 million, or 17.8%, in Amitiza, a decrease of $17.0 million, or 88.1%, in Ofirmev and a decrease of $15.5 million, or 11.5%, in Therakos.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Six Months Ended June 25, 2021	Percentage Change
U.S.	$55.1	$547.1	$602.2	$741.3	(18.8)%
Europe, Middle East and Africa	2.8	29.2	32.0	37.3	(14.2)
Other	0.3	10.8	11.1	11.3	(1.8)
Net sales	$58.2	$587.1	$645.3	$789.9	(18.3)

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Six Months Ended June 25, 2021	Percentage Change
Acthar Gel	$27.5	$221.9	$249.4	$280.5	(11.1)%
INOmax	13.5	165.8	179.3	239.9	(25.3)
Ofirmev	(0.2)	2.5	2.3	19.3	(88.1)
Therakos	10.2	109.6	119.8	135.3	(11.5)
Amitiza	5.8	81.5	87.3	106.2	(17.8)
Other	1.4	5.8	7.2	8.7	(17.2)
Specialty Brands	$58.2	$587.1	$645.3	$789.9	(18.3)

Specialty Generics. Net sales for the period June 17, 2022 through July 1, 2022 (Successor) were $26.8 million. Net sales for the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months ended June 25, 2021 (Predecessor) were $287.5 million and $314.5 million, respectively. Net sales decreased $0.2 million, or 0.1%, for the combined six months ended July 1, 2022, compared to the six months ended June 25, 2021. The decrease in combined net sales was primarily driven by a decrease in generics of $8.1 million partially offset by an increase in API of $7.9 million.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Six Months Ended June 25, 2021	Percentage Change
U.S.	$19.6	$237.1	$256.7	$264.9	(3.1)%
Europe, Middle East and Africa	6.6	44.4	51.0	43.2	18.1
Other	0.6	6.0	6.6	6.4	3.1
Net sales	$26.8	$287.5	$314.3	$314.5	(0.1)

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Six Months Ended June 25, 2021	Percentage Change
Opioids	$8.7	$88.8	$97.5	$108.7	(10.3)%
ADHD	1.8	17.5	19.3	16.1	19.9
Addiction treatment	2.5	30.0	32.5	32.3	0.6
Other	0.1	4.9	5.0	5.3	(5.7)
Generics	13.1	141.2	154.3	162.4	(5.0)
Controlled substances	1.7	37.6	39.3	43.0	(8.6)
APAP	11.3	96.5	107.8	97.2	10.9
Other	0.7	12.2	12.9	11.9	8.4
API	13.7	146.3	160.0	152.1	5.2
Specialty Generics	$26.8	$287.5	$314.3	$314.5	(0.1)

Operating Loss
Operating income by segment and as a percentage of segment net sales for the period June 17, 2022 through July 1, 2022 (Successor), the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months June 25, 2021 (Predecessor) is shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Six Months Ended June 25, 2021
Specialty Brands (1)	$4.5	$267.2	$271.7	$398.7
Specialty Generics (2)	0.3	65.3	65.6	58.6
Segment operating income	4.8	332.5	337.3	457.3
Unallocated amounts:
Corporate and unallocated expenses (3)	(0.9)	(48.2)	(49.1)	(48.3)
Depreciation and amortization	(48.4)	(321.8)	(370.2)	(337.7)
Share-based compensation	—	(1.7)	(1.7)	(6.0)
Restructuring charges, net	(1.1)	(9.6)	(10.7)	(6.5)
Non-restructuring impairment charges	—	—	—	(64.5)
Separation costs (4)	(9.2)	(9.0)	(18.2)	(0.9)
Total operating loss	$(54.8)	$(57.8)	$(112.6)	$(6.6)
(1)Includes $21.3 million of inventory fair-value step-up expense during the period from June 17, 2022 through July 1, 2022.
(2)Includes $2.8 million of inventory fair-value step-up expense and $2.4 million of fresh-start inventory-related expense during the period from June 17, 2022 through July 1, 2022 resulting from the Company's change in accounting estimate as disclosed in Note 1 of the notes to the unaudited condensed consolidated financial statements.
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to our reportable segments.
(4)Represents costs included in SG&A, primarily related to expenses incurred related to the Predecessor directors and officers' policies and severance for the former CEO of the Predecessor, in addition to professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence.
Specialty Brands. Operating income for the period June 17, 2022 through July 1, 2022 (Successor) was $4.5 million. Operating income for the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months June 25, 2021 (Predecessor) was $267.2 million and $398.7 million, respectively. Operating income decreased $127.0 million, or 31.9%, for the combined six months ended July 1, 2022 when compared to the six months ended June 25, 2021. Operating margin decreased to 42.1% for the combined six months ended July 1, 2022 from 50.5% for the six months ended June 25, 2021. These decreases in operating income and margin were primarily driven by the $144.6 million, or 18.3%, decrease in combined net sales and a change in product mix over the same period, coupled with $21.3 million of inventory fair-value step-up expense during the period June 17, 2022 through July 1, 2022 (Successor), which resulted in a $150.9 million decrease in combined gross profit. Additionally combined SG&A expense increased $13.7 million primarily driven by a foreign currency remeasurement loss of $13.9 million during the combined six months ended July 1, 2022 compared to a loss of $9.1 million during the six months ended June 25, 2021. Partially offsetting the decrease in operating income and serving to increase operating margin was a $37.6 million, or 39.6%, decrease in combined R&D expenses driven by continued cost containment initiatives and lower employee compensation costs.
Specialty Generics. Operating income for the period June 17, 2022 through July 1, 2022 (Successor) was $0.3 million. Operating income for the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months June 25, 2021 (Predecessor) was $65.3 million and $58.6 million, respectively. Operating income increased $7.0 million, or 11.9%, for the combined six months ended July 1, 2022 when compared to the six months ended June 25, 2021. Operating margin increased to 20.9% for the combined six months ended July 1, 2022, compared with 18.6% for the six months ended June 25, 2021. The increase in combined operating income and operating margin was primarily attributable to a $7.7 million decrease in combined R&D expense driven by continued cost containment initiatives and lower employee compensation costs, coupled with an increase to combined gross profit of $2.7 million and decrease in combined SG&A expense of $2.0 million.
Corporate and unallocated expenses. Corporate and unallocated expenses were $0.9 million, $48.2 million and $48.3 million for the period June 17, 2022 through July 1, 2022 (Successor), the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months June 25, 2021 (Predecessor), respectively. Corporate and unallocated expenses increased by $0.8 million for the combined six months ended July 1, 2022 compared to the six months ended June 25, 2021. The six months ended June 25, 2021 included a $5.5 million charge related to the change in the fair value of our contingent consideration liabilities. The remaining increase was primarily driven by an increase in combined SG&A expense driven by an $11.1 million increase to certain of our environmental liabilities during the period January 1, 2022 through June 16, 2022 (Predecessor), partially offset by continued cost containment initiatives and lower employee compensation costs.

Liquidity and Capital Resources.
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions, capital expenditures, cash paid in connection with legal settlements (refer to Note 2 to the notes to the unaudited condensed consolidated financial statements), acquisitions and licensing agreements and cash received as a result of our divestitures. We have historically generated and expect to continue to generate positive cash flows from operations. Our ability to fund our capital needs is impacted by our ongoing ability to generate cash from operations and access to capital markets.
Pursuant to the Plan, we will make payments of $200.0 million and $16.5 million, inclusive of interest, related to our opioid and Acthar Gel-related settlements upon the one year anniversary of the Effective Date. Additionally, we expect to receive CARES Act tax refunds totaling $135.9 million, excluding related interest, during the second half of fiscal 2022.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Successor	Predecessor
	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Six Months Ended June 25, 2021
Net cash from:
Operating activities	$(15.5)	$(642.3)	$324.0
Investing activities	61.3	(33.0)	(13.2)
Financing activities	(1.7)	(278.7)	(123.5)
Effect of currency exchange rate changes on cash and cash equivalents	(0.2)	(3.9)	0.3
Net increase (decrease) in cash, cash equivalents and restricted cash	$43.9	$(957.9)	$187.6

Operating Activities
Net cash used in operating activities of $15.5 million for the period June 17, 2022 through July 1, 2022 (Successor) was attributable to a net loss of $63.7 million, adjusted for non-cash items of $43.6 million, driven by depreciation and amortization of $48.4 million, offset with $4.6 million inflow from net changes in working capital. The change in working capital was primarily driven by a $24.6 million decrease in inventory primarily driven by the fair-value step-up expense of $24.1 million and a $17.0 million decrease in accounts receivable primarily due to lower net sales, offset by a $11.7 million net cash outflow related to a decrease in accounts payable coupled with an $21.2 million net cash outflow in other working capital driven by an increase in prepaid expenses.
Net cash used in operating activities of $642.3 million for the period January 1, 2022 through June 16, 2022 (Predecessor) was attributable to a net loss of $313.1 million, adjusted for non-cash items of $311.2 million, driven by non-cash reorganization items of $425.4 million and depreciation and amortization of $321.8 million, partially offset by a $473.0 million change in net deferred tax assets coupled with cash used in working capital of $640.4 million. The change in working capital was primarily driven by a $629.0 million cash outflow related to the payment of claims as a result of the Plan coupled with a $2.5 million net cash outflow related to a decrease in other working capital, a $26.9 million outflow in income taxes primarily driven by a decrease in income taxes payable and a $33.2 million increase in inventory, partially offset by a $49.8 million decrease in accounts receivable primarily due to lower net sales.
Net cash provided by operating activities of $324.0 million for the six months ended June 25, 2021 was attributable to a net loss of $249.7 million, adjusted for non-cash items of $395.1 million driven by depreciation and amortization of $337.6 million and a non-cash impairment charge of $64.5 million. This net loss was also offset by cash provided from net investment in working capital of $178.6 million, which was primarily driven by an $89.0 million decrease in accounts receivable, an $86.6 million net cash inflow related to other assets and liabilities primarily driven by an increase in accrued professional fees and a $22.8 million decrease in net tax receivables driven by the receipt of CARES Act income tax refunds, partially offset by an increase in prepaid income taxes. These inflows were partially offset by a $14.3 million increase in inventory.

Investing Activities
Net cash provided by investing activities was $61.3 million for the period June 17, 2022 through July 1, 2022 (Successor) primarily driven by the sale of our PRV for $100.0 million in which we received from the buyer $65.0 million and the buyer remitted $35.0 million to the General Unsecured Claims Trustee pursuant to the terms of (i) the Plan, and (ii) that certain General Unsecured Claims Trust Agreement entered into in connection with the Plan as previously discussed.

Net cash used in investing activities was $33.0 million for the period January 1, 2022 through June 16, 2022 (Predecessor), primarily driven by $33.4 million in capital expenditures.
Net cash used in investing activities was $13.2 million for the three months ended June 25, 2021 (Predecessor) primarily attributable to $29.2 million in capital expenditures partially offset by $16.5 million in proceeds received related to the sale of a portion of our Hemostasis business in fiscal 2018.
Under our term loan credit agreement and our notes, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loans and offer to repurchase certain of our notes.

Financing Activities
Net cash used in financing activities was $1.7 million for the period June 17, 2022 through July 1, 2022 (Successor) driven entirely by debt repayments.
Net cash used in financing activities was $278.7 million for the period January 1, 2022 through June 16, 2022 (Predecessor) which was inclusive of our repayment of debt of $904.6 million primarily driven by the repayment of our Predecessor revolving credit facility of $900.0 million as well as $24.1 million of debt issuance costs, partially offset by $650.0 million in proceeds from the 11.50% first lien secured notes due December 2028.
Net cash used in financing activities was $123.5 million for the six months ended June 25, 2021 driven entirely by debt repayments, which included a $114.0 million mandatory prepayment on our senior secured term loans.

Commitments and Contingencies
Legal Proceedings
See Note 13 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of July 1, 2022.

Guarantees
In disposing of assets or businesses, we have from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that the ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. These representations, warranties and indemnities are discussed in Note 12 of the notes to the unaudited condensed consolidated financial statements.

Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.
We believe that our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Refer to Note 1 of the notes to the unaudited condensed consolidated financial statements for the changes to the underlying accounting assumptions and estimates used in the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our CEO and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended July 1, 2022 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 13 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of July 1, 2022.

Item 1A.	Risk Factors.
Except for the risk factors included below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022.

We recently emerged from bankruptcy, which could adversely affect our business and relationships.
Our having filed for bankruptcy, notwithstanding our recent emergence from the resulting bankruptcy proceedings, could adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers. Due to uncertainties, many risks exist, including the following:
•the ability to attract, motivate, and/or retain key executives and employees may be adversely affected;
•employees may be more easily attracted to other employment opportunities;
•competitors may take business away from us, and our ability to retain customers may be negatively impacted; and
•suppliers may not be willing to do business with us at all or on acceptable terms.
The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court or otherwise made public in the course of the Chapter 11 Cases.
In connection with the disclosure statement we filed with the Bankruptcy Court and the hearing to consider confirmation of our Plan (as well as in certain other filings), we prepared projected financial information for various reasons, including to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from Chapter 11. Those projections were prepared solely for the purposes stated therein and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on those projections.

Our historical financial statements will not be comparable to the information contained in our financial statements after the application of fresh-start accounting.
Upon emergence from bankruptcy, we qualified for and adopted fresh-start accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 852, Reorganizations, which on the Effective Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh-start reporting date. Fresh-start accounting requires that new fair values be established for our assets, liabilities, and equity as of the Effective Date. The Effective Date fair values of the Successor’s assets and liabilities may differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the financial statements for the period after June 16, 2022 will not be comparable with the financial statements prior to and including June 16, 2022. Our unaudited condensed consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date and may be different from historical trends. This will make it difficult for shareholders to assess our performance in relation to prior periods. See Note 3 “Fresh-Start Accounting” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for additional information.

Upon our emergence from bankruptcy, our Board of Directors was changed and may implement changes in our business strategy that could affect the scope and results of our operations.
Our corporate business strategy is subject to continued development, evaluation and implementation by our management and Board of Directors. Pursuant to the Plan, the composition of our Board of Directors changed significantly upon our emergence from bankruptcy. Our Board of Directors is now made up of seven directors, with a new non-executive Chairman of the Board, all of whom have not previously served on our Board of Directors. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board of Directors of the Company prior to our emergence from bankruptcy and, thus, may have different views on the issues that will determine our future, including our strategic plans and priorities. The Board of Directors may determine, from time to time, to implement changes in our business strategy which may affect our operations and the future strategy and plans of the Company and differ materially from those of the past. There is, however, no guarantee that the strategic initiatives and plans, whether current or future, of the Board of Directors will be implemented in a timely manner or at all and, consequently, there is no guarantee that the operational and financial objectives of the Board of Directors will be achieved in a timely manner or at all.

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.
The success of our business depends on key personnel. The ability to attract and retain these key personnel may be affected by our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. Any potential delays in adopting our management incentive plan and other executive benefits and compensation may make it difficult to retain key personnel and we may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

The United States could treat Mallinckrodt plc (parent corporation) as a US taxpayer under IRC Section 7874.
Following the emergence from bankruptcy, Mallinckrodt plc continues to be an Irish tax resident. The IRS may, however, assert that Mallinckrodt plc should be treated as a U.S. corporation for U.S. federal income tax purposes pursuant to IRC Section 7874. For U.S. federal income tax purposes, a corporation is generally considered to be tax resident in the jurisdiction of its organization or incorporation. Because Mallinckrodt plc is an Irish incorporated entity, it would generally be classified as a foreign corporation under these rules. IRC Section 7874 provides an exception to this general rule under which a foreign corporation may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes if the following requirements are met: (i) the foreign corporation completes the direct or indirect acquisition of substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring the outstanding shares of the U.S. corporation), (ii) the former shareholders of the acquired U.S. corporation hold at least 80% (or 60% in certain circumstances) of the shares of the foreign acquiring corporation, and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of organization or incorporation compared to the expanded affiliated group’s worldwide activities. Although it is not free from doubt, we believe that after implementation of the plan of reorganization, Mallinckrodt plc should not be treated as acquiring directly or indirectly substantially all of the properties of a U.S. corporation and, as a result, Mallinckrodt plc is not expected to be treated as a U.S. corporation or otherwise subject to the adverse tax consequences of IRC Section 7874. The law and the Treasury Regulations promulgated under IRC Section 7874 are, however, unclear and there can be no assurance that the IRS will agree with this conclusion. If it is determined that IRC Section 7874 is applicable, Mallinckrodt plc would be treated as a U.S. corporation for U.S. federal income tax purposes which could result in additional adverse tax consequences. In addition, although Mallinckrodt plc would be treated as a U.S. corporation for U.S. federal income tax purposes, it would also be considered an Irish tax resident for Irish tax and other non-U.S. tax purposes.

The IRS may interpret Section 382 limitation and cancellation of indebtedness income (“CODI”) attribution rules differently.
In general, Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses ("BILs"), against future taxable income in the event of a change in ownership. Emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of Section 382. Any discharge of our external or internal debt obligations as a result of the Chapter 11 filing for an amount less than the adjusted issue price may give rise to CODI, which must either be included in our taxable income or result in a reduction to our tax attributes. U.S. tax attributes subject to reduction include: (i) net operating losses ("NOL(s)") and NOL carryforwards; (ii) credit carryforwards (iii) capital losses and capital loss carryforwards; and (iv) the tax basis of the Company's depreciable, amortizable and other assets. The amount of the Company's post ownership change annual U.S. taxable income that can be offset by the pre-ownership change U.S. NOLs and BILs generally cannot exceed an amount equal to the product of (a) the applicable federal long-term tax exempt rate in effect on the date of the ownership change and (b) the value of the Company's U.S. affiliate stock immediately prior to implementation of the Plan (the “Annual Limitation”). The Annual Limitation may also be increased or decreased during the first five years post ownership change for certain realized built-in-gains or realized BILs, respectively. The Company’s interpretation of the impact of the IRC’s limitations on the utilization of tax attributes after the ownership change caused by the emergence from bankruptcy may differ from the IRS’ interpretation. Any additional limitations on our ability to prospectively use these tax attributes may have an adverse effect on the Company's prospective cash flow.

An active trading market for our ordinary shares may not develop and the price and trading volume of our ordinary shares may fluctuate significantly.
The delisting of our ordinary shares from the New York Stock Exchange, and subsequent cancellation of our ordinary shares and issuance of new ordinary shares in connection with our emergence from bankruptcy, has resulted in reduced liquidity for investors seeking to buy or sell our ordinary shares. Our ordinary shares are currently quoted on the OTC Pink Current market, which may have an unfavorable impact on our share price and liquidity. The OTC Pink Current market is a significantly more limited market than a national exchange. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become, and there can be no assurance that there will be an active trading market for our ordinary shares, either now or in the future. In addition, no assurances can be given regarding when, and if, we will resume our listing on a national exchange, including whether or not we will be able to meet applicable listing standards for any such exchange. If an active trading market does not develop, holders of our shares may have difficulty selling any of our ordinary shares that may now be owned or may be purchased later. In addition, until we are able resume our listing on a national exchange, the number of investors willing to hold or acquire our ordinary shares may be reduced, the trading price of our ordinary shares may be depressed, we may receive decreased news and analyst coverage and we may be limited in our ability to issue additional securities or obtain additional financing in the future on terms acceptable to us, or at all.
Even if an active trading market develops for our ordinary shares, the market price of our ordinary shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our ordinary shares may fluctuate and cause significant price variations to occur. Volatility in the market price or trading volume of our ordinary shares may prevent investors from being able to sell shares at or above the price they paid to acquire their ordinary shares, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares during the three months ended July 1, 2022. The repurchase activity presented below is limited to deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations as there were no market repurchases during the three months ended July 1, 2022.
On March 1, 2017, the Company's Board of Directors authorized a $1.0 billion share repurchase program (the "March 2017 Program"). The March 2017 Program has no expiration date.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs (in millions)
April 2, 2022 to April 29, 2022 (Predecessor)	24,803	$0.11	—	$564.2
April 30, 2022 to June 3, 2022 (Predecessor)	1,597	0.10	—	564.2
June 4, 2022 to June 16, 2022 (Predecessor)	—	—	—	564.2
April 2, 2022 to June 16, 2022	26,400	0.11

June 17, 2022 to July 1, 2022 (Successor)	—	—	—	—

Item 5.	Other Information.
2022 Annual Meeting of Shareholders
The Company expects that its 2022 Annual General Meeting (the “2022 AGM”) will be held on Thursday, September 29, 2022.
Shareholders of Mallinckrodt who wish to have a proposal considered for inclusion in Mallinckrodt’s proxy materials for the 2022 AGM pursuant to Rule 14a-8 under the Exchange Act, must ensure that their proposal is received by the Company Secretary at Mallinckrodt plc, College Business & Technology Park, Cruiserath, Blanchardstown, Dublin 15, Ireland, by the close of business on Thursday, August 18, 2022. To be included in the Company’s proxy materials, pursuant to Rule 14a-8, the proposal must be a proper subject for shareholder action under Irish law and otherwise comply with the requirements of Rule 14a-8, including as to eligibility, form and substance.

Item 6.	Exhibits.

Exhibit Number	Exhibit

2.1
Modified Fourth Amended Joint Plan of Reorganization (with Technical Modifications) of Mallinckrodt Plc and Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, filed June 21, 2022 (incorporated by reference to Exhibit 2.1 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

2.2
Amended Proposals for a Scheme of Arrangement Between Mallinckrodt Public Limited Company and Its Members and Creditors (included as Schedule 1 to the Order of the High Court of Ireland, dated as of April 27, 2022) (incorporated by reference to Exhibit 2.2 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on May 3, 2022).

3.1	Memorandum and Articles of Association (Adopted on June 16, 2022) (incorporated by reference to Exhibit 3.1 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
4.1	Warrant Agreement, dated June 16, 2022 (incorporated by reference to Exhibit 4.1 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
4.2
11.500% First Lien Senior Secured Notes due 2028 Indenture, dated June 16, 2022 (incorporated by reference to Exhibit 4.2 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

4.3
Form of 11.500% First Lien Senior Secured Note due 2028 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

4.4	Supplemental Indenture No. 4, dated June 16, 2022 (incorporated by reference to Exhibit 4.4 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
4.5
10.000% Second Lien Senior Secured Notes due 2025 Indenture, dated June 16, 2022 (incorporated by reference to Exhibit 4.5 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

4.6
Form of 10.000% Second Lien Senior Secured Notes due 2025 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

4.7
10.000% Second Lien Senior Secured Notes due 2029 Indenture, dated June 16, 2022 (incorporated by reference to Exhibit 4.7 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

4.8
Form of 10.000% Second Lien Senior Secured Notes due 2029 (included in Exhibit 4.7) (incorporated by reference to Exhibit 4.7 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

10.1	Opioid Deferred Cash Payments Agreement, dated June 16, 2022. (incorporated by reference to Exhibit 10.1 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
10.2	Registration Rights Agreement, dated June 16, 2022 (incorporated by reference to Exhibit 10.4 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
10.3	Credit Agreement, dated June 16, 2022 (incorporated by reference to Exhibit 10.5 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
10.4	Note Purchase Agreement, dated June 15, 2022 (incorporated by reference to Exhibit 10.6 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
10.5	Receivables Financing Credit Agreement, dated June 16, 2022 (incorporated by reference to Exhibit 10.7 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
10.6	Purchase and Sale Agreement, dated June 16, 2022 (incorporated by reference to Exhibit 10.8 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
10.7
Separation of Employment Agreement and General Release, by and between Mark Trudeau and ST Shared Services LLC, dated June 16, 2022 (incorporated by reference to Exhibit 10.9 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

10.8
Employment Agreement, by and between Mallinckrodt plc and Sigurdur Olafsson, dated June 16, 2022 (incorporated by reference to Exhibit 10.10 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

10.9	Letter Agreement, by and between Hugh O’Neill and Mallinckrodt plc (incorporated by reference to Exhibit 10.11 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
10.10	Letter Agreement, by and between Steven Romano and Mallinckrodt plc (incorporated by reference to Exhibit 10.12 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
10.11	Mallinckrodt Pharmaceuticals 2022 Stock and Incentive Plan (incorporated by reference to Exhibit 10.13 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
10.12
Form of Deed of Indemnification by and between Mallinckrodt plc and Directors and Secretary (incorporated by reference to Exhibit 10.14 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

10.13
Form of Deed of Indemnification by and between Mallinckrodt plc and Officers (incorporated by reference to Exhibit 10.15 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

10.14
Form of Indemnification Agreement by and between Sucampo Pharmaceuticals, Inc. and Directors and Secretary (incorporated by reference to Exhibit 10.16 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

10.15*
Asset Purchase Agreement by and between Novartis Pharma AG and Stratatech Corporation dated June 30, 2022 (incorporated by reference to Exhibit 10.1 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on June 30, 2022).

10.16	Form of Mallinckrodt Pharmaceuticals 2022 Stock and Incentive Plan Terms and Conditions of Restricted Unit Award to Non-Employee Director.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive Data File (Form 10-Q for the quarterly period ended July 1, 2022 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules (or similar attachments) have been omitted. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule (or similar attachment) upon request by the SEC. Pursuant to Item 601(a)(6) of Regulation S-K, certain personally identifiable information contained in this document, marked by brackets as [***] has been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PLC

By:	/s/ Bryan M. Reasons
Bryan M. Reasons Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Date: August 11, 2022