Form 10-Q
period 2022-09-30
Mallinckrodt plc
filed 2022-11-08
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Telephone: +353 1 696 0000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
Ordinary shares, par value $0.01 per share	MNK	NYSE American LLC

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 4, 2022, the registrant had 13,170,932 ordinary shares outstanding at $0.01 par value.

MALLINCKRODT PLC
INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 (Successor), the period from June 17, 2022 through September 30, 2022 (Successor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the three and nine months ended September 24, 2021 (Predecessor).	2
	Condensed Consolidated Statements of Comprehensive Operations for the three months ended September 30, 2022 (Successor), the period from June 17, 2022 through September 30, 2022 (Successor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the three and nine months ended September 24, 2021 (Predecessor).	4
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Successor) and December 31, 2021 (Predecessor).	5
	Condensed Consolidated Statements of Cash Flows for the period from June 17, 2022 through September 30, 2022 (Successor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the nine months ended September 24, 2021 (Predecessor).	6
	Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2022 (Successor), the period from June 17, 2022 through September 30, 2022 (Successor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the three and nine months ended September 24, 2021 (Predecessor).	7
	Notes to Condensed Consolidated Financial Statements.	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	60
Item 4.	Controls and Procedures.	60

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	62
Item 1A.	Risk Factors.	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	64
Item 6.	Exhibits.	66

SIGNATURES		67

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Net sales	$465.4	$507.2
Cost of sales	449.9	319.2
Gross profit	15.5	188.0
Selling, general and administrative expenses	129.2	127.3
Research and development expenses	28.3	47.3
Restructuring charges, net	2.2	11.0
Opioid-related litigation settlement loss	—	125.0
Operating loss	(144.2)	(122.6)
Interest expense	(148.0)	(48.7)
Interest income	1.3	—
Other expense, net	(5.1)	(3.5)
Reorganization items, net	(14.2)	(126.2)
Loss from continuing operations before income taxes	(310.2)	(301.0)
Income tax benefit	(24.9)	(32.0)
Loss from continuing operations	(285.3)	(269.0)
Income from discontinued operations, net of income taxes	0.4	5.3
Net loss	$(284.9)	$(263.7)

Basic (loss) income per share (Note 7):
Loss from continuing operations	$(21.61)	$(3.18)
Income from discontinued operations	0.03	0.06
Net loss	$(21.58)	$(3.11)
Basic weighted-average shares outstanding	13.2	84.7

Diluted (loss) income per share (Note 7):
Loss from continuing operations	$(21.61)	$(3.18)
Income from discontinued operations	0.03	0.06
Net loss	$(21.58)	$(3.11)
Diluted weighted-average shares outstanding	13.2	84.7

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(unaudited, in millions, except per share data)

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Net sales	$550.4	$874.6	$1,611.6
Cost of sales	552.1	582.0	958.4
Gross (loss) profit	(1.7)	292.6	653.2
Selling, general and administrative expenses	159.5	275.3	408.3
Research and development expenses	34.5	65.5	166.3
Restructuring charges, net	3.3	9.6	17.5
Non-restructuring impairment charges	—	—	64.5
Losses on divestiture	—	—	0.8
Opioid-related litigation settlement loss	—	—	125.0
Operating loss	(199.0)	(57.8)	(129.2)
Interest expense	(169.1)	(108.6)	(160.7)
Interest income	1.4	0.6	1.9
Other income (expense), net	0.8	(14.6)	15.9
Reorganization items, net	(17.7)	(630.9)	(329.2)
Loss from continuing operations before income taxes	(383.6)	(811.3)	(601.3)
Income tax benefit	(34.6)	(497.3)	(81.9)
Loss from continuing operations	(349.0)	(314.0)	(519.4)
Income from discontinued operations, net of income taxes	0.4	0.9	6.0
Net loss	$(348.6)	$(313.1)	$(513.4)

Basic (loss) income per share (Note 7):
Loss from continuing operations	$(26.44)	$(3.70)	$(6.13)
Income from discontinued operations	0.03	0.01	0.07
Net loss	$(26.41)	$(3.69)	$(6.06)
Basic weighted-average shares outstanding	13.2	84.8	84.7

Diluted (loss) income per share (Note 7):
Loss from continuing operations	$(26.44)	$(3.70)	$(6.13)
Income from discontinued operations	0.03	0.01	0.07
Net loss	$(26.41)	$(3.69)	$(6.06)
Diluted weighted-average shares outstanding	13.2	84.8	84.7

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited, in millions)

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Net loss	$(284.9)	$(263.7)
Other comprehensive loss, net of tax:
Currency translation adjustments	(4.4)	(1.1)
Benefit plans, net of tax	(0.3)	(0.2)
Total other comprehensive loss, net of tax	(4.7)	(1.3)
Comprehensive loss	$(289.6)	$(265.0)

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Net loss	$(348.6)	$(313.1)	$(513.4)
Other comprehensive loss, net of tax:
Currency translation adjustments	(6.1)	(1.5)	(0.3)
Benefit plans, net of tax	(0.3)	—	(0.6)
Total other comprehensive loss, net of tax	(6.4)	(1.5)	(0.9)
Comprehensive loss	$(355.0)	$(314.6)	$(514.3)

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	Successor	Predecessor
	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$391.2	$1,345.0
Accounts receivable, less allowance for doubtful accounts of $6.0 and $4.7	377.0	439.1
Inventories	1,071.6	347.2
Prepaid expenses and other current assets	321.4	178.3
Current assets held for sale	7.2	—
Total current assets	2,168.4	2,309.6
Property, plant and equipment, net	448.3	776.0
Intangible assets, net	2,980.4	5,448.4
Deferred income taxes	464.2	—
Other assets	196.1	382.3
Total Assets	$6,257.4	$8,916.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$44.1	$1,388.9
Accounts payable	89.1	123.0
Accrued payroll and payroll-related costs	40.7	84.6
Accrued interest	71.1	17.0
Acthar Gel-Related Settlement	16.5	—
Opioid-Related Litigation Settlement liability	200.0	—
Accrued and other current liabilities	317.6	328.7
Total current liabilities	779.1	1,942.2
Long-term debt	3,034.3	—
Acthar Gel-Related Settlement	69.2	—
Opioid-Related Litigation Settlement liability	342.8	—
Pension and postretirement benefits	53.6	30.1
Environmental liabilities	36.4	43.0
Deferred income taxes	1.5	20.9
Other income tax liabilities	14.4	83.2
Other liabilities	77.0	85.8
Liabilities subject to compromise	—	6,397.7
Total Liabilities	4,408.3	8,602.9
Shareholders' Equity:
Predecessor preferred shares, $0.20 par value, 500,000,000 authorized; none issued and outstanding	—	—
Successor preferred shares, $0.01 par value, 500,000,000 authorized; none issued and outstanding	—	—
Predecessor ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Successor ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Predecessor ordinary shares, $0.20 par value, 500,000,000 authorized; 94,296,235 issued; 84,726,590 outstanding	—	18.9
Successor ordinary shares, $0.01 par value, 500,000,000 authorized; 13,170,932 issued and outstanding	0.1	—
Predecessor ordinary shares held in treasury at cost, none and 9,569,645	—	(1,616.1)
Additional paid-in capital	2,204.0	5,597.8
Accumulated other comprehensive loss	(6.4)	(8.3)
Retained deficit	(348.6)	(3,678.9)
Total Shareholders' Equity	1,849.1	313.4
Total Liabilities and Shareholders' Equity	$6,257.4	$8,916.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Cash Flows From Operating Activities:
Net loss	$(348.6)	$(313.1)	$(513.4)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	196.9	321.8	506.1
Share-based compensation	0.5	1.7	8.4
Deferred income taxes	(10.8)	(473.0)	(19.1)
Non-cash impairment charges	—	—	64.5
Losses on divestiture	—	—	0.8
Reorganization items, net	—	425.4	22.5
Non-cash accretion expense	72.3	—	—
Other non-cash items	5.7	35.3	(6.0)
Changes in assets and liabilities:
Accounts receivable, net	9.2	49.8	105.7
Inventories	150.9	(33.2)	(30.9)
Accounts payable	(11.6)	(3.6)	14.7
Income taxes	(27.8)	(26.9)	92.5
Opioid-Related Litigation Settlement liability	—	—	125.0
Acthar Gel-Related Settlement	—	—	(4.8)
Payments of claims	—	(629.0)	—
Other	(17.4)	2.5	40.4
Net cash from operating activities	19.3	(642.3)	406.4
Cash Flows From Investing Activities:
Capital expenditures	(15.6)	(33.4)	(39.2)
Proceeds from divestitures, net of cash	65.0	—	15.7
Other	0.2	0.4	1.4
Net cash from investing activities	49.6	(33.0)	(22.1)
Cash Flows From Financing Activities:
Issuance of external debt	—	650.0	—
Repayment of external debt	(17.3)	(904.6)	(128.2)
Debt financing costs	—	(24.1)	—
Net cash from financing activities	(17.3)	(278.7)	(128.2)
Effect of currency rate changes on cash	(3.7)	(3.9)	(0.9)
Net change in cash, cash equivalents and restricted cash	47.9	(957.9)	255.2
Cash, cash equivalents and restricted cash at beginning of period	447.3	1,405.2	1,127.0
Cash, cash equivalents and restricted cash at end of period	$495.2	$447.3	$1,382.2

Cash and cash equivalents at end of period	$391.2	$297.9	$1,322.6
Restricted cash included in prepaid expenses and other current assets at end of period	67.5	113.0	23.3
Restricted cash included in other long-term assets at end of period	36.5	36.4	36.3
Cash, cash equivalents and restricted cash at end of period	$495.2	$447.3	$1,382.2

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 25, 2020 (Predecessor)	94.1	$18.8	9.5	$(1,616.1)	$5,587.6	$(2,961.5)	$(9.6)	$1,019.2
Net loss	—	—	—	—	—	(143.9)	—	(143.9)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Vesting of restricted shares	—	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	3.6	—	—	3.6
Balance as of March 26, 2021 (Predecessor)	94.1	$18.8	9.5	$(1,616.1)	$5,591.1	$(3,105.4)	$(9.5)	$878.9
Net loss	—	—	—	—	—	(105.8)	—	(105.8)
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Vesting of restricted shares	0.2	0.1	0.1	—	0.1	—	—	0.2
Share-based compensation	—	—	—	—	2.4	—	—	2.4
Balance as of June 25, 2021 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,593.6	$(3,211.2)	$(9.2)	$776.0
Net loss	—	—	—	—	—	(263.7)	—	(263.7)
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)
Vesting of restricted shares	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2.4	—	—	2.4
Balance as of September 24, 2021 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,596.0	$(3,474.9)	$(10.5)	$513.4

Balance as of December 31, 2021 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,597.8	$(3,678.9)	$(8.3)	$313.4
Net loss	—	—	—	—	—	(119.6)	—	(119.6)
Share-based compensation	—	—	—	—	1.2	—	—	1.2
Balance as of April 1, 2022 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,599.0	$(3,798.5)	$(8.3)	$195.0
Net loss	—	—	—	—	—	(193.5)	—	(193.5)
Other comprehensive loss	—	—	—	—	—	—	(1.5)	(1.5)
Share-based compensation	—	—	—	—	0.5	—	—	0.5
Cancellation of Predecessor equity	(94.3)	(18.9)	(9.6)	1,616.1	(5,599.5)	3,992.0	9.8	(0.5)
Issuance of Successor common stock	13.2	0.1	—	—	2,189.6	—	—	2,189.7
Issuance of Successor Opioid Warrants	—	—	—	—	13.9	—	—	13.9
Balance as of June 16, 2022 (Successor)	13.2	$0.1	—	$—	$2,203.5	$—	$—	$2,203.6
Net loss	—	—	—	—	—	(63.7)	—	(63.7)
Other comprehensive loss	—	—	—	—	—	—	(1.7)	(1.7)
Balance as of July 1, 2022 (Successor)	13.2	$0.1	—	$—	$2,203.5	$(63.7)	$(1.7)	$2,138.2
Net loss	—	—	—	—	—	(284.9)	—	(284.9)
Other comprehensive loss	—	—	—	—	—	—	(4.7)	(4.7)
Share-based compensation	—	—	—	—	0.5	—	—	0.5
Balance as of September 30, 2022 (Successor)	13.2	$0.1	—	$—	$2,204.0	$(348.6)	$(6.4)	$1,849.1

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except share data, per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc is a global business of multiple wholly owned subsidiaries (collectively, "Mallinckrodt" or "the Company") that develop, manufacture, market and distribute specialty pharmaceutical products and therapies. Areas of focus include autoimmune and rare diseases in specialty areas like neurology, rheumatology, hepatology, nephrology, pulmonology, ophthalmology and oncology; immunotherapy and neonatal respiratory critical care therapies; analgesics; cultured skin substitutes and gastrointestinal products.
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

Basis of Presentation
On October 12, 2020 (the "Petition Date"), Mallinckrodt plc and substantially all of its U.S. subsidiaries, including certain subsidiaries of Mallinckrodt plc operating the Specialty Generics business (the "Specialty Generics Subsidiaries") and the Specialty Brands business (the "Specialty Brands Subsidiaries"), and certain of the Company's international subsidiaries (together with the Company, Specialty Generics Subsidiaries and Specialty Brands Subsidiaries, the "Debtors") voluntarily initiated proceedings (the "Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code"). On March 2, 2022, the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order confirming the fourth amended plan of reorganization (with technical modifications) (the "Plan"). Subsequent to the filing of the Chapter 11 Cases, Chapter 11 proceedings commenced by a limited subset of the Debtors were recognized and given effect in Canada, and separately the High Court of Ireland made an order confirming a scheme of arrangement on April 27, 2022, which is based on and consistent in all respects with the Plan (the "Scheme of Arrangement"). On June 8, 2022, the Bankruptcy Court entered an order approving a minor modification to the Plan. The Plan became effective on June 16, 2022 (the "Effective Date"), and on such date the Company emerged from the Chapter 11 and the Scheme of Arrangement became effective concurrently.
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
The Company's significant accounting policies are described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 (Predecessor). In connection with the adoption of fresh-start accounting, the Company elected to make an accounting policy change as described below:
Predecessor Contingencies — Legal fees pertaining to asbestos-related matters were estimated and accrued as part of the Company's projected asbestos liability.
Successor Contingencies — Legal fees pertaining to asbestos matters are expensed as incurred.
This change in accounting policy resulted in a $22.8 million fresh-start adjustment to the asbestos-related liability and a $20.3 million adjustment to the corresponding indemnification receivable as of the Effective Date.

Also in connection with the adoption of fresh-start accounting, the Company made a change in estimate related to the Specialty Generics segment inventory turn calculation. This prospective change is expected to result in the discrete amortization of $20.5 million of capitalized variances through the first quarter of fiscal 2023. The amount recognized for the three months ended September 30, 2022 (Successor) was $12.5 million and the amount recognized for the period June 17, 2022 through September 30, 2022 (Successor) was $14.9 million.
The Company also reassessed and updated its product line net sales presentation for its Specialty Generics segment. Beginning with the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2022 (Successor), the Company's unaudited condensed consolidated financial statements reflect the updated product line net sales structure for its Specialty Generics segment. Prior year amounts have been recast to conform to current presentation.
The unaudited condensed consolidated financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and entities in which they own or control more than 50.0% of the voting shares, or have the ability to control through similar rights. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows and financial position have been made. All intercompany balances and transactions have been eliminated in consolidation and all normal recurring adjustments necessary for a fair presentation have been included in the results reported. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. The period June 17, 2022 through September 30, 2022 and the three months ended September 30, 2022 reflect the Successor periods, while the period January 1, 2022 through, and including, June 16, 2022 reflects the Predecessor period. Unless otherwise indicated, the three months ended September 30, 2022 (Successor) reflects the thirteen week period ended September 30, 20222 (Successor), and the three and nine months ended September 24, 2021 (Predecessor) refers to the thirteen and thirty-nine week period ended September 24, 2021 (Predecessor). Fiscal 2021 (Predecessor) consisted of 53 weeks, while fiscal 2022 will consist of 52 weeks and will end on December 30, 2022.

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
Resolution of Opioid-Related Claims
Pursuant to the Plan and the Scheme of Arrangement, on the Effective Date all opioid claims against the Company and its subsidiaries were deemed to have been settled, discharged, waived, released and extinguished in full against the Company and its subsidiaries, and the Company and its subsidiaries ceased to have any liability or obligation with respect to such claims, which were treated in accordance with the Plan as follows:
◦Opioid claims were channeled to certain trusts, which will receive $1,725.0 million in deferred payments from the Company and certain of its subsidiaries (the "Opioid-Related Litigation Settlement") consisting of (i) a $450.0 million payment that was made upon the Effective Date (of which $2.6 million was prefunded); (ii) a $200.0 million payment upon each of the first and second anniversaries of the Effective Date; (iii) a $150.0 million payment upon each of the third through seventh anniversaries of the Effective Date; and (iv) a $125.0 million payment upon the eighth anniversary of Effective Date (collectively, the "Opioid Deferred Payments") with the Company retaining an eighteen-month option to prepay outstanding Opioid Deferred Payments (other than the initial Effective Date payment) at a discount (and to prepay the Opioid Deferred Payments at their undiscounted value even after the expiration of such eighteen-month period). The Opioid Deferred Payments are unsecured and are guaranteed by Mallinckrodt and its subsidiaries that are borrowers, issuers or guarantors under the Takeback Term Loans and the New 1L Notes, Existing 1L Notes, New 2L Notes and Takeback 2L Notes (such notes collectively, the "Effective Date Notes") (except for the Effective Date Notes), and certain future indebtedness (subject to certain exceptions). The Opioid Deferred Cash Payments agreement contains affirmative and negative covenants (including an obligation to offer to pay the Opioid Deferred Payments without discount upon the occurrence of certain change of control triggering events) and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the Opioid Deferred Cash Payments agreement could result in the required repayment of all outstanding Opioid Deferred Payments and could cause a cross-default that could result in the acceleration of certain indebtedness of Mallinckrodt and its subsidiaries.
•Opioid claimants also received, in addition to other potential consideration, 3,290,675 warrants for approximately 19.99% of the reorganized Company's new outstanding shares, with a nominal value $0.01 per share ("Ordinary Share(s)"), after giving effect to the exercise of the warrants, but subject to dilution from equity reserved under the management incentive plan, exercisable at any time on or prior to the sixth anniversary of the Effective Date, at a strike price of $103.40 per Ordinary Share (the "Opioid Warrant(s)").
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
•The Company entered into an agreement with the DOJ and other governmental parties to settle a range of litigation matters and disputes relating to Acthar Gel (the "Acthar Gel-Related Settlement") including a Medicaid lawsuit with the Centers for Medicare and Medicaid Services ("CMS"), a related False Claims Act ("FCA") lawsuit in Boston, and an Eastern District of Pennsylvania ("EDPA") FCA lawsuit principally relating to interactions of Acthar Gel's previous owner (Questcor Pharmaceuticals Inc. ("Questcor")) with an independent charitable foundation. To implement the Acthar Gel-Related Settlement, the Company entered into two settlement agreements with the U.S. and certain relators. Under the Acthar Gel-Related Settlement, which was conditioned upon the Company commencing its Chapter 11 proceeding and provided for the distributions the applicable claimants received under the Plan, the Company will pay $260.0 million to the DOJ and other parties over seven years and reset Acthar Gel's Medicaid rebate calculation as of July 1, 2020, such that state Medicaid programs will receive 100% rebates on Acthar Gel Medicaid sales, based on current Acthar Gel pricing. The $260.0 million in payments consists of (i) a $15.0 million payment that was made upon the Effective Date; (ii) a $15.0 million payment upon the first anniversary of the Effective Date; (iii) a $20.0 million payment upon each of the second and third anniversaries of the Effective Date; (iv) a $32.5 million payment upon each of the fourth and fifth anniversaries of the Effective Date; and (v) a $62.5 million payment upon the sixth and seventh anniversaries of Effective Date. Also in connection with the Acthar Gel-Related Settlement, the Company entered into (a) separate settlement agreements with certain states, the Commonwealth of Puerto Rico, the District of Columbia and the above-noted relators, which further implement the Acthar Gel-Related Settlement, and (b) a five-year corporate integrity agreement ("CIA") with the Office of Inspector General ("OIG") of the

U.S. Department of Health and Human Services ("HHS") in March 2022. As a result of these agreements, upon effectiveness of the Acthar Gel-Related Settlement in connection with the effectiveness of the Plan, the U.S. Government has dropped its demand for approximately $640 million in retrospective Medicaid rebates for Acthar Gel and agreed to dismiss the FCA lawsuit in Boston and the EDPA FCA lawsuit. Similarly, state and territory Attorneys General have also dropped related lawsuits. In turn, the Company dismissed its appeal of the U.S. District Court for the District of Columbia's ("D.C. District Court") adverse decision in the Medicaid lawsuit, which was filed in the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit").
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
Satisfaction of Existing Term Loans and Repayment of Existing Revolver
On the Effective Date and pursuant to the Plan, Mallinckrodt International Finance S.A. ("MIFSA") and Mallinckrodt CB LLC ("MCB" and together with MIFSA, the "Issuers"), each of which is a subsidiary of the Company, entered into a senior secured term loan facility with an aggregate principal amount of $1,392.9 million (the "2017 Replacement Term Loans") and a senior secured term loan facility with an aggregate principal amount of $369.7 million (the "2018 Replacement Term Loans", and together with the 2017 Replacement Term Loan, the "Takeback Term Loans"). Pursuant to the Plan and Scheme of Arrangement, on the Effective Date, lenders holding allowed claims in respect of the existing senior secured term loans due September 2024 (the "2024 Term Loans") and senior secured term loans due February 2025 (the "2025 Term Loans" and, together with the 2024 Term Loans, the "Existing Term Loans") incurred by the Issuers received their pro rata share of the 2017 Replacement Term Loans (in the case of the 2024 Term Loans) or the 2018 Replacement Term Loans (in the case of the 2025 Term Loans) and payment in cash of an exit fee equal to 1.00% of the remaining principal amount of Existing Term Loans held by such lenders in satisfaction thereof.
Pursuant to the Plan and Scheme of Arrangement, on the Effective Date, lenders' allowed claims in respect of the existing $900.0 million senior secured revolving credit facility (the "Existing Revolver") incurred by the Issuers and certain of their respective subsidiaries were paid in full in cash.
Reinstatement of Existing 10.00% First Lien Senior Secured Notes due 2025
On the Effective Date and pursuant to the Plan and the Scheme of Arrangement, the Issuers' existing 10.00% First Lien Senior Secured Notes due 2025 (the "Existing 1L Notes") in an aggregate principal amount of $495.0 million and the note documents relating thereto were reinstated. In addition, pursuant to the terms of the indenture governing the Existing 1L Notes, the Issuers, Mallinckrodt plc and the subsidiary guarantors of the Existing 1L Notes entered into a supplemental indenture, dated of the Effective Date (the "Supplemental Indenture"), pursuant to which certain additional assets were added to the collateral securing the Existing 1L Notes and the guarantees thereof.
Satisfaction of 10.00% Second Lien Senior Secured Notes due 2025
Pursuant to the Plan and Scheme of Arrangement, on the Effective Date, lenders holding allowed claims in respect of the Issuers' existing 10.00% second lien senior secured notes due 2025 (the "Existing 2L Notes") in an aggregate principal amount of $322.9 million received their pro rata share of a like aggregate principal amount of new 10.00% second lien senior secured notes due 2025 ("New 2L Notes") in satisfaction thereof.
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
Resolution of Other Remaining Claims
Pursuant to the Plan and Scheme of Arrangement, on the Effective Date, certain trade claims and other general unsecured claims, including the claims of holders of the 4.75% senior notes due April 2023, against the Debtors were deemed to have been settled, discharged, waived, released and extinguished in full. Mallinckrodt ceased to have any liability or obligation with respect to such claims, which were then treated in accordance with the Plan and Scheme of Arrangement, which provided for the holders of such claims to share in $135.0 million in cash, plus other potential consideration, including but not limited to 35.0% of the proceeds of the sale of the StrataGraft® Priority Review Voucher ("PRV") and $20.0 million payable upon the achievement of both (1) U.S. Food and Drug Administration ("FDA") approval of Terlivaz® (which occurred on September 14, 2022) and (2) cumulative net sales of $100.0 million of Terlivaz.
On June 30, 2022, subsequent to the Effective Date, the Company completed the sale of its PRV for $100.0 million and received net proceeds of $65.0 million as the buyer remitted the remaining $35.0 million to the General Unsecured Claims Trustee pursuant to the terms of (i) the Plan, and (ii) that certain General Unsecured Claims Trust Agreement entered into in connection with the Plan.
New Warrant Agreement
On the Effective Date and pursuant to the Plan, Mallinckrodt entered into a warrant agreement and issued 3,290,675 Opioid Warrants to purchase the Ordinary Shares to MNK Opioid Abatement Fund, LLC (the "Initial Holder"), a wholly owned subsidiary of the Opioid Master Disbursement Trust II, a master disbursement trust established in accordance with the Plan. Each Opioid Warrant is initially exercisable for one Ordinary Share at an initial exercise price of $103.40 per Ordinary Share (the "Exercise Price"), subject to the cashless exercise provisions contained in the warrant agreement. The Opioid Warrants are exercisable from the date of issuance until the sixth anniversary of the Effective Date. The warrant agreement governing the Opioid Warrants contains customary anti-dilution adjustments in the event of any share dividends, share splits, distributions, issuance of additional shares or options, or certain other dilutive events.
Other than in the case of an adjustment through certain other dividends or distributions, whenever the Exercise Price is adjusted as provided above, the number of Opioid Warrant shares for which an Opioid Warrant is exercisable (the "Warrant Number") shall simultaneously be adjusted by multiplying the warrant number for which an Opioid Warrant is exercisable immediately prior to such adjustment by a fraction, the numerator of which shall be the Exercise Price immediately prior to such adjustment, and the denominator of which shall be the Exercise Price immediately thereafter.
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
New Registration Rights Agreement
On the Effective Date and pursuant to the Plan, Mallinckrodt entered into a registration rights agreement (the "Registration Rights Agreement") with the Initial Holder of the Opioid Warrants. The Registration Rights Agreement provides certain resale and other registration rights for the registrable securities, including the Opioid Warrants and the Opioid Warrant shares, held by the Initial Holder and its permitted transferees and assignees. Pursuant to the Registration Rights Agreement, Mallinckrodt has agreed to prepare and file with the SEC a registration statement by no later than (x) 90 days after the Effective Date if Mallinckrodt is then eligible to register the registrable securities on a registration statement on Form S-3 or (y) 180 days after the Effective Date if Mallinckrodt is not then eligible to register the registrable securities on a registration statement on Form S-3, in each case, covering the resale pursuant to the Securities Act of 1933, as amended (the "Securities Act") of all registrable securities held by the initial holder and its permitted transferees and assignees. Following the effectiveness of such registration statement, Mallinckrodt has agreed to use commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act until the date that all registrable securities covered by such registration statement are no longer registrable securities. In addition, during the effectiveness of such registration statement, the holders of a majority of registrable securities then outstanding may request to sell all or any portion of their registrable securities in an underwritten public offering that is registered pursuant to such registration statement, subject to the limitations provided in the Registration Rights Agreement.

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
Interest expense incurred and paid with respect to the incremental adequate protection payments of 200 basis points and 250 basis points on the Existing Revolver and Existing Term Loans, respectively, were as follows:

Predecessor
Three Months Ended September 24, 2021
Interest expense incurred for adequate protection payments	$15.8
Cash paid for adequate protection payments	16.4

	Predecessor
	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Interest expense incurred for adequate protection payments	$28.8	$46.1
Cash paid for adequate protection payments	28.8	45.5

Contractual interest
While the Chapter 11 Cases were pending, the Company was not accruing interest on its unsecured debt instruments as of the Petition Date on a go-forward basis as the Debtors did not anticipate making interest payments due under their respective unsecured debt instruments; however, the Debtors expect to pay all interest payments in full as they come due under their respective senior secured debt instruments. The total aggregate amount of interest payments contractually due under the Company's unsecured debt instruments, which the Company did not pay as the obligation was extinguished pursuant to the Plan, was $46.5 million for the period January 1, 2022 through June 16, 2022 (Predecessor) and $17.7 million and $64.2 million for the three and nine months ended September 24, 2021 (Predecessor), respectively.

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
The basis of the discounted cash flow analysis used in developing the enterprise value was based on Company prepared projections that included a variety of estimates and assumptions. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and, therefore, may not be realized. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company's enterprise value.
The following table reconciles the enterprise value to the implied fair value of the Successor's equity as of the Effective Date:

Enterprise value	$5,223.0
Plus: Enterprise value adjustments (1)	197.0
Adjusted enterprise value	5,420.0
Plus: Cash and cash equivalents	297.9
Plus: Non-operating assets, net (2)	178.7
Less: Fair value of debt	(3,067.2)
Less: Fair value of Opioid-Related Litigation Settlement, Acthar Gel-Related Settlement, StrataGraft PRV proceeds and Terlivaz contingent value rights	(625.8)
Successor equity value	$2,203.6
(1)Represents incremental tax benefits not contemplated in the projections utilized in the disclosure statement.
(2)Represents non-operating assets and liabilities which were excluded from the enterprise value as put forth in the disclosure statement as there were no cash projections associated with these net assets.
Upon the application of fresh-start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor's assets before considering liabilities.
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

Unaudited Condensed Consolidated Balance Sheet
The four-column unaudited condensed consolidated balance sheet as of the Effective Date included herein, applies effects of the Plan (reflected in the column "Reorganization Adjustments") and fresh-start accounting (reflected in the column "Fresh-Start Adjustments") to the carrying values and classifications of assets or liabilities. Upon adoption of fresh-start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor prior to the adoption of fresh-start accounting for periods ended on or prior to the Effective Date are not comparable to those of the Successor. The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions.

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
(b)Represents the transfer of funds to a restricted cash account for purposes of funding the $89.0 million professional fee reserve offset by the release of a $10.9 million prepaid success fee as a result of emergence and the write off of prepaid expenses related to premiums for the Predecessor Company's directors' and officers' insurance policies.
(c)Debt issuance costs of $2.6 million related to entering into a receivables financing facility. These costs were capitalized as other non-current assets as the facility was undrawn as of June 16, 2022. Refer to Note 11 for further information on the receivables financing facility. Also reflects a write-off of $6.5 million of prepaid expenses related to premiums for the Predecessor Company's directors' and officers' insurance policies.
(d)Impacts to long-term debt, net of current maturities, pursuant to the Plan, included the following:
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
Fair value adjustments to the carrying value of debt instruments impacted by the Plan as determined by the Black-Derman-Toy model as follows:

2017 Replacement Term Loan	$(169.4)
2018 Replacement Term Loan	(42.2)
New 2L Notes	(95.7)
Takeback 2L Notes	(184.8)
Total fair value adjustment to debt instruments	$(492.1)
Predecessor debt for certain of these instruments described above were classified in liabilities subject to compromise ("LSTC") as of the Effective Date.
(e)Represents $43.5 million of professional fees paid to the Company's restructuring advisors upon the Company's emergence from Chapter 11 bankruptcy and $25.2 million of secured, administrative and priority payments, partially offset by $14.6 million of professional advisor success fees incurred on the Effective Date plus reinstatement of LSTC.
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
(i)The following table reconciles reorganization adjustments to accrued and other current liabilities:

Severance - Exiting Chief Executive Officer ("CEO")	$5.7
Reinstatement of various successor obligations from LSTC	15.4
Success fees for professionals incurred on Effective Date	29.7
$50.8
(j)As part of fresh-start accounting, the Company recorded a $100.0 million intangible asset in relation to the Company's PRV that was awarded under a FDA program intended to encourage the development of certain product applications for therapies used to treat or prevent material threat medical countermeasures. It also recorded a $35.0 million liability related to the proceeds from a sale of the PRV which was due to the general unsecured claims trustee pursuant to the term of the Plan and the general unsecured claims trust agreement entered into with the Plan. As of the Effective Date, this asset and liability were classified as held-for-sale. Refer to Note 10 for further information on the subsequent sale of the PRV.
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
(m)Reinstatement of the Company's $16.8 million asbestos-related defense costs from LSTC to other liabilities and establishment of a liability for the contingent value right ("CVR") associated with Terlivaz in accordance with the Plan and Scheme of Arrangement. The CVR is based upon the achievement of a cumulative net sales milestone. The Company will assess the likelihood of and timing of making such payment at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment estimated using a Monte Carlo simulation. The Company determined the fair value of the CVR to be $6.8 million as of the Effective Date.

(n)LSTC were settled as follows in accordance with the Plan (in millions):

Liabilities subject to compromise
Accounts payable	$17.7
Accrued interest	35.2
Debt	3,746.2
Environmental liabilities	67.2
Acthar Gel-Related Settlement	630.0
Opioid-Related Litigation Settlement liability	1,722.4
Other current and non-current liabilities	151.6
Pension and postretirement benefits	32.4
Total liabilities subject to compromise	$6,402.7

To be reinstated on the Effective Date:
Accounts payable	$(0.1)
Other current and non-current liabilities	(27.3)
Pension and postretirement benefits	(32.4)
Total liabilities reinstated	$(59.8)

Consideration provided to settle amounts per the Plan
Issuance of Successor common stock	$(2,189.7)
Issuance of Opioid Warrants	(13.9)
Issuance of Takeback Term Loans and New 2L Notes	(1,778.3)
Acthar Gel-Related Settlement	(79.7)
Opioid-Related Litigation Settlement liability	(504.3)
Issuance of Takeback 2L Notes to holders of the Guaranteed Unsecured Notes	(190.2)
Contingent liabilities for proceeds of sale of StrataGraft PRV and Terlivaz CVR	(41.8)
Cash payment	(601.3)
Total consideration provided to settle amounts per the Plan	$(5,399.2)

Gain on settlement of liabilities subject to compromise	$943.7
(o)Pursuant to the Plan, as of the Effective Date, all Predecessor's preferred and ordinary shares were cancelled without any distribution. The following table reconciles reorganization adjustments made to Successor common stock, Opioid Warrants and additional paid in capital:

Par value of 13,170,932 shares of Successor Common Stock issued to former holders of the Guaranteed Unsecured Notes (par valued at 0.01 dollars per share)	$0.1
Fair value of Opioid Warrants issued to holders of the Guaranteed Unsecured Notes (1)	13.9
Additional paid in capital - Successor Common Stock	2,189.6
Successor equity	$2,203.6
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
(1)Write off of prepaid expenses related to premiums for the Predecessor Company's directors' and officers' insurance policies.

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
In addition, the Company's lease obligations were revalued using the incremental borrowing rate applicable to the Company upon emergence from the Chapter 11 proceedings and commensurate with its new capital structure. The incremental borrowing rate used in the revaluation of the lease obligations increased from 8.85% in the Predecessor period to 11.83% in the Successor period. The revaluation of lease obligations includes the adjustment for contract-based off-market intangibles for favorable or unfavorable terms to the right-of-use assets as well as the removal of right-of-use assets (and affiliated lease liabilities) associated with the Company's leases with a remaining contract term of less than one year as of the Effective Date. The revaluation resulted in a reduction in the right-of-use asset of $1.6 million.
(v)Reflects the write-off of (i) $6.1 million and $16.7 million of current and non-current asbestos-related defense costs, respectively, in line with the Company's accounting policy change as outlined in Note 1; and (ii) an adjustment of $6.9 million to increase the Company's total lease liabilities as a result of the revaluation of the lease obligations as described in footnote (t) above.
(w)Reflects the write-off of $5.1 million of unamortized debt issuance costs and a $23.5 million fair value adjustment to debt principal as determined by the Black-Derman-Toy model related to the reinstated Existing 1L Notes.
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

Reorganization items, net
Reorganization items, net for the Predecessor represent amounts incurred after the Petition Date but prior to emergence as a direct result of the Chapter 11 Cases and were comprised of gains and losses associated with the reorganization, primarily the loss on fresh-start adjustments, gain on settlement of LSTC, bankruptcy-related professional fees, debt financing fees and write-off of debt issuance costs and related unamortized premiums and discounts. Successor reorganization items, net represent amounts incurred after the Effective Date that directly resulted from Chapter 11 and were entirely comprised of professional fees associated with the implementation of the Plan. Cash paid for reorganization items, net for the period from June 17, 2022 through September 30, 2022 (Successor), January 1, 2022 through June 16, 2022 (Predecessor) and the nine months ended September 24, 2021 (Predecessor) was $9.9 million, $304.1 million and $209.1 million, respectively. Reorganization items, net, were comprised of the following:

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Professional and other service provider fees	$14.2	$119.4
Debt valuation adjustments	—	6.8
Total reorganization items, net	$14.2	$126.2

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Gain on settlements of LSTC	$—	$(943.7)	$—
Loss on fresh-start adjustments	—	1,354.6	—
Professional and other service provider fees	17.7	161.1	306.6
Success fees for professional service providers	—	44.3	—
Write off of prepaid premium for directors' and officers' insurance policies	—	9.2	—
Debt valuation adjustments	—	—	23.1
Adjustments of other claims	—	5.4	(0.5)
Total reorganization items, net	$17.7	$630.9	$329.2

4.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 15 for presentation of the Company's net sales by product family.

Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 25, 2020 (Predecessor)	$196.5	$26.6	$12.3	$235.4
Provisions	1,588.6	18.2	42.5	1,649.3
Payments or credits	(1,535.7)	(23.5)	(32.6)	(1,591.8)
Balance as of September 24, 2021 (Predecessor)	$249.4	$21.3	$22.2	$292.9

Balance as of December 31, 2021 (Predecessor)	$241.8	$21.5	$9.5	$272.8
Provisions	693.4	5.2	17.1	715.7
Payments or credits	(684.6)	(8.1)	(18.9)	(711.6)
Balance as of June 16, 2022 (Predecessor)	$250.6	$18.6	$7.7	$276.9

Balance as of June 17, 2022 (Successor)	$250.6	$18.6	$7.7	$276.9
Provisions	429.9	3.1	26.8	459.8
Payments or credits	(462.4)	(4.3)	(11.2)	(477.9)
Balance as of September 30, 2022 (Successor)	$218.1	$17.4	$23.3	$258.8

Product sales transferred to customers at a point in time and over time were as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Product sales transferred at a point in time	82.4%	80.3%
Product sales transferred over time	17.6	19.7

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Product sales transferred at a point in time	82.6%	80.8%	78.7%
Product sales transferred over time	17.4	19.2	21.3
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of September 30, 2022 (Successor):

Remainder of Fiscal 2022	$28.0
Fiscal 2023	87.7
Fiscal 2024	23.5
Thereafter	2.7

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

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Royalty revenue	$18.2	$27.3

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Royalty revenue	$21.2	$34.9	$82.2

5.	Restructuring and Related Charges
During fiscal 2021 and 2018, the Company launched restructuring programs designed to improve its cost structure, neither of which has a specified time period. Charges of $50.0 million to $100.0 million were provided for under the 2021 program and $100.0 million to $125.0 million were provided for under the 2018 program. The 2021 program will commence upon substantial completion of the 2018 program, and has not commenced as of September 30, 2022 (Successor). In addition to the aforementioned restructuring programs, the Company has taken restructuring actions to generate synergies from its acquisitions.
Net restructuring and related charges by segment were as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Specialty Brands	$—	$0.1
Specialty Generics	(0.2)	—
Corporate	2.4	11.6
Restructuring and related charges, net	2.2	11.7
Less: accelerated depreciation	—	(0.7)
Restructuring charges, net	$2.2	$11.0

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Specialty Brands	$—	$—	$0.1
Specialty Generics	(0.2)	3.5	—
Corporate	3.5	6.1	19.4
Restructuring and related charges, net	3.3	9.6	19.5
Less: accelerated deprecation	—	—	(2.0)
Restructuring charges, net	$3.3	$9.6	$17.5

Net restructuring and related charges by program were comprised of the following:

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
2018 Program	$2.2	$11.7
Less: non-cash charges, including accelerated depreciation	(0.7)	(1.7)
Total charges expected to be settled in cash	$1.5	$10.0

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
2018 Program	$3.3	$9.6	$19.5
Less: non-cash charges, including accelerated depreciation	(0.9)	(3.6)	(4.3)
Total charges expected to be settled in cash	$2.4	$6.0	$15.2

The following table summarizes cash activity for restructuring reserves for the 2018 Program, which primarily related to employee severance and benefits:

Balance as of December 31, 2021 (Predecessor)	$10.9
Charges	7.1
Changes in estimate	(1.1)
Cash payments	(15.9)
Balance as of June 16, 2022 (Predecessor)	$1.0

Balance as of June 17, 2022 (Successor)	$1.0
Charges	2.6
Changes in estimate	(0.2)
Cash payments	(1.6)
Balance as of September 30, 2022 (Successor)	$1.8

As of September 30, 2022 (Successor), net restructuring and related charges incurred cumulative to date for the 2018 Program were as follows:

	Successor	Predecessor
Specialty Brands	$—	$3.1
Specialty Generics	(0.2)	18.5
Corporate	3.5	84.0
	$3.3	$105.6

All of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets. Amounts paid in the future may differ from the amount currently recorded.

6.	Income Taxes
The Company's income tax benefit was as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Current tax benefit	$20.5	$26.2
Deferred tax benefit	4.4	5.8
Income tax benefit	$24.9	$32.0

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Current tax benefit	$23.8	$23.9	$62.8
Deferred tax benefit	10.8	473.4	19.1
Income tax benefit	$34.6	$497.3	$81.9
As stated in Note 1, the unaudited condensed consolidated financial statements as of September 30, 2022 have been prepared assuming the Company will continue as a going concern. Therefore, the Company has determined that its net deferred tax assets in certain jurisdictions are more likely than not realizable, and has released the associated valuation allowance as of the Effective Date.
The effective tax rate for the three months ended September 30, 2022 (Successor) and the period from June 17, 2022 through September 30, 2022 (Successor) was 8.0% and 9.0%, respectively. The current and deferred income tax benefits were predominately related to intangible asset amortization and activity attributed to fresh-start adjustments, partially offset by the utilization of loss carryforwards.
The income tax benefit of $24.9 million for the three months ended September 30, 2022 (Successor) was attributed to the jurisdictional mix of pretax earnings, separation costs, reorganization items, net and restructuring charges.
The income tax benefit of $34.6 million for the period from June 17, 2022 through September 30, 2022 (Successor) was attributed to the jurisdictional mix of pretax earnings, separation costs, reorganization items, net and restructuring charges.
The effective tax rate for the period from January 1, 2022 through June 16, 2022 (Predecessor) was 61.3%. The income tax benefit for the period from January 1, 2022 through June 16, 2022 (Predecessor) primarily consisted of the income tax impacts from reorganization and fresh-start adjustments, including adjustments to the Company's valuation allowance. For the period January 1, 2022 through June 16, 2022 (Predecessor), the Company recorded an income tax benefit of $497.3 million, primarily for reorganization adjustments in the Predecessor period consisting of (1) $1,231.5 million of tax expense for the reduction in federal and state NOL carryforwards from the cancellation of debt income ("CODI") realized upon emergence and limitations under Sections 382 and 383 of the IRC; (2) $141.3 million of tax expense for the net decrease in deferred tax assets resulting from reorganization adjustments; and (3) $1,270.1 million of tax benefit for the reduction in the valuation allowance on the Company's deferred tax assets; and fresh-start adjustments in the Predecessor period consisting of (4) $297.1 million of tax benefit for the net decrease in deferred tax liabilities resulting from fresh-start adjustments and (5) $285.3 million of tax benefit associated with the release of uncertain tax positions. The remaining tax benefit was attributable to the jurisdictional mix of pretax earnings during the Predecessor period.
The effective tax rate for the three and nine months ended September 24, 2021 (Predecessor) was 10.6% and 13.6%, respectively. The current and deferred income tax benefits for the three and nine months ended September 24, 2021 (Predecessor) were primarily impacted by intangible asset amortization, an increase to prepaid taxes and a decrease to uncertain tax positions partially offset by the utilization of loss carryforwards in non-valuation allowance jurisdictions.
The income tax benefit of $32.0 million for the three months ended September 24, 2021 (Predecessor) consisted of $16.9 million attributed to the jurisdictional mix of pretax earnings, $11.8 million attributed to uncertain tax positions and $4.3 million attributed to separation costs, reorganization items, net and restructuring charges, partially offset by $1.0 million attributed to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
The income tax benefit of $81.9 million for the nine months ended September 24, 2021 (Predecessor) consisted of $55.9 million attributed to the jurisdictional mix of pretax earnings, $15.1 million attributed to uncertain tax positions and $11.0 million attributed to separation costs, reorganization items, net, and restructuring charges, partially offset by $0.1 million attributed to the CARES Act.

During the period June 17, 2022 through September 30, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor), net cash payments for income taxes were $3.8 million and $3.0 million, respectively. During the nine months ended September 24, 2021 (Predecessor), net cash refunds for income taxes were $160.4 million. Included within the net cash refunds of $160.4 million were refunds of $178.8 million received as a result of provisions in the CARES Act and net payments of $18.4 million related to operational activity.
On July 15, 2022, the Company received notification that the Joint Committee on Taxation approved the Internal Revenue Service audit reports relating to three CARES Act tax refund claims that were individually in excess of $5.0 million. The Company expects to receive CARES Act tax refunds totaling $135.9 million, excluding related interest, within the next twelve months. Such amount has been reflected as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet as of September 30, 2022 (Successor).
The Company's unrecognized tax benefits, excluding interest, totaled $24.8 million and $333.5 million as of September 30, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. The decrease of $308.7 million primarily resulted from a reduction of prior period tax positions related to fresh-start adjustments of $306.1 million and settlements of $2.6 million. If favorably settled, $24.8 million of unrecognized tax benefits as of September 30, 2022 (Successor) would benefit the effective tax rate. The total amount of accrued interest and penalties related to these obligations was $2.5 million and $18.9 million as of September 30, 2022 (Successor) and December 31, 2021 (Predecessor), respectively.
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
As a result of the Plan, the Company recognized CODI on its indebtedness, resulting in the utilization of, and reduction to, certain of its tax losses and tax credits in the U.S. and Luxembourg. The remaining of its U.S. tax losses and credits are expected to be significantly limited under Sections 382 and 383 of the IRC. Additionally, the Company recognized a U.S. capital loss as a result of the Plan. This capital loss may be carried forward to offset capital gains recognized by the Company in the next five years, to the extent it is not reduced by CODI or limited under IRC section 382 or 383. The deferred tax asset associated with the capital loss carryforward is offset by a valuation allowance due to significant uncertainty regarding the Company's ability to utilize the carryforward prior to its expiration. The portion of deferred tax assets associated with the tax losses and credits that are limited under IRC Section 382 or 383, and that have a remote possibility of being utilized, have been written off.
The Plan's tax effect, and impacts on the Company's tax losses and credits, is expected to be finalized when the U.S. Federal income tax return that is due in 2023 is completed.

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
The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Basic and diluted	13.2	84.7

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Basic and diluted	13.2	84.8	84.7

The computation of diluted weighted-average shares outstanding for both the three months ended September 30, 2022 (Successor) and the period June 17, 2022 through September 30, 2022 (Successor) excluded approximately 3.3 million shares of Opioid Warrants because the effect would have been anti-dilutive. The computation of diluted weighted-average shares outstanding for the period January 1, 2022 through June 16, 2022 (Predecessor) and both the three and nine months ended September 24, 2021 (Predecessor)

excluded approximately 0.5 million and 5.3 million shares of equity awards because the effect would have been anti-dilutive, respectively.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	Successor	Predecessor
	September 30, 2022	December 31, 2021
Raw materials and supplies	$72.9	$59.8
Work in process	612.1	196.4
Finished goods	386.6	91.0
	$1,071.6	$347.2

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	Successor	Predecessor
	September 30, 2022	December 31, 2021
Property, plant and equipment, gross	$463.1	$1,886.6
Less: accumulated depreciation	(14.8)	(1,110.6)
Property, plant and equipment, net	$448.3	$776.0

Depreciation expense was as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Depreciation expense	$11.9	$23.2

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Depreciation expense	$14.8	$40.0	$70.3

10.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$3,041.2	$182.1	$10,404.0	$5,160.4
License agreements	—	—	120.1	82.1
Trademarks	—	—	77.7	26.9
Total	$3,041.2	$182.1	$10,601.8	$5,269.4
Non-Amortizable:
Trademarks	$—		$35.0
In-process research and development	121.3		81.0
Total	$121.3		$116.0

As part of fresh-start accounting, as of the Effective Date, the Company wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded $3,152.2 million to reflect the fair value of intangible assets of the Successor (see also Note 3). Such adjustment included $100.0 million in relation to the Company's PRV that was awarded under a FDA program intended to encourage the development of certain product applications for therapies used to treat or prevent material threat medical countermeasures. On June 30, 2022, subsequent to the Effective Date, the Company completed the sale of its PRV for $100.0 million and received net proceeds of $65.0 million as the buyer remitted the remaining $35.0 million to the General Unsecured Claims Trustee pursuant to the terms of (i) the Plan, and (ii) that certain General Unsecured Claims Trust Agreement entered into in connection with the Plan.
Intangible assets of the Successor as of the Effective Date consisted of the following:

	Carrying Amount	Amortization Method	Amortization Period (in years)	Discount Rate	Segment
Amortizable completed technology:
Acthar Gel	$1,069.0	Sum of the years digits	13.5	14.2%	Specialty Brands
Therakos	913.8	Sum of the years digits	10.0	14.0	Specialty Brands
Amitiza	84.5	Sum of the years digits	3.0	14.0	Specialty Brands
INOmax	652.9	Sum of the years digits	9.0	14.0	Specialty Brands
StrataGraft	56.8	Straight-line	11.0	14.0	Specialty Brands
Generics	71.4	Straight-line	5.0	13.3	Specialty Generics
APAP	70.5	Straight-line	20.5	13.0	Specialty Generics
	2,918.9

Non-Amortizable in-process research and development:
Terlivaz (1)	104.8	Straight-line	7.0	15.0	Specialty Brands
Generics IPR&D	128.5	Not applicable	Not applicable	14.0	Specialty Generics
	233.3
	$3,152.2
(1)Subsequent to the Effective Date, Terlivaz was approved by the FDA and was transferred to amortizable, finite-lived completed technology. See further discussion below.
Amitiza
Beginning January 1, 2022 (Predecessor), the Company changed its amortization method used for the Amitiza intangible asset from the straight-line method to the sum of the years digits method, an accelerated method of amortization, to more accurately reflect the consumption of economic benefits over the remaining useful life of the asset. This change in amortization method resulted in additional amortization expense of $21.7 million, which impacted basic loss per share by $0.26 for the period January 1, 2022 through June 16, 2022 (Predecessor), respectively.

Terlivaz
On June 9, 2022, the Company resubmitted its new drug application for Terlivaz to the FDA. On September 14, 2022, the Company announced that the FDA had approved Terlivaz for injection. Upon FDA approval, the Company transferred the total $104.8 million of asset value from non-amortizable indefinite-lived acquired IPR&D rights to amortizable, finite-lived completed technology and will begin amortization of the asset in tandem with the first commercial shipment of the product during the fourth quarter of fiscal 2022. The FDA approval gave rise to a $17.5 million milestone payable, which remained unpaid as of September 30, 2022 (Successor). A corresponding intangible asset was recorded as of September 30, 2022 (Successor), which will be amortized over the useful life of the related asset beginning with the first commercial shipment of the product during the fourth quarter of fiscal 2022.
Intangible asset amortization expense was as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Amortization expense	$136.6	$145.3

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Amortization expense	$182.1	$281.8	$435.8

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Successor
Remainder of Fiscal 2022	$136.5
Fiscal 2023	509.3
Fiscal 2024	446.1
Fiscal 2025	385.1
Fiscal 2026	337.5

11.	Debt
Debt was comprised of the following at the end of each period:

	Successor			Predecessor
	September 30, 2022			December 31, 2021
	Principal	Carrying Value (1)	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
10.00% first lien senior secured notes due April 2025	$495.0	$473.9	$—	$495.0	$5.9
10.00% second lien senior secured notes due April 2025	321.9	234.8	—	—	—
2017 Replacement Term loan due September 2027	1,382.8	1,222.8	—	—	—
2018 Replacement Term loan due September 2027	367.1	327.2	—	—	—
11.50% first lien senior secured notes due December 2028	650.0	650.0	21.6	—	—
10.00% second lien senior secured notes due June 2029	366.8	191.3	—	—	—
Revolving credit facility due February 2022	—	—	—	900.0	0.2
9.50% debentures due May 2022	—	—	—	10.4	—
5.75% senior notes due August 2022	—	—	—	610.3	—
8.00% debentures due March 2023	—	—	—	4.4	—
4.75% senior notes due April 2023	—	—	—	133.7	—
5.625% senior notes due October 2023	—	—	—	514.7	—
Term loan due September 2024	—	—	—	1,396.5	—
Term loan due February 2025	—	—	—	370.7	—
10.00% second lien senior secured notes due April 2025	—	—	—	322.9	—
5.50% senior notes due April 2025	—	—	—	387.2	—
Total debt	3,583.6	3,100.0	21.6	5,145.8	6.1
Less: Current portion	(44.1)	(44.1)	—	(1,395.0)	(6.1)
Less: Amounts reclassified to liabilities subject to compromise	—	—	—	(3,750.8)	—
Total long-term debt, net of current portion	$3,539.5	$3,055.9	$21.6	$—	$—
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
The commencement of the Chapter 11 Cases constituted an event of default under certain of the Company's predecessor debt agreements. As a result of the Chapter 11 Cases, the principal and interest due under these debt instruments became immediately due and payable. However, any efforts to enforce payment was automatically stayed in accordance with the applicable provisions of the Bankruptcy Code.
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

Successor Company Indebtedness
Takeback Term Loans
On the Effective Date and pursuant to the Plan, the Issuers entered into the Takeback Term Loans, each pursuant to a Credit Agreement, dated as of the Effective Date (the "Credit Agreement"), among Mallinckrodt plc, the Issuers, the lenders party thereto from time to time, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Deutsche Bank AG New York Branch, as collateral agent. The Takeback Term Loans were issued to the holders of the existing senior secured term loans incurred by the Issuers in satisfaction thereof. All obligations under the Takeback Term Loans are unconditionally guaranteed by Mallinckrodt plc, certain of its direct or indirect wholly owned U.S. subsidiaries, each of its direct or indirect wholly owned subsidiaries that owns directly or indirectly any such wholly owned U.S. subsidiary, and certain other subsidiaries, subject to certain exceptions (collectively, the "Guarantors") and are secured by a security interest in certain assets of the Issuers and the Guarantors.

The 2017 Replacement Term Loans bear interest at a rate equal to, at the option of the borrowers thereunder, adjusted London Interbank Office Rate ("LIBOR"), subject to a floor of 0.75%, plus a spread equal to 5.25% or an alternate base rate, subject to a floor of 1.75%, plus a spread equal to 4.25%. The 2018 Replacement Term Loans bear interest at a rate equal to, at the option of the borrowers thereunder, adjusted LIBOR, subject to a floor of 0.75%, plus a spread equal to 5.50% or an alternate base rate, subject to a floor of 1.75%, plus a spread equal to 4.50%. Interest on the Takeback Term Loans is payable at the end of each applicable interest period, but in no event less frequently than quarterly. The Takeback Term Loans mature on September 30, 2027. Amounts outstanding under the Takeback Term Loans may be prepaid at any time, subject, under certain circumstances, to a 1.00% prepayment premium on prepayments made within the first nine months of the Effective Date. The Issuers may be obligated to prepay the Takeback Term Loans with the net proceeds of certain asset sales and recovery events, subject to certain qualifications and exceptions. The Issuers may also be obligated to prepay the Term Loans with a specified percentage of excess cash flow, subject to certain qualifications and exceptions.
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
11.50% First Lien Senior Secured Notes due 2028
On June 15, 2022, the Issuers and Mallinckrodt plc entered into a purchase agreement (the "Note Purchase Agreement") with certain Purchasers (as defined in the Note Purchase Agreement) with respect to the issuance and sale of $650.0 million aggregate principal amount of 11.50% First Lien Senior Secured Notes due 2028 (the "New 1L Notes"). The Note Purchase Agreement contains customary representations, warranties and covenants and includes the terms and conditions for the sale of the New 1L Notes, and other terms and conditions customary in agreements of this type. The net proceeds of the issuance of the New 1L Notes were applied to repay in part the existing senior secured revolving credit facility incurred by the Issuers and certain of their respective subsidiaries. The issuance of the New 1L Notes was exempt from registration under the Securities Act.
The New 1L Notes were issued by the Issuers on the Effective Date pursuant to an indenture, dated as of the Effective Date (the "New 1L Notes Indenture") among the Issuers, Mallinckrodt plc, the Subsidiary Note Guarantors (as defined below), Wilmington Savings Fund Society, FSB, as first lien trustee, and Deutsche Bank AG New York Branch, as first lien collateral agent. The New 1L Notes mature on December 15, 2028.
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
The Issuers may redeem some or all of the New 1L Notes prior to June 15, 2027 by paying a "make-whole" premium, plus accrued and unpaid interest, if any. The Issuers may redeem some or all of the New 1L Notes on or after June 15, 2027 at par, plus accrued and unpaid interest, if any. The Issuers may also redeem all, but not less than all, of the New 1L Notes at any time at a price of 100% of their principal amount, plus accrued and unpaid interest, if any, in the event the Issuers become obligated to pay additional amounts as a result of changes affecting certain withholding tax laws applicable to payments on the New 1L Notes. The Issuers are obligated to offer to repurchase the New 1L Notes (a) at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) at a price of 100% of their principal amount plus accrued and unpaid interest, if any, with the net proceeds of certain asset sales. These obligations are subject to certain qualifications and exceptions.
The New 1L Notes Indenture contains certain customary covenants and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the New 1L Notes Indenture could result in the acceleration of the New 1L Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Mallinckrodt plc and its subsidiaries. The New 1L Notes are jointly and severally guaranteed on a secured, unsubordinated basis by Mallinckrodt plc and each of its subsidiaries (other than the Issuers) that guarantees the obligations under the Takeback Term Loans (the "Subsidiary Note Guarantors"). The New 1L Notes and the guarantees thereof are secured by liens on the same assets of the Issuers, Mallinckrodt plc and the Subsidiary Note Guarantors that are subject to liens securing the Takeback Term Loans, subject to certain exceptions.
Existing 10.00% First Lien Senior Secured Notes due 2025
On the Effective Date and pursuant to the Plan and the Scheme of Arrangement, the Issuers' Existing 1L Notes in an aggregate principal amount of $495.0 million and the note documents relating thereto were reinstated.
In addition, pursuant to the terms of the indenture governing the Existing 1L Notes, the Issuers, Mallinckrodt plc, the Subsidiary Note Guarantors, Wilmington Savings Fund Society, FSB, as first lien trustee, and Deutsche Bank AG New York Branch, as first lien collateral agent, entered into a supplemental indenture, dated of the Effective Date (the "Supplemental Indenture"), pursuant to which certain additional assets were added to the collateral securing the Existing 1L Notes and the guarantees thereof. The Issuers are obligated to offer to repurchase the Existing 1L Notes (a) at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) at a price of 100% of their principal amount plus accrued and unpaid interest, if any, with the net proceeds of certain asset sales. These obligations are subject to certain qualifications and exceptions.
10.00% Second Lien Senior Secured Notes due 2025
On the Effective Date, pursuant to the Plan and the Scheme of Arrangement, the Issuers issued 10.00% Second Lien Senior Secured Notes due 2025 (the "New 2L Notes") in an aggregate principal amount of $322.9 million to the holders of the Issuers' Existing 2L Notes in satisfaction thereof. The New 2L Notes were issued pursuant to an Indenture, dated as of the Effective Date (the "New 2L Notes Indenture"), among the Issuers, Mallinckrodt plc, the Subsidiary Note Guarantors and Wilmington Savings Fund Society, FSB, as second lien trustee and second lien collateral agent. The New 2L Notes mature on April 15, 2025. The issuance of the New 2L Notes was exempt from registration under the Securities Act.
Interest on the New 2L Notes is payable semi-annually in cash on April 15 and October 15 of each year, which commenced on October 15, 2022.
The Issuers may redeem some or all of the New 2L Notes prior to April 15, 2024 at specified redemption prices, plus accrued and unpaid interest, if any. The Issuers may redeem some or all of the New 2L Notes on or after April 15, 2024 at par, plus accrued and unpaid interest, if any. The Issuers may also redeem all, but not less than all, of the New 2L Notes at any time at a price of 100% of their principal amount, plus accrued and unpaid interest, if any, in the event the Issuers become obligated to pay additional amounts as a result of changes affecting certain withholding tax laws applicable to payments on the New 2L Notes. The Issuers are obligated to offer to repurchase the New 2L Notes (a) at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) at a price of 100% of their principal amount plus accrued and unpaid interest, if any, with the net proceeds of certain asset sales. These obligations are subject to certain qualifications and exceptions.
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
10.00% Second Lien Senior Secured Notes due 2029
On the Effective Date, pursuant to the Plan and the Scheme of Arrangement, the Issuers issued 10.00% second lien senior secured notes due 2029 (the "Takeback 2L Notes") in an aggregate principal amount of $375.0 million to the holders of the Issuers' Guaranteed Unsecured Notes in partial satisfaction thereof. The Takeback 2L Notes were issued pursuant to an indenture, dated as of the Effective Date (the "Takeback 2L Notes Indenture"), among the Issuers, Mallinckrodt plc, the Subsidiary Note Guarantors and Wilmington Savings Fund Society, FSB, as second lien trustee and second lien collateral agent. The Takeback 2L Notes mature on June 15, 2029. The issuance of the Takeback 2L Notes was exempt from registration under the Securities Act.
Interest on the Takeback 2L Notes is payable semi-annually in cash on June 15 and December 15 of each year, commencing on December 15, 2022.
The Issuers may redeem some or all of the Takeback 2L Notes prior to June 15, 2026 by paying a "make-whole" premium, plus accrued and unpaid interest, if any. The Issuers may redeem some or all of the Takeback 2L Notes on or after June 15, 2026 but prior to June 15, 2028 at specified redemption prices, plus accrued and unpaid interest, if any. The Issuers may redeem some or all of the Takeback 2L Notes on or after June 15, 2028 at par, plus accrued and unpaid interest, if any. In addition, prior to June 15, 2026, the Issuers may redeem up to 40% of the aggregate principal amount of the Takeback 2L Notes with the net proceeds of certain equity offerings. The Issuers may also redeem all, but not less than all, of the Takeback 2L Notes at any time at a price of 100% of their principal amount, plus accrued and unpaid interest, if any, in the event the Issuers become obligated to pay additional amounts as a result of changes affecting certain withholding tax laws applicable to payments on the Takeback 2L Notes. The Issuers are obligated to offer to repurchase the Takeback 2L Notes (a) at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events and (b) at a price of 100% of their principal amount plus accrued and unpaid interest, if any, with the net proceeds of certain asset sales. These obligations are subject to certain qualifications and exceptions.
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

Accounts Receivable Financing Facility
On the Effective Date, MEH, Inc. ("MEH"), as servicer, ST US AR Finance LLC, a direct wholly owned subsidiary of MEH ("ST US AR"), as borrower, the lenders party thereto, and the letter of credit issuers party thereto entered into a receivables financing facility (the "Receivables Financing Facility") pursuant to an ABL Credit Agreement (the "Receivables Financing Credit Agreement") and a Purchase and Sale Agreement (the "Purchase and Sale Agreement"). Under the Receivables Financing Facility, ST US AR may borrow money up to an amount based on a borrowing base with a maximum draw of up to $200.0 million. Borrowings are secured by a first-lien security interest under the Receivables Financing Facility on existing and future accounts receivables and related assets that have been sold from certain subsidiaries of MEH to ST US AR. The Receivables Financing Facility includes customary affirmative and negative covenants for transactions of this type. From the closing date until the last day of the first fiscal quarter after the closing date, borrowings bear interest at a rate of (a) either (i) the alternate base rate or (ii) secured overnight financing rate (SOFR), and (b) an applicable margin. On the first day of each fiscal quarter thereafter, the applicable margins shall be determined from a pricing grid based upon the historical excess availability for the most recent fiscal quarter ended immediately prior. The Receivables Financing Facility matures on the earlier of June 16, 2026 and a date that is 91 days prior to the maturity date of other material debt or any other material indebtedness that is incurred after the closing date. ST US AR may borrow, pay or prepay and reborrow under the Receivables Financing Facility at any time. So long as there is not an overadvance under the Receivables Financing Facility, and subject to certain other conditions, ST US AR can elect to repay borrowings or use cash to make distributions to MEH and certain subsidiaries of MEH that have contributed receivables to ST US AR. The obligations under the Receivables Financing Facility are not guaranteed by MEH or any of its restricted subsidiaries. The Receivables Financing Facility is subject to customary events of defaults for transactions of this type. As of September 30, 2022 (Successor), the Company had no outstanding borrowings on its Receivables Financing Facility.

Applicable interest rate
As of September 30, 2022 (Successor), the applicable interest rate and outstanding principal on the Company's debt instruments were as follows:

	Applicable interest rate	Outstanding principal
Fixed-rate instruments	10.68%	$1,833.7
2017 Replacement Term Loan due September 2027	8.73	1,382.8
2018 Replacement Term Loan due September 2027	8.98	367.1

12.	Guarantees
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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The liability was $14.9 million and included in LSTC on the Company's unaudited condensed consolidated balance sheet as of December 31, 2021 (Predecessor), of which $12.1 million related to environmental, health and safety matters. The aggregate fair value of these indemnification obligations did not differ significantly from their aggregate carrying value as of December 31, 2021 (Predecessor). The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of Chapter 11 and is no longer a liability of the Successor Company. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the Chapter 11 proceedings. As of September 30, 2022 (Successor) and December 31, 2021 (Predecessor), $19.1 million and $19.0 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets. respectively. As of September 30, 2022 (Successor), the Company does not expect to make future payments related to these indemnification obligations.
The Company is also liable for product performance; however, the Company believes, given the information currently available, that the ultimate resolution of any such claims will not have a material adverse effect on its financial condition, results of operations and cash flows.

As of September 30, 2022 (Successor), the Company had various other letters of credit, guarantees and surety bonds totaling $30.0 million and restricted cash of $41.4 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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
Pursuant to the Plan and the Scheme of Arrangement, on the Effective Date, certain claims of the DOJ and related governmental parties relating to Acthar Gel against Mallinckrodt were deemed to have been settled, discharged, waived, released and extinguished in full against Mallinckrodt, and Mallinckrodt ceased to have any liability or obligation with respect to such claims, which will be treated in accordance with the Plan and the terms of the settlement as set forth in Note 2.

Patent Litigation
Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV v. Pharmascience Inc. and SpecGx LLC. In December 2019, Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV (collectively "Janssen") initiated litigation against the Company and Pharmascience Inc. ("Pharmascience") relating to the collaboration between Company and Pharmascience that resulted in Pharmascience's abbreviated new drug application submission, containing a Paragraph IV patent certification, with the FDA for a competing version of Invega Sustenna. Janssen alleges that the Company and Pharmascience infringe U.S. Patent No. 9,439,906. On July 13, 2022, the court administratively closed this case pending the outcome of the Federal Circuit's decision in Janssen Pharmaceuticals, Inc. v. Mylan Laboratories Limited, Case No. 22-1307.

Commercial and Securities Litigation
Acthar Gel-Related Matters
Law Enforcement Health Benefits Litigation. On June 1, 2022, the plaintiff filed a notice of voluntary dismissal of this case, which the Court entered without prejudice.
Local 322. On April 25, 2022, the plaintiff voluntarily dismissed the case following confirmation of the Plan and in anticipation of the Plan becoming effective.
Putative Class Action Litigation (MSP). As a result of the Plan becoming effective, this case was dismissed as to the Company on August 16, 2022.
Putative Class Action Litigation (Rockford). As a result of the Plan becoming effective, this case was dismissed as to the Company on July 20, 2022.
For additional details on aforementioned Acthar Gel-related matters, refer to the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 (Predecessor).
Acument Global. In May 2019, Acument Global Technologies, Inc. ("Acument"), filed a non-class complaint against the Company and other defendants in Tennessee state court alleging violations of Tennessee Consumer Protection Laws, unjust enrichment, fraud and conspiracy to defraud. The case alleges similar facts as those alleged in the MSP and Rockford matters discussed below, and is captioned Acument Global Technologies, Inc., v. Mallinckrodt ARD Inc., et al. In February 2020, the court granted-in-part and denied-in-part the Company's motion to dismiss. While the court dismissed Acument's fraud-based claims and its claim under the Tennessee Consumer Protection Act, the court ruled that the antitrust and unjust enrichment claims may proceed. The Company disagrees with the court's decision and contests liability. Following lifting of the automatic stay of this litigation pursuant to §362 of the Bankruptcy Code, the court granted Acument's motion to remand the case back to state court. On September 29, 2022, the court remanded the case to state court; no further action has been taken. The Company intends to vigorously defend itself in this matter. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with this lawsuit.
SEC Subpoena. In August 2019, the Company received a subpoena from the SEC for documents related to the Company's disclosure of its dispute with the HHS and CMS (together with HHS, the "Agency") concerning the base date AMP for Acthar Gel under the Medicaid Drug Rebate Program for Mallinckrodt's Acthar Gel, which is also the subject of litigation that the Company filed against the Agency (see Medicaid Lawsuit below). The SEC issued subsequent subpoenas on January 7, 2022 and September 28, 2022, requesting additional documents from the Company. The Company is cooperating with the SEC's investigation, which is ongoing.
Other Commercial and Securities Litigation Matters
Shareholder Litigation (HealthCor). Following mediation, the parties settled the action and the plaintiffs filed a notice of voluntary dismissal with prejudice in August 2022.
Shareholder Derivative Litigation (Brandhorst). On August 2, 2022, the plaintiff filed a notice of voluntary dismissal without prejudice, which the court entered the same day.
Employee Stock Purchase Plan (ESPP) Securities Litigation. On September 30, 2022, plaintiffs filed a Notice of Partial Dismissal of Certain Claims, voluntarily dismissing the derivative claims asserted in the action on the basis that all derivative claims sought to be pursued in the action were discharged and released, and all Mallinckrodt shares held in the plans were cancelled, in connection with the Bankruptcy Court’s approval of the Plan. On October 31, 2022, the parties filed a Joint Submission Concerning Status of Proceedings advising that the parties have reached a resolution of the remaining claims in the action, whereby plaintiffs will file a notice of dismissal as to all defendants, with prejudice as to the three named plaintiffs and without prejudice as to all other members of the putative class, upon the satisfaction of certain conditions expected to occur in November 2022.
Class Action Securities Litigation (Shenk v Mallinckrodt plc, et al., U.S. District Court for the District of Columbia). On August 2, 2022, the district court held a fairness hearing at which it granted final approval of the settlement in the amount of $65.8 million to be paid by the insurance carriers, entered final judgment, and dismissed the action with prejudice.
Health Care Service Corporation Litigation. As a result of the Plan, this matter was dismissed as to the Company on October 3, 2022.
Putative Class Action Securities Litigation (Strougo).On March 17, 2022, the Strougo action was administratively closed. On March 29, 2022, the Strougo action was reinstated only with respect to the individual defendants, and the individual defendants filed their reply in support of their motion to dismiss on May 2, 2022. On July 21, 2022, the Company filed a notice of discharge that, if approved by the court, would result in dismissal for the Company. The notice informed the court that (i) the Bankruptcy Court confirmed the Company's Plan; (ii) the Company's discharge pursuant to Section 1141(d) of the Bankruptcy Code of the claims asserted against it the Strougo action had taken effect; and (iii) the Plan and the discharge injunction enjoin any party from, among other things, continue to pursue claims against the Company in the Strougo action.
For additional details on the aforementioned other commercial and securities litigation matters, refer to the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 (Predecessor).

Generic Price Fixing Litigation
Canadian (Eaton) Litigation. Any potential liability from this matter has been discharged through the bankruptcy proceedings. The Company filed a motion seeking an order from the Bankruptcy Court dismissing the Eaton Action on January 18, 2022. The Bankruptcy Court order recognizing the U.S. Confirmation Order and ordering the dismissal of the Eaton Action was granted on April 22, 2022. All appeal periods have expired. For additional details on this matter, refer to the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 (Predecessor).

Xyrem Litigation
Self-Insured Schools Litigation. Any potential liability from this case has been discharged through the bankruptcy proceedings. For additional details on this matter, refer to the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 (Predecessor).

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of September 30, 2022 (Successor), it was probable that it would incur remediation costs in the range of $18.8 million to $48.2 million. The Company also concluded that, as of September 30, 2022 (Successor), the best estimate within this range was $37.5 million, of which $1.1 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2022 (Successor). While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows. Upon effectuation of the Plan, certain of the Company's environmental liabilities were discharged. Refer to Note 2 for further information.
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
Subsequent to the issuance of the Company's predecessor financial statements for the fiscal year ended December 31, 2021 (Predecessor), the Company increased the accrual associated with this matter by $11.1 million to $57.4 million, which represented the Company's estimate of its liability related to this environmental site. The non-cash charge of $11.1 million was reflected in the predecessor unaudited condensed consolidated statement of operations as a component of operating expenses. Pursuant to the Plan, this liability was discharged as a general unsecured claim. Refer to Note 2 for further information.

Bankruptcy Appeals
First Lien Noteholder Matters. As set forth in greater detail in Note 2, the Plan proposed to reinstate the Existing First Lien Notes. Certain holders of the Existing First Lien Notes and the trustee in respect thereof (collectively, the "Noteholder Parties"), objected to the proposed reinstatement, arguing, among other things, that the Company was required to pay a significant make-whole premium as a condition to reinstatement of the Existing First Lien Notes. In the course of confirming the Plan, the Bankruptcy Court overruled these objections.
On March 30, 2022, the Noteholder Parties appealed the Confirmation Order's approval of the reinstatement of the Existing First Lien Notes to the United States District Court for the District of Delaware. The Company and the Existing First Lien Notes Trustee reached an agreement to hold the trustee's appeal in abeyance, to be determined by the result of the holders' appeals, subject to certain conditions, which was approved by the District Court. Briefing on the merits of the Noteholder Parties' appeals was completed on July 1, 2022. On the same date, the Company moved to dismiss the Noteholder Parties' appeals as equitably moot. Briefing on the motion was completed on August 5, 2022. The Noteholder Parties' appeals and the related motion to dismiss remain pending.
At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these appeals. The Company will continue to vigorously defend the Plan.
Sanofi. On October 12, 2021, in the Company's bankruptcy, sanofi-aventis U.S. LLC ("Sanofi") filed a motion asking the Bankruptcy Court for an order determining that, under the Bankruptcy Code, the Company could not discharge alleged royalty obligations owed to Sanofi under an asset purchase agreement through which the Company acquired certain intellectual property from Sanofi's predecessor (the "Sanofi Motion"). On November 8, 2021, the Bankruptcy Court denied the Sanofi Motion and ordered that any royalty obligations allegedly owed to Sanofi constitute prepetition unsecured claims that may be discharged under the Bankruptcy Code. On November 19, 2021, Sanofi appealed the Bankruptcy Court's ruling to the District Court. Briefing was completed on March 10, 2022. On July 1, 2022, the Company moved to dismiss Sanofi's appeal as equitably moot. Briefing on that motion was completed on August 5, 2022. The appeal and related motion to dismiss remain pending.
Glenridge. On October 21, 2021, in the Company's bankruptcy, Kenneth Greathouse, Stuart Rose, and Lloyd Glenn (collectively, the "Glenridge Principals") filed a joinder to the Sanofi Motion and asked the Bankruptcy Court for an order similarly determining that royalty obligations owed by the Company to the Glenridge Principals under a royalty agreement were not dischargeable under the Bankruptcy Code and that the royalty agreement could not be rejected by the Company in its bankruptcy. On December 1, 2021, the Bankruptcy Court denied the motion, entering an order that the royalty agreement between the Company and the Glenridge Principals could be rejected under the Bankruptcy Code and that any royalties owed under the agreement were prepetition unsecured claims that could be discharged under the Bankruptcy Code. On December 15, 2021, the Glenridge Principals appealed the Bankruptcy Court's ruling to the District Court. Briefing has not been completed at this time.
Acthar Insurance Claimants. In the Company's bankruptcy, Attestor Limited and Humana Inc. (collectively, the "Acthar Insurance Claimants") filed administrative claims with the Bankruptcy Court seeking hundreds of millions of dollars based on the Company's allegedly illegal sales of Acthar Gel. The Company objected to the claims, arguing that the Company had no such liability. After a bench trial, the Bankruptcy Court, on December 6, 2021, sustained the Company's objection and disallowed the administrative claims filed by the Acthar Insurance Claimants. The Acthar Insurance Claimants appealed that ruling to the District Court on December 20, 2021. On February 4, 2022, the Acthar Insurance Claimants moved to have the District Court certify their appeal directly to the Third Circuit. Meanwhile, on July 1, 2022, the Company moved to dismiss the Acthar Insurance Claimants' appeal as equitably moot. Briefing on that motion was completed on August 5, 2022 and remains pending. On October 31, 2022, the District Court denied the Acthar Insurance Claimants motion for direct appeal to the Third Circuit, and a briefing schedule on the merits of the case is pending.
Stratatech. As described in Note 14, consummation of the Plan discharged the Company's liability with respect to certain contingent consideration provided to the prior shareholders of Stratatech Corporation ("Stratatech"). However, the representative of these shareholders has indicated his intention to challenge in the bankruptcy court whether the liability was susceptible to discharge, among other things, and the parties have agreed on a schedule for litigating these matters.

Internal Revenue Code Section 453A Interest
As a result of historical internal installment sales, the Company has reported Internal Revenue Code ("IRC") §453A interest on its tax returns on the basis of its interpretation of the IRC. Due to the inherent uncertainty in these interpretations, the Company has deferred the recognition of the benefit associated with the Company's interpretation and maintained a corresponding liability of $12.4 million within other liabilities in the unaudited condensed consolidated balance sheet as of December 31, 2021 (Predecessor). Upon effectuation of the Plan, this liability was discharged.

Other Matters
The Company's legal proceedings and claims are further described within the notes to the financial statements included within the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 (Predecessor).

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	September 30, 2022 (Successor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$33.4	$21.7	$11.7	$—
Equity securities	17.2	17.2	—	—
	$50.6	$38.9	$11.7	$—
Liabilities:
Deferred compensation liabilities	$24.1	$—	$24.1	$—
Contingent consideration liabilities	6.0	—	—	6.0
	$30.1	$—	$24.1	$6.0

	December 31, 2021 (Predecessor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$38.7	$24.9	$13.8	$—
Equity securities	36.5	36.5	—	—
	$75.2	$61.4	$13.8	$—
Liabilities:
Deferred compensation liabilities	$36.9	$—	$36.9	$—
Contingent consideration liabilities	27.3	—	—	27.3
	$64.2	$—	$36.9	$27.3
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
Successor contingent consideration liabilities. In accordance with the Plan and Scheme of Arrangement, the Company will provide consideration for a CVR associated with Terlivaz primarily in the form of the achievement of a cumulative net sales milestone. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the Terlivaz CVR to be $6.0 million as of September 30, 2022 (Successor).
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

Financial Instruments Not Measured at Fair Value
    The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of September 30, 2022 (Successor) and December 31, 2021 (Predecessor):
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $104.0 million and $60.2 million as of September 30, 2022 (Successor) and December 31, 2021 (Predecessor) (level 1), respectively. Included within the balance as of September 30, 2022 (Successor) was $43.5 million related to the funding of a professional fee escrow account upon emergence from Chapter 11. Refer to Note 3 for further information.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $48.1 million and $51.3 million as of September 30, 2022 (Successor) and December 31, 2021 (Predecessor), respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
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

The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
10.00% first lien senior secured notes due April 2025	$473.9	$453.0	$495.0	$523.7
10.00% second lien senior secured notes due April 2025	234.8	202.6	—	—
11.50% first lien senior secured notes due December 2028	650.0	586.6	—	—
10.00% second lien senior secured notes due June 2029	191.3	204.6	—	—
Revolving credit facility due February 2022	—	—	900.0	900.0
5.75% senior notes due August 2022	—	—	610.3	324.1
4.75% senior notes due April 2023	—	—	133.7	48.9
5.625% senior notes due October 2023	—	—	514.7	279.1
10.00% second lien senior secured notes due April 2025	—	—	322.9	312.7
5.50% senior notes due April 2025	—	—	387.2	211.6

Level 2:
2017 Replacement Term loan due September 2027	1,222.8	1,134.6	—	—
2018 Replacement Term loan due September 2027	327.2	301.0	—	—
9.50% debentures due May 2022	—	—	10.4	7.7
8.00% debentures due March 2023	—	—	4.4	3.2
Term loan due September 2024	—	—	1,396.5	1,309.2
Term loan due February 2025	—	—	370.7	347.7
Total Debt	$3,100.0	$2,882.4	$5,145.8	$4,267.9

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
FFF Enterprises, Inc.	26.1%	*%
CuraScript, Inc.	*	27.0

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
FFF Enterprises, Inc.	25.7%	11.8%	*%
CuraScript, Inc.	*	15.6	25.2
* Net sales to this distributor was less than 10.0% of the Company's total net sales for the respective periods presented above.

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	Successor	Predecessor
	September 30, 2022	December 31, 2021
AmerisourceBergen Corporation	30.2%	30.0%
McKesson Corporation	15.8	15.0
FFF Enterprises, Inc.	11.5	*
CuraScript, Inc.	*	12.7
*Accounts receivable attributable to this distributor was less than 10.0% of total gross accounts receivable at the end of the respective period presented above.

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Acthar Gel	27.0%	28.3%
INOmax	17.3	19.4
Therakos	12.5	12.3
APAP	12.4	*

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Acthar Gel	27.8%	25.4%	26.3%
INOmax	17.1	19.0	21.0
Therakos	12.4	12.5	12.3
APAP	12.6	11.0	*
*Net sales attributable to this product was less than 10.0% of total net sales for the respective periods presented above.

15.	Segment Data
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

Selected information by reportable segment was as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Net sales:
Specialty Brands	$303.5	$359.7
Specialty Generics	161.9	147.5
Net sales	$465.4	507.2
Operating income (loss):
Specialty Brands	$43.7	$189.9
Specialty Generics (1)	(9.0)	15.2
Segment operating income	34.7	205.1
Unallocated amounts:
Corporate and unallocated expenses (2)	(15.0)	(20.8)
Depreciation and amortization	(148.5)	(168.4)
Share-based compensation	(0.5)	(2.4)
Restructuring charges, net	(2.2)	(11.0)
Non-restructuring impairment charges	—	—
Separation costs (3)	(6.9)	(0.1)
Opioid-related litigation settlement loss	—	(125.0)
Bad debt expense - customer bankruptcy	(5.8)	—
Operating loss	$(144.2)	$(122.6)
(1)Includes $17.9 million of fresh-start inventory-related expense during the three months ended September 30, 2022 (Successor) primarily driven by the Company's change in accounting estimate as disclosed in Note 1.
(2)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(3)Represents costs included in selling, general and administrative expenses, primarily related to expenses incurred related to the severance of certain former executives of the Predecessor, in addition to professional fees and costs incurred as the Company explores potential sales of non-core assets to enable further deleveraging post-emergence.

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Net sales:
Specialty Brands	$361.7	$587.1	$1,149.6
Specialty Generics	188.7	287.5	462
Net sales	$550.4	$874.6	$1,611.6
Operating income (loss):
Specialty Brands	$48.2	$267.2	$588.6
Specialty Generics (1)	(8.7)	65.3	73.8
Segment operating income	39.5	332.5	662.4
Unallocated amounts:
Corporate and unallocated expenses (2)	(15.9)	(48.2)	(69.1)
Depreciation and amortization	(196.9)	(321.8)	(506.1)
Share-based compensation	(0.5)	(1.7)	(8.4)
Restructuring charges, net	(3.3)	(9.6)	(17.5)
Non-restructuring impairment charges	—	—	(64.5)
Separation costs (3)	(16.1)	(9.0)	(1.0)
Opioid-related litigation settlement loss	—	—	(125.0)
Bad debt expense - customer bankruptcy	(5.8)	—	—
Operating loss	$(199.0)	$(57.8)	$(129.2)
(1)Includes $20.3 million of fresh-start inventory-related expense during the period from June 17, 2022 through September 30, 2022 (Successor) primarily driven by the Company's change in accounting estimate as disclosed in Note 1.
(2)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.

(3)Represents costs included in selling, general and administrative expenses, primarily related to expenses incurred related to the Predecessor directors' and officers' insurance policies and severance for the former CEO and certain former executives of the Predecessor, in addition to professional fees and costs incurred as the Company explores potential sales of non-core assets to enable further deleveraging post-emergence.

Net sales by product family within the Company's reportable segments were as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021
Acthar Gel	$125.7	$143.4
INOmax	80.7	98.4
Ofirmev	—	4.7
Therakos	58.0	62.5
Amitiza (1)	37.1	49.6
Other	2.0	1.1
Specialty Brands	303.5	359.7

Opioids	46.5	46.5
ADHD	11.6	8.7
Addiction treatment	16.6	15.3
Other	2.9	2.9
Generics	77.6	73.4
Controlled substances	19.7	19.4
APAP	57.9	49.6
Other	6.7	5.1
API	84.3	74.1
Specialty Generics	161.9	147.5
Net sales	$465.4	$507.2
(1)Amitiza consists of both product net sales and royalties. Refer to Note 4 for further details on Amitiza's revenues.

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Acthar Gel	$153.2	$221.9	$423.9
INOmax	94.2	165.8	338.3
Ofirmev	(0.2)	2.5	24.0
Therakos	68.2	109.6	197.8
Amitiza (1)	42.9	81.5	155.8
Other	3.4	5.8	9.8
Specialty Brands	361.7	587.1	1,149.6

Opioids	55.2	88.8	155.0
ADHD	13.4	17.5	24.8
Addiction treatment	19.1	30.0	47.7
Other	3.0	4.9	8.4
Generics	90.7	141.2	235.9
Controlled substances	21.4	37.6	62.4
APAP	69.2	96.5	146.8
Other	7.4	12.2	16.9
API	98.0	146.3	226.1
Specialty Generics	188.7	287.5	462.0
Net sales	$550.4	$874.6	$1,611.6
(1)Amitiza consists of both product net sales and royalties. Refer to Note 4 for further details on Amitiza's revenues.

16.	Subsequent Events
Commitments and Contingencies
Certain litigation matters occurred on, or prior to, September 30, 2022 (Successor), but had subsequent updates through the issuance of this report. See further discussion in Note 13.

Ordinary Shares
On October 24, 2022, the Company announced that it had received approval to list its ordinary shares on the New York Stock Exchange American LLC ("NYSE American"). The Company's ordinary shares were listed on NYSE American and began trading on October 27, 2022 under the ticker symbol "MNK". At such time, trading of the Company's ordinary shares on the OTC Pink Current Market ceased, concurrent with the NYSE American listing.

Debt Repurchases
Subsequent to September 30, 2022 (Successor), the Company repurchased debt that aggregated to a principal amount of $10.9 million related to its 10.00% second lien senior secured notes due 2029.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Part I, Item 1A. "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Predecessor), filed with the United States ("U.S.") Securities and Exchange Commission ("SEC") on March 15, 2022 and Part II, Item 1A "Risk Factors" and Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.
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

Overview
We are a global business consisting of multiple wholly owned subsidiaries that develop, manufacture, market and distribute specialty pharmaceutical products and therapies. Areas of focus include autoimmune and rare diseases in specialty areas like neurology, rheumatology, hepatology, nephrology, pulmonology, ophthalmology and oncology; immunotherapy and neonatal respiratory critical care therapies; analgesics; cultured skin substitutes and gastrointestinal products.
We operate our business in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and active pharmaceutical ingredients ("API(s)").
For further information on our business and products, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Predecessor), filed with the SEC on March 15, 2022.

Significant Events
Terlivaz®
On June 9, 2022, we resubmitted our new drug application for Terlivaz to the U.S. Food and Drug Administration ("FDA"). On September 14, 2022, we announced that the FDA had approved Terlivaz for injection and during the fourth quarter of fiscal 2022, we released our first commercial shipment of the product. The FDA approval gave rise to a $17.5 million milestone payable, which remained unpaid as of September 30, 2022 (Successor). A corresponding intangible asset was recorded as of September 30, 2022 (Successor), which will be amortized over the useful life of the related asset beginning with the first commercial shipment of the product during the fourth quarter of fiscal 2022.

StrataGraft®
During the three months ended April 1, 2022 (Predecessor), we released our first commercial shipment of StrataGraft. Net sales of this product are anticipated to be uneven as a result of contracting with hospitals and the government procurement schedule associated with sales to the Biomedical Advanced Research and Development Authority (BARDA) for placement in the Strategic National Stockpile.
On June 30, 2022, we completed the sale of our PRV for $100.0 million. We were awarded the Priority Review Voucher ("PRV") under a FDA program intended to encourage the development of certain product applications for therapies used to treat or prevent material threat medical countermeasures. We received the PRV upon FDA approval of StrataGraft for the treatment of adults with thermal burns containing intact dermal elements for which surgical intervention is clinically indicated (deep partial-thickness burns). We received from the buyer $65.0 million and the buyer remitted $35.0 million to the General Unsecured Claims Trustee pursuant to the terms of (i) the fourth amended plan of reorganization (with technical modifications (the "Plan"), and (ii) the General Unsecured Claims Trust Agreement entered into in connection with the Plan.

INOmax®
On September 28, 2022, we submitted a 510(k) premarket notification to the FDA for an investigational inhaled nitric oxide delivery system for INOmax (nitric oxide) gas, for inhalation, which has been previously approved by the FDA for treating hypoxic respiratory failure in newborns. The safety and efficacy of the inhaled nitric oxide delivery system has not been evaluated by the FDA and is subject to a pending 510(k) application. Consistent with its review process, the FDA has asked us to provide summary tables of certain submitted data, which is expected to be completed during the fourth quarter of 2022. The delivery system combines automation, integration and interaction into one device, and if the 510(k) application is cleared, would be the latest in a long line of dual channel delivery systems implemented with the objective of building on our dedication to meeting clinicians' evolving needs.

Emergence from Voluntary Reorganization
On October 12, 2020 (the "Petition Date"), we voluntarily initiated Chapter 11 proceedings (the "Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On March 2, 2022, the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order confirming the Plan. Subsequent to the filing of the Chapter 11 Cases, Chapter 11 proceedings commenced by a limited subset of the debtors were recognized and given effect in Canada, and separately the High Court of Ireland made an order confirming a scheme of arrangement on April 27, 2022, which is based on and consistent in all respects with the Plan (the "Scheme of Arrangement"). The Plan and Scheme of Arrangement became effective on June 16, 2022, (the "Effective Date"), and on such date we emerged from the Chapter 11 and Irish examinership proceedings.
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
•All shares of our stock issued and outstanding immediately prior to the Effective Date were canceled and discharged;
•Principal debt outstanding was reduced by more than $1.3 billion; and
•General unsecured claims were satisfied in an aggregate settlement of $135.0 million in cash plus other potential consideration, including but not limited to 35.0% of the proceeds of the sale of the StrataGraft PRV and $20.0 million payable upon the achievement of both (1) FDA approval of Terlivaz (which occurred on September 14, 2022) and (2) cumulative net sales of $100.0 million of Terlivaz.
For further details of the Plan, refer to Note 2 of the notes to the unaudited condensed consolidated financial statements.

New Financing
In connection with emergence, we issued $650.0 million in aggregate principal amount of new first lien senior secured notes. The net proceeds of the issuance of such notes were applied to repay in part our former senior secured revolving credit facility. We also entered into a $200.0 million accounts receivable financing facility, which remains undrawn as of September 30, 2022 (Successor).
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

Fresh-Start Accounting
We adopted fresh-start accounting as of the Effective Date. As a result of the application of fresh-start accounting, our financial statements for periods prior to the Effective Date are not comparable to those for periods subsequent to the Effective Date. References in this report to "Successor" refer to the results of operations of the Company after the Effective Date. References to "Predecessor" refer to the results of operations of the Company on or prior to the Effective Date. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results to be expected for a full fiscal year. References such as the "Company," "we," "our," and "us" refer to Mallinckrodt and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.
Our results of operations as reported in our unaudited condensed consolidated financial statements for the Successor and Predecessor periods are in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The presentation of the combined financial information of the Predecessor and Successor for the nine months ended September 30, 2022 is not in accordance with GAAP. However, we believe that for purposes of discussion and analysis in this Quarterly Report on Form 10-Q, the combined financial information is useful for management and investors to assess our ongoing financial and operational performance and trends.
For further information, refer to Note 3 of the notes to the unaudited condensed consolidated financial statements.

Reorganization items, net
During the period January 1, 2022 through June 16, 2022 (Predecessor), we incurred expenses of $630.9 million from reorganization items, net. These expenses were primarily driven by the loss on application of fresh-start accounting of $1,354.6 million and professional and lender fees, partially offset by a $943.7 million gain on settlement of liabilities subject to compromise ("LSTC") in accordance with the Plan. During the three months ended September 30, 2022 (Successor) and the period from June 17, 2022 through September 30, 2022 (Successor) and the three and nine months ended September 24, 2021 (Predecessor), we incurred expenses of $14.2 million, $17.7 million, $126.2 million and $329.2 million from reorganization items, net, respectively. The Successor expenses represent amounts incurred after the Effective Date that directly resulted from Chapter 11 and were entirely comprised of professional fees associated with the implementation of the Plan. The amounts incurred in the three and nine months ended September 24, 2021 (Predecessor) were primarily professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts.

Business Factors Influencing the Results of Operations
We cannot adequately benchmark certain operating results of the three and nine months ended September 30, 2022 against the three and nine months ended September 24, 2021 as the comparison would include the three months ended September 30, 2022 Successor Period and the nine months September 30, 2022 combined Successor and Predecessor periods against the three and nine months ended September 24, 2021 prior year Predecessor periods, which would be considered to not be in accordance with GAAP. We do not believe that reviewing the results of these Successor periods in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that our key performance metrics such as net sales and segment results of operations for the Successor Period for the three months ended September 30, 2022, and when combined with the current Predecessor year-to-date periods for the nine months ended September 30, 2022, provide more meaningful comparisons to prior Predecessor periods and are more useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our unaudited condensed consolidated financial statements in accordance with GAAP, in certain circumstances the discussion in "Results of Operations" and "Segment Results" below utilizes the combined results for the nine months ended September 30, 2022.

Specialty Brands
Net sales of Acthar Gel for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor) were $125.7 million and $143.4 million, respectively. Net sales decreased $17.7 million, or 12.3%, for the three months ended September 30, 2022 (Successor), compared to the three months ended September 24, 2021 (Predecessor), driven primarily by continued scrutiny on overall specialty pharmaceutical spending. We anticipate that competition for the Acthar Gel product will likely intensify following the launch of a competitive alternative form of treatment during the first quarter of 2022, which could have an adverse effect on our financial condition, results of operations and cash flows.
Net sales of INOmax for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor) were $80.7 million and $98.4 million, respectively. Net sales decreased $17.7 million, or 18.0%, for the three months ended September 30, 2022 (Successor), compared to the three months ended September 24, 2021 (Predecessor), driven primarily by continued competition from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We continue to develop and pursue patent protection of next generation nitric oxide delivery systems and additional uses of nitric oxide through our submission of a 510(k) premarket notification to the FDA for our next generation nitric oxide delivery system, as discussed above. We further intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or next generation delivery systems.
Net sales of Amitiza® for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor) were $37.1 million and $49.6 million, respectively. Net sales decreased $12.5 million, or 25.2%, for the three months ended September 30, 2022 (Successor), compared to the three months ended September 24, 2021 (Predecessor), driven primarily by a decline in royalties associated with loss of exclusivity in the U.S. Additional generic competitors are expected to enter in 2023.

Specialty Generics
Net sales from the Specialty Generics segment for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor) were $161.9 million and $147.5 million. Net sales increased $14.4 million, or 9.8%, for the three months ended September 30, 2022 (Successor), compared to the three months ended September 24, 2021 (Predecessor), primarily driven by an increase in API net sales of $10.2 million driven primarily by growth in acetaminophen (APAP) and an increase in generics net sales of $4.2 million driven primarily by growth in attention-deficit hyperactivity disorder ("ADHD") products.

Results of Operations
Three Months Ended September 30, 2022 (Successor) Compared with Three Months Ended September 24, 2021 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021	Percentage Change
U.S.	$415.5	$459.8	(9.6)%
Europe, Middle East and Africa	44.5	40.2	10.7
Other geographic areas	5.4	7.2	(25.0)
Net sales	$465.4	$507.2	(8.2)

Net sales for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor) were $465.4 million and $507.2 million, respectively. Net sales decreased $41.8 million, or 8.2%, for the three months ended September 30, 2022 (Successor), compared to the three months ended September 24, 2021 (Predecessor). This decrease was primarily driven by a decrease in net sales of Acthar Gel, INOmax and Amitiza within our Specialty Brands segment, as previously mentioned. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit. Gross profit for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor) was $15.5 million and $188.0 million, respectively. Gross profit margin was 3.3% and 37.1% for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor), respectively. These decreases were primarily driven by the decrease in net sales and a change in product mix, coupled with $129.1 million of inventory step-up amortization expense and $17.9 million of fresh-start inventory-related expense during the three months ended September 30, 2022 (Successor).
Selling, general and administrative expenses. Selling general and administrative ("SG&A") expenses for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor) were $129.2 million and $127.3 million, respectively. As a percentage of net sales, SG&A expenses were 27.8% and 25.1% for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor), respectively. These increases were primarily driven by $6.9 million of separation costs incurred during the three months ended September 30, 2022 (Successor) related to severance of Predecessor executives, compared to $0.1 million during the three months ended September 24, 2021 (Predecessor), coupled with $5.8 million of bad debt expense attributable to a customer bankruptcy during the three months ended September 30, 2022 (Successor). These increases were predominately offset by cost containment initiatives.

Research and development expenses. Research and development ("R&D") expenses for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor) were $28.3 million and $47.3 million, respectively. As a percentage of net sales, R&D expenses were 6.1% and 9.3% for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor), respectively. These decreases were primarily driven by cost containment initiatives coupled with the completion of certain development programs. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring charges, net. During the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor), we incurred $2.2 million and $11.0 million of restructuring charges, net, respectively, primarily related to employee severance and benefits.

Non-Operating Items
Interest expense and interest income. During the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor), net interest expense was $146.7 million and $48.7 million, respectively. During the three months ended September 30, 2022 (Successor), interest expense included $40.6 million and $24.0 million of accretion expense associated with our settlement obligations and debt, respectively. The three months ended September 30, 2022 (Successor) also reflect increased interest rates on our variable interest rate debt as compared to the three months ended September 24, 2021 (Predecessor). Interest expense during the predecessor periods included cash adequate protection payments on certain of our predecessor senior secured debt instruments. The three months ended September 24, 2021 (Predecessor) also included the recognition of a $9.6 million benefit to interest expense due to a lapse of certain statute of limitations.
Other expense, net. During the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor), we incurred other expense of $5.1 million and $3.5 million, respectively. The three months ended September 30, 2022 (Successor) included $5.1 million of unrealized losses on equity securities related to our investments in Silence Therapeutics plc ("Silence") and Panbela Therapeutics, Inc. ("Panbela"), while the three months ended September 24, 2021 (Predecessor) included an $8.3 million unrealized loss on equity securities, inclusive of foreign currency loss, related to Silence only. The three months ended September 24, 2021 (Predecessor) also included income from a $5.0 million one-time milestone receivable.
Reorganization items, net. During the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor), we recorded $14.2 million and $109.5 million in reorganization items, net, respectively driven entirely by professional fees related to the implementation of the Plan.
Income tax benefit. We recognized an income tax benefit of $24.9 million on a loss from continuing operations before income taxes of $310.2 million for the three months ended September 30, 2022 (Successor). This resulted in an effective tax rate of 8.0%. The income tax benefit was comprised of $20.5 million of current tax benefit and $4.4 million of deferred tax benefit. The current and deferred income tax benefits were predominately related to intangible asset amortization and activity attributed to fresh-start adjustments, partially offset by the utilization of loss carryforwards.
The income tax benefit of $24.9 million for the three months ended September 30, 2022 (Successor) was attributed to the jurisdictional mix of pretax earnings, separation costs, reorganization items, net and restructuring charges.
We recognized an income tax benefit of $32.0 million on a loss from continuing operations before income taxes of $301.0 million for the three months ended September 24, 2021 (Predecessor). This resulted in an effective tax rate of 10.6%. The income tax benefit was comprised of $26.2 million of current tax benefit and $5.8 million of deferred tax benefit. The current and deferred income tax benefits for the three months ended September 24, 2021 (Predecessor) were primarily impacted by intangible asset amortization, an increase to prepaid taxes and a decrease to uncertain tax positions partially offset by the utilization of loss carryforwards in non-valuation allowance jurisdictions.
The income tax benefit of $32.0 million for the three months ended September 24, 2021 (Predecessor) consisted of $16.9 million attributed to the jurisdictional mix of pretax earnings, $11.8 million attributed to uncertain tax positions and $4.3 million attributed to separation costs, reorganization items, net and restructuring charges, partially offset by $1.0 million attributed to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $0.4 million and $5.3 million during the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor), respectively. The income during the three months ended September 24, 2021 (Predecessor) primarily related to the recognition of tax benefits related to the release of tax and interest on unrecognized tax benefits due to lapses of certain statute of limitations related to the Nuclear Imaging business that we divested in 2017. The remaining activity in both periods related to various post-sale adjustments associated with our previous divestitures.

Period from June 17, 2022 through September 30, 2022 (Successor) and Period from January 1, 2022 through June 16, 2022 (Predecessor) Compared with Nine Months Ended September 24, 2021 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Nine Months Ended September 24, 2021	Percentage Change
U.S.	$490.2	$784.2	$1,274.4	$1,466.0	(13.1)%
Europe, Middle East and Africa	53.9	73.6	127.5	120.7	5.6
Other geographic areas	6.3	16.8	23.1	24.9	(7.2)
Net sales	$550.4	$874.6	$1,425.0	$1,611.6	(11.6)%

Net sales for the period June 17, 2022 through September 30, 2022 (Successor) were $550.4 million. Net sales for the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months ended September 24, 2021 (Predecessor) were $874.6 million and $1,611.6 million, respectively. Net sales decreased $186.6 million, or 11.6%, for the combined nine months ended September 30, 2022, compared to the nine months ended September 24, 2021 (Predecessor). This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of INOmax, Acthar Gel, Amitiza and Therakos. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross (loss) profit. Gross loss for the period June 17, 2022 through September 30, 2022 (Successor) was $1.7 million. Gross profit for the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months ended September 24, 2021 (Predecessor) was $292.6 million and $653.2 million, respectively. Gross profit margin was negative 0.3% for the period June 17, 2022 through September 30, 2022 (Successor), 33.5% for the period January 1, 2022 through June 16, 2022 (Predecessor) and 40.5% the nine months ended September 24, 2021 (Predecessor). The decrease during the period June 17, 2022 through September 30, 2022 (Successor) was primarily driven by the decrease in net sales and a change in product mix, coupled with $153.2 million of inventory step-up amortization expense and $20.3 million in fresh-start inventory-related expenses. The decrease during the period January 1, 2022 through June 16, 2022 (Predecessor) was primarily driven by a $13.6 million increase in amortization expense for the Amitiza intangible asset resulting from a change in amortization method as discussed further in Note 10 to notes to the unaudited condensed consolidated financial statements.
Selling, general and administrative expenses. SG&A expenses for the period June 17, 2022 through September 30, 2022 (Successor) were $159.5 million. SG&A expenses for the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months ended September 24, 2021 (Predecessor) were $275.3 million and $408.3 million, respectively. As a percentage of net sales, SG&A expenses were 29.0% for the period June 17, 2022 through September 30, 2022 (Successor), 31.5% for the period January 1, 2022 through June 16, 2022 (Predecessor) and 25.3% for the nine months ended September 24, 2021 (Predecessor). These increases were primarily driven by $16.1 million and $9.0 million of separation costs incurred during the period June 17, 2022 through September 30, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively, related to the severance for the former Chief Executive Officer ("CEO") and certain former executives of the Predecessor, expense associated with the Predecessor directors' and officers' insurance policies and professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence, respectively, compared to $1.0 million during the nine months ended September 24, 2021 (Predecessor). The increase also included an $11.1 million increase to certain of our environmental liabilities during the period January 1, 2022 through June 16, 2022 (Predecessor) coupled with a foreign currency remeasurement loss of $3.5 million and $15.8 million during the period June 17, 2022 through September 30, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively, compared to an $8.2 million loss during the nine months ended September 24, 2021 (Predecessor). These increases were partially offset by continued cost containment initiatives.
Research and development expenses. R&D expenses for the period June 17, 2022 through September 30, 2022 (Successor) were $34.5 million. R&D expenses for the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months ended September 24, 2021 (Predecessor) were $65.5 million and $166.3 million, respectively. As a percentage of net sales, R&D expenses were 6.3% for the period June 17, 2022 through September 30, 2022 (Successor), 7.5% for the period January 1, 2022 through June 16, 2022 (Predecessor) and 10.3% for the nine months ended September 24, 2021 (Predecessor). These decreases were driven by cost containment initiatives coupled with the completion of certain development programs. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring charges, net. During the period June 17, 2022 through September 30, 2022 (Successor), the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months ended September 24, 2021 (Predecessor), we incurred $3.3 million, $9.6 million and $17.5 million of restructuring charges, net, respectively, primarily related to employee severance and benefits.
Non-restructuring impairment charges. During the nine months ended September 24, 2021 (Predecessor), we recognized a full impairment on our Specialty Brands in-process research and development asset related to MNK-6105 and MNK-6106 of $64.5 million as we decided we would no longer pursue further development of this asset.

Non-Operating Items
Interest expense and interest income. During the period June 17, 2022 through September 30, 2022 (Successor), the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months ended September 24, 2021 (Predecessor), net interest expense was $167.7 million, $108.0 million and $158.8 million, respectively. During the period June 17, 2022 through September 30, 2022 (Successor), interest expense included $44.5 million and $27.8 million of accretion expense associated with our settlement obligations and debt, respectively. The period June 17, 2022 through September 30, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor) reflected increased interest rates on our variable interest rate debt as compared to the nine months ended September 24, 2021 (Predecessor). Interest expense during the predecessor periods included cash adequate protection payments on certain of our predecessor senior secured debt instruments. The nine months ended September 24, 2021 (Predecessor) also included the recognition of a $15.8 million benefit to interest expense due to a lapse of certain statute of limitations.
Other income (expense), net. During the period June 17, 2022 through September 30, 2022 (Successor), the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months ended September 24, 2021 (Predecessor), we recorded other income of $0.8 million, other expense of $14.6 million and other income of $15.9 million, respectively. The period January 1, 2022 through June 16, 2022 (Predecessor) included $5.8 million of miscellaneous credits and a $2.3 million gain related to our initial investment in equity securities of Panbela. The nine months ended September 24, 2021 (Predecessor) also included income of $9.0 million related to one-time milestone receivables. Remaining activity in all periods reflects the changes in the fair value of our investment in Silence, while the period June 17, 2022 through September 30, 2022 (Successor) included the change in the fair value of our investment in Panbela.
Reorganization items, net. During the period June 17, 2022 through September 30, 2022 (Successor), we recorded a loss of $17.7 million in reorganization items, net entirely driven by professional fees related to the implementation of the Plan. During the period January 1, 2022 through June 16, 2022 (Predecessor), we recorded a loss of $594.1 million in reorganization items, net driven primarily by the loss on fresh-start adjustments of $1,354.6 million, professional fees and lender fees of $205.4 million, a write off of predecessor directors' and officers' insurance policies of $9.2 million and adjustments to other claims of $5.4 million, partially offset by a gain on adjustments to LSTC of $943.7 million. During the nine months ended September 24, 2021 (Predecessor), we recorded a loss of $329.2 million in reorganization items, net, driven primarily by professional fees of $306.6 million and $23.1 million of deferred financing fee write-offs related to the predecessor term loans.
Income tax benefit. We recognized an income tax benefit of $34.6 million on a loss from continuing operations before income taxes of $383.6 million for the period from June 17, 2022 through September 30, 2022 (Successor). This resulted in an effective tax rate of 9.0%. The income tax benefit was comprised of $23.8 million of current tax benefit and $10.8 million of deferred tax benefit. The current and deferred income tax benefits were predominantly related to intangible asset amortization and activity attributed to fresh-start adjustments, partially offset by the utilization of loss carryforwards.
The income tax benefit of $34.6 million for the period from June 17, 2022 through September 30, 2022 (Successor) was attributed to the jurisdictional mix of pretax earnings, separation costs, reorganization items, net and restructuring charges.
We recognized an income tax benefit of $497.3 million on a loss from continuing operations before income taxes of $811.3 million for the period from January 1, 2022 through June 16, 2022 (Predecessor). This resulted in an effective tax rate of 61.3%. The income tax benefit was comprised of $23.9 million of current tax benefit and $473.4 million of deferred tax benefit.
The income tax benefit for the period from January 1, 2022 through June 16, 2022 (Predecessor) primarily consisted of the income tax impacts from reorganization and fresh-start adjustments, including adjustments to our valuation allowance. For the period January 1, 2022 through June 16, 2022 (Predecessor), we recorded an income tax benefit of $497.3 million, primarily for reorganization adjustments in the Predecessor period consisting of (1) $1,231.5 million of tax expense for the reduction in federal and state net operating loss ("NOL") carryforwards from the cancellation of debt income ("CODI") realized upon emergence and limitations under Sections 382 and 383 of the Internal Revenue Code ("IRC"); (2) $141.3 million of tax expense for the net decrease in deferred tax assets resulting from reorganization adjustments; and (3) $1,270.1 million of tax benefit for the reduction in the valuation allowance on our deferred tax assets; and fresh-start adjustments in the Predecessor period consisting of (4) $297.1 million of tax benefit for the net decrease in deferred tax liabilities resulting from fresh-start adjustments and (5) $285.3 million of tax benefit associated with the release of uncertain tax positions. The remaining tax benefit was attributable to the jurisdictional mix of pretax earnings during the Predecessor period.
We recognized an income tax benefit of $81.9 million on a loss from continuing operations before income taxes of $601.3 million for the nine months ended September 24, 2021 (Predecessor). This resulted in an effective tax rate of 13.6%. The income tax benefit was comprised of $62.8 million of current tax benefit and $19.1 million of deferred tax benefit. The current and deferred income tax benefits for the nine months ended September 24, 2021 (Predecessor) were primarily impacted by intangible asset amortization, an increase to prepaid taxes and a decrease to uncertain tax positions partially offset by the utilization of loss carryforwards in non-valuation allowance jurisdictions.
The income tax benefit of $81.9 million for the nine months ended September 24, 2021 (Predecessor) consisted of $55.9 million attributed to the jurisdictional mix of pretax earnings, $15.1 million attributed to uncertain tax positions and $11.0 million attributed to separation costs, reorganization items, net, and restructuring charges, partially offset by $0.1 million attributed to the CARES Act.
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
The Plan's tax effect, and impacts on our tax losses and credits, is expected to be finalized when the U.S. Federal income tax return that is due in 2023 is completed.
Income from discontinued operations, net of income taxes. We recorded income from discontinued operations of $0.4 million, $0.9 million and $6.0 million for the period June 17, 2022 through September 30, 2022 (Successor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the nine months ended September 24, 2021 (Predecessor), respectively. The income during the nine months ended September 24, 2021 (Predecessor) primarily related to the recognition of tax benefits related to the releases of tax and interest on unrecognized tax benefits due to lapses of certain statute of limitations related to the Nuclear Imaging business that we divested in 2017. The remaining activity in both periods related to various post-sale adjustments associated with our previous divestitures.

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

Three Months Ended September 30, 2022 (Successor) Compared with Three Months Ended September 24, 2021 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021	Percentage Change
Specialty Brands	$303.5	$359.7	(15.6)%
Specialty Generics	161.9	147.5	9.8
Net sales	$465.4	$507.2	(8.2)%

Specialty Brands. Net sales for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor) were $303.5 million and $359.7 million, respectively. Net sales decreased $56.2 million, or 15.6%, for the three months ended September 30, 2022 (Successor), compared to the three months ended September 24, 2021 (Predecessor). As previously discussed, the decrease in net sales was primarily driven by a $17.7 million, or 12.3%, decrease in Acthar Gel, a $17.7 million, or 18.0%, decrease in INOmax and a $12.5 million, or 25.2% decrease in Amitiza.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021	Percentage Change
U.S.	$284.3	$337.5	(15.8)%
Europe, Middle East and Africa	16.5	18.4	(10.3)
Other	2.7	3.8	(28.9)
Net sales	$303.5	$359.7	(15.6)%

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended September 30, 2022	Three Months Ended September 24, 2021	Percentage Change
Acthar Gel	$125.7	$143.4	(12.3)%
INOmax	80.7	98.4	(18.0)
Ofirmev	—	4.7	(100.0)
Therakos	58.0	62.5	(7.2)
Amitiza	37.1	49.6	(25.2)
Other	2.0	1.1	81.8
Specialty Brands	$303.5	$359.7	(15.6)%

Specialty Generics. Net sales for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor) were $161.9 million and $147.5 million, respectively. Net sales increased $14.4 million, or 9.8%, for the three months ended September 30, 2022 (Successor), compared to the three months ended September 24, 2021 (Predecessor). As previously discussed, the increase in net sales was due to an increase in API net sales of $10.2 million, or 13.8%, primarily related to APAP, coupled with an increase in generics net sales of $4.2 million, or 5.7%, primarily related to ADHD products.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended September 30, 2022	Three Month Ended September 24, 2021	Percentage Change
U.S.	$131.2	$122.3	7.3%
Europe, Middle East and Africa	28.0	21.8	28.4
Other	2.7	3.4	(20.6)
Net sales	$161.9	$147.5	9.8%

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended September 30, 2022	Three Month Ended September 24, 2021	Percentage Change
Opioids	$46.5	$46.5	—%
ADHD	11.6	8.7	33.3
Addiction treatment	16.6	15.3	8.5
Other	2.9	2.9	—
Generics	77.6	73.4	5.7
Controlled substances	19.7	19.4	1.5
APAP	57.9	49.6	16.7
Other	6.7	5.1	31.4
API	84.3	74.1	13.8
Specialty Generics	$161.9	$147.5	9.8%

Operating Loss
Operating income by segment and as a percentage of segment net sales for the three months ended September 30, 2022 (Successor) and the three months September 24, 2021 (Predecessor) is shown in the following table (dollars in millions):

	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Month Ended September 24, 2021
Specialty Brands (1)	$43.7	$189.9
Specialty Generics (2)	(9.0)	15.2
Segment operating income	34.7	205.1
Unallocated amounts:
Corporate and unallocated expenses (3)	(15.0)	(20.8)
Depreciation and amortization	(148.5)	(168.4)
Share-based compensation	(0.5)	(2.4)
Restructuring charges, net	(2.2)	(11.0)
Non-restructuring impairment charges	—	—
Separation costs (4)	(6.9)	(0.1)
Opioid-related litigation settlement loss	—	(125.0)
Bad debt expense - customer bankruptcy	(5.8)	—
Total operating loss	$(144.2)	$(122.6)
(1)Includes $115.3 million of inventory fair-value step-up expense during the three months ended September 30, 2022 (Successor).
(2)Includes $17.9 million of fresh-start inventory-related expense primarily driven by the Company's change in accounting estimate as disclosed in Note 1 of the notes to the unaudited condensed consolidated financial statements and $13.8 million of inventory fair-value step-up expense during the three months ended September 30, 2022 (Successor).
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(4)Represents costs included in SG&A, primarily related to expenses incurred related to the severance for certain former executives of the Predecessor, in addition to professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence.
Specialty Brands. Operating income for the three months ended September 30, 2022 (Successor) and September 24, 2021 (Predecessor) was $43.7 million and $189.9 million, respectively. Operating income decreased $146.2 million, or 77.0%, for the three months ended September 30, 2022 (Successor) when compared to the three months ended September 24, 2021 (Predecessor). Operating margin decreased to 14.4% for the three months ended September 30, 2022 (Successor), compared with 52.8% for the three months ended September 24, 2021 (Predecessor). These decreases were primarily driven by $115.3 million of inventory fair-value step-up expense during the three months ended September 30, 2022 (Successor) coupled with a $56.2 million decrease to combined net sales as discussed above, resulting in a $165.0 million decrease in combined gross profit. The decrease in operating income is partially offset by a $15.6 million decrease in R&D expense coupled with a $3.1 million decrease in SG&A expenses primarily driven by continued cost containment initiatives.
Specialty Generics. The three months ended September 30, 2022 (Successor) had an operating loss of $9.0 million compared to operating income of $15.2 million for the three months ended September 24, 2021 (Predecessor). Operating income decreased $24.2 million, or 159.2%, for the three months ended September 30, 2022 (Successor) compared to the three months ended September 24,

2021 (Predecessor). Operating margin decreased to negative 5.6% for the three months ended September 30, 2022 (Successor), compared with 10.3% for the three months ended September 24, 2021 (Predecessor). These decreases were primarily attributable to $17.9 million of fresh-start inventory-related expense and $13.8 million of inventory fair-value step-up expense during the three months ended September 30, 2022 (Successor), resulting in a decrease in gross profit of $23.8 million, or 57.6%, partially offset by an increase of $14.5 million in net sales.
Corporate and unallocated expenses. Corporate and unallocated expenses were $15.0 million and $20.8 million for the period July 2, 2022 through September 30, 2022 (Successor) and the three months ended September 24, 2021 (Predecessor), respectively. Corporate and unallocated expenses decreased by $5.8 million for the three months ended September 30, 2022 (Successor) compared to the three months ended September 24, 2021 (Predecessor), which was primarily driven by continued cost containment initiatives.

Period from June 17, 2022 through September 30, 2022 (Successor) and Period from January 1, 2022 through June 16, 2022 (Predecessor) Compared with Nine Months Ended September 24, 2021 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Nine Months Ended September 24, 2021	Percentage Change
Specialty Brands	$361.7	$587.1	$948.8	$1,149.6	(17.5)%
Specialty Generics	188.7	287.5	476.2	462.0	3.1
Net sales	550.4	$874.6	$1,425.0	$1,611.6	(11.6)%

Specialty Brands. Net sales for the period June 17, 2022 through September 30, 2022 (Successor) were $361.7 million. Net sales for the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months ended September 24, 2021 (Predecessor) were $587.1 million and $1,149.6 million, respectively. Net sales decreased $200.8 million, or 17.5%, for the combined nine months ended September 30, 2022, compared to the nine months ended September 24, 2021 (Predecessor). The decrease in combined net sales was primarily driven by a decrease of $78.3 million, or 23.1% in INOmax, a decrease of $48.8 million, or 11.5%, in Acthar Gel, a decrease of $31.4 million, or 20.2%, in Amitiza, a decrease of $21.7 million, or 90.4%, in Ofirmev and a decrease of $20.0 million, or 10.1%, in Therakos.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Nine Months Ended September 24, 2021	Percentage Change
U.S.	$339.4	$547.1	$886.5	$741.3	19.6%
Europe, Middle East and Africa	19.3	29.2	48.5	37.3	30.0
Other	3.0	10.8	13.8	11.3	22.1
Net sales	$361.7	$587.1	$948.8	$789.9	20.1%

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Nine Months Ended September 24, 2021	Percentage Change
Acthar Gel	$153.2	$221.9	$375.1	$423.9	(11.5)%
INOmax	94.2	165.8	260.0	338.3	(23.1)
Ofirmev	(0.2)	2.5	2.3	24.0	(90.4)
Therakos	68.2	109.6	177.8	197.8	(10.1)
Amitiza	42.9	81.5	124.4	155.8	(20.2)
Other	3.4	5.8	9.2	9.8	(6.1)
Specialty Brands	$361.7	$587.1	$948.8	$1,149.6	(17.5)%

Specialty Generics. Net sales for the period June 17, 2022 through September 30, 2022 (Successor) were $188.7 million. Net sales for the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months ended September 24, 2021 (Predecessor) were $287.5 million and $462.0 million, respectively. Net sales increased $14.2 million, or 3.1%, for the combined nine months ended September 30, 2022, compared to the nine months ended September 24, 2021 (Predecessor). The increase in combined net sales was primarily driven by an increase in API of $18.2 million, partially offset by a decrease in generics of $4.0 million.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Nine Months Ended September 24, 2021	Percentage Change
U.S.	$150.8	$237.1	$387.9	$264.9	46.4%
Europe, Middle East and Africa	34.6	44.4	79.0	43.2	82.9
Other	3.3	6.0	9.3	6.4	45.3
Net sales	$188.7	$287.5	$476.2	$314.5	51.4%

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Nine Months Ended September 24, 2021	Percentage Change
Opioids	$55.2	$88.8	$144.0	$155.0	(7.1)%
ADHD	13.4	17.5	30.9	24.8	24.6
Addiction treatment	19.1	30.0	49.1	47.7	2.9
Other	3.0	4.9	7.9	8.4	(6.0)
Generics	90.7	141.2	231.9	235.9	(1.7)
Controlled substances	21.4	37.6	59.0	62.4	(5.4)
APAP	69.2	96.5	165.7	146.8	12.9
Other	7.4	12.2	19.6	16.9	16.0
API	98.0	146.3	244.3	226.1	8.0
Specialty Generics	$188.7	$287.5	$476.2	$462.0	3.1%

Operating Loss
Operating income by segment and as a percentage of segment net sales for the period June 17, 2022 through September 30, 2022 (Successor), the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months September 24, 2021 (Predecessor) is shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Nine Months Ended September 24, 2021
Specialty Brands (1)	$48.2	$267.2	$315.4	$588.6
Specialty Generics (2)	(8.7)	65.3	56.6	73.8
Segment operating income	39.5	332.5	372.0	662.4
Unallocated amounts:
Corporate and unallocated expenses (3)	(15.9)	(48.2)	(64.1)	(69.1)
Depreciation and amortization	(196.9)	(321.8)	(518.7)	(506.1)
Share-based compensation	(0.5)	(1.7)	(2.2)	(8.4)
Restructuring charges, net	(3.3)	(9.6)	(12.9)	(17.5)
Non-restructuring impairment charges	—	—	—	(64.5)
Separation costs (4)	(16.1)	(9.0)	(25.1)	(1.0)
Opioid-related litigation settlement loss	—	—	—	(125.0)
Bad debt expense - customer bankruptcy	(5.8)	—	(5.8)	—
Total operating loss	$(199.0)	$(57.8)	$(256.8)	$(4.2)
(1)Includes $136.6 million of inventory fair-value step-up expense during the period from June 17, 2022 through September 30, 2022 (Successor).
(2)Includes $20.3 million of fresh-start inventory-related expense primarily driven by the Company's change in accounting estimate as disclosed in Note 1 of the notes to the unaudited condensed consolidated financial statements and $16.6 million of inventory fair-value step-up expense during the period from June 17, 2022 through September 30, 2022 (Successor).
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to our reportable segments.
(4)Represents costs included in SG&A, primarily related to expenses incurred related to severance for the former CEO and certain former executives of the Predecessor and the Predecessor directors' and officers' insurance policies, in addition to professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence.
Specialty Brands. Operating income for the period June 17, 2022 through September 30, 2022 (Successor) was $48.2 million. Operating income for the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months September 24, 2021 (Predecessor) was $267.2 million and $588.6 million, respectively. Operating income decreased $273.2 million, or 46.4%, for the combined nine months ended September 30, 2022 when compared to the nine months ended September 24, 2021 (Predecessor). Operating margin decreased to 33.2% for the combined nine months ended September 30, 2022 from 51.2% for the nine months ended September 24, 2021 (Predecessor). These decreases in operating income and margin were primarily driven by the $200.8 million, or 17.5%, decrease in combined net sales and a change in product mix over the same period, coupled with $136.6 million of inventory fair-value step-up expense during the period June 17, 2022 through September 30, 2022 (Successor), which resulted in a $315.9 million decrease in combined gross profit. The decrease in combined gross profit was partially offset by $13.2 million of royalty expense incurred during the nine months ended September 24, 2021 that did not recur during the period January 1, 2022 through June 16, 2022 (Predecessor) or the period June 17, 2022 through September 30, 2022 (Successor) as these costs were classified as reorganization items, net as a result of the royalty obligation discharges as described within Note 13 of the notes to the unaudited condensed consolidated financial statements. Additionally, combined SG&A expenses increased $10.6 million primarily driven by a foreign currency remeasurement loss of $14.3 million during the combined nine months ended September 30, 2022 compared to a loss of $7.6 million during the nine months ended September 24, 2021 (Predecessor). Partially offsetting the decrease in operating income and serving to increase operating margin was a $53.2 million, or 40.0%, decrease in combined R&D expenses driven by continued cost containment initiatives.
Specialty Generics. Operating loss for the period June 17, 2022 through September 30, 2022 (Successor) was $8.7 million. Operating income for the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months September 24, 2021 (Predecessor) was $65.3 million and $73.8 million, respectively. Operating income decreased $17.2 million, or 23.3%, for the combined nine months ended September 30, 2022 when compared to the nine months ended September 24, 2021 (Predecessor). Operating margin increased to 11.9% for the combined nine months ended September 30, 2022, compared with 16.0% for the nine months ended September 24, 2021 (Predecessor). The decrease in combined operating income and operating margin was primarily attributable to $20.3 million of fresh-start inventory-related expense primarily driven by the Company's change in accounting estimate and $16.6 million of inventory fair-value step-up expense during the period from June 17, 2022 through September 30, 2022 (Successor), partially offset by a $14.2 million increase to combined net sales resulting in a net decrease in combined gross profit of

$26.4 million, or 16.6%. The decrease in combined operating income and operating margin was also partially offset by a $9.7 million decrease in combined R&D expense driven by continued cost containment initiatives.
Corporate and unallocated expenses. Corporate and unallocated expenses were $15.9 million, $48.2 million and $69.1 million for the period June 17, 2022 through September 30, 2022 (Successor), the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months September 24, 2021 (Predecessor), respectively. Corporate and unallocated expenses decreased by $5.0 million for the combined nine months ended September 30, 2022 compared to the nine months ended September 24, 2021. The combined decrease in corporate and unallocated expenses was predominately driven by continued cost containment initiatives. This decrease was partially offset by an $11.1 million increase to certain of our environmental liabilities during the period January 1, 2022 through June 16, 2022 (Predecessor), coupled with a $7.6 million gain related to the change in the fair value of our contingent consideration liabilities during the nine months ended September 24, 2021 compared to a $0.8 million gain during the period June 17, 2022 through September 30, 2022 (Successor).

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
Pursuant to the Plan, we will make payments of $200.0 million and $16.5 million, inclusive of interest, related to our opioid and Acthar Gel-related settlements, respectively, upon the one-year anniversary of the Effective Date. Additionally, we expect to receive CARES Act tax refunds totaling $135.9 million, excluding related interest, within the next twelve months.
In September 2022, our Board of Directors authorized us to utilize certain cash to reduce our outstanding debt at a discount. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. During the period June 17, 2022 through September 30, 2022 (Successor), we repurchased debt that aggregated to a principal amount of $8.2 million and $1.0 million related to our 10.00% second lien senior secured notes due 2029 and 10.00% second lien senior secured notes due 2025, respectively.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Successor	Predecessor
	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Nine Months Ended September 24, 2021
Net cash from:
Operating activities	$19.3	$(642.3)	$406.4
Investing activities	49.6	(33.0)	(22.1)
Financing activities	(17.3)	(278.7)	(128.2)
Effect of currency exchange rate changes on cash and cash equivalents	(3.7)	(3.9)	(0.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	$47.9	$(957.9)	$255.2

Operating Activities
Net cash provided by operating activities of $19.3 million for the period June 17, 2022 through September 30, 2022 (Successor) was attributable to a net loss of $348.6 million, adjusted for non-cash items of $264.6 million, driven by depreciation and amortization of $196.9 million and accretion on our settlement obligations and debt of $72.3 million, partially offset with $103.3 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $150.9 million decrease in inventory primarily driven by the fair-value step-up expense of $153.2 million and a $9.2 million decrease in accounts receivable primarily due to lower net sales, partially offset by a $27.8 million net cash outflow related to an increase in prepaid income taxes coupled with a $17.4 million net cash outflow in other working capital driven by a decrease in our accrued liabilities and a $11.6 million net cash outflow related to a decrease in accounts payable.
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
Net cash provided by operating activities of $406.4 million for the nine months ended September 24, 2021 (Predecessor) was attributable to a net loss of $513.4 million, adjusted for non-cash items of $577.2 million driven by depreciation and amortization of $506.1 million and a non-cash impairment charge of $64.5 million. This net loss was also offset by cash provided from net investment in working capital of $342.6 million, which was primarily driven by an $105.7 million decrease in accounts receivable, an $40.4 million net cash inflow related to other assets and liabilities primarily driven by an increase in accrued professional fees and a $92.5 million decrease in net tax receivables driven by the receipt of CARES Act income tax refunds, partially offset by an increase in prepaid income taxes. These inflows were partially offset by a $30.9 million increase in inventory.

Investing Activities
Net cash provided by investing activities was $49.6 million for the period June 17, 2022 through September 30, 2022 (Successor) primarily driven by the sale of our PRV for $100.0 million in which we received from the buyer $65.0 million and the buyer remitted $35.0 million to the General Unsecured Claims Trustee pursuant to the terms of (i) the Plan, and (ii) the General Unsecured Claims Trust Agreement entered into in connection with the Plan as previously discussed, partially offset by capital expenditures of $15.6 million.
Net cash used in investing activities was $33.0 million for the period January 1, 2022 through June 16, 2022 (Predecessor), primarily driven by $33.4 million in capital expenditures.
Net cash used in investing activities was $22.1 million for the three months ended September 24, 2021 (Predecessor) primarily attributable to $39.2 million in capital expenditures, partially offset by $16.5 million in proceeds received related to the sale of a portion of our Hemostasis business in fiscal 2018.
Under our term loan credit agreement and our notes, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loans and offer to repurchase certain of our notes.

Financing Activities
Net cash used in financing activities was $17.3 million for the period June 17, 2022 through September 30, 2022 (Successor) driven entirely by debt repayments of $12.7 million on our variable-rate term loans and open market debt repurchases at a discount that aggregated to a total principal amount of $9.2 million.
Net cash used in financing activities was $278.7 million for the period January 1, 2022 through June 16, 2022 (Predecessor) which was inclusive of debt repayments of $904.6 million inclusive of the repayment of our predecessor revolving credit facility of $900.0 million, as well as $24.1 million of debt issuance costs, partially offset by $650.0 million in proceeds from the 11.50% first lien senior secured notes due December 2028.
Net cash used in financing activities was $128.2 million for the nine months ended September 24, 2021 (Predecessor) driven entirely by debt repayments, which included a $114.0 million mandatory prepayment on our predecessor senior secured term loans.

Commitments and Contingencies
Emergence from Voluntary Reorganization
See Note 2 of the notes to the unaudited condensed consolidated financial statements for further information on the Plan and emergence from Chapter 11 on the Effective Date as of September 30, 2022 (Successor).

Legal Proceedings
See Note 13 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of September 30, 2022 (Successor).

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
We believe that our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Refer to Note 1 of the notes to the unaudited condensed consolidated financial statements for the changes to the underlying accounting assumptions and estimates used in the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (Predecessor).

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "anticipate," "approximately," "estimate," "predict," "potential," "continue," "may," "could," "should" or the negative of these terms or similar expressions. Forward-looking statement include, but are not limited to, statements regarding:
•the comparability of our post-emergence financial results to our historical results and the projections we filed with the Bankruptcy Court;
•changes in our business strategy that may be implemented by our Board of Directors;
•the listing of our ordinary shares on NYSE American;
•the emergence of an active trading market for our ordinary shares and fluctuations in their market price and trading volume;
•our tax treatment by the IRS under IRC Section 7874 and Section 382;
•our repurchases of debt securities;
•the effects of the Chapter 11 Cases on our liquidity, results of operations and businesses and those of our subsidiaries;
•governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our historical commercialization of opioids, including the agreement set forth in the Plan regarding a global settlement to resolve all opioid-related claims;
•the settlement set forth in the Plan with governmental parties to resolve certain disputes relating to Acthar Gel;
•the ability to maintain relationships with our suppliers, customers, employees and other third parties as a result of, and following, the Chapter 11 Cases;
•the possibility that we may be unable to achieve our business and strategic goals even now that the Plan is successfully consummated;
•the non-dischargeability of certain claims against us as part of the bankruptcy process;
•developing, funding and executing our business plan and continuing as a going concern;
•our post-bankruptcy capital structure;
•scrutiny from governments, legislative bodies and enforcement agencies related to sales, marketing and pricing practices;
•pricing pressure on certain of our products due to legal changes or changes in insurers’ reimbursement practices resulting from recent increased public scrutiny of healthcare and pharmaceutical costs;
•the impact of the outbreak of the COVID-19 coronavirus;
•the reimbursement practices of governmental health administration authorities, private health coverage insurers and other third-party payers;
•complex reporting and payment obligations under the Medicare and Medicaid rebate programs and other governmental purchasing and rebate programs;

•cost containment efforts of customers, purchasing groups, third-party payers and governmental organizations;
•changes in or failure to comply with relevant laws and regulations;
•our and our partners’ ability to successfully develop or commercialize new products or expand commercial opportunities;
•our ability to navigate price fluctuations;
•competition;
•our and our partners’ ability to protect intellectual property rights;
•limited clinical trial data for Acthar Gel;
•clinical studies and related regulatory processes;
•product liability losses and other litigation liability;
•material health, safety and environmental liabilities;
•potential indemnification liabilities to Covidien pursuant to the separation and distribution agreement;
•business development activities;
•retention of key personnel;
•the effectiveness of information technology infrastructure including cybersecurity and data leakage risks;
•customer concentration;
•our reliance on certain individual products that are material to our financial performance;
•our ability to receive procurement and production quotas granted by the U.S. Drug Enforcement Administration;
•complex manufacturing processes;
•conducting business internationally;
•our ability to achieve expected benefits from restructuring activities;
•our significant levels of intangible assets and related impairment testing;
•labor and employment laws and regulations;
•natural disasters or other catastrophic events;
•our substantial indebtedness, our ability to generate sufficient cash to reduce our indebtedness and our potential need and ability to incur further indebtedness;
•our ability to generate sufficient cash to service indebtedness even now that the prepetition indebtedness has been restructured;
•restrictions on our operations contained in the agreements governing our indebtedness;
•our variable rate indebtedness;
•future changes to U.S. and foreign tax laws or the impact of disputes with governmental tax authorities; and
•the impact of Irish laws.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements due to a number of factors in addition to those discussed elsewhere herein, including the risk factors included within Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Predecessor) and within Part II, Item 1A of this Quarterly Report on Form 10-Q, and the factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included in Part I, Item 2 of this Quarterly Report on Form 10-Q and Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Predecessor). There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
These forward-looking statements are made as of the filing date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation to update these forward-looking statements other than as required by law. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 (Successor) that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 13 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of September 30, 2022 (Successor), which is incorporated herein by reference.

Item 1A.	Risk Factors.
Except for the risk factors included below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 (Predecessor), filed with the SEC on March 15, 2022.

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
Upon emergence from bankruptcy, we qualified for and adopted fresh-start accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 852, Reorganizations, which on the Effective Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh-start reporting date. Fresh-start accounting requires that new fair values be established for our assets, liabilities, and equity as of the Effective Date. The Effective Date fair values of the Successor's assets and liabilities may differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the financial statements for the period after June 16, 2022 will not be comparable with the financial statements prior to and including June 16, 2022. Our unaudited condensed consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date and may be different from historical trends. This will make it difficult for shareholders to assess our performance in relation to prior periods. See Note 3 "Fresh-Start Accounting" to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for additional information.

Upon our emergence from bankruptcy, our Board of Directors was changed and may implement changes in our business strategy that could affect the scope and results of our operations.
Our corporate business strategy is subject to continued development, evaluation and implementation by our management and Board of Directors. Pursuant to the Plan, the composition of our Board of Directors changed significantly following our emergence from bankruptcy. Our Board of Directors is now made up of nine directors, with a new non-executive Chairman of the Board, all of whom have not previously served on our Board of Directors. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board of Directors of the Company prior to our emergence from bankruptcy and, thus, may have different views on the issues that will determine our future, including our strategic plans and priorities. The Board of Directors may determine, from time to time, to implement changes in our business strategy which may affect our operations and the future strategy and plans of the Company and differ materially from those of the past. There is, however, no guarantee that the strategic initiatives and plans, whether current or future, of the Board of Directors will be implemented in a timely manner or at all and, consequently, there is no guarantee that the operational and financial objectives of the Board of Directors will be achieved in a timely manner or at all.

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

We have contractual and court-ordered compliance obligations that if violated could result in exclusion from participation in federal healthcare programs and monetary, injunctive or other sanctions.
In March 2022, we entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services (OIG-HHS). The CIA has a five-year term and requires, among other things, enhancements to our compliance program, fulfillment of self-reporting, monitoring and training obligations, management certifications and resolutions from the Mallinckrodt board of directors. In addition, we are required to retain an independent review organization to conduct annual reviews of certain Company systems and transactions related to Specialty Brands government pricing and patient assistance activities. Complying with the CIA requires the expenditure of significant resources and management time. If we fail to comply with the terms of the CIA, we may be subject to significant monetary penalties and/or exclusion from participation in federal health care programs, including Medicare.
Additionally, a failure to meet the requirements or terms of an injunction entered by the Bankruptcy Court placing obligations on certain Mallinckrodt entities with respect to the operation of their opioid business (Operating Injunction) could lead to adverse action by the Bankruptcy Court, one or more State or Territory Attorneys General, or other enforcement authorities. Such actions may result in monetary, injunctive or other sanctions, as well as increased legal fees and costs associated with such actions. Such actions and associated violations may also increase the Company’s risk for future lawsuits or other actions by third parties related to the opioid business.

The United States could treat Mallinckrodt plc (parent corporation) as a U.S. taxpayer under IRC Section 7874.
Following the emergence from bankruptcy, Mallinckrodt plc continues to be an Irish tax resident. The Internal Revenue Service ("IRS") may, however, assert that Mallinckrodt plc should be treated as a U.S. corporation for U.S. federal income tax purposes pursuant to IRC Section 7874. For U.S. federal income tax purposes, a corporation is generally considered to be tax resident in the jurisdiction of its organization or incorporation. Because Mallinckrodt plc is an Irish incorporated entity, it would generally be classified as a foreign corporation under these rules. IRC Section 7874 provides an exception to this general rule under which a foreign corporation may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes if the following requirements are met: (i) the foreign corporation completes the direct or indirect acquisition of substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring the outstanding shares of the U.S. corporation), (ii) the former shareholders of the acquired U.S. corporation hold at least 80% (or 60% in certain circumstances) of the shares of the foreign acquiring corporation, and (iii) the foreign corporation's "expanded affiliated group" does not have substantial business activities in the foreign corporation's country of organization or incorporation compared to the expanded affiliated group's worldwide activities. Although it is not free from doubt, we believe that after implementation of the plan of reorganization, Mallinckrodt plc should not be treated as acquiring directly or indirectly substantially all of the properties of a U.S. corporation and, as a result, Mallinckrodt plc is not expected to be treated as a U.S. corporation or otherwise subject to the adverse tax consequences of IRC Section 7874. The law and the Treasury Regulations promulgated under IRC Section 7874 are, however, unclear and there can be no assurance that the IRS will agree with this conclusion. If it is determined that IRC Section 7874 is applicable, Mallinckrodt plc would be treated as a U.S. corporation for U.S. federal income tax purposes which could result in additional adverse tax consequences. In addition, although Mallinckrodt plc would be treated as a U.S. corporation for U.S. federal income tax purposes, it would also be considered an Irish tax resident for Irish tax and other non-U.S. tax purposes.

The IRS may interpret Section 382 limitation and CODI attribution rules differently.
In general, Section 382 of the IRC, provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses ("BILs"), against future taxable income in the event of a change in ownership. Emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of Section 382. Any discharge of our external or internal debt obligations as a result of the Chapter 11 filing for an amount less than the adjusted issue price may give rise to CODI, which must either be included in our taxable income or result in a reduction to our tax attributes. U.S. tax attributes subject to reduction include: (i) NOLs and NOL carryforwards; (ii) credit carryforwards (iii) capital losses and capital loss carryforwards; and (iv) the tax basis of our depreciable, amortizable and other assets. The amount of our post ownership change annual U.S. taxable income that can be offset by the pre-ownership change U.S. NOLs and BILs generally cannot exceed an amount equal to the product of (a) the applicable federal long-term tax exempt rate in effect on the date of the ownership change and (b) the value of our U.S. affiliate stock immediately prior to implementation of the Plan (the "Annual Limitation"). The Annual Limitation may also be increased or decreased during the first five years post ownership change for certain realized built-in-gains or realized BILs, respectively. Our interpretation of the impact of the IRC's limitations on the utilization of tax attributes after the ownership change caused by the emergence from bankruptcy may differ from the IRS' interpretation. Any additional limitations on our ability to prospectively use these tax attributes may have an adverse effect on our prospective cash flow.

Although our ordinary shares recently began to trade on the NYSE American stock exchange, an active trading market may not develop and the price and trading volume of our ordinary shares may fluctuate significantly.
Our ordinary shares were previously delisted from the NYSE, and the subsequent cancellation of our ordinary shares and issuance of new ordinary shares in connection with our emergence from bankruptcy resulted in reduced liquidity for investors seeking to buy or sell our ordinary shares. Our ordinary shares were quoted on the OTC Pink Current Market after our emergence from bankruptcy. On October 27, 2022, our ordinary shares began to trade on the NYSE American stock exchange, and trading on the OTC Pink Current Market ceased concurrent with the NYSE American listing. To maintain listing on this market, we must meet certain listing requirements, including requirements for a minimum stockholders' equity, minimum market capitalization or total assets and revenue, minimum public float, minimum market value of public float, minimum number of round lot shareholders, and continued business operations. If our ordinary shares are delisted for any reason, it could reduce the value of our ordinary shares and liquidity.
We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become, and there can be no assurance that there will be an active trading market for our ordinary shares, either now or in the future. If an active trading market does not develop, holders of our shares may have difficulty selling any of our ordinary shares that may now be owned or may be purchased later. In addition, the number of investors willing to hold or acquire our ordinary shares may be reduced, the trading price of our ordinary shares may be depressed, we may receive decreased news and analyst coverage and we may be limited in our ability to issue additional securities or obtain additional financing in the future on terms acceptable to us, or at all.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
During the three months ended September 30, 2022 (Successor), there were no repurchases of our ordinary shares.

Item 6.	Exhibits.

Exhibit Number	Exhibit

10.1	Form of Mallinckrodt Pharmaceuticals 2022 Stock and Incentive Plan Terms and Conditions of Restricted Unit Award to Non-Employee Director.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2022 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PLC

By:	/s/ Bryan M. Reasons
Bryan M. Reasons Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Date: November 8, 2022