Form 10-Q
period 2023-03-31
Mallinckrodt plc
filed 2023-05-09
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 5, 2023, the registrant had 13,170,932 ordinary shares outstanding at $0.01 par value.

MALLINCKRODT PLC
INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor).	2
	Condensed Consolidated Statements of Comprehensive Operations for the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor).	3
	Condensed Consolidated Balance Sheets as of March 31, 2023 (Successor) and December 30, 2022 (Successor).	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor).	5
	Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor).	6
	Notes to Condensed Consolidated Financial Statements.	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29
Item 4.	Controls and Procedures.	30

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	31
Item 1A.	Risk Factors.	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 6.	Exhibits.	32

SIGNATURES		33

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Net sales	$424.6	$490.9
Cost of sales	374.8	315.2
Gross profit	49.8	175.7
Selling, general and administrative expenses	122.9	152.5
Research and development expenses	28.3	37.2
Restructuring charges, net	1.2	6.8
Operating loss	(102.6)	(20.8)
Interest expense	(162.0)	(58.2)
Interest income	4.7	0.4
Other expense, net	(14.6)	(4.1)
Reorganization items, net	(5.6)	(43.4)
Loss from continuing operations before income taxes	(280.1)	(126.1)
Income tax benefit	(30.8)	(5.9)
Loss from continuing operations	(249.3)	(120.2)
Income from discontinued operations, net of income taxes	—	0.6
Net loss	$(249.3)	$(119.6)

Basic (loss) income per share (Note 5):
Loss from continuing operations	$(18.93)	$(1.42)
Income from discontinued operations	—	0.01
Net loss	$(18.93)	$(1.41)
Basic weighted-average shares outstanding	13.2	84.7

Diluted (loss) income per share (Note 5):
Loss from continuing operations	$(18.93)	$(1.42)
Income from discontinued operations	—	0.01
Net loss	$(18.93)	$(1.41)
Diluted weighted-average shares outstanding	13.2	84.7

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited, in millions)

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Net loss	$(249.3)	$(119.6)
Other comprehensive loss, net of tax:
Currency translation adjustments	1.8	0.2
Derivatives, net of tax	(4.3)	—
Benefit plans, net of tax	(0.1)	(0.2)
Total other comprehensive loss, net of tax	(2.6)	—
Comprehensive loss	$(251.9)	$(119.6)

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	Successor
	March 31, 2023	December 30, 2022
Assets
Current Assets:
Cash and cash equivalents	$480.0	$409.5
Accounts receivable, less allowance for doubtful accounts of $5.1 and $4.4	395.1	405.3
Inventories	895.4	947.6
Prepaid expenses and other current assets	120.7	273.4
Total current assets	1,891.2	2,035.8
Property, plant and equipment, net	454.4	457.6
Intangible assets, net	2,710.6	2,843.8
Deferred income taxes	509.4	475.5
Other assets	205.2	201.1
Total Assets	$5,770.8	$6,013.8

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$44.1	$44.1
Accounts payable	86.4	114.0
Accrued payroll and payroll-related costs	35.4	49.5
Accrued interest	76.8	29.0
Acthar Gel-Related Settlement	16.5	16.5
Opioid-Related Litigation Settlement liability	200.0	200.0
Accrued and other current liabilities	234.5	290.7
Total current liabilities	693.7	743.8
Long-term debt	3,041.6	3,027.7
Acthar Gel-Related Settlement	81.2	75.0
Opioid-Related Litigation Settlement liability	419.6	379.9
Pension and postretirement benefits	41.2	41.0
Environmental liabilities	35.6	35.8
Other income tax liabilities	18.5	18.2
Other liabilities	75.0	78.7
Total Liabilities	4,406.4	4,400.1
Shareholders' Equity:
Successor preferred shares, $0.01 par value, 500,000,000 authorized; none issued and outstanding	—	—
Successor ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Successor ordinary shares, $0.01 par value, 500,000,000 authorized; 13,170,932 issued and outstanding	0.1	0.1
Additional paid-in capital	2,193.6	2,191.0
Accumulated other comprehensive income	8.2	10.8
Retained deficit	(837.5)	(588.2)
Total Shareholders' Equity	1,364.4	1,613.7
Total Liabilities and Shareholders' Equity	$5,770.8	$6,013.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Cash Flows From Operating Activities:
Net loss	$(249.3)	$(119.6)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	145.1	177.2
Share-based compensation	2.6	1.2
Deferred income taxes	(33.4)	(0.9)
Reorganization items, net	—	2.9
Non-cash accretion expense	69.9	—
Other non-cash items	20.0	12.3
Changes in assets and liabilities:
Accounts receivable, net	9.6	73.8
Inventories	48.0	(27.0)
Accounts payable	(20.4)	0.4
Income taxes	138.9	(7.8)
Other	(31.1)	(63.3)
Net cash from operating activities	99.9	49.2
Cash Flows From Investing Activities:
Capital expenditures	(19.3)	(23.6)
Other	0.3	0.2
Net cash from investing activities	(19.0)	(23.4)
Cash Flows From Financing Activities:
Repayment of external debt	(11.0)	(4.6)
Net cash from financing activities	(11.0)	(4.6)
Effect of currency rate changes on cash	0.3	(0.7)
Net change in cash, cash equivalents and restricted cash	70.2	20.5
Cash, cash equivalents and restricted cash at beginning of period	466.7	1,405.2
Cash, cash equivalents and restricted cash at end of period	$536.9	$1,425.7

Cash and cash equivalents at end of period	$480.0	$1,365.3
Restricted cash included in prepaid expenses and other current assets at end of period	21.5	24.0
Restricted cash included in other long-term assets at end of period	35.4	36.4
Cash, cash equivalents and restricted cash at end of period	$536.9	$1,425.7

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 31, 2021 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,597.8	$(3,678.9)	$(8.3)	$313.4
Net loss	—	—	—	—	—	(119.6)	—	(119.6)
Share-based compensation	—	—	—	—	1.2	—	—	1.2
Balance as of April 1, 2022 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,599.0	$(3,798.5)	$(8.3)	$195.0

Balance as of December 30, 2022 (Successor)	13.2	$0.1	—	$—	$2,191.0	$(588.2)	$10.8	$1,613.7
Net loss	—	—	—	—	—	(249.3)	—	(249.3)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation	—	—	—	—	2.6	—	—	2.6
Balance as of March 31, 2023 (Successor)	13.2	$0.1	—	$—	$2,193.6	$(837.5)	$8.2	$1,364.4

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
Upon emergence from Chapter 11, the Company adopted fresh-start accounting in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 852 - Reorganizations, and became a new entity for financial reporting purposes as of the Effective Date. References to "Successor" relate to the financial position as of June 16, 2022 and results of operations of the reorganized Company subsequent to June 16, 2022, while references to "Predecessor" relate to the financial position prior to June 16, 2022 and results of operations of the Company prior to, and including, June 16, 2022. All emergence-related transactions of the Predecessor were recorded as of June 16, 2022. Accordingly, the unaudited condensed consolidated financial statements for the Successor are not comparable to the unaudited condensed consolidated financial statements for the Predecessor.
Reorganization items, net for the Successor represents amounts incurred after the Effective Date that directly resulted from Chapter 11 and were entirely comprised of professional fees associated with the implementation of the Plan. Reorganization items, net for the Predecessor represents amounts incurred after the Petition Date but prior to emergence as a direct result of the Chapter 11 Cases and were comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of liabilities subject to compromise ("LSTC") at their estimated allowed claim amounts, as such adjustments were approved by the Bankruptcy Court. Cash paid for reorganization items, net for the three months ended March 31, 2023 (Successor) and April 1, 2022 (Successor) was $9.4 million and $79.1 million, respectively.
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
The fiscal year end balance sheet data was derived from audited consolidated financial statements, but does not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2022 filed with the U.S. Securities and Exchange Commission ("SEC") on March 3, 2023 ("Annual Report on Form 10-K").

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. Unless otherwise indicated, the three months ended March 31, 2023 (Successor) refers to the thirteen week period ended March 31, 2023 (Successor) and the three months ended April 1, 2022 (Predecessor) refers to the thirteen week period ended April 1, 2022 (Predecessor).

2.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 13 for presentation of the Company's net sales by product family.

Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks (1)	Product Returns	Other Sales Deductions	Total
Balance as of December 31, 2021 (Predecessor)	$241.8	$21.5	$9.5	$272.8
Provisions	370.8	2.4	9.7	382.9
Payments or credits	(412.0)	(4.3)	(10.0)	(426.3)
Balance as of April 1, 2022 (Predecessor)	$200.6	$19.6	$9.2	$229.4

Balance as of December 30, 2022 (Successor)	$265.3	$16.0	$12.7	$294.0
Provisions	355.6	3.2	9.5	368.3
Payments or credits	(404.3)	(4.0)	(15.0)	(423.3)
Balance as of March 31, 2023 (Successor)	$216.6	$15.2	$7.2	$239.0
(1)Includes $58.9 million and $89.3 million of accrued Medicaid and $44.6 million and $55.3 million of accrued rebates as of March 31, 2023 (Successor) and December 30, 2022 (Successor), respectively, included within accrued and other current liabilities in the unaudited condensed consolidated balance sheets.

Product sales transferred to customers at a point in time and over time were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Product sales transferred at a point in time	80.2%	79.5%
Product sales transferred over time	19.8	20.5

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of March 31, 2023 (Successor):

Remainder of Fiscal 2023	$56.6
Fiscal 2024	37.7
Fiscal 2025	13.2
Thereafter	0.2

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

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Royalty revenue	$3.4	$20.0

3.	Restructuring and Related Charges
During fiscal 2021 and 2018, the Company launched restructuring programs designed to improve its cost structure, neither of which has a specified time period. Charges of $50.0 million to $100.0 million were provided for under the 2021 program and $100.0 million to $125.0 million were provided for under the 2018 program. The 2021 program will commence upon substantial completion of the 2018 program, and has not commenced as of March 31, 2023 (Successor).
Net restructuring and related charges by segment were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Specialty Generics	$—	$3.5
Corporate	1.9	3.3
Restructuring and related charges, net	1.9	6.8
Less: accelerated depreciation	(0.7)	—
Restructuring charges, net	$1.2	$6.8

Net restructuring and related charges by program were comprised of the following:

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
2018 Program	$1.9	$6.8
Less: non-cash charges, including accelerated depreciation	(0.8)	(2.1)
Total charges expected to be settled in cash	$1.1	$4.7

The following table summarizes cash activity for restructuring reserves for the 2018 Program, which primarily related to employee severance and benefits:

2018 Program
Balance as of December 30, 2022 (Successor)	$4.6
Charges from continuing operations	1.2
Changes in estimate from continuing operations	(0.1)
Cash payments	(4.2)
Balance as of March 31, 2023 (Successor)	$1.5

As of March 31, 2023 (Successor), net restructuring and related charges incurred cumulative to date for the 2018 Program were as follows:

	Successor	Predecessor
Specialty Brands	$—	$3.1
Specialty Generics	0.8	18.5
Corporate	13.2	84.0
	$14.0	$105.6

All of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets. Amounts paid in the future may differ from the amount currently recorded.

4.	Income Taxes
The Company's income tax expense (benefit) was as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Current tax expense (benefit)	$2.6	$(5.0)
Deferred tax benefit	(33.4)	(0.9)
Income tax benefit	$(30.8)	$(5.9)

The Company recognized an income tax benefit of $30.8 million on a loss from continuing operations before income taxes of $280.1 million for the three months ended March 31, 2023 (Successor). This resulted in an effective tax rate of 11.0%. The income tax provision consisted of a deferred income tax benefit predominately related to intangible asset amortization, accretion expense associated with our settlement obligations and debt, inventory step-up amortization expense and other operating activity, partially offset by current income tax expense related to a decrease in prepaid income taxes.
The income tax benefit of $30.8 million for the three months ended March 31, 2023 (Successor) consisted of $27.4 million attributed to pretax earnings in various jurisdictions, $2.1 million attributed to separation costs, reorganization items, net and restructuring charges, and $1.3 million attributed to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
The Company recognized an income tax benefit of $5.9 million on a loss from continuing operations before income taxes of $126.1 million for the three months ended April 1, 2022 (Predecessor). This resulted in an effective tax rate of 4.7%. The current and deferred income tax benefits were predominantly related to an increase to prepaid taxes and intangible asset amortization partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions.
The income tax benefit of $5.9 million for the three months ended April 1, 2022 (Predecessor) consisted of $4.8 million attributed to pretax earnings in various jurisdictions and $1.9 million attributed to separation costs, reorganization items, net and restructuring charges, partially offset by $0.8 million attributed to the CARES Act.
During the three months ended March 31, 2023 (Successor), net cash refunds for income taxes were $136.3 million, including refunds of $139.3 million received as a result of provisions in the CARES Act and net payments of $3.0 million related to operational activity. During the three months ended April 1, 2022 (Predecessor), net cash payments for income taxes were $2.7 million.

The Company's unrecognized tax benefits, excluding interest, totaled $24.8 million as of both March 31, 2023 (Successor) and December 30, 2022 (Successor). If favorably settled, these balances would benefit the effective tax rate. The total amount of accrued interest and penalties related to these obligations was $3.1 million and $2.8 million as of March 31, 2023 (Successor) and December 30, 2022 (Successor), respectively.
Within the next twelve months, the unrecognized tax benefits and the related interest and penalties are not expected to significantly change.
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
The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Basic and diluted	13.2	84.7

The computation of diluted weighted-average shares outstanding for the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor) excluded approximately zero and 5.1 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

6.	Inventories
Inventories were comprised of the following at the end of each period:

	Successor
	March 31, 2023	December 30, 2022
Raw materials and supplies	$89.9	$80.2
Work in process	523.3	552.1
Finished goods	282.2	315.3
	$895.4	$947.6

7.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	Successor
	March 31, 2023	December 30, 2022
Property, plant and equipment, gross	$492.5	$485.0
Less: accumulated depreciation	(38.1)	(27.4)
Property, plant and equipment, net	$454.4	$457.6

Depreciation expense was as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Depreciation expense	$11.9	$22.1

8.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	Successor
	March 31, 2023		December 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$3,041.2	$451.9	$3,041.2	$318.7
Non-Amortizable:
In-process research and development	121.3		121.3

Intangible asset amortization expense was as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Amortization expense	$133.2	$155.1

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Successor
Remainder of Fiscal 2023	$376.0
Fiscal 2024	446.1
Fiscal 2025	385.1
Fiscal 2026	337.5
Fiscal 2027	284.4

9.	Debt
Debt was comprised of the following at the end of each period:

	Successor
	March 31, 2023			December 30, 2022
	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
2017 Replacement Term loan due September 2027	$34.8	$34.8	$—	$34.8	$34.8	$—
2018 Replacement Term loan due September 2027	9.3	9.3	—	9.3	9.3	—
Total current debt	44.1	44.1	—	44.1	44.1	—
Long-term debt:
10.00% first lien senior secured notes due April 2025	495.0	478.0	—	495.0	475.9	—
10.00% second lien senior secured notes due April 2025	321.9	249.8	—	321.9	242.2	—
2017 Replacement Term loan due September 2027	1,330.6	1,186.6	—	1,339.3	1,187.3	—
2018 Replacement Term loan due September 2027	353.2	317.3	—	355.5	317.6	—
11.50% first lien senior secured notes due December 2028	650.0	650.0	19.9	650.0	650.0	20.8
10.00% second lien senior secured notes due June 2029	328.3	179.8	—	328.3	175.5	—
Total long-term debt	3,479.0	3,061.5	19.9	3,490.0	3,048.5	20.8
Total debt	$3,523.1	$3,105.6	$19.9	$3,534.1	$3,092.6	$20.8

Applicable interest rate
As of March 31, 2023 (Successor), the applicable interest rate and outstanding principal on the Company's debt instruments were as follows:

	Applicable Interest Rate	Outstanding Principal
Fixed-rate instruments	10.54%	$1,795.2
2017 Replacement Term Loan due September 2027 (1)	9.94	1,365.4
2018 Replacement Term Loan due September 2027 (1)	10.19	362.5
(1)Includes the impact of the interest rate cap agreement, which is discussed further in Note 12.

10.	Guarantees
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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of Chapter 11 and is no longer a liability of the Successor Company. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the Chapter 11 proceedings. As of March 31, 2023 (Successor) and December 30, 2022 (Successor), $19.5 million and $19.3 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets, respectively. As of March 31, 2023 (Successor), the Company does not expect to make future payments related to these indemnification obligations.
As of March 31, 2023 (Successor), the Company had various other letters of credit, guarantees and surety bonds totaling $29.9 million and restricted cash of $37.4 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

11.	Commitments and Contingencies
The Company is subject to various legal proceedings and claims, including government investigations, environmental matters, product liability matters, patent infringement claims, antitrust matters, securities class action lawsuits, personal injury claims, employment disputes, contractual and other commercial disputes, and all other legal proceedings, all in the ordinary course of business, including those described below. Although it is not feasible to predict the outcomes of these matters, the Company believes, unless otherwise indicated below, given the information currently available, that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations and cash flows.

Governmental Proceedings
Acthar Gel-Related Matters
SEC Subpoena. In August 2019, the Company received a subpoena from the SEC for documents related to the Company's disclosure of its dispute with the U.S. Department of Health and Human Services ("HHS") and Centers for Medicare and Medicaid Services (together with HHS, the "Agency") concerning the base date average manufacturer price for Acthar Gel under the Medicaid Drug Rebate Program, which was also the subject of litigation that the Company filed against the Agency. The SEC issued subsequent subpoenas on January 7, 2022 and September 28, 2022, requesting additional documents from the Company.
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
The actions recommended by the SEC staff would allege, among other things, that (a) the Company improperly omitted to disclose the dispute with the Agency prior to the litigation filed by the Company in federal court on May 21, 2019, and (b) the Company’s disclosure of the civil investigative demand received from the U.S. Attorney’s Office for the District of Massachusetts in January 2019 (“Boston CID”) should have stated that the Boston CID related to the Company’s dispute with the Agency.
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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of March 31, 2023 (Successor), it was probable that it would incur remediation costs in the range of $18.1 million to $48.1 million. The Company also concluded that, as of March 31, 2023 (Successor), the best estimate within this range was $36.5 million, of which $0.9 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2023 (Successor). While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Lower Passaic River, New Jersey. The Company and approximately 70 other companies ("Cooperating Parties Group" or "CPG") are parties to a May 2007 Administrative Order on Consent with the Environmental Protection Agency ("EPA") to perform a remedial investigation and feasibility study ("RI/FS") of the 17-mile stretch known as the Lower Passaic River Study Area (“River”). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey (the “Lodi facility” and the “Belleville facility” respectively). In April 2014, the EPA issued a revised Focused Feasibility Study ("FFS"), with remedial alternatives to address cleanup of the lower 8-mile stretch of the River. The EPA estimated the cost for the remediation alternatives ranged from $365.0 million to $3.2 billion and the EPA's preferred approach had an estimated cost of $1.7 billion. In April 2015, the CPG presented a draft of the RI/FS of the River to the EPA that included alternative remedial actions for the entire 17-mile stretch of the River. In March 2016, the EPA issued the Record of Decision ("ROD(s)") for the lower 8 miles of the River with a slight modification on its preferred approach and a revised estimated cost of $1.38 billion. In October 2016, the EPA announced that Occidental Chemicals Corporation had entered into an agreement to develop the remedial design.
In August 2018, the EPA finalized a buyout offer of $280,600 with the Company, limited to its former Lodi facility, for the lower 8 miles of the River. In September 2021, the EPA issued the ROD for the upper 9 miles of the River selecting source control as the remedy for the upper 9 miles with an estimated cost of $441.0 million. In September 2022, the Company entered into a conditional $0.3 million Early Cash-Out Consent Decree (“CD”) with the EPA as a buyout for its portion of the upper part of the River related to its former Lodi facility; finalization of the CD is subject to the EPA approval following the public comment period that ended March 2023.
The portion of the liability related to the Belleville facility was discharged against the Company as a result of the Plan. Any reserves associated with this contingency were included in LSTC as of the Effective Date, and any related liabilities were discharged under the Bankruptcy Code.
As of March 31, 2023, the Company estimated that its remaining liability related to the River was $21.0 million, which was included within environmental liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2023 (Successor). Despite the issuance of the revised FFS and the RODs for both the lower and upper River by the EPA, the RI/FS by the CPG, and the cash out settlement by the EPA, there are many uncertainties associated with the final agreed-upon remediation, potential future liabilities and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as the remediation progresses.

Bankruptcy Litigation and Appeals
First Lien Noteholder Matters. The Plan proposed to reinstate the issuers' existing 10.00% First Lien Senior Secured Notes due 2025 ("Existing First Lien Notes") in an aggregate principal amount of $495.0 million and the note documents relating thereto. Certain holders of the Existing First Lien Notes and the trustee in respect thereof (collectively, the "Noteholder Parties"), objected to the proposed reinstatement, arguing, among other things, that the Company was required to pay a significant make-whole premium as a condition to reinstatement of the Existing First Lien Notes. In the course of confirming the Plan, the Bankruptcy Court overruled these objections.
On March 30, 2022, the Noteholder Parties appealed the confirmation order's approval of the reinstatement of the Existing First Lien Notes to the United States District Court for the District of Delaware. The Company and the Existing First Lien Notes Trustee reached an agreement to hold the trustee's appeal in abeyance, to be determined by the result of the holders' appeals, subject to certain conditions, which was approved by the District Court. Briefing on the merits of the Noteholder Parties' appeals was completed on July 1, 2022. On the same date, the Company moved to dismiss the Noteholder Parties' appeals as equitably moot. Briefing on the motion was completed on August 5, 2022 and supplemental declarations have been filed in the appeal. Oral argument was held on the Noteholder Parties' appeals on May 5, 2023, and the court took the matter under advisement.
At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these appeals. The Company will continue to vigorously defend the Plan.
Sanofi. On October 12, 2021, in the Company's bankruptcy, sanofi-aventis U.S. LLC ("Sanofi") filed a motion asking the Bankruptcy Court for an order determining that, under the Bankruptcy Code, the Company could not discharge alleged royalty obligations owed to Sanofi under an asset purchase agreement through which the Company acquired certain intellectual property from Sanofi's predecessor ("Sanofi Motion"). On November 8, 2021, the Bankruptcy Court denied the Sanofi Motion and ordered that any royalty obligations allegedly owed to Sanofi constitute prepetition unsecured claims that may be discharged under the Bankruptcy Code. On November 19, 2021, Sanofi appealed the Bankruptcy Court's ruling of the Sanofi Motion to the District Court. Briefing was completed on March 10, 2022 and the District Court affirmed on December 20, 2022, for which Sanofi filed a notice of appeal on January 17, 2023. Sanofi had also appealed the Bankruptcy Court's confirmation order, but pursuant to the terms of a settlement between Sanofi and the General Unsecured Claims Trustee appointed pursuant to the Plan, it is expected that Sanofi will dismiss its appeal of the confirmation order with prejudice in the near term.
Banks et al. v. Cotter Corporation et al. v. Mallinckrodt LLC, et al. On January 29, 2023, the named plaintiffs in Banks et al. v. Cotter Corporation et al. v. Mallinckrodt LLC, et al. No. 20-CV-1227 (E.D. Mo.) filed a motion to amend their class-action petition to add Mallinckrodt LLC as a defendant. Mallinckrodt LLC filed a motion in the Bankruptcy Court to enjoin this petition on the grounds that these alleged claims were discharged pursuant to the Plan and confirmation order. On April 11, 2023, the court held oral argument on the motion to enjoin. Both motions remain pending until the Bankruptcy Court adjudicates the motion to enjoin. Under the confirmation order, any liability Mallinckrodt LLC may have in connection with the Banks litigation was discharged upon emergence from Chapter 11, with the limited exception of liability that is indemnified by the U.S. government.

Other Matters
The Company's legal proceedings and claims are further described within the notes to the financial statements included within the Company's Annual Report on Form 10-K.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	March 31, 2023 (Successor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$38.2	$26.1	$12.1	$—
Equity securities	10.3	10.3	—	—
Interest rate cap	14.9	—	14.9	—
	$63.4	$36.4	$27.0	$—
Liabilities:
Deferred compensation liabilities	$19.0	$—	$19.0	$—
Contingent consideration liabilities	7.7	—	—	7.7
	$26.7	$—	$19.0	$7.7

	December 30, 2022 (Predecessor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$36.6	$24.8	$11.8	$—
Equity securities	25.5	25.5	—	—
	$62.1	$50.3	$11.8	$—
Liabilities:
Deferred compensation liabilities	$26.0	$—	$26.0	$—
Contingent consideration liabilities	7.3	—	—	7.3
	$33.3	$—	$26.0	$7.3
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

Interest rate cap. The Company is exposed to interest rate risk on its variable-rate debt. During the three months ended March 31, 2023, the Company entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides the Company with interest rate protection (i) for the period March 16, 2023 through July 19, 2023 to the extent that the one-month London Interbank Offered Rate ("LIBOR") exceeds 4.65%, and (ii) for the period July 20, 2023 through March 26, 2026 to the extent that the one-month Secured Overnight Financing Rate ("SOFR") exceeds 3.84%.
The interest rate cap agreement qualifies as a cash flow hedge. The premium paid is recognized in income on a rational basis, and changes in the fair value of the interest rate cap are recorded within accumulated other comprehensive income ("AOCI") and are subsequently reclassed into interest expense in the period when the hedged interest affects earnings. The fair value of the interest rate cap is included in other assets on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2023 (Successor). The Company elected to use the income approach to value the interest rate cap derivative using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable such as LIBOR or SOFR rate curves, futures and volatilities. Mid-market pricing is used as a practical expedient in the fair value measurements. The Company recognized an unrealized loss of $5.0 million within AOCI during the three months ended March 31, 2023 (Successor), with $0.3 million being reclassified into earnings as a component of interest expense, net. It is expected that over the next 12 months, $6.7 million of the estimated losses in AOCI will be recognized into interest expense, net. The cash payment of the $20.0 million premium and other corresponding activity related to the interest rate cap were reflected as cash flows from operating activities in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2023 (Successor).
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
Contingent consideration liabilities. In accordance with the Plan and the Scheme of Arrangement, the Company will provide consideration for a contingent value right ("CVR") associated with Terlivaz® primarily in the form of the achievement of a cumulative net sales milestone. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the Terlivaz CVR as of March 31, 2023 (Successor) and December 30, 2022 (Successor) to be $7.7 million and $7.3 million, respectively.

Financial Instruments Not Measured at Fair Value
    The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of March 31, 2023 (Successor) and December 30, 2022 (Successor):
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $56.9 million and $57.2 million as of March 31, 2023 (Successor) and December 30, 2022 (Successor) (level 1), respectively.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $46.4 million and $46.7 million as of March 31, 2023 (Successor) and December 30, 2022 (Successor), respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
•The Company's 10.00% and 11.50% first and second lien senior secured notes are classified as level 1, as quoted prices are available in an active market for these notes. Since quoted market prices for the Company's term loans are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value.

The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	Successor
	March 31, 2023		December 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
10.00% first lien senior secured notes due April 2025	$478.0	$415.6	$475.9	$425.9
10.00% second lien senior secured notes due April 2025	249.8	222.1	242.2	216.8
11.50% first lien senior secured notes due December 2028	650.0	536.6	650.0	552.6
10.00% second lien senior secured notes due June 2029	179.8	192.0	175.5	176.7

Level 2:
2017 Replacement Term loan due September 2027	1,221.4	1,005.3	1,222.1	1,037.8
2018 Replacement Term loan due September 2027	326.6	262.6	326.9	274.8
Total Debt	$3,105.6	$2,634.2	$3,092.6	$2,684.6

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
FFF Enterprises, Inc.	18.8%	*
CuraScript, Inc.	*	26.0%
* Net sales to this distributor was less than 10.0% of the Company's total net sales for the respective periods presented above.

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	Successor
	March 31, 2023	December 30, 2022
AmerisourceBergen Corporation	26.1%	23.3%
McKesson Corporation	19.0	17.3
FFF Enterprises, Inc.	*	16.2
*Accounts receivable attributable to this distributor was less than 10.0% of total gross accounts receivable at the end of the respective period presented above.

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
INOmax	19.5%	20.2%
Acthar Gel	19.3	26.0
Therakos	13.8	12.2
APAP	10.9	*
*Net sales attributable to this product was less than 10.0% of total net sales for the respective period presented above.

13.	Segment Data
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
Selected information by reportable segment was as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Net sales:
Specialty Brands	$252.0	$339.4
Specialty Generics	172.6	151.5
Net sales	$424.6	$490.9
Operating income (loss):
Specialty Brands	$32.4	$164.8
Specialty Generics	32.8	34.4
Segment operating income	65.2	199.2
Unallocated amounts:
Corporate and unallocated expenses (1)	(14.0)	(32.8)
Depreciation and amortization	(145.1)	(177.2)
Share-based compensation	(2.6)	(1.2)
Restructuring charges, net	(1.2)	(6.8)
Separation costs (2)	(4.9)	(2.0)
Operating loss	$(102.6)	$(20.8)
(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs included in selling, general and administrative expenses, primarily related to professional fees and costs incurred as the Company explores potential sales of non-core assets to enable further deleveraging post-emergence.

Net sales by product family within the Company's reportable segments were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Acthar Gel	$82.0	$127.7
INOmax	82.7	99.0
Therakos	58.7	59.9
Amitiza (1)	24.5	47.7
Terlivaz	2.2	—
Other	1.9	5.1
Specialty Brands	252.0	339.4

Opioids	62.2	50.0
ADHD	22.4	10.8
Addiction treatment	15.6	15.9
Other	1.8	2.8
Generics	102.0	79.5
Controlled substances	18.5	20.4
APAP	46.4	46.3
Other	5.7	5.3
API	70.6	72.0
Specialty Generics	172.6	151.5
Net sales	$424.6	$490.9
(1)Amitiza consists of both product net sales and royalties. Refer to Note 2 for further details on Amitiza's revenues.

14.	Subsequent Events
Commitments and Contingencies
Certain litigation matters occurred on, or prior to, March 31, 2023 (Successor), but had subsequent updates through the issuance of this report. See further discussion in Note 11.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements that are based on management's beliefs and assumptions and on information currently available to management. See "Forward-Looking Statements" at the end of this Item 2 for important additional information and related considerations.

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
For further information on our business and products, refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2022 ("Annual Report on Form 10-K"), filed with the United States ("U.S.") Securities and Exchange Commission ("SEC") on March 3, 2023.

Emergence from bankruptcy
On October 12, 2020 ("Petition Date"), Mallinckrodt plc and substantially all of its U.S. subsidiaries, including certain subsidiaries of Mallinckrodt plc operating the Specialty Generics business and the Specialty Brands business and certain of the Company's international subsidiaries (collectively the "Debtors") voluntarily initiated proceedings ("Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code. The fourth amended plan of reorganization (with technical modifications) ("Plan") became effective on June 16, 2022 ("Effective Date"), and on such date the Company emerged from the Chapter 11.
Upon emergence from Chapter 11, the Company adopted fresh-start accounting in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 852 - Reorganizations, and became a new entity for financial reporting purposes as of the Effective Date. References to "Successor" relate to the financial position as of June 16, 2022 and results of operations of the reorganized Company subsequent to June 16, 2022, while references to "Predecessor" relate to the financial position prior to June 16, 2022 and results of operations of the Company prior to, and including, June 16, 2022. All emergence-related transactions of the Predecessor were recorded as of June 16, 2022. Accordingly, the unaudited condensed consolidated financial statements for the Successor are not comparable to the unaudited condensed consolidated financial statements for the Predecessor.

Significant Events
Reorganization items, net
During the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor), we incurred $5.6 million and $43.4 million of reorganization items, net, respectively. The Successor expenses represent amounts incurred after the Effective Date that directly resulted from Chapter 11 and were entirely comprised of professional fees associated with the implementation of the Plan. The Predecessor expenses represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of professional fees and adjustments to reflect the carrying value of liabilities subject to compromise ("LSTC") at their estimated allowed claim amounts.

Business Factors Influencing the Results of Operations
We cannot adequately benchmark certain operating results of the three months ended March 31, 2023 (Successor) against the three months ended April 1, 2022 (Predecessor) as the comparison of Successor and Predecessor periods would not be in accordance with GAAP. We do not believe that reviewing the results of the Successor period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that our key performance metrics such as net sales and segment results of operations for the three months ended March 31, 2023 (Successor) provide a meaningful comparison and are useful in identifying current business trends when compared to the three months ended April 1, 2022 (Predecessor). Accordingly, in addition to presenting our results of operations as reported in our unaudited condensed consolidated financial statements in accordance with GAAP, the discussion in "Results of Operations" and "Segment Results" below utilizes a comparison of the three months ended March 31, 2023 (Successor) against the three months ended April 1, 2022 (Predecessor).

Specialty Brands
Net sales of Acthar® Gel for the three months ended March 31, 2023 (Successor) decreased $45.7 million, or 35.8%, to $82.0 million driven primarily by continued scrutiny on overall specialty pharmaceutical spending, slower than expected returning patient volumes and the entrance of new competition in fiscal 2022. Competition intensified with the commercial launch of a purified cortrophin gel product in 2022 and this competitive pressure is expected to continue to negatively impact sales of Acthar Gel in 2023. The ongoing competition is expected to continue to have an adverse effect on our financial condition, results of operations and cash flows. We continue to differentiate Acthar Gel through pre-clinical studies and through product enhancements, including the development of the Acthar Gel self-injection device, which has been completed, but we do not anticipate a launch in 2023. We continue to work toward the resolution of a regulatory matter involving one of our partners and not specific to our device. If approved, this product is expected to create an easier and more patient-friendly application for single unit dosage indications.
Net sales of Amitiza® for the three months ended March 31, 2023 (Successor) decreased $23.2 million, or 48.6%, to $24.5 million driven primarily by a decline in royalties associated with loss of exclusivity in the U.S. Additional generic competitors have entered the market in 2023, resulting in the elimination of the Par U.S. royalties.
Net sales of INOmax® for the three months ended March 31, 2023 (Successor) decreased $16.3 million, or 16.5%, to $82.7 million driven primarily by continued competition from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We continue to develop and pursue patent protection of next generation nitric oxide delivery systems and additional uses of nitric oxide through our submission of a 510(k) premarket notification to the U.S. Food and Drug Administration for our next generation nitric oxide delivery system. We further intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or next generation delivery systems.

Specialty Generics
Net sales from the Specialty Generics segment for the three months ended March 31, 2023 (Successor) increased $21.1 million, or 13.9%, to $172.6 million driven primarily by an increase in finished-dosage generics net sales of $22.5 million driven by the Company's ability to manufacture and supply product during periods of market disruption offset by a decrease in API net sales of $1.4 million.

Results of Operations
Three Months Ended March 31, 2023 (Successor) Compared with Three Months Ended April 1, 2022 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022	Percentage Change
U.S.	$379.6	$449.8	(15.6)%
Europe, Middle East and Africa	40.6	33.3	21.9
Other geographic areas	4.4	7.8	(43.6)
Net sales	$424.6	$490.9	(13.5)

Net sales for the three months ended March 31, 2023 (Successor) decreased $66.3 million, or 13.5%, to $424.6 million, compared with $490.9 million for the three months ended April 1, 2022 (Predecessor). This decrease was primarily driven by a decrease in net sales of Acthar Gel, Amitiza and INOmax within our Specialty Brands segment, as previously mentioned. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit. Gross profit for the three months ended March 31, 2023 (Successor) decreased $125.9 million, or 71.7%, to $49.8 million, compared with $175.7 million for the three months ended April 1, 2022 (Predecessor). Gross profit margin was 11.7% for the three months ended March 31, 2023 (Successor), compared with 35.8% for the three months ended April 1, 2022 (Predecessor). These decreases were primarily driven by the decrease in net sales and a change in product mix, coupled with $71.4 million of inventory step-up amortization expense. These decreases were partially offset, and serving to increase gross profit, by a decrease of $20.9 million in intangible assets amortization expense as a result of fresh-start accounting.
Selling, general and administrative expenses. Selling general and administrative ("SG&A") expenses for the three months ended March 31, 2023 (Successor) decreased $29.6 million, or 19.4%, to $122.9 million, compared with $152.5 million for the three months ended April 1, 2022 (Predecessor). As a percentage of net sales, SG&A expenses were 28.9% and 31.1% for the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor), respectively. The three months ended April 1, 2022 (Predecessor) included an $11.1 million increase to certain of our environmental liabilities. The remaining decrease was attributable to a foreign currency remeasurement gain of $0.4 million during the three months ended March 31, 2023 (Successor) as compared to a loss of $5.4 million during the three months ended April 1, 2022 (Predecessor), coupled with cost containment initiatives.
Research and development expenses. Research and development ("R&D") expenses for the three months ended March 31, 2023 (Successor) decreased $8.9 million, or 23.9%, to $28.3 million, compared with $37.2 million for the three months ended April 1, 2022 (Predecessor). As a percentage of net sales, R&D expenses were 6.7% and 7.6% for the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor), respectively. These decreases were primarily driven by cost containment initiatives coupled with the completion of certain development programs. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring charges, net. During the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor), we incurred $1.2 million and $6.8 million of restructuring charges, net, respectively, primarily related to employee severance and benefits.

Non-Operating Items
Interest expense and interest income. During the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor), net interest expense was $157.3 million and $57.8 million, respectively. During the three months ended March 31, 2023 (Successor), interest expense included $45.9 million and $24.0 million of accretion expense associated with our settlement obligations and debt, respectively. The three months ended March 31, 2023 (Successor) also reflect increased interest rates on our variable interest rate debt as compared to the three months ended April 1, 2022 (Predecessor). Interest expense during the predecessor period included cash adequate protection payments of $15.7 million on certain of our predecessor senior secured debt instruments. The increase in our interest income of $4.3 million was primarily driven by higher interest earned on our money market funds during the three months ended March 31, 2023 (Successor).
Other expense, net. During the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor), we incurred other expense of $14.6 million and $4.1 million, respectively. The three months ended March 31, 2023 (Successor) included $15.1 million of unrealized losses on equity securities related to our investments in Silence Therapeutics plc ("Silence") and Panbela Therapeutics, Inc, while the three months ended April 1, 2022 (Predecessor) included $3.7 million of unrealized losses on equity securities related to our investment in Silence.
Reorganization items, net. During the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor), we recorded $5.6 million and $43.4 million in reorganization items, net, respectively. The Successor expenses represent amounts incurred after the Effective Date that directly resulted from the Chapter 11 Cases and were entirely comprised of professional fees associated with the implementation of the Plan. The Predecessor expenses represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and were comprised of professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts.
Income tax benefit. We recognized an income tax benefit of $30.8 million on a loss from continuing operations before income taxes of $280.1 million for the three months ended March 31, 2023 (Successor). This resulted in an effective tax rate of 11.0%. The income tax benefit was comprised of $2.6 million of current tax expense and $33.4 million of deferred tax benefit. The income tax provision consisted of deferred income tax benefit predominately related to intangible asset amortization, accretion expense associated with our settlement obligations and debt, inventory step-up amortization expense and other operating activity, partially offset by current income tax expense related to a decrease in prepaid income taxes.
The income tax benefit of $30.8 million for the three months ended March 31, 2023 (Successor) consisted of $27.4 million attributed to pretax earnings in various jurisdictions, $2.1 million attributed to separation costs, reorganization items, net and restructuring charges, and $1.3 million attributed to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
We recognized an income tax benefit of $5.9 million on a loss from continuing operations before income taxes of $126.1 million for the three months ended April 1, 2022 (Predecessor). This resulted in an effective tax rate of 4.7%. The income tax benefit was comprised of $5.0 million of current income tax benefit and $0.9 million of deferred income tax benefit, which predominantly related to an increase to prepaid taxes and intangible asset amortization, partially offset by utilization of loss carryforwards in non-valuation allowance jurisdictions.
The income tax benefit of $5.9 million for the three months ended April 1, 2022 (Predecessor) consisted of $4.8 million attributed to pretax earnings in various jurisdictions and $1.9 million attributed to separation costs, reorganization items, net and restructuring charges, partially offset by $0.8 million attributed to the CARES Act.

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

Three Months Ended March 31, 2023 (Successor) Compared with Three Months Ended April 1, 2022 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022	Percentage Change
Specialty Brands	$252.0	$339.4	(25.8)%
Specialty Generics	172.6	151.5	13.9
Net sales	$424.6	$490.9	(13.5)%

Specialty Brands. Net sales for the three months ended March 31, 2023 (Successor) decreased $87.4 million, or 25.8%, to $252.0 million, compared with $339.4 million for the three months ended April 1, 2022 (Predecessor). As previously discussed, the decrease in net sales was primarily driven by a $45.7 million, or 35.8%, decrease in Acthar Gel, a $23.2 million, or 48.6% decrease in Amitiza, and a $16.3 million, or 16.5%, decrease in INOmax.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022	Percentage Change
U.S.	$233.3	$318.3	(26.7)%
Europe, Middle East and Africa	15.7	16.6	(5.4)
Other	3.0	4.5	(33.3)
Net sales	$252.0	$339.4	(25.8)%

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022	Percentage Change
Acthar Gel	$82.0	$127.7	(35.8)%
INOmax	82.7	99.0	(16.5)
Therakos	58.7	59.9	(2.0)
Amitiza	24.5	47.7	(48.6)
Terlivaz	2.2	—	—
Other	1.9	5.1	(62.7)
Specialty Brands	$252.0	$339.4	(25.8)%

Specialty Generics. Net sales for the three months ended March 31, 2023 (Successor) increased $21.1 million, or 13.9%, to $172.6 million, compared with $151.5 million for the three months ended April 1, 2022 (Predecessor). As previously discussed, the increase in net sales was due to an increase in finished-dosage generics net sales of $22.5 million, or 28.3%, partially offset by a decrease in API net sales of $1.4 million, or 1.9%.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022	Percentage Change
U.S.	$146.3	$131.5	11.3%
Europe, Middle East and Africa	24.9	16.7	49.1
Other	1.4	3.3	(57.6)
Net sales	$172.6	$151.5	13.9%

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022	Percentage Change
Opioids	$62.2	$50.0	24.4%
ADHD	22.4	10.8	107.4
Addiction treatment	15.6	15.9	(1.9)
Other	1.8	2.8	(35.7)
Generics	102.0	79.5	28.3
Controlled substances	18.5	20.4	(9.3)
APAP	46.4	46.3	0.2
Other	5.7	5.3	7.5
API	70.6	72.0	(1.9)
Specialty Generics	$172.6	$151.5	13.9%

Operating Loss
Operating loss by segment for the three months ended March 31, 2023 (Successor) and the three months April 1, 2022 (Predecessor) is shown in the following table (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Specialty Brands (1)	$32.4	$164.8
Specialty Generics (2)	32.8	34.4
Segment operating income	65.2	199.2
Unallocated amounts:
Corporate and unallocated expenses (3)	(14.0)	(32.8)
Depreciation and amortization	(145.1)	(177.2)
Share-based compensation	(2.6)	(1.2)
Restructuring charges, net	(1.2)	(6.8)
Non-restructuring impairment charges	—	(2.0)
Separation costs (4)	(4.9)	—
Total operating loss	$(102.6)	$(20.8)
(1)Includes $61.1 million of inventory fair-value step-up expense during the three months ended March 31, 2023 (Successor).
(2)Includes $10.3 million of inventory fair-value step-up expense during the three months ended March 31, 2023 (Successor).
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(4)Represents costs included in SG&A, primarily related to expenses incurred related to professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence.
Specialty Brands. Operating income for the three months ended March 31, 2023 (Successor) decreased $132.4 million, to $32.4 million, compared with $164.8 million for the three months ended April 1, 2022 (Predecessor). Operating margin decreased to 12.9% for the three months ended March 31, 2023 (Successor), compared with 48.6% for the three months ended April 1, 2022 (Predecessor). These decreases in operating income and margin were primarily driven by the $87.4 million, or 25.7%, decrease in net sales and a change in product mix, coupled with $61.1 million of inventory fair-value step-up expense, which resulted in a $155.5 million, or 53.2%, decrease in gross profit. Partially offsetting the decrease in operating income and serving to increase operating margin was a $14.5 million, or 14.9%, decrease in SG&A expenses primarily driven by cost containment initiatives coupled with a $0.6 million foreign currency remeasurement gain and a $5.3 million foreign currency remeasurement loss during the three months ended March 31, 2023 (Successor) and April 1, 2022 (Predecessor), respectively, and an $8.6 million, or 28.5%, decrease in combined R&D expenses also driven by continued cost containment initiatives.
Specialty Generics. Operating income for the three months ended March 31, 2023 (Successor) decreased $1.6 million, to $32.8 million, compared with $34.4 million for the three months ended April 1, 2022 (Predecessor). Operating margin decreased to 19.0% for the three months ended March 31, 2023 (Successor), compared with 22.7% for the three months ended April 1, 2022 (Predecessor). These decreases in operating income and margin were primarily driven by $10.3 million of inventory fair-value step-up expense, partially offset by an increase in net sales.
Corporate and unallocated expenses. Corporate and unallocated expenses for the three months ended March 31, 2023 (Successor) decreased $18.8 million, to $14.0 million, compared with $32.8 million for the three months ended April 1, 2022 (Predecessor). The three months ended April 1, 2022 (Predecessor) included an $11.1 million increase to certain of our environmental liabilities. The remaining decrease primarily related to continued cost containment initiatives.

Liquidity and Capital Resources.
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions (inclusive of interest on our variable-rate debt instruments), capital expenditures, cash paid in connection with legal settlements, acquisitions and licensing agreements and cash received as a result of our divestitures. We believe that our sources of liquidity are adequate to fund our operations for the next twelve months and foreseeable future. Our ability to fund our capital needs, including to repay our outstanding indebtedness and meet our settlement obligations, will be impacted by our ongoing ability to generate cash from operations and access to capital markets. As discussed in greater detail in our Annual Report on Form 10-K, certain of our secured indebtedness has near-term maturity dates, most notably our First Lien Senior Secured Notes due April 2025 and our Second Lien Senior Secured Notes due April 2025. See the discussion of risks related to our outstanding indebtedness contained in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K under the heading "Risk Factors - Risk Related to our Indebtedness and Settlement Obligations."

Pursuant to the Plan, we will make payments of $200.0 million and $16.5 million, inclusive of interest, related to our opioid and Acthar Gel-related settlements, respectively, upon the one-year anniversary of the Effective Date. Additionally, during the three months ended March 31, 2023 (Successor), the Company received a $133.8 million tax refund, plus $5.5 million of interest, related to the CARES Act income tax refund receivable. The remaining CARES Act income tax refund was received during April 2023.
We are exposed to interest rate risk on our variable-rate debt. On March 14, 2023, we entered into an interest rate cap agreement by converting a portion of our variable-rate debt to a fixed rate through the expiration date of the interest rate cap, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides us with interest rate protection (i) for the period March 16, 2023 through July 19, 2023 to the extent that one-month London Interbank Offered Rate ("LIBOR") exceeds 4.65%, and (ii) for the period July 20, 2023 through March 26, 2026 to the extent that one-month Secured Overnight Financing Rate exceeds 3.84%. Refer to Note 12 of the notes to the unaudited condensed consolidated financial statements for additional information.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022
Net cash from:
Operating activities	$99.9	$49.2
Investing activities	(19.0)	(23.4)
Financing activities	(11.0)	(4.6)
Effect of currency exchange rate changes on cash and cash equivalents	0.3	(0.7)
Net increase in cash, cash equivalents and restricted cash	$70.2	$20.5

Operating Activities
Net cash provided by operating activities of $99.9 million for the three months ended March 31, 2023 (Successor) was attributable to a net loss of $249.3 million, adjusted for non-cash items of $204.2 million, driven by depreciation and amortization of $145.1 million and accretion on our settlement obligations and debt of $69.9 million, partially offset with $145.0 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $138.9 million inflow in income taxes predominately related to CARES Act income tax refunds of $139.3 million received, a $48.0 million increase in inventory and a $9.6 million increase in accounts receivable, partially offset by $31.1 million net cash outflow related to other assets and liabilities and a $20.4 million decrease in accounts payable.
Net cash provided by operating activities of $49.2 million for the three months ended April 1, 2022 (Predecessor) was attributable to a net loss of $119.6 million, adjusted for non-cash items of $192.7 million, driven by depreciation and amortization of $177.2 million coupled with cash used in working capital of $23.9 million. The change in working capital was primarily driven by a $63.3 million net cash outflow related to a decrease in accrued consulting fees and accrued payroll, a $27.0 million increase in inventory and a $7.8 million outflow in income taxes primarily driven by an increase in prepaid income taxes, partially offset by a $73.8 million decrease in accounts receivable primarily due to lower net sales.

Investing Activities
Net cash used in investing activities was $19.0 million for the three months ended March 31, 2023 (Successor), compared with $23.4 million for the three months ended April 1, 2022 (Predecessor) and was primarily driven by $19.3 million and $23.6 million of capital expenditures for the respective periods.
Under our term loan credit agreement and our notes, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loans and offer to repurchase certain of our notes.

Financing Activities
Net cash used in financing activities was $11.0 million for the three months ended March 31, 2023 (Successor), compared with $4.6 million for the three months ended April 1, 2022 (Predecessor) and was entirely attributable to debt repayments for both respective periods.

Commitments and Contingencies
Legal Proceedings
See Note 11 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of March 31, 2023 (Successor).

Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.
We believe that our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Refer to Note 1 of the notes to the unaudited condensed consolidated financial statements for the changes to the underlying accounting assumptions and estimates used in the critical accounting estimates disclosed in our Annual Report on Form 10-K.

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "anticipate," "approximately," "estimate," "predict," "potential," "continue," "may," "could," "should" or the negative of these terms or similar expressions. Forward-looking statements include, but are not limited to, statements regarding:
•the comparability of Mallinckrodt’s post-emergence financial results to its historical results and the projections filed with the bankruptcy court;
•changes in Mallinckrodt’s business strategy that may be implemented by its Board;
•the listing of Mallinckrodt’s ordinary shares on NYSE American LLC, the emergence of an active trading market for Mallinckrodt’s ordinary shares and fluctuations in market price and trading volume;
• Mallinckrodt’s tax treatment by the Internal Revenue Service under Section 7874 and Section 382 of the Internal Revenue Code of 1986, as amended;
•Mallinckrodt’s repurchases of debt securities;
•the effects of the emergence from bankruptcy on the liquidity;
•results of operations and businesses of Mallinckrodt and its subsidiaries;
•governmental investigations, inquiries, regulatory actions, and lawsuits, in each case related to Mallinckrodt or its officers;
•matters related to the historical commercialization of opioids, including compliance with and restrictions under the global settlement to resolve all opioid-related claims;
•matters related to Acthar Gel, including the settlement with governmental parties to resolve certain disputes and compliance with and restrictions under the related corporate integrity agreement;
•the ability to maintain relationships with Mallinckrodt’s suppliers, customers, employees and other third parties as a result of, and following, the emergence from bankruptcy;
•the possibility that Mallinckrodt may be unable to achieve its business and strategic goals even now that the emergence from bankruptcy plan was successfully consummated;
•the non-dischargeability of certain claims against Mallinckrodt as part of the bankruptcy process;
•developing, funding and executing Mallinckrodt’s business plan and continuing as a going concern;
•Mallinckrodt’s post-bankruptcy capital structure;
•scrutiny from governments, legislative bodies and enforcement agencies related to sales, marketing and pricing practices;
•pricing pressure on certain of Mallinckrodt’s products due to legal changes or changes in insurers’ or other payers’ reimbursement practices resulting from recent increased public scrutiny of healthcare and pharmaceutical costs;
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

•Mallinckrodt’s and its partners’ ability to successfully develop or commercialize new products or expand commercial opportunities;
•Mallinckrodt’s ability to navigate price fluctuations;
•competition;
•Mallinckrodt’s and its partners’ ability to protect intellectual property rights;
•limited clinical trial data for Acthar Gel;
•clinical studies and related regulatory processes;
•product liability losses and other litigation liability;
•material health, safety and environmental liabilities;
•business development activities;
•attraction and retention of key personnel;
•the effectiveness of information technology infrastructure including cybersecurity and data leakage risks;
•customer concentration;
•Mallinckrodt’s reliance on certain individual products that are material to its financial performance;
•Mallinckrodt’s ability to receive procurement and production quotas granted by the U.S. Drug Enforcement Administration;
•complex manufacturing processes;
•conducting business internationally;
•Mallinckrodt’s ability to achieve expected benefits from restructuring activities;
•Mallinckrodt’s significant levels of intangible assets and related impairment testing;
•labor and employment laws and regulations;
•natural disasters or other catastrophic events;
•Mallinckrodt’s substantial indebtedness, its ability to generate sufficient cash to reduce its indebtedness and its potential need and ability to incur further indebtedness;
•restrictions on Mallinckrodt’s operations contained in the agreements governing Mallinckrodt’s indebtedness;
•Mallinckrodt’s variable rate indebtedness;
•future changes to applicable tax laws or the impact of disputes with governmental tax authorities; and
•the impact of Irish laws.
In addition to the above considerations, see the "Risk Factors" sections of our Annual Report on Form 10-K and subsequent filings with the SEC that identify and describe in more detail the risks and uncertainties to which our businesses are subject. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of March 31, 2023 (Successor), our outstanding debt included $1,727.9 million variable-rate debt on our senior secured term loans. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense for fiscal 2023 would increase by approximately $8.7 million, which includes the impact of the interest rate cap. For additional information on the interest rate cap, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.
The remaining outstanding debt as of March 31, 2023 (Successor) is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $2.3 million as of March 31, 2023 (Successor), with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 (Successor) that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 11 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of March 31, 2023 (Successor), which is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2022, filed with the SEC on March 3, 2023.

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
101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2023 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

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

Date: May 9, 2023