Form 10-Q
period 2023-06-30
Mallinckrodt plc
filed 2023-08-09
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 4, 2023, the registrant had 13,289,180 ordinary shares outstanding at $0.01 par value.

MALLINCKRODT PLC
INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 (Successor), for the period from June 17, 2022 through July 1, 2022 (Successor), the period from April 2, 2022 through June 16, 2022 (Predecessor), and the period from January 1, 2022 through June 16, 2022 (Predecessor).	2
	Condensed Consolidated Statements of Comprehensive Operations for the three and six months ended June 30, 2023 (Successor), for the period from June 17, 2022 through July 1, 2022 (Successor), the period from April 2, 2022 through June 16, 2022 (Predecessor), and the period from January 1, 2022 through June 16, 2022 (Predecessor).	4
	Condensed Consolidated Balance Sheets as of June 30, 2023 (Successor) and December 30, 2022 (Successor).	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 (Successor), for the period from June 17, 2022 through July 1, 2022 (Successor), and the period from January 1, 2022 through June 16, 2022 (Predecessor).	6
	Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 30, 2023 (Successor), for the period from June 17, 2022 through July 1, 2022 (Successor), the period from April 2, 2022 through June 16, 2022 (Predecessor), and the period from January 1, 2022 through June 16, 2022 (Predecessor).	7
	Notes to Condensed Consolidated Financial Statements.	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	44
Item 4.	Controls and Procedures.	45

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	46
Item 1A.	Risk Factors.	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	48
Item 5.	Other Information.	48
Item 6.	Exhibits.	49

SIGNATURES		50

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
Net sales	$475.0	$85.0	$383.7
Cost of sales	370.1	102.2	266.8
Gross profit (loss)	104.9	(17.2)	116.9
Selling, general and administrative expenses	132.7	30.3	122.8
Research and development expenses	29.0	6.2	28.3
Restructuring charges, net	(0.2)	1.1	2.8
Operating loss	(56.6)	(54.8)	(37.0)
Interest expense	(162.6)	(21.1)	(50.4)
Interest income	4.7	0.1	0.2
Other (expense) income, net	(1.2)	5.9	(10.5)
Reorganization items, net	(4.0)	(3.5)	(587.5)
Loss from continuing operations before income taxes	(219.7)	(73.4)	(685.2)
Income tax expense (benefit)	528.1	(9.7)	(491.4)
Loss from continuing operations	(747.8)	(63.7)	(193.8)
Income from discontinued operations, net of income taxes	—	—	0.3
Net loss	$(747.8)	$(63.7)	$(193.5)

Basic (loss) income per share (Note 5):
Loss from continuing operations	$(56.74)	$(4.83)	$(2.29)
Income from discontinued operations	—	—	—
Net loss	$(56.74)	$(4.83)	$(2.28)
Basic weighted-average shares outstanding	13.2	13.2	84.8

Diluted (loss) income per share (Note 5):
Loss from continuing operations	$(56.74)	$(4.83)	$(2.29)
Income from discontinued operations	—	—	—
Net loss	$(56.74)	$(4.83)	$(2.28)
Diluted weighted-average shares outstanding	13.2	13.2	84.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(unaudited, in millions, except per share data)

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Net sales	$899.6	$85.0	$874.6
Cost of sales	744.9	102.2	582.0
Gross profit (loss)	154.7	(17.2)	292.6
Selling, general and administrative expenses	255.6	30.3	275.3
Research and development expenses	57.3	6.2	65.5
Restructuring charges, net	1.0	1.1	9.6
Operating loss	(159.2)	(54.8)	(57.8)
Interest expense	(324.6)	(21.1)	(108.6)
Interest income	9.4	0.1	0.6
Other (expense) income, net	(15.8)	5.9	(14.6)
Reorganization items, net	(9.6)	(3.5)	(630.9)
Loss from continuing operations before income taxes	(499.8)	(73.4)	(811.3)
Income tax expense (benefit)	497.3	(9.7)	(497.3)
Loss from continuing operations	(997.1)	(63.7)	(314.0)
Income from discontinued operations, net of income taxes	—	—	0.9
Net loss	$(997.1)	$(63.7)	$(313.1)

Basic (loss) income per share (Note 5):
Loss from continuing operations	$(75.68)	$(4.83)	$(3.70)
Income from discontinued operations	—	—	0.01
Net loss	$(75.68)	$(4.83)	$(3.69)
Basic weighted-average shares outstanding	13.2	13.2	84.8

Diluted (loss) income per share (Note 5):
Loss from continuing operations	$(75.68)	$(4.83)	$(3.70)
Income from discontinued operations	—	—	0.10
Net loss	$(75.68)	$(4.83)	$(3.69)
Diluted weighted-average shares outstanding	13.2	13.2	84.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited, in millions)

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
Net loss	$(747.8)	$(63.7)	$(193.5)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(3.6)	(1.7)	(1.7)
Derivatives, net of tax	10.1	—	—
Benefit plans, net of tax	(0.1)	—	0.2
Total other comprehensive income (loss), net of tax	6.4	(1.7)	(1.5)
Comprehensive loss	$(741.4)	$(65.4)	$(195.0)

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Net loss	$(997.1)	$(63.7)	$(313.1)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(1.8)	(1.7)	(1.5)
Derivatives, net of tax	5.8	—	—
Benefit plans, net of tax	(0.2)	—	—
Total other comprehensive income (loss), net of tax	3.8	(1.7)	(1.5)
Comprehensive loss	$(993.3)	$(65.4)	$(314.6)

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	Successor
	June 30, 2023	December 30, 2022
Assets
Current Assets:
Cash and cash equivalents	$480.6	$409.5
Accounts receivable, less allowance for doubtful accounts of $4.0 and $4.4	391.2	405.3
Inventories	860.5	947.6
Prepaid expenses and other current assets	123.2	273.4
Total current assets	1,855.5	2,035.8
Property, plant and equipment, net	453.2	457.6
Intangible assets, net	2,581.3	2,843.8
Deferred income taxes	—	475.5
Other assets	216.9	201.1
Total Assets	$5,106.9	$6,013.8

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$2,361.0	$44.1
Accounts payable	83.4	114.0
Accrued payroll and payroll-related costs	51.7	49.5
Accrued interest	81.0	29.0
Acthar Gel-Related Settlement	21.4	16.5
Opioid-Related Litigation Settlement liability	400.0	200.0
Accrued and other current liabilities	256.8	290.7
Total current liabilities	3,255.3	743.8
Long-term debt	737.6	3,027.7
Acthar Gel-Related Settlement	65.8	75.0
Opioid-Related Litigation Settlement liability	258.0	379.9
Pension and postretirement benefits	41.0	41.0
Environmental liabilities	35.2	35.8
Other income tax liabilities	18.9	18.2
Other liabilities	69.7	78.7
Total Liabilities	4,481.5	4,400.1
Shareholders' Equity:
Successor preferred shares, $0.01 par value, 500,000,000 authorized; none issued and outstanding	—	—
Successor ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Successor ordinary shares, $0.01 par value, 500,000,000 authorized; 13,353,356 and 13,170,932 issued; 13,289,180 and 13,170,932 outstanding	0.1	0.1
Successor ordinary shares held in treasury at cost, 64,176 and zero	(0.1)	—
Additional paid-in capital	2,196.1	2,191.0
Accumulated other comprehensive income	14.6	10.8
Retained deficit	(1,585.3)	(588.2)
Total Shareholders' Equity	625.4	1,613.7
Total Liabilities and Shareholders' Equity	$5,106.9	$6,013.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Cash Flows From Operating Activities:
Net loss	$(997.1)	$(63.7)	$(313.1)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	286.2	48.4	321.8
Share-based compensation	5.3	—	1.7
Deferred income taxes	475.5	(6.4)	(473.0)
Reorganization items, net	—	—	425.4
Non-cash accretion expense	138.6	7.7	—
Other non-cash items	16.8	(6.1)	35.3
Changes in assets and liabilities:
Accounts receivable, net	14.4	17.0	49.8
Inventories	75.7	24.6	(33.2)
Accounts payable	(24.5)	(11.7)	(3.6)
Income taxes	159.4	(4.1)	(26.9)
Payments of claims	—	—	(629.0)
Other	(29.3)	(21.2)	2.5
Net cash from operating activities	121.0	(15.5)	(642.3)
Cash Flows From Investing Activities:
Capital expenditures	(26.3)	(3.7)	(33.4)
Proceeds from divestitures, net of cash	—	65.0	—
Other	0.7	—	0.4
Net cash from investing activities	(25.6)	61.3	(33.0)
Cash Flows From Financing Activities:
Issuance of external debt	—	—	650.0
Repayment of external debt	(22.0)	(1.7)	(904.6)
Debt financing costs	—	—	(24.1)
Repurchase of shares	(0.1)	—	—
Net cash from financing activities	(22.1)	(1.7)	(278.7)
Effect of currency rate changes on cash	(1.1)	(0.2)	(3.9)
Net change in cash, cash equivalents and restricted cash	72.2	43.9	(957.9)
Cash, cash equivalents and restricted cash at beginning of period	466.7	447.3	1,405.2
Cash, cash equivalents and restricted cash at end of period	$538.9	$491.2	$447.3

Cash and cash equivalents at end of period	$480.6	$354.7	$297.9
Restricted cash included in prepaid expenses and other current assets at end of period	22.7	100.1	113.0
Restricted cash included in other long-term assets at end of period	35.6	36.4	36.4
Cash, cash equivalents and restricted cash at end of period	$538.9	$491.2	$447.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 31, 2021 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,597.8	$(3,678.9)	$(8.3)	$313.4
Net loss	—	—	—	—	—	(119.6)	—	(119.6)
Share-based compensation	—	—	—	—	1.2	—	—	1.2
Balance as of April 1, 2022 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,599.0	$(3,798.5)	$(8.3)	$195.0
Net loss	—	—	—	—	—	(193.5)	—	(193.5)
Other comprehensive loss	—	—	—	—	—	—	(1.5)	(1.5)
Share-based compensation	—	—	—	—	0.5	—	—	0.5
Cancellation of Predecessor equity	(94.3)	(18.9)	(9.6)	1,616.1	(5,599.5)	3,992.0	9.8	(0.5)
Issuance of Successor common stock	13.2	0.1	—	—	2,189.6	—	—	2,189.7
Issuance of Successor Opioid Warrants	—	—	—	—	13.9	—	—	13.9
Balance as of June 16, 2022 (Successor)	13.2	$0.1	—	$—	$2,203.5	$—	$—	$2,203.6
Net loss	—	—	—	—	—	(63.7)	—	(63.7)
Other comprehensive loss	—	—	—	—	—	—	(1.7)	(1.7)
Balance as of July 1, 2022 (Successor)	13.2	$0.1	—	$—	$2,203.5	$(63.7)	$(1.7)	$2,138.2

Balance as of December 30, 2022 (Successor)	13.2	$0.1	—	$—	$2,191.0	$(588.2)	$10.8	$1,613.7
Net loss	—	—	—	—	—	(249.3)	—	(249.3)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation	—	—	—	—	2.6	—	—	2.6
Balance as of March 31, 2023 (Successor)	13.2	$0.1	—	$—	$2,193.6	$(837.5)	$8.2	$1,364.4
Net loss	—	—	—	—	—	(747.8)	—	(747.8)
Other comprehensive income	—	—	—	—	—	—	6.4	6.4
Vesting of restricted shares	0.2	—	0.1	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	2.5	—	—	2.5
Balance as of June 30, 2023 (Successor)	13.4	$0.1	0.1	$(0.1)	$2,196.1	$(1,585.3)	$14.6	$625.4

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
Reorganization items, net for the Successor represents amounts incurred after the Effective Date that directly resulted from Chapter 11 and were entirely comprised of professional fees associated with the implementation of the Plan. Reorganization items, net for the Predecessor represents amounts incurred after the Petition Date but prior to emergence as a direct result of the Chapter 11 Cases and were comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of liabilities subject to compromise ("LSTC") at their estimated allowed claim amounts, as such adjustments were approved by the Bankruptcy Court. Cash paid for reorganization items, net for the six months ended June 30, 2023 (Successor), for the period from June 17, 2022 through July 1, 2022 (Successor), and the period from January 1, 2022 through June 16, 2022 (Predecessor), was $14.6 million, zero, and $304.1 million, respectively.
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
Beginning on May 17, 2023, the Company received unsolicited letters on behalf of various parties holding substantial positions across the Company's capital structure, including certain holders of the Company's (i) first lien senior secured term loans due 2027 ("Term Loans") issued under the credit agreement, dated as of June 16, 2022, by and among the Company, certain of its subsidiaries, the lenders party thereto, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Deutsche Bank AG New York Branch, as collateral agent ("Term Loan Credit Agreement") (ii) 10.00% first lien senior secured notes due 2025 ("2025 First Lien Notes"), (iii) 11.50% first lien senior secured notes due 2028 ("2028 First Lien Notes"), (iv) 10.00% second lien senior secured notes due 2025 ("2025 Second Lien Notes"), and (v) 10.00% second lien senior secured notes due 2029 ("2029 Second Lien Notes"). Under the Board of Directors' direction, the Company has been analyzing various proposals and engaging in discussions with various stakeholders, including such creditors and representatives of the Opioid Master Disbursement Trust II ("Trust"). As the Company’s discussions with its stakeholders proceeded, the Company determined not to make interest payments that were due on June 15, 2023 on its 2028 First Lien Notes and 2029 Second Lien Notes. Substantial doubt about the Company's ability to continue as a going concern exists in light of events of default arising from the failure to make these interest payments before the expiration of applicable grace periods, which events of default were continuing as of the date of this report. While the Company has sufficient liquidity to make such interest payments (as well as the $200.0 million installment payment originally due to be paid to the Trust on June 16, 2023 with respect to our opioid-related litigation settlement obligation ("Opioid Deferred Cash Payment"), which the Trust has agreed to extend until August 15, 2023), the failure to make the above described interest payments has resulted in events of default under the 2028 First Lien Notes and 2029 Second Lien Notes and, absent prompt cure of such events of default or discharge of the 2028 First Lien Notes and 2029 Second Lien Notes, cross-defaults under the Term Loans issued under the Term Loan Credit Agreement and the receivables financing facility pursuant to the ABL credit agreement, dated as of June 16, 2022 by and among ST US AR Finance LLC, the lenders party thereto, the L/C Issuers (as defined in the ABL Credit Agreement) party thereto and Barclays Bank plc, as administrative agent and collateral agent ("ABL Credit Agreement"), permitting specified portions of the creditors in respect of the 2028 First Lien Notes, 2029 Second Lien Notes, Term Loans and/or the ABL Credit Agreement to accelerate such obligations (which, in the case of the 2028 First Lien Notes and the 2029 Second Lien Notes, would include a prepayment premium) and terminate any applicable commitments to make additional loans under the ABL Credit Agreement. Although the Company has entered into forbearance agreements with certain holders of, and agents under, the 2028 First Lien Notes, 2029 Second Lien Notes, Term Loans, and the loans under the ABL Credit Agreement, such agreements expire on August 15, 2023 and it is possible that such obligations may be accelerated and applicable commitments to make additional loans under the ABL Credit Agreement may be terminated even before such date, notwithstanding such forbearance agreements. If such obligations were to be accelerated, the Company would not have sufficient liquidity to meet all such obligations as of the date of issuance of this report. Moreover, if the creditors in respect of the 2028 First Lien Notes, 2029 Second Lien Notes or the Term Loans were to accelerate such obligations (without such obligations being discharged), it would permit the Company's remaining noteholders and/or the Trust to accelerate their respective obligations in respect of the Company's remaining secured notes and opioid-related litigation settlement obligation. See Note 11 for further information with respect to the Company's opioid-related litigation settlement obligation, and Note 14 for further information on these matters, including other significant developments with respect to the Company's funded debt obligations.
The Company's Board of Directors continues to actively evaluate the Company's financial situation and consider options, and the Company is actively engaged in advanced discussions with various stakeholders. These discussions contemplate entering into a restructuring support agreement with various stakeholders that would include, among other things, the Company's initiating Chapter 11 proceedings under the U.S. Bankruptcy Code or analogous foreign bankruptcy or insolvency laws. However, there can be no assurance that the Company will reach an agreement in a timely manner, or at all, on terms of a restructuring support agreement that the Board of Directors would support. Because plans to resolve the risks to the Company's ability to continue as a going concern have not yet been finalized and are not fully within the Company's control, and therefore cannot be deemed probable, the Company has concluded that management's plans at this stage do not alleviate substantial doubt about the Company's ability to continue as a going concern.
The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from the outcome of this uncertainty. See Note 4 for discussion regarding the valuation allowance on the Company's net deferred tax assets that was recorded within the unaudited condensed consolidated balance sheet as of June 30, 2023 (Successor) as a result of considering the aforementioned substantial doubt in the Company's assessment of the realizability of certain net deferred tax assets.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. Unless otherwise indicated, the three and six months ended June 30, 2023 (Successor) refers to the thirteen and twenty-six week period ended June 30, 2023 (Successor). The period June 17, 2022 through July 1, 2022 reflects the Successor period, while the period April 2, 2022 through, and including, June 16, 2022 and the period January 1, 2022 through, and including, June 16, 2022 reflects the Predecessor periods.

2.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 13 for presentation of the Company's net sales by product family.

Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks (1)	Product Returns	Other Sales Deductions	Total
Balance as of December 31, 2021 (Predecessor)	$241.8	$21.5	$9.5	$272.8
Provisions	693.4	5.2	17.1	715.7
Payments or credits	(684.6)	(8.1)	(18.9)	(711.6)
Balance as of June 16, 2022 (Predecessor)	$250.6	$18.6	$7.7	$276.9

Balance as of June 17, 2022 (Successor)	$250.6	$18.6	$7.7	$276.9
Provisions	68.5	0.5	1.5	70.5
Payments or credits	(81.4)	(0.7)	(1.9)	(84.0)
Balance as of July 1, 2022 (Successor)	$237.7	$18.4	$7.3	$263.4

Balance as of December 30, 2022 (Successor)	$265.3	$16.0	$12.7	$294.0
Provisions	726.0	5.8	21.0	752.8
Payments or credits	(748.3)	(8.6)	(25.4)	(782.3)
Balance as of June 30, 2023 (Successor)	$243.0	$13.2	$8.3	$264.5
(1)Includes $91.3 million and $89.3 million of accrued Medicaid and $36.4 million and $55.3 million of accrued rebates as of June 30, 2023 (Successor) and December 30, 2022 (Successor), respectively, included within accrued and other current liabilities in the unaudited condensed consolidated balance sheets.

Product sales transferred to customers at a point in time and over time were as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
Product sales transferred at a point in time	83.6%	83.8%	82.4%
Product sales transferred over time	16.4	16.2	17.6

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Product sales transferred at a point in time	82.0%	83.8%	80.8%
Product sales transferred over time	18.0	16.2	19.2

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of June 30, 2023 (Successor):

Remainder of Fiscal 2023	$39.6
Fiscal 2024	37.7
Fiscal 2025	13.2
Thereafter	0.2

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

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
Royalty revenue	$0.4	$3.0	$14.9

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Royalty revenue	$3.8	$3.0	$34.9

3.	Restructuring and Related Charges
During fiscal 2021 and 2018, the Company launched restructuring programs designed to improve its cost structure, neither of which has a specified time period. Charges of $50.0 million to $100.0 million were provided for under the 2021 program and $100.0 million to $125.0 million were provided for under the 2018 program. The 2021 program will commence upon substantial completion of the 2018 program, and has not commenced as of June 30, 2023 (Successor).
Net restructuring and related charges by segment were as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
Corporate	$(0.2)	$1.1	$2.8
Restructuring charges, net	$(0.2)	$1.1	$2.8

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Specialty Generics	$—	$—	$3.5
Corporate	1.7	1.1	6.1
Restructuring and related charges, net	1.7	1.1	9.6
Less: accelerated depreciation	(0.7)	—	—
Restructuring charges, net	$1.0	$1.1	$9.6

Net restructuring and related charges by program were comprised of the following:

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
2018 Program	$(0.2)	$1.1	$2.8
Less: non-cash charges, including accelerated depreciation	—	(0.2)	(1.5)
Total charges expected to be settled in cash	$(0.2)	$0.9	$1.3

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
2018 Program	$1.7	$1.1	$9.6
Less: non-cash charges, including accelerated depreciation	(0.8)	(0.2)	(3.6)
Total charges expected to be settled in cash	$0.9	$0.9	$6.0

The following table summarizes cash activity for restructuring reserves for the 2018 Program, which primarily related to employee severance and benefits:

2018 Program
Balance as of December 30, 2022 (Successor)	$4.6
Charges from continuing operations	1.2
Changes in estimate from continuing operations	(0.3)
Cash payments	(5.3)
Balance as of June 30, 2023 (Successor)	$0.2

As of June 30, 2023 (Successor), net restructuring and related charges incurred cumulative to date for the 2018 Program were as follows:

	Successor	Predecessor
Specialty Brands	$—	$3.1
Specialty Generics	0.8	18.5
Corporate	13.0	84.0
	$13.8	$105.6

All of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets. Amounts paid in the future may differ from the amount currently recorded.

4.	Income Taxes
The Company's income tax expense (benefit) was as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
Current tax expense (benefit)	$19.2	$(3.3)	$(18.9)
Deferred tax expense (benefit)	508.9	(6.4)	(472.5)
Income tax expense (benefit)	$528.1	$(9.7)	$(491.4)

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Current tax expense (benefit)	$21.8	$(3.3)	$(23.9)
Deferred tax expense (benefit)	475.5	(6.4)	(473.4)
Income tax expense (benefit)	$497.3	$(9.7)	$(497.3)
As further discussed in Note 1, the Company concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of issuance of this report. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. Therefore, a valuation allowance of $475.5 million was placed on the net deferred tax assets as of the beginning of the year. Additionally, a valuation allowance was recorded to offset the current year deferred tax activity, predominately related to intangible asset amortization, accretion expense associated with our settlement obligations and debt, and inventory step-up amortization expense. As a result, all of the Company’s net deferred tax assets as of the six months ended June 30, 2023 (Successor) are fully offset by a valuation allowance.
The Company recognized income tax expense of $528.1 million and $497.3 million on losses from continuing operations before income taxes of $219.7 million and $499.8 million for the three and six months ended June 30, 2023 (Successor), respectively. This resulted in effective tax rates of negative 240.4% and negative 99.5%, respectively. The income tax provision for both the three and six months ended June 30, 2023 (Successor) consisted of deferred income tax expense related to the valuation allowance noted above, recorded against the Company's net deferred tax assets, and current income tax expense related to a decrease in prepaid income taxes.
The income tax expense of $528.1 million for the three months ended June 30, 2023 (Successor) consisted of the valuation allowance of $475.5 million placed on the net deferred tax assets as of the beginning of the year that were no longer more likely than not realizable, $29.9 million attributed to the valuation allowance recorded on current year deferred tax activity, $20.9 million attributed to a decrease in prepaid income taxes and $1.8 million predominately attributed to pretax earnings in various jurisdictions.
The income tax expense of $497.3 million for the six months ended June 30, 2023 (Successor) consisted of the valuation allowance of $475.5 million placed on the net deferred tax assets as of the beginning of the year that were no longer more likely than not realizable, $20.9 million attributed to a decrease in prepaid income taxes and $2.2 million predominately attributed to pretax earnings in various jurisdictions, offset by $1.3 million attributed to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
The Company recognized $9.7 million, $491.4 million, and $497.3 million of income tax benefit on $73.4 million, $685.2 million, and $811.3 million of losses from continuing operations before income taxes for the periods from June 17, 2022 through July 1, 2022 (Successor), April 2, 2022 through June 16, 2022 (Predecessor), and January 1, 2022 through June 16, 2022 (Predecessor), respectively. This resulted in effective tax rates of 13.2%, 71.7%, and 61.3%, respectively.
The income tax benefit of $9.7 million for the period from June 17, 2022 through July 1, 2022 (Successor) consisted of $8.0 million attributed to pretax earnings in various jurisdictions and $1.7 million attributed to separation costs, reorganization items, net and restructuring charges.
The income tax benefit for the period from April 2, 2022 through June 16, 2022 (Predecessor) and the period from January 1, 2022 through June 16, 2022 (Predecessor) primarily consisted of the income tax impacts from reorganization and fresh-start adjustments, including adjustments to the Company's valuation allowance. For the period January 1, 2022 through June 16, 2022 (Predecessor), the Company recorded an income tax benefit of $497.3 million, primarily for reorganization adjustments in the Predecessor period consisting of (1) $1,231.5 million of tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income (“CODI”) realized upon emergence and limitations under Sections 382 and 383 of the IRC; (2) $141.3 million of tax expense for the net decrease in deferred tax assets resulting from reorganization adjustments; and (3) $1,270.1 million of tax benefit for the reduction in the valuation allowance on the Company's deferred tax assets; and fresh-start adjustments in the Predecessor period consisting of (4) $297.1 million of tax benefit for the net decrease in deferred tax liabilities resulting from fresh-start adjustments and (5) $285.3 million of tax benefit associated with the release of uncertain tax positions. The remaining tax benefit was attributable to pretax earnings in various jurisdictions during the Predecessor period.
During the six months ended June 30, 2023 (Successor), net cash refunds for income taxes were $137.8 million, including refunds of $141.6 million received as a result of provisions in the CARES Act and net payments of $3.8 million related to operational activity. During the period June 17, 2022 through July 1, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor), net cash payments for income taxes were $0.7 million and $3.0 million, respectively.
The Company's unrecognized tax benefits, excluding interest, totaled $24.8 million as of both June 30, 2023 (Successor) and December 30, 2022 (Successor). If favorably settled, $15.4 million of unrecognized tax benefits as of June 30, 2023 (Successor) would benefit the effective tax rate. The remaining unrecognized tax benefits are reflected as a write-off of related deferred tax assets. If these unrecognized tax benefits were recognized, the related deferred tax assets would be offset by a valuation allowance. The total amount of accrued interest and penalties related to these obligations was $3.4 million and $2.8 million as of June 30, 2023 (Successor) and December 30, 2022 (Successor), respectively.
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
The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
Basic and diluted	13.2	13.2	84.8

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Basic and diluted	13.2	13.2	84.8

The computation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2023 (Successor) excluded approximately zero shares of equity awards. The computation of diluted weighted-average shares outstanding for the period June 17, 2022 through July 1, 2022 (Successor) excluded approximately 3.2 million shares of warrants that were issued on the Effective Date because the effect would have been anti-dilutive. The computation of diluted weighted-average shares outstanding for both the periods April 2, 2022 through June 16, 2022 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor) excluded approximately 0.5 million shares of equity awards because the effect would have been anti-dilutive, respectively.

6.	Inventories
Inventories were comprised of the following at the end of each period:

	Successor
	June 30, 2023	December 30, 2022
Raw materials and supplies	$102.2	$80.2
Work in process	485.9	552.1
Finished goods	272.4	315.3
	$860.5	$947.6

7.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	Successor
	June 30, 2023	December 30, 2022
Property, plant and equipment, gross	$503.0	$485.0
Less: accumulated depreciation	(49.8)	(27.4)
Property, plant and equipment, net	$453.2	$457.6

Depreciation expense was as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
Depreciation expense	$11.8	$2.9	$17.9

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Depreciation expense	$23.7	$2.9	$40.0

8.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	Successor
	June 30, 2023		December 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$3,041.2	$581.2	$3,041.2	$318.7
Non-Amortizable:
In-process research and development	121.3		121.3

Intangible asset amortization expense was as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
Amortization expense	$129.3	$45.5	$126.7

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Amortization expense	$262.5	$45.5	$281.8

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Successor
Remainder of Fiscal 2023	$246.7
Fiscal 2024	446.1
Fiscal 2025	385.1
Fiscal 2026	337.5
Fiscal 2027	284.4

9.	Debt
Debt was comprised of the following at the end of each period:

	Successor
	June 30, 2023			December 30, 2022
	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Receivables financing facility due June 2026	$—	$—	$1.2	$—	$—	$—
2017 Replacement Term loan due September 2027	1,356.7	1,220.8	—	34.8	34.8	—
2018 Replacement Term loan due September 2027	360.1	326.3	—	9.3	9.3	—
11.50% first lien senior secured notes due December 2028	650.0	650.0	19.0	—	—	—
10.00% second lien senior secured notes due June 2029	328.3	184.1	—	—	—	—
Total current debt	2,695.1	2,381.2	20.2	44.1	44.1	—
Long-term debt:
10.00% first lien senior secured notes due April 2025	495.0	480.0	—	495.0	475.9	—
10.00% second lien senior secured notes due April 2025	321.9	257.6	—	321.9	242.2	—
2017 Replacement Term loan due September 2027	—	—	—	1,339.3	1,187.3	—
2018 Replacement Term loan due September 2027	—	—	—	355.5	317.6	—
11.50% first lien senior secured notes due December 2028	—	—	—	650.0	650.0	20.8
10.00% second lien senior secured notes due June 2029	—	—	—	328.3	175.5	—
Total long-term debt	816.9	737.6	—	3,490.0	3,048.5	20.8
Total debt	$3,512.0	$3,118.8	$20.2	$3,534.1	$3,092.6	$20.8

As previously disclosed, the Company determined not to make interest payments that were due on June 15, 2023 on its 2028 First Lien Notes and 2029 Second Lien Notes. The failure to make these interest payments constituted an event of default under each such series of notes because such failure continued unremedied after the expiration of the applicable grace period, permitting specified portions of the creditors in respect thereof to accelerate such obligations (which would include a prepayment premium). The occurrence of such events of default, unless promptly cured and absent the 2028 First Lien Notes and the 2029 Second Lien Notes

being discharged, also constitute an event of default under the Company’s Term Loans and ABL Credit Agreement, permitting specified portions of the creditors in respect thereof to accelerate the obligations in respect thereof and terminate any applicable commitments to make additional loans under the ABL Credit Agreement. Although, on July 16, 2023, the Company entered into certain forbearance agreements with holders of more than 75% in principal amount of the outstanding 2028 First Lien Notes, holders of a majority in principal amount of each of the 2029 Second Lien Notes and the Term Loans (and the administrative agent with respect to the Term Loans), and the lenders and agents under the ABL Credit Agreement pursuant to which the applicable creditors and agents party thereto have agreed to forbear from exercising any rights or remedies with respect to the above described events of default, such agreements expire on August 15, 2023, and it is possible that such obligations may be accelerated and any applicable commitments to make additional loans under the ABL Credit Agreement may be terminated even before such date, notwithstanding such forbearance agreements. Refer to Note 14 for further information.
As a result of the above described events of default, the carrying values of the 2028 First Lien Notes, the 2029 Second Lien Notes, the Term Loans and the ABL Credit Agreement were classified as current on the unaudited condensed consolidated balance sheet as of June 30, 2023 (Successor). The Company's debt instruments are further described within the notes to the financial statements included within the Company's Annual Report on Form 10-K.

Applicable interest rate
As of June 30, 2023 (Successor), the applicable interest rate and outstanding principal on the Company's debt instruments were as follows:

	Applicable Interest Rate	Outstanding Principal
Fixed-rate instruments	10.54%	$1,795.2
2017 Replacement Term Loan due September 2027 (1)	10.15	1,356.7
2018 Replacement Term Loan due September 2027 (1)	10.40	360.1
(1)Includes the impact of the interest rate cap agreement, which is discussed further in Note 12.

10.	Guarantees
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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of Chapter 11 and is no longer a liability of the Successor Company. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the Chapter 11 proceedings. As of June 30, 2023 (Successor) and December 30, 2022 (Successor), $19.7 million and $19.3 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets, respectively. As of June 30, 2023 (Successor), the Company does not expect to make future payments related to these indemnification obligations.
As of June 30, 2023 (Successor), the Company had various other letters of credit, guarantees and surety bonds totaling $30.1 million and restricted cash of $38.6 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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

Governmental Proceedings
Acthar Gel-Related Matters
SEC Subpoena. In August 2019, the Company received a subpoena from the SEC for documents related to the Company's disclosure of its dispute with the U.S. Department of Health and Human Services ("HHS") and Centers for Medicare and Medicaid Services (together with HHS, the "Agency") concerning the base date average manufacturer price for Acthar® Gel under the Medicaid Drug Rebate Program, which was also the subject of litigation that the Company filed against the Agency. The SEC issued subsequent subpoenas on January 7, 2022 and September 28, 2022, requesting additional documents from the Company.
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

Commercial and Securities Litigation
Putative Class Action Securities Litigation (Continental General). On July 7, 2023, a putative class action lawsuit was filed against the Company, its Chief Executive Officer ("CEO") Sigurdur Olafsson, its Chief Financial Officer ("CFO") Bryan Reasons, and the Chairman of the Board, Paul Bisaro, in the U.S. District Court for the Southern District of New Jersey, captioned Continental General Insurance Company and Percy Rockdale, LLC v. Mallinckrodt plc et al., No. 23-cv-03662. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between June 17, 2022 and June 14, 2023. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s settlement of opioid-related litigation and the risk of additional filings for bankruptcy protection. The lawsuit seeks monetary damages in an unspecified amount. The Company intends to vigorously defend itself in this matter.
Local 542. In May 2018, the International Union of Operating Engineers ("IUOE") Local 542 filed a non-class complaint against the Company and other defendants in Pennsylvania state court alleging improper pricing and distribution of Acthar Gel, in violation of Pennsylvania's Unfair Trade Practices and Consumer Protection Law, aiding and abetting, unjust enrichment and negligent misrepresentation captioned as Int'l Union of Operating Engineers Local 542 v. Mallinckrodt ARD Inc., et al. Plaintiff filed an amended complaint in August 2018, the Company's objections to which were denied by the court. In January 2021, the Company removed this case to the U.S. District Court for the Eastern District of Pennsylvania ("EDPA"). In March 2021, the EDPA granted the Company's motion to transfer the case to the District of Delaware and denied without prejudice Local 542's motion to remand the case to state court. In June 2021, the District of Delaware referred this case to the Bankruptcy Court in Delaware. On November 17, 2022, Local 542 filed a motion to withdraw the reference to the District Court, and the case was transferred back to the District of Delaware at Case No. 22-cv-01502. On December 22, 2022, Local 542 filed a request for the motion to withdraw the reference to be decided by the EDPA and to permit remand to state court. On December 28, 2022, the case was assigned to Judge Ambro of the United States Court of Appeals for the Third Circuit due to related cases. On June 27, 2023, the Delaware district court entered an order to withdraw reference of the action to the Delaware bankruptcy court and to transfer the case back to the Eastern District of Pennsylvania in order to be remanded to state court. The Company is discussing its dismissal from the case in light of the Bankruptcy Discharge. The Company will vigorously defend itself in this matter both on the merits and as discharged through the bankruptcy.

Patent Litigation
Mallinckrodt Pharmaceuticals Ireland Limited et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (Collectively "Airgas") in the District of Delaware following notice from Airgas of its abbreviated new drug application ("ANDA") submission seeking approval from the FDA for a generic version of INOmax® (nitric oxide) gas, for inhalation ("INOmax"). The case is at an early stage, with discovery just commencing. At the July 2023 scheduling conference, the court set an initial trial date of March 10, 2025. Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011.
Many of the patents asserted against Airgas were previously asserted in the District of Delaware against Praxair Distribution, Inc. and Praxair, Inc. (collectively "Praxair") in 2015 and 2016 following Praxair's submissions with FDA seeking approval for a nitric oxide drug product and delivery system. The litigation against Praxair resulted in Praxair's launch of a competitive nitric oxide product. The Company continues to develop and pursue patent protection of next generation nitric oxide delivery systems and additional uses of nitric oxide and intends to vigorously enforce its intellectual property rights against any parties that may seek to market a generic version of the Company's INOmax product and/or next generation delivery systems.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of June 30, 2023 (Successor), it was probable that it would incur remediation costs in the range of $18.1 million to $48.1 million. The Company also concluded that, as of June 30, 2023 (Successor), the best estimate within this range was $36.4 million, of which $1.2 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2023 (Successor). While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
Lower Passaic River, New Jersey. The Company and approximately 70 other companies ("Cooperating Parties Group" or "CPG") are parties to a May 2007 Administrative Order on Consent with the Environmental Protection Agency ("EPA") to perform a remedial investigation and feasibility study ("RI/FS") of the 17-mile stretch known as the Lower Passaic River Study Area (“River”). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey (the “Lodi facility” and the “Belleville facility” respectively). In April 2014, the EPA issued a revised Focused Feasibility Study ("FFS"), with remedial alternatives to address cleanup of the lower 8-mile stretch of the River. The EPA estimated that the cost for the remediation alternatives ranged from $365.0 million to $3.2 billion and the EPA's preferred approach had an estimated cost of $1.7 billion. In April 2015, the CPG presented a draft of the RI/FS of the River to the EPA that included alternative remedial actions for the entire 17-mile stretch of the River. In March 2016, the EPA issued the Record of Decision ("ROD(s)") for the lower 8 miles of the River with a slight modification on its preferred approach and a revised estimated cost of $1.38 billion. In October 2016, the EPA announced that Occidental Chemicals Corporation had entered into an agreement to develop the remedial design.
In August 2018, the EPA finalized a buyout offer of $280,600 with the Company, limited to its former Lodi facility, for the lower 8 miles of the River. In September 2021, the EPA issued the ROD for the upper 9 miles of the River selecting source control as the remedy for the upper 9 miles with an estimated cost of $441.0 million. In September 2022, the Company entered into a conditional $0.3 million Early Cash-Out Consent Decree (“CD”) with the EPA as a buyout for its portion of the upper part of the River related to its former Lodi facility; finalization of the CD is subject to the EPA approval following the public comment period that was extended until a September 22, 2023 court hearing to determine whether the court will hold a Fairness Hearing or whether the EPA will finalize and approve the conditional CD.
The portion of the liability related to the Belleville facility was discharged against the Company as a result of the Plan. Any reserves associated with this contingency were included in LSTC as of the Effective Date, and any related liabilities were discharged under the Bankruptcy Code.

As of June 30, 2023 (Successor), the Company estimated that its remaining liability related to the River was $21.0 million, which was included within environmental liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2023 (Successor). Despite the issuance of the revised FFS and the RODs for both the lower and upper River by the EPA, the RI/FS by the CPG, and the conditional CD by the EPA, there are many uncertainties associated with the final agreed-upon remediation, potential future liabilities and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as the remediation progresses.
Hoffmann, et al. v. ASHTA Chemical, Inc., et al. On June 20, 2023, a complaint was filed against several corporations, including Mallinckrodt LLC, by 75 of the corporations' respective former employees and contractors, and certain family members thereof, alleging various tort claims related to alleged injuries resulting from exposure to mercury at a manufacturing facility in Ashtabula, Ohio. The alleged claims (employer intentional tort, negligence, fraudulent concealment and misrepresentation, premises liability, and civil conspiracy) against Mallinckrodt LLC are based on alleged mercury exposure between 1974 to 1982, when an alleged predecessor in interest to Mallinckrodt owned and operated the Ashtabula facility. The Company believes that the claims arose before June 16, 2022 emergence from bankruptcy and therefore were discharged as a result of the Plan, and the plaintiffs are enjoined from bringing an action against Mallinckrodt LLC. The Company is currently in the process of responding to the complaint.

Bankruptcy Litigation and Appeals
First Lien Noteholder Matters. The Plan reinstated the issuers' 2025 First Lien Notes in an aggregate principal amount of $495.0 million and the note documents relating thereto. Certain holders of the 2025 First Lien Notes and the trustee in respect thereof (collectively, "Noteholder Parties"), objected to the reinstatement, arguing, among other things, that the Company was required to pay a significant make-whole premium as a condition to reinstatement of the 2025 First Lien Notes. In the course of confirming the Plan, the Bankruptcy Court overruled these objections.
On March 30, 2022, the Noteholder Parties appealed the confirmation order's approval of the reinstatement of the 2025 First Lien Notes to the United States District Court for the District of Delaware ("District Court"). The Company and the 2025 First Lien Notes trustee reached an agreement to hold the trustee's appeal in abeyance, to be determined by the result of the holders' appeals, subject to certain conditions, which was approved by the District Court. Briefing on the merits of the Noteholder Parties' appeals was completed on July 1, 2022. On the same date, the Company moved to dismiss the Noteholder Parties' appeals as equitably moot. Briefing on the motion was completed on August 5, 2022 and supplemental declarations have been filed in the appeal. Oral argument was held on the Noteholder Parties' appeals on May 5, 2023, and the District Court took the matter under advisement.
At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these appeals. The Company will continue to vigorously defend the Plan.
Sanofi. On October 12, 2021, in the Company's bankruptcy, sanofi-aventis U.S. LLC ("Sanofi") filed a motion asking the Bankruptcy Court for an order determining that, under the Bankruptcy Code, the Company could not discharge alleged royalty obligations owed to Sanofi under an asset purchase agreement through which the Company acquired certain intellectual property from Sanofi's predecessor ("Sanofi Motion"). On November 8, 2021, the Bankruptcy Court denied the Sanofi Motion and ordered that any royalty obligations allegedly owed to Sanofi constitute prepetition unsecured claims that may be discharged under the Bankruptcy Code. On November 19, 2021, Sanofi appealed the Bankruptcy Court's ruling of the Sanofi Motion to the District Court. Briefing was completed on March 10, 2022 and the District Court affirmed on December 20, 2022, for which Sanofi filed a notice of appeal on January 17, 2023. Sanofi had also appealed the Bankruptcy Court's confirmation order, but pursuant to the terms of a settlement between Sanofi and the General Unsecured Claims Trustee appointed pursuant to the Plan, Sanofi dismissed its appeal of the confirmation order with prejudice.
Banks et al. v. Cotter Corporation et al. v. Mallinckrodt LLC, et al. On January 29, 2023, the named plaintiffs in Banks et al. v. Cotter Corporation et al. v. Mallinckrodt LLC, et al. No. 20-CV-1227 (E.D. Mo.) filed a motion to amend their class-action petition to add Mallinckrodt LLC as a defendant. Mallinckrodt LLC filed a motion in the Bankruptcy Court to enjoin this petition on the grounds that these alleged claims were discharged pursuant to the Plan and confirmation order. Following an April 11, 2023 oral argument on the motion to enjoin, the Bankruptcy Court denied the motion, with the effect being that the named plaintiffs were permitted to proceed with their motion to amend their petition. Under the confirmation order, any liability Mallinckrodt LLC may have in connection with the Banks litigation was discharged upon emergence from Chapter 11, with the limited exception of liability that both was asserted in writing prepetition and is indemnified by the U.S. government.

Opioid-related litigation settlement
On June 15, 2023, the Company, certain subsidiaries of the Company and the Trust entered into Amendment No. 1 ("Amendment") to that certain opioid deferred cash payments agreement, dated as of June 16, 2022, which was entered into in connection with the Plan. The Amendment extended to June 23, 2023, from June 16, 2023, the date on which the Opioid Deferred

Cash Payment is required to be made to the Trust. Since then, pursuant to the Amendment, the Trust has provided several additional written notices that had the effect of extending the due date of the Opioid Deferred Cash Payment to August 15, 2023.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	June 30, 2023 (Successor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$39.1	$26.5	$12.6	$—
Equity securities	9.1	9.1	—	—
Interest rate cap	23.8	—	23.8	—
	$72.0	$35.6	$36.4	$—
Liabilities:
Deferred compensation liabilities	$18.7	$—	$18.7	$—
Contingent consideration liabilities	0.2	—	—	0.2
	$18.9	$—	$18.7	$0.2

	December 30, 2022 (Successor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$36.6	$24.8	$11.8	$—
Equity securities	25.5	25.5	—	—
	$62.1	$50.3	$11.8	$—
Liabilities:
Deferred compensation liabilities	$26.0	$—	$26.0	$—
Contingent consideration liabilities	7.3	—	—	7.3
	$33.3	$—	$26.0	$7.3
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
The interest rate cap agreement qualifies as a cash flow hedge. The premium paid is recognized in income on a rational basis, and changes in the fair value of the interest rate cap are recorded within accumulated other comprehensive income ("AOCI") and are subsequently reclassed into interest expense in the period when the hedged interest affects earnings. The fair value of the interest rate cap is included in other assets on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2023 (Successor). The Company elected to use the income approach to value the interest rate cap derivative using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable such as LIBOR or SOFR rate curves, futures and volatilities. Mid-market pricing is used as a practical expedient in the fair value measurements. During the three and six months ended June 30, 2023 (Successor) the Company recognized an unrealized gain of $11.1 million and $6.1 million, respectively, within AOCI with $0.9 million and $1.2 million, respectively, being reclassified into earnings as a component of interest expense, net. It is expected that over the next 12 months, $6.7 million of the estimated losses in AOCI will be recognized into interest expense, net. The cash payment of the $20.0 million premium and other corresponding activity related to the interest rate cap were reflected as cash flows from operating activities in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2023 (Successor).
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
Contingent consideration liabilities. In accordance with the Plan and the Scheme of Arrangement, the Company will provide consideration for a contingent value right ("CVR") associated with Terlivaz® primarily in the form of the achievement of a cumulative net sales milestone. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the Terlivaz CVR as of June 30, 2023 (Successor) and December 30, 2022 (Successor) to be $0.2 million and $7.3 million, respectively.

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of June 30, 2023 (Successor) and December 30, 2022 (Successor):
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $58.3 million and $57.2 million as of June 30, 2023 (Successor) and December 30, 2022 (Successor) (level 1), respectively.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $46.6 million and $46.7 million as of June 30, 2023 (Successor) and December 30, 2022 (Successor), respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.

•The Company's 10.00% and 11.50% first and second lien senior secured notes are classified as level 1, as quoted prices are available in an active market for these notes. Since quoted market prices for the Company's term loans are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value.

The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	Successor
	June 30, 2023		December 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
10.00% first lien senior secured notes due April 2025	$480.0	$389.8	$475.9	$425.9
10.00% second lien senior secured notes due April 2025	257.6	60.3	242.2	216.8
11.50% first lien senior secured notes due December 2028	650.0	557.9	650.0	552.6
10.00% second lien senior secured notes due June 2029	184.1	52.7	175.5	176.7

Level 2:
2017 Replacement Term loan due September 2027	1,220.8	1,026.2	1,222.1	1,037.8
2018 Replacement Term loan due September 2027	326.3	272.6	326.9	274.8
Total Debt	$3,118.8	$2,359.5	$3,092.6	$2,684.6

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
FFF Enterprises, Inc.	23.8%	23.6%	26.9%

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
FFF Enterprises, Inc.	21.4%	23.6%	11.8%
CuraScript, Inc.	*	*	15.6
* Net sales to this distributor was less than 10.0% of the Company's total net sales for the respective periods presented above.

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	Successor
	June 30, 2023	December 30, 2022
AmerisourceBergen Corporation	24.5%	23.3%
McKesson Corporation	21.6	17.3
FFF Enterprises, Inc.	*	16.2
*Accounts receivable attributable to this distributor was less than 10.0% of total gross accounts receivable at the end of the respective period presented above.

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
Acthar Gel	24.6%	32.4%	24.6%
INOmax	16.2	15.8	17.4
Therakos	13.2	12.0	13.0
APAP	12.6	13.3	13.1

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Acthar Gel	22.1%	32.4%	25.4%
INOmax	17.7	15.8	19.0
Therakos	13.5	12.0	12.5
APAP	11.8	13.3	11.0

13.	Segment Data
The Company operates in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and APIs.
Management measures and evaluates the Company's operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items may include, but are not limited to, depreciation and amortization, share-based compensation, net restructuring charges, non-restructuring impairment charges and liabilities management and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating loss and are reflected in the reconciliations presented below.

Selected information by reportable segment was as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
Net sales:
Specialty Brands	$280.1	$58.2	$247.7
Specialty Generics	194.9	26.8	136.0
Net sales	$475.0	$85.0	$383.7
Operating income (loss):
Specialty Brands	$61.6	$4.5	$102.4
Specialty Generics	35.1	0.3	30.9
Segment operating income	96.7	4.8	133.3
Unallocated amounts:
Corporate and unallocated expenses (1)	0.6	(0.9)	(15.4)
Depreciation and amortization	(141.1)	(48.4)	(144.6)
Share-based compensation	(2.7)	—	(0.5)
Restructuring charges, net	0.2	(1.1)	(2.8)
Liabilities management and separation costs (2)	(10.3)	(9.2)	(7.0)
Operating loss	$(56.6)	$(54.8)	$(37.0)
(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs included in selling, general and administrative ("SG&A") expenses, primarily related to professional fees incurred by the Company (including where the Company is responsible for the fees of third parties) in connection with its ongoing evaluation of its financial situation and related discussions with its stakeholders, expenses incurred related to the Predecessor directors' and officers' insurance policy and severance for the former CEO of the Predecessor, in addition to professional fees and costs incurred as the Company explores potential sales of non-core assets to enable further deleveraging post-emergence.
.

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Net sales:
Specialty Brands	$532.1	$58.2	$587.1
Specialty Generics	367.5	26.8	287.5
Net sales	$899.6	$85.0	$874.6
Operating income (loss):
Specialty Brands	$94.0	$4.5	$267.2
Specialty Generics	67.9	0.3	65.3
Segment operating income	161.9	4.8	332.5
Unallocated amounts:
Corporate and unallocated expenses (1)	(13.4)	(0.9)	(48.2)
Depreciation and amortization	(286.2)	(48.4)	(321.8)
Share-based compensation	(5.3)	—	(1.7)
Restructuring charges, net	(1.0)	(1.1)	(9.6)
Liabilities management and separation costs (2)	(15.2)	(9.2)	(9.0)
Operating loss	$(159.2)	$(54.8)	$(57.8)
(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs included in SG&A expenses, primarily related to professional fees incurred by the Company (including where the Company is responsible for the fees of third parties) in connection with its ongoing evaluation of its financial situation and related discussions with its stakeholders, expenses incurred related to the Predecessor directors' and officers' insurance policy and severance for the former CEO of the Predecessor, in addition to professional fees and costs incurred as the Company explores potential sales of non-core assets to enable further deleveraging post-emergence.
.

Net sales by product family within the Company's reportable segments were as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022
Acthar Gel	$116.8	$27.5	$94.2
INOmax	76.9	13.5	66.8
Therakos	62.9	10.2	49.7
Amitiza (1)	18.6	5.8	33.8
Terlivaz	3.4	—	—
Other	1.5	1.2	3.2
Specialty Brands	280.1	58.2	247.7

Opioids	72.1	8.7	38.8
ADHD	19.0	1.8	6.8
Addiction treatment	16.1	2.5	14.1
Other	2.4	0.1	2.0
Generics	109.6	13.1	61.7
Controlled substances	20.9	1.7	17.2
APAP	59.8	11.3	50.2
Other	4.6	0.7	6.9
API	85.3	13.7	74.3
Specialty Generics	194.9	26.8	136.0
Net sales	$475.0	$85.0	$383.7
(1)Amitiza consists of both product net sales and royalties. Refer to Note 2 for further details on Amitiza's revenues.

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Acthar Gel	$198.8	$27.5	$221.9
INOmax	159.6	13.5	165.8
Therakos	121.6	10.2	109.6
Amitiza (1)	43.1	5.8	81.5
Terlivaz	5.6	—	—
Other	3.4	1.2	8.3
Specialty Brands	532.1	58.2	587.1

Opioids	134.3	8.7	88.8
ADHD	41.4	1.8	17.5
Addiction treatment	31.7	2.5	30.0
Other	4.2	0.1	4.9
Generics	211.6	13.1	141.2
Controlled substances	39.4	1.7	37.6
APAP	106.2	11.3	96.5
Other	10.3	0.7	12.2
API	155.9	13.7	146.3
Specialty Generics	367.5	26.8	287.5
Net sales	$899.6	$85.0	$874.6
(1)Amitiza consists of both product net sales and royalties. Refer to Note 2 for further details on Amitiza's revenues.

14.	Subsequent Events
Commitments and Contingencies
Certain litigation matters occurred on, or prior to, June 30, 2023 (Successor), but had subsequent updates through the date of issuance of this report. See further discussion in Note 11.

Debt
On June 15, 2023, the Company did not make interest payments that were due on that date on its 2028 First Lien Notes and 2029 Second Lien Notes. As the failure to make these interest payments continued unremedied after the expiration of applicable grace periods, events of default occurred under the 2028 First Lien Notes and 2029 Second Lien Notes, permitting specified portions of the creditors in respect thereof to accelerate the obligations in respect thereof (which would include a prepayment premium). The occurrence of such events of default, unless promptly cured and absent the 2028 First Lien Notes and the 2029 Second Lien Notes being discharged, also constitute an event of default under the Company’s Term Loans and ABL Credit Agreement, permitting specified portions of the creditors in respect thereof to accelerate the obligations and terminate any applicable commitments to make additional loans under the ABL Credit Agreement.
On July 13, 2023, ST US AR Finance LLC, a wholly owned subsidiary of the Company, borrowed $100.0 million under the Company's receivables financing facility pursuant to the ABL Credit Agreement in order to maximize cash on hand.
On July 16, 2023, certain subsidiaries of the Company entered into forbearance agreements with the holders of (i) more than 75% in principal amount of the outstanding 2028 First Lien Notes ("2028 First Lien Notes Forbearance Agreement") and (ii) a majority in principal amount of the outstanding 2029 Second Lien Notes ("2029 Second Lien Notes Forbearance Agreement"), pursuant to which such noteholders agreed to forbear from exercising any rights and remedies (including any right to accelerate any obligations thereunder) with respect to the events of default arising from the failure to make interest payments in respect thereof that were due and payable on June 15, 2023 (and certain related events of default) until August 15, 2023 unless such forbearance agreements (which contain customary termination events, including the termination of the Credit Agreement Forbearance Agreement (as defined below)) are earlier terminated in accordance with the terms thereof.
Also on July 16, 2023, the Company and certain of its subsidiaries entered into a forbearance agreement ("Credit Agreement Forbearance Agreement") with the holders of a majority in principal amount of the outstanding Term Loans outstanding and Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents in respect of the Company's Term Loans (together, the "Administrative Agent"), pursuant to which such lenders and the Administrative Agent agreed to forbear from exercising (and such lenders agreed to instruct the Administrative Agent and the collateral agent not to exercise) any rights and remedies (including any right to accelerate any obligations thereunder) with respect to the event of default arising from such failure (and certain related events of default) until August 15, 2023, unless the Credit Agreement Forbearance Agreement (which contains customary termination events, including the termination of either the 2028 First Lien Notes Forbearance Agreement or the 2029 Second Lien Notes Forbearance Agreement) is earlier terminated in accordance with the terms thereof.
Also on July 16, 2023, ST US AR Finance LLC entered into a forbearance agreement ("ABL Forbearance Agreement") with the Required Lenders (as defined in the ABL Credit Agreement) under such facility and with Barclays Bank plc, as administrative agent and collateral agent thereunder ("ABL Agent"), pursuant to which such lenders and the ABL Agent agreed to forbear from exercising (and such lenders agreed to instruct the ABL Agent not to exercise) any rights or remedies (including any right to accelerate any obligations thereunder) with respect to any of the foregoing events of default (and certain related events of default) until August 15, 2023, unless the ABL Forbearance Agreement (which contains customary termination events, including the termination of the 2028 First Lien Notes Forbearance Agreement, the 2029 Second Lien Notes Forbearance Agreement or the Credit Agreement Forbearance Agreement) is earlier terminated in accordance with the terms thereof. Pursuant to the terms of the ABL Forbearance Agreement, the ABL Credit Agreement was amended so as to increase the applicable margin (which is determined by a pricing grid) by 1.00% and to cap availability under the ABL Credit Agreement (inclusive of the borrowing made on July 13, 2023) at $100.0 million, as a result of which the Company no longer has additional borrowing availability under the ABL Credit Agreement. In connection with the ABL Forbearance Agreement, on July 16, 2023, certain of the Company's subsidiaries entered into an Acknowledgment and Release ("Acknowledgment and Release"), pursuant to which such subsidiaries waived, released and discharged, for themselves and on behalf of their subsidiaries and controlled affiliates, any and all claims against the ABL Agent, the lenders party to the ABL Credit Agreement and the other Released Parties (as defined in the Acknowledgment and Release) in connection with or related to the ABL Credit Agreement, the other Loan Documents (as defined in the ABL Credit Agreement), the Collateral (as defined in the ABL Credit Agreement) or the negotiation and execution of the ABL Forbearance Agreement.

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

Emergence from bankruptcy
On October 12, 2020 ("Petition Date"), Mallinckrodt plc and substantially all of its U.S. subsidiaries, including certain subsidiaries of Mallinckrodt plc operating the Specialty Generics business and the Specialty Brands business and certain of the Company's international subsidiaries (collectively, "Debtors") voluntarily initiated proceedings ("Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code. The fourth amended plan of reorganization (with technical modifications) ("Plan") became effective on June 16, 2022 ("Effective Date"), and on such date the Company emerged from the Chapter 11.
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

Significant Events
Recent updates on certain indebtedness and other obligations
Beginning on May 17, 2023, we received unsolicited letters on behalf of various parties holding substantial positions across our capital structure, including certain holders of our (i) first lien senior secured term loans due 2027 ("Term Loans") issued under the Term Loan Credit Agreement (as defined below), (ii) 10.00% first lien senior secured notes due 2025 ("2025 First Lien Notes"), (iii) 11.50% first lien senior secured notes due 2028 ("2028 First Lien Notes"), (iv) 10.00% second lien senior secured notes due 2025 ("2025 Second Lien Notes"), and (v) 10.00% second lien senior secured notes due 2029 ("2029 Second Lien Notes"). Prior to receipt of these unsolicited letters, in connection with our evaluation of our capital needs in light of our obligations under the opioid-related litigation settlement and our long-term debt obligations, including the 2025 First Lien Notes and 2025 Second Lien Notes, we had commenced preliminary discussions with the Opioid Master Disbursement Trust II ("Trust") about alternatives to the existing payment structure for the opioid-related litigation settlement. Under the Board of Directors' direction, we have been analyzing various proposals and engaging in discussions with various stakeholders, including representatives of the Trust and the creditors from whom we had received the unsolicited letters.
As our discussions with stakeholders proceeded, on June 15, 2023, we, certain of our subsidiaries and the Trust entered into an amendment to our opioid deferred cash payments agreement. The amendment extended to June 23, 2023, from June 16, 2023, the date on which a $200.0 million installment payment ("Opioid Deferred Cash Payment") was required to be made to the Trust. Since then, pursuant to the amendment, the Trust has provided several additional written notices that had the effect of extending the due date of the Opioid Deferred Cash Payment to August 15, 2023.

Also on June 15, 2023, we did not make interest payments that were due that date on our 2028 First Lien Notes and 2029 Second Lien Notes. The default arising from failure to make the interest payments due on June 15, 2023, became an event of default under each such series of notes when we failed to remedy such failure during the applicable grace period, permitting specified portions of the creditors in respect thereof to accelerate the obligations in respect thereof (which would include a prepayment premium). The occurrence of such events of default constituted an event of default under (a) the Term Loans pursuant to the credit agreement, dated as of June 16, 2022 by and among us, certain of our subsidiaries, the lenders party thereto, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Deutsche Bank AG New York Branch, as collateral agent ("Term Loan Credit Agreement"), and (b) our receivables financing facility pursuant to the ABL Credit Agreement, dated as of June 16, 2022 by and among ST US AR Finance LLC, the lenders party thereto, the L/C Issuers (as defined in the ABL Credit Agreement) party thereto and Barclays Bank plc, as administrative agent and collateral agent ("ABL Credit Agreement"), in each case such that specified portions of the applicable creditors would be permitted to accelerate such indebtedness and terminate any applicable commitments to make additional loans under the ABL Credit Agreement. Acceleration of either such series of notes or the Term Loans also would cause an event of default under our remaining secured notes and our opioid-related litigation settlement obligation that would permit the holders of such notes or the Trust, respectively, to accelerate the applicable obligations.
On July 16, 2023, we entered into certain forbearance agreements with the holders of more than 75% in principal amount of the outstanding 2028 First Lien Notes, holders of a majority in principal amount of each of the outstanding 2029 Second Lien Notes and the Term Loans, (and the administrative agent in respect of the Term Loans), and the lenders and agents under the ABL Credit Agreement, pursuant to which the applicable creditors and agents have agreed to forbear from exercising any rights or remedies with respect to the events of default arising from our failure to make interest payments until August 15, 2023, unless such forbearance agreements (which contain customary termination events) are earlier terminated in accordance with the terms thereof. Pursuant to the terms of the ABL Forbearance Agreement, the ABL Credit Agreement was amended so as to increase the applicable margin (which is determined by a pricing grid) by 1.00% and to cap availability under the ABL Credit Agreement (inclusive of the borrowing of July 13, 2023 described below) at $100.0 million.
The Board of Directors continues to actively evaluate our financial situation and consider options, and we are actively engaged in advanced discussions with various stakeholders. These discussions contemplate entering into a restructuring support agreement with various stakeholders that would include, among other things, our initiating Chapter 11 proceedings under the U.S. Bankruptcy Code or analogous foreign bankruptcy or insolvency laws. The contemplated Chapter 11 proceedings would cause our ordinary shares to be canceled, which would result in no recovery for holders of our ordinary shares. There can be no assurance we will reach an agreement in a timely manner, or at all, on terms of a restructuring support agreement that our Board of Directors would support. We expect to continue our current operations without material interruption and work with our business partners as usual during the course of these discussions and any potential restructuring.
As a result of our ongoing evaluation of our financial situation and related discussions with our stakeholders, we have recorded $10.4 million of expense entirely related to professional fees for the three months ended June 30, 2023 (Successor) within selling, general and administrative ("SG&A") expenses. A portion of these costs also relate to costs incurred by third parties for which we have agreed to be responsible, including pursuant to the forbearance agreements. We expect to continue to incur substantial costs in the near term as our discussions continue.
On July 13, 2023, we borrowed $100.0 million under the now fully drawn receivables financing facility pursuant to our ABL Credit Agreement, in order to maximize cash on hand.

Reorganization items, net
During the three and six months ended June 30, 2023 (Successor), we incurred $4.0 million and $9.6 million of reorganization items, net, respectively. During the period June 17, 2022 through July 1, 2022 (Successor), we incurred expenses of $3.5 million in reorganization items, net. The Successor expenses represent amounts incurred after the Effective Date that directly resulted from Chapter 11 and were comprised of professional fees associated with the implementation of the Plan. During the period April 2, 2022 through June 16, 2022 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), we incurred expenses of $587.5 million and $630.9 million from reorganization items, net, respectively. These expenses were primarily driven by the loss on application of fresh-start accounting of $1,354.6 million and professional and lender fees, partially offset by a $943.7 million gain on settlement of liabilities subject to compromise ("LSTC") in accordance with the Plan.

Business Factors Influencing the Results of Operations
We cannot adequately benchmark certain operating results of the three and six months ended June 30, 2023 against the three and six months ended July 1, 2022 as the comparison would include the three and six months ended June 30, 2023 Successor periods and the three and six months ended July 1, 2022 combined Successor and Predecessor periods, which would be considered to not be in accordance with GAAP. We do not believe that reviewing the results of the three and six months ended June 30, 2023 Successor periods in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that our key performance metrics such as net sales and segment results of operations for the three and six months ended June 30, 2023 provide more meaningful comparisons to prior periods when the Successor and Predecessor prior periods are combined and are more useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our unaudited condensed consolidated financial statements in accordance with GAAP, in certain circumstances the discussion in "Results of Operations" and "Segment Results" below utilizes the combined results for the three and six months ended July 1, 2022.

Specialty Brands
Net sales of Amitiza® for the three months ended June 30, 2023 (Successor) were $18.6 million. Net sales for the period June 17, 2022 through July 1, 2022 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor) were $5.8 million and $33.8 million, respectively. Non-GAAP combined net sales for the three months ended July 1, 2022 were $39.6 million. Net sales for the three months ended June 30, 2023 (Successor) compared to the combined three months ended July 1, 2022 decreased $21.0 million, or 53.0%, driven primarily by a decline in royalties associated with loss of U.S. exclusivity. Additional generic competitors have entered the market in 2023, resulting in the elimination of the Par U.S. royalties.
Net sales of Acthar Gel® for the three months ended June 30, 2023 (Successor) were $116.8 million. Net sales for the period June 17, 2022 through July 1, 2022 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor) were $27.5 million and $94.2 million, respectively. Non-GAAP combined net sales for the three months ended July 1, 2022 were $121.7 million. Net sales for the three months ended June 30, 2023 (Successor) compared to the combined three months ended July 1, 2022 decreased $4.9 million, or 4.0%, driven primarily by continued scrutiny on overall specialty pharmaceutical spending, as well as slower than expected returning patient volumes, impacted primarily by affordability. Competition intensified with the commercial launch of a purified cortrophin gel product in 2022 and this competitive pressure is expected to continue to negatively impact sales of Acthar Gel in 2023. The ongoing competition is expected to continue to have an adverse effect on our financial condition, results of operations and cash flows. We continue to differentiate Acthar Gel through pre-clinical studies and through product enhancements, including the development of the Acthar Gel self-injection device, which has been completed, and we anticipate a launch in the second half of 2024. We continue to work toward the resolution of a regulatory matter involving one of our partners and not specific to our device. If approved, this product is expected to create an easier and more patient-friendly application for single unit dosage indications.
Net sales of INOmax® for the three months ended June 30, 2023 (Successor) were $76.9 million. Net sales for the period June 17, 2022 through July 1, 2022 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor) were $13.5 million and $66.8 million, respectively. Non-GAAP combined net sales for the three months ended July 1, 2022 were $80.3 million. Net sales for the three months ended June 30, 2023 (Successor) compared to the combined three months ended July 1, 2022 decreased $3.4 million, or 4.2%, driven primarily by continued competition from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We continue to develop and pursue patent protection of next generation nitric oxide delivery systems and additional uses of nitric oxide through our submission of a 510(k) premarket notification to the U.S. Food and Drug Administration for our next generation nitric oxide delivery system. We further intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or next generation delivery systems.

Specialty Generics
Net sales from the Specialty Generics segment for the three months ended June 30, 2023 (Successor) were $194.9 million. Net sales for the period June 17, 2022 through July 1, 2022 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor) were $26.8 million and $136.0 million, respectively. Non-GAAP combined net sales for the three months ended July 1, 2022 were $162.8 million. Net sales for the three months ended June 30, 2023 (Successor) compared to the combined three months ended July 1, 2022 increased $32.1 million, or 19.7%, driven primarily by an increase in finished-dosage generics net sales of $34.8 million driven by the Company's ability to manufacture and supply product during periods of market disruption, partially offset by a decrease in API net sales of $2.7 million.

Results of Operations
Three Months Ended June 30, 2023 (Successor) Compared with Period from June 17, 2022 through July 1, 2022 (Successor) and Period from April 2, 2022 through June 16, 2022 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Percentage Change
U.S.	$426.2	$74.7	$334.4	$409.1	4.2%
Europe, Middle East and Africa	45.9	9.4	40.3	49.7	(7.6)
Other geographic areas	2.9	0.9	9.0	9.9	(70.7)
Net sales	$475.0	$85.0	$383.7	$468.7	1.3%

Net sales for the three months ended June 30, 2023 (Successor) were $475.0 million. Net sales for the period June 17, 2022 through July 1, 2022 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor) were $85.0 million and $383.7 million, respectively. Non-GAAP combined net sales for the three months ended July 1, 2022 were $468.7 million. Net sales for the three months ended June 30, 2023 (Successor) compared to the combined three months ended July 1, 2022 increased $6.3 million, or 1.3%. This increase was primarily driven by an increase in finished-dosage generics net sales within our Specialty Generics segment, partially offset by a decrease in net sales of Amitiza, Acthar Gel and INOmax within our Specialty Brands segment, as previously mentioned. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit (loss). Gross profit for the three months ended June 30, 2023 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor) were $104.9 million and $116.9 million, respectively. Gross loss for the period June 17, 2022 through July 1, 2022 (Successor) was $17.2 million. Gross profit margin was 22.1% for the three months ended June 30, 2023 (Successor), compared with 30.5% for the period April 2, 2022 through June 16, 2022 (Predecessor). Gross profit margin was negative 20.2% for the period June 17, 2022 through July 1, 2022 (Successor). The decrease in gross profit margin was driven by the $54.3 million and $24.1 million of inventory step-up amortization expense during the three months ended June 30, 2023 (Successor) and the period from June 17, 2022 through July 1, 2022 (Successor), respectively, coupled with a change in product mix.
Selling, general and administrative expenses. Selling general and administrative ("SG&A") expenses for the three months ended June 30, 2023 (Successor) were $132.7 million. SG&A expenses for the period June 17, 2022 through July 1, 2022 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor) were $30.3 million and $122.8 million, respectively. As a percentage of net sales, SG&A expenses were 27.9% for the three months ended June 30, 2023 (Successor), 35.6% for the period June 17, 2022 through July 1, 2022 (Successor), and 32.0% for the period April 2, 2022 through June 16, 2022 (Predecessor). The decrease was primarily driven by $9.2 million and $7.0 million of separation costs incurred during the period June 17, 2022 through July 1, 2022 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor), respectively related to expense associated with the Predecessor directors' and officers' insurance policies and severance for the former Chief Executive Officer ("CEO") of the Predecessor, compared to the $0.1 million benefit during the three months ended June 30, 2023 (Successor). The three months ended June 30, 2023 (Successor) included $10.4 million of liabilities management costs primarily related to professional fees incurred by us (including where we are responsible for the fees of third parties) in connection with our ongoing evaluation of our financial situation and related discussions with our stakeholders. The period of April 2, 2022 through June 16, 2022 (Predecessor) included a $10.4 million foreign currency remeasurement loss compared to a loss of $0.5 million during the three months ended June 30, 2023 (Successor). The decrease in SG&A expense during the three months ended June 30, 2023 (Successor) was also attributable to a $7.5 million decrease in the fair value of our contingent consideration.
Research and development expenses. Research and development ("R&D") expenses for the three months ended June 30, 2023 (Successor) were $29.0 million. R&D expenses for the period June 17, 2022 through July 1, 2022 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor) were $6.2 million and $28.3 million, respectively. As a percentage of net sales, R&D expenses were 6.1% for the three months ended June 30, 2023 (Successor), 7.3% for the period June 17, 2022 through July 1, 2022 (Successor), and 7.4% for the period April 2, 2022 through June 16, 2022 (Predecessor). These decreases were primarily driven by continued cost containment initiatives coupled with the completion of certain development programs. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.

Restructuring charges, net. During the three months ended June 30, 2023 (Successor) we recognized a net benefit of $0.2 million. Restructuring charges for the period June 17, 2022 through July 1, 2022 (Successor) and for the period April 2, 2022 through June 16, 2022 (Predecessor), were $1.1 million and $2.8 million, respectively. The activity in all periods primarily related to employee severance and benefits.

Non-Operating Items
Interest expense and interest income. During the three months ended June 30, 2023 (Successor), the period June 17, 2022 through July 1, 2022 (Successor), and the period April 2, 2022 through June 16, 2022 (Predecessor), net interest expense was $157.9 million, $21.0 million and $50.2 million, respectively. During the three months ended June 30, 2023 (Successor), interest expense included $44.4 million and $24.3 million of accretion expense associated with our settlement obligations and debt, respectively. The three months ended June 30, 2023 (Successor) also reflects increased interest rates on our variable interest rate debt as compared to the period June 17, 2022 through July 1, 2022 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor). During the period June 17, 2022 through July 1, 2022 (Successor), interest expense included $3.9 million and $3.8 million of accretion expense associated with our settlement obligations and debt, respectively. Interest expense during the predecessor period included cash adequate protection payments of $13.1 million on certain of our predecessor senior secured debt instruments. The increase in our interest income of $4.4 million was primarily driven by higher interest earned on our money market funds during the three months ended June 30, 2023 (Successor).
Other (expense) income, net. During the three months ended June 30, 2023 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor), we incurred other expense of $1.2 million and $10.5 million, respectively. During the period June 17, 2022 through July 1, 2022 (Successor) we recorded other income of $5.9 million. The three months ended June 30, 2023 (Successor) included $1.2 million of unrealized losses on equity securities related to our investments in Silence Therapeutics plc ("Silence") and Panbela Therapeutics, Inc ("Panbela"), while the period June 17, 2022 through July 1, 2022 (Successor) and the period April 2, 2022 through June 16, 2022 (Predecessor) included an unrealized gain of $6.0 million and an unrealized loss of $18.4 million on our investment in Silence, respectively. The period April 2, 2022 through June 16, 2022 (Predecessor) also included $5.8 million in miscellaneous credits and a $2.3 million gain related to our initial investment in equity securities of Panbela.
Reorganization items, net. During the three months ended June 30, 2023 (Successor), for the period June 17, 2022 through July 1, 2022 (Successor) and for the period April 2, 2022 through June 16, 2022 (Predecessor), we recorded $4.0 million, $3.5 million and $587.5 million in reorganization items, net, respectively. The Successor expenses represent amounts incurred after the Effective Date that directly resulted from the Chapter 11 Cases and were entirely comprised of professional fees associated with the implementation of the Plan. The Predecessor expenses represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and were comprised of the loss on fresh-start adjustments of $1,354.6 million, professional fees and lender fees of $164.9 million, a write off of the Predecessor directors' and officers' insurance policies of $9.2 million and adjustments to other claims of $2.5 million, partially offset by a gain on adjustments to LSTC of $943.7 million.
Income tax expense (benefit). The Company recognized an income tax expense of $528.1 million on a loss from continuing operations before income taxes of $219.7 million for the three months ended June 30, 2023 (Successor). This resulted in an effective tax rate of negative 240.4%. The income tax expense was comprised of $19.2 million of current tax expense and $508.9 million of deferred tax expense. The income tax provision consisted of deferred income tax expense related to the valuation allowance recorded against the Company's net deferred tax assets, and current income tax expense related to a decrease in prepaid income taxes.
The income tax expense of $528.1 million for the three months ended June 30, 2023 (Successor) consisted of the valuation allowance of $475.5 million placed on the net deferred tax assets as of the beginning of the year that were no longer more likely than not realizable, $29.9 million attributed to the valuation allowance recorded on current year deferred tax activity, $20.9 million attributed to a decrease in prepaid income taxes and $1.8 million predominately attributed to pretax earnings in various jurisdictions.
We recognized $9.7 million and $491.4 million of income tax benefit on $73.4 million and $685.2 million of losses from continuing operations before income taxes for the periods from June 17, 2022 through July 1, 2022 (Successor) and April 2, 2022 through June 16, 2022 (Predecessor), respectively. This resulted in effective tax rates of 13.2% and 71.7%, respectively.
The income tax benefit of $9.7 million for the period from June 17, 2022 through July 1, 2022 (Successor) consisted of $8.0 million attributed to pretax earnings in various jurisdictions and $1.7 million attributed to separation costs, reorganization items, net and restructuring charges. The income tax benefit for the period from April 2, 2022 through June 16, 2022 (Predecessor) primarily consisted of the income tax impacts from reorganization and fresh-start adjustments, including adjustments to our valuation allowance.

Six Months Ended June 30, 2023 (Successor) Compared with Period from June 17, 2022 through July 1, 2022 (Successor) and Period from January 1, 2022 through June 16, 2022 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Percentage Change
U.S.	$805.8	$74.7	$784.2	$858.9	(6.2)%
Europe, Middle East and Africa	86.5	9.4	73.6	83.0	4.2
Other geographic areas	7.3	0.9	16.8	17.7	(58.8)
Net sales	$899.6	$85.0	$874.6	$959.6	(6.3)%

Net sales for the six months ended June 30, 2023 (Successor) were $899.6 million. Net sales for the period June 17, 2022 through July 1, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor) were $85.0 million and $874.6 million, respectively. Non-GAAP combined net sales for the six months ended July 1, 2022 were $959.6 million. Net sales for the six months ended June 30, 2023 (Successor) compared to the combined six months ended July 1, 2022 decreased $60.0 million, or 6.3%. This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of Acthar Gel, Amitiza, and INOmax. These decreases were partially offset by an increase in net sales in our Specialty Generics segment including a significant increase in net sales of our finished-dosage generics. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit (loss). Gross profit for the six months ended June 30, 2023 (Successor) and the period January 1, 2022 through June 16, 2022 (Successor) were $154.7 million and $292.6 million, respectively. Gross loss for the period June 17, 2022 through July 1, 2022 (Successor) was $17.2 million. Gross profit margin was 17.2% for the six months ended June 30, 2023 (Successor), negative 20.2% for the period June 17, 2022 through July 1, 2022 (Successor), and 33.5% for the period January 1, 2022 through June 16, 2022 (Predecessor). The decrease in gross profit was primarily driven by $125.6 million of inventory step-up amortization expense during the six months ended June 30, 2023 (Successor) compared to $24.1 million during the period from June 17, 2022 through July 1, 2022 (Successor), coupled with the decrease in net sales and a change in product mix.
Selling, general and administrative expenses. SG&A expenses for the six months ended June 30, 2023 (Successor) were $255.6 million. SG&A expenses for the period June 17, 2022 through July 1, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor) were $30.3 million and $275.3 million, respectively. As a percentage of net sales, SG&A expenses were 28.4% for the six months ended June 30, 2023 (Successor), 35.6% for the period June 17, 2022 through July 1, 2022 (Successor), 31.5% for the period January 1, 2022 through June 16, 2022 (Predecessor). The period January 1, 2022 through June 16, 2022 (Predecessor) included $15.8 million in foreign currency remeasurement loss and an $11.1 million increase to certain of our environmental liabilities. SG&A expense during the period June 17, 2022 through July 1, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor) were primarily composed of $9.2 million and $9.0 million of separation costs, respectively, related to the severance for the former CEO and certain former executives of the Predecessor, expense associated with the Predecessor directors' and officers' insurance policies and professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence. The six months ended June 30, 2023 (Successor) included $10.4 million of liabilities management costs primarily related to professional fees incurred by us (including where we are responsible for the fees of third parties) in connection with its ongoing evaluation of our financial situation and related discussions with our stakeholders. The decrease in SG&A expense during the six months ended June 30, 2023 (Successor) was also attributable to a $7.1 million decrease in the fair value of our contingent consideration.
Research and development expenses. R&D expenses for the six months ended June 30, 2023 (Successor) were $57.3 million. R&D expenses for the period June 17, 2022 through July 1, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor) were $6.2 million and $65.5 million, respectively. As a percentage of net sales, R&D expenses were 6.4% for the six months ended June 30, 2023 (Successor), 7.3% for the period June 17, 2022 through July 1, 2022 (Successor) and 7.5% for the period January 1, 2022 through June 16, 2022 (Predecessor). These decreases were driven by cost containment initiatives coupled with the completion of certain development programs. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.

Restructuring charges, net. Restructuring charges for the six months ended June 30, 2023 (Successor), for the period June 17, 2022 through July 1, 2022 (Successor) and for the period January 1, 2022 through June 16, 2022 (Predecessor) were $1.0 million, $1.1 million and $9.6 million, respectively, primarily related to employee severance and benefits.

Non-Operating Items
Interest expense and interest income. During the six months ended June 30, 2023 (Successor), the period June 17, 2022 through July 1, 2022 (Successor), and the period January 1, 2022 through June 16, 2022 (Predecessor), net interest expense was $315.2 million, $21.0 million and $108.0 million, respectively. During the six months ended June 30, 2023 (Successor), interest expense included $90.4 million and $48.3 million of accretion expense associated with our settlement obligations and debt, respectively. The six months ended June 30, 2023 (Successor) also reflects increased interest rates on our variable interest rate debt as compared to the period June 17, 2022 through July 1, 2022 (Successor) and the period January 1, 2022 through June 16 2022 (Predecessor). During the period June 17, 2022 through July 1, 2022 (Successor), interest expense included $3.9 million and $3.8 million of accretion expense associated with our settlement obligations and debt, respectively. Interest expense during the predecessor period included cash adequate protection payments of $28.8 million on certain of our predecessor senior secured debt instruments. The increase in our interest income of $8.7 million was primarily driven by higher interest earned on our money market funds during the six months ended June 30, 2023 (Successor).
Other income (expense), net. During the six months ended June 30, 2023 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor), we incurred other expense of $15.8 million and $14.6 million, respectively. During the period June 17, 2022 through July 1, 2022 (Successor) we recorded other income of $5.9 million. The six months ended June 30, 2023 (Successor) included $16.3 million of unrealized losses on equity securities related to our investments in Silence and Panbela, while the period January 1, 2022 through June 16, 2022 (Predecessor) included $5.8 million of miscellaneous credits and a $2.3 million gain related to our initial investment in equity securities of Panbela. All remaining activity for the period June 17, 2022 through July 1, 2022 (Successor) and for the period from January 1, 2022 through June 16, 2022 (Predecessor) reflects the changes in fair value of our investment in Silence.
Reorganization items, net. During the six months ended June 30, 2023 (Successor), the period June 17, 2022 through July 1, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor) we recorded $9.6 million, $3.5 million and $630.9 million in reorganization items. The Successor expenses represent amounts incurred after the Effective Date that directly resulted from the Chapter 11 Cases and were entirely comprised of professional fees associated with the implementation of the Plan. The Predecessor expenses represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and were comprised of the loss on fresh-start adjustments of $1,354.6 million, professional fees and lender fees of $205.4 million, a write off of predecessor directors' and officers' insurance policies of $9.2 million and adjustments to other claims of $5.4 million, partially offset by a gain on adjustments to LSTC of $943.7 million.
Income tax expense (benefit). We recognized an income tax expense of $497.3 million on a loss from continuing operations before income taxes of $499.8 million for the six months ended June 30, 2023 (Successor). This resulted in an effective tax rate of negative 99.5%. The income tax expense was comprised of $21.8 million of current tax expense and $475.5 million of deferred tax expense. The income tax provision consisted of deferred income tax expense related to the valuation allowance recorded against the Company's net deferred tax assets, and current income tax expense related to a decrease in prepaid income taxes.
The income tax expense of $497.3 million for the six months ended June 30, 2023 (Successor) consisted of the valuation allowance of $475.5 million placed on the net deferred tax assets as of the beginning of the year that were no longer more likely than not realizable, $20.9 million attributed to a decrease in prepaid income taxes and $2.2 million predominately attributed to pretax earnings in various jurisdictions, offset by $1.3 million attributed to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
We recognized $9.7 million and $497.3 million of income tax benefit on $73.4 million and $811.3 million of losses from continuing operations before income taxes for the periods from June 17, 2022 through July 1, 2022 (Successor) and January 1, 2022 through June 16, 2022 (Predecessor), respectively. This resulted in effective tax rates of 13.2% and 61.3%, respectively.
The income tax benefit of $9.7 million for the period from June 17, 2022 through July 1, 2022 (Successor) consisted of $8.0 million attributed to pretax earnings in various jurisdictions and $1.7 million attributed to separation costs, reorganization items, net and restructuring charges.
The income tax benefit for the period from January 1, 2022 through June 16, 2022 (Predecessor) primarily consisted of the income tax impacts from reorganization and fresh-start adjustments, including adjustments to the Company's valuation allowance. For the period January 1, 2022 through June 16, 2022 (Predecessor), the Company recorded an income tax benefit of $497.3 million, primarily for reorganization adjustments in the Predecessor period consisting of (1) $1,231.5 million of tax expense for the reduction in federal and state net operating loss (“NOL”) carryforwards from the cancellation of debt income (“CODI”) realized upon emergence and limitations under Sections 382 and 383 of the IRC; (2) $141.3 million of tax expense for the net decrease in deferred tax assets resulting from reorganization adjustments; and (3) $1,270.1 million of tax benefit for the reduction in the valuation allowance on the Company's deferred tax assets; and fresh-start adjustments in the Predecessor period consisting of (4) $297.1 million of tax benefit for the net decrease in deferred tax liabilities resulting from fresh-start adjustments and (5) $285.3 million of tax benefit associated with the release of uncertain tax positions. The remaining tax benefit was attributable to pretax earnings in various jurisdictions during the Predecessor period.

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

Three Months Ended June 30, 2023 (Successor) Compared with Period from June 17, 2022 through July 1, 2022 (Successor) and Period from April 2, 2022 through June 16, 2022 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Percentage Change
Specialty Brands	$280.1	$58.2	$247.7	$305.9	(8.4)%
Specialty Generics	194.9	26.8	136.0	162.8	19.7
Net sales	$475.0	$85.0	$383.7	$468.7	1.3%

Specialty Brands. Net sales for the three months ended June 30, 2023 (Successor) were $280.1 million. Net sales for the period from June 17, 2022 through July 1, 2022 (Successor) and the period from April 2, 2022 through June 16, 2022 (Predecessor) were $58.2 million and $247.7 million. Non-GAAP combined net sales for the three months ended July 1, 2022 were $305.9 million. Net sales for the three months ended June 30, 2023 (Successor) compared to the combined three months ended July 1, 2022 decreased $25.8 million, or 8.4%. As previously discussed, the decrease in net sales was primarily driven by a $21.0 million, or 53.0% decrease in Amitiza, and a $4.9 million, or 4.0%, decrease in Acthar Gel.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Percentage Change
U.S.	$260.5	$55.1	$228.8	$283.9	(8.2)%
Europe, Middle East and Africa	17.6	2.8	12.6	15.4	14.3
Other	2.0	0.3	6.3	6.6	(69.7)
Net sales	$280.1	$58.2	$247.7	$305.9	(8.4)%

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Percentage Change
Acthar Gel	$116.8	$27.5	$94.2	$121.7	(4.0)%
INOmax	76.9	13.5	66.8	80.3	(4.2)
Therakos	62.9	10.2	49.7	59.9	5.0
Amitiza	18.6	5.8	33.8	39.6	(53.0)
Terlivaz	3.4	—	—	—	—
Other	1.5	1.2	3.2	4.4	(65.9)
Specialty Brands	$280.1	$58.2	$247.7	$305.9	(8.4)%

Specialty Generics. Net sales for the three months ended June 30, 2023 (Successor) were $194.9 million. Net sales for the period from June 17, 2022 through July 1, 2022 (Successor) and the period from April 2, 2022 through June 16, 2022 (Predecessor) were $26.8 million and $136.0 million. Non-GAAP combined net sales for the three months ended July 1, 2022 were $162.8 million. Net sales for the three months ended June 30, 2023 (Successor) compared to the combined three months ended July 1, 2022 increased $32.1 million, or 19.7%. As previously discussed, the increase in net sales was primarily driven by a $34.8 million, or 46.5% increase, in finished-dosage generic net sales driven by our opioid and ADHD products, offset by a $2.7 million, or 3.1%, decrease in API net sales.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Percentage Change
U.S.	$165.7	$19.6	$105.6	$125.2	32.3%
Europe, Middle East and Africa	28.3	6.6	27.7	34.3	(17.5)
Other	0.9	0.6	2.7	3.3	(72.7)
Net sales	$194.9	$26.8	$136.0	$162.8	19.7%

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022	Percentage Change
Opioids	$72.1	$8.7	$38.8	$47.5	51.8%
ADHD	19.0	1.8	6.8	8.6	120.9
Addiction treatment	16.1	2.5	14.1	16.6	(3.0)
Other	2.4	0.1	2.0	2.1	14.3
Generics	109.6	13.1	61.7	74.8	46.5
Controlled substances	20.9	1.7	17.2	18.9	10.6
APAP	59.8	11.3	50.2	61.5	(2.8)
Other	4.6	0.7	6.9	7.6	(39.5)
API	85.3	13.7	74.3	88.0	(3.1)
Specialty Generics	$194.9	$26.8	$136.0	$162.8	19.7%

Operating Loss
Operating loss by segment for the three months ended June 30, 2023 (Successor), for the period from June 17, 2022 through July 1, 2022 (Successor) and for the period from April 2, 2022 through June 16, 2022 (Predecessor) is shown in the following table (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Three Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from April 2, 2022 through June 16, 2022	Combined Three Months Ended July 1, 2022
Specialty Brands (1)	$61.6	$4.5	$102.4	$106.9
Specialty Generics (2)	35.1	0.3	30.9	31.2
Segment operating income	96.7	4.8	133.3	138.1
Unallocated amounts:
Corporate and unallocated income (expenses) (3)	0.6	(0.9)	(15.4)	(16.3)
Depreciation and amortization	(141.1)	(48.4)	(144.6)	(193.0)
Share-based compensation	(2.7)	—	(0.5)	(0.5)
Restructuring charges, net	0.2	(1.1)	(2.8)	(3.9)
Liabilities management and separation costs (4)	(10.3)	(9.2)	(7.0)	(16.2)
Total operating loss	$(56.6)	$(54.8)	$(37.0)	$(91.8)
(1)The three months ended June 30, 2023 (Successor) and the period from June 17, 2022 through July 1, 2022 (Successor) included inventory fair-value step-up expense of $43.3 million and $21.3 million, respectively.
(2)The three months ended June 30, 2023 (Successor) and the period from June 17, 2022 through July 1, 2022 (Successor) included inventory fair-value step-up expense of $11.0 million and $2.8 million, respectively. Additionally, the period from June 17, 2022 through July 1, 2022 included $2.4 million of fresh-start inventory-related expense.
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(4)Represents costs included in SG&A, primarily related to professional fees incurred by us (including where we are responsible for the fees of third parties) in connection with our ongoing evaluation of our financial situation and related discussions with our stakeholders, expenses incurred related to the Predecessor directors' and officers' insurance policies and severance for the former CEO of the Predecessor, in addition to professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence..
Specialty Brands. Operating income for the three months ended June 30, 2023 (Successor) was $61.6 million. Operating income for the period from June 17, 2022 through July 1, 2022 (Successor) and the period from April 2, 2022 through June 16, 2022 (Predecessor) were $4.5 million and $102.4 million, respectively. Non-GAAP combined operating income for the three months ended July 1, 2022 was $106.9 million. Operating income for the three months ended June 30, 2023 (Successor) compared to the combined three months ended July 1, 2022 decreased $45.3 million, or 42.4%. Operating margin decreased to 22.0% for the three months ended June 30, 2023 (Successor), compared with 34.9% for the combined three months ended July 1, 2022. These decreases in operating income and margin were primarily driven by the $25.8 million, or 8.4%, decrease in net sales and a change in product mix, coupled with $43.3 million of inventory fair-value step-up expense during the three months June 30, 2023 (Successor) compared to $21.3 million of inventory fair-value step-up expense during the period from June 17, 2022 through July 1, 2022 (Successor), which resulted in a $48.4 million, or 21.0%, decrease in gross profit. Partially offsetting the decrease in operating income and serving to increase operating margin was a $5.8 million, or 21.1%, decrease in R&D expenses primarily driven by cost containment initiatives.
Specialty Generics. Operating income for the three months ended June 30, 2023 (Successor) was $35.1 million. Operating income for the period from June 17, 2022 through July 1, 2022 (Successor) and the period from April 2, 2022 through June 16, 2022 (Predecessor) were $0.3 million and $30.9 million, respectively. Non-GAAP combined operating income for the three months ended July 1, 2022 was $31.2 million. Operating income for the three months ended June 30, 2023 (Successor) compared to the combined three months ended July 1, 2022 increased $3.9 million, or 12.5%. Operating margin decreased to 18.0% for the three months ended June 30, 2023 (Successor), compared with 19.2% for the combined three months ended July 1, 2022. The increase in operating income was primarily driven by an increase in net sales of $32.1 million, or 19.7%, which is offset by $11.0 million of inventory fair-value step-up expense during the three months ended June 30, 2023 (Successor), which also had the effect of decreasing operating margin, compared to $2.8 million of inventory fair-value step-up expense during the period from June 17, 2022 through July 1, 2022 (Successor).
Corporate and unallocated income (expenses). Corporate and unallocated income for the three months ended June 30, 2023 (Successor) was $0.6 million. Corporate and unallocated expenses for the period from June 17, 2022 through July 1, 2022 (Successor) and the period from April 2, 2022 through June 16, 2022 (Predecessor) were $0.9 million and $15.4 million, respectively. Non-GAAP combined corporate and unallocated expenses for the three months ended July 1, 2022 were $16.3 million. Corporate and unallocated income for the three months ended June 30, 2023 (Successor) was primarily driven by a $7.5 million gain related to the change in fair value of our contingent consideration liability coupled with a foreign currency remeasurement gain of $2.1 million.

Six Months Ended June 30, 2023 (Successor) Compared with Period from June 17, 2022 through July 1, 2022 (Successor) and Period from January 1, 2022 through June 16, 2022 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Percentage Change
Specialty Brands	$532.1	$58.2	$587.1	$645.3	(17.5)%
Specialty Generics	367.5	26.8	287.5	314.3	16.9
Net sales	$899.6	$85.0	$874.6	$959.6	(6.3)%

Specialty Brands. Net sales for the six months ended June 30, 2023 (Successor) were $532.1 million. Net sales for the period from June 17, 2022 through July 1, 2022 (Successor) and the period from January 1, 2022 through June 16, 2022 (Predecessor) were $58.2 million and $587.1 million, respectively. Non-GAAP combined net sales for the six months ended July 1, 2022 were $645.3 million. Net sales for the six months ended June 30, 2023 (Successor) compared to the combined six months ended July 1, 2022 decreased $113.2 million, or 17.5%. The decrease in combined net sales was primarily driven by a decrease of $50.6 million, or 20.3%, in Acthar Gel, a decrease of $44.2 million, or 50.6%, in Amitiza, and a decrease of $19.7 million, or 11.0% in INOmax.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Percentage Change
U.S.	$493.8	$55.1	$547.1	$602.2	(18.0)%
Europe, Middle East and Africa	33.3	2.8	29.2	32.0	4.1
Other	5.0	0.3	10.8	11.1	(55.0)
Net sales	$532.1	$58.2	$587.1	$645.3	(17.5)%
Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Percentage Change
Acthar Gel	$198.8	$27.5	$221.9	$249.4	(20.3)%
INOmax	159.6	13.5	165.8	179.3	(11.0)
Therakos	121.6	10.2	109.6	119.8	1.5
Amitiza	43.1	5.8	81.5	87.3	(50.6)
Terlivaz	5.6	—	—	—	—
Other	3.4	1.2	8.3	9.5	(64.2)
Specialty Brands	$532.1	$58.2	$587.1	$645.3	(17.5)%

Specialty Generics. Net sales for the six months ended June 30, 2023 (Successor) were $367.5 million. Net sales for the period from June 17, 2022 through July 1, 2022 (Successor) and the period from January 1, 2022 through June 16, 2022 (Predecessor) were $26.8 million and $287.5 million, respectively. Non-GAAP combined net sales for the six months ended July 1, 2022 were $314.3 million. Net sales for the six months ended June 30, 2023 (Successor) compared to the combined six months ended July 1, 2022 increased $53.2 million, or 16.9%. The increase in combined net sales was primarily driven by an increase in finished-dosage generics net sales of $57.3 million, or 37.1%, driven by opioids and ADHD products, offset by a decrease in API net sales of $4.1 million, or 2.6%.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Percentage Change
U.S.	$312.0	$19.6	$237.1	$256.7	21.5%
Europe, Middle East and Africa	53.2	6.6	44.4	51.0	4.3
Other	2.3	0.6	6.0	6.6	(65.2)
Net sales	$367.5	$26.8	$287.5	$314.3	16.9%

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022	Percentage Change
Opioids	$134.3	$8.7	$88.8	$97.5	37.7%
ADHD	41.4	1.8	17.5	19.3	114.5
Addiction treatment	31.7	2.5	30.0	32.5	(2.5)
Other	4.2	0.1	4.9	5.0	(16.0)
Generics	211.6	13.1	141.2	154.3	37.1
Controlled substances	39.4	1.7	37.6	39.3	0.3
APAP	106.2	11.3	96.5	107.8	(1.5)
Other	10.3	0.7	12.2	12.9	(20.2)
API	155.9	13.7	146.3	160.0	(2.6)
Specialty Generics	$367.5	$26.8	$287.5	$314.3	16.9%

Operating Loss
Operating income by segment and as a percentage of segment net sales for the period June 17, 2022 through June 30, 2023 (Successor), the period January 1, 2022 through June 16, 2022 (Predecessor) and the six months July 1, 2022 (Predecessor) is shown in the following table (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022	Combined Six Months Ended July 1, 2022
Specialty Brands (1)	$94.0	$4.5	$267.2	$271.7
Specialty Generics (2)	67.9	0.3	65.3	65.6
Segment operating income	161.9	4.8	332.5	337.3
Unallocated amounts:
Corporate and unallocated expenses (3)	(13.4)	(0.9)	(48.2)	(49.1)
Depreciation and amortization	(286.2)	(48.4)	(321.8)	(370.2)
Share-based compensation	(5.3)	—	(1.7)	(1.7)
Restructuring charges, net	(1.0)	(1.1)	(9.6)	(10.7)
Liabilities management and separation costs (4)	(15.2)	(9.2)	(9.0)	(18.2)
Total operating loss	$(159.2)	$(54.8)	$(57.8)	$(112.6)
(1)The six months ended June 30, 2023 (Successor) and the period from June 17, 2022 through July 1, 2022 (Successor) included inventory fair-value step-up expense of $104.4 million and $21.3 million, respectively.
(2)The six months ended June 30, 2023 (Successor) and the period from June 17, 2022 through July 1, 2022 (Successor) included inventory fair-value step-up expense of $21.3 million and $2.8 million, respectively. Additionally, the period from June 17, 2022 through July 1, 2022 included $2.4 million of fresh-start inventory-related expense.
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to our reportable segments.
(4)Represents costs included in SG&A, primarily related to professional fees incurred by us (including where we are responsible for the fees of third parties) in connection with our ongoing evaluation of our financial situation and related discussions with our stakeholders, expenses incurred related to the Predecessor directors' and officers' insurance policies and severance for the former CEO of the Predecessor, in addition to professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence..

Specialty Brands. Operating income for the six months ended June 30, 2023 (Successor) was $94.0 million. Operating income for the period from June 17, 2022 through July 1, 2022 (Successor) and the period from January 1, 2022 through June 16, 2022 (Predecessor) was $4.5 million and 267.2 million, respectively. Non-GAAP combined operating income for the six months ended July 1, 2022 was $271.7 million. Operating income for the six months ended June 30, 2023 (Successor) compared to the combined six months ended July 1, 2022 decreased $177.7 million, or 65.4%. Operating margin decreased to 17.7% for the six months ended June 30, 2023 (Successor), compared with 42.1% for the combined six months ended July 1, 2022 (Predecessor). These decreases in operating income and margin were primarily driven by the $113.2 million, or 17.5%, decrease in combined net sales and a change in product mix over the same period, coupled with inventory fair-value step-up expense of $104.4 million during the six months ended June 30, 20223 (Successor) as compared to $21.3 million during the period from June 17, 2022 through July 1, 2022 (Successor), which resulted in a $203.9 million decrease in combined gross profit. The decrease in operating income was partially offset by a $14.3 million, or 25.0%, decrease in combined R&D expenses and an $11.9 million, or 6.1%, decrease in SG&A expenses which was primarily driven by a foreign currency remeasurement loss of $2.0 million during the six months ended June 30, 2023 (Successor) compared to a loss of $13.9 million during the combined six months ended July 1, 2022. The remaining decreases were both driven by continued cost containment initiatives.
Specialty Generics. Operating income for the six months ended June 30, 2023 (Successor) was $67.9 million. Operating income for the period from June 17, 2022 through July 1, 2022 (Successor) and the period from January 1, 2022 through June 16, 2022 was $0.3 million and $65.3 million, respectively. Non-GAAP combined operating income for the six months ended July 1, 2022 was $65.6 million. Operating income for the six months ended June 30, 2023 (Successor) compared to the combined six months ended July 1, 2022 increased $2.3 million, or 3.5%. Operating margin decreased to 18.5% for the six months ended June 30, 2023 (Successor), compared with 20.9% for the combined six months ended July 1, 2022 (Predecessor). The increase in operating income was primarily attributable to a $53.2 million, or 16.9%, increase in net sales, partially offset by inventory fair-value step-up expense of $21.3 million during the six months ended June 30, 2023 (Successor) compared to $2.8 million during the period from June 17, 2022 through July 1, 2022 (Successor).
Corporate and unallocated expenses. Corporate and unallocated expenses for the six months ended June 30, 2023 (Successor) were $13.4 million. Corporate and unallocated expenses for the period from June 17, 2022 through July 1, 2022 (Successor) and the period from January 1, 2022 through June 16, 2022 (Predecessor) were $0.9 million and $48.2 million. Non-GAAP combined corporate and unallocated expenses for the six months ended July 1, 2022 were $49.1 million. Corporate and unallocated expenses for the six months ended June 30, 2023 (Successor) compared to the combined six months ended July 1, 2022 decreased $35.7 million, or 72.7%. The decrease was primarily driven by a $7.1 million gain related to the change in fair value of our contingent consideration liability during the six months ended June 30, 2023 (Successor) coupled with an $11.1 million increase to certain of our environmental liabilities during the period from January 1, 2022 through June 16, 2022 (Predecessor). The remaining decrease was primarily related to continued cost containment initiatives.

Liquidity and Capital Resources.
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions (inclusive of interest on our variable-rate debt instruments), capital expenditures, cash paid in connection with legal settlements, acquisitions and licensing agreements and cash received as a result of our divestitures. Our ability to fund our capital needs, including to repay our outstanding indebtedness and meet our settlement obligations, will be impacted by our ongoing ability to generate cash from operations, access to capital markets and the results of our ongoing evaluation of our financial situation and discussions with stakeholders. As discussed in greater detail in our Annual Report on Form 10-K, certain of our secured indebtedness has near-term maturity dates, most notably our 2025 First Lien Notes and our 2025 Second Lien Notes, and as disclosed above under the heading “Significant Events,” we are currently in default under certain of our funded indebtedness and we have entered into related forbearance agreements. See the discussion of risks related to our outstanding indebtedness contained in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K under the heading "Risk Factors - Risk Related to our Indebtedness and Settlement Obligations" and the updates to certain of such risks related to our outstanding indebtedness and other obligations contained in Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. We determined not to make interest payments that were due on June 15, 2023 on our 2028 First Lien Notes and 2029 Second Lien Notes, which subsequently resulted in events of default under such series of notes (and, absent prompt cure of such events of default or discharge of the 2028 First Lien Notes and the 2029 Second Lien Notes, cross defaults under our Term Loans and ABL Credit Agreement) and entering into related forbearance agreements. As a result, management has concluded that there is substantial doubt regarding our ability to continue as a going concern and that any plans to resolve these risks as a going concern have not yet been finalized and are not fully within our control, and therefore cannot be deemed probable. For further information regarding the status of the Company's discussions with various stakeholders, see "Significant Events" above.
On July 13, 2023, we borrowed $100.0 million under the receivables financing facility pursuant to our ABL Credit Agreement to maximize cash on hand.

Pursuant to the terms of the ABL Forbearance Agreement, the ABL Credit Agreement was amended so as to increase the applicable margin (which is determined by a pricing grid) by 1.00% and to cap availability under the ABL Credit Agreement at $100.0 million, which is inclusive of the $100.0 million borrowed on July 13, 2023. As a result of which, as of July 13, 2023, we no longer have additional availability under the ABL Credit Agreement.
Pursuant to the Plan, we made a payment of $16.5 million, inclusive of interest, related to our Acthar Gel-related settlement during the six months ended June 30, 2023 (Successor), and are required to make a $21.4 million payment, inclusive of interest, upon the two-year anniversary of the Effective Date.
Pursuant to our opioid deferred cash payments agreement entered into in connection with the Plan, we were required to make the Opioid Deferred Cash Payment on June 16, 2023, the one-year anniversary of the Effective Date. On June 15, 2023, we entered into an amendment to the opioid deferred cash payments agreement for the opioid-related litigation settlement, which was followed by several additional written notices that had the effect of extending the due date on which the Opioid Deferred Cash Payment was required to be made to August 15, 2023. Pursuant to the Plan, we are also required to make a payment of $200.0 million related to our opioid-related litigation settlement upon the second-year anniversary of the Effective Date.
Additionally, during the six months ended June 30, 2023 (Successor), the Company received $141.6 million of tax refunds as a result of provisions in the CARES Act.
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
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Successor		Predecessor
	Six Months Ended June 30, 2023	Period from June 17, 2022 through July 1, 2022	Period from January 1, 2022 through June 16, 2022
Net cash from:
Operating activities	$121.0	$(15.5)	$(642.3)
Investing activities	(25.6)	61.3	(33.0)
Financing activities	(22.1)	(1.7)	(278.7)
Effect of currency exchange rate changes on cash and cash equivalents	(1.1)	(0.2)	(3.9)
Net increase in cash, cash equivalents and restricted cash	$72.2	$43.9	$(957.9)

Operating Activities
Net cash provided by operating activities of $121.0 million for the six months ended June 30, 2023 (Successor) was attributable to a net loss of $997.1 million, adjusted for non-cash items of $922.4 million, driven by depreciation and amortization of $286.2 million and accretion on our settlement obligations and debt of $138.6 million, partially offset with $195.7 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $159.4 million inflow in income taxes predominately related to CARES Act income tax refunds of $141.6 million received, a $75.7 million increase in inventory and a $14.4 million increase in accounts receivable, partially offset by $29.3 million net cash outflow related to other assets and liabilities and a $24.5 million decrease in accounts payable.
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

Investing Activities
Net cash used in investing activities was $25.6 million for the six months ended June 30, 2023 (Successor) and was primarily driven by $26.3 million of capital expenditures.
Net cash provided by investing activities was $61.3 million for the period June 17, 2022 through July 1, 2022 (Successor) primarily driven by the sale of our priority review voucher for $100.0 million in which we received from the buyer $65.0 million and the buyer remitted $35.0 million to the General Unsecured Claims Trustee pursuant to the terms of (i) the Plan, and (ii) that certain General Unsecured Claims Trust Agreement entered into in connection with the Plan as previously discussed.
Net cash used in investing activities was $33.0 million for the period January 1, 2022 through June 16, 2022 (Predecessor), primarily driven by $33.4 million in capital expenditures.
Under our Term Loans and our secured notes, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our Term Loans and offer to repurchase certain of our secured notes.

Financing Activities
Net cash used in financing activities was $22.1 million for the six months ended June 30, 2023 (Successor) and was primarily attributable to debt repayments.
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

Cash Requirements and Sources from Existing Contractual Arrangements
As a result of the events described above under the heading “Recent updates on certain indebtedness and other obligations,” there is the potential for the acceleration of certain obligations, which would have a material effect on the contractual obligations described under the heading “Cash Requirements and Sources from Existing Contractual Arrangements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K.

Commitments and Contingencies
Legal Proceedings
See Note 11 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of June 30, 2023 (Successor).

Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.
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

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "anticipate," "approximately," "estimate," "predict," "potential," "continue," "may," "could," "should" or the negative of these terms or similar expressions. Forward-looking statements include, but are not limited to, statements regarding:
•the possibility of entering into a restructuring support agreement;
•our operations and work with our business partners during the course of our ongoing discussions and any potential restructuring support agreement;
•the comparability of Mallinckrodt’s post-emergence financial results to its historical results and the projections filed with the U.S. Bankruptcy Court for the District of Delaware;
•changes in Mallinckrodt’s business strategy and performance;
•the listing of Mallinckrodt’s ordinary shares on NYSE American LLC, the emergence of an active trading market for Mallinckrodt’s ordinary shares and fluctuations in market price and trading volume;
•Mallinckrodt’s tax treatment by the Internal Revenue Service under Section 7874 and Section 382 of the Internal Revenue Code of 1986, as amended;
•Mallinckrodt’s repurchases of debt securities;
•the effects of the emergence from bankruptcy on the Company's liquidity;
•the liquidity, results of operations and businesses of Mallinckrodt and its subsidiaries;
•governmental investigations and inquiries, regulatory actions, and lawsuits, in each case related to Mallinckrodt or its officers;
•historical commercialization of opioids, including compliance with and restrictions under the global settlement to resolve all opioid-related claims;
•matters related to Acthar Gel, including the settlement with governmental parties to resolve certain disputes and compliance with and restrictions under the related corporate integrity agreement;
•the ability to maintain relationships with Mallinckrodt’s suppliers, customers, employees and other third parties as a result of, and following, the emergence from bankruptcy, as well as perceptions of the Company's increased performance and credit risks associated with its constrained liquidity position and capital structure, which reflects a recently increased risk of additional bankruptcy or insolvency proceedings;
•the possibility that Mallinckrodt may be unable to achieve its business and strategic goals even now that the Plan was successfully consummated;
•the non-dischargeability of certain claims against Mallinckrodt as part of the bankruptcy process;
•developing, funding and executing Mallinckrodt’s business plan and the Company's ability to continue as a going concern;
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
•competition;
•Mallinckrodt’s and its partners’ ability to protect intellectual property rights, including in relation to ongoing litigation;
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
•complex manufacturing processes;
•reliance on third-party manufacturers and supply chain providers;
•conducting business internationally;
•Mallinckrodt’s ability to achieve expected benefits from prior restructuring activities;
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
•actions taken by third parties, including the Company's creditors, the Trust and other stakeholders;
•the effects of the Company's determination to make or not make certain payments due to certain of its creditors;
•the possibility that the Company and/or certain of its subsidiaries voluntarily initiate proceedings in the near term under Chapter 11 or foreign bankruptcy or insolvency laws and the potential effects of the initiation of such proceedings and the resulting bankruptcy or insolvency process on the Company's liquidity, results of operations and business;
•Mallinckrodt’s variable rate indebtedness;
•future changes to applicable tax laws or the impact of disputes with governmental tax authorities; and
•the impact of Irish laws.
In addition to the above considerations, see the "Risk Factors" section of our Annual Report on Form 10-K, the "Risk Factors" section in Part II, Item 1A of this Quarterly Report on Form 10-Q, and subsequent filings with the SEC that identify and describe in more detail the risks and uncertainties to which our businesses are subject. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of June 30, 2023 (Successor), our outstanding debt included $1,716.8 million variable-rate debt on our senior secured term loans. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense for fiscal 2023 would increase by approximately $8.6 million, which includes the impact of the interest rate cap. For additional information on the interest rate cap, refer to Note 12 of the notes to the unaudited condensed consolidated financial statements.
The remaining outstanding debt as of June 30, 2023 (Successor) is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $2.3 million as of June 30, 2023 (Successor), with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 (Successor) that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 11 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of June 30, 2023 (Successor), which is incorporated herein by reference.

Item 1A.	Risk Factors.

Except for the risk factors included below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2022, filed with the SEC on March 3, 2023.

There is no assurance that we will be able to reach an agreement with our various stakeholders regarding a potential restructuring support agreement, comply with the terms thereof or consummate the transactions contemplated thereby.
We are actively engaged in advanced discussions with various stakeholders. These discussions contemplate entering into a restructuring support agreement with various stakeholders that would include, among other things, our initiating Chapter 11 proceedings under the U.S. Bankruptcy Code or analogous foreign bankruptcy or insolvency laws. We have not yet reached an agreement on mutually acceptable terms and conditions with our stakeholders regarding a possible transaction. There can be no assurance that we will be able to reach an agreement in a timely manner, or at all, on terms of a restructuring support agreement that our Board of Directors would support.
If we enter into a restructuring support agreement, our intentions would be to consummate the restructuring and to generate sufficient liquidity from the restructuring to meet our post-restructuring obligations and operating needs. If we enter into a restructuring support agreement, we expect there will be certain material conditions that we must satisfy, including the timely satisfaction of specified milestones related to the solicitation of votes to approve a plan of reorganization, commencement of Chapter 11 cases under the Bankruptcy Code, confirmation of the plan of reorganization and consummation of the plan of reorganization. Our ability to timely complete such milestones required to consummate the restructuring is subject to risks and uncertainties many of which are beyond our control. There can be no assurance that we will be able to successfully consummate a restructuring on the terms set forth in any restructuring support agreement, or at all, or realize all or any of the expected benefits from a restructuring.

The events of default surrounding our failure to make interest payments on certain senior secured notes have raised substantial doubt about our ability to continue as a going concern. We may seek protection from our creditors under the U.S. Bankruptcy Code or analogous foreign bankruptcy or insolvency laws or an involuntary petition for bankruptcy may be filed against us, any of which could have a material adverse impact on our business, financial condition, results of operations and cash flows and would place our shareholders at significant risk of losing all of their investment in our ordinary shares.
On June 15, 2023, we did not make interest payments that were due that date on our 2028 First Lien Notes and 2029 Second Lien Notes. While we have sufficient liquidity to make such interest payments (and the Opioid Deferred Cash Payment, which the Trust has agreed to extend until August 15, 2023), the failure to make the above described interest payments has resulted in events of default under the 2028 First Lien Notes and 2029 Second Lien Notes, and, absent prompt cure of such events of default or discharge of the 2028 First Lien Notes and the 2029 Second Lien Notes, cross defaults under our Term Loans and ABL Credit Agreement, permitting specified portions of the creditors in respect of the 2028 First Lien Notes, 2029 Second Lien Notes, Term Loans and/or the ABL Credit Agreement to accelerate such obligations (which, in the case of the 2028 First Lien Notes and the 2029 Second Lien Notes, would include a prepayment premium) and terminate any applicable commitments to make additional loans under the ABL Credit Agreement. Although we have entered into forbearance agreements with certain holders of, and agents under, the 2028 First Lien Notes, 2029 Second Lien Notes, Term Loans and the loans under the ABL Credit Agreement, such agreements expire on August 15, 2023 and it is possible that such obligations may be accelerated and applicable commitments to make additional loans under the ABL Credit Agreement may be terminated even before such date, notwithstanding such forbearance agreements. If such obligations were to be accelerated, we would not have sufficient liquidity to meet all such obligations as of the date of issuance of this report. Moreover, if the creditors in respect of the 2028 First Lien Notes, 2029 Second Lien Notes or the Term Loans were to accelerate such obligations (without such obligations being discharged), it would permit our remaining noteholders and/or the Trust to accelerate their respective obligations in respect of our remaining secured notes and opioid-related litigation settlement obligation.

The Board of Directors continues to actively evaluate our financial situation and consider options, and we are actively engaged in advanced discussions with various stakeholders. These discussions contemplate entering into a restructuring support agreement with various stakeholders that would include, among other things, our initiating Chapter 11 proceedings. The transactions contemplated by a restructuring support agreement and an eventual emergence from bankruptcy should result in an improved balance sheet. However, there can be no assurance that we will reach an agreement in a timely manner, or at all, on terms of a restructuring support agreement that the Board of Directors would support. Because plans to resolve the risks to our ability to continue as a going concern have not yet been finalized and are not fully within our control, and therefore cannot be deemed probable, our unaudited condensed consolidated financial statements include a note that states that, while they are prepared on a going concern basis, there is a substantial doubt about the Company's ability to continue as a going concern.
Any bankruptcy would subject us to risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations and liquidity, including, but not limited to: increased difficulty obtaining and maintaining commercial relationships on competitive terms with customers, suppliers and other counterparts; increased difficulty retaining and motivating key employees, as well as attracting new employees; diversion of management's time and attention to dealing with bankruptcy and restructuring activities rather than focusing exclusively on business operations; incurrence of substantial costs, fees and other expenses associated with bankruptcy proceedings; and loss of ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations. And, while we expect to continue our current operations without material interruption and work with our business partners as usual during the course of our ongoing discussions and any potential restructuring, there is no assurance that we will be able to do so. We may also become subject to risks and uncertainties caused by the actions of creditors and other third parties who have interests that may be inconsistent with our plans.
All of our indebtedness and litigation liabilities are senior to the existing ordinary shares in our capital structure. As a result, we believe that if we seek bankruptcy court protection under a Chapter 11 proceeding or analogous foreign bankruptcy or insolvency laws, doing so would cause our ordinary shares to be canceled, resulting in no recovery for holders of our ordinary shares.

The possibility of filing for another bankruptcy after our recent emergence from bankruptcy could adversely affect our business and relationships.
Despite our recent emergence from the previous bankruptcy proceedings, the fact that we filed for bankruptcy, along with the possibility of seeking bankruptcy or insolvency protection again, could adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers. Due to uncertainties, there are many risks associated with the bankruptcy, including the following:
•the ability to attract, motivate, and/or retain key executives and employees may be adversely affected;
•employees may be more easily attracted to other employment opportunities;
•competitors may take business away from us, and our ability to retain customers may be negatively impacted;
•suppliers may not be willing to do business with us on acceptable terms or at all; and
•appeals from orders of the bankruptcy court may increase our liabilities.
The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation, and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future. Furthermore, if we file for bankruptcy protection again, it could lead to increased scrutiny from regulatory authorities, investors and the public. The negative perception associated with multiple bankruptcy filings may result in a loss of confidence in our ability to manage financial affairs effectively and negatively impact our reputation in the market. This, in turn, could make it challenging to attract, motivate and/or retain key executives and employees, attract new customers, negotiate favorable contracts, or maintain the trust of existing stakeholders.
The implications of a subsequent bankruptcy filing could extend beyond our immediate operations, affecting relationships with our employees, who may face uncertainty about their job security and financial well-being. Such circumstances may lead to employee turnover and a decrease in overall productivity, hindering our ability to execute our business strategies effectively.
Furthermore, our ability to secure financing or credit lines in the future may be severely restricted if we have a history of repeated bankruptcy filings. Lenders may perceive us as high-risk borrowers, leading to higher interest rates or limited access to capital, which could impede our growth prospects and hinder our capacity to invest in critical projects or expand our market reach.
Any occurrence of the forgoing could limit our ability to maintain or expand our business, which could materially impact our business, financial condition, results of operations and cash flows.

If we are unable to attract and retain key scientific, technical, regulatory and commercial personnel, including as a result of our current financial situation, we may be unable to maintain or expand our business.
Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical, regulatory and commercial personnel. The loss of key scientific, technical, regulatory and commercial personnel, or the failure to recruit additional key scientific, technical, regulatory and commercial personnel, could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. There is intense competition for qualified personnel in our industry, and our current financial situation and discussions of potentially seeking bankruptcy protection, could make it more difficult to attract and retain key personnel.
On June 14, 2023, the Board of Directors approved a Key Employee Retention Plan and a cash-based Key Employee Incentive Plan. However, there can be no assurance whether these programs or other actions taken by us will be successful in retaining our key personnel, or that we have appropriately identified the participants for these programs. If our financial situation significantly worsens, our recently adopted retention and incentive programs do not meet our employees' expectations, or for any other reason we are not able to continue to attract and retain the qualified personnel necessary for the development or operation of our business, we may be unable to maintain or expand our business, which could materially impact our business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5.	Other Information.
On August 4, 2023, the Board of Directors of the Company approved an amendment ("Amendment") to the amended and restated employment agreement dated February 22, 2023 between Sigurdur Olafsson, the Company's CEO, and ST Shared Services LLC, an indirect subsidiary of the Company, as amended on June 22, 2023 ("Employment Agreement"). The Amendment provides that, subject to the terms and conditions of the Employment Agreement, should the Company file for protection under Chapter 11 or any other provision of the U.S. Bankruptcy Code, Mr. Olafsson would be entitled to receive the severance payments and benefits provided for under the Employment Agreement in the event Mr. Olafsson terminates his employment on the 75th day following the emergence from such restructuring process, provided that Mr. Olafsson provides written notice to the Company on or prior to the 15th day following such emergence. Furthermore, the Amendment increases the notice period that Mr. Olafsson must provide to the Company prior to a voluntary termination under any other circumstances from 60 days to 90 days.
As previously disclosed, Mr. Olafsson elected not to participate in the Company's Key Employee Retention Plan pursuant to which participating executive officers of the Company received a retention bonus, and the Company's Key Employee Incentive Plan ("KEIP"), which replaces the Company's existing 2023 short-term incentive and 2023 long-term incentive programs for certain of its key executive officers (except that Mr. Olafsson's short-time incentive participation and payment eligibility schedule for 2023 will be on the semi-annual schedule set forth in the KEIP), each of which was adopted by the Board of Directors on June 14, 2023.
The provisions of the Amendment are intended to provide Mr. Olafsson with a financial incentive to remain with the Company through this uncertain period and for a period of time following emergence from a potential restructuring process, which would at that time provide the Board of Directors the ability to work with Mr. Olafsson on either an orderly transition or a continued relationship. The Board took this action in light of the Company's ongoing evaluation of its financial situation and after consultation with its executive compensation advisor and outside counsel.
The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
During the second quarter of 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6.	Exhibits.

Exhibit Number	Exhibit

10.1
Amendment No. 1 to Opioid Deferred Cash Payments Agreement, dated as of June 15, 2023, by and among Mallinckrodt plc, Mallinckrodt LLC, SpecGx Holdings LLC, SpecGx LLC, and the Opioid Master Disbursement Trust II (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 16, 2023).

10.2	Form of Retention Letter (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 21, 2023).
10.3	Form of Employment Agreement Amendment (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 21, 2023).
10.4	Form of KEIP Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 7, 2023).
10.5
Forbearance Agreement, dated as of July 16, 2023, among Mallinckrodt International Finance S.A., Mallinckrodt CB LLC and certain holders of the 2028 First Lien Notes (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 17, 2023).

10.6
Forbearance Agreement, dated as of July 16, 2023, among Mallinckrodt International Finance S.A., Mallinckrodt CB LLC and certain holders of the 2029 Second Lien Notes (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 17, 2023).

10.7
Forbearance Agreement, dated as of July 16, 2023, among Mallinckrodt plc, Mallinckrodt International Finance S.A., Mallinckrodt CB LLC, certain lenders party thereto and Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 17, 2023).

10.8
Forbearance Agreement, dated as of July 16, 2023, by and among ST US AR Finance LLC, Barclays Bank plc, as administrative agent and collateral agent, and the Lenders comprising the Required Lenders signatory thereto; Acknowledgment and Release, dated as of July 16, 2023, among MEH, Inc., Ino Therapeutics LLC, Mallinckrodt ARD LLC, Mallinckrodt APAP LLC, SpecGX LLC and Therakos, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed July 17, 2023).

10.9
Amendment No. 2, dated as of August 4, 2023, to the Amended and Restated Employment Agreement, dated as of February 22, 2023, between Sigurdur Olafsson and ST Shared Services LLC, as amended on June 23, 2023.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2023 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

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

Date: August 9, 2023