Form 10-Q
period 2023-09-29
Mallinckrodt plc
filed 2023-11-07
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 _______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number : 001-35803
 _______________________________________________________
Mallinckrodt plc
(in examination under Part 10 of the Companies Act 2014 of Ireland)
(Exact name of registrant as specified in its charter)
 _______________________________________________________

Ireland	98-1088325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
College Business & Technology Park, Cruiserath,
Blanchardstown, Dublin 15, Ireland
(Address of principal executive offices) (Zip Code)

Telephone: +353 1 696 0000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
Ordinary shares, par value $0.01 per share	MNKTQ (1)	N/A (1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of November 3, 2023, the registrant had 13,371,707 ordinary shares outstanding at $0.01 par value.
(1) On September 6, 2023, New York Stock Exchange ("NYSE") Regulation filed a Form 25 with the Securities and Exchange Commission (“SEC”) to delist the ordinary shares of Mallinckrodt plc (“ordinary shares”) from NYSE American LLC. The delisting was effective on September 16, 2023. The deregistration of the ordinary shares under Section 12(b) of the Securities Exchange Act of 1934 (“Exchange Act”) will be effective 90 days, or such shorter period as the SEC may determine, after the filing date of the Form 25, at which point the ordinary shares will be deemed registered under Section 12(g) of the Exchange Act. The ordinary shares began trading in the market for unlisted securities on August 29, 2023 under the symbol “MNKTQ.”

MALLINCKRODT PLC
(DEBTORS-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE COMPANIES ACT 2014 OF IRELAND)
INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2023 (Successor), for the three months ended September 30, 2022 (Successor), for the period from June 17, 2022 through September 30, 2022 (Successor), and the period from January 1, 2022 through June 16, 2022 (Predecessor).	2
	Condensed Consolidated Statements of Comprehensive Operations for the three and nine months ended September 29, 2023 (Successor), for the three months ended September 30, 2022 (Successor), for the period from June 17, 2022 through September 30, 2022 (Successor), and the period from January 1, 2022 through June 16, 2022 (Predecessor).	4
	Condensed Consolidated Balance Sheets as of September 29, 2023 (Successor) and December 30, 2022 (Successor).	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2023 (Successor), for the period from June 17, 2022 through September 30, 2022 (Successor), and the period from January 1, 2022 through June 16, 2022 (Predecessor).	6
	Condensed Consolidated Statements of Changes in Shareholders' (Deficit) Equity for the three and nine months ended September 29, 2023 (Successor), for the three months ended September 30, 2022 (Successor), for the period from June 17, 2022 through September 30, 2022 (Successor), and the period from January 1, 2022 through June 16, 2022 (Predecessor).	7
	Notes to Condensed Consolidated Financial Statements.	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	56
Item 4.	Controls and Procedures.	57

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	58
Item 1A.	Risk Factors.	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	67
Item 5.	Other Information.	68
Item 6.	Exhibits.	69

SIGNATURES		71

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE COMPANIES ACT 2014 OF IRELAND)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Net sales	$497.0	$465.4
Cost of sales	346.2	449.9
Gross profit	150.8	15.5
Selling, general and administrative expenses	129.2	122.3
Research and development expenses	25.7	28.3
Restructuring charges, net	(0.1)	2.2
Non-restructuring impairment charges	135.9	—
Liabilities management and separation costs	142.1	6.9
Operating loss	(282.0)	(144.2)
Interest expense	(133.1)	(148.0)
Interest income	3.4	1.3
Other income (expense), net	9.1	(5.1)
Reorganization items, net	(1,311.5)	(14.2)
Loss from continuing operations before income taxes	(1,714.1)	(310.2)
Income tax expense (benefit)	10.8	(24.9)
Loss from continuing operations	(1,724.9)	(285.3)
Income from discontinued operations, net of income taxes	0.1	0.4
Net loss	$(1,724.8)	$(284.9)

Basic (loss) income per share (Note 6):
Loss from continuing operations	$(128.61)	$(21.61)
Income from discontinued operations	—	0.03
Net loss	$(128.60)	$(21.58)
Basic weighted-average shares outstanding	13.4	13.2

Diluted (loss) income per share (Note 6):
Loss from continuing operations	$(128.61)	$(21.61)
Income from discontinued operations	—	0.03
Net loss	$(128.60)	$(21.58)
Diluted weighted-average shares outstanding	13.4	13.2

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE COMPANIES ACT 2014 OF IRELAND)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(unaudited, in millions, except per share data)

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Net sales	$1,396.6	$550.4	$874.6
Cost of sales	1,091.1	552.1	582.0
Gross profit (loss)	305.5	(1.7)	292.6
Selling, general and administrative expenses	369.6	143.4	266.3
Research and development expenses	83.0	34.5	65.5
Restructuring charges, net	0.9	3.3	9.6
Non-restructuring impairment charges	135.9	—	—
Liabilities management and separation costs	157.3	16.1	9.0
Operating loss	(441.2)	(199.0)	(57.8)
Interest expense	(457.7)	(169.1)	(108.6)
Interest income	12.8	1.4	0.6
Other (expense) income, net	(6.7)	0.8	(14.6)
Reorganization items, net	(1,321.1)	(17.7)	(630.9)
Loss from continuing operations before income taxes	(2,213.9)	(383.6)	(811.3)
Income tax expense (benefit)	508.1	(34.6)	(497.3)
Loss from continuing operations	(2,722.0)	(349.0)	(314.0)
Income from discontinued operations, net of income taxes	0.1	0.4	0.9
Net loss	$(2,721.9)	$(348.6)	$(313.1)

Basic (loss) income per share (Note 6):
Loss from continuing operations	$(205.37)	$(26.44)	$(3.70)
Income from discontinued operations	0.01	0.03	0.01
Net loss	$(205.37)	$(26.41)	$(3.69)
Basic weighted-average shares outstanding	13.3	13.2	84.8

Diluted (loss) income per share (Note 6):
Loss from continuing operations	$(205.37)	$(26.44)	$(3.70)
Income from discontinued operations	0.01	0.03	0.01
Net loss	$(205.37)	$(26.41)	$(3.69)
Diluted weighted-average shares outstanding	13.3	13.2	84.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE COMPANIES ACT 2014 OF IRELAND)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited, in millions)

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Net loss	$(1,724.8)	$(284.9)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(3.8)	(4.4)
Derivatives, net of tax	3.0	—
Benefit plans, net of tax	(0.3)	(0.3)
Total other comprehensive loss, net of tax	(1.1)	(4.7)
Comprehensive loss	$(1,725.9)	$(289.6)

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Net loss	$(2,721.9)	$(348.6)	$(313.1)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(5.6)	(6.1)	(1.5)
Derivatives, net of tax	8.8	—	—
Benefit plans, net of tax	(0.5)	(0.3)	—
Total other comprehensive income (loss), net of tax	2.7	(6.4)	(1.5)
Comprehensive loss	$(2,719.2)	$(355.0)	$(314.6)

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE COMPANIES ACT 2014 OF IRELAND)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	Successor
	September 29, 2023	December 30, 2022
Assets
Current Assets:
Cash and cash equivalents	$389.8	$409.5
Accounts receivable, less allowance for doubtful accounts of $4.8 and $4.4	426.9	405.3
Inventories	834.2	947.6
Prepaid expenses and other current assets	136.6	273.4
Total current assets	1,787.5	2,035.8
Property, plant and equipment, net	459.8	457.6
Intangible assets, net	2,319.8	2,843.8
Deferred income taxes	—	475.5
Other assets	227.7	201.1
Total Assets	$4,794.8	$6,013.8

Liabilities and Shareholders' (Deficit) Equity
Current Liabilities:
Current maturities of long-term debt	$377.4	$44.1
Accounts payable	78.2	114.0
Accrued payroll and payroll-related costs	65.1	49.5
Accrued interest	34.6	29.0
Acthar Gel-Related Settlement	—	16.5
Opioid-Related Litigation Settlement liability	—	200.0
Accrued and other current liabilities	243.7	290.7
Total current liabilities	799.0	743.8
Long-term debt	—	3,027.7
Acthar Gel-Related Settlement	—	75.0
Opioid-Related Litigation Settlement liability	—	379.9
Pension and postretirement benefits	40.4	41.0
Environmental liabilities	34.8	35.8
Other income tax liabilities	19.2	18.2
Other liabilities	67.4	78.7
Liabilities subject to compromise	4,932.1	—
Total Liabilities	5,892.9	4,400.1
Shareholders' (Deficit) Equity:
Successor preferred shares, $0.01 par value, 500,000,000 authorized; none issued and outstanding	—	—
Successor ordinary A shares, €1.00 par value, 40,000 authorized; none issued and outstanding	—	—
Successor ordinary shares, $0.01 par value, 500,000,000 authorized; 13,478,506 and 13,170,932 issued; 13,357,313 and 13,170,932 outstanding	0.1	0.1
Successor ordinary shares held in treasury at cost, 121,193 and zero	(0.1)	—
Additional paid-in capital	2,198.5	2,191.0
Accumulated other comprehensive income	13.5	10.8
Retained deficit	(3,310.1)	(588.2)
Total Shareholders' (Deficit) Equity	(1,098.1)	1,613.7
Total Liabilities and Shareholders' (Deficit) Equity	$4,794.8	$6,013.8

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE COMPANIES ACT 2014 OF IRELAND)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Cash Flows From Operating Activities:
Net loss	$(2,721.9)	$(348.6)	$(313.1)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	423.2	196.9	321.8
Share-based compensation	7.7	0.5	1.7
Deferred income taxes	475.5	(10.8)	(473.0)
Non-cash impairment charges	135.9	—	—
Reorganization items, net	1,294.1	—	425.4
Non-cash accretion expense	176.7	72.3	—
Other non-cash items	11.6	5.7	35.3
Changes in assets and liabilities:
Accounts receivable, net	(23.8)	9.2	49.8
Inventories	99.1	150.9	(33.2)
Accounts payable	(31.2)	(11.6)	(3.6)
Income taxes	168.7	(27.8)	(26.9)
Opioid-Related Litigation Settlement liability	(250.0)	—	—
Payments of claims	—	—	(629.0)
Other	(63.3)	(17.4)	2.5
Net cash from operating activities	(297.7)	19.3	(642.3)
Cash Flows From Investing Activities:
Capital expenditures	(41.9)	(15.6)	(33.4)
Proceeds from divestitures, net of cash	—	65.0	—
Other	1.1	0.2	0.4
Net cash from investing activities	(40.8)	49.6	(33.0)
Cash Flows From Financing Activities:
Issuance of external debt	380.0	—	650.0
Repayment of external debt	(52.0)	(17.3)	(904.6)
Debt financing costs	(2.4)	—	(24.1)
Other	(0.1)	—	—
Net cash from financing activities	325.5	(17.3)	(278.7)
Effect of currency rate changes on cash	(1.7)	(3.7)	(3.9)
Net change in cash, cash equivalents and restricted cash	(14.7)	47.9	(957.9)
Cash, cash equivalents and restricted cash at beginning of period	466.7	447.3	1,405.2
Cash, cash equivalents and restricted cash at end of period	$452.0	$495.2	$447.3

Cash and cash equivalents at end of period	$389.8	$391.2	$297.9
Restricted cash included in prepaid expenses and other current assets at end of period	22.9	67.5	113.0
Restricted cash included in other long-term assets at end of period	39.3	36.5	36.4
Cash, cash equivalents and restricted cash at end of period	$452.0	$495.2	$447.3

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE COMPANIES ACT 2014 OF IRELAND)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
(unaudited, in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' (Deficit) Equity
	Number	Par Value	Number	Amount
Balance as of December 31, 2021 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,597.8	$(3,678.9)	$(8.3)	$313.4
Net loss	—	—	—	—	—	(119.6)	—	(119.6)
Share-based compensation	—	—	—	—	1.2	—	—	1.2
Balance as of April 1, 2022 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,599.0	$(3,798.5)	$(8.3)	$195.0
Net loss	—	—	—	—	—	(193.5)	—	(193.5)
Other comprehensive loss	—	—	—	—	—	—	(1.5)	(1.5)
Share-based compensation	—	—	—	—	0.5	—	—	0.5
Cancellation of Predecessor equity	(94.3)	(18.9)	(9.6)	1,616.1	(5,599.5)	3,992.0	9.8	(0.5)
Issuance of Successor common stock	13.2	0.1	—	—	2,189.6	—	—	2,189.7
Issuance of Successor Opioid Warrants	—	—	—	—	13.9	—	—	13.9
Balance as of June 16, 2022 (Successor)	13.2	$0.1	—	$—	$2,203.5	$—	$—	$2,203.6
Net loss	—	—	—	—	—	(63.7)	—	(63.7)
Other comprehensive loss	—	—	—	—	—	—	(1.7)	(1.7)
Balance as of July 1, 2022 (Successor)	13.2	$0.1	—	$—	$2,203.5	$(63.7)	$(1.7)	$2,138.2
Net loss	—	—	—	—	—	(284.9)	—	(284.9)
Other comprehensive loss	—	—	—	—	—	—	(4.7)	(4.7)
Share-based compensation	—	—	—	—	0.5	—	—	0.5
Balance as of September 30, 2022 (Successor)	13.2	$0.1	—	$—	$2,204.0	$(348.6)	$(6.4)	$1,849.1

Balance as of December 30, 2022 (Successor)	13.2	$0.1	—	$—	$2,191.0	$(588.2)	$10.8	$1,613.7
Net loss	—	—	—	—	—	(249.3)	—	(249.3)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation	—	—	—	—	2.6	—	—	2.6
Balance as of March 31, 2023 (Successor)	13.2	$0.1	—	$—	$2,193.6	$(837.5)	$8.2	$1,364.4
Net loss	—	—	—	—	—	(747.8)	—	(747.8)
Other comprehensive income	—	—	—	—	—	—	6.4	6.4
Vesting of restricted shares	0.2	—	0.1	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	2.5	—	—	2.5
Balance as of June 30, 2023 (Successor)	13.4	$0.1	0.1	$(0.1)	$2,196.1	$(1,585.3)	$14.6	$625.4
Net loss	—	—	—	—	—	(1,724.8)	—	(1,724.8)
Other comprehensive loss	—	—	—	—	—	—	(1.1)	(1.1)
Vesting of restricted shares	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2.4	—	—	2.4
Balance as of September 29, 2023 (Successor)	13.5	$0.1	0.1	$(0.1)	$2,198.5	$(3,310.1)	$13.5	$(1,098.1)

See Notes to Condensed Consolidated Financial Statements.

MALLINCKRODT PLC
(DEBTOR-IN-POSSESSION)
(IN EXAMINATION UNDER PART 10 OF THE COMPANIES ACT 2014 OF IRELAND)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except share data, per share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc (in examination under Part 10 of the Companies Act 2014 of Ireland) is a global business of multiple wholly owned subsidiaries (collectively, "Mallinckrodt" or the "Company") that develop, manufacture, market and distribute specialty pharmaceutical products and therapies. Areas of focus include autoimmune and rare diseases in specialty areas like neurology, rheumatology, hepatology, nephrology, pulmonology, ophthalmology and oncology; immunotherapy and neonatal respiratory critical care therapies; analgesics; cultured skin substitutes and gastrointestinal products.
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
The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but does not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2022 filed with the SEC on March 3, 2023 ("Annual Report on Form 10-K").

Voluntary Filing Under Chapter 11 and Going Concern
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
On August 28, 2023, Mallinckrodt plc and certain of its subsidiaries voluntarily initiated proceedings ("2023 Chapter 11 Cases") under the chapter 11 of title 11 ("Chapter 11") of the United States Code ("Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court") with a prepackaged Chapter 11 plan of reorganization (as may be amended or supplemented from time to time in accordance with its terms, including the Amended 2023 Plan (as defined in Note 2), the "2023 Plan") as contemplated by the restructuring support agreement ("RSA") dated as of August 23, 2023, by and among the Company, certain of its subsidiaries, certain creditors and the Opioid Master Disbursement Trust II ("Trust"). As contemplated by the 2023 Plan and the RSA, on September 20, 2023, the directors of Mallinckrodt plc initiated examinership proceedings with respect to Mallinckrodt plc ("Irish Examinership Proceedings") by presenting a petition ("Examinership Petition") to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 of Ireland seeking the appointment of an examiner to Mallinckrodt plc ("Examiner"). The references to the 2023 Chapter 11 Cases included within this Quarterly Report on Form 10-Q shall include, where applicable, the Irish Examinership Proceedings.
See Note 2 for further information on the 2023 Chapter 11 Cases, the RSA, the 2023 Plan and the Irish Examinership Proceedings.
Substantial doubt about the Company's ability to continue as a going concern exists in light of its 2023 Chapter 11 Cases. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to implement the 2023 Plan and the 2023 Scheme of Arrangement (as defined below), emerge from the 2023 Chapter 11 Cases and generate sufficient liquidity following the reorganization to meet its obligations, most notably its restructured debt obligations, and operating needs.
Although management believes that the reorganization of the Company through the 2023 Chapter 11 Cases will appropriately position the Company upon emergence, the commencement of the 2023 Chapter 11 Cases constituted an event of default under certain of the Company's debt agreements, enforcement of any remedies in respect of which is automatically stayed as a result of the 2023 Chapter 11 Cases. There are a number of risks and uncertainties associated with the 2023 Chapter 11 Cases, including, among others that: (a) the 2023 Plan may never become effective, (b) the RSA may be terminated by one or more of the parties thereto, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Company and its subsidiaries, and (d) the 2023 Chapter 11 Cases may be converted into cases under chapter 7 of the Bankruptcy Code.
Although the Bankruptcy Court has entered an order ("Confirmation Order") confirming the Amended 2023 Plan proposed by the 2023 Debtors (as defined in Note 2), consummation of the 2023 Plan and the transactions contemplated thereby and emergence from the 2023 Chapter 11 Cases remains subject to the satisfaction of various conditions, including that the High Court of Ireland will make an order in the Irish Examinership Proceedings pursuant to Section 541 of the Companies Act 2014 of Ireland confirming the scheme of arrangement between Mallinckrodt, its shareholders and certain of its creditors that is currently being formulated by the Examiner based on and consistent in all respects with the 2023 Plan ("2023 Scheme of Arrangement"), and that the 2023 Scheme of Arrangement will become effective in accordance with its terms (or will become effective concurrently with the effectiveness of the 2023 Plan). Accordingly, no assurance can be given that the 2023 Plan or the transactions contemplated thereby will be consummated or that the Company will successfully emerge from the 2023 Chapter 11 Cases. As a result, the Company has concluded that management's plans at this stage do not alleviate substantial doubt about the Company's ability to continue as a going concern.
The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from the outcome of this uncertainty.
Pursuant to sections 1107(a) and 1108 of the Bankruptcy Code, the 2023 Debtors retain control of their assets and are authorized to operate their business as debtors-in-possession while being subject to the jurisdiction of the Bankruptcy Court. While operating as debtors-in-possession under Chapter 11, the 2023 Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Any such actions occurring during the 2023 Chapter 11 Cases authorized by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in the Company's unaudited condensed consolidated financial statements. For more information regarding the 2023 Chapter 11 Cases, see Note 2.

Previous Chapter 11 Cases
On October 12, 2020, Mallinckrodt plc and substantially all of its U.S. subsidiaries, including certain subsidiaries of Mallinckrodt plc operating the Specialty Generics business and the Specialty Brands business, and certain of its international subsidiaries (collectively, the "2020 Debtors") voluntarily initiated proceedings ("2020 Chapter 11 Cases") under Chapter 11 the Bankruptcy Code. On March 2, 2022, the Bankruptcy Court entered an order confirming the fourth amended plan of reorganization (with technical modifications) ("2020 Plan"). Subsequent to the filing of the 2020 Chapter 11 Cases, Chapter 11 proceedings commenced by a limited subset of the 2020 Debtors were recognized and given effect in Canada, and separately the High Court of Ireland made an order confirming a scheme of arrangement on April 27, 2022, which was based on and consistent in all respects with the 2020 Plan ("2020 Scheme of Arrangement"). On June 8, 2022, the Bankruptcy Court entered an order approving a minor modification to the 2020 Plan. The 2020 Plan became effective on June 16, 2022 ("Effective Date of the 2020 Chapter 11 Cases"), and on such date the Company emerged from the Chapter 11 and the 2020 Scheme of Arrangement became effective concurrently.
Upon emergence from the 2020 Chapter 11 Cases, the Company adopted fresh-start accounting in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 852 - Reorganizations, and became a new entity for financial reporting purposes as of the Effective Date of the 2020 Chapter 11 Cases. References to "Successor" relate to the financial position as of June 16, 2022 and results of operations of the reorganized Company subsequent to June 16, 2022, while references to "Predecessor" relate to the financial position prior to June 16, 2022 and results of operations of the Company prior to, and including, June 16, 2022. All emergence-related transactions of the Predecessor were recorded as of June 16, 2022. Accordingly, the unaudited condensed consolidated financial statements for the Successor are not comparable to the unaudited condensed consolidated financial statements for the Predecessor.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. Unless otherwise indicated, the three and nine months ended September 29, 2023 (Successor) refers to the thirteen and thirty-nine week period ended September 29, 2023 (Successor). The three months ended September 30, 2022 (Successor) and the period June 17, 2022 through September 30, 2022 (Successor) reflect the Successor periods, while the period January 1, 2022 through, and including, June 16, 2022 reflects the Predecessor period.

2.	Bankruptcy Proceedings
Voluntary Filing Under Chapter 11 and Examinership Proceedings
As contemplated by the RSA, and with the authorization of the Company’s board of directors, on August 28, 2023 ("Petition Date"), the Company and certain of its subsidiaries voluntarily initiated the 2023 Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court with the 2023 Plan. The entities that filed the 2023 Chapter 11 Cases include Mallinckrodt plc, substantially all of its U.S. subsidiaries, including the Specialty Generics business and Specialty Brands business, and certain of its international subsidiaries (collectively, the "2023 Debtors").
It is a condition precedent to the consummation of the 2023 Plan that the High Court of Ireland shall make an order pursuant to Section 541 of the Companies Act 2014 of Ireland confirming the 2023 Scheme of Arrangement, and that the 2023 Scheme of Arrangement shall become effective in accordance with its terms (or shall become effective concurrently with the effectiveness of the 2023 Plan). As contemplated by the 2023 Plan, and in furtherance of the satisfaction of such condition precedent, on September 20, 2023 the directors of Mallinckrodt plc initiated the Irish Examinership Proceedings. On the same date, following an ex parte application made by the directors of Mallinckrodt plc, the High Court of Ireland made an order appointing the Examiner on an interim basis, which appointment was subsequently confirmed by an Order of the High Court of Ireland on October 2, 2023. Refer to Note 15 for further information on the Irish Examinership Proceedings.
During the continuance of the Irish Examinership Proceedings, Mallinckrodt will be under the protection of the High Court of Ireland. During the period of court protection, no proceedings can be commenced in Ireland to wind up Mallinckrodt, and no action can be taken by creditors to enforce security or take possession of any assets of Mallinckrodt, without the consent of the Examiner. The period of court protection will subsist for an initial 70 days, which can, in certain circumstances, be extended by order of the High Court of Ireland for a further 30 days.
Information about the 2023 Chapter 11 Cases, including the case docket, may be found free of charge at https://restructuring.ra.kroll.com/mallinckrodt2023/.
The 2023 Chapter 11 Cases are being jointly administered under the caption In re Mallinckrodt plc, Case No. 23-11258. During the pendency of the 2023 Chapter 11 Cases, the 2023 Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the 2023 Debtors are authorized to continue to operate as ongoing business, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. The 2023 Debtors may not pay third-party claims or creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.
Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the 2023 Debtors, as well as most litigation pending against the Company as of the Petition Date, are subject to an automatic stay. However, under the Bankruptcy Code, certain regulatory or criminal proceedings generally are not subject to the automatic stay and may continue unless otherwise ordered by the Bankruptcy Court. Refer to Note 15 "Confirmation of Plan of Reorganization" for a summary of the anticipated distributions to the 2023 Debtors' creditors and interest holders under the 2023 Plan.
Under the Bankruptcy Code, the 2023 Debtors may assume, modify, assign or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and to certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the 2023 Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the 2023 Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease in this Quarterly Report on

Form 10-Q, including, where applicable, the express termination rights thereunder or a quantification of their obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the 2023 Debtors have under the Bankruptcy Code.

Restructuring Support Agreement
On August 23, 2023, the 2023 Debtors entered into the RSA with creditors holding approximately 72% of the aggregate principal amount of the 2023 Debtors’ first lien funded debt and approximately 71% of the aggregate principal amount of the 2023 Debtors’ second lien funded debt and the Trust (collectively, the "Supporting Parties"), which has subsequently received support from creditors holding approximately 90% of each of the 2023 Debtors' first and second lien funded debt.
The RSA reflects an agreement by the Supporting Parties to support the 2023 Plan through the 2023 Chapter 11 Cases, which provides for the following:
•A new post-petition senior secured debtor-in-possession multi-draw, fully-backstopped priming term loan financing facility providing new funds in the amount of $250.0 million, which will be, either repaid in cash at emergence (to the extent cash on hand at emergence is above a specified threshold as further described in the 2023 Plan) or converted into first-out takeback debt;
•A post-petition receivables financing facility of up to $200.0 million, which will be repaid in cash in the ordinary course or at emergence;
•The reduction of first lien term debt from $2,861.8 million to $1,650.0 million, which will be in the form of takeback debt distributed to post-petition term lenders and pre-petition first lien creditors;
•The pre-petition first lien creditors will also receive 92.3% of the 2023 Debtors’ reorganized equity (subject to dilution by any management incentive plan that may be adopted in connection with emergence ("MIP") and the contingent value rights ("CVRs"), as defined below, if equity settled), plus cash (to the extent cash on hand at emergence is above a specified threshold as further described in the 2023 Plan) and second-out takeback debt;
•The elimination of pre-petition second lien debt in its entirety, with pre-petition second lien creditors receiving 7.7% of the 2023 Debtors’ reorganized equity (subject to dilution by the MIP and the CVRs if equity settled);
•The permanent elimination of the 2023 Debtors’ remaining opioid-related litigation settlement payment obligations (including the $200.0 million installment payment originally due on June 16, 2023) subject to the Company (a) making a $250.0 million payment to the Trust prior to the commencement of the 2023 Chapter 11 Cases (which was made on August 24, 2023) and (b) entering into an agreement ("CVR Agreement") for 4-year CVRs to receive a payment (in cash or, at the Company’s option subject to certain conditions, shares of the Company’s reorganized equity) equal to the value of 5% of the Company’s total outstanding equity (subject to certain dilution) less the exercise price, which will be based on a total enterprise value of $3.776 billion less funded debt at emergence plus any excess cash at emergence after the emergence-date cash sweep contemplated by the RSA;
•The 2023 Debtors’ non-monetary obligations to the Trust will generally be preserved, including the compliance-related operating injunction;
•All other claims against the 2023 Debtors (with the exception of subordinated securities claims) will be treated as unimpaired, including the Debtors’ settlement under the 2020 Plan with governmental entities regarding Acthar® Gel, and the associated Corporate Integrity Agreement, and also trade liabilities; and
•The cancellation of Mallinckrodt ordinary shares for no consideration.
Pursuant to the RSA, each of the 2023 Debtors and the Supporting Parties made certain customary commitments to each other in connection with the pursuit of the transactions contemplated by the term sheets attached thereto. The 2023 Debtors agreed to, among other things, use commercially reasonable efforts to make all requisite filings with the Bankruptcy Court, continue to involve and update the Supporting Parties’ representatives in the bankruptcy process and satisfy certain other covenants. The Supporting Parties committed to support and vote for the 2023 Plan and agreed to use commercially reasonable efforts to take, or refrain from taking, certain actions in furtherance of such support, including an agreement that the forbearance period under the previously disclosed forbearance agreements entered into on August 15, 2023 with requisite majorities of the Company’s term lenders and noteholders will continue until termination of the RSA. Similarly, the 2023 Debtors’ prior obligation to pay the Trust the $200.0 million installment payment originally due on June 16, 2023 pursuant to the opioid deferred cash payments agreement, dated as of June 16, 2022, by and among the Company and the Trust ("Opioid Deferred Cash Payments Agreement") ceased to be outstanding upon effectiveness of the RSA and all remaining opioid-related litigation settlement payment obligations were replaced with the $250.0 million payment that was made to the Trust prior to the commencement of the 2023 Chapter 11 Cases and the agreement to issue the CVRs described above.
The RSA contains milestones for the progress of the 2023 Chapter 11 Cases in the Bankruptcy Court, which include the dates by which the 2023 Debtors are required to, among other things, obtain certain orders of the Bankruptcy Court and consummate the 2023 Debtors’ restructuring. Among other dates set forth in the RSA, the RSA contemplates that the Bankruptcy Court shall have entered an order confirming the 2023 Plan no later than 50 days after the Petition Date (which occurred on October 10, 2023) and that the 2023 Debtors shall have emerged from bankruptcy no later than 90 days after the Petition Date.
Each of the parties to the RSA may terminate the RSA (and thereby their support for the 2023 Plan) under certain limited circumstances. Any 2023 Debtor may terminate the RSA upon, among other circumstances: (i) its board of directors reasonably determining in good faith, after consultation with legal counsel, that performance under the RSA would be inconsistent with its fiduciary duties or duties as directors under applicable law; and (ii) certain actions by the Bankruptcy Court, including dismissing the 2023 Chapter 11 Cases or converting the 2023 Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code.
The Supporting Parties also have specified termination rights, including, among other circumstances, termination rights that arise if any of the milestones have not been achieved, extended or waived. The Supporting Parties’ termination rights may be exercised by the requisite thresholds of the applicable Supporting Parties specified in the RSA. Termination by one of these creditor groups will result in the termination of the RSA as to such terminating group only, with the RSA remaining in effect with respect to the 2023 Debtors and the non-terminating groups.
The transactions contemplated by the RSA remain subject to certain conditions, including the completion of the Irish Examinership Proceedings. Accordingly, no assurance can be given that the transactions described therein will be consummated.

First Day Motions
On August 30, 2023, the 2023 Debtors received Bankruptcy Court approval of their customary motions filed on the Petition Date ("First Day Motions") on an interim basis seeking court authorization to continue to support their business operations during the 2023 Chapter 11 Cases, including the continued payment of employee wages and benefits without interruption, payment of trade vendors, continuation of customer programs, continuation of use of existing cash management programs and authorization of the Company's $250.0 million post-petition, super-priority debtor-in-possession financing facility. The First Day Motions were subsequently approved by the Bankruptcy Court on a final basis at hearings.

Confirmed Plan of Reorganization
On September 22, 2023, in accordance with the RSA and the 2023 Plan, the Company filed a supplement to the 2023 Plan with the Bankruptcy Court, which includes, among other things, (a) a term sheet setting forth certain preliminary terms in respect of the corporate governance and related matters of the Company, as reorganized pursuant to and under the 2023 Plan ("Governance Term Sheet"), (b) certain governing documents for certain of the Company’s subsidiaries, (c) certain key terms in respect of the takeback debt related to the exit financing to be entered into by the Company, as reorganized pursuant to and under the 2023 Plan ("Exit Financing Documentation"), and (d) a draft of the CVR Agreement. After receiving information regarding the potential syndicated financing contemplated by the RSA, members of the ad hoc first lien term loan group and the members of the ad hoc crossover group did not consent to the 2023 Debtors’ pursuit of the syndicated exit financing, and therefore the Company expects to issue takeback debt at emergence. The form of constitution to be adopted by the Company, as reorganized pursuant to and under the 2023 Plan, reflecting the applicable terms of the Governance Term Sheet, forms part of the 2023 Scheme of Arrangement (as defined below). As of November 7, 2023, the Company has not finalized the terms with respect to the remaining terms of the Governance Term Sheet, the Exit Financing Documentation or the CVR Agreement, and such documents remain under negotiation by the applicable parties to the RSA and will be filed with the Bankruptcy Court in a subsequent 2023 Plan supplement once available.
On September 29, 2023, the 2023 Debtors filed the First Amended Prepackaged Joint Chapter 11 Plan of Reorganization of Mallinckrodt Plc and Its Debtor Affiliates (as may be amended or supplemented from time to time in accordance with its terms, the "Amended 2023 Plan") in the 2023 Chapter 11 Cases in the Bankruptcy Court. Refer to Note 15 for details on the subsequent confirmation of the Amended 2023 Plan.

Event of default
The commencement of the 2023 Chapter 11 Cases constituted an event of default under certain of the Company’s debt agreements. Subject to any applicable provisions of the Bankruptcy Code, the Company’s debt instruments and agreements provide that, as a result of the commencement of the 2023 Chapter 11 Cases, the principal amount, together with accrued and unpaid interest thereon, and in the case of the indebtedness outstanding under the senior notes, premium, if any, thereon, shall be immediately due and payable. Accordingly, all long-term debt was classified as current on the unaudited condensed consolidated balance sheet as of September 29, 2023 (Successor). However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the 2023 Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. The commencement of the 2023 Chapter 11 Cases would constitute an event of default under the receivables financing facility due December 2023 ("ABL Credit Agreement") but for certain amendments thereto, entered into prior to the date hereof (as further described in Note 10).

Financial Reporting in Reorganization
Effective on the Petition Date, the Company began to apply FASB ASC Topic 852 - Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions directly associated with the reorganization from activities related to the ongoing operations of the business within the financial statements for periods subsequent to the Petition Date. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as reorganization items, net in the unaudited condensed consolidated statements of operations. In addition, the unaudited condensed consolidated balance sheet must distinguish pre-petition liabilities subject to compromise ("LSTC") of the 2023 Debtors from pre-petition liabilities that are not subject to compromise, post-petition liabilities, and liabilities of the subsidiaries of the Company that are not debtors in the 2023 Chapter 11 Cases. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the 2023 Chapter 11 Cases, the Company has classified the entire amount of the claim as LSTC.
Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession, actions to enforce or otherwise effect the payment of certain claims against the 2023 Debtors in existence before the Petition Date are stayed while the 2023 Debtors continue business operations as debtors-in-possession. These claims are reflected as LSTC in the unaudited condensed consolidated balance sheet as of September 29, 2023 (Successor). Additional claims (which could be LSTC) may arise after the Petition Date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreement by parties-in-interest) of allowed claims for contingencies and other disputed amounts.
Certain subsidiary entities are not debtors under the 2023 Chapter 11 Cases. However, the assets and liabilities, operating results and cash flows of the non-debtor entities included in the unaudited condensed consolidated financial statements are insignificant. Therefore, the unaudited condensed consolidated financial statements presented herein materially represent the unaudited condensed combined financial statements of the 2023 Debtor entities for all periods presented and unaudited condensed combined financial statements of the 2023 Debtors are not separately presented in the notes to the unaudited condensed combined financial statements.
Non-debtor entity intercompany balances from/due to the 2023 Debtors as of September 29, 2023 (Successor) was as follows:

Intercompany receivables	$25.9
Intercompany payables	190.7
The intercompany balances were primarily attributable to the Company's centralized approach to cash management and financing of its operations. The permission to continue the use of existing cash management systems during the pendency of the 2023 Chapter 11 Cases was approved by the Bankruptcy Court on a final basis as part of certain First Day Motions.
The Company is currently assessing whether or not it qualifies for fresh-start accounting upon emergence from the 2023 Chapter 11 Cases. If the Company were to meet the requirements to adopt the fresh-start accounting rules, its assets and liabilities would be recorded at fair value as of the fresh-start reporting date, which may differ materially from the recorded values of assets and liabilities on its unaudited condensed consolidated balance sheet as of September 29, 2023 (Successor).

Notice of Delisting
On September 6, 2023, New York Stock Exchange ("NYSE") Regulation filed a Form 25 with the SEC to delist the Company's ordinary shares from NYSE American LLC. The delisting was effective on September 16, 2023. The deregistration of the ordinary shares under Section 12(b) of the Securities Exchange Act of 1934 ("Exchange Act") will be effective 90 days, or such shorter period as the SEC may determine, after the filing date of the Form 25, at which point the ordinary shares will be deemed registered under Section 12(g) of the Exchange Act. The Company's ordinary shares began trading in the market for unlisted securities on August 29, 2023 under the symbol "MNKTQ."

Liabilities Subject to Compromise
As a result of the commencement of the 2023 Chapter 11 Cases, the payment of pre-petition liabilities is subject to compromise or other treatment pursuant to the 2023 Plan. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the 2023 Debtors the authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the 2023 Debtors' business and assets.
The determination of how liabilities will ultimately be settled or treated cannot be made until the 2023 Plan becomes effective. Accordingly, the ultimate amount of such liabilities is not determinable at this time. Pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts currently classified as LSTC are preliminary and may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events.
Liabilities subject to compromise at the end of the period consisted of the following:

Successor
September 29, 2023
Accrued interest (1)	$159.0
Debt (2)	3,512.0
Acthar Gel-Related Settlement (3)	236.1
Opioid-Related Litigation Settlement (4)	1,025.0
Total liabilities subject to compromise	$4,932.1
(1)Accrued interest includes $14.9 million and $108.9 million related to makewhole settlement allowed claims with the 2025 and 2028 first lien senior secured noteholders, respectively, prescribed for per the RSA and 2023 Plan.
(2)The Company expensed $377.6 million to adjust the carrying value up to the principal value or estimated allowed claim amount and recorded the expense within in reorganization items, net in the unaudited condensed consolidated statement of operations for the three months ended September 29, 2023 (Successor).
(3)The Company expensed $145.0 million as reorganization items, net to adjust the present value of the Acthar Gel-Related Settlement liability to its estimated allowed claim amount during the three months ended September 29, 2023 (Successor). This settlement obligation is listed as unimpaired in the 2023 Plan, but is classified as LSTC in accordance with ASC 852 given it is unsecured and its ultimate treatment is dependent upon the effectuation of the 2023 Plan.
(4)The Company expensed $598.4 million as reorganization items, net to adjust the present value of the Opioid-Related Litigation Settlement liability to its estimated allowed claim amount during the three months ended September 29, 2023 (Successor). This settlement obligation is classified as LSTC in accordance with ASC 852 given it is unsecured and its ultimate permanent elimination is dependent upon the effectuation of the 2023 Plan. Refer to Note 12 for further information.

Contractual interest
While the 2023 Chapter 11 Cases are pending, the Company is not accruing interest on its second lien senior secured notes as of the Petition Date on a go-forward basis as the 2023 Debtors do not anticipate making interest payments due under the respective debt instruments. The total aggregate amount of interest payments due under the Company's second lien senior secured notes for the three months ended September 29, 2023, which the Company did not pay, was $40.6 million. The 2023 Debtors expect to pay all interest payments in full as they come due under their respective first lien senior secured debt instruments.

Reorganization items, net
Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the 2023 Chapter 11 Cases and are comprised of bankruptcy-related professional fees, debt valuation adjustments and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court. Such adjustments include non-cash adjustments associated with the Company's debt and settlement obligations in order to reflect the estimated allowed claim amount of these liabilities within LSTC, a makewhole settlement entered into with the Company's first lien senior secured noteholders as described in the RSA, and a backstop premium on the DIP Credit Agreement (as defined in Note 10).
Also included within reorganization items, net are amounts incurred after the Effective Date of the 2020 Chapter 11 Cases that directly resulted from the 2020 Chapter 11 Cases and were comprised of professional fees associated with the implementation of the 2020 Plan during the Successor period and expenses primarily driven by the loss on application of fresh-start accounting, gain on settlement of LSTC and professional and lender fees during the Predecessor period.
Cash paid for reorganization items, net, related to the 2023 Chapter 11 Cases for the nine months ended September 29, 2023 (Successor) was $2.1 million. Cash paid for reorganization items, net, related to the 2020 Chapter 11 Cases for the period from January 1, 2022 through June 16, 2022 (Predecessor) was $304.1 million.

Reorganization items, net, were comprised of the following:

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Professional fees	$17.4	$14.2
Debt valuation adjustments	426.9	—
Adjustments of other claims	867.2	—
Total reorganization items, net	$1,311.5	$14.2

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Gain on settlements of LSTC	$—	$—	$(943.7)
Loss on fresh-start adjustments	—	—	1,354.6
Professional and other service provider fees	27.0	17.7	161.1
Success fees for professional service providers	—	—	44.3
Write off of prepaid premium for directors' and officers' insurance policies	—	—	9.2
Debt valuation adjustments	426.9	—	—
Adjustments of other claims	867.2	—	5.4
Total reorganization items, net	$1,321.1	$17.7	$630.9

3.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 14 for presentation of the Company's net sales by product family.

Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks (1)	Product Returns	Other Sales Deductions	Total
Balance as of December 31, 2021 (Predecessor)	$241.8	$21.5	$9.5	$272.8
Provisions	693.4	5.2	17.1	715.7
Payments or credits	(684.6)	(8.1)	(18.9)	(711.6)
Balance as of June 16, 2022 (Predecessor)	$250.6	$18.6	$7.7	$276.9

Balance as of June 17, 2022 (Successor)	$250.6	$18.6	$7.7	$276.9
Provisions	429.9	3.1	26.8	459.8
Payments or credits	(462.4)	(4.3)	(11.2)	(477.9)
Balance as of September 30, 2022 (Successor)	$218.1	$17.4	$23.3	$258.8

Balance as of December 30, 2022 (Successor)	$265.3	$16.0	$12.7	$294.0
Provisions	1,150.5	8.5	36.1	1,195.1
Payments or credits	(1,185.1)	(11.2)	(36.0)	(1,232.3)
Balance as of September 29, 2023 (Successor)	$230.7	$13.3	$12.8	$256.8

(1)Includes $57.2 million and $89.3 million of accrued Medicaid and $35.9 million and $55.3 million of accrued rebates as of September 29, 2023 (Successor) and December 30, 2022 (Successor), respectively, included within accrued and other current liabilities in the unaudited condensed consolidated balance sheets.

Product sales transferred to customers at a point in time and over time were as follows:

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Product sales transferred at a point in time	85.1%	82.4%
Product sales transferred over time	14.9	17.6

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Product sales transferred at a point in time	83.1%	82.6%	80.8%
Product sales transferred over time	16.9	17.4	19.2

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of September 29, 2023 (Successor):

Remainder of Fiscal 2023	$12.6
Fiscal 2024	35.4
Fiscal 2025	17.4
Thereafter	0.2

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

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Royalty revenue	$0.2	$18.2

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Royalty revenue	$4.0	$21.2	$34.9

4.	Restructuring and Related Charges
During fiscal 2021 and 2018, the Company launched restructuring programs designed to improve its cost structure, neither of which has a specified time period. Charges of $50.0 million to $100.0 million were provided for under the 2021 program and $100.0 million to $125.0 million were provided for under the 2018 program. The 2021 program will commence upon substantial completion of the 2018 program, and has not commenced as of September 29, 2023 (Successor).
Net restructuring and related charges by segment were as follows:

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Specialty Generics	$—	(0.2)
Corporate	(0.1)	2.4
Restructuring charges, net	$(0.1)	$2.2

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Specialty Generics	$—	$(0.2)	$3.5
Corporate	1.7	3.5	6.1
Restructuring and related charges, net	1.7	3.3	9.6
Less: accelerated depreciation	(0.8)	—	—
Restructuring charges, net	$0.9	$3.3	$9.6

Net restructuring and related charges by program were comprised of the following:

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
2018 Program	$(0.1)	$2.2
Less: non-cash charges, including accelerated depreciation	—	(0.7)
Total charges expected to be settled in cash	$(0.1)	$1.5

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
2018 Program	$1.7	$3.3	$9.6
Less: non-cash charges, including accelerated depreciation	(0.8)	(0.9)	(3.6)
Total charges expected to be settled in cash	$0.9	$2.4	$6.0

The following table summarizes cash activity for restructuring reserves for the 2018 Program, which primarily related to employee severance and benefits:

2018 Program
Balance as of December 30, 2022 (Successor)	$4.6
Charges from continuing operations	1.3
Changes in estimate from continuing operations	(0.4)
Cash payments	(5.4)
Balance as of September 29, 2023 (Successor)	$0.1

As of September 29, 2023 (Successor), net restructuring and related charges incurred cumulative to date for the 2018 Program were as follows:

	Successor	Predecessor
Specialty Brands	$—	$3.1
Specialty Generics	0.8	18.5
Corporate	12.9	84.0
	$13.7	$105.6

All of the restructuring reserves were included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets. Amounts paid in the future may differ from the amount currently recorded.

5.	Income Taxes
The Company's income tax expense (benefit) was as follows:

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Current tax expense (benefit)	$10.8	$(20.5)
Deferred tax expense (benefit)	—	(4.4)
Income tax expense (benefit)	$10.8	$(24.9)

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Current tax expense (benefit)	$32.6	$(23.8)	$(23.9)
Deferred tax expense (benefit)	475.5	(10.8)	(473.4)
Income tax expense (benefit)	$508.1	$(34.6)	$(497.3)
As further discussed in Note 1, the Company concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of issuance of this report. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. Therefore, a valuation allowance of $475.5 million was placed on the net deferred tax assets as of the beginning of the year. Additionally, a valuation allowance was recorded to offset the current year deferred tax activity, predominately related to intangible asset amortization, accretion expense associated with our settlement obligations and debt, and inventory step-up amortization expense. As a result, all of the Company’s net deferred tax assets as of the nine months ended September 29, 2023 (Successor) are fully offset by a valuation allowance.
The Company recognized income tax expense of $10.8 million and $508.1 million on losses from continuing operations before income taxes of $1,714.1 million and $2,213.9 million for the three and nine months ended September 29, 2023 (Successor), respectively. This resulted in effective tax rates of negative 0.6% and negative 23.0%, respectively. The current income tax expense for both the three and nine months ended September 29, 2023 (Successor) predominately related to a net decrease in prepaid income taxes. The deferred income tax expense for the nine months ended September 29, 2023 (Successor) related to the valuation allowance noted above, recorded against the Company's net deferred tax assets.
The income tax expense of $10.8 million for the three months ended September 29, 2023 (Successor) consisted of $9.3 million attributed to a decrease in prepaid income taxes and $1.5 million predominately attributed to pretax earnings in various jurisdictions.
The income tax expense of $508.1 million for the nine months ended September 29, 2023 (Successor) consisted of the valuation allowance of $475.5 million placed on the net deferred tax assets as of the beginning of the year that were no longer more likely than not realizable, $30.2 million attributed to a decrease in prepaid income taxes and $3.7 million predominately attributed to pretax earnings in various jurisdictions, offset by $1.3 million attributed to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
The Company recognized $24.9 million and $34.6 million of income tax benefit on losses from continuing operations before income taxes of $310.2 million, and $383.6 million for the three months ended September 30, 2022 (Successor) and the period from

June 17, 2022 through September 30, 2022 (Successor), respectively. This resulted in effective tax rates of 8.0% and 9.0%, respectively. The current and deferred income tax benefits predominantly related to intangible asset amortization activity attributed to fresh-start adjustments, partially offset by the utilization of loss carryforwards.
The income tax benefits of $24.9 million and $34.6 million for the three months ended September 30, 2022 (Successor) and the period from June 17, 2022 through September 30, 2022 (Successor), respectively, was attributed to pretax earnings in various jurisdictions, separation costs, reorganization items, net and restructuring charges.
The Company recognized $497.3 million of income tax benefit on $811.3 million of loss from continuing operations before income taxes for the period January 1, 2022 through June 16, 2022 (Predecessor). This resulted in an effective tax rate of 61.3%. The income tax benefit for the period from January 1, 2022 through June 16, 2022 (Predecessor) primarily consisted of the income tax impacts from reorganization and fresh-start adjustments, including adjustments to the Company's valuation allowance. For the period January 1, 2022 through June 16, 2022 (Predecessor), the Company recorded an income tax benefit of $497.3 million, primarily for reorganization adjustments in the Predecessor period consisting of (1) $1,231.5 million of tax expense for the reduction in federal and state NOL carryforwards from the cancellation of debt income ("CODI") realized upon emergence and limitations under Sections 382 and 383 of the IRC; (2) $141.3 million of tax expense for the net decrease in deferred tax assets resulting from reorganization adjustments; and (3) $1,270.1 million of tax benefit for the reduction in the valuation allowance on the Company's deferred tax assets; and fresh-start adjustments in the Predecessor period consisting of (4) $297.1 million of tax benefit for the net decrease in deferred tax liabilities resulting from fresh-start adjustments and (5) $285.3 million of tax benefit associated with the release of uncertain tax positions. The remaining tax benefit was attributable to pretax earnings in various jurisdictions during the Predecessor period.
During the nine months ended September 29, 2023 (Successor), net cash refunds for income taxes were $136.3 million, including refunds of $141.6 million received as a result of provisions in the CARES Act and net payments of $5.3 million related to operational activity. During the period June 17, 2022 through September 30, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor), net cash payments for income taxes were $3.8 million and $3.0 million, respectively.
The Company's unrecognized tax benefits, excluding interest, totaled $24.8 million as of both September 29, 2023 (Successor) and December 30, 2022 (Successor). If favorably settled, $15.4 million of unrecognized tax benefits as of September 29, 2023 (Successor) would benefit the effective tax rate. The remaining unrecognized tax benefits are reflected as a write-off of related deferred tax assets. If these unrecognized tax benefits were recognized, the related deferred tax assets would be offset by a valuation allowance. The total amount of accrued interest and penalties related to these obligations was $3.8 million and $2.8 million as of September 29, 2023 (Successor) and December 30, 2022 (Successor), respectively.
Within the next twelve months, the unrecognized tax benefits and the related interest and penalties are not expected to change significantly.
Certain of the Company's subsidiaries continue to be subject to examination by taxing authorities. The earliest open years subject to examination for the U.S federal jurisdiction is 2015, and the earliest open year for state jurisdictions and various foreign jurisdictions, including Ireland, Japan, Luxembourg, Switzerland and the United Kingdom is 2013.

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
The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Basic and diluted	13.4	13.2

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Basic and diluted	13.3	13.2	84.8

The computation of diluted weighted-average shares outstanding for the three and nine months ended September 29, 2023 (Successor) excluded approximately zero shares of equity awards. The computation of diluted weighted-average shares outstanding for both the three months ended September 30, 2022 (Successor) and the period June 17, 2022 through September 30, 2022 (Successor) excluded approximately 3.3 million shares of Opioid Warrants because the effect would have been anti-dilutive. The computation of diluted weighted-average shares outstanding for the period January 1, 2022 through June 16, 2022 (Predecessor) excluded approximately 0.5 million shares of equity awards because the effect would have been anti-dilutive.

7.	Inventories
Inventories were comprised of the following at the end of each period:

	Successor
	September 29, 2023	December 30, 2022
Raw materials and supplies	$102.4	$80.2
Work in process	463.5	552.1
Finished goods	268.3	315.3
	$834.2	$947.6

8.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	Successor
	September 29, 2023	December 30, 2022
Property, plant and equipment, gross	$520.8	$485.0
Less: accumulated depreciation	(61.0)	(27.4)
Property, plant and equipment, net	$459.8	$457.6

Depreciation expense was as follows:

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Depreciation expense	$11.4	$11.9

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Depreciation expense	$35.1	$14.8	$40.0

9.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	Successor
	September 29, 2023		December 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$3,010.4	$700.1	$3,041.2	$318.7
Non-Amortizable:
In-process research and development	9.5		121.3

Generics IPR&D
During the three months ended September 29, 2023 (Successor), the U.S. Food and Drug Administration approved the abbreviated new drug application for certain of the Company's Specialty Generics in-process research and development ("IPR&D") assets. Upon approval, the Company transferred a total of $26.0 million of asset value from non-amortizable indefinite-lived IPR&D rights to amortizable, finite-lived completed technology with amortization commencing upon the first commercial shipment of the respective products.
Additionally, during the three months ended September 29, 2023 (Successor), the Company recognized a full impairment on certain other Specialty Generics IPR&D assets totaling $85.8 million. The Company has decided it will no longer pursue further development of the respective assets.

StrataGraft®
During the three months ended September 29, 2023 (Successor), due to lower anticipated cash flows expected from StrataGraft, the Company identified a triggering event with respect to the associated intangible asset within the Specialty Brands segment and assessed the recoverability of the definite-lived asset. The Company determined that the undiscounted cash flows related to the StrataGraft intangible asset were less than its net book value, which required the Company to record a full impairment charge.
The Company determined the fair value of the StrataGraft intangible asset using the income approach, a level three measurement technique. For purposes of determining fair value, the Company made various assumptions regarding estimated future cash flows, the discount rate and other factors in determining the fair value of the intangible asset. The Company's projections in relation to the StrataGraft intangible asset included long-term net sales and operating income at lower than historical levels. These changes in assumptions resulted in a fair value of the StrataGraft intangible asset that was less than its net book value. Therefore, the Company recorded a full impairment charge of $50.1 million.

Intangible asset amortization expense was as follows:

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Amortization expense	$125.6	$136.6

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Amortization expense	$388.1	$182.1	$281.8

The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Successor
Remainder of Fiscal 2023	$121.4
Fiscal 2024	446.1
Fiscal 2025	385.2
Fiscal 2026	337.6
Fiscal 2027	284.4

10.	Debt
The commencement of the 2023 Chapter 11 Cases constituted an event of default under certain of the Company’s debt agreements. Accordingly, all debt not reclassified as LSTC with original long-term stated maturities was classified as current on the unaudited condensed consolidated balance sheet as of September 29, 2023 (Successor). However, any efforts to enforce payment obligations under the Company's debt instruments are automatically stayed as a result of the 2023 Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. See Note 2 for further information.
Debt was comprised of the following at the end of each period:

	Successor
	September 29, 2023		December 30, 2022
	Principal (Carrying Value) (1)	Unamortized Discount and Debt Issuance Costs (2)	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs
Debtor-in-Possession Financing due November 2023	$280.0	$—	$—	$—	$—
Receivables financing facility due December 2023	100.0	2.6	—	—	—
10.00% first lien senior notes due April 2025	495.0	—	495.0	475.9	—
10.00% second lien senior notes due April 2025	321.9	—	321.9	242.2	—
2017 Replacement Term loan due September 2027	1,356.7	—	1,374.1	$1,222.1	$—
2018 Replacement Term loan due September 2027	360.1	—	364.8	326.9	—
11.50% first lien senior secured notes due December 2028	650.0	—	650.0	650.0	20.8
10.00% second lien senior secured notes due June 2029	328.3	—	328.3	175.5	—
Total debt	3,892.0	2.6	3,534.1	3,092.6	20.8
Less: Current portion	(380.0)	(2.6)	(44.1)	(44.1)	—
Less: Amounts reclassified to liabilities subject to compromise (3)	(3,512.0)	—	—	—	—
Total long-term debt, net of current portion	$—	$—	$3,490.0	$3,048.5	$20.8
(1)As a result of the 2023 Chapter 11 Cases, the Company expensed $377.6 million of accelerated accretion to adjust the carrying value up to the principal value or allowed claim amount pursuant to the 2023 Plan and recorded the expense within in reorganization items, net in the unaudited condensed consolidated statement of operations for the three months ended September 29, 2023 (Successor).
(2)As a result of the 2023 Chapter 11 Cases, the Company expensed $18.5 million of unamortized discount and debt issuance costs, net, recorded in reorganization items, net in the unaudited condensed consolidated statement of operations for the three months ended September 29, 2023 (Successor).
(3)In connection with the 2023 Chapter 11 Cases, $3,512.0 million of outstanding debt instruments have been reclassified to LSTC in the Company's unaudited consolidated balance sheet as of September 29, 2023 (Successor). Up to the Petition Date, the Company continued to accrue interest expense in relation to the second lien secured notes reclassified to LSTC. The Company continues to accrue and pay interest on the outstanding first lien senior secured debt instruments classified as LSTC in conjunction with the cash collateral order. Refer to Note 2 for further information.

Amended ABL Credit Agreement
On August 23, 2023, the Company entered into an amendment with the lenders and agents under the ABL Credit Agreement ("ABL Amendment"), dated as of June 16, 2022, by and among ST US AR Finance LLC, the lenders party thereto, the L/C Issuers (as defined in the ABL Credit Agreement) party thereto and Barclays Bank plc, as administrative agent ("Administrative Agent") and collateral agent (as amended, the "Amended ABL Credit Agreement"). Pursuant to the Amended ABL Credit Agreement, the Company obtained up to $100.0 million of new borrowing availability thereunder. The Company and the lenders, L/C Issuers and agent under the Amended ABL Credit Agreement separately agreed on August 23, 2023 to amend and restate the previously disclosed forbearance agreement among them (the "Amended and Restated Forbearance Agreement"), extending the forbearance period thereunder to September 12, 2023, unless such forbearance agreement (which contains customary termination events), is earlier terminated in accordance with the terms thereof. As further discussed above, any efforts to enforce payment obligations under the

Company's debt instruments were automatically stayed as a result of the commencement on August 28, 2023 of the 2023 Chapter 11 Cases. Pursuant to the terms of the ABL Amendment, as of the Availability Date (as defined in the ABL Amendment), which occurred on August 30, 2023, each of the Specified Defaults (as defined in the Forbearance Agreement) were waived.

Amendment to Purchase and Sale Agreement
In connection with the Bankruptcy Court’s approval of certain First Day Motions, on August 30, 2023, the Purchase and Sale Agreement, dated as of June 16, 2022, by and among the various entities listed on Schedule I thereto as originators or that become parties thereto as originators from time to time pursuant to Section 4.3 thereof ("Originators"), MEH, Inc., as servicer, and ST US AR Finance LLC, as buyer (as amended, the "Purchase and Sale Agreement"), was amended by the parties thereto to amend certain representations, covenants and events of default contained in the Purchase and Sale Agreement in light of the 2023 Chapter 11 Cases.

Performance Guarantees
Also in connection with the Bankruptcy Court’s approval of certain First Day Motions, on August 30, 2023, the Originators and the Administrative Agent entered into the Originator Performance Guaranty ("Originator Performance Guaranty") and MEH, Inc. and the Administrative Agent entered into the Performance Guaranty ("Performance Guaranty").
Pursuant to the Originator Performance Guaranty, each Originator guarantees performance by each other Originator of its obligations under the Purchase and Sale Agreement, which includes representations and warranties with respect to the characteristics of the receivables which such Originators sell to ST US AR Finance LLC.
Pursuant to the Performance Guaranty, MEH, Inc. guarantees performance by each Originator of its obligations under the Purchase and Sale Agreement, including with respect to such representations and warranties made by the Originators. Neither MEH, Inc. nor any Originator guarantees performance by ST US AR Finance LLC of its obligations under the Amended ABL Credit Agreement nor do they guarantee any losses arising from insolvency or lack of creditworthiness or other financial inability to pay off the underlying obligors of such receivables, or the uncollectability of any receivables.

Debtor-in-Possession Financing
Also in connection with the Bankruptcy Court's approval of certain First Day Motions, including, among others, a motion ("DIP Motion") seeking approval of a debtor-in-possession financing, the Senior Secured Debtor-In-Possession Credit Agreement ("DIP Credit Agreement"), was entered into on September 8, 2023, by and among the Company, Mallinckrodt International Finance S.A. ("MIFSA") and Mallinckrodt CB LLC (together with MIFSA, the "DIP Borrowers"), as debtors and debtors-in-possession, the lenders from time to time party thereto ("DIP Lenders"), Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Acquiom Agency Services LLC, as collateral agent. On September 21, 2023, the Bankruptcy Court entered a final order granting the relief requested in the DIP Motion ("Final DIP Order").
Pursuant to the terms of the DIP Credit Agreement, the DIP Lenders provided a priming, senior secured, super-priority debtor-in-possession term loan facility in the aggregate principal amount (exclusive of capitalized fees) of $250.0 million ("DIP Facility", and the term loans advanced (or deemed advanced) thereunder, the "DIP Loans"), of which (i) an initial draw amount of $150.0 million was drawn in a single drawing on September 8, 2023, and (ii) an additional draw amount of $100.0 million was drawn in a single drawing on September 25, 2023. Borrowings under the DIP Facility are (a) senior secured obligations of the DIP Borrowers, (b) guaranteed by the Company and each of the other 2023 Debtors and (c) secured by (i) priming, automatically perfected first priority liens and security interests on substantially all property and assets of the 2023 Debtors securing the Company's pre-petition secured term loans and notes and (ii) automatically perfected first priority liens and security interests on substantially all of the 2023 Debtors' other now-owned and hereafter-acquired real and personal property and assets, in each case subject to certain carve outs and conditions. The DIP Loans accrue interest at a rate equal to the secured overnight financing rate as administered by the SOFR Administrator ("SOFR") plus 8.00%, subject to a SOFR floor of 1.00%. Upon the effectiveness of the DIP Credit Agreement, the DIP Borrowers caused a premium equal to 12.00% of the $250.0 million in backstop commitments held by certain DIP Lenders providing such commitments to be paid. Such premium was paid in kind by increasing the principal amounts of the DIP Loans. For further information regarding the DIP Credit Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2023.

Applicable interest rate
As of September 29, 2023 (Successor), the applicable interest rate and outstanding principal on the Company's debt instruments were as follows:

	Applicable Interest Rate	Outstanding Principal
Fixed-rate instruments	10.54%	$1,795.2
Debtor-in-Possession Financing due November 2023	13.44	280.0
Receivables financing facility due December 2023	8.75	100.0
2017 Replacement Term Loan due September 2027 (1)	11.94	1,356.7
2018 Replacement Term Loan due September 2027 (1)	12.19	360.1
(1)Includes the impact of the interest rate cap agreement, which is discussed further in Note 13.

11.	Guarantees
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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of the 2020 Chapter 11 Cases and is no longer a liability of the Successor Company. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the 2020 Chapter 11 Cases. As of September 29, 2023 (Successor) and December 30, 2022 (Successor), $20.0 million and $19.3 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets, respectively. As of September 29, 2023 (Successor), the Company does not expect to make future payments related to these indemnification obligations.
As of September 29, 2023 (Successor), the Company had various other letters of credit, guarantees and surety bonds totaling $31.0 million and restricted cash of $42.2 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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
The Company believes that it has complied with all applicable laws and regulations, and it has provided a submission explaining the Company’s position and its belief that no enforcement action is warranted or appropriate. The Company understands that the Individuals have provided similar submissions to the SEC staff. The Company is currently engaged in discussions with the staff of the enforcement division of the SEC on a resolution, and the Company does not currently expect such resolution to result in any material liability to the Company. However, the Company can give no assurances as to the ultimate resolution of these matters or the timing thereof.
U.S. Attorney's Office Subpoena. On August 22, 2023, the Company received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia ("USAO") seeking production of data and information for the time period from July 17, 2017 to the present, including information and data relating to the Company's reporting of suspicious orders for controlled substances, chargebacks and other transactions, and communications between the Company and the U.S. Drug Enforcement Administration ("DEA") regarding those issues. The Company's legal representatives discussed the intended scope of the subpoena and initial timeline with the USAO in August and September 2023. On September 27, 2023, the Company received a second grand jury subpoena from the USAO for documents pertaining to financial accounts related to the prior requests.
On October 11, 2023, the Company’s legal representatives met with the USAO to, among other things, share information with the USAO about the operating injunction under which the Company's Specialty Generics segment has been operating since October 2020 and which was agreed to by 50 state and territory attorneys general and entered by the Bankruptcy Court ("operating injunction"). Among other things, the operating injunction provides that Specialty Generics must retain an independent monitor to evaluate and audit compliance with the operating injunction. R. Gil Kerlikowske, former Director of the Office of National Drug Control Policy and former Commissioner of U.S. Customs and Border Protection, currently serves as the monitor and issues periodic reports on Specialty Generics' compliance program, which can be found on the Company's web site at https://www.mallinckrodt.com/corporate-responsibility/corporate-compliance/.
The Company believes that Specialty Generics is in compliance with its obligations through its industry-leading compliance program for controlled substances. Prior to the existing operating injunction, Specialty Generics operated under a compliance-related memorandum of understanding with DEA established in July 2017 that expired in July 2020.
The Company is in the process of responding to the subpoenas and intends to cooperate in the investigation. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time.

Commercial and Securities Litigation
Putative Class Action Securities Litigation (Continental General). On July 7, 2023, a putative class action lawsuit was filed against the Company, its Chief Executive Officer ("CEO") Sigurdur Olafsson, its Chief Financial Officer ("CFO") Bryan Reasons, and the Chairman of the Board, Paul Bisaro, in the U.S. District Court for the Southern District of New Jersey, captioned Continental General Insurance Company and Percy Rockdale, LLC v. Mallinckrodt plc et al., No. 23-cv-03662. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between June 17, 2022 and June 14, 2023. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s settlement of opioid-related litigation and the risk of additional filings for bankruptcy protection. The lawsuit seeks monetary damages in an unspecified amount. On September 20, 2023, the Court appointed Continental General Insurance Company and Percy Rockdale, LLC as lead plaintiffs under the Private Securities Litigation Reform Act of 1995. The case was automatically stayed against the Company due to the 2023 Chapter 11 Cases. Pursuant to the 2023 Plan, Mallinckrodt expects that the matter as against the Company will be resolved in bankruptcy, and that Mallinckrodt will assume the obligation to defend and indemnify the individual defendants. The parties are negotiating a schedule for lead plaintiffs to file an amended complaint. The Company intends to vigorously defend itself and its directors and officers in this matter.

Acument Global. In May 2019, Acument Global Technologies, Inc. ("Acument"), filed a non-class complaint against the Company and other defendants in Tennessee state court alleging violations of Tennessee Consumer Protection Laws, unjust enrichment, fraud and conspiracy to defraud and is captioned as Acument Global Technologies, Inc., v. Mallinckrodt ARD Inc., et al. In February 2020, the court granted-in-part and denied-in-part the Company's motion to dismiss. While the court dismissed Acument's fraud-based claims and its claim under the Tennessee Consumer Protection Act, the court ruled that the antitrust and unjust enrichment claims may proceed. Following lifting of the automatic stay of this litigation pursuant to Section 362 of the Bankruptcy Code, on September 29, 2022, the court remanded the case to state court. On October 30, 2023, the plaintiff filed an order with the state court to dismiss the Company from the case.
Local 542. In May 2018, the International Union of Operating Engineers ("IUOE") Local 542 filed a non-class complaint against the Company and other defendants in Pennsylvania state court alleging improper pricing and distribution of Acthar Gel, in violation of Pennsylvania's Unfair Trade Practices and Consumer Protection Law, aiding and abetting, unjust enrichment and negligent misrepresentation captioned as Int'l Union of Operating Engineers Local 542 v. Mallinckrodt ARD Inc., et al. Plaintiff filed an amended complaint in August 2018, the Company's objections to which were denied by the court. In January 2021, the Company removed this case to the U.S. District Court for the Eastern District of Pennsylvania ("EDPA"). In March 2021, the EDPA granted the Company's motion to transfer the case to the U.S. District Court for the District of Delaware ("District of Delaware") and denied without prejudice Local 542's motion to remand the case to state court. In June 2021, the District of Delaware referred this case to the Bankruptcy Court in Delaware. On November 17, 2022, Local 542 filed a motion to withdraw the reference to the District Court, and the case was transferred back to the District of Delaware at Case No. 22-cv-01502. On December 22, 2022, Local 542 filed a request for the motion to withdraw the reference to be decided by the EDPA and to permit remand to state court. On December 28, 2022, the case was assigned to Judge Ambro of the United States Court of Appeals for the Third Circuit due to related cases. On June 27, 2023, the District of Delaware entered an order to withdraw reference of the action to the Delaware Bankruptcy Court and to transfer the case back to the EDPA in order to be remanded to state court. On October 30, 2023, the plaintiff filed a motion to dismiss the Company from the case.

Patent Litigation
Mallinckrodt Pharmaceuticals Ireland Limited et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (collectively "Airgas") in the District of Delaware following notice from Airgas of its abbreviated new drug application ("ANDA") submission seeking approval from the FDA for a generic version of INOmax® (nitric oxide) gas, for inhalation ("INOmax"). Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011. The case is at an early stage and discovery is ongoing. In October 2023, the parties completed briefing on the Company’s motion for preliminary injunction seeking to prevent defendants Airgas Therapeutics LLC and Airgas USA LLC from infringing the Company’s U.S. patents during the pendency of the litigation; no hearing date has been scheduled at this time. The court set an initial trial date of March 10, 2025.
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
Amitiza Patent Challenge. The Company was granted numerous Japanese patents related to Amitiza and its use. In October 2023, the Company received two notifications from the Japan Patent Office that indicated that a company has filed two invalidation proceedings against two patent term extension ("PTE") registrations relating to one or more patent(s) that cover Amitiza and its use in Japan. This process is at an early stage. The Company believes that its PTE registrations are valid, and the Company will vigorously defend its PTE registrations.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including those described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of September 29, 2023 (Successor), it was probable that it would incur remediation costs in the range of $17.4 million to $47.6 million. The Company also concluded that, as of September 29, 2023 (Successor), the best estimate within this range was $35.9 million, of which $1.1 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of September 29, 2023 (Successor). While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
In August 2018, the EPA finalized a buyout offer of $280,600 with the Company, limited to its former Lodi facility, for the lower 8 miles of the River. In September 2021, the EPA issued the ROD for the upper 9 miles of the River selecting source control as the remedy for the upper 9 miles with an estimated cost of $441.0 million. In September 2022, the Company entered into a conditional $0.3 million Early Cash-Out Consent Decree (“CD”) with the EPA as a buyout for its portion of the upper part of the River related to its former Lodi facility; finalization of the CD is subject to the EPA approval following the public comment period that was extended until a September 22, 2023 court hearing to determine whether the court will hold a Fairness Hearing or whether the EPA will finalize and approve the conditional CD. On October 16, 2023, the court granted the EPA's request for a sixty-day extension, until November 21, 2023, to notify the Court regarding whether it plans to move forward with the conditional CD.
The portion of the liability related to the Belleville facility was discharged against the Company as a result of the 2020 Plan. Any reserves associated with this contingency were included in LSTC as of June 16, 2022, and any related liabilities were discharged under the Bankruptcy Code.
As of September 29, 2023 (Successor), the Company estimated that its remaining liability related to the River was $21.0 million, which was included within environmental liabilities on the unaudited condensed consolidated balance sheet as of September 29, 2023 (Successor). Despite the issuance of the revised FFS and the RODs for both the lower and upper River by the EPA, the RI/FS by the CPG, and the conditional CD by the EPA, there are many uncertainties associated with the final agreed-upon remediation, potential future liabilities and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as the remediation progresses.
Hoffmann, et al. v. ASHTA Chemical, Inc., et al. On June 20, 2023, a complaint was filed against several corporations, including Mallinckrodt LLC, by 75 of the corporations' respective former employees and contractors, and certain family members thereof, alleging various tort claims related to alleged injuries resulting from exposure to mercury at a manufacturing facility in Ashtabula, Ohio. The alleged claims (employer intentional tort, negligence, fraudulent concealment and misrepresentation, premises liability, and civil conspiracy) against Mallinckrodt LLC are based on alleged mercury exposure between 1974 to 1982, when an alleged predecessor in interest to Mallinckrodt owned and operated the Ashtabula facility. The Company believes that the claims arose before June 16, 2022 emergence from bankruptcy and therefore were discharged as a result of the 2020 Plan, and the plaintiffs are enjoined from bringing an action against Mallinckrodt LLC. The Company was voluntarily dismissed from the case without prejudice on August 15, 2023 as discharged in connection with the 2020 Chapter 11 Cases.

Bankruptcy Litigation and Appeals
First Lien Noteholder Matters. The 2020 Plan reinstated the issuers' 2025 First Lien Notes in an aggregate principal amount of $495.0 million and the note documents relating thereto. Certain holders of the 2025 First Lien Notes and the trustee in respect thereof (collectively, "Noteholder Parties"), objected to the reinstatement, arguing, among other things, that the Company was required to pay a significant make-whole premium as a condition to reinstatement of the 2025 First Lien Notes. In the course of confirming the 2020 Plan, the Bankruptcy Court overruled these objections.
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
As part of the RSA, certain holders including the Ad Hoc 2025 Noteholder Group representing a substantial majority of the 2025 First Lien Notes agreed to settle these appeals through the 2023 Plan. Among other provisions, the 2023 Plan incorporates the 2025

First Lien Notes Makewhole Settlement (as defined in the 2023 Plan), which comprises the allowance of a 2025 First Lien Notes Makewhole Amount Claim in a stipulated amount of $14.9 million (or 3.0% of the principal amount of the 2025 First Lien Notes). In exchange, the Ad Hoc First Lien Notes Group agreed to dismiss its appeal, and to cause the trustee to dismiss its companion appeal, upon the Company's emergence from the 2023 Chapter 11 Cases ("2023 Effective Date"). On August 23, 2023, the parties wrote to the District Court to outline the settlement and request that the appeals be held in abeyance pending the confirmation of the Amended 2023 Plan. On August 23, 2023, the District Court entered an order stating that it will defer indefinitely issuing a decision in the appeal, but reserving the right to file an opinion and order at any later time prior to the filing of a stipulated dismissal of the appeals. On August 28, 2023, Columbus Hill Capital Management, L.P., a Noteholder Party that had filed a separate appeal, agreed to dismiss its appeal because it had sold the entirety of its position in the 2025 First Lien Notes.
As further described herein, the 2023 Plan, including the 2025 First Lien Notes Makewhole Settlement, was confirmed by the Bankruptcy Court on October 10, 2023. The Company expects that upon the 2023 Effective Date, these appeals will be fully resolved on the terms outlined above.
Sanofi. On October 12, 2021, in the Company's 2020 Chapter 11 Cases, sanofi-aventis U.S. LLC ("Sanofi") filed a motion asking the Bankruptcy Court for an order determining that, under the Bankruptcy Code, the Company could not discharge alleged royalty obligations owed to Sanofi under an asset purchase agreement through which the Company acquired certain intellectual property from Sanofi's predecessor ("Sanofi Motion"). On November 8, 2021, the Bankruptcy Court denied the Sanofi Motion and ordered that any royalty obligations allegedly owed to Sanofi constitute prepetition unsecured claims that may be discharged under the Bankruptcy Code. On November 19, 2021, Sanofi appealed the Bankruptcy Court's ruling of the Sanofi Motion to the District Court. Briefing was completed on March 10, 2022 and the District Court affirmed on December 20, 2022, for which Sanofi filed a notice of appeal to the United States Court of Appeals for the Third Circuit ("Third Circuit") on January 17, 2023. Briefing in the Third Circuit on this appeal was completed in July 2023. Sanofi had also appealed the Bankruptcy Court's confirmation order in the 2020 Chapter 11 Cases, but pursuant to the terms of a settlement between Sanofi and the General Unsecured Claims Trustee appointed pursuant to the 2020 Plan, Sanofi dismissed its appeal of the confirmation order with prejudice.
Banks et al. v. Cotter Corporation et al. v. Mallinckrodt LLC, et al. On January 29, 2023, the named plaintiffs in Banks et al. v. Cotter Corporation et al. v. Mallinckrodt LLC, et al. No. 20-CV-1227 (E.D. Mo.) filed a motion to amend their class-action petition to add Mallinckrodt LLC as a defendant. Mallinckrodt LLC filed a motion in the Bankruptcy Court to enjoin this petition on the grounds that these alleged claims were discharged pursuant to the 2020 Plan and related confirmation order. Following an April 11, 2023 oral argument on the motion to enjoin, the Bankruptcy Court denied the motion, with the effect being that the named plaintiffs were permitted to proceed with their motion to amend their petition. Under the confirmation order of the 2020 Plan, any liability Mallinckrodt LLC may have in connection with the Banks litigation was discharged upon emergence from Chapter 11, with the limited exception of liability that both was asserted in writing prepetition and is indemnified by the U.S. government.

Opioid-related litigation settlement
On June 15, 2023, the Company, certain subsidiaries of the Company and the Trust entered into Amendment No. 1 ("Amendment") to the Opioid Deferred Cash Payments Agreement, which was entered into in connection with the 2020 Plan. The Amendment extended to June 23, 2023, from June 16, 2023, the date on which the $200.0 million installment payment with respect to the Company's opioid-related litigation settlement obligations ("Opioid Deferred Cash Payment") was required to be made to the Trust. Pursuant to the Amendment, the Trust subsequently provided several additional written notices that had the effect of extending the due date of the Opioid Deferred Cash Payment to August 15, 2023. In connection with entry into the RSA, the Company and the Trust entered into a final amendment to the Opioid Deferred Cash Payments Agreement, which provided that the Company's prior obligation to pay all remaining opioid-related litigation settlement payment obligations (including the Opioid Deferred Cash Payment) was permanently eliminated subject to the Company (a) making a $250.0 million payment to the Trust prior to the commencement of the 2023 Chapter 11 Cases (which was made on August 24, 2023) and (b) entering into the CVR Agreement to receive a payment (in cash or, at the Company's option subject to certain conditions, shares of the Company's equity) equal to the value of 5% of the Company's total outstanding equity (subject to certain dilution) less the exercise price, which will be based on a total enterprise value of $3.776 billion less funded debt at emergence plus any excess cash at emergence after the emergence-date cash sweep contemplated by the RSA. Additionally, the 2023 Debtors' non-monetary obligations to the Trust will generally be preserved, including the compliance-related operating injunction.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	September 29, 2023 (Successor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$40.7	$27.1	$13.6	$—
Equity securities	16.3	16.3	—	—
Interest rate cap	25.1	—	25.1	—
	$82.1	$43.4	$38.7	$—
Liabilities:
Deferred compensation liabilities	$18.9	$—	$18.9	$—
Contingent consideration liabilities	—	—	—	—
	$18.9	$—	$18.9	$—

	December 30, 2022 (Successor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$36.6	$24.8	$11.8	$—
Equity securities	25.5	25.5	—	—
	$62.1	$50.3	$11.8	$—
Liabilities:
Deferred compensation liabilities	$26.0	$—	$26.0	$—
Contingent consideration liabilities	7.3	—	—	7.3
	$33.3	$—	$26.0	$7.3
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
Interest rate cap. The Company is exposed to interest rate risk on its variable-rate debt. During the three months ended March 31, 2023, the Company entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides the Company with interest rate protection (i) for the period March 16, 2023 through July 19, 2023 to the extent that the one-

month London Interbank Offered Rate ("LIBOR") exceeds 4.65%, and (ii) for the period July 20, 2023 through March 26, 2026 to the extent that the one-month SOFR exceeds 3.84%.
The interest rate cap agreement qualifies as a cash flow hedge. The premium paid is recognized in income on a rational basis, and changes in the fair value of the interest rate cap are recorded within accumulated other comprehensive income ("AOCI") and are subsequently reclassed into interest expense in the period when the hedged interest affects earnings. The fair value of the interest rate cap is included in other assets on the Company’s unaudited condensed consolidated balance sheet as of September 29, 2023 (Successor). The Company elected to use the income approach to value the interest rate cap derivative using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable such as LIBOR or SOFR rate curves, futures and volatilities. Mid-market pricing is used as a practical expedient in the fair value measurements. During the three and nine months ended September 29, 2023 (Successor) the Company recognized an unrealized gain of $2.7 million and $8.8 million, respectively, within AOCI with a loss of $1.1 million and gain of $0.1 million, respectively, being reclassified into earnings as a component of interest expense, net. It is expected that over the next 12 months, $6.7 million of the estimated losses in AOCI will be recognized into interest expense, net. The cash payment of the $20.0 million premium and other corresponding activity related to the interest rate cap were reflected as cash flows from operating activities in the unaudited condensed consolidated statement of cash flows for the nine months ended September 29, 2023 (Successor).
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
Contingent consideration liabilities. In accordance with the 2020 Plan and the 2020 Scheme of Arrangement, the Company will provide consideration for a contingent value right associated with Terlivaz® ("Terlivaz CVR") primarily in the form of the achievement of a cumulative net sales milestone. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the Terlivaz CVR as of September 29, 2023 (Successor) and December 30, 2022 (Successor) to be zero and $7.3 million, respectively. As a result of the 2023 Chapter 11 Cases, this liability was reclassified to LSTC on the unaudited condensed consolidated balance sheet as of September 29, 2023 (Successor).

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of September 29, 2023 (Successor) and December 30, 2022 (Successor):
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $62.2 million and $57.2 million as of September 29, 2023 (Successor) and December 30, 2022 (Successor) (level 1), respectively.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $44.1 million and $46.7 million as of September 29, 2023 (Successor) and December 30, 2022 (Successor), respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
•The Company's 10.00% and 11.50% first and second lien senior secured notes, DIP Financing and receivables financing facility are classified as level 1, as quoted prices are available in an active market for these notes. Since quoted market prices for the Company's term loans are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value.

The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	Successor
	September 29, 2023		December 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Debtor-in-Possession Financing due November 2023	$280.0	$285.6	$—	$—
Receivables financing facility due December 2023	100.0	100.0	—	—
10.00% first lien senior secured notes due April 2025	495.0	393.0	475.9	425.9
10.00% second lien senior secured notes due April 2025	321.9	24.2	242.2	216.8
11.50% first lien senior secured notes due December 2028	650.0	574.1	650.0	552.6
10.00% second lien senior secured notes due June 2029	328.3	28.7	175.5	176.7

Level 2:
2017 Replacement Term loan due September 2027	1,356.7	1,025.2	1,222.1	1,037.8
2018 Replacement Term loan due September 2027	360.1	272.2	326.9	274.8
Total Debt	$3,892.0	$2,703.0	$3,092.6	$2,684.6

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
FFF Enterprises, Inc.	24.0%	26.1%
AmerisourceBergen Corporation	13.3	*

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
FFF Enterprises, Inc.	22.4%	25.7%	11.8%
CuraScript, Inc.	*	*	15.6
* Net sales to this distributor was less than 10.0% of the Company's total net sales for the respective periods presented above.

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	Successor
	September 29, 2023	December 30, 2022
AmerisourceBergen Corporation	31.3%	23.3%
McKesson Corporation	17.8	17.3
FFF Enterprises, Inc.	*	16.2
*Accounts receivable attributable to this distributor was less than 10.0% of total gross accounts receivable at the end of the respective period presented above.

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Acthar Gel	24.6%	27.0%
INOmax	14.7	17.3
Therakos	13.3	12.5
APAP	11.6	12.4

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Acthar Gel	23.0%	27.8%	25.4%
INOmax	16.6	17.1	19.0
Therakos	13.4	12.4	12.5
APAP	11.7	12.6	11.0

14.	Segment Data
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

Selected information by reportable segment was as follows:

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Net sales:
Specialty Brands	$286.2	$303.5
Specialty Generics	210.8	161.9
Net sales	$497.0	$465.4
Operating income (loss):
Specialty Brands	$87.6	$43.7
Specialty Generics	64.0	(9.0)
Segment operating income	151.6	34.7
Unallocated amounts:
Corporate and unallocated expenses (1)	(16.3)	(15.0)
Depreciation and amortization	(137.0)	(148.5)
Share-based compensation	(2.4)	(0.5)
Restructuring charges, net	0.1	(2.2)
Non-restructuring impairment charges	(135.9)	—
Liabilities management and separation costs (2)	(142.1)	(6.9)
Bad debt expense - customer bankruptcy	—	(5.8)
Operating loss	$(282.0)	$(144.2)
(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs primarily related to professional fees incurred by the Company (including where the Company is responsible for the fees of third parties) in connection with its evaluation of its financial situation and related discussions with its stakeholders prior to the commencement of the 2023 Chapter 11 Cases, expenses incurred related to the severance of certain former executives of the Predecessor, in addition to professional fees and costs incurred as the Company explores potential sales of non-core assets to enable further deleveraging post-emergence from the 2020 Chapter 11 Cases. As of the Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs are being classified on a go-forward basis as reorganization items, net.

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Net sales:
Specialty Brands	$818.3	$361.7	$587.1
Specialty Generics	578.3	188.7	287.5
Net sales	$1,396.6	$550.4	$874.6
Operating income (loss):
Specialty Brands	$181.6	$48.2	$267.2
Specialty Generics	131.9	(8.7)	65.3
Segment operating income	313.5	39.5	332.5
Unallocated amounts:
Corporate and unallocated expenses (1)	(29.7)	(15.9)	(48.2)
Depreciation and amortization	(423.2)	(196.9)	(321.8)
Share-based compensation	(7.7)	(0.5)	(1.7)
Restructuring charges, net	(0.9)	(3.3)	(9.6)
Non-restructuring impairment charges	(135.9)	—	—
Liabilities management and separation costs (2)	(157.3)	(16.1)	(9.0)
Bad debt expense - customer bankruptcy	—	(5.8)	—
Operating loss	$(441.2)	$(199.0)	$(57.8)
(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs primarily related to professional fees incurred by the Company (including where the Company is responsible for the fees of third parties) in connection with its evaluation of its financial situation and related discussions with its stakeholders prior to the commencement of the 2023 Chapter 11 Cases, expenses incurred related to the Predecessor directors' and officers' insurance policies and severance for the former CEO and certain former executives of the Predecessor, in addition to professional fees and costs incurred as the Company explores potential sales of non-core assets to enable further deleveraging post-emergence from the 2020 Chapter 11 Cases. As of the Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs are being classified on a go-forward basis as reorganization items, net.

Net sales by product family within the Company's reportable segments were as follows:

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Acthar Gel	$122.1	$125.7
INOmax	72.9	80.7
Therakos	66.0	58.0
Amitiza (1)	18.3	37.1
Terlivaz	4.4	—
Other	2.5	2.0
Specialty Brands	286.2	303.5

Opioids	65.9	46.5
ADHD	41.5	11.6
Addiction treatment	15.1	16.6
Other	3.4	2.9
Generics	125.9	77.6
Controlled substances	22.0	19.7
APAP	57.4	57.9
Other	5.5	6.7
API	84.9	84.3
Specialty Generics	210.8	161.9
Net sales	$497.0	$465.4
(1)Amitiza consists of both product net sales and royalties. Refer to Note 3 for further details on Amitiza's revenues.

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Acthar Gel	$320.9	$153.2	$221.9
INOmax	232.5	94.2	165.8
Therakos	187.6	68.2	109.6
Amitiza (1)	61.4	42.9	81.5
Terlivaz	10.0	—	—
Other	5.9	3.2	8.3
Specialty Brands	818.3	361.7	587.1

Opioids	200.2	55.2	88.8
ADHD	82.9	13.4	17.5
Addiction treatment	46.8	19.1	30.0
Other	7.6	3.0	4.9
Generics	337.5	90.7	141.2
Controlled substances	61.4	21.4	37.6
APAP	163.6	69.2	96.5
Other	15.8	7.4	12.2
API	240.8	98.0	146.3
Specialty Generics	578.3	188.7	287.5
Net sales	$1,396.6	$550.4	$874.6
(1)Amitiza consists of both product net sales and royalties. Refer to Note 3 for further details on Amitiza's revenues.

15.	Subsequent Events
Commitments and Contingencies
Certain litigation matters occurred on, or prior to, September 29, 2023 (Successor), but had subsequent updates through the date of issuance of this report. See further discussion in Note 12.

Examinership Proceedings
On October 2, 2023, the hearing of the Examinership Petition took place before the High Court of Ireland. Following that hearing, and on the same date, the High Court of Ireland made an order confirming the appointment of the Examiner. Subsequently, on October 6, 2023, the High Court of Ireland made various orders giving directions to the Examiner with respect to the convening of meetings of the shareholders of Mallinckrodt plc and each class of creditors of Mallinckrodt plc that would be impaired by the Examiner's proposal for the 2023 Scheme of Arrangement (which include the First Lien Claims, the Second Lien Notes Claims, the Intercompany Claims and the Subordinated Claims (each as defined in the 2023 Plan)), for the purposes of considering and voting in relation to the proposed 2023 Scheme of Arrangement that, if confirmed by High Court of Ireland, will implement certain Irish law aspects of the 2023 Plan. In order to make an order confirming the 2023 Scheme of Arrangement, the High Court of Ireland must be satisfied that:
•a majority in number of creditors whose interests or claims would be impaired by implementation of the 2023 Scheme of Arrangement, representing a majority in value of the claims that would be impaired by its implementation, have voted to accept it; or
•if the above requirement is not satisfied, then a majority of the classes of creditors whose interests would be impaired by the 2023 Scheme of Arrangement have voted to accept it, provided that at least one of those creditors classes is a class of secured creditors or is senior to the class or ordinary unsecured creditors; or
•if neither of the above requirements is satisfied, at least one class of creditors whose interests or claims would be impaired by the 2023 Scheme of Arrangement, other than a class which would not receive any payment or keep any interest in a liquidation scenario, has voted to accept it.
On October 30, 2023, the Examiner convened meetings of the shareholders and impaired creditor classes of Mallinckrodt plc. On November 2, 2023, the Examiner presented a report to the High Court of Ireland on the outcome of the meetings, which confirmed that all of the meetings of the impaired creditors and the members of Mallinckrodt plc that were held on November 2, 2023 voted in favor of the 2023 Scheme of Arrangement.
On the same date that the report was presented, the High Court of Ireland made an order directing that a hearing for the confirmation of the 2023 Scheme of Arrangement pursuant to Section 541 of the Companies Act 2014 of Ireland be held on November 10, 2023.

Confirmation of the Plan of Reorganization
On October 10, 2023, the Bankruptcy Court entered the Confirmation Order confirming the Amended 2023 Plan.
Notwithstanding the entry of the Confirmation Order, consummation of the 2023 Plan remains subject to the satisfaction or waiver of various conditions precedent set forth in the 2023 Plan, including that the High Court of Ireland will make an order in the Irish Examinership Proceedings pursuant to Section 541 of the Companies Act 2014 of Ireland confirming the 2023 Scheme of Arrangement, and that the 2023 Scheme of Arrangement will become effective in accordance with its terms (or will become effective concurrently with the effectiveness of the 2023 Plan).
As a result, the Company can make no assurances as to when, or ultimately if, it will emerge from Chapter 11.
The following is a summary of the material features of the 2023 Plan as confirmed by the Bankruptcy Court. For further information about the 2023 Chapter 11 Cases, refer to Note 2.
Pursuant to the 2023 Plan, there will be a restructuring comprising, among other things, the treatment for classes of claims and interests as follows:
•DIP Claims. All allowed claims ("DIP Claims") under the DIP Credit Agreement will be satisfied in cash from the DIP Cash Sweep (as defined below), with the amount of any allowed DIP Claims in excess of the DIP Cash Sweep being converted on a dollar-for-dollar basis into New First Priority Takeback Term Loans (as defined in the Amended 2023 Plan) in the amount of such excess. Any Unrestricted Cash (as defined in the 2023 Plan) held immediately before the 2023 Effective Date by the 2023 Debtors collectively in excess of $160.0 million (after accounting for implementation of the Exit A/R Facility Cash Sweep defined below) will be paid to the holders of DIP Claims on a pro rata basis until either (i) DIP Claims have been satisfied in full or (ii) the 2023 Debtors (or reorganized 2023 Debtors) collectively hold no more than $160.0 million of Unrestricted Cash ("DIP Cash Sweep").
•Post-Petition A/R Claims. Claims arising under the accounts receivable lending facility established under the Amended ABL Credit Agreement ("Post-Petition A/R Facility") generally will be paid in full in cash as they come due in the ordinary course of business in accordance with the terms and conditions of the Post-Petition A/R Facility, as extended on the 2023 Effective Date pursuant to its terms. Furthermore, on the 2023 Effective Date, each holder of an allowed Post-Petition A/R Claim will receive its pro rata share of the Exit A/R Facility Cash Sweep (as defined below) to the extent that the Company and its affiliates collectively hold more than $160.0 million of Unrestricted Cash immediately before the 2023 Effective Date. In such case, Unrestricted Cash held immediately before the 2023 Effective Date by the 2023 Debtors collectively in excess of $160.0 million will be transferred to pay any outstanding amounts owed under the Post-Petition A/R Facility until either (i) such outstanding amounts have been reduced to $100.0 million or (ii) the 2023 Debtors collectively have no more than $160.0 million of Unrestricted Cash ("Exit A/R Facility Cash Sweep").
•Other Secured Claims. Other secured claims will, on the 2023 Effective Date, (i) be paid in full in cash including the payment of any interest required to be paid under section 506(b) of the Bankruptcy Code, (ii) receive the collateral securing such claim, or (iii) receive any other treatment that would render such claim unimpaired.
•First Lien Claims. Each holder of an allowed claim related to the outstanding 10.00% first lien senior secured notes due 2025 issued by certain of the Company’s subsidiaries ("2025 First Lien Senior Notes"), the outstanding 11.50% first lien senior secured notes due 2028 issued by certain of the Company’s subsidiaries ("2028 First Lien Senior Notes") or the first lien senior secured term loans due 2027 borrowed by certain of the Company’s subsidiaries pursuant to the credit agreement, dated as of June 16, 2022, by and among the Company, certain of its subsidiaries and the lenders party thereto, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Deutsche Bank AG New York Branch, as collateral agent ("First Lien Term Loans", and together with the 2025 First Lien Senior Notes and the 2028 First Lien Senior Notes, the "First Lien Claims"), will receive on the 2023 Effective Date its pro rata share of (A) 92.3% of the 2023 Debtors’ reorganized equity (subject to dilution) to be issued on the 2023 Effective Date ("New Common Equity"), (B) as applicable, cash in an amount sufficient to repay in full (x) the accrued and unpaid interest on the First Lien Term Loans in the case of any holder of First Lien Term Loans, (y) the accrued and unpaid interest on the 2025 First Lien Senior Notes in the case of any holder of 2025 First Lien Senior Notes, and (z) the accrued and unpaid interest on the 2028 First Lien Senior Notes in the case of any holder of 2028 First Lien Senior Notes, (C) cash from the Exit Minimum Cash Sweep (as defined below), if the Exit Minimum Cash Sweep trigger occurs, and (D) if applicable, the New Second Priority Takeback Debt (as defined in the Amended 2023 Plan). The Exit Minimum Cash Sweep trigger will occur if the Company and its affiliates collectively hold more than $160.0 million of Unrestricted Cash immediately before the 2023 Effective Date after accounting for implementation of the Exit A/R Facility Cash Sweep and the DIP Cash Sweep. Furthermore, on the 2023 Effective Date, the 2023 Debtors or the reorganized 2023 Debtors, as applicable, will pay in cash certain outstanding fees, expenses and costs of the agents and trustees related to the First Lien Claims.
•Second Lien Notes Claims. Each holder of an allowed claim related to the outstanding 10.00% second lien senior secured notes due 2025 issued by certain of the Company’s subsidiaries and the outstanding 10.00% second lien senior secured notes due 2029 issued by certain of the Company’s subsidiaries will receive, on the Effective Date, its pro rata share of 7.7% of the New Common Equity (subject to dilution). Furthermore, on the 2023 Effective Date, the 2023 Debtors or the reorganized 2023 Debtors, as applicable, will pay in cash certain outstanding fees, expenses and costs of the agents and trustees related to such claims.
•General Unsecured Claims. Each holder of a General Unsecured Claim (as defined in the Amended 2023 Plan) against a 2023 Debtor will receive payment in full in cash in accordance with applicable law and the terms and conditions of the particular transaction giving rise to, or the agreement that governs, such allowed General Unsecured Claim on the later of (i) the date due in the ordinary course of business or (ii) the 2023 Effective Date, unless such General Unsecured Claims has already been satisfied.
•Subordinated Claims. Subordinated Claims (as defined in the Amended 2023 Plan) will be cancelled, released, discharged and extinguished, and holders of Subordinated Claims will receive no recovery or distribution on account of such subordinated claims.
•Intercompany Claims. Unless otherwise provided for under the Amended 2023 Plan, on the 2023 Effective Date, at the option of the applicable 2023 Debtor in consultation with the Ad Hoc First Lien Term Loan Group, the Ad Hoc Crossover Group, and the Ad Hoc 2025 Noteholder Group (each as defined in the Amended 2023 Plan), Intercompany Claims (as defined in the Amended 2023 Plan) will be either: (i) reinstated; or (ii) set off, settled, distributed, contributed, merged, canceled or released.
•Intercompany Interests. Unless otherwise provided for under the Amended 2023 Plan, on the 2023 Effective Date, at the option of the applicable 2023 Debtor in consultation with the Ad Hoc First Lien Term Loan Group, the Ad Hoc Crossover Group, and the Ad Hoc 2025 Noteholder Group, Intercompany Interests will be either: (i) reinstated; or (ii) set off, settled, distributed, contributed, merged, canceled or released.

•Existing Equity Interests. Holders of equity interests in the Company that existed immediately before the 2023 Effective Date will receive no distribution on account of such equity interests. On the 2023 Effective Date, all such equity interests will be discharged, canceled, released and extinguished and will be of no further force or effect.

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

Significant Events
Voluntary Filing Under Chapter 11 and Going Concern
Chapter 11 Proceedings
On August 28, 2023 ("Petition Date"), Mallinckrodt plc (in examination under Part 10 of the Companies Act 2014 of Ireland) and certain of its subsidiaries voluntarily initiated proceedings ("2023 Chapter 11 Cases") under the chapter 11 of title 11 ("Chapter 11") of the United States Code ("Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court") with a prepackaged Chapter 11 plan of reorganization to restructure our debt (as may be amended or supplemented from time to time in accordance with its terms, including the Amended 2023 Plan (as defined below), the "2023 Plan") as contemplated by the restructuring support agreement ("RSA") dated as of August 23, 2023, by and among us, certain of our subsidiaries, certain of our creditors and the Opioid Master Disbursement Trust II ("Trust") (further detail for which is provided below). The entities that filed the 2023 Chapter 11 Cases include Mallinckrodt plc, substantially all of our U.S. subsidiaries, including our specialty generics-focused subsidiaries and specialty brands-related subsidiaries, and certain of our international subsidiaries (collectively, the “2023 Debtors”). We are continuing to operate our business as debtors-in-possession and supply customers and patients with products as normal.
To assure ordinary course operations, we received Bankruptcy Court approval of certain customary motions filed on the Petition Date ("First Day Motions") on an interim basis seeking court authorization to continue to support our business operations during the Chapter 11 Cases, including the continued payment of employee wages and benefits without interruption, payment of trade vendors, continuation of customer programs, continuation of use of existing cash management programs and authorization of the Company's $250.0 million post-petition, super-priority debtor-in-possession financing facility. The First Day Motions were subsequently approved by the Bankruptcy Court on a final basis at hearings.
As contemplated by the 2023 Plan and the RSA, on September 20, 2023, the directors of Mallinckrodt plc initiated examinership proceedings with respect to Mallinckrodt plc ("Irish Examinership Proceedings") by presenting a petition ("Examinership Petition") to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 of Ireland seeking the appointment of an examiner to Mallinckrodt plc ("Examiner"). The references to the 2023 Chapter 11 Cases included within this Quarterly Report on Form 10-Q shall include, where applicable, the Irish Examinership Proceedings. See Note 2 to the unaudited condensed consolidated financial statements for further information on the 2023 Chapter 11 Cases, the RSA and the Irish Examinership Proceedings.
On September 29, 2023, the 2023 Debtors filed the First Amended Prepackaged Joint Chapter 11 Plan of Reorganization of Mallinckrodt Plc and Its Debtor Affiliates (as may be amended or supplemented from time to time in accordance with its terms, the "Amended 2023 Plan") in the 2023 Chapter 11 Cases in the Bankruptcy Court.
On October 10, 2023, the Bankruptcy Court entered an order ("Confirmation Order") confirming the Amended 2023 Plan.
Notwithstanding the entry of the Confirmation Order, consummation of the 2023 Plan remains subject to the satisfaction or waiver of various conditions precedent set forth in the 2023 Plan, including that the High Court of Ireland will make an order in the examinership proceedings pursuant to Section 541 of the Companies Act 2014 of Ireland confirming a scheme of arrangement with respect to Mallinckrodt plc, which is based on and consistent in all respects with the 2023 Plan ("2023 Scheme of Arrangement"), and that the 2023 Scheme of Arrangement will become effective in accordance with its terms (or will become effective concurrently with the effectiveness of the 2023 Plan).
We intend to use the Chapter 11 process to provide a fair, orderly, efficient and legally binding mechanism to implement the 2023 Plan. Pursuant to the 2023 Plan, there will be a restructuring comprising, among other things, the treatment for classes of claims and interests as follows:
•DIP Claims. All allowed claims ("DIP Claims") under the DIP Credit Agreement will be satisfied in cash from the DIP Cash Sweep (as defined below), with the amount of any allowed DIP Claims in excess of the DIP Cash Sweep being converted on a dollar-for-dollar basis into New First Priority Takeback Term Loans (as defined in the Amended 2023 Plan) in the amount of such excess. Any Unrestricted Cash (as defined in the Amended 2023 Plan) held immediately before the 2023 Effective Date by the 2023 Debtors collectively in excess of $160.0 million (after accounting for implementation of the Exit A/R Facility Cash Sweep defined below) will be paid to the holders of DIP Claims on a pro rata basis until either (i) DIP Claims have been satisfied in full or (ii) the 2023 Debtors (or reorganized 2023 Debtors) collectively hold no more than $160.0 million of Unrestricted Cash ("DIP Cash Sweep").
•Post-Petition A/R Claims. Claims arising under the accounts receivable lending facility established under the Amended ABL Credit Agreement ("Post-Petition A/R Facility") generally will be paid in full in cash as they come due in the ordinary course of business in accordance with the terms and conditions of the Post-Petition A/R Facility, as extended on our emergence from the 2023 Chapter 11 Cases ("2023 Effective Date") pursuant to its terms. Furthermore, on the 2023 Effective Date, each holder of an allowed Post-Petition A/R Claim will receive its pro rata share of the Exit A/R Facility Cash Sweep (as defined below) to the extent that the Company and its affiliates collectively hold more than $160 million of Unrestricted Cash immediately before the 2023 Effective Date. In such case, Unrestricted Cash held immediately before the 2023 Effective Day the 2023 Debtors collectively in excess of $160.0 million will be transferred to pay any outstanding amounts owed under the Post-Petition A/R Facility until either (i) such outstanding amounts have been reduced to $100.0 million or (ii) the 2023 Debtors collectively have no more than $160.0 million of Unrestricted Cash ("Exit A/R Facility Cash Sweep").
•Other Secured Claims. Other secured claims will, on the 2023 Effective Date, (i) be paid in full in cash including the payment of any interest required to be paid under section 506(b) of the Bankruptcy Code, (ii) receive the collateral securing such claim, or (iii) receive any other treatment that would render such claim unimpaired.
•First Lien Claims. Each holder of an allowed claim related to the outstanding 10.00% first lien senior secured notes due 2025 issued by certain of the Company’s subsidiaries ("2025 First Lien Senior Notes"), the outstanding 11.50% first lien senior secured notes due 2028 issued by certain of the Company’s subsidiaries ("2028 First Lien Senior Notes") or the first lien senior secured term loans due 2027 borrowed by certain of the Company’s subsidiaries pursuant to the credit agreement, dated as of June 16, 2022, by and among the Company, certain of its subsidiaries and the lenders party thereto, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Deutsche Bank AG New York Branch, as collateral agent ("First Lien Term Loans", and together with the 2025 First Lien Senior Notes and the 2028 First Lien Senior Notes, the "First Lien Claims"), will receive on the 2023 Effective Date its pro rata share of (A) 92.3% of the Company's reorganized equity (subject to dilution) to be issued on the 2023 Effective Date ("New Common Equity"), (B) as applicable, cash in an amount sufficient to repay in full (x) the accrued and unpaid interest on the First Lien Term Loans in the case of any holder of First Lien Term Loans, (y) the accrued and unpaid interest on the 2025 First Lien Senior Notes in the case of any holder of 2025 First Lien Senior Notes, and (z) the accrued and unpaid interest on the 2028 First Lien Senior Notes in the case of any holder of 2028 First Lien Senior Notes, (C) cash from the Exit Minimum Cash Sweep (as defined below), if the Exit Minimum Cash Sweep trigger occurs, and (D) if applicable, the New Second Priority Takeback Debt (as defined in the Amended 2023 Plan). The Exit Minimum Cash Sweep trigger will occur if the Company and its affiliates collectively hold more than $160.0 million of Unrestricted Cash immediately before the 2023 Effective Date after accounting for implementation of the Exit A/R Facility Cash Sweep and the DIP Cash Sweep. Furthermore, on the 2023 Effective Date, the 2023 Debtors or the reorganized 2023 Debtors, as applicable, will pay in cash certain outstanding fees, expenses and costs of the agents and trustees related to the First Lien Claims.
•Second Lien Notes Claims. Each holder of an allowed claim related to the outstanding 10.00% second lien senior secured notes due 2025 issued by certain of the Company’s subsidiaries and the outstanding 10.00% second lien senior secured notes due 2029 issued by certain of the Company’s subsidiaries will receive, on the Effective Date, its pro rata share of 7.7% of the New Common Equity (subject to dilution). Furthermore, on the 2023 Effective Date, the 2023 Debtors or the reorganized 2023 Debtors, as applicable, will pay in cash certain outstanding fees, expenses and costs of the agents and trustees related to such claims.
•General Unsecured Claims. Each holder of a General Unsecured Claim (as defined in the Amended 2023 Plan) against a 2023 Debtor will receive payment in full in cash in accordance with applicable law and the terms and conditions of the particular transaction giving rise to, or the agreement that governs, such allowed General Unsecured Claim on the later of (i) the date due in the ordinary course of business or (ii) the 2023 Effective Date, unless such General Unsecured Claims has already been satisfied.

•Subordinated Claims. Subordinated Claims (as defined in the Amended 2023 Plan) will be cancelled, released, discharged and extinguished, and holders of Subordinated Claims will receive no recovery or distribution on account of such subordinated claims.
•Intercompany Claims. Unless otherwise provided for under the Amended 2023 Plan, on the 2023 Effective Date, at the option of the applicable 2023 Debtor in consultation with the Ad Hoc First Lien Term Loan Group, the Ad Hoc Crossover Group, and the Ad Hoc 2025 Noteholder Group (each as defined in the Amended 2023 Plan), Intercompany Claims (as defined in the Amended 2023 Plan) will be either: (i) reinstated; or (ii) set off, settled, distributed, contributed, merged, canceled or released.
•Intercompany Interests. Unless otherwise provided for under the Amended 2023 Plan, on the 2023 Effective Date, at the option of the applicable 2023 Debtor in consultation with the Ad Hoc First Lien Term Loan Group, the Ad Hoc Crossover Group, and the Ad Hoc 2025 Noteholder Group, Intercompany Interests will be either: (i) reinstated; or (ii) set off, settled, distributed, contributed, merged, canceled or released.
•Existing Equity Interests. Holders of equity interests in the Company that existed immediately before the 2023 Effective Date will receive no distribution on account of such equity interests. On the 2023 Effective Date, all such equity interests will be discharged, canceled, released and extinguished and will be of no further force or effect.
We expect to formally emerge from Chapter 11 in the fourth quarter of 2023, following the completion of the Irish Examinership Proceedings and once all conditions of the 2023 Plan are satisfied or waived. However, we can make no assurances as to when, or ultimately if, we will emerge from Chapter 11.

Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Although the Bankruptcy Court has entered the Confirmation Order confirming the Amended 2023 Plan proposed by the 2023 Debtors, consummation of the 2023 Plan and the transactions contemplated thereby and emergence from the 2023 Chapter 11 Cases remains subject to the satisfaction of various conditions, including completion of the Irish Examinership Proceedings. Accordingly, no assurance can be given that the 2023 Plan or the transactions contemplated thereby will be consummated or that we will successfully emerge from the 2023 Chapter 11 Cases. As a result, we have concluded that management's plans at this stage do not alleviate substantial doubt about our ability to continue as a going concern.

Emergence from 2020 Chapter 11 Cases
On October 12, 2020, Mallinckrodt plc and substantially all of our U.S. subsidiaries, including certain subsidiaries of Mallinckrodt plc operating our Specialty Generics business and our Specialty Brands business and certain of our international subsidiaries (collectively, "2020 Debtors") voluntarily initiated Chapter 11 Cases under Chapter 11 ("2020 Chapter 11 Cases"). The fourth amended plan of reorganization (with technical modifications) ("2020 Plan") became effective on June 16, 2022 ("Effective Date of the 2020 Chapter 11 Cases") and on such date the Company emerged from Chapter 11.
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

Reorganization items, net
During the three and nine months ended September 29, 2023 (Successor), we incurred $1,311.5 million and $1,321.1 million of reorganization items, net, respectively. During the three months ended September 30, 2022 (Successor) and the period from June 17, 2022 through September 30, 2022 (Successor), we incurred expenses of $14.2 million and $17.7 million from reorganization items, net, respectively. The Successor expenses represent amounts incurred after the Effective Date that directly resulted from the 2023 Chapter 11 and were comprised of professional fees, debt valuation adjustments and adjustments to reflect the carrying value of liabilities subject to compromise ("LSTC") at their estimated allowed claim amounts, as such adjustments are approved by the Bankruptcy Court. Such adjustments include non-cash adjustments associated with our debt and settlement obligations in order to reflect the estimated allowed claim amount of these liabilities within LSTC, a makewhole settlement entered into with our first lien senior secured noteholders as described in the RSA, and a backstop premium on the DIP Credit Agreement (as defined in Note 10 of the notes to the unaudited condensed consolidated financial statements). Also included in the Successor period were professional fees associated with the implementation of the 2020 Plan. During the period January 1, 2022 through June 16, 2022 (Predecessor), we incurred expenses of $630.9 million from reorganization items, net. These expenses were primarily driven by the loss on application of fresh-start accounting of $1,354.6 million and professional and lender fees, partially offset by a $943.7 million gain on settlement of LSTC in accordance with the 2020 Plan.

Liabilities Management and Separation Costs
During the three months ended September 29, 2023 (Successor), we have recorded $142.1 million of expense within liabilities management and separation costs primarily related to professional fees associated with our evaluation of our financial situation and related discussions with our stakeholders leading up to filing for the 2023 Chapter 11 Cases. A portion of these costs also relate to costs incurred by third parties for which we have agreed to be responsible, including pursuant to the forbearance agreements with certain of our first lien and second lien debt holders. As of the Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs are being classified on a go-forward basis as reorganization items, net. As a result, we expect a significant reduction in liabilities management and separation costs during the pendency of the 2023 Chapter 11 Cases.

Generics IPR&D
During the three months ended September 29, 2023 (Successor), the U.S. Food and Drug Administration approved the abbreviated new drug applications for certain of our Specialty Generics in-process research and development ("IPR&D") assets. Upon approval, we transferred a total of $26.0 million of asset value from non-amortizable indefinite-lived IPR&D rights to amortizable, finite-lived completed technology with amortization commencing upon the first commercial shipment of the respective products.
Additionally, during the three months ended September 29, 2023 (Successor), we decided we will no longer pursue further development of certain of our Specialty Generics IPR&D assets. As a result, we recognized a full impairment on the respective assets of $85.8 million.

StrataGraft®
During the three months ended September 29, 2023 (Successor), due to lower than anticipated cash flows expected from StrataGraft, we identified a triggering event with respect to the StrataGraft intangible asset within the Specialty Brands segment and assessed the recoverability of the definite-lived asset. We determined that the undiscounted cash flows related to the StrataGraft intangible asset were less than its net book value, which resulted in a full impairment charge of $50.1 million for the difference between the fair value of the StrataGraft intangible asset and its net book value.

Business Factors Influencing the Results of Operations
We cannot adequately benchmark certain operating results of the nine months ended September 29, 2023 against the nine months ended September 30, 2022 as the comparison would include the nine months ended September 29, 2023 Successor periods and the nine months ended September 30, 2022 combined Successor and Predecessor periods, which would be considered to not be in accordance with GAAP. We do not believe that reviewing the results of the nine months ended September 29, 2023 Successor periods in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that our key performance metrics such as net sales and segment results of operations for the nine months ended September 29, 2023 provide more meaningful comparisons to prior periods when the Successor and Predecessor prior periods are combined and are more useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our unaudited condensed consolidated financial statements in accordance with GAAP, in certain circumstances the discussion in "Results of Operations" and "Segment Results" below utilizes the combined results for the nine months ended September 30, 2022.

Specialty Brands
Net sales of Amitiza® for the three months ended September 29, 2023 (Successor) decreased $18.8 million, or 50.7%, to $18.3 million driven primarily by a decline in royalties associated with loss of U.S. exclusivity. Additional generic competitors have entered the market in 2023, resulting in the elimination of the Par U.S. royalties.
Net sales of Therakos® for the three months ended September 29, 2023 (Successor) increased $8.0 million, or 13.8%, to $66.0 million driven primarily by stabilization in the use of the platform for treatment of graft-versus-host disease ("GvHD"), which is a non-promoted use in the U.S. market, and to a lesser extent the impact of competitive oral therapies for GvHD.

Net sales of INOmax® for the three months ended September 29, 2023 (Successor) decreased $7.8 million, or 9.7%, to $72.9 million driven primarily by continued competition from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We continue to develop and pursue patent protection of next generation nitric oxide delivery systems and additional uses of nitric oxide through our submission of a 510(k) premarket notification to the U.S. Food and Drug Administration ("FDA") for our next generation nitric oxide delivery system. We further intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or next generation delivery systems.
Net sales of Acthar® Gel for the three months ended September 29, 2023 (Successor) decreased $3.6 million, or 2.9%, to $122.1 million driven primarily by continued scrutiny on overall specialty pharmaceutical spending, as well as slower than expected returning patient volumes, impacted primarily by affordability. Competition intensified with the commercial launch of a purified cortrophin gel product in 2022 and this competitive pressure is expected to continue to negatively impact sales of Acthar Gel in 2023. The ongoing competition is expected to continue to have an adverse effect on our financial condition, results of operations and cash flows. We continue to differentiate Acthar Gel through pre-clinical studies and through product enhancements, including the development of the Acthar Gel delivery device and its Supplemental New Drug Application submission, which has been accepted by the FDA, and we anticipate a launch in the second half of 2024. We continue to work toward the resolution of a regulatory matter involving one of our partners and not specific to our device. If approved, this product is expected to create an easier and more patient-friendly application for single unit dosage indications.

Specialty Generics
Net sales from the Specialty Generics segment for the three months ended September 29, 2023 (Successor) increased $48.9 million, or 30.2%, to $210.8 million driven primarily by an increase in finished-dosage generics net sales of $48.3 million driven by our ability to manufacture and supply product during periods of market disruption coupled with an increase in API net sales of $0.6 million.

Results of Operations
Three Months Ended September 29, 2023 (Successor) Compared with Three Months Ended September 30, 2022 (Successor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022	Percentage Change
U.S.	$443.6	$415.5	6.8%
Europe, Middle East and Africa	46.6	44.5	4.7
Other geographic areas	6.8	5.4	25.9
Net sales	$497.0	$465.4	6.8%

Net sales for the three months ended September 29, 2023 (Successor) increased $31.6 million, or 6.8%, to $497.0 million, compared with $465.4 million for the three months ended September 30, 2022 (Successor). This increase was primarily driven by an increase in finished-dosage generics net sales within our Specialty Generics segment and Therakos within our Specialty Brands segment, partially offset by a decrease in net sales of Amitiza, Acthar Gel and INOmax within our Specialty Brands segment, as previously mentioned. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit. Gross profit for the three months ended September 29, 2023 (Successor) increased $135.3 million, or 872.9%, to $150.8 million, compared with $15.5 million for the three months ended September 30, 2022 (Successor). Gross profit margin was 30.3% for the three months ended September 29, 2023 (Successor), compared with 3.3% for the three months ended September 30, 2022 (Successor). These increases were driven by lower inventory step-up amortization of $43.6 million for the three months ended September 29, 2023 (Successor), compared with $129.1 million for the three months ended September 30, 2022 (Successor), coupled with the increase in net sales, as discussed above, as well as a change in product mix.

Selling, general and administrative expenses. SG&A expenses for the three months ended September 29, 2023 (Successor) increased $6.9 million, or 5.6%, to $129.2 million, compared with $122.3 million for the three months ended September 30, 2022 (Successor). As a percentage of net sales, SG&A expenses were 26.0% and 26.3% for the three months ended September 29, 2023 (Successor) and September 30, 2022 (Successor), respectively. These increases were primarily driven by incremental compensation costs associated with the 2023 Chapter 11 Cases.
Research and development expenses. Research and development ("R&D") expenses for the three months ended September 29, 2023 (Successor) decreased $2.6 million, or 9.2%, to $25.7 million, compared with $28.3 million for the three months ended September 30, 2022 (Successor). As a percentage of net sales, R&D expenses were 5.2% and 6.1% for the three months ended September 29, 2023 (Successor) and September 30, 2022 (Successor), respectively. These decreases were primarily driven by continued cost containment initiatives coupled with the completion of certain development programs. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Non-restructuring impairment charges. Non-restructuring impairment charges were $135.9 million for the three months ended September 29, 2023 (Successor) resulting from the full impairment of our StrataGraft intangible asset of $50.1 million and certain of our Specialty Generics IPR&D assets of $85.8 million.
Liabilities management and separation costs. Liabilities management and separation costs were $142.1 million during the three months ended September 29, 2023 (Successor) compared to $6.9 million during the three months ended September 30, 2022 (Successor). The increase were primarily related to professional fees incurred by us (including where we are responsible for the fees of third parties) in connection with the evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Chapter 11 Cases during the three months ended September 29, 2023 (Successor). The expenses incurred during the three months ended September 30, 2022 (Successor) related to the severance of certain former executives of the Predecessor, in addition to professional fees and costs incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2020 Chapter 11 Cases.

Non-Operating Items
Interest expense and interest income. During the three months ended September 29, 2023 (Successor) and September 30, 2022 (Successor), net interest expense was $129.7 million and $146.7 million, respectively. During the three months ended September 29, 2023 (Successor), interest expense included $22.4 million and $15.7 million of accretion expense associated with our settlement obligations and debt, respectively, compared to $40.6 million and $24.0 million during the three months ended September 30, 2022 (Successor), respectively. The decrease in accretion expense was driven by our 2023 Chapter 11 Cases in which the accretion expense was no longer recorded subsequent to the Petition Date due to these obligations being reclassified to LSTC. This decrease is partially offset by the increased interest rates on our variable interest rate debt during the three months ended September 29, 2023 (Successor) as compared to the three months ended September 30, 2022 (Successor). The increase in our interest income of $2.1 million was primarily driven by higher interest earned on our money market funds during the three months ended September 29, 2023 (Successor).
Other income (expense), net. During the three months ended September 29, 2023 (Successor) and September 30, 2022 (Successor), we incurred other income of $9.1 million and other expense of $5.1 million, respectively. The three months ended September 29, 2023 (Successor) included $7.2 million of unrealized gains on equity securities related to our investments in Silence Therapeutics plc ("Silence") and Panbela Therapeutics, Inc ("Panbela"), while the three months ended September 30, 2022 (Successor) included an unrealized loss of $5.1 million on our equity security investments.
Reorganization items, net. During the three months ended September 29, 2023 (Successor) and September 30, 2022 (Successor), we recorded $1,311.5 million and $14.2 million in reorganization items, net, respectively. The three months ended September 29, 2023 (Successor) included $743.4 million and $377.6 million of non-cash adjustments associated with our settlement obligations and debt, respectively, in order to reflect the estimated allowed claim amount of these liabilities within LSTC on the unaudited condensed consolidated balance sheet as of September 29, 2023 (Successor) as a result of our 2023 Chapter 11 Cases. Also included was $123.8 million related to the makewhole settlement entered into with our first lien senior secured noteholders as described in the RSA, $30.0 million related to the backstop premium on our debtor-in-possession financing and $18.5 million of deferred financing fee write-offs related to the 11.50% first lien senior secured notes in order to reflect the carrying value of the debt instrument within LSTC on the unaudited condensed consolidated balance sheet as of September 29, 2023 (Successor) at their estimated allowed claim amount. The remaining expense in both periods represented professional fees.
Income tax expense (benefit). We recognized income tax expense of $10.8 million on a loss from continuing operations before income taxes of $1,714.1 million for the three months ended September 29, 2023 (Successor). This resulted in an effective tax rate of negative 0.6%. The income tax expense was comprised of $10.8 million of current tax expense which consisted of $9.3 million attributed to a decrease in prepaid income taxes and $1.5 million predominately attributed to pretax earnings in various jurisdictions.

We recognized $24.9 million of income tax benefit on a loss from continuing operations before income taxes of $310.2 million for the three months ended September 30, 2022 (Successor). This resulted in an effective tax rate of 8.0%. The income tax benefit was comprised of $20.5 million of current tax benefit and $4.4 million of deferred tax benefit. The current and deferred income tax benefits predominantly related to intangible asset amortization activity attributed to fresh-start adjustments, partially offset by the utilization of loss carryforwards.
The income tax benefit of $24.9 million for the three months ended September 30, 2022 (Successor) was attributed to pretax earnings in various jurisdictions, separation costs, reorganization items, net and restructuring charges.

Nine Months Ended September 29, 2023 (Successor) Compared with Period from June 17, 2022 through September 30, 2022 (Successor) and Period from January 1, 2022 through June 16, 2022 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Percentage Change
U.S.	$1,249.4	$490.2	$784.2	$1,274.4	(2.0)%
Europe, Middle East and Africa	133.1	53.9	73.6	127.5	4.4
Other geographic areas	14.1	6.3	16.8	23.1	(39.0)
Net sales	$1,396.6	$550.4	$874.6	$1,425.0	(2.0)%

Net sales for the nine months ended September 29, 2023 (Successor) were $1,396.6 million. Net sales for the period June 17, 2022 through September 30, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor) were $550.4 million and $874.6 million, respectively. Non-GAAP combined net sales for the nine months ended September 30, 2022 were $1,425.0 million. Net sales for the nine months ended September 29, 2023 (Successor) compared to the combined nine months ended September 30, 2022 decreased $28.4 million, or 2.0%. This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of Amitiza, Acthar Gel and INOmax. These decreases were partially offset by an increase in net sales in our Specialty Generics segment including a significant increase in net sales of our finished-dosage generics. For further information on changes in our net sales, refer to "Segment Results" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit (loss). Gross profit for the nine months ended September 29, 2023 (Successor) and the period January 1, 2022 through June 16, 2022 (Successor) were $305.5 million and $292.6 million, respectively. Gross loss for the period June 17, 2022 through September 30, 2022 (Successor) was $1.7 million. Gross profit margin was 21.9% for the nine months ended September 29, 2023 (Successor), negative 0.3% for the period June 17, 2022 through September 30, 2022 (Successor), and 33.5% for the period January 1, 2022 through June 16, 2022 (Predecessor). The decrease in gross profit was primarily driven by $169.2 million of inventory step-up amortization expense during the nine months ended September 29, 2023 (Successor) compared to $153.2 million of inventory step-up amortization expense during the period from June 17, 2022 through September 30, 2022 (Successor), coupled with the decrease in net sales and a change in product mix.
Selling, general and administrative expenses. SG&A expenses for the nine months ended September 29, 2023 (Successor) were $369.6 million. SG&A expenses for the period June 17, 2022 through September 30, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor) were $143.4 million and $266.3 million, respectively. As a percentage of net sales, SG&A expenses were 26.5% for the nine months ended September 29, 2023 (Successor), 26.1% for the period June 17, 2022 through September 30, 2022 (Successor), 30.4% for the period January 1, 2022 through June 16, 2022 (Predecessor). The decrease in SG&A expense was primarily driven by a $7.3 million gain related to the change in the fair value of our contingent consideration liability during the nine months ended September 29, 2023 (Successor), compared to a $0.8 million gain during the period June 17, 2022 through September 30, 2022 (Successor). The period January 1, 2022 through June 16, 2022 (Predecessor) also included $15.8 million in foreign currency remeasurement loss and $11.1 million increase to certain of our environmental liabilities.
Research and development expenses. R&D expenses for the nine months ended September 29, 2023 (Successor) were $83.0 million. R&D expenses for the period June 17, 2022 through September 30, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor) were $34.5 million and $65.5 million, respectively. As a percentage of net sales, R&D expenses were

5.9% for the nine months ended September 29, 2023 (Successor), 6.3% for the period June 17, 2022 through September 30, 2022 (Successor) and 7.5% for the period January 1, 2022 through June 16, 2022 (Predecessor). These decreases were driven by cost containment initiatives coupled with the completion of certain development programs. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring charges, net. Restructuring charges for the nine months ended September 29, 2023 (Successor), for the period June 17, 2022 through September 30, 2022 (Successor) and for the period January 1, 2022 through June 16, 2022 (Predecessor) were $0.9 million, $3.3 million and $9.6 million, respectively, primarily related to employee severance and benefits.
Non-restructuring impairment charges. Non-restructuring impairment charges were $135.9 million for the nine months ended September 29, 2023 (Successor) resulting from the full impairment of our StrataGraft intangible asset of $50.1 million and certain of our Specialty Generics IPR&D assets of $85.8 million.
Liabilities management and separation costs. Liabilities management and separation costs were $157.3 million during the nine months ended September 29, 2023 (Successor) and primarily related to professional fees incurred by us (including where we are responsible for the fees of third parties) in connection with the evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Chapter 11 Cases. Comparatively, we incurred $16.1 million and $9.0 million of liabilities management and separation costs incurred during the period June 17, 2022 through September 30, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively, related to the severance for the former Chief Executive Officer and certain former executives of the Predecessor, expense associated with the Predecessor directors' and officers' insurance policies and professional fees and costs incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2020 Chapter 11 Cases.

Non-Operating Items
Interest expense and interest income. During the nine months ended September 29, 2023 (Successor), the period June 17, 2022 through September 30, 2022 (Successor), and the period January 1, 2022 through June 16, 2022 (Predecessor), net interest expense was $444.9 million, $167.7 million and $108.0 million, respectively. During the nine months ended September 29, 2023 (Successor), interest expense included $112.7 million and $64.0 million of accretion expense associated with our settlement obligations and debt, respectively, compared to $44.5 million and $27.8 million during the period June 17, 2022 through September 30, 2022 (Successor). The nine months ended September 29, 2023 (Successor) also reflects increased interest rates on our variable interest rate debt as compared to the period June 17, 2022 through September 30, 2022 (Successor) and the period January 1, 2022 through June 16 2022 (Predecessor). Interest expense during the predecessor period included cash adequate protection payments of $28.8 million on certain of our predecessor senior secured debt instruments. The increase in our interest income of $10.8 million was primarily driven by higher interest earned on our money market funds during the nine months ended September 29, 2023 (Successor).
Other (expense) income, net. During the nine months ended September 29, 2023 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor), we incurred other expense of $6.7 million and $14.6 million, respectively. During the period June 17, 2022 through September 30, 2022 (Successor) we recorded other income of $0.8 million. The nine months ended September 29, 2023 (Successor) included $9.1 million of unrealized losses on equity securities related to our investments in Silence and Panbela. The period January 1, 2022 through June 16, 2022 (Predecessor) included $5.8 million of miscellaneous credits and a $2.3 million gain related to our initial investment in equity securities of Panbela, while the period June 17, 2022 through September 30, 2022 (Successor) included the change in the fair value of our investments in Silence both and Panbela.
Reorganization items, net. During the nine months ended September 29, 2023 (Successor), the period June 17, 2022 through September 30, 2022 (Successor) and the period January 1, 2022 through June 16, 2022 (Predecessor) we recorded $1,321.1 million, $17.7 million and $630.9 million in reorganization items. The nine months ended September 29, 2023 included $743.4 million and $377.6 million of non-cash adjustments associated with our settlement obligations and debt, respectively, in order to reflect the estimated allowed claim amount of these liabilities within LSTC on the unaudited condensed consolidated balance sheet as of September 29, 2023 (Successor) as a result of our 2023 Chapter 11 Cases. Also included was $123.8 million related to the makewhole settlement entered into with our first lien senior secured noteholders as described in the RSA, $30.0 million related to the backstop premium on our debtor-in-possession financing and $18.5 million of deferred financing fee write-offs related to the 11.50% first lien senior secured notes in order to reflect the carrying value of the debt instrument within LSTC on the unaudited condensed consolidated balance sheet as of September 29, 2023 (Successor) at their estimated allowed claim amount. The remaining expenses were primarily driven by professional fees. During the period June 17, 2022 through September 30, 2022 (Successor), we recorded a loss of $17.7 million in reorganization items, net entirely driven by professional fees related to the implementation of the 2020 Plan. During the period January 1, 2022 through June 16, 2022 (Predecessor), we recorded a loss of $630.9 million in reorganization items, net driven primarily by the loss on fresh-start adjustments of $1,354.6 million, professional fees and lender fees of $205.4 million, a write off of predecessor directors' and officers' insurance policies of $9.2 million and adjustments to other claims of $5.4 million, partially offset by a gain on adjustments to LSTC of $943.7 million.

Income tax expense (benefit). We recognized income tax expense of $508.1 million on a loss from continuing operations before income taxes of $2,213.9 million for the nine months ended September 29, 2023 (Successor). This resulted in an effective tax rate of negative 23.0%. The income tax expense was comprised of $32.6 million of current tax expense and $475.5 million of deferred tax expense. The current income tax expense predominately related to a net decrease in prepaid income taxes and the deferred income tax expense related to the valuation allowance recorded against our net deferred tax assets.
The income tax expense of $508.1 million for the nine months ended September 29, 2023 (Successor) consisted of the valuation allowance of $475.5 million placed on the net deferred tax assets as of the beginning of the year that were no longer more likely than not realizable, $30.2 million attributed to a decrease in prepaid income taxes and $3.7 million predominately attributed to pretax earnings in various jurisdictions, offset by $1.3 million attributed to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
We recognized $34.6 million of income tax benefit on a loss from continuing operations before income taxes of $383.6 million for the period from June 17, 2022 through September 30, 2022 (Successor). This resulted in an effective tax rate of 9.0%. The income tax benefit of $34.6 million was comprised of $23.8 million of current tax benefit and $10.8 million of deferred tax benefit. The current and deferred income tax benefits predominantly related to intangible asset amortization activity attributed to fresh-start adjustments, partially offset by the utilization of loss carryforwards.
The income tax benefit of $34.6 million for the period from June 17, 2022 through September 30, 2022 (Successor) was attributed to pretax earnings in various jurisdictions, separation costs, reorganization items, net and restructuring charges.
We recognized $497.3 million of income tax benefit on a loss from continuing operations before income taxes of $811.3 million for the period January 1, 2022 through June 16, 2022 (Predecessor). This resulted in an effective tax rate of 61.3%. The income tax benefit of $497.3 million was comprised of $23.9 million of current tax benefit and $473.4 million of deferred tax benefit.
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

Three Months Ended September 29, 2023 (Successor) Compared with Three Months Ended September 30, 2022 (Successor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022	Percentage Change
Specialty Brands	$286.2	$303.5	(5.7)%
Specialty Generics	210.8	161.9	30.2
Net sales	$497.0	$465.4	6.8%

Specialty Brands. Net sales for the three months ended September 29, 2023 (Successor) decreased $17.3 million, or 5.7%, to $286.2 million, compared with $303.5 million for the three months ended September 30, 2022 (Successor). As previously discussed, the decrease in net sales was primarily driven by an $18.8 million, or 50.7%, decrease in Amitiza, an $8.0 million, or 13.8%, increase in Therakos, a $7.8 million, or 9.7%, decrease in INOmax and a $3.6 million, or 2.9%, decrease in Acthar Gel.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022	Percentage Change
U.S.	$263.2	$284.3	(7.4)%
Europe, Middle East and Africa	17.2	16.5	4.2
Other	5.8	2.7	114.8
Net sales	$286.2	$303.5	(5.7)%

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022	Percentage Change
Acthar Gel	$122.1	$125.7	(2.9)%
INOmax	72.9	80.7	(9.7)
Therakos	66.0	58.0	13.8
Amitiza	18.3	37.1	(50.7)
Terlivaz	4.4	—	—
Other	2.5	2.0	25.0
Specialty Brands	$286.2	$303.5	(5.7)%

Specialty Generics. Net sales for the three months ended September 29, 2023 (Successor) increased $48.9 million, or 30.2%, to $210.8 million, compared with $161.9 million for the three months ended September 30, 2022 (Successor). As previously discussed, the increase in net sales was primarily driven by a $48.3 million, or 62.2% increase, in finished-dosage generic net sales driven by our opioid and ADHD products, offset by a $0.6 million, or 0.7%, decrease in API net sales.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022	Percentage Change
U.S.	$180.4	$131.2	37.5%
Europe, Middle East and Africa	29.4	28.0	5.0
Other	1.0	2.7	(63.0)
Net sales	$210.8	$161.9	30.2%

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022	Percentage Change
Opioids	$65.9	$46.5	41.7%
ADHD	41.5	11.6	257.8
Addiction treatment	15.1	16.6	(9.0)
Other	3.4	2.9	17.2
Generics	125.9	77.6	62.2
Controlled substances	22.0	19.7	11.7
APAP	57.4	57.9	(0.9)
Other	5.5	6.7	(17.9)
API	84.9	84.3	0.7
Specialty Generics	$210.8	$161.9	30.2%

Operating Loss
Operating income by segment for the three months ended September 29, 2023 (Successor) and September 30, 2022 (Successor) is shown in the following table (dollars in millions):

	Successor
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022
Specialty Brands (1)	$87.6	$43.7
Specialty Generics (2)	64.0	(9.0)
Segment operating income	151.6	34.7
Unallocated amounts:
Corporate and unallocated expenses (3)	(16.3)	(15.0)
Depreciation and amortization	(137.0)	(148.5)
Share-based compensation	(2.4)	(0.5)
Restructuring charges, net	0.1	(2.2)
Non-restructuring impairment charges	(135.9)	—
Liabilities management and separation costs (4)	(142.1)	(6.9)
Bad debt expense - customer bankruptcy	—	(5.8)
Total operating loss	$(282.0)	$(144.2)
(1)The three months ended September 29, 2023 (Successor) and September 30, 2022 (Successor) included inventory fair-value step-up expense of $42.8 million and $115.3 million, respectively.
(2)The three months ended September 29, 2023 (Successor) and September 30, 2022 (Successor) included inventory fair-value step-up expense of $0.7 million and $13.8 million, respectively. Additionally, the three months ended September 30, 2022 (Successor) included $17.9 million of fresh-start inventory-related expense primarily driven by our change in accounting estimate.
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to our reportable segments.
(4)Represents costs primarily related to professional fees incurred by us (including where we are responsible for the fees of third parties) in connection with our evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Chapter 11 Cases, expenses incurred related to the severance of certain former executives of the Predecessor, in addition to professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence from the 2020 Chapter 11 Cases. As of the Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs are being classified on a go-forward basis as reorganization items, net.
Specialty Brands. Operating income for the three months ended September 29, 2023 (Successor) increased $43.9 million, to $87.6 million, compared with $43.7 million for the three months ended September 30, 2022 (Successor). Operating margin increased to 30.6% for the three months ended September 29, 2023 (Successor), compared with 14.4% for the three months ended September 30, 2022 (Successor). These increases in operating income and margin were primarily driven by a $72.5 million, or 62.9%, decrease of inventory step-up expense to $42.8 million for the months ended September 29, 2023 (Successor), compared with $115.3 million for the three months ended September 30, 2022 (Successor). The increase was partially offset by a $17.3 million decrease in net sales as discussed above, resulting in an increase in gross profit of $47.8 million. The increase in operating income was also offset by a $6.1 million increase in SG&A expenses.

Specialty Generics. Operating income for the three months ended September 29, 2023 (Successor) increased $73.0 million, to $64.0 million, compared with an operating loss of $9.0 million for the three months ended September 30, 2022 (Successor). Operating margin increased to 30.4% for the three months ended September 29, 2023 (Successor), compared with negative 5.6% for the three months ended September 30, 2022 (Successor). These increases in operating income and margin were primarily driven by a $48.9 million increase in net sales as described above, coupled with a $13.1 million, or 94.9%, decrease of inventory step-up expense to $0.7 million for the months ended September 29, 2023 (Successor), compared with $13.8 million for the three months ended September 30, 2022 (Successor), resulting in a $76.7 million increase to gross profit. The increase in operating income was partially offset by $4.0 million increase to SG&A expense.
Corporate and unallocated expenses. Corporate and unallocated expenses for the three months ended September 29, 2023 (Successor) increased $1.3 million, to $16.3 million, compared with $15.0 million for the three months ended September 30, 2022 (Successor). The increase in corporate and unallocated income was primarily driven by incremental compensation costs related to the 2023 Chapter 11 Cases.

Nine Months Ended September 29, 2023 (Successor) Compared with Period from June 17, 2022 through September 30, 2022 (Successor) and Period from January 1, 2022 through June 16, 2022 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Percentage Change
Specialty Brands	$818.3	$361.7	$587.1	$948.8	(13.8)%
Specialty Generics	578.3	188.7	287.5	476.2	21.4
Net sales	$1,396.6	$550.4	$874.6	$1,425.0	(2.0)%

Specialty Brands. Net sales for the nine months ended September 29, 2023 (Successor) were $818.3 million. Net sales for the period from June 17, 2022 through September 30, 2022 (Successor) and the period from January 1, 2022 through June 16, 2022 (Predecessor) were $361.7 million and $587.1 million, respectively. Non-GAAP combined net sales for the nine months ended September 30, 2022 were $948.8 million. Net sales for the nine months ended September 29, 2023 (Successor) compared to the combined nine months ended September 30, 2022 decreased $130.5 million, or 13.8%. The decrease in combined net sales was primarily driven by a decrease of $63.0 million, or 50.6%, in Amitiza, a decrease of $54.2 million, or 14.4%, in Acthar Gel, and a decrease of $27.5 million, or 10.6% in INOmax.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Percentage Change
U.S.	$757.0	$339.4	$547.1	$886.5	(14.6)%
Europe, Middle East and Africa	50.5	19.3	29.2	48.5	4.1
Other	10.8	3.0	10.8	13.8	(21.7)
Net sales	$818.3	$361.7	$587.1	$948.8	(13.8)%

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Percentage Change
Acthar Gel	$320.9	$153.2	$221.9	$375.1	(14.4)%
INOmax	232.5	94.2	165.8	260.0	(10.6)
Therakos	187.6	68.2	109.6	177.8	5.5
Amitiza	61.4	42.9	81.5	124.4	(50.6)
Terlivaz	10.0	—	—	—	—
Other	5.9	3.2	8.3	11.5	(48.7)
Specialty Brands	$818.3	$361.7	$587.1	$948.8	(13.8)%

Specialty Generics. Net sales for the nine months ended September 29, 2023 (Successor) were $578.3 million. Net sales for the period from June 17, 2022 through September 30, 2022 (Successor) and the period from January 1, 2022 through June 16, 2022 (Predecessor) were $188.7 million and $287.5 million, respectively. Non-GAAP combined net sales for the nine months ended September 30, 2022 were $476.2 million. Net sales for the nine months ended September 29, 2023 (Successor) compared to the combined nine months ended September 30, 2022 increased $102.1 million, or 21.4%. The increase in combined net sales was primarily driven by an increase in finished-dosage generics net sales of $105.6 million, or 45.5%, driven by opioids and ADHD products, offset by a decrease in API net sales of $3.5 million, or 1.4%.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Percentage Change
U.S.	$492.4	$150.8	$237.1	$387.9	26.9%
Europe, Middle East and Africa	82.6	34.6	44.4	79.0	4.6
Other	3.3	3.3	6.0	9.3	(64.5)
Net sales	$578.3	$188.7	$287.5	$476.2	21.4%

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022	Percentage Change
Opioids	$200.2	$55.2	$88.8	$144.0	39.0%
ADHD	82.9	13.4	17.5	30.9	168.3
Addiction treatment	46.8	19.1	30.0	49.1	(4.7)
Other	7.6	3.0	4.9	7.9	(3.8)
Generics	337.5	90.7	141.2	231.9	45.5
Controlled substances	61.4	21.4	37.6	59.0	4.1
APAP	163.6	69.2	96.5	165.7	(1.3)
Other	15.8	7.4	12.2	19.6	(19.4)
API	240.8	98.0	146.3	244.3	(1.4)
Specialty Generics	$578.3	$188.7	$287.5	$476.2	21.4%

Operating Loss
Operating income by segment for the nine months ended September 29, 2023 (Successor), the period June 17, 2022 through September 29, 2023 (Successor), the period January 1, 2022 through June 16, 2022 (Predecessor) and the nine months September 30, 2022 is shown in the following table (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Nine Months Ended September 30, 2022
Specialty Brands (1)	$181.6	$48.2	$267.2	$315.4
Specialty Generics (2)	131.9	(8.7)	65.3	56.6
Segment operating income	313.5	39.5	332.5	372.0
Unallocated amounts:
Corporate and unallocated expenses (3)	(29.7)	(15.9)	(48.2)	(64.1)
Depreciation and amortization	(423.2)	(196.9)	(321.8)	(518.7)
Share-based compensation	(7.7)	(0.5)	(1.7)	(2.2)
Restructuring charges, net	(0.9)	(3.3)	(9.6)	(12.9)
Non-restructuring impairment charges	(135.9)	—	—	—
Liabilities management and separation costs (4)	(157.3)	(16.1)	(9.0)	(25.1)
Bad debt expense - customer bankruptcy	—	(5.8)	—	(5.8)
Total operating loss	$(441.2)	$(199.0)	$(57.8)	$(256.8)
(1)The nine months ended September 29, 2023 (Successor) and the period from June 17, 2022 through September 30, 2022 (Successor) included inventory fair-value step-up expense of $147.2 million and $136.6 million, respectively.
(2)The nine months ended September 29, 2023 (Successor) and the period from June 17, 2022 through September 30, 2022 (Successor) included inventory fair-value step-up expense of $22.0 million and $16.6 million, respectively. Additionally, the period from June 17, 2022 through September 30, 2022 (Successor) included $20.3 million of fresh-start inventory-related expense.
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to our reportable segments.
(4)Represents costs primarily related to professional fees incurred by us (including where we are responsible for the fees of third parties) in connection with our evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Chapter 11 Cases, expenses incurred related to the Predecessor directors' and officers' insurance policies and severance for the former CEO and certain former executives of the Predecessor, in addition to professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence from the 2020 Chapter 11 Cases. As of the Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs are being classified on a go-forward basis as reorganization items, net.
Specialty Brands. Operating income for the nine months ended September 29, 2023 (Successor) was $181.6 million. Operating income for the period from June 17, 2022 through September 30, 2022 (Successor) and the period from January 1, 2022 through June 16, 2022 (Predecessor) was $48.2 million and $267.2 million, respectively. Non-GAAP combined operating income for the nine months ended September 30, 2022 (Successor) was $315.4 million. Operating income for the nine months ended September 29, 2023 (Successor) compared to the combined nine months ended September 30, 2022 (Successor) decreased $133.8 million, or 42.4%. Operating margin decreased to 22.2% for the nine months ended September 29, 2023 (Successor), compared with 33.2% for the combined nine months ended September 30, 2022 (Successor). These decreases in operating income and margin were primarily driven by the $130.5 million, or 13.8%, decrease in net sales and a change in product mix over the same period during the nine months ended September 29, 2023 (Successor), coupled with a $10.6 million increase in the inventory fair-value step-up expense resulting in a $156.1 million decrease in gross profit. The decrease in operating income was partially offset by a $16.6 million, or 20.8%, decrease in R&D expense and a $5.8 million, or 2.1%, decrease in SG&A expense which were both primarily driven by continued cost containment initiatives.
Specialty Generics. Operating income for the nine months ended September 29, 2023 (Successor) and the period from January 1, 2022 through June 16, 2022 (Predecessor) was $131.9 million and $65.3 million, respectively. Operating expense for the period from June 17, 2022 through September 30, 2022 (Successor) was $8.7 million. Non-GAAP combined operating income for the nine months ended September 30, 2022 (Successor) was $56.6 million. Operating income for the nine months ended September 29, 2023 (Successor) compared to the combined nine months ended September 30, 2022 (Successor) increased $75.3 million, or 133.0%. Operating margin increased to 22.8% for the nine months ended September 29, 2023 (Successor), compared with 11.9% for the combined nine months ended September 30, 2022 (Successor). The increase in operating income was primarily attributable to a $102.1 million, or 21.4%, increase in net sales, partially offset by inventory fair-value step-up expense of $22.0 million during the nine months ended September 29, 2023 (Successor) compared to $16.6 million during the period from June 17, 2022 through September 30, 2022 (Successor), resulting in an increase in gross profit of $80.1 million. The increase in operating income was also offset by an increase in SG&A expense of $4.2 million.

Corporate and unallocated expenses. Corporate and unallocated expenses for the nine months ended September 29, 2023 (Successor) were $29.7 million. Corporate and unallocated expenses for the period from June 17, 2022 through September 30, 2022 and the period from January 1, 2022 through June 16, 2022 (Predecessor) were $15.9 million and $48.2 million. Non-GAAP combined corporate and unallocated expenses for the nine months ended September 30, 2022 were $64.1 million. Corporate and unallocated expenses for the nine months ended September 29, 2023 (Successor) compared to the combined nine months ended September 30, 2022 decreased $34.4 million, or 53.7%. The decrease was primarily driven by a $15.8 million in foreign currency remeasurement loss and $11.1 million increase to certain of our environmental liabilities during the period from January 1, 2022 through June 16, 2022 (Predecessor) coupled with a $7.3 million gain related to the change in fair value of our contingent consideration liability during the nine months ended September 29, 2023 (Successor) compared to a $0.8 million loss during the period from June 17, 2022 through September 30, 2022 (Successor).

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
On August 28, 2023, Mallinckrodt plc and certain of our subsidiaries voluntarily initiated the 2023 Chapter 11 Cases in the Bankruptcy Court, to modify its capital structure, including restructuring portions of its debt. We intend to use the Chapter 11 process to provide a fair, orderly, efficient and legally binding mechanism to implement the RSA, entered into in connection with the filing of the 2023 Chapter 11 Cases, that provides for a financial restructuring designed to strengthen our balance sheet and reduce our total debt, which we expect will improve our financial position and allow us to continue driving our strategic priorities and investing in the business to develop and commercialize therapies to improve health outcomes.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Although the Bankruptcy Court has entered the Confirmation Order confirming the Amended 2023 Plan proposed by the 2023 Debtors, consummation of the 2023 Plan and the transactions contemplated thereby and emergence from the 2023 Chapter 11 Cases remains subject to the satisfaction of various conditions, including completion of the Irish Examinership Proceeding. Accordingly, no assurance can be given that the 2023 Plan or the transactions contemplated thereby will be consummated or that we will successfully emerge from the 2023 Chapter 11 Cases. As a result, we have concluded that management's plans at this stage do not alleviate substantial doubt about our ability to continue as a going concern. Consequently, our future cash from operations and access to capital markets may not provide adequate resources to fund our working capital needs, capital expenditures and strategic investments for the foreseeable future.
Pursuant to the 2020 Plan, we made a payment of $16.5 million, inclusive of interest, related to our Acthar Gel-related settlement during the nine months ended September 29, 2023 (Successor), and are required to make a $21.4 million payment, inclusive of interest, upon the two-year anniversary of the Effective Date of the 2020 Chapter 11 Cases.
Pursuant to the opioid deferred cash payments agreement dated as of June 16, 2022 ("Opioid Deferred Cash Payments Agreement"), entered into in connection with the 2020 Plan, we were required to make the $200.0 million installment payment with respect to our opioid-related litigation settlement obligations ("Opioid Deferred Cash Payment") on June 16, 2023, the one-year anniversary of the Effective Date of the 2020 Chapter 11 Cases. On June 15, 2023, we entered into an amendment to the Opioid Deferred Cash Payments Agreement, which was followed by several additional written notices that had the effect of extending the due date on which the Opioid Deferred Cash Payment was required to be made to August 15, 2023. In connection with the entry into the RSA, we and the Trust entered into a final amendment to the Opioid Deferred Cash Payments Agreement, which provided that our prior obligation to pay all remaining opioid-related litigation settlement payment obligations (including the $200.0 million installment payment originally due on June 16, 2023) was permanently eliminated subject to our (a) making a $250.0 million payment to be made to the Trust prior to the commencement of the 2023 Chapter 11 Cases (which was made on August 24, 2023) and (b) entering into an agreement for 4-year contingent value rights to receive a payment (in cash or, at our option subject to certain conditions, shares of our equity) equal to the value of 5% of our total outstanding equity (subject to certain dilution) less the exercise price, which will be based on a total enterprise value of $3.776 billion less funded debt at emergence plus any excess cash at emergence after the emergence-date cash sweep contemplated by the RSA. Additionally, the 2023 Debtors' non-monetary obligations to the Trust will generally be preserved, including the compliance-related operating injunction.
Additionally, during the nine months ended September 29, 2023 (Successor), we received $141.6 million of tax refunds as a result of provisions in the CARES Act.
We are exposed to interest rate risk on our variable-rate debt. On March 14, 2023, we entered into an interest rate cap agreement by converting a portion of our variable-rate debt to a fixed rate through the expiration date of the interest rate cap, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of

$860.0 million with an upfront premium of $20.0 million and provides us with interest rate protection (i) for the period March 16, 2023 through July 19, 2023 to the extent that one-month London Interbank Offered Rate ("LIBOR") exceeds 4.65%, and (ii) for the period July 20, 2023 through March 26, 2026 to the extent that one-month Secured Overnight Financing Rate exceeds 3.84%. Refer to Note 13 of the notes to the unaudited condensed consolidated financial statements for additional information.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Successor		Predecessor
	Nine Months Ended September 29, 2023	Period from June 17, 2022 through September 30, 2022	Period from January 1, 2022 through June 16, 2022
Net cash from:
Operating activities	$(297.7)	$19.3	$(642.3)
Investing activities	(40.8)	49.6	(33.0)
Financing activities	325.5	(17.3)	(278.7)
Effect of currency exchange rate changes on cash and cash equivalents	(1.7)	(3.7)	(3.9)
Net increase in cash, cash equivalents and restricted cash	$(14.7)	$47.9	$(957.9)

Operating Activities
Net cash used in operating activities of $297.7 million for the nine months ended September 29, 2023 (Successor) was attributable to a net loss of $2,721.9 million, adjusted for non-cash items of $2,524.7 million, driven by non-cash reorganization items of $1,294.1 million, the valuation allowance on net deferred tax assets of $475.5 million, depreciation and amortization of $423.2 million and accretion on our settlement obligations and debt of $176.7 million, partially offset with $100.5 million of cash outflow from net changes in working capital. The change in working capital was primarily driven by a $250.0 million decrease in the opioid-related litigation settlement, a $63.3 million net cash outflow related to other assets and liabilities, a $31.2 million decrease in accounts payable, and a $23.8 million increase in accounts receivable, partially offset by a $168.7 million inflow in income taxes predominately related to CARES Act income tax refunds of $141.6 million received and a $99.1 million increase in inventory.
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

Investing Activities
Net cash used in investing activities was $40.8 million for the nine months ended September 29, 2023 (Successor) and was primarily driven by $41.9 million of capital expenditures.
Net cash provided by investing activities was $49.6 million for the period June 17, 2022 through September 30, 2022 (Successor) primarily driven by the sale of our priority review voucher for $100.0 million in which we received from the buyer $65.0 million and the buyer remitted $35.0 million to the General Unsecured Claims Trustee pursuant to the terms of (i) the Plan, and (ii) the General Unsecured Claims Trust Agreement entered into in connection with the Plan as previously discussed, partially offset by capital expenditures of $15.6 million.

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

Financing Activities
Net cash provided by financing activities was $325.5 million for the nine months ended September 29, 2023 (Successor) and was primarily attributable to proceeds from the issuance of debt of $380.0 million driven by the issuance of $250.0 million from the debtor-in-possession financing coupled with the draw on our receivables financing facility of $130.0 million. This was partially offset by $52.0 million in debt repayments driven by a $30.0 million repayment on our receivables financing facility and $22.0 million repayment on our variable-rate term loans. We also incurred $2.4 million of debt issuance costs associated with our receivables financing facility.
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

Cash Requirements and Sources from Existing Contractual Arrangements
As a result of the 2023 Chapter 11 Cases, which are further described above under the heading “Significant Events,” there is the potential for significant changes to our financial situation, which would have a material effect on the contractual obligations described under the heading “Cash Requirements and Sources from Existing Contractual Arrangements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K.

Commitments and Contingencies
Legal Proceedings
See Note 12 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of September 29, 2023 (Successor).

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
We believe that our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended September 29, 2023 (Successor), there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2022.

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "anticipate," "approximately," "estimate," "predict," "potential," "continue," "may," "could," "should" or the negative of these terms or similar expressions. Forward-looking statements include, but are not limited to, statements regarding:

•the ability of Mallinckrodt and its subsidiaries to obtain approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court throughout the course of the 2023 Chapter 11 Cases;
•the ability of Mallinckrodt and its subsidiaries to consummate the 2023 Plan and emerge from Chapter 11 within its currently expected timeline or at all;
•the effects of the Chapter 11 Cases, including increased professional costs, on Mallinckrodt’s liquidity, results of operations and businesses;
•the ability of the 2023 Debtors to operate their business during the pendency of the 2023 Chapter 11 Cases;
•the consummation of the transactions contemplated by the RSA and the 2023 Plan, including the ability of the parties to negotiate definitive agreements with respect to the matters covered by the term sheets included in the RSA, the 2023 Plan or otherwise, the occurrence of events that may give rise to a right of any of the parties to terminate the RSA, and the ability of the parties thereto to satisfy the other conditions of the RSA or the 2023 Plan, as applicable, including satisfying the milestones specified in the RSA and completion of the Irish Examinership Proceedings;
•the comparability of Mallinckrodt’s post-emergence financial results to its historical results and the projections filed with the Bankruptcy Court;
•changes in Mallinckrodt’s business strategy and performance;
•Mallinckrodt’s tax treatment by the Internal Revenue Service under Section 7874 and Section 382 of the Internal Revenue Code of 1986, as amended;
•Mallinckrodt’s repurchases of debt securities;
•the effects of the emergence from the 2023 Chapter 11 Cases on the Company's liquidity;
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
•the ability to maintain relationships with Mallinckrodt’s suppliers, customers, employees and other third parties as a result of, and following, the emergence upon completion of the 2023 Chapter 11 Cases, as well as perceptions of the Company's increased performance and credit risks associated with its constrained liquidity position and capital structure, which reflects a recently increased risk of additional bankruptcy or insolvency proceedings;
•the possibility that Mallinckrodt may be unable to achieve its business and strategic goals even after the 2023 Plan is successfully consummated;
•the non-dischargeability of certain claims against Mallinckrodt as part of the bankruptcy process;
•developing, funding and executing Mallinckrodt’s business plan and the Company's ability to continue as a going concern;
•Mallinckrodt’s post-bankruptcy capital structure upon completion of the 2023 Chapter 11 Cases;
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
•business development activities;
•attraction and retention of key personnel in light of the 2023 Chapter 11 Cases;
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
•conducting business internationally;
•Mallinckrodt’s ability to achieve expected benefits from prior or future restructuring activities;
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of September 29, 2023 (Successor), our outstanding debt included $2,096.8 million variable-rate debt on our senior secured term loans, debtor-in-possession financing and receivables financing facility. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense for fiscal 2023 would increase by approximately $12.4 million, which includes the impact of the interest rate cap. For additional information on the interest rate cap, refer to Note 13 of the notes to the unaudited condensed consolidated financial statements.
The remaining outstanding debt as of September 29, 2023 (Successor) is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $1.2 million as of September 29, 2023 (Successor), with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 29, 2023 (Successor) that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 2 and 12 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of September 29, 2023 (Successor), which are incorporated herein by reference.

Item 1A.	Risk Factors.
Except for the risk factors included below, there have been no material changes to the risk factors previously disclosed in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023 and Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2022, filed with the SEC on March 3, 2023.

Risks Related to Our 2023 Chapter 11 Cases
We are subject to risks and uncertainties associated with our 2023 Chapter 11 Cases (and related Irish Examinership Proceedings).
The 2023 Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the Bankruptcy Court has entered the Confirmation Order confirming the Amended 2023 Plan, consummation of the 2023 Plan and emergence from the 2023 Chapter 11 Cases remains subject to the satisfaction of certain conditions. So long as the 2023 Chapter 11 Cases continue, our senior management may be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy Court protection also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in the 2023 Chapter 11 Cases, our customers and suppliers may lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships. As described above, subsequent to the filing of 2023 Chapter 11 Cases, Mallinckrodt’s directors presented a petition before the High Court of Ireland seeking the appointment of an examiner to the Company, thereby commencing examinership proceedings with respect to Mallinckrodt in Ireland. The references to the 2023 Chapter 11 Cases included herein shall include, where applicable, such proceedings in Ireland.
Other significant risks associated with the 2023 Chapter 11 Cases that could result in material adverse effects on our business, financial condition, results of operations, and cash flows include or relate to the following:
•court rulings in the 2023 Chapter 11 Cases or any appeals therefrom, including rulings on appeals of the Bankruptcy Court's orders confirming the 2023 Plan;
•any court determination that the consummation of the 2023 Plan does not render moot challenges thereto;
•our ability to obtain approvals from certain governmental bodies in foreign jurisdictions, including Ireland, that are required to consummate the 2023 Plan;
•our ability to negotiate and enter into definitive documentation regarding the transactions contemplated by the 2023 Plan;
•our ability to satisfy the conditions to consummation of the 2023 Plan and ultimately consummate the 2023 Plan;
•our ability to secure financing, on favorable terms or at all, sufficient to fund the distributions provided for in the 2023 Plan, as well as the eventual repayment of the takeback debt issued pursuant to the 2023 Plan and the receivables financing facility;
•the effects of the filing of the 2023 Chapter 11 Cases on our business and the interests of various constituents, including our shareholders;
•the high costs of the 2023 Chapter 11 Cases;
•our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the 2023 Chapter 11 Cases;
•our competitors may take business away from us, and our ability to retain customers may be negatively impacted;
•increased scrutiny from regulatory authorities, investors and the public;
•negative perceptions associated with multiple bankruptcy filings, which may result in a loss of confidence in our ability to manage financial affairs effectively and negatively impact our reputation in the market;
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
•the availability of operating capital during the pendency of the 2023 Chapter 11 Cases, including any event that could terminate our right to continued access to the cash collateral of our lenders to use as operating capital;
•third-party motions in the 2023 Chapter 11 Cases, including motions which may be filed by parties in interest in the 2023 Chapter 11 Cases, which may interfere with our ability to consummate the 2023 Plan;
•the potential adverse effects of the 2023 Chapter 11 Cases on our liquidity and results of operations;
•the feasibility of the 2023 Plan, including in light of possible changes in our business and its prospects;
•the possibility that creditor claims could be asserted against debtors other than those we believe are liable on those claims;
•the adequacy of our cash balances at the time of our projected exit from the 2023 Chapter 11 Cases; and
•our ability to continue as a going concern.
Furthermore, our second filing for bankruptcy could lead to increased scrutiny from regulatory authorities, investors and the public. The negative perception associated with multiple bankruptcy filings may result in a loss of confidence in our ability to manage financial affairs effectively and negatively impact our reputation in the market. This, in turn, could make it challenging to attract, motivate and/or retain key executives and employees, attract new customers, negotiate favorable contracts, or maintain the trust of stakeholders.
Because of the risks and uncertainties associated with the 2023 Chapter 11 Cases, we may not be able to accurately predict or quantify the ultimate impact the 2023 Chapter 11 Cases may have on our business, financial condition, results of operations and cash flows, nor can we accurately predict the ultimate impact the 2023 Chapter 11 Cases may have on our corporate or capital structure.

Delays in the 2023 Chapter 11 Cases may increase the risks of our being unable to consummate the 2023 Plan and increase our costs associated with the 2023 Chapter 11 Cases.
The Bankruptcy Court has entered the Confirmation Order of the 2023 Plan, but there can be no assurance that we will be able to satisfy the conditions to consummate the 2023 Plan or ultimately consummate the 2023 Plan. A prolonged Chapter 11 process could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could adversely affect our business, financial condition, results of operations and cash flows and our ability to continue as a going concern. A weakening of our financial condition, results of operations and cash flows could adversely affect our ability to implement the 2023 Plan (or any other plan of reorganization). If we are unable to consummate the 2023 Plan, we may be forced to liquidate our assets.

The 2023 Plan and the RSA are subject to significant conditions and milestones that may be difficult for us to satisfy.
Although the Bankruptcy Court has entered the Confirmation Order, there are certain material conditions we must satisfy under the 2023 Plan and the RSA, including the timely satisfaction of milestones in the 2023 Chapter 11 Cases, which include the consummation of the 2023 Plan. Our ability to timely satisfy such conditions and complete such milestones is subject to risks and uncertainties, many of which are beyond our control.

If the RSA is terminated, our ability to consummate the 2023 Plan could be materially and adversely affected.
The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the 2023 Plan by the parties to the RSA, which could adversely affect our ability to consummate the 2023 Plan. If the 2023 Plan is not consummated, there can be no assurance that the 2023 Chapter 11 Cases would not be converted to Chapter 7 liquidation cases or that any new plan would be as favorable to holders of claims against the 2023 Debtors as contemplated by the RSA.

Even if the 2023 Plan is consummated, we may not be able to achieve our stated goals or continue as a going concern.
Even if the 2023 Plan or any other Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as substantial indebtedness, changes in economic conditions, changes in our industry, changes in demand for our services and products and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that the 2023 Plan will achieve our stated goals or that we will be able to continue as a going concern.

Furthermore, even if our debts and other liabilities are reduced or discharged through the 2023 Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the 2023 Chapter 11 Cases. Lenders may perceive us as high-risk borrowers, leading to higher interest rates or limited access to capital, which could impede our growth prospects and hinder our capacity to invest in critical projects or expand our market reach. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert our 2023 Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. If we are unable to satisfy the conditions to consummate the 2023 Plan and ultimately consummate the 2023 Plan, we believe that conversion of the 2023 Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code could become possible. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the 2023 Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

If the confirmed 2023 Plan is not consummated, termination of our exclusive right to file a Chapter 11 plan and the exclusive right to solicit acceptances could result in competing plans of reorganization, which could have less favorable terms or result in significant litigation and expenses.
We currently have the exclusive right to file a Chapter 11 plan through and including December 26, 2023, and the exclusive right to solicit acceptances of any such plan through February 26, 2024. Such deadlines may be extended from time to time by the Bankruptcy Court "for cause" (as permitted by §1121(d) of the Bankruptcy Code) until the dates 18 months and 20 months after the date we filed the Chapter 11 Cases, respectively. While it is likely that we would file a motion with the Bankruptcy Court to extend such deadlines to the statutory maximum, if necessary, it is possible that (a) parties in interest could seek to shorten or terminate such exclusive plan filing and solicitation periods "for cause" (as permitted by §1121(d) of the Bankruptcy Code)) or (b) that such periods could expire without extension. If we are unable to satisfy the conditions to consummate the 2023 Plan and ultimately consummate the 2023 Plan, we believe that such termination or expiration may become more likely.
If our exclusive plan filing and solicitation periods expire or are terminated, other parties in interest will be permitted to file alternative plans of reorganization. There can be no assurances that recoveries under any such alternative plan would be as favorable to creditors as the 2023 Plan. In addition, the proposal of competing plans of reorganization may entail significant litigation and significantly increase the expenses of administration of the 2023 Chapter 11 Cases, which could deplete creditor recoveries under any plan.

As a result of the 2023 Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.
During the 2023 Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the 2023 Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the 2023 Plan. We also may be required to adopt fresh-start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh-start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.

Even if we emerge from bankruptcy as expected, our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court or otherwise made public in the course of the 2023 Chapter 11 Cases.
In connection with the disclosure statement we filed with the Bankruptcy Court and the hearing to consider confirmation of the 2023 Plan (as well as in certain other filings), we prepared projected financial information for various reasons, including to demonstrate to the Bankruptcy Court the feasibility of the 2023 Plan and our ability to continue operations upon our emergence from the 2023 Chapter 11 Cases. Those projections were prepared solely for the purposes stated therein and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Even if we emerge from bankruptcy as expected, actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on those projections.

We may be subject to claims that will not be discharged in the 2023 Chapter 11 Cases, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

The pursuit of the 2023 Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business, financial condition, results of operations and cash flows, and we may experience increased levels of employee attrition.
While the 2023 Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the 2023 Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition, results of operations and cash flows, particularly if the 2023 Chapter 11 Cases are protracted.
Furthermore, during the pendency of the 2023 Chapter 11 Cases, we have experienced and may continue to experience increased levels of employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the 2023 Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the longer the 2023 Chapter 11 Cases continue, the more likely it is that vendors and employees will lose confidence in our ability to reorganize our business successfully.

Upon our emergence from bankruptcy, the composition of our Board of Directors will change, and the post-emergence Board of Directors may implement changes in our business strategy that could affect the scope and results of our operations.
In connection with emergence from bankruptcy, the new owners of our company will appoint new directors to our Board of Directors, and such Board of Directors will also have the authority to remove or replace the then existing officers. Such changes could have an impact on the current composition of the senior management team, which could have a material impact on our business. Our corporate business strategy is subject to continued development, evaluation and implementation by our management and Board of Directors. The new directors and management may have different backgrounds, experiences and perspectives from our current directors and management and, thus, may have different views on the issues that will determine our future, including our strategic plans and priorities. The post-emergence Board of Directors and management may determine, from time to time, to implement changes in our business strategy that may affect our operations and differ materially from our current strategy and plans. There is, however, no guarantee that the strategic initiatives and plans of the new board and management will be implemented in a timely manner or at all and, consequently, there is no guarantee that the operational and financial objectives of the new board and management will be achieved in a timely manner or at all.

Aspects of the 2023 Chapter 11 Cases limit the flexibility of our management team in running our business.
Until the 2023 Plan is consummated, we will continue to operate our business under supervision by the Bankruptcy Court, and in the case of Mallinckrodt plc, the supervision of the Examiner appointed by the High Court of Ireland. While we do so, we are required to obtain approval of the Bankruptcy Court, and in some cases certain other parties (including the Examiner), prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties-in-interest, and one or more hearings. Parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court (or in the case of Mallinckrodt plc, the Examiner) does not approve a proposed activity or transaction, we would be prevented from engaging in activities, transactions and internal restructurings that we believe are beneficial to us, which may have an adverse effect on our business, financial condition, results of operations and cash flows.

Certain key aspects of the 2023 Plan must be implemented through the Irish Examinership Proceedings. The examinership process is overseen by the High Court of Ireland and the outcome of those proceedings is a matter within the discretion of the High Court of Ireland. While we believe that the Irish Examinership Proceedings will result in the implementation of those Irish law aspects of the 2023 Plan, there is no guarantee that such implementation will occur.
The implementation of the 2023 Plan confirmed by the Bankruptcy Court (and consequently the emergence from Chapter 11) is dependent on a number of conditions precedent. Since we are incorporated in Ireland, one of the conditions precedent is the implementation of certain key aspects of the 2023 Plan through an examinership process under the laws of Ireland. Under this process, the High Court of Ireland has appointed an independent bankruptcy official, known as the Examiner, to review our business, including the 2023 Plan, and, if considered appropriate by the Examiner, propose a scheme of arrangement to the creditors and members of the Company that will implement certain key Irish law aspects of the 2023 Plan. In order to make an order confirming the 2023 Scheme of Arrangement, the High Court of Ireland must be satisfied that:
•a majority in number of creditors whose interests or claims would be impaired by implementation of the scheme of arrangement, representing a majority in value of the claims that would be impaired by its implementation, have voted to accept it; or
•if the above requirement is not satisfied, then a majority of the classes of creditors whose interests would be impaired by the scheme of arrangement have voted to accept it, provided that at least one of those creditors classes is a class of secured creditors or is senior to the class or ordinary unsecured creditors; or
•if neither of the above requirements is satisfied, at least one class of creditors whose interests or claims would be impaired by the scheme of arrangement, other than a class which would not receive any payment or keep any interest in a liquidation scenario, has voted to accept it.
On October 30, 2023, the Examiner convened meetings of the shareholders and impaired creditor classes of Mallinckrodt plc. On November 2, 2023, the Examiner presented a report to the High Court of Ireland on the outcome of the meetings, which confirmed that all of the meetings of the impaired creditors and the members of Mallinckrodt plc that were held on November 2, 2023 voted in favor of the 2023 Scheme of Arrangement. On the same date that the report was presented, the High Court of Ireland made an order directing that a hearing for the confirmation of the 2023 Scheme of Arrangement pursuant to Section 541 of the Companies Act 2014 of Ireland be held on November 10, 2023. We believe that the 2023 Scheme of Arrangement should be confirmed by the High Court of Ireland. However, any decision to confirm any such scheme of arrangement is subject to the discretion of the High Court of Ireland and there is no guarantee that such approval will be forthcoming. In the event that such approval is not forthcoming, it may be necessary to amend the 2023 Plan, propose an amended scheme of arrangement and/or consider other restructuring or strategic options, including the liquidation of the Company.

Exercise of the CVRs pursuant to the CVR Agreement would result in either a cash payment to the Trust that could adversely affect our liquidity or, an issuance of shares of New Common Equity in our reorganized company that could result in substantial dilution to holders of New Common Equity.
On the 2023 Effective Date, and pursuant to the RSA and the 2023 Plan, we will enter into the CVR Agreement with the Trust providing for the CVRs. Upon exercise of the CVRs, the Trust will be entitled to receive, at our election, either an amount of cash or, subject to certain conditions, a number of shares of New Common Equity in our reorganized company with a value equal to the market price of such shares less the exercise price, which will be based on a total enterprise value of $3.776 billion less funded debt at emergence plus any excess cash at emergence after the emergence-date cash sweep contemplated by the RSA. The CVRs will be exercisable at any time for four years after the 2023 Effective Date. No assurances can be given as to when and if the Trust will exercise the CVRs, or whether we will elect to settle the CVRs in cash or New Common Equity. If we were to settle the CVRs in cash, such cash payment could adversely affect our liquidity and financial condition and the market price of the New Common Equity. Were we to elect to settle the CVRs via the issuance of shares of New Common Equity, such equity issuance could result in substantial dilution to existing holders of the shares of New Common Equity and cause the value of the shares to decline. The possibility of either such an occurrence may be viewed negatively by investors and have an unfavorable impact on the liquidity, market for and trading value of shares of New Common Equity.
In addition, because the New Common Equity will not be listed on a national securities exchange, the price for the shares for purposes of the payment to be made to the Trust could be determined by an appraisal process carried out by a banking institution, which would incur additional costs and may lead to a determination of the price for the shares that is unfavorable to us.

Risks Related to Our Indebtedness and Settlement Obligations
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations and could further adversely affect our ability to make ongoing payments in respect of the 2020 Plan.
We have substantial indebtedness and settlement obligations. As of September 29, 2023 (Successor), total debt principal was $3,892.0 million, of which $380.0 million was classified as current, and the remainder classified as liabilities subject to compromise. Even though we expect that a significant portion of our existing indebtedness will be reduced or discharged in part through the 2023 Plan, we expect to have substantial remaining indebtedness upon emergence from bankruptcy, which could adversely affect our ability to fulfill our financial obligations (including our ability to service our indebtedness and settlement obligations of the remaining $236.1 million for our Acthar Gel-related litigation settlement) and have a negative impact on our financing options and liquidity positions.
Our degree of debt leverage and significant settlement obligations, even if our existing indebtedness is reduced or discharged in part through the 2023 Plan, could have significant consequences, including the following:
•making it more difficult for us to satisfy our obligations with respect to our debt and our ongoing obligations in respect of the settlement with governmental entities regarding Acthar Gel;
•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, research and development, acquisitions and other general corporate purposes;
•limiting our ability to refinance our indebtedness, certain of which is expected to be subject to a significant makewhole payment requirement for prepayments during a specified period following emergence, or make prepayments of our ongoing obligations in respect of the settlement with governmental entities regarding Acthar Gel on terms acceptable to us or at all;
•placing us at a competitive disadvantage to other less leveraged competitors;
•making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures;
•limiting our flexibility in planning for and reacting to changes, opportunities and challenges in our business, including changes in the industry in which we compete, changes in our business and strategic opportunities, and adverse developments in our operations; and
•increasing our costs of borrowing.
As discussed in greater detail above in "Risks Related to Our 2023 Chapter 11 Cases," although the 2023 Plan has been confirmed, it has not yet been consummated and our ability to consummate the contemplated restructuring is subject to many risks and a number of conditions. We cannot guarantee that we will satisfy all such conditions and otherwise consummate the contemplated restructuring.

Even if our existing indebtedness and opioid-related litigation settlement obligations are restructured, we may not be able to generate sufficient cash to service all of our indebtedness and settlement obligations and we may be forced to take other actions to satisfy our obligations under our indebtedness and settlement obligations, which may not be successful.
Even if our existing indebtedness and opioid-related litigation settlement obligations are reduced or discharged in part through (or as a result of the effectiveness of) the 2023 Plan, our ability to make scheduled payments on or to refinance our going-forward debt obligations and Acthar Gel-related settlement obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness and satisfy our Acthar Gel-related settlement obligations.
If our cash flows and capital resources following emergence from bankruptcy are insufficient to fund our debt service obligations and other cash requirements (including our Acthar Gel-related settlement obligations), we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness and Acthar Gel-related settlement obligations. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations and Acthar Gel-related settlement obligations. The agreements governing our existing indebtedness restrict (and we expect that any agreement governing our remaining indebtedness upon emergence from bankruptcy will restrict) (a) our ability to dispose of assets and use the proceeds from any such dispositions (other than for repayment of indebtedness, which repayment, for a specified period following emergence, is expected to be subject to a makewhole premium) and (b) our ability to raise debt capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations or Acthar Gel-related settlement obligations then due.
Our inability to generate sufficient cash flows following emergence from bankruptcy to satisfy our debt obligations and Acthar Gel-related settlement obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.
If we cannot make scheduled payments on our debt or the Acthar Gel-related settlement obligations following emergence from the 2023 Chapter 11 Cases, we will be in default and, as a result, lenders under any of our then-outstanding indebtedness could declare essentially all outstanding principal and interest to be due and payable, our secured lenders could foreclose against the assets securing such borrowings, beneficiaries of our then-outstanding Acthar Gel-related settlement obligations could declare such obligations to be due and payable, and we could be forced to return to bankruptcy or into liquidation.

Even if our existing indebtedness is restructured, our debt levels and challenges in the commercial and credit environment may materially adversely affect our ability to issue debt on acceptable terms and our future access to capital.
Our ability to issue debt or enter into other financing arrangements on acceptable terms could be materially adversely affected by the 2023 Chapter 11 Cases, our debt levels (even if our existing indebtedness is reduced or discharged in part through the 2023 Plan) or if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or other significantly unfavorable changes in economic conditions occur. In addition, volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

The terms of the agreements that govern our current indebtedness and settlement obligations restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies, and we expect similar restrictions to apply to the agreements that will govern our indebtedness post-emergence from the 2023 Chapter 11 Cases.
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
•make any principal payment on, or redeem or repurchase, subordinated, junior secured or unsecured debt and, with respect to certain of our indebtedness and the Acthar Gel-related settlement obligations;
•make loans, advances or other investments;
•sell or otherwise dispose of assets, including capital stock of subsidiaries;
•incur liens;
•enter into transactions with affiliates;
•enter into sale and lease-back transactions;
•permit the occurrence of certain change of control transactions;
•consolidate or merge with or into or sell all or substantially all of our assets to, another person or entity; and
•draw the full amount of financing otherwise available under our receivables-based financing facility.
We expect similar restrictions to apply to the agreements that will govern our indebtedness post-emergence from the 2023 Chapter 11 Cases.
A breach of the covenants under the agreements that govern the terms of any of our indebtedness or settlement obligations could result in an event of default under the applicable indebtedness or settlement obligations. Such default may allow the creditors to accelerate the related debt or settlement obligations and may result in the acceleration of any other debt or settlement obligations to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Credit Agreement that governs our receivables-based financing facility would permit the lenders under such facility to terminate all commitments to extend further credit thereunder. Furthermore, if we are unable to repay the amounts due and payable under our secured indebtedness, those creditors will be able to proceed against the collateral granted to them to secure that secured indebtedness. Additionally, if a change in control transaction were to occur, such a transaction may accelerate the maturity dates on our indebtedness. If the holders of our debt or settlement obligations accelerate the repayment of our borrowings or the payment of our settlement obligations for the above reasons, or any other, we may not have sufficient assets to repay such indebtedness or settlement obligations.
As a result of these restrictions, coupled with operating limitations imposed by the 2020 Plan and the agreements that are expected to govern our indebtedness post-emergence from the 2023 Chapter 11 Cases, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns;
•unable to respond to changing circumstances or to pursue our business strategies; or
•unable to compete effectively, execute our growth strategy or take advantage of new business opportunities.
These restrictions may affect our ability to operate in accordance with our plans, otherwise achieve our operational and financial objectives in a timely manner or at all, and have an adverse effect on our business, financial condition, results of operations and cash flows.

Our variable-rate indebtedness exposes us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our secured indebtedness, including borrowings under our existing senior term loans and certain of our takeback debt post-emergence from the 2023 Chapter 11 Cases, is or is expected to be, as applicable, subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase and our net loss would increase, even though the amount borrowed under the facilities remained the same. As of September 29, 2023 (Successor), we had $2,096.8 million outstanding variable-rate debt on our senior secured term loans and $100.0 million outstanding on our receivables financing facility. An unfavorable movement in interest rates, primarily SOFR, could result in higher interest expense and cash payments for us. Although we have entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows, we cannot provide assurance that such arrangement or any other similar arrangement that we may enter into will successfully mitigate such interest rate volatility.

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

We may need additional financing in the future to meet our capital needs or to make acquisitions, and such financing may not be available on favorable or acceptable terms, or at all, and may be dilutive to existing shareholders; the use of proceeds from future financing will be subject to the restrictions from our indebtedness.
We may need to seek additional financing for general corporate purposes. For example, we may need to increase our investment in R&D activities or need funds to make acquisitions. We may be unable to obtain any desired additional financing on terms that are favorable or acceptable to us, or at all. Depending on market conditions and subject to the restrictions from our existing indebtedness, adequate funds may not be available to us on acceptable terms and we may be unable to fund our expansion, successfully develop or enhance products, or respond to competitive pressures, any of which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. In addition, even if we are able to raise such additional funds, the use of proceeds therefrom will be subject to the limitations imposed by our indebtedness, both pre- and post-emergence, including the terms of the agreements governing the new takeback debt following our emergence from the 2023 Chapter 11 Cases.

Definitive agreements governing the new takeback debt to be issued in connection with our planned emergence from the 2023 Chapter 11 Cases has not yet been fully agreed to and could be materially different from the terms governing our existing indebtedness.
We have not yet reached a final definitive agreement on the terms of the new takeback debt to be issued in connection with our planned emergence from the 2023 Chapter 11 Cases. The terms and conditions of such agreement remain under negotiation between us and certain of the parties to the RSA, and such terms and conditions may be materially different from the terms governing our existing indebtedness, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
The transactions contemplated by the 2023 Plan, including plans to issue new takeback debt, remain subject to certain conditions, including the completion of the Irish Examinership Proceedings. Accordingly, no assurance can be given that the transactions described therein will be consummated.

Risks Related to Tax Matters
Our tax attributes and future tax deductions may be reduced or significantly limited as a result of the Chapter 11 filing.
Generally, any discharge of our external or internal debt obligations as a result of the Chapter 11 filing for an amount less than the adjusted issue price may give rise to cancellation of indebtedness income, which must either be included in our taxable income or result in a reduction to our tax attributes.
Certain tax attributes otherwise available and of value to us may be reduced, in most cases by the principal amount of the indebtedness forgiven. U.S. and non U.S. tax attributes subject to reduction include: (i) net operating losses ("NOL(s)") and NOL carryforwards; (ii) credit carryforwards (iii) capital losses and capital loss carryforwards; and (iv) the tax basis of our depreciable, amortizable and other assets. Loss of these tax attributes may have an adverse effect on our prospective cash flow.
To the extent, if any, that U.S. NOL carryforwards, other losses and credits generated by us prior to emergence from bankruptcy are available as deductions after emergence, our ability to utilize such deductions may be limited by Section 382 of the Internal Revenue Code (the “IRC”). Section 382 provides rules limiting the utilization of a corporation's NOLs and other losses, deductions and credits following a more than 50% change in ownership of a corporation's equity (an “ownership change”). An ownership change may occur with respect to our company in connection with 2023 Chapter 11 Cases, unless the IRC Section 382(l)(5) exception applies. This exception is not easily met as it requires a majority of the holders of our stock after bankruptcy to meet certain specific and narrow conditions. Therefore, our U.S. NOLs may be significantly limited by Section 382 of the IRC. The amount of our post ownership change annual U.S. taxable income that can be offset by the pre-ownership change U.S. NOLs generally cannot exceed an amount equal to the product of (a) the applicable federal long-term tax exempt rate in effect on the date of the ownership change and (b) the value of our U.S. affiliate stock immediately prior to implementation of the 2023 Plan (the “Annual Limitation”). However, if the value of our U.S. affiliate stock is zero, if we do not continue our historic business or use a significant portion of our assets in a new business for two years after the ownership change, the Annual Limitation resulting from the ownership change is zero and we may be significantly limited in our ability to use any of our pre-emergence U.S. NOLs. In addition, if we have a net unrealized built in loss at the time of an ownership change, future deductions for items such as amortization, depreciation, and settlement liabilities may also be significantly limited. Limitations on our ability to prospectively use these tax attributes may have an adverse effect on our prospective cash flow.

Risks Related to Our Ordinary Shares
The 2023 Plan contemplates the cancellation of our ordinary shares without any value being delivered to shareholders. Any trading in our ordinary shares during the pendency of our 2023 Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our ordinary shares.
The 2023 Plan, which has been confirmed, but consummation of which remains subject to the satisfaction of certain conditions, contemplates the cancellation of our ordinary shares. We have a significant amount of indebtedness and other liabilities that are senior to our current ordinary shares in our capital structure, and the 2023 Plan contemplates value being distributed in respect of such indebtedness and liabilities and not our shares. In addition, our existing ordinary shares have substantially decreased in value leading up to and during the 2023 Chapter 11 Cases. Accordingly, any trading in our ordinary shares during the pendency of our 2023 Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our ordinary shares.

Risks Related to Our Business
We plan to implement changes to our Acthar Gel patient assistance program, which may receive additional review from governmental regulators and, if challenged, could have a material adverse effect on future net sales of Acthar Gel
We currently offer a patient assistance program ("PAP") that provides free Acthar Gel vials to certain eligible patients. Beginning on January 1, 2024, we plan to implement changes to that program that would expand our program to eligible Medicaid beneficiaries who have been prescribed Acthar Gel for an on-label indication and meet all other PAP eligibility criteria. Our decision to expand PAP eligibility is a response to changes in the Medicaid Drug Rebate Program’s ("MDRP") unit rebate amount calculation that become effective in 2024 and should ensure that Medicaid patients retain timely and affordable access to Acthar Gel. If we do not make this change to our PAP, as a result of the changes to MDRP unit rebate amount calculation, we expect that we will have significantly more rebate liability beginning in 2024 resulting in negative net sales under the MDRP. We have provided the Centers for Medicare & Medicaid Services ("CMS") and the Office of the Inspector General within the Department of Health and Human Services ("OIG") with advance notice of these changes. While we believe these changes comply with existing statutory and regulatory requirements and related guidance, including based on consultation with external advisors, it is possible that CMS, OIG or other governmental agencies could take issue with such changes. If we are unable to either expand our PAP as currently planned or find an alternative solution, we will incur additional expenses under the 2024 changes to the MDRP unit rebate amount calculation, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

We may be unable to protect our intellectual property rights or intellectual property rights may be limited.
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
In October 2023, we received two notifications from the Japan Patent Office that indicate that a company has filed two invalidation proceedings against two patent term extension ("PTE") registrations relating to one or more patent(s) we were previously granted that cover Amitiza and its use in Japan. While we believe that that our PTE registrations are valid, and we intend to vigorously defend the PTE registrations, if we are unsuccessful, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Securities
The following table summarizes the repurchase activity of our ordinary shares. The repurchase activity presented below is limited to deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations as there were no market repurchases during fiscal 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs (in millions)
April 1,2023 to April 28, 2023	—	$—	—	$—
April 29, 2023 to June 2, 2023	—	—	—	—
June 3, 2023 to June 30, 2023	64,176	1.30	—	—
July 1, 2023 to July 28, 2023	—	—	—	—
July 29, 2023 to September 1, 2023	57,017	0.69	—	—
September 2, 2023 to September 29, 2023	—	—	—	—
April 1, 2023 to September 29, 2023	121,193	$1.01	—	—

Item 5.	Other Information.
During the third quarter of 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6.	Exhibits.

Exhibit Number	Exhibit

2.1
First Amended Plan of Reorganization of Mallinckrodt Plc and Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 10, 2023).

10.1	Form of KEIP Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 7, 2023).
10.2
Forbearance Agreement, dated as of July 16, 2023, among Mallinckrodt International Finance S.A., Mallinckrodt CB LLC and certain holders of the 2028 First Lien Notes (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 17, 2023).

10.3
Forbearance Agreement, dated as of July 16, 2023, among Mallinckrodt International Finance S.A., Mallinckrodt CB LLC and certain holders of the 2029 Second Lien Notes (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 17, 2023).

10.4
Forbearance Agreement, dated as of July 16, 2023, among Mallinckrodt plc, Mallinckrodt International Finance S.A., Mallinckrodt CB LLC, certain lenders party thereto and Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 17, 2023).

10.5
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

10.6
Amendment No. 2, dated as of August 4, 2023, to the Amended and Restated Employment Agreement, dated as of February 22, 2023, between Sigurdur Olafsson and ST Shared Services LLC, as amended on June 23, 2023 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed August 9, 2023).

10.7
Amendment to Forbearance Agreement, dated as of August 15, 2023, among Mallinckrodt International Finance S.A., Mallinckrodt CB LLC and certain holders of the 2028 First Lien Notes (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 15, 2023).

10.8
Amendment to Forbearance Agreement, dated as of August 15, 2023, among Mallinckrodt International Finance S.A., Mallinckrodt CB LLC and certain holders of the 2029 Second Lien Notes (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 15, 2023).

10.9
Amendment to Forbearance Agreement, dated as of August 15, 2023, among Mallinckrodt plc, Mallinckrodt International Finance S.A., Mallinckrodt CB LLC, certain lenders party thereto and Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 15, 2023).

10.10
Amendment to Forbearance Agreement, dated as of August 15, 2023, by and among ST US AR Finance LLC, Barclays Bank plc, as administrative agent and collateral agent, and the Lenders comprising the Required Lenders signatory thereto; Acknowledgment and Release, dated as of July 16, 2023, among MEH, Inc., Ino Therapeutics LLC, Mallinckrodt ARD LLC, Mallinckrodt APAP LLC, SpecGX LLC and Therakos, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 15, 2023).

10.11	Restructuring Support Agreement, dated August 23, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 23, 2023).
10.12	Form of Bilateral Shareholder Agreement, dated August 23, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 23, 2023).
10.13
Amended ABL Credit Agreement, dated August 23, 2023, by and among ST US AR Finance LLC, Barclays Bank plc, as administrative agent and collateral agent, and the Lenders comprising the Required Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 23, 2023).

10.14
Amended and Restated Forbearance Agreement, dated as of August 23, 2023, by and among ST US AR Finance LLC, Barclays Bank plc, as administrative agent and collateral agent, and the Lenders comprising the Required Lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 23, 2023).

10.15
Final Amendment to Opioid Deferred Cash Payments Agreement, dated August 23, 2023, by and among Mallinckrodt Plc, Mallinckrodt LLC, SpecGX Holdings LLC, SpecGX LLC and the Opioid Master Disbursement Trust II.

10.16	Final Amendment to the Opioid MDT II Cooperation Agreement, dated as of August 23, 2033, by and among Mallinckrodt Plc, its undersigned affiliates and the Opioid Master Disbursement Trust II.

10.17
Amendment to the Purchase and Sale Agreement, dated as of August 30, 2023, by and among by and among the various entities listed on Schedule I thereto as originators or that become parties thereto as originators from time to time pursuant to Section 4.3 thereof, MEH, Inc., as servicer and ST US AR Finance LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 6, 2023).

10.18
Originator Performance Guaranty, dated as of August 30, 2023, by and among the various entities listed on Schedule I to the Purchase and Sale Agreement as originators or that become parties thereto as originators from time to time pursuant to Section 4.3 thereof (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 6, 2023).

10.19
Performance Guaranty, dated as of August 30, 2023, by and among MEH, Inc. and Barclays Bank plc (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 6, 2023).

10.20
Senior Secured Debtor-in-Possession Credit Agreement, dated as of September 8, 2023 by and among Mallinckrodt plc, Mallinckrodt International Finance S.A., Mallinckrodt CB LLC, the lenders from time to time party thereto, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Acquiom Agency Services LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 11, 2023).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive Data File (Form 10-Q for the quarterly period ended September 29, 2023 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed." The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

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

Date: November 7, 2023