Form 10-K
period 2023-12-29
Mallinckrodt plc
filed 2024-03-26
CIK 1567892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-K
 ____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2023
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Ordinary shares, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☒	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $15.3 million (based upon the closing price of $1.18 per share as reported by the NYSE American LLC on that date).
The number of shares of the registrant's common stock outstanding as of March 22, 2024 was 19,696,335.
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes   ☐ No
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 29, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-Looking Statements
The Company has made forward-looking statements in this Annual Report that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning the effects of the Company’s emergence from bankruptcy twice in recent years, the Company's possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "anticipate," "estimate," "predict," "potential," "continue," "may," "will," "should" or the negative of these terms or similar expressions.
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

Risks Related to Our Emergence from Bankruptcy
•Emerging from bankruptcy twice in recent years could adversely affect our business.
•Our actual financial results after emerging from the 2023 Bankruptcy Proceedings may not be comparable to our projections filed with the Bankruptcy Court.
•Our historical financial statements are not comparable to the information contained in our financial statements after the application of fresh-start accounting following emergence from the 2023 Bankruptcy Proceedings.
•Our Board of Directors has changed and may implement changes in our business strategy.
•Exercise of the contingent value rights would result in either a cash payment to the Opioid Master Disbursement Trust II that could adversely affect our liquidity or an issuance of ordinary shares that could result in dilution to holders of our ordinary shares.

Risks Related to Our Business
•Governmental investigations, inquiries, and regulatory actions and lawsuits with respect to our historical commercialization of opioids could adversely affect us.

•The healthcare industry has been under increasing scrutiny and non-compliance with relevant policies, laws, regulations or government guidance may result in adverse actions.
•We have various contractual and court-ordered compliance obligations that, if violated, could result in penalties.
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
•Our reporting and payment obligations under governmental purchasing and rebate programs are complex. Any determination of failure to comply could have a material adverse effect on our business.
•Cost-containment efforts of our customers and other parties could materially adversely affect our business.
•Extensive laws and regulations govern the industry in which we operate and any failure to comply may materially adversely affect us.
•Our approved and investigational products, may cause undesirable side effects that limit their commercial profile or result in other negative consequences.
•We may be unable to successfully develop, commercialize or launch new products or expand commercial opportunities for existing products.
•We may not be successful in our efforts to identify or discover additional products or product candidates at the rate we expect.
•We may not achieve the anticipated benefits of price increases of our pharmaceutical products.
•Our customer or product concentration may materially adversely affect our business.
•We may be unable to protect our intellectual property rights or we may be subject to claims that we infringe on the intellectual property rights of others.
•Clinical trials demonstrating the efficacy of Acthar Gel® are limited, which could cause physicians not to prescribe Acthar Gel, or payers not to reimburse the drug.
•Clinical studies are expensive and time-consuming, and their outcome is highly uncertain. If any such studies are delayed or yield unfavorable results, regulatory approval may be delayed or become unobtainable.
•We may incur litigation liability, including product liability losses.
•If our business development activities or other strategic transactions are unsuccessful, it may adversely affect us.
•We may be unable to attract and retain key personnel.
•Our business depends on the continued effectiveness of our information technology infrastructure, and external attacks or any failures could harm our operations.
•Some of our products are regulated as controlled substances and are subject to significant regulation by the United States Drug Enforcement Agency and other regulatory agencies.
•At times, quotas granted by the United States Drug Enforcement Agency with respect to controlled substances may be insufficient to meet our needs.
•Our business could suffer if we, or our suppliers, encounter manufacturing or supply problems.
•Our global operations expose us to risks and challenges associated with conducting business internationally.
•We have intangible assets that use our future projections of cash flows in impairment testing and unfavorable variances from these projections may cause an increased risk of future impairment.

Risks Related to Our Indebtedness and Settlement Obligation
•Our substantial indebtedness and settlement obligation could adversely affect our financial condition and future access to capital and may prevent us from fulfilling our obligations or make ongoing payments in respect of the 2023 plan of reorganization.
•The terms of the agreements that govern our indebtedness and settlement obligation restrict our current and future operations.
•Borrowing capacity under our receivables-based financing facility may decrease, may not be extended upon maturity, or the maturity date may be accelerated.
•Our variable-rate indebtedness exposes us to interest rate risk.
•Despite current and anticipated indebtedness levels, we may still be able to incur more debt.
•Future financings may not be available on favorable terms and may be dilutive, and the use of proceeds therefrom will be subject to restrictions from our existing indebtedness.

Risks Related to Tax Matters
•The United States could treat Mallinckrodt plc as a U.S. taxpayer under Internal Revenue Code Section 7874.
•The IRS may interpret IRC Section 382 limitation and cancellation of debt income attribution rules differently.
•A loss of a major tax dispute or a challenge to our operating structure or intercompany pricing policies could result in a higher tax rate on our worldwide earnings, which could result in a material adverse effect on our financial condition, results of operations and cash flows.
•Our status as a foreign corporation for U.S. federal tax purposes could be affected by a change in law.

Risks Related to Our Jurisdiction of Incorporation
•Irish law differs from U.S. laws and may afford less protection to holders of our securities.
•Irish law imposes restrictions on certain aspects of capital management.

Risks Related to Our Ordinary Shares
•Our ordinary shares are not listed on any national securities exchange, and we could cease to be a reporting company in the future, which would expose holders of our ordinary shares to risks of an investment in a private company.
•Our new articles of association contains provisions that are more similar to United States private companies.
•We are a "smaller reporting company" and our reduced disclosure requirements could make our ordinary shares less attractive to investors.

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
Our principal executive offices are located at College Business & Technology Park, Cruiserath, Blanchardstown, Dublin 15, Ireland, where our Specialty Brands global external manufacturing operations are also located. In addition, we have other locations in the United States ("U.S."), most notably our corporate shared services office in Hazelwood, Missouri, our Specialty Brands commercial headquarters in Bridgewater, New Jersey, and our Specialty Generics headquarters and technical development center in Webster Groves, Missouri.

Emergence from Voluntary Reorganization
2023 Bankruptcy Proceedings
On August 28, 2023 ("2023 Petition Date"), we voluntarily initiated Chapter 11 proceedings ("2023 Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code ("Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). On September 20, 2023, the directors of the Company initiated examinership proceedings with respect to Mallinckrodt plc by presenting a petition to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 seeking the appointment of an examiner to Mallinckrodt plc. On October 10, 2023, the Bankruptcy Court entered an order confirming a plan of reorganization ("2023 Plan"). Subsequent to the Bankruptcy Court’s order confirming the 2023 Plan, the High Court of Ireland made an order confirming a scheme of arrangement on November 10, 2023, which is based on and consistent in all respects with the 2023 Plan ("2023 Scheme of Arrangement"). The 2023 Plan and the 2023 Scheme of Arrangement became effective on November 14, 2023, ("2023 Effective Date "), and we emerged from the 2023 Chapter 11 Cases and the Irish examinership proceedings (together, the "2023 Bankruptcy Proceedings") on that date. Refer to Note 2 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information on the 2023 Plan and emergence from the 2023 Bankruptcy Proceedings.

2020 Bankruptcy Proceedings
On October 12, 2020, we voluntarily initiated Chapter 11 proceedings ("2020 Chapter 11 Cases"). On March 2, 2022, the Bankruptcy Court entered an order confirming a plan of reorganization ("2020 Plan"). Subsequent to the Bankruptcy Court’s order confirming the 2020 Chapter 11 Cases, the High Court of Ireland made an order confirming a scheme of arrangement on April 27, 2022, which was based on and consistent in all respects with the 2020 Plan ("2020 Scheme of Arrangement"). On June 8, 2022, the Bankruptcy Court entered an order approving a minor modification to the 2020 Plan. The 2020 Plan became effective on June 16, 2022 ("2020 Effective Date "), and we emerged from the 2020 Chapter 11 Cases and the Irish examinership proceedings (together, the "2020 Bankruptcy Proceedings") on that date.

Adoption of Fresh-Start Accounting
Upon emergence from both the 2020 Bankruptcy Proceedings on June 16, 2022 and the 2023 Bankruptcy Proceedings on November 14, 2023, we adopted fresh-start accounting in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 852 - Reorganizations ("ASC 852"), and became a new entity for financial reporting purposes as of each of the 2020 Effective Date and the 2023 Effective Date. References to "Successor" relate to the financial position as of December 29, 2023 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to "Predecessor" relate to the financial position as of December 30, 2022 and results of operations of the Company for the period from December 31, 2022 through November 14, 2023, the period from June 17, 2022 through December 30, 2022, and for the periods prior to, and including June 16, 2022. All emergence-related transactions related to the 2020 Effective Date and the 2023 Effective Date were recorded as of June 16, 2022 and November 14, 2023, respectively. Accordingly, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor periods and the consolidated financial statements for the Predecessor periods from June 17, 2022 through December 30, 2022 and December 31, 2022 through November 14, 2023 are not comparable to the consolidated financial statements for the Predecessor period prior to and including June 16, 2022. Refer to Note 3 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information.

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. The period November 15, 2023 through December 29, 2023 reflects the Successor period, while the period December 31, 2022 through, and including, November 14, 2023 reflects the Predecessor period. The combined periods of December 31, 2022 through November 14, 2023 (Predecessor) and November 15, 2023 through December 29, 2023 (Successor) ("fiscal 2023") and the combined periods of January 1, 2022 through June 16, 2022 (Predecessor) and June 17, 2022 through December 30, 2022 (Predecessor) ("fiscal 2022") consisted of 52 weeks, while the fiscal year ended December 31, 2021 (Predecessor) ("fiscal 2021") consisted of 53 weeks.

Our Businesses and Products

We manage our business in two reportable segments: Specialty Brands and Specialty Generics. Information regarding the product portfolios and business strategies of these segments is included in the following discussion.

Specialty Brands
Our Specialty Brands segment markets branded pharmaceutical products for autoimmune and rare diseases in the specialty areas of neurology, rheumatology, hepatology, nephrology, pulmonology, ophthalmology and oncology; immunotherapy and neonatal respiratory critical care therapies and gastrointestinal products. Our diversified, in-line portfolio of both marketed and development products is focused on patients with significant unmet medical needs.
Our long-term strategy has been to:
•increase patient access and appropriate utilization of our existing products;
•develop innovative new therapies and next-generation devices for our products; and
•selectively acquire or license products that are strategically aligned with our product portfolio to expand the size and profitability of our Specialty Brands segment.
As a result of our emergence from the 2023 Bankruptcy Proceedings, we had significant changes to our Board of Directors, with the majority of our non-employee directors being newly appointed to the Board of Directors in February 2024. As a result, our Board of Directors may determine, from time to time, to implement changes in our business strategy. At the direction of our Board of Directors, we are engaged in a process of evaluating the assets across our portfolio, in both our Specialty Brands and Specialty Generics segments, and pursuing divestiture opportunities, with a goal of further reducing our debt and providing a stronger base to maximize long-term shareholder value. We have engaged Lazard to assist with this process.
We promote our branded products directly to physicians in their offices, hospitals and ambulatory surgical centers (including neurologists, rheumatologists, hepatologists, nephrologists, pulmonologists, ophthalmologists, oncologists, neonatologists, surgeons and pharmacy directors) with our own direct sales force of over 300 sales representatives as of December 29, 2023 (Successor). These products are purchased by independent wholesale drug distributors, specialty pharmaceutical distributors, retail pharmacy chains and hospital procurement departments, among others, and are eventually dispensed by prescription to patients. We also contract directly with payer organizations to ensure reimbursement for our products to patients that are prescribed our products by their physicians.
The following is a description of select products in our product portfolio:
•Acthar® Gel (repository corticotropin injection) ("Acthar Gel") is a complex mixture of peptides approved by the U.S. Food and Drug Administration ("FDA") for use in 19 indications. The product currently generates substantially all of its net sales from 11 of the on-label indications, including adjunctive therapy for short-term administration for an acute episode or exacerbation in rheumatoid arthritis ("RA"), including juvenile RA; monotherapy for the treatment of infantile spasms in infants and children under two years of age; treatment during an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus; treatment of acute exacerbations of multiple sclerosis ("MS") in adults; including a diuresis or a remission of proteinuria in nephrotic syndrome ("NS") without uremia of the idiopathic type or that's due to lupus; treatment during an exacerbation or as maintenance therapy in selected cases of systemic dermatomyositis (polymyositis); treatment of symptomatic sarcoidosis; and treatment of severe acute and chronic allergic and inflammatory processes involving the eye and its adnexa including keratitis and uveitis. The currently approved indications of Acthar Gel are not subject to patent or other exclusivity.
There is significant clinical data generated to support the effectiveness of Acthar Gel. This data is the result of company-sponsored controlled clinical trials, as well as previously completed and largely independent clinical case series and smaller trials that have expanded the product's evidence base and strengthened its clinical profile. We continue our data generation efforts through pre-clinical studies and additional independent research, as well as our efforts to extend the value of the product through product enhancements including the ongoing development of the Acthar Gel self-injection device, which received FDA approval on March 1, 2024. We believe this device will create an easier and more patient-friendly application for single unit dosage indications.
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
INOmax is marketed as part of the INOmax Total Care package, which includes the drug product, proprietary drug-delivery systems, technical and clinical assistance, 24/7/365 customer service, emergency supply and delivery and on-site training. The development and subsequent FDA submission of a 510(k) premarket notification application was completed in September 2022 for an investigational inhaled nitric oxide delivery system for INOmax gas, for inhalation. This next-generation system, which was cleared by the FDA on December 7, 2023, will offer a compact, portable design that we believe will further enhance the safety of the product, as well as the simplicity and flexibility of use in a number of settings.
•Therakos® photopheresis ("Therakos") is focused on providing innovative immunotherapy treatment platforms that enhance the ability of a patient's immune system to fight disease. We believe Therakos is a global leader in autologous immunotherapy delivered through extracorporeal photopheresis ("ECP") and provides the only integrated ECP system in the world. ECP involves drawing blood from the patient, separating white blood cells from plasma and red blood cells that are returned to the patient, and treating the white blood cells with an Ultraviolet-A ("UVA") light activated drug. The treated white blood cells are immediately re-administered back into the patient. ECP is approved by the FDA for use in the palliative treatment of the skin manifestations of cutaneous T-cell lymphoma ("CTCL") that is unresponsive to other forms of treatment. Outside the U.S., ECP is approved to treat several other serious diseases that arise from immune system imbalances. The Therakos product suite, which is sold to hospitals, clinics, academic centers and blood banks, includes an installed system, a disposable procedural kit used for each treatment and a drug, UVADEX® (methoxsalen) Sterile Solution ("UVADEX"), as well as instrument accessories and instrument maintenance and repair services.
•Terlivaz® (terlipressin) ("Terlivaz") is the first and only FDA-approved product indicated to improve kidney function in adults with hepatorenal syndrome ("HRS") with rapid reduction in kidney function, an acute and life-threatening condition requiring hospitalization. The FDA granted Terlivaz orphan drug designation. Terlivaz is one of the most studied pharmacological agents in HRS with more than 70 published manuscripts and presented abstracts on clinical data to date. The FDA approval was based, in part, on results from the Phase 3 CONFIRM trial, the largest-ever prospective study (n=300) conducted to assess the safety and efficacy of Terlivaz in patients with HRS-1 in the U.S. and Canada. The CONFIRM trial met its primary endpoint of Verified HRS Reversal, defined as renal function improvement, avoidance of dialysis and short-term survival. It has been approved outside the U.S. for more than 30 years and is available on five continents for its indications in the countries where it is approved. Terlivaz is recommended for line use by both the American Association for the Study of Liver Diseases and the American College of Gastroenterology guidelines.
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

StrataGraft
On January 4, 2024, we committed to a plan to cease commercialization and clinical development and wind down production of StrataGraft® (allogenic cultured keratinocytes and dermal fibroblasts in murine collagen - dsat) ("StrataGraft"), a regenerative skin tissue that is an allogeneic cellularized scaffold product derived from keratinocytes grown on gelled collagen containing dermal fibroblasts indicated for the treatment of adults with thermal burns containing intact dermal elements for which surgical intervention is clinically indicated (deep partial-thickness burns). We expect to complete this process by the end of the first quarter of 2025.
The decision to discontinue StrataGraft was made following a slower-than-anticipated commercial uptake of the product and slower-than-anticipated enrollment in clinical trials. We are evaluating our next steps with respect to StrataGraft, which could include pursuing a sale, out-license or other strategic arrangement.

Specialty Generics
Our Specialty Generics segment is focused on providing our customers high-quality specialty generic drugs and APIs. Specialty Generics includes a variety of product formulations such as hydrocodone-containing tablets, oxycodone-containing tablets and several other controlled substances indicated for the treatment of pain. Other controlled substances products include medicines used to treat attention-deficit/hyperactivity disorder ("ADHD") and addiction treatment medications. Our near-term pipeline in this segment includes the expected launch of several new products in the next few years, with additional products in development long-term. Within this segment, we provide bulk API products, including acetaminophen, stimulants, opioids and stearates, to a wide variety of pharmaceutical companies. In addition, we use our APIs for internal manufacturing of our finished dose products.
We are among the world's largest manufacturers of bulk acetaminophen and the only producer of acetaminophen in the North American region with manufacturing facilities exclusively in the U.S. We manufacture controlled substances under the U.S. Drug Enforcement Administration ("DEA") quota restrictions, and in calendar 2023, we estimated that we received approximately 39.0% of the total DEA quota provided to the U.S. market for the controlled substances we manufacture. We believe that our market position in the API business and allocation of quota-governed controlled substance materials from the DEA is a competitive advantage for our API business and, in turn, for our Specialty Generics segment. The strategy for our API business is based on at-scale manufacturing of high-quality product and customized product offerings, responsive technical services and timely delivery to our customers.
We supply finished dose products principally through drug distributors, specialty pharmaceutical distributors, retail pharmacy chains, food store chains with pharmacies, hospital buying groups, and direct contracts with the U.S. government. Our APIs and excipients are supplied directly to over 200 manufacturers in over 45 countries.

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
Data generation is an important strategic driver for our products, as they extend evidence in approved uses, label enhancements and new indications. Our data strategy is realized through investments in both clinical and health economic activities. We are committed to supporting research that helps advance the understanding and treatment of a variety of different disease states that will further the understanding and development of our currently marketed products, including Acthar Gel, INOmax, Therakos, and Terlivaz.
Specialty Generics. The R&D efforts in this segment are focused on hard-to-manufacture pharmaceuticals with difficult-to-replicate pharmacokinetic profiles and products that would benefit from our vertically integrated manufacturing capabilities. Our pipeline is focused on applying our proven capabilities to develop difficult formulations and design around competitor patents, utilizing our expertise in both our API and drug product development opportunities and to create our own intellectual property. We currently perform most of our finished dose development work at our Specialty Generics headquarters and technical development center in Webster Groves, Missouri and our API development work at the nation’s largest API manufacturing facility in St. Louis, Missouri.

Competition
Specialty Brands. Certain of our Specialty Brands products do not face direct competition from similar products, but instead compete against alternative forms of treatment that a prescriber may utilize. To successfully compete for business from managed care and pharmacy benefits management organizations, we must often demonstrate that our branded products offer not only superior health outcomes but also cost and service advantages, as compared with other forms of care. For example, while there is no therapeutically substitutable generic alternative for Acthar Gel, it faces significant competition from earlier-line treatment alternatives including high-dose steroids, and is generally prescribed when earlier-line treatments have failed to provide positive outcomes or are not well tolerated by the patient. Competition intensified with the commercial launch of a purified cortrophin gel product in 2022, which is a distinct product from Acthar Gel; however, it is in a similar drug class. We experienced pressure from its launch in 2022 and we anticipate that this pressure will continue. We continue to differentiate Acthar Gel through pre-clinical studies and through product enhancements including the ongoing development of the Acthar Gel Single-Dose Pre-filled SelfJect™ Injector ("SelfJect"), which received FDA approval on March 1, 2024, and is designed to create an easier and more patient-friendly application for single unit dosage indications. SelfJect is expected to launch in the U.S. in the second half of 2024.
Certain of our Specialty Brands products now have direct competition in the U.S. market. For example, there is now direct competition in the U.S. market for INOmax. However, we believe INOmax's highly differentiated service offering and the next generation delivery system, will help to differentiate the product and mitigate the impact of competition longer-term.
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
As it relates to our Amitiza product, many patients are currently treated for chronic idiopathic constipation ("CIC"), irritable bowel syndrome with constipation ("IBS-C") or opioid-induced constipation ("OIC") with a variety of medications. Over-the-counter medications are available and are generally intended to provide relief for occasional constipation. Prescription products are also available and are generally intended to provide relief for chronic constipation. As such, the U.S. constipation market is expansive and diverse with a multitude of products intended to treat a large heterogeneous patient population. The prescription chronic constipation market can generally be bifurcated into two categories: 1) generic laxatives and 2) branded products. Generic laxatives make up roughly 80% to 90% of the total prescription volume while branded prescriptions have grown to represent 10% to 20% of the prescription market. At this time, Amitiza is the only branded product with chloride channel type-two activator mechanism of action. Amitiza is also the only branded product on the market today in three separate indications for CIC, IBS-C and OIC.
Prior to our acquisition of Amitiza in February 2018, the previous owner had entered into agreements to license certain rights to Amitiza to third parties in exchange for royalties on net sales of the product. Historically, we received a double-digit royalty based on a percentage of the gross profits of the licensed products sold during the term of the agreement, which was reduced to zero in fiscal 2023 for sales in the U.S. due to the entrance of two or more additional generics.
Specialty Generics. Our Specialty Generics products compete with products manufactured by many other companies in highly competitive markets, primarily throughout the U.S. Our competitors vary depending upon therapeutic and product categories. Major competitors of our Specialty Generics products include Rhodes Pharmaceuticals LP, Teva Pharmaceutical Industries Ltd., Lannett Company Inc., Amneal Pharmaceutical Ltd., Noramco, Inc. and Veranova LP, among others. We believe our secure sources of starting materials, vertically integrated manufacturing capabilities, broad offerings of API controlled substances and acetaminophen, comprehensive generic controlled substances product line, and established relationships with national and regional distributors of generic drugs in the U.S. enable us to compete with other generic manufacturers. In addition, we believe that our experience with the

FDA, the DEA and Risk Evaluation and Mitigation Strategies ("REMS") provides us the knowledge to operate efficiently and effectively in this highly regulated, competitive environment.
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
In our API business, we believe that our competitive advantages include our product offerings in acetaminophen that enable our customers to use high-speed, high-volume tableting, to gain efficiencies. Our scale in controlled substance API manufacturing and flexibility within our St. Louis site enable our customers to have better access to cost-competitive, quality products to meet this market need. Additionally, we believe we offer customers reliability of supply and broad-based technical customer service.
The competitive landscape in the acquisition and in-licensing of pharmaceutical products has intensified in recent years, reflecting an increase in the number of companies and the collective resources bidding on available assets. The ability to effectively compete in business development, acquisitions and in-licensing is important to our long-term growth strategy. In addition, other competitive factors in the pharmaceutical industry include product efficacy, safety, ease of use, price, demonstrated cost-effectiveness, third-party reimbursement, marketing effectiveness, customer service, reliability of supply, reputation and technical capabilities.

Intellectual Property
We own or license a number of patents in the U.S. and other countries covering certain products and have also developed brand names and trademarks for those and other products. Generally, our Specialty Brands business relies upon patent protection to protect our products, related inventions, and product innovations that are important to our business.
In a broad sense, patents provide the innovator companies with the right to exclude others from practicing an invention related to a product. Protection for individual products extends for varying periods in accordance with the expiration dates of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage, and the availability of meaningful legal remedies in the country.
The patents and patent applications that relate to our major marketed products include:
•Acthar Gel. We have one Orange Book-listed patent that relates to Acthar Gel. This patent is set to expire in 2041. Acthar Gel is also significantly protected by trade secrets. We continue our efforts to pursue product enhancements, including the ongoing development of the Acthar Gel self-injection device which received FDA approval on March 1, 2024, for which we have additional pending patent applications in the U.S.
•INOmax. We have a portfolio of U.S. and non-U.S. patents and patent applications for INOmax and related technologies. These include over 100 U.S. issued patents, expiring between 2024 and 2039, and numerous pending patent applications in the U.S. In addition, we have over 800 issued patents, expiring between 2024 and 2037, and numerous pending patent applications in other countries.
•Therakos. We currently have over 20 issued patents and pending patent applications relating to Therakos in the U.S. These issued patents expire between 2024 and 2037. We also have over 150 issued patents, expiring between 2024 and 2036, relating to Therakos in other countries. We have filed additional patent applications for this product.
•Terlivaz. We currently have one issued patent, expiring in 2037, and a number of pending patent applications in the U.S. that relate to Terlivaz.
•Amitiza. We have four patents listed in the Orange Book that will expire between 2025 and 2027. We also obtained patent protection in Japan that will expire between 2024 and 2028.
In the U.S. branded pharmaceutical industry, an innovator product’s market exclusivity is generally determined by two forms of intellectual property: (i) patent rights held by the innovator company and listed in the FDA’s publication: Approved Drug Products with Therapeutic Equivalence Evaluations ("Orange Book") and (ii) any regulatory forms of exclusivity to which the innovator is entitled. In addition, commercial durability may also partially depend upon product-related trade secrets, confidentiality agreements and trademark and copyright laws. These additional items may not prevent competitors from independently developing similar technology or a bioequivalent product.
Many developed countries provide certain non-patent incentives for the development of pharmaceuticals. Regulatory exclusivity is independent of any patent rights and can be particularly important when a drug lacks broad patent protection. However, many regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval prior to the expiration of regulatory exclusivity on the basis of the competitor's own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator.
In addition to our patent estate and trade secret protections, we have rights to a number of trademarks and service marks, and pending trademark and service mark applications, in the U.S. and elsewhere in the world to further protect the proprietary position of our products.
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

Regulatory Matters
Quality Assurance and Current Good Manufacturing Practice Requirements
The FDA enforces regulations to ensure that the methods used in, and the facilities and controls used for, the manufacture, processing, packaging and holding of drugs, biologics, and medical devices conform to current good manufacturing practice ("cGMP"). The cGMP regulations that the FDA enforces are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, and are designed to ensure that the finished products meet all the required identity, strength, quality and purity characteristics. Compliance with cGMP includes adhering to requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. The cGMP regulations for devices, called the Quality System Regulations, are also comprehensive and cover all aspects of device manufacture, from pre-production design validation to installation and servicing, insofar as they bear upon the safe and effective use of the device and whether the device otherwise meets the requirements of the U.S. Federal Food, Drug and Cosmetic Act ("FFDCA"). Failure to comply with applicable cGMP requirements or the conditions of the product’s approval may lead the FDA to take enforcement actions, such as issuing a warning letter, or to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, imposition of operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor FDA compliance of the third parties on which we rely for manufacturing of certain Specialty Brand products, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP or other applicable FDA regulatory requirements. Other regulatory authorities have their own cGMP rules. Ensuring compliance requires a continuous commitment of time, money and effort in all operational areas.

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
For all pharmaceuticals sold in the U.S., the FDA and other federal regulatory agencies also closely regulate the marketing and promotion of pharmaceutical products through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A pharmaceutical product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for "off-label" uses—that is, uses not approved by the FDA and therefore not described in the drug’s labeling—because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. In general, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the United States Department of Justice ("DOJ") or the Office of the Inspector General ("OIG") of the HHS, as well as state authorities. Enforcement action could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal penalties and agreements that materially restrict the manner in which a company promotes or distributes drug products.
In addition, the manufacture, marketing and selling of certain drug products that are controlled substances may be limited by quota grants and other requirements or restrictions enforced by the DEA. Refer to "Drug Enforcement Administration" within this Item 1. Business for further information.
The path leading to FDA approval of a marketing application for a new pharmaceutical product begins when the product is merely a chemical formulation in the laboratory. In general, the process involves the following steps:
•Completion of formulation and laboratory testing that fully characterizes the drug product from a pre-clinical perspective and provides preliminary evidence that the drug product is safe to test in human beings, conducted in accordance with good laboratory practices and applicable requirements for the humane use of laboratory animals or other applicable regulations;
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
New Drug Applications. In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product candidate to the satisfaction of the FDA.
Under the Prescription Drug User Fee Act ("PDUFA"), the FDA has the authority to collect fees from drug manufacturers who submit pharmaceutical marketing applications for review and approval, although there may be some instances in which the user fee is waived. These user fees help the FDA fund the drug approval process. For the federal fiscal year 2024, the user fee rate has been set at $4,048,695 for a marketing application requiring clinical data (which could be a 505(b)(1) or 505(b)(2) NDA), and $2,024,348 for an application not requiring a clinical data. No user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan-designated indication. We expense these fees as they are incurred.

The FDA will initially review the pharmaceutical marketing application (NDA) for completeness before it accepts the application for filing. The FDA has 60 days from its receipt of an application to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the application submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of applications. Applications for standard review product candidates are to be reviewed within ten months of FDA’s acceptance for filing. An accelerated six-month review can be given to applications that meet certain criteria. The FDA can extend the review period by three months, or potentially longer, to consider certain late-submitted information or information intended to clarify information provided in the initial submission. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. FDA Advisory Committee meetings are often held for New Chemical Entities, novel indications, or for applications that otherwise present scientific, technical, or policy questions on which the agency believes it would benefit from the perspectives of outside experts. An advisory committee meeting includes a panel of independent experts, including clinicians and other scientific experts, who review, evaluate and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an application, the FDA often will inspect the facilities at which the product is manufactured for cGMP compliance, and may inspect one or more clinical sites to assure compliance with GCP. After it evaluates the application and the results of inspections, the FDA issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If those deficiencies are addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has set a target of reviewing 90% of resubmissions within two or six months depending on the type of information included. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which the FDA has interpreted to preclude approving for seven years any other sponsor’s application to market the same drug for the same use for which the drug has been granted orphan drug designation, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Orphan exclusivity operates independently from other regulatory exclusivities and other protection against generic competition, including patents that we hold for our products, and applies even if the competing product is supported by its own data. A sponsor of a product application that has received an orphan drug designation generally is exempt from the $4,048,695 application fee and may qualify for tax incentives for clinical research undertaken to support the application.
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
Marketing Exclusivity. Upon NDA approval of a new chemical entity, which is a drug substance that contains no active moiety that has previously been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot accept for review any ANDA or 505(b)(2) NDA for which the new chemical entity is a reference product. (An application that contains a challenge to a patent associated with the reference product may be submitted at four years after reference product approval.) There are provisions that operate to preclude approval of the application for an additional period of time after submission. Certain changes to an approved drug, such as the approval of a new indication, may qualify for a three-year period of exclusivity during which the FDA cannot approve an ANDA or 505(b)(2) NDA for a similar drug that includes the change.
Patent Term Restoration. A portion of the patent term lost during product development and FDA review of an application is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of the IND or the date of patent grant (whichever is later) and the date of submission of the application, plus the time between the date of submission of the application and the date of FDA approval of the product. The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming an approved product or a method of using or manufacturing it is eligible for restoration and the patent holder must apply to the U.S. Patent and Trademark Office ("USPTO") for restoration within 60 days of FDA approval. The USPTO, in consultation with the FDA, reviews and approves the application for patent term restoration.
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
ANDA Process. The path leading to FDA approval of generic drug product under an ANDA is different from that of an NDA, a BLA or even a biosimilar. Generally, a generic drug product is one that is the same as an approved "brand" or "innovator" drug product (the reference listed drug or "RLD") in active ingredient, dosage form, strength, and route of administration, bioequivalent to the RLD, and labeled the same as the RLD. Generic drug applications are termed "abbreviated" because they are not required to include data to establish safety and effectiveness, instead relying on demonstrating the sameness to the RLD, which FDA has already found to be safe and effective.
The FDA has the authority to collect, user fees from generic drug manufacturers who submit ANDAs for review and approval, and the fees collected help the FDA fund the drug approval process. The federal fiscal year 2024 user fee rate is set at $252,453 for an ANDA. These fees are expensed as incurred. The FDA has set a target of approving 90% of standard ANDA submissions within ten months of submission for submissions made in 2023, and 90% of priority ANDA submissions within eight months of submission.
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
Patent Period. A sponsor of an NDA is required to identify in its application any patent that claims the drug or a use of the drug subject to the application. Upon NDA approval, the FDA lists these patents in the Orange Book. Any person that files a Section 505(b)(2) NDA, the type of NDA that relies upon the data in the application for which the patents are listed, or an ANDA to secure approval of a generic version of a previous drug, must make a certification in respect to listed patents. The FDA may not approve such an application for the drug until expiration of the listed patents unless the generic applicant certifies that the listed patents are invalid, unenforceable or not infringed by the proposed generic drug and gives notice to the holder of the NDA for the RLD of the bases upon which the patents are challenged, and the holder of the RLD does not sue the later applicant for patent infringement within 45 days of receipt of notice. If an infringement suit is filed, the FDA may not approve the later application until the earliest of: (a) 30 months after receipt of the notice by the holder of the NDA for the RLD; (b) entry of an appellate court judgment holding the patent invalid, unenforceable or not infringed; (c) such time as the court may order; or (d) the expiration of the patent.
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
Risk Evaluation and Mitigation Strategies. The FDA has the authority to require a pharmaceutical manufacturer to provide a REMS that is intended to ensure that the benefits of a drug or class of products outweigh the risks of harm. The goal of these programs is to mitigate the risk of abuse, misuse, overdose and accidental exposure as well as educating prescribers, pharmacists, healthcare providers and patients about the safe use of the drug product or class of drug products and the treatment and monitoring of patients. The FDA has the authority to impose civil penalties on or take other enforcement action against any drug manufacturer who fails to properly implement an approved REMS program. We participate in the Opioid Analgesic REMS, Buprenorphine Transmucosal Products for Opioid Dependence REMS, Vigabatrin REMS and other such REMS programs.
Drug Enforcement Administration. The DEA is the U.S. federal agency responsible for domestic enforcement of the federal Controlled Substances Act of 1970 ("CSA"). Compounds that have a potential for dependence and abuse are scheduled as controlled substances under the CSA and similar state and foreign laws. Drugs that are scheduled as controlled substances are subject to stringent regulatory requirements, including requirements for registering manufacturing and distribution facilities, security controls and employee screening, recordkeeping, reporting, product labeling and packaging, import and export. There are five federal schedules for controlled substances, known as Schedule I, II, III, IV and V. The CSA classifies drugs and other substances based on identified potential for abuse. The regulatory requirements that apply to a drug vary depending on the particular controlled substance schedule into which a drug is placed, based on consideration of a number of factors, including its potential for dependence and abuse. Schedules I and II contain the most stringent restrictions and requirements, and Schedule V the least. Schedule I controlled substances, such as heroin and LSD, have a high abuse potential and have no currently accepted medical use; thus, they cannot be lawfully marketed or sold. Opioids, such as oxycodone, oxymorphone, morphine and hydrocodone, are Schedule II controlled substances. Consequently, the manufacture, storage, distribution and sale of these substances are highly regulated. For all controlled substances, there are potential criminal and civil penalties that apply for the failure to meet applicable legal requirements, and healthcare professionals must have a DEA license in order to handle, prescribe, or dispense controlled substances.
The DEA regulates the availability of substances that are classified as Schedule II controlled substances by setting annual aggregate production quotas ("APQs"). Every year, we must apply to the DEA for manufacturing quota to manufacture API and procurement quota to manufacture finished dose products for our products that are classified as Schedule II controlled substances. Given that the DEA has discretion to grant or deny our manufacturing and procurement quota requests, the quota the DEA grants may be insufficient to meet our commercial and R&D needs. In calendar year 2023, manufacturing and procurement quotas granted by the DEA were sufficient to meet our sales and inventory requirements for most of our products. In December 2023, the DEA continued to further reduce, as it has done over the past several years, the APQs for the top misused Schedule II opioids that may be manufactured in the U.S. in calendar year 2024. This includes oxycodone, hydrocodone, oxymorphone and hydromorphone. The DEA has complete discretion to adjust or leave unchanged these quotas from time to time during the calendar year and to allocate manufacturing and procurement quota to manufacturers.
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
In addition, the Patient Protection and Affordable Care Act of 2010, as amended ("Affordable Care Act") provided for major changes to the U.S. healthcare system, which impacted the delivery and payment for healthcare services in the U.S. Our business has been impacted by, among other things, changes to the rebates under the Medicaid Fee-For-Service Program and new rebates on Medicaid Managed Care utilization and the imposition of an annual fee on branded prescription pharmaceutical manufacturers. Medicaid provisions reduced net sales by $15.8 million, $110.6 million, $70.7 million and $65.2 million for the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively. Our business was also impacted by the annual fee on branded prescription pharmaceutical manufacturers, which is reflected within selling, general and administrative expenses ("SG&A"). During the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor), we recorded an expense of $0.4 million, $3.5 million, $2.0 million and $3.8 million, respectively.
The Affordable Care Act also established a Medicare Part D coverage gap discount program, under which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during the coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. These discounts were increased to 70% of negotiated costs pursuant to the Bipartisan Budget Act of 2018, which was effective beginning in 2019. This coverage gap program will be replaced by a new manufacturer discount program beginning in 2025.
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
Pharmaceutical Pricing and Reimbursement. Certain of our affiliates that are manufacturers participate in the Medicaid Drug Rebate Program and other governmental programs. Each manufacturer that participates in the Medicaid Drug Rebate Program is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program, as a condition of having federal funds available for that manufacturer’s drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data the manufacturer reports on a monthly and quarterly basis to CMS, the federal agency that administers the Medicare and Medicaid programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which best price, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Where the average manufacturer price of a drug increases faster than the pace of inflation, the drug may be subject to an additional rebate paid by its manufacturer in the amount that the average manufacturer price has exceeded the pace of inflation. The Medicaid rebate is no longer subject to a cap effective January 1, 2024, and our rebate liability could increase significantly for certain products. On December 31, 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); and provide definitions for "line extension," "new formulation," and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022). A manufacturer’s failure to comply with these price reporting and rebate payment requirements, as well as forthcoming statutory changes to such requirements, could negatively impact its financial results.
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
For calendar quarters beginning January 1, 2022, manufacturers are required to report the average sales price for certain Medicare Part B-covered products under the Medicare program, whereas they previously were only required to do so if they participated in the Medicaid Drug Rebate Program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS may use these submissions to determine payment rates for drugs under Medicare Part B. Since 2023, manufacturers must pay refunds to Medicare for single source drugs or biologics, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of ten percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount. In addition, as noted previously, a manufacturer may be liable for Part B inflation rebates for utilization in quarters starting with the first quarter of 2023. Manufacturers may be liable for civil monetary penalties for violations of this program.
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

Healthcare Fraud and Abuse Laws
We are subject to various laws targeting fraud and abuse in the healthcare industry. For example, in the U.S., there are federal and state anti-kickback, false claims, and other related laws that apply to healthcare products and services that are ultimately paid for by government health care programs. These laws include the following:
•The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the DOJ and OIG. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Violations of the federal Anti-Kickback Statute may be established without proving specific intent to violate the statute.
•The federal civil FCA prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false statement material to a false claim. A claim resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim. The FCA also permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery.
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

Sunshine Act and Transparency Laws
The U.S. Physician Payment Sunshine Act ("Sunshine Act") requires tracking of payments and transfers of value to physicians and teaching hospitals and ownership interests held by physicians and their families, and reporting to the federal government and public disclosure of these data. Since 2022, manufacturers must also report transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Certain states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report transfers of value made to healthcare providers in the applicable state.

Data Protection and Privacy
We are also subject to laws and regulations governing the privacy and security of health related and other personal data we collect and maintain (e.g., European Union’s ("E.U.") General Data Protection Regulation ("GDPR"), Section 5 of the Federal Trade Commission Act ("FTC Act"), HIPAA, the California Consumer Privacy Act ("CCPA"), as amended by the California Privacy Rights Act ("CPRA"), and other state comprehensive privacy laws.
In Europe, the GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the European Economic Area. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data breaches to the competent national data processing authorities, requires having lawful bases on which personal data can be processed. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global turnover for the most serious breaches) and confers the right for data subjects to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.
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
In California, the CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment, including by the CPRA. The CPRA introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency ("CPPA"). The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations continue to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Other states, including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut have enacted similar privacy laws that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business.
Compliance with these laws and regulations may require significant additional cost expenditures or changes in products or our business that increase competition or reduce revenue. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities, or withdrawal of non-compliant products from a market.

Compliance Programs
In order to systematically and comprehensively mitigate the risks of non-compliance with legal and regulatory requirements described within this Item 1. Business, we have developed what we believe to be robust compliance programs based on the April 2003 OIG Compliance Program Guidance for Pharmaceutical Manufacturers, the U.S. DOJ Guidance on the Evaluation of Corporate Compliance Programs, the U.S. Federal Sentencing Guidelines, the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, the Code of Ethics of the Advanced Medical Technology Association, the U.K. Anti-Bribery guidance, FCPA guidance and other relevant guidance from government and national or regional industry codes of behavior. As further described below, we also operate under a corporate integrity agreement ("CIA") and an Operating Injunction (as defined below). We conduct ongoing compliance training programs for all employees and maintain a 24-hour integrity and compliance reporting hotline with a strict policy of non-retaliation. Our compliance programs are implemented and facilitated by our Chief

Compliance Officer ("CCO"), who reports to the Chief Executive Officer ("CEO") and the Governance and Compliance Committee of our Board of Directors. The Compliance function is independent of the manufacturing and commercial operations functions.
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

Corporate Integrity Agreement
In concert with the 2020 Plan, the Company entered into a CIA with the OIG within the HHS in March 2022. The CIA has a five-year term and requires, among other things, enhancements to our compliance program, fulfillment of self-reporting, monitoring and training obligations, management certifications and resolutions from the Mallinckrodt Board of Directors. In addition, we were required to retain an independent review organization to conduct annual reviews of certain Company systems and transactions related to Specialty Brands government pricing and patient assistance activities. We continue to comply with our CIA obligations.

Operating Injunction
In connection with the 2020 Bankruptcy Proceedings, we implemented steps to comply with an operating injunction ("Operating Injunction") enjoining certain Mallinckrodt entities from engaging in certain conduct related to the manner in which they operate their opioid business. We reaffirmed these obligations in connection with the 2023 Bankruptcy Proceedings. The Operating Injunction prohibits, among other things, certain promotional activities related to opioid products and pain treatment, financial and in-kind support for third parties involved with opioids or pain treatment, and certain lobbying activities and communications related to opioids and pain treatment. The Operating Injunction also contains requirements for controlled substances SOM and reporting. The Operating Injunction further requires Mallinckrodt to make available certain clinical data through a third-party data archive and publicly disclose certain produced documents related to the opioid litigation. We implemented an Opioid Product Operating Injunction compliance program as a result of the Operating Injunction. The Operating Injunction provides that Mallinckrodt must retain an independent monitor to evaluate and audit compliance with the Operating Injunction for a term of five to seven years. On February 8, 2021, the Bankruptcy Court entered an order appointing R. Gil Kerlikowske to serve as monitor.
The monitor has issued nine compliance reports describing his work and making certain recommendations regarding potential enhancements to the Company's processes that the Company has worked to implement. The Company has, among other actions, retained a consulting firm with expertise in data analytics to consult regarding the Company's SOM program; enhanced the Company's internal system for customer inquiries and concerns to encourage further collaboration across business units; and implemented a plan to audit state and federal lobbying activity to monitor compliance with the Operating Injunction.

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
A mutual recognition procedure allows companies that have a product already authorized in one E.U. member state to apply for that authorization to be recognized by the competent authorities in other E.U. member states.
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
The regulatory regime for the U.K. is different which may cause additional administrative burdens. The U.K., comprising Great Britain and Northern Ireland, left the E.U. on January 31, 2020, following which existing E.U. medicinal product legislation continued to apply in the U.K. during the transition period until December 31, 2020, under the terms of the E.U.-U.K. Withdrawal Agreement. During this period, the U.K. and the E.U. negotiated a Trade and Cooperation Agreement ("TCA"), for their future relationship that became effective on January 1, 2021.
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

Environmental
Our operations, like those of other pharmaceutical companies, involve the use of substances regulated under environmental laws, primarily in manufacturing processes and, as such, we are subject to numerous federal, state, local and non-U.S. environmental protection and health and safety laws and regulations. We cannot provide assurance that we have been or will be in full compliance with environmental, health and safety laws and regulations at all times. Certain environmental laws assess strict, (i.e., can be imposed regardless of fault) joint and several liability on current or previous owners of real property and current or previous owners or operators of facilities for the costs of investigation, removal or remediation of hazardous substances or materials at such properties or at properties at which parties have disposed of hazardous substances. We have, from time to time, received notification from the EPA and from state environmental agencies in the U.S. that conditions at a number of sites where the disposal of hazardous substances has taken place requires investigation, cleanup and other possible remedial actions. These agencies may require that we reimburse the government for costs incurred at these sites or otherwise pay for the cost of investigation and cleanup of these sites including compensation for damage to natural resources. Primarily due to past operations, operations of predecessor companies or past disposal practices, we have projects underway at a number of current and former manufacturing facilities as well as former disposal sites to investigate and remediate environmental contamination resulting from past operations, as further described in Note 18 to the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
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
The active ingredients in the majority of our current Specialty Generics products and certain products in development, including oxycodone, oxymorphone, morphine and hydrocodone, are listed by the DEA as Schedule II substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation and the DEA limits the availability of controlled substances raw materials and the production of APIs and generic Schedule II substances through manufacturing and procurement quotas that we must apply for quarterly or annually (as the case may be) in order to obtain and produce these substances.

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

Customers
Net sales to distributors that accounted for more than 10.0% of our total net sales in the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) were as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
FFF Enterprise, Inc.	23.1%	22.3%	26.1%	11.8%
McKesson Corporation	10.8%	*	*	*
AmerisourceBergen Corporation	*	10.0%	*	*
CuraScript, Inc.	*	*	*	15.6%
* Net sales to this distributor were less than 10.0% of total net sales during the respective periods presented above.
No other customer accounted for 10.0% or more of our net sales in the above periods presented.

Manufacturing and Distribution
As of December 29, 2023 (Successor), we had eleven manufacturing sites, including eight located in the U.S., as well as sites in Ireland and Japan, which handle production, assembly, quality assurance testing, packaging and sterilization of our products. Approximately 93.9%, 4.0% and 2.1% of our manufacturing production (as measured by cost of production) was performed within the U.S., Ireland and Japan, respectively, in fiscal 2023.
As of December 29, 2023 (Successor), we maintained distribution centers in eight countries. In addition, in certain countries outside the U.S. we utilize third-party distribution centers. Products generally are delivered to these distribution centers from our manufacturing facilities and then subsequently delivered to the customer. In some instances, product is delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products by road, rail, sea and air.
We utilize contract manufacturing organizations ("CMOs") to manufacture certain of our finished goods that are available for resale. We most frequently utilize CMOs in the manufacture of certain of our Specialty Brands products, including Acthar Gel (for finish and filling of the product) and Therakos products.

Seasonality
We have historically experienced fluctuations in our business resulting from seasonality. For example, Acthar Gel has typically experienced lower net sales during the first calendar quarter compared to other calendar quarters, which we believe is partially attributable to effects of annual insurance deductibles and the lack of warm temperatures that may exacerbate certain medical conditions. DEA quotas for raw materials and final dose products are allocated in each calendar year or quarter (as the case may be) to companies and may impact our sales until the DEA grants additional quotas, if any. Historically, impacts from quota limitations were most commonly experienced during the third and fourth calendar quarters, and we have typically experienced lower net sales in controlled substances during the fourth calendar quarter. Given the DEA’s recent shift in granting procurement quota on a quarterly basis (as compared to an annual basis), it is possible that impacts from quota limitations, which could be material, will be experienced earlier in 2024 than has been historically experienced.

Human Capital
At Mallinckrodt, our mission cannot be accomplished without the dedication, collaboration and engagement of our workforce. We value our employees as our most important asset and we aim to create a culture that is inclusive and welcoming. We work hard to identify, retain and attract a diverse workforce that shares our corporate mission "Listening to Needs, Delivering Solutions" to improve the lives of underserved patients. We invest in human resources programs designed to develop capabilities to deliver on our critical business priorities. We do this by offering competitive pay and benefit programs, investing in our employees' growth and development and creating a safe and healthy work environment. We embrace diversity and empower each individual employee to bring their whole, authentic self to work. Further, we encourage and support our employees to be active members of their communities.
As of December 29, 2023 (Successor), we employed a multi-national workforce of approximately 2,800 people. Our manufacturing and distribution sites located across the U.S., Ireland and Japan made up 57% of our workforce and 24% were field-based working across multiple countries engaging with healthcare professionals and facilities. The remaining 19% of our employees worked within our corporate services locations of Bridgewater, New Jersey; Hazelwood, Missouri; Webster Groves, Missouri; Washington, District of Columbia ("D.C."), Staines, U.K. and Dublin, Ireland. Of our total workforce, 99% were full-time.

Employee Benefits and Well-being
We believe in providing comprehensive and competitive benefits our employees value, designed to be equitable and meet their diverse and unique needs. We are intentional about building inclusivity into our benefits strategy.
In the U.S., Mallinckrodt provides:
•Up to four weeks of paid caregiver leave to help eligible employees deal with family responsibilities;
•Medications at zero employee cost to promote medication adherence for certain chronic medical conditions; and
•Family formation, including fertility benefits, that provide equitable benefits to same-sex couples; and human immunodeficiency virus prevention and treatment benefits.
2023 enhancements included:
•A student debt repayment match program;
•Fiduciary advisory services; and
•Additional coverage and communications for transgender and gender diverse members.
Mallinckrodt also offers a variety of advocacy support resources for employees and their families, including:
•Clinical support for infertility, maternity, oncology, inpatient care, musculoskeletal conditions, congenital heart disease, gender dysphoria and transplant situations;
•Second opinion services for new or existing medical issues by board-certified, elite specialists at zero cost to employees; and
•Behavioral Health Advocacy to assist employees and their families with complex behavioral health concerns.
Additionally, we leverage our well-being platform by collaborating with our diversity focused Business Resource Groups ("BRGs") to provide resources and activities to support their specific goals.

Talent Development and Employee Engagement
Mallinckrodt is committed to a culture of continuous learning. Our talent strategies are aligned to business priorities, creating opportunities for employees to develop professional and technical skills and advance their careers. Our talent review and individual development planning processes allow us to identify and align individual employee aspirations with business needs so that professional growth and succession planning can occur. By growing our talent through development assignments, on-the-job training and other skill building opportunities, these processes have yielded positive results in the advancement of high potential and diverse talent.
Our learning platforms are designed to provide flexibility to meet the needs, interests and aspirations of all employees. We offer a wide range of individual and leadership development opportunities, inclusive of but not limited to, tuition reimbursement, management and leadership development programs, as well as business and technical skill building through a robust library of on-demand e-learning content, workshops, seminars, networking opportunities and professional coaching. We also invest in growing the next generation of talent through our internship programs and programs specifically aimed at advancing diverse talent.
At Mallinckrodt, we value employee feedback. We are intentional about creating a culture where employees can speak freely and are empowered to ask questions. We create opportunities to solicit feedback from employees through one-on-one sessions, focus groups and employee engagement surveys. These forums have and will continue to provide us with feedback that can be translated into actionable steps to enhance the employee experience, ensuring that our employees are engaged and feel supported both personally and professionally.

Diversity, Equity and Inclusion
Mallinckrodt is committed to cultivating a workplace that celebrates diversity, fosters equity, and promotes inclusion. We embrace diversity in all its forms, valuing the unique perspectives, backgrounds, and experiences that each individual brings to our company.
Equity and inclusion are fundamental to our operations. We are dedicated to creating a fair and inclusive environment where every employee has equal access to opportunities, resources, and pathways for growth and advancement. By nurturing an inclusive workplace, we tap into the full potential of our talent, driving collaboration and enabling us to better serve the needs of patients and communities worldwide. We recognize that a diverse and inclusive workplace doesn't happen by chance; it requires deliberate action. We support diversity, equity and inclusion ("DEI") in a variety of ways including:
•Training and Education: We offer training and education programs to raise awareness, foster understanding, and promote inclusive behaviors across all levels of the organization.
•Diversity in Leadership: We are committed to fostering diversity in leadership, providing development opportunities for underrepresented groups to grow, excel and lead within our teams.
•Community Outreach: We extend our commitment beyond our walls, collaborating with communities and organizations to promote health equity and support underserved populations.
•Employee Engagement: Our DEI Council and Business Resources Groups ("BRGs") provide a platform for our employees to connect, share experiences, and drive initiatives that promote diversity and inclusion. BRGs are voluntary, employee-led groups centered on shared interests, identities and affiliations. They provide resources for professional development, personal growth, community engagement, well-being and networking, all while fostering connectivity and enhancing our unique culture.
Our BRGs frequently host company-wide educational events to help foster a culture of belonging and inclusion. Examples from 2023 include:
•African American BRG celebrated Black History Month with an event about cultivating Black girl joy in science, technology, engineering and mathematics ("STEM") and sponsored a virtual back-to-school fundraiser supporting the Kids in Need Foundation.
•Women in Business BRG hosted webinars that explored topics impacting women such as intersectionality, healthcare inequities, and the importance of mentoring, being a role model, and sharing grace.
•Namaste Asia BRG celebrated Asian American and Pacific Islander (AAPI) Heritage Month with a webinar on advancing leaders through opportunity, employee spotlights and cultural events, as well as supported Japanese Respect for the Aged Day.
•Pride Alliance BRG marked Pride Month with a live event on transgender inclusion and raised awareness of Mallinckrodt’s inclusive benefits with employees, as well as marked Transgender Day of Visibility and National Coming Out Day.
•Veterans BRG organized employee volunteer initiatives and joined the "Greenlight a Vet" campaign to demonstrate support for veterans by illuminating green lights at our U.S.-based facilities.
We are honored to be recognized nationally for our commitment to DEI. For the seventh straight year, Mallinckrodt achieved a top score of 100 earning the coveted "Equality 100 Award" from the Human Rights Campaign Foundation's Corporate Equity Index that assesses LGBTQ+ workplace inclusion. Additionally, Forbes Magazine acknowledged us as one of the Best Employers for Veterans in 2023.

Social Impact
Mallinckrodt is committed to being a force for good. Our social impact strategy focuses on improving the health and well-being of patients, building stronger communities, and empowering our employees to dedicate their time and resources to the causes they care about most. We provide grants and charitable donations to nonprofits worldwide and support employees with their own philanthropy through volunteerism and giving programs.

Corporate Charitable Giving Program
Mallinckrodt provides patient-related and philanthropic support to nonprofit organizations that are aligned with our mission to address unmet needs with innovative solutions. Our patient-centric charitable contributions support initiatives and programs that have broad public benefit and advance medical care and/or patient care within the Company's therapeutic areas of focus. Our community-

based investments are centered in three strategic areas: (i) improving health and wellness; (ii) advancing STEM education; and (iii) stimulating jobs and economic growth in life sciences.
Mallinckrodt continues to focus efforts on advancing health equity and improving outcomes for underrepresented communities. We collaborate with patient advocacy organizations to improve engagement with these communities and promote greater awareness of health disparities in our key therapeutic areas of focus. In 2023, Mallinckrodt continued to support:
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
Additionally, we supported STEM education, expanding opportunities for female and minority students, and narrowing the access gap for underrepresented groups. Examples of 2023 engagements include:
•Students 2 Science, a New Jersey-based nonprofit that inspires and educates students in underserved communities to pursue STEM careers. Grant funding was provided to support the growth of their out-of-school program with the Boys and Girls Club.
•Maydm, Inc., a nonprofit in Madison, Wisconsin that provides girls and youth of color in grades 6-12 with skill-based training in STEM fields. Grant funding was provided to support their immersive summer STEM program.
•South Technical High School, a tuition-free, career and technical education school in St. Louis, Missouri. We hosted pharmacy science students for a tour and career discussions at our R&D facility.

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
Our volunteerism program provides eight hours of extra paid time off to eligible employees annually for qualified volunteer activities, in addition to time off to participate in our global month of service that is held every October. In 2023, our employees volunteered hundreds of hours on over 40 projects worldwide, supporting diverse community causes.

Information About Our Executive Officers
Set forth below are the names, ages as of January 15, 2024, and current positions of our executive officers.

Name	Age	Title
Sigurdur O. Olafsson	55	President, Chief Executive Officer and Director
Bryan M. Reasons	56	Executive Vice President and Chief Financial Officer
Henriette Nielsen	58	Executive Vice President and Chief Transformation Officer
Mark Tyndall	48	Executive Vice President and Chief Legal Officer and Company Secretary
Kassie Harrold	44	Executive Vice President and Chief Compliance Officer
Lisa French	55	Executive Vice President and Chief Commercial Officer
Peter Richardson	64	Executive Vice President and Chief Scientific Officer
Stephen Welch	46	Executive Vice President and Head of Specialty Generics
Jason Goodson	43	Executive Vice President and Chief Strategy and Restructuring Officer
Paul O'Neill	54	Executive Vice President, Quality & Operations, Specialty Brands
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
Jason Goodson is our EVP and Chief Strategy and Restructuring Officer, a role he assumed in August 2023. He has executive responsibility for corporate strategy, business development and business intelligence and analytics. He is a seasoned executive leader with a track record of navigating complex business issues and delivering results against corporate strategy. Mr. Goodson previously served as our VP of Business Operations, where he had responsibility for corporate strategy, business development and business intelligence and analytics. Mr. Goodson has also served as Chief of Staff to the President and CEO supporting various strategic initiatives. Mr. Goodson has over 18 years of experience in various finance leadership, strategy and mergers and acquisitions transaction focused roles. He began his career at Mallinckrodt as Assistant Controller, within the finance organization focused on mergers and acquisitions transactions, integration and transformation projects. Prior to joining Mallinckrodt, Mr. Goodson was with SunEdison Inc, in various finance leadership roles including responsibility for finance transformation initiatives and various business development transactions. Prior to his time at SunEdison, Inc, he was with PricewaterhouseCoopers as a manager in the audit practice. Mr. Goodson holds Masters and Bachelor's degrees from the University of Missouri–Columbia in Accounting. He is a Certified Public Accountant in the state of Missouri.
Paul O'Neill is our EVP, Quality & Operations, Specialty Brands, a role he assumed in February 2024. He has executive responsibility for Quality & Operations for the Specialty Brands business, overseeing internal and external manufacturing, supply chain distribution, device engineering, quality, technical services and product support. Mr. O’Neill previous served as our Senior Vice President, Quality & Operations, Specialty Brands. Before joining Mallinckrodt, he served as Executive Director, Biologics Operations, at Merck & Co., Inc., and was responsible for overseeing the end-to-end supply strategy of Merck's Keytruda and biologics (mABs) pipeline portfolio. Prior to that, Mr. O'Neill held leadership positions at Pfizer and Wyeth in plant operations, supply chain management, new product launches, site start-ups and network design. Mr. O'Neill holds an MBA from the Alfred Lerner College of Business & Economics at the University of Delaware and a BSc in Food Science and Technology from University College of Cork.

Available Information
Mallinckrodt plc was organized in 2013 with roots that go back to the founding of G. Mallinckrodt and Company in 1876. Our website address is mallinckrodt.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available to the public on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC"). Our reports filed with, or furnished to, the SEC are available on the SEC's website at sec.gov.

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

Risks Related to Our Emergence from Bankruptcy

We have emerged from bankruptcy twice in recent years, which could adversely affect our business and relationships.
Our having twice filed for bankruptcy in recent years, notwithstanding our emergence from the 2020 Bankruptcy Proceedings and the 2023 Bankruptcy Proceedings, could adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers. Due to uncertainties, many risks associated with the bankruptcy exist, including the following:
•our ability to attract, motivate, and/or retain key executives and employees may be adversely affected;
•our employees may be more easily attracted to other employment opportunities;
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

Our actual financial results after emerging from the 2023 Bankruptcy Proceedings may not be, comparable to our projections filed with the Bankruptcy Court or otherwise made public in the course of the bankruptcy proceedings.
In connection with the disclosure statements we filed with the Bankruptcy Court in each of our two bankruptcy proceedings and the hearings to consider confirmation of each of the 2020 Plan and the 2023 Plan (as well as in certain other filings), we prepared projected financial information for various reasons, including to demonstrate to the Bankruptcy Court the feasibility of each of the 2020 Plan and the 2023 Plan and our ability to continue operations upon our emergence from such bankruptcy proceedings. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize.
Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. Our actual financial results after emerging from the 2020 Bankruptcy Proceedings were not, in certain instances, comparable to our projections filed with the Bankruptcy Court or otherwise made public in the course of the 2020 Bankruptcy Proceedings, and our actual financial results after emerging from the 2023 Bankruptcy Proceedings may also vary from those contemplated by the projections. Such variations may be significant. The projections prepared in connection with each of the 2020 and the 2023 Bankruptcy Proceedings were prepared solely for the purposes stated therein and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors.

Our historical financial statements are not comparable to the information contained in our financial statements after the application of fresh-start accounting following emergence from the 2023 Bankruptcy Proceedings.
Upon emergence from both the 2020 Bankruptcy Proceedings on June 16, 2022 and the 2023 Bankruptcy Proceedings on November 14, 2023, we adopted fresh-start accounting in accordance with the provisions of ASC 852 and became a new entity for financial reporting purposes as of each of the 2020 Effective Date and the 2023 Effective Date. Fresh-start accounting requires that new fair values be established for our assets, liabilities, and equity as of the applicable Effective Date. All emergence-related transactions related to the 2020 Effective Date and the 2023 Effective Date were recorded as of June 16, 2022 and November 14, 2023, respectively. Accordingly, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor periods and the consolidated financial statements for the Predecessor periods from June 17, 2022 through December 30, 2022 and December 31, 2022 through November 14, 2023 are not comparable to the consolidated financial statements for the Predecessor period prior to and including June 16, 2022. Further, the information contained in our financial statements following emergence from bankruptcy was and may continue to be different from historical trends. This will make it difficult for shareholders to assess our performance in relation to prior periods. See Note 3 to the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.

Following emergence from the 2023 Bankruptcy Proceedings, our Board of Directors was changed and may implement changes in our business strategy that could affect the scope and results of our operations.
Our corporate business strategy is subject to continued development, evaluation and implementation by our management and Board of Directors. Pursuant to the 2023 Plan, the composition of our Board of Directors changed significantly following our emergence from the 2023 Bankruptcy Proceedings with the resignation of all then-serving directors, other than our President and Chief Executive Officer, Sigurdur Olafsson, and the reappointment of Paul Bisaro as the Chairman of the Board. Our Board of Directors is now made up of seven directors. All directors, other than Mr. Olafsson and Mr. Bisaro, have not previously served on our Board of Directors prior to our emergence from the 2023 Bankruptcy Proceedings. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board of Directors of the Company and, thus, may have different views on the issues that will determine our future, including our strategic plans and priorities. The Board of Directors may determine, from time to time, to implement changes in our business strategy, which may affect our operations and the future strategy and plans of the Company and differ materially from those of the past. For example, under the oversight of our Successor Board of Directors, we are engaged in a process of evaluating the assets across our portfolio and pursuing the divestiture opportunities. Consistent with these efforts, we have engaged an investment banker to help us, and we have adopted a transaction incentive plan that provides our Board of Directors and our senior management with incentives based on the proceeds of divestiture transactions. As a result, their interest may diverge from the interests of our other shareholders.
There is no guarantee that the strategic initiatives and plans, whether current or future, of the Board of Directors will be implemented in a timely manner or at all and, consequently, there is no guarantee that the operational and financial objectives of the Board of Directors will be achieved in a timely manner or at all.

Exercise of the Opioid CVRs pursuant to the CVR Agreement would result in either a cash payment to the Trust that could adversely affect our liquidity or an issuance of ordinary shares that could result in substantial dilution to holders of our ordinary shares.
On the 2023 Effective Date and pursuant to the 2023 Plan, we entered into a contingent value right agreement ("CVR Agreement") with Opioid Master Disbursement Trust II ("Trust"). Pursuant to the terms of the CVR Agreement, we issued 1,036,649 contingent value rights ("Opioid CVRs") to the Trust, which Opioid CVRs entitle the Trust to receive from the Company, when exercised, an amount in cash equal to the market price of one ordinary share less an exercise price of $99.36, subject to our right to issue new ordinary shares to the Trust in lieu of making some or all of the cash payment upon exercise in accordance with the terms of the CVR Agreement.
The Opioid CVRs are exercisable at any time for four years after the 2023 Effective Date. No assurances can be given as to when and if the Trust will exercise the Opioid CVRs, or whether we will elect to settle the Opioid CVRs in cash or ordinary shares. If we were to settle the Opioid CVRs in cash, such cash payment could adversely affect our liquidity and financial condition and the market price of the ordinary shares. Were we to elect to settle the Opioid CVRs via the issuance of ordinary shares, such equity issuance could result in substantial dilution to existing holders of our ordinary shares and cause the value of our ordinary shares to decline. The possibility of either such an occurrence may be viewed negatively by investors and have an unfavorable impact on the liquidity, market for and trading value of our ordinary shares. In addition, because our ordinary shares are not listed on any national securities exchange, the price for the ordinary shares for purposes of the payment to be made to the Trust could be determined by an appraisal process carried out by a banking institution, which would cause us to incur additional costs and may lead to a determination of the price for the ordinary shares that is unfavorable to us.

Risks Related to Our Business

Governmental investigations, inquiries, and regulatory actions and lawsuits brought against us by government agencies and private parties, in addition to future legislative actions, with respect to our historical commercialization of opioids could adversely affect our reputation, business, financial condition, results of operations and cash flows.
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
In addition, a significant number of lawsuits have been filed against us, other opioid manufacturers, distributors and others in the supply chain by cities, counties, state Attorneys General and private persons seeking to hold us and others accountable for opioid misuse and abuse. As a result of the Company's emergence from the 2020 Bankruptcy Proceedings, all opioid claims against us were deemed to have been settled, discharged, waived, released and extinguished in full on the 2020 Effective Date. We may face new opioid claims in the future, which could have a material adverse effect on our competitive position, business, financial condition and results of operations.
In connection with the 2020 Bankruptcy Proceedings, we implemented steps to comply with an Operating Injunction enjoining certain Mallinckrodt entities from engaging in certain conduct related to the manner in which they operate their opioid business. We reaffirmed these obligations in connection with the 2023 Bankruptcy Proceedings. The Operating Injunction prohibits, among other things, certain promotional activities related to opioid products and pain treatment, financial and in-kind support for third parties involved with opioids or pain treatment, and certain lobbying activities and communications related to opioids and pain treatment. The Operating Injunction also contains requirements for controlled substances suspicious order monitoring and reporting. The Operating Injunction further requires Mallinckrodt to make available certain clinical data through a third-party data archive and publicly disclose certain produced documents related to the opioid litigation. The Operating Injunction provides that Mallinckrodt must retain a monitor to evaluate and monitor compliance with the Operating Injunction for a term of five to seven years. On February 8, 2021, the Bankruptcy Court entered an order appointing R. Gil Kerlikowske to serve as monitor. The obligations imposed by the Operating Injunction would apply to the operation of Mallinckrodt's opioid business by any subsequent purchaser. The Operating Injunction imposes material limitations on Mallinckrodt's business in addition to those imposed by otherwise applicable law. Those limitations may have an adverse financial impact on Mallinckrodt's opioid business, including but not limited to by increasing overhead costs or reducing product sales. A violation of the Operating Injunction may also subject the Company to adverse action by the Bankruptcy Court, state and territory Attorneys General, or other enforcement authorities, as well as increased legal fees and costs associated with such actions.
In addition, legislative, regulatory or industry measures to address the misuse of prescription opioid medications may also affect our business in ways that we are not able to predict. For example, the State of New York enacted the Opioid Stewardship Act ("OSA"), which went into effect on July 1, 2018 and established an aggregate $100.0 million annual assessment on sales of certain opioid medications in New York. Following a challenge regarding its constitutionality, the OSA was generally permitted to go into effect, though its "pass through prohibition" was invalidated on the basis that it violates the Commerce Clause. Some states have enacted opioid taxes or enacted increased licensure and registration fees. For example, New York, effective July 1, 2019, imposed an excise tax on certain opioids. Other states may consider similar legislation that could require entities to pay an assessment or tax on the sale or distribution of opioid medications in those states and may vary in the assessment or tax amounts and the means of calculation from the OSA. If additional state or local jurisdictions successfully enact such legislation and we are not able to mitigate the impact on our business through price increases, operational changes or commercial arrangements, such legislation in the aggregate may have a material adverse effect on our business, financial condition, results of operations and cash flows. See the risk factor captioned "Extensive laws and regulations govern the industry in which we operate, and any failure to comply with such laws and regulations, including any changes to those laws and regulations may materially adversely affect us." for more information.
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
In the U.S., over the past several years, a significant number of pharmaceutical and biotechnology companies have been subject to inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales, marketing and pricing practices, including the DOJ, the OIG within the HHS, the FDA, the FTC and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including alleged violations of antitrust laws, the FFDCA, the FCA, the Prescription Drug Marketing Act, anti-kickback laws, data and patient privacy laws, export and import laws, consumer protection laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. These laws are described in greater detail in Item 1. Business. The DOJ and the SEC have also increased their focus on the enforcement of the FCPA, particularly as it relates to the conduct of pharmaceutical companies.
Many companies, including us, have faced government investigations or lawsuits by whistleblowers who bring a "qui tam" action under the FCA on behalf of themselves and the government for a variety of alleged improper promotional and marketing activities, including providing free product to customers expecting that the customers would bill the federal programs for the product; providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the Company’s products; providing assistance to patients with their insurance co-insurance obligations and providing donations to third-party charities that provide patients with such assistance; and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued FCA cases against pharmaceutical companies for causing false claims to be submitted as a result of the promotion and marketing of their products for unapproved uses or violations of the federal Anti-Kickback Statute. We have in the past been, and may in the future become, the subject of an FCA or other government investigation or whistleblower suit and we may incur substantial legal costs (including settlement costs) and business disruption responding to any such investigation or suit, regardless of the outcome.
As described in Item 3. Legal Proceedings, we are subject to various legal proceedings and claims. If we are deemed to have failed to comply with any relevant laws, regulations or government guidance, we could be subject to additional criminal and/or civil sanctions, including significant fines, damages, civil monetary penalties and exclusion from participation in government healthcare programs, including Medicare and Medicaid, actions against executives overseeing our business, consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations and/or burdensome remediation measures. Any such fines, awards, other sanctions or required remediation could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

We have various contractual and court-ordered compliance obligations that, if violated could result in monetary, injunctive or other penalties.
We have various contractual and court-ordered compliance obligations, including pursuant to the CIA and the Operating Injunction. The CIA, which was entered into with the OIG-HHS in March 2022 in concert with the 2020 Plan, has a five-year term and requires, among other things, enhancements to our compliance program, fulfillment of self-reporting, monitoring and training obligations, management certifications and resolutions from the Mallinckrodt Board of Directors and the retention of an independent review organization to conduct annual reviews of certain Company systems and transactions related to Specialty Brands government pricing and patient assistance activities. Similarly, the Operating Injunction entered by the Bankruptcy Court in connection with the 2020 Plan placed obligations on us with respect to the operation of our opioid business.
In addition, on November 30, 2023, we reached an agreement with the SEC to resolve the SEC staff’s previously disclosed investigation into certain of the Company’s disclosures. As part of the agreement, we consented to the entry of an SEC order ("SEC Order") that, among other things, requires us to retain a compliance consultant to review the Company’s disclosure controls and procedures relating to collection and assessment of information concerning potential risks, contingencies, trends, and uncertainties, and the implementation and sufficiency of the Company’s internal accounting controls related to generally accepted accounting principles in the U.S. ("GAAP") ASC 450. Under the terms of the SEC Order, we will implement recommendations of the compliance consultant.
Compliance with our contractual and court-ordered obligations requires the expenditure of significant resources and management time. Further, the failure to comply with any of our obligations may result in adverse action by the Bankruptcy Court, one or more state Attorneys General, the SEC, or other enforcement authorities; monetary, injunctive or other penalties; exclusion from participation in federal healthcare programs, including Medicare; increased legal fees and costs; negative publicity; and/or an increased risk of future lawsuits or other actions by third parties.

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
Public and governmental scrutiny of the cost of healthcare generally and pharmaceuticals in particular, especially in connection with price increases of certain products, could affect our ability to maintain or increase the prices of one or more of our products, which could negatively impact our future revenue and profitability. Certain press reports and other commentary have criticized the increases in the price of Acthar Gel over time, including related to the period prior to our acquisition of the product. Acthar Gel represented 23.5% and 22.7% of our net sales for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively. In addition, U.S. federal prosecutors have issued subpoenas to certain pharmaceutical companies seeking information about their drug pricing practices, among other issues, and in October 2020, the U.S. House of Representatives Committee on Oversight and Reform held hearings relating to drug pricing at which our former CEO testified along with executives from other major pharmaceutical companies. On December 10, 2021, the committee issued its final majority report detailing findings from the investigation. We cannot predict whether any particular legislative or regulatory changes or changes in insurers' reimbursement practices may result from any such public scrutiny, what the nature of any such changes might be or what impact they may have on us. If legislative or regulatory action were taken or insurers changed their reimbursement practices in a manner that limits our ability to maintain or increase the prices of our products, our financial condition, results of operations and cash flows could be negatively affected.

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
For any marketed drug products which are covered in the U.S. by the federal or state healthcare programs, such as the Medicare and Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require medicines be offered at substantial rebates and/or discounts to the government and certain private purchasers including "covered entities" purchasing under the 340B Drug Discount Program. Some of these programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear or precise. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the "additional rebate," a complex calculation which is based, in part, on the extent that a branded drug's price increases over time more than the rate of inflation (based on the Consumer Price Index for All Urban Consumers). Because, effective January 1, 2024, the Medicaid rebate amount is no longer capped at 100% of a drug's "average manufacturer price," this "additional rebate" calculation can result in an increase in Medicaid rebate liability beyond such price. In addition, this "additional rebate" calculation can result in a 340B ceiling price of one penny when such price calculates to less than $0.01. With respect to Acthar Gel, the "additional rebate" scheme, as applied to the historical pricing of Acthar Gel both before and after we acquired the medicine, has resulted in a 340B ceiling price of one penny, which has negatively impacted and is expected to continue to negatively impact our net sales of Acthar Gel. See the risk factor captioned "We have implemented changes to our Acthar Gel patient assistance program, which may receive additional review from governmental regulators and, if challenged, could have a material adverse effect on future net sales of Acthar Gel." for more information.
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
If we are unable to obtain, then maintain favorable pricing and reimbursement status in E.U. member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the E.U. could be negatively affected. We may face delays by certain European regulatory authorities in their pricing and reimbursement reviews. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, planned launches in the affected E.U. member states would be delayed, which could negatively impact anticipated revenue from and growth prospects for any product candidate.
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
Further, the Inflation Reduction Act, as noted in the Healthcare Reform section, establishes Medicare Part B and Part D inflation rebate schemes (the first Part B inflation rebate period was the first quarter of 2023; the first Part D inflation rebate period was the fourth quarter of 2022 through the third quarter of 2023) and a drug price negotiation program (with the first negotiated prices to take effect in 2026). It also makes changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may be subject to civil monetary penalties with respect to their compliance with the new Part D manufacturer drug discount program. Manufacturers thus could be subject to additional liability with respect to these programs as well.
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
The long-term success of our business depends upon our ability to successfully develop, gain approval of and commercialize our products and on our ability to identify compounds for development and commercialization in the future and to successfully complete the non-clinical work necessary to file INDs to pursue clinical development of such new compounds. Our programs may fail to identify or generate new compounds that meet our standards for development and commercialization, and, even if we are successful in generating or identifying such compounds, we may not be able to produce the data necessary to support a regulatory approval.
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
We sell a significant amount of our products to a limited number of independent wholesale drug distributors, large pharmacy chains and specialty pharmaceutical distributors. In turn, these wholesale drug distributors, large pharmacy chains and specialty pharmaceutical distributors supply products to pharmacies, hospitals, governmental agencies and physicians. Sales to one of our distributors that supplies our products to many end user customers, FFF Enterprises, Inc. for the period of April 2, 2022 (Predecessor) through December 29, 2023 (Successor) and McKesson Corporation for the period from November 15, 2023 through December 29, 2023 (Successor) and previously AmerisourceBergen Corporation for the period from December 31, 2022 through November 14, 2023 (Successor) and CuraScript, Inc. from January 1, 2022 through April 1, 2022 (Predecessor) accounted for 10.0% or more of our total net sales. If we were to lose the business of this distributor, or if this distributor failed to fulfill its obligations, experienced difficulty in paying us on a timely basis, or negotiated lower pricing terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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
We operate in an industry characterized by extensive patent litigation, and we may from time to time be a party to such litigation. For example, in October 2023, we received two notifications from the Japan Patent Office that indicate that a company has filed two invalidation proceedings against two patent term extension ("PTE") registrations relating to one or more patent(s) we were previously granted that cover Amitiza and its use in Japan. While we believe that our PTE registrations are valid, and we intend to vigorously defend the PTE registrations, if we are unsuccessful, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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
•Therakos – Our Therakos products provide extracorporeal photopheresis, which is an autologous immune cell therapy that is indicated in the U.S. for skin manifestations of CTCL and is available for several additional indications in markets outside the U.S. In the ECP process, blood is drawn from the patient, separating white blood cells from plasma and red blood cells (which are immediately returned to the patient). The separated white blood cells are treated with a UVA light activated drug, UVADEX, followed by UVA radiation in the photopheresis instrument, prior to being returned to the patient. Patents related to the methoxsalen composition have expired. Therakos historically manufactured two photopheresis systems, the CELLEX® Photopheresis System ("CELLEX"), which is the only FDA-approved closed ECP system, and the UVAR XTS® Photopheresis System. Patents related to the CELLEX system, disposable kit and overall photopheresis method expired in 2023. We continue to pursue additional patentable enhancements to the Therakos ECP system. Recently granted patents relating to improvements to the CELLEX system, processing of blood, disposable kit and overall photopheresis method may offer additional patent protection through approximately 2037.

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
These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates), difficulty in enrolling and maintaining subjects in a clinical trial (which, for example, contributed to our discontinuance of StrataGraft), lack of sufficient supplies of the product candidate or comparator drug, lack of sufficient funding to support a trial through its conclusion (which, for example, contributed to our discontinuance of StrataGraft), and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to GLPs or GCPs. A clinical trial may fail because it did not include and retain a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional studies or clinical trials or varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of product candidate or a new indication for a product candidate.
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
We are or may become involved in various legal proceedings and government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, disclosure matters, breach of contract, Medicare and Medicaid reimbursement claims, opioid related matters, promotional practices, compliance with laws relating to the manufacture and sale of controlled substances, and matters relating to the 2020 Bankruptcy Proceedings and the 2023 Bankruptcy Proceedings (including appeals of orders issued in the 2020 Bankruptcy Proceedings and the 2023 Bankruptcy Proceedings). Such proceedings, inquiries and investigations may involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties, changes in business practices and exclusion from participation in various government healthcare-related programs. Some of our existing legal proceedings, inquiries and investigations and related matters are described in Note 18 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report. If existing or future legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Even if one or more of these matters do not result in a direct adverse outcome, they could lead to distraction of management, the incurrence of additional costs and damage to our reputation, among other potential results that could have a material adverse effect on our business.
With respect to product liability and clinical trial risks, in the ordinary course of business we are subject to liability claims and lawsuits, including potential class actions, alleging that our marketed products or products in development have caused, or could cause, serious adverse events or other injury. Side effects or adverse events known or reported to be associated with, or manufacturing defects in, the products sold by us could exacerbate a patient’s condition, or could result in serious injury or impairment or even death. This could result in product liability claims against us and/or recalls of one or more of our products. In many countries, including in E.U. member states, national laws provide for strict (no-fault) liability that applies even where damages are caused both by a defect in a product and by the act or omission of a third party. Any such claim brought against us, with or without merit, could be costly to defend and could result in an increase in our insurance premiums. We retain liability for $10.0 million per claim and purchase an additional $100.0 million using a combination of primary/umbrella/excess liability policies with respect to any such claims. We believe this coverage level is adequate to address our current risk exposure related to product liability claims and lawsuits. However, some claims, such as those brought against us related to our sale of opioids, might not be covered by our insurance policies. Moreover, where the claim is covered by our insurance, if our insurance coverage is inadequate, we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all since insurance varies in cost and can be difficult to obtain. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We concluded that, as of December 29, 2023 (Successor), it was probable that we would incur remediation costs in the range of $17.7 million to $47.9 million. We also concluded that, as of December 29, 2023 (Successor), the best estimate within this range was $36.1 million. For further information on our environmental obligations, refer to Note 18 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report. Based upon information known to date, we believe our current capital and operating plans are adequate to address costs associated with the investigation, cleanup and potential remedial action for our known environmental matters.
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

If our business development activities or other strategic transactions are unsuccessful, it may adversely affect us.
We expect that from time to time we will evaluate potential business development opportunities to potentially grow the business through merger, acquisition, licensing agreements or other strategic transactions. We are also actively considering the divestiture of various assets across our portfolio. The process to evaluate potential business development and divestiture opportunities may be complex, time-consuming and expensive. Once a potential opportunity is identified, we may not be able to conclude negotiations of a potential transaction on terms that are satisfactory to us, which could result in a significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to our ability to close a potential transaction.
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
Divestitures or proposed divestitures may involve the loss of revenue, and the market for the associated assets may dictate that we sell such assets for less than what we paid. In connection with divestitures, we could also reduce the benefit of shared costs across our enterprise, as well as risk the departure of key employees. Divestitures could also lead to disruption in our business, technology and information systems, and the possibility of divestitures could impact the relationships we have with our customers, licensors, suppliers and employees. In addition, in connection with any asset sales or divestitures, we may be required to provide certain representations, warranties and covenants to buyers. While we would seek to ensure the accuracy of such representations and warranties and fulfillment of any ongoing obligations, we may not be completely successful and consequently may be subject to claims by a purchaser of such assets.

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

The DEA regulates the availability of controlled substances, including API, drug products under development and finished dose products. At times, the procurement and manufacturing quotas granted by the DEA may be insufficient to meet our needs.
The DEA is the U.S. federal agency responsible for domestic enforcement of the CSA. The CSA classifies drugs and other substances based on identified potential for abuse. Schedule I controlled substances, such as heroin and LSD, have a high abuse potential and have no currently accepted medical use; thus, they cannot be lawfully marketed or sold. Schedule II controlled substances include molecules such as oxycodone, oxymorphone, morphine and hydrocodone. The manufacture, storage, distribution and sale of these controlled substances are permitted, but highly regulated. The DEA regulates the availability of API, products under development and marketed drug products that are in the Schedule II category by setting annual quotas. Every year, we must apply to the DEA for manufacturing quota to manufacture API and, starting in 2024 every quarter, we must apply to the DEA for procurement quota to manufacture finished dose products. Given that the DEA has discretion to grant or deny our manufacturing and procurement quota requests, the quota the DEA grants may be insufficient to meet our needs. In 2022, manufacturing and procurement quotas granted by the DEA were sufficient to meet our sales and inventory requirements on most products. Over the past several years and into 2024, the DEA has steadily reduced the amount of opioid medication that may be manufactured in the U.S. as a response to the opioid crisis. These quota reductions have included oxycodone, hydrocodone, oxymorphone and hydromorphone. The DEA could take similar actions in the future. Future delay or refusal by the DEA to grant, in whole or in part, our quota requests could delay or result in stopping the manufacture of our current drug products, new product launches or the conduct of bioequivalence studies and clinical trials. Such delay or refusal also could require us to allocate drug products among our customers. These factors, along with any delay or refusal by the DEA to provide customers who purchase API from us with sufficient quota, could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. In addition, the DEA conducts periodic inspections of registered establishments that handle controlled substances and has stringent regulations on those establishments to prevent loss and diversion. Failure to maintain compliance with these regulations, particularly as manifested in loss or diversion, can result in regulatory action that could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

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
•political and economic instability;
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
Our intangible assets were $608.4 million as of December 29, 2023 (Successor). At least annually, we review the carrying value of our non-amortizing intangible assets, and for amortizing intangible assets when indicators of impairment are present. Conditions that could indicate impairment and necessitate an evaluation of intangible assets include, but are not limited to, a significant adverse change in the business climate or the legal or regulatory environment.
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
As of December 29, 2023 (Successor), we employed approximately 2,800 employees worldwide. Some of our employees are represented by labor organizations and national works councils. Our management believes that our employee relations are satisfactory. However, further organizing activities or collective bargaining may increase our employment-related costs and we may be subject to work stoppages and other labor disruptions. Moreover, if we are subject to employment-related claims, such as individual and class actions relating to alleged employment discrimination, wage-hour and labor standards issues, and such actions are successful in whole or in part, this may affect our ability to compete or have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face risks related to our collection and use of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action.
We are subject to laws and regulations governing the privacy and security of health related and other personal data we collect and maintain, including the GDPR, Section 5 of the FTC Act, HIPAA, the CCPA as amended by the CPRA, and other state comprehensive privacy laws. Any failure by us or any of our third-party service providers to follow such laws could result in significant liability or reputational harm under such state, federal and international privacy, data protection and other laws. The landscape of federal and state laws regulating personal data is constantly evolving, and compliance with these laws requires a flexible privacy framework and substantial resources, and compliance efforts will likely be an increasing and substantial cost in the future.

We have implemented changes to our Acthar Gel patient assistance program, which may receive additional review from governmental regulators and, if challenged, could have a material adverse effect on future net sales of Acthar Gel.
We currently offer a patient assistance program ("PAP") that provides free Acthar Gel vials to certain eligible patients. Beginning January 1, 2024, we implemented changes to expand our program to eligible Medicaid beneficiaries who have been prescribed Acthar Gel for an on-label indication and meet all other PAP eligibility criteria. Our decision to expand PAP eligibility was made in response to changes in the Medicaid Drug Rebate Program’s ("MDRP") unit rebate amount calculation that becomes effective in 2024 and is designed to ensure that Medicaid patients retain timely and affordable access to Acthar Gel. We provided CMS and OIG with advance notice of these changes. While we believe these changes comply with existing statutory and regulatory requirements and related guidance, including based on consultation with external advisors, it is possible that CMS, OIG or other governmental agencies could take issue with such changes. If we are unable to either expand our PAP as currently planned or find an alternative solution, we will incur additional expenses under the 2024 changes to the MDRP unit rebate amount calculation, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Risks Related to Our Indebtedness and Settlement Obligation

Our substantial indebtedness and settlement obligation could adversely affect our financial condition and prevent us from fulfilling our obligations and could further adversely affect our ability to make ongoing payments in respect of the 2023 Plan.
We have substantial indebtedness and settlement obligation. As of December 29, 2023 (Successor), total debt principal was $1,647.8 million, of which $6.5 million was classified as current. In addition, we have $236.1 million of remaining obligations in respect of the Acthar Gel-Related Litigation Settlement (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report). Our substantial indebtedness could adversely affect our ability to fulfill our financial obligations (including our ability to service our indebtedness and our obligations in respect of the Acthar Gel-Related Litigation Settlement) and have a negative impact on our financing options and liquidity positions.
Our degree of debt leverage and our significant settlement obligation have significant consequences, including the following:
•making it more difficult for us to satisfy our obligations with respect to our debt and our ongoing obligations in respect of the Acthar Gel-Related Litigation Settlement;
•limiting our ability to refinance our going-forward debt obligations, or to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other corporate requirements;
•requiring us to sell assets or restructure or refinance our indebtedness and Acthar Gel-Related Litigation Settlement obligation;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, research and development, acquisitions and other general corporate purposes;
•limiting our ability to refinance our indebtedness, certain of which is subject to a significant make-whole payment requirement for prepayments during the two years following the 2023 Effective Date, or make prepayments of our ongoing obligations in respect of the Acthar Gel-Related Litigation Settlement on terms acceptable to us or at all;
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
If we cannot make scheduled payments on our debt or the Acthar Gel-Related Litigation Settlement obligation, we will be in default and, as a result, lenders under any of our then-outstanding indebtedness could declare essentially all outstanding principal and interest to be due and payable, our secured lenders could foreclose against the assets securing such borrowings, beneficiaries of our then-outstanding Acthar Gel-Related Litigation Settlement obligation could declare such obligations to be due and payable, and we could be forced to return to bankruptcy or into liquidation.

We may not be able to generate sufficient cash to service all of our indebtedness and settlement obligation and we may be forced to take other actions to satisfy our obligations under our indebtedness and settlement obligation, which may not be successful.
Our ability to make scheduled payments on or to refinance our going-forward debt obligations and Acthar Gel-Related Litigation Settlement obligation depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness and satisfy our Acthar Gel-Related Litigation Settlement obligation.
If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements (including our Acthar Gel-Related Litigation Settlement obligation), we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness and Acthar Gel-Related Litigation Settlement obligation. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations and Acthar Gel-Related Litigation Settlement obligation. The agreements governing our existing indebtedness restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions (other than for repayment of indebtedness, which repayment, for two years following the 2023 Effective Date, is subject to a significant make-whole premium) and (b) our ability to raise debt capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations or Acthar Gel-Related Litigation Settlement obligation then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations and Acthar Gel-Related Litigation Settlement obligation, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.
If we cannot make scheduled payments on our debt or the Acthar Gel-Related Litigation Settlement obligation, we will be in default and, as a result, lenders under any of our then-outstanding indebtedness could declare essentially all outstanding principal and interest to be due and payable, our secured lenders could foreclose against the assets securing such borrowings, beneficiaries of our then-outstanding Acthar Gel-Related Litigation Settlement obligation could declare such obligations to be due and payable, and we could be forced to return to bankruptcy or into liquidation.

The terms of the agreements that govern our indebtedness and settlement obligation restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.
The agreements that govern the terms of our existing indebtedness and settlement obligation contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including limitations or restrictions on our ability to:
•incur, assume or guarantee additional indebtedness;
•declare or pay dividends, make other distributions with respect to equity interests, or purchase or otherwise acquire or retire equity interests;
•make any principal payment on, or redeem or repurchase, subordinated, junior secured or unsecured debt and, with respect to certain of our indebtedness and the Acthar Gel-Related Litigation Settlement obligation;
•make loans, advances or other investments;
•sell or otherwise dispose of assets, including capital stock of subsidiaries;
•use the proceeds from dispositions of assets, including capital stock of subsidiaries;
•incur liens;

•enter into transactions with affiliates;
•enter into sale and lease-back transactions;
•permit the occurrence of certain change of control transactions;
•consolidate or merge with or into or sell all or substantially all of our assets to, another person or entity; and
•draw the full amount otherwise available of our receivables-based financing lending facility.
A breach of the covenants under the agreements that govern the terms of any of our indebtedness or settlement obligation could result in an event of default under the applicable indebtedness or settlement obligation. Such default may allow the creditors to accelerate the related debt or settlement obligation and may result in the acceleration of any other debt or settlement obligation to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement that governs our receivables-based financing facility would permit the lenders under such facility to terminate all commitments to extend further credit thereunder. Furthermore, if we are unable to repay the amounts due and payable under our secured indebtedness, those creditors will be able to proceed against the collateral granted to them to secure that secured indebtedness. Additionally, if a change in control transaction were to occur, such a transaction may accelerate the maturity dates on our indebtedness. If the holders of our debt or settlement obligation accelerate the repayment of our borrowings or the payment of our settlement obligation for the above reasons, or any other, we may not have sufficient assets to repay such indebtedness or settlement obligation.
As a result of these restrictions, coupled with operating limitations imposed by the 2023 Plan and related arrangements, we may be:
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

Our debt levels and settlement obligation and challenges in the commercial and credit environment may materially adversely affect our ability to issue debt on acceptable terms and our future access to capital.
Our ability to issue debt or enter into other financing arrangements on acceptable terms could be materially adversely affected by our debt levels and settlement obligation or if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or other significantly unfavorable changes in economic conditions occur. In addition, volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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
Certain of our secured indebtedness, including borrowings under our senior secured term loans and our receivables-based financing facility, is subject to variable rates of interest and exposes us to interest rate risk. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase and our net loss would increase, even though the amount borrowed under the facilities remained the same. As of December 29, 2023 (Successor), we had variable-rate debt consisting of $869.2 million outstanding principal amount on our senior secured term loans. An unfavorable movement in interest rates, primarily Secured Overnight Financing Rate ("SOFR"), could result in higher interest expense and cash payments for us. Although we have entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows, we cannot provide assurance that such arrangement or any other similar arrangement that we may enter into will successfully mitigate such interest rate volatility.

Despite current and anticipated indebtedness levels, we may still be able to incur more debt. This could further exacerbate the risks described above.
We may be able to incur substantial additional indebtedness in the future. Although agreements governing our existing indebtedness and settlement obligation restrict the incurrence of additional indebtedness, these restrictions are and will be subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify.

We may need additional financing in the future to meet our capital needs or to make acquisitions, and such financing may not be available on favorable or acceptable terms, and may be dilutive to existing shareholders. The use of proceeds from future financings will be subject to the restrictions from our existing indebtedness.
We may need to seek additional financing for general corporate purposes. For example, we may need to increase our investment in R&D activities or need funds to make acquisitions. We may be unable to obtain any desired additional financing on terms that are favorable or acceptable to us, or at all. Depending on market conditions and subject to the restrictions from our existing indebtedness, adequate funds may not be available to us on acceptable terms and we may be unable to fund our expansion, successfully develop or enhance products, or respond to competitive pressures, any of which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. In addition, even if we are able to raise such additional funds, the use of proceeds therefrom will be subject to the limitations imposed by our existing indebtedness.

Risks Related to Tax Matters

The United States could treat Mallinckrodt plc (parent corporation) as a U.S. taxpayer under Internal Revenue Code Section 7874.
Following the emergence from the 2023 Bankruptcy Proceedings, Mallinckrodt plc continues to be an Irish tax resident. The Internal Revenue Service ("IRS") may, however, assert that Mallinckrodt plc should be treated as a U.S. corporation for U.S. federal income tax purposes pursuant to Internal Revenue Code ("IRC") Section 7874. For U.S. federal income tax purposes, a corporation is generally considered to be tax resident in the jurisdiction of its organization or incorporation. Because Mallinckrodt plc is an Irish incorporated entity, it would generally be classified as a foreign corporation under these rules. IRC Section 7874 provides an exception to this general rule under which a foreign corporation may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes if the following requirements are met: (i) the foreign corporation completes the direct or indirect acquisition of substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring the outstanding shares of the U.S. corporation), (ii) the former shareholders of the acquired U.S. corporation hold at least 80% (or 60% in certain circumstances) of the shares of the foreign acquiring corporation, and (iii) the foreign corporation's "expanded affiliated group" does not have substantial business activities in the foreign corporation's country of organization or incorporation compared to the expanded affiliated group's worldwide activities. Although it is not free from doubt, we believe that after implementation of the 2023 Plan, Mallinckrodt plc should not be treated as acquiring directly or indirectly substantially all of the properties of a U.S. corporation and, as a result, Mallinckrodt plc is not expected to be treated as a U.S. corporation or otherwise subject to the adverse tax consequences of IRC Section 7874. The law and the Treasury Regulations promulgated under IRC Section 7874 are, however, unclear and there can be no assurance that the IRS will agree with this conclusion. If it is determined that IRC Section 7874 is applicable, Mallinckrodt plc would be treated as a U.S. corporation for U.S. federal income tax purposes which could result in additional adverse tax consequences. In addition, although Mallinckrodt plc would be treated as a U.S. corporation for U.S. federal income tax purposes, it would also be considered an Irish tax resident for Irish tax and other non-U.S. tax purposes.

The IRS may interpret IRC Section 382 limitation and cancellation of debt income attribution rules differently.
In general, IRC Section 382, provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses ("BILs"), against future taxable income in the event of a change in ownership. Emergence from the 2020 Bankruptcy Proceedings and the 2023 Bankruptcy Proceedings resulted in a change in ownership for purposes of IRC Section 382. Any discharge of our external or internal debt obligations as a result of the bankruptcy proceedings for an amount less than the adjusted issue price may give rise to cancellation of debt income, which must either be included in our taxable income or result in a reduction to our tax attributes. U.S. tax attributes subject to reduction include: (i) net operating loss ("NOL(s)") and NOL carryforwards; (ii) credit carryforwards (iii) capital losses and capital loss carryforwards; and (iv) the tax basis of our depreciable, amortizable and other assets. The amount of our post-ownership change annual U.S. taxable income that can be offset by the pre-ownership change U.S. NOLs and BILs generally cannot exceed an amount equal to the product of (a) the applicable federal long-term tax exempt rate in effect on the date of the ownership change and (b) the value of our U.S. affiliate stock immediately prior to implementation of each respective plan of reorganization ("Annual Limitation") (a separate Annual Limitation must be computed for both the 2020 Plan and the 2023 Plan). The Annual Limitation may also be increased or decreased during the first five years post-ownership change for certain realized built-in-gains or realized BILs, respectively. Our interpretation of the impact of the IRC's limitations on the utilization of tax attributes after the ownership change caused by the emergence from bankruptcy may differ from the IRS's interpretation. Any additional limitations on our ability to prospectively use these tax attributes may have an adverse effect on our prospective cash flow.

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
The European Commission, U.S. Congress and Treasury Department, the Organization for Economic Co-operation and Development ("OECD"), and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations, particularly payments made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.K., Ireland, E.U., Switzerland, Japan, U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.

Recent examples include the European Commission's Anti-Tax Avoidance Directives (ATAD I and ATAD II), the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (Multilateral Instrument) and the new corporate alternative minimum tax created in the U.S. by the Inflation Reduction Act.
Additionally, on December 20, 2021, the OECD released the Global Anti-Base Erosion ("GloBE") Model Rules ("Pillar Two") providing a legislative framework for the Income Inclusion Rule and the Under-Taxed Payment Rule ("UTPR"). Pillar Two is designed to ensure that large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, principally creating a 15% minimum global effective tax rate. On December 15, 2022, the E.U. member states unanimously adopted a directive implementing the Pillar Two global minimum tax rules. On December 20, 2022, the OECD released three guidance documents related to Pillar Two. These documents included guidance on safe harbors and penalty relief and consultation papers on the GloBE Information Return and Tax Certainty for the GloBE rules. A number of E.U. member states have transposed the directive into national legislation with the rules to be applicable for fiscal years beginning on or after December 31, 2023, with the exception of the UTPR which is to be applicable for fiscal years beginning on or after December 31, 2024. Our fiscal year end of December 29, 2023 will allow us to postpone the effective date of these law changes by one year. We are closely monitoring developments and are evaluating the impacts these new rules will have on our tax rate, including the eligibility to qualify for the safe harbor rules.
The Pillar Two rules could adversely affect us and our affiliates by increasing our effective tax rate and cash tax obligations, which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and cash flows.

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
Irish law allows our shareholders to pre-authorize shares to be issued by our Board of Directors without further shareholder approval for up to a maximum of five years. Additionally, subject to specified exceptions, including as opt-out approved by a shareholder vote, Irish law grants statutory pre-emptive rights to existing shareholders to subscribe for new issuances of shares for cash. The Company's new Memorandum and Articles of Association, adopted on November 14, 2023, ("New Articles of Association"), contain a five-year pre-authorization of the Board of Directors to issue shares and opt-out of pre-emption rights (subject to certain pre-emption rights granted to shareholders holding 1% or more of issued ordinary shares). We cannot guarantee that renewal of the pre-authorization or opt-out from pre-emptive rights will always be sought or approved. We cannot provide assurance that these Irish legal restrictions will not interfere with our capital management.

Risks Related to Our Ordinary Shares

Our ordinary shares are not listed on any national securities exchange, and we could cease to be a reporting company in the future.
Our new ordinary shares issued following emergence from the 2023 Bankruptcy Proceedings are not listed on any national securities exchange, and we have no intention to list our ordinary shares on any national securities exchange or to have our ordinary shares quoted on the OTC market. Our ordinary shares are issued through a transfer agent and are not eligible for settlement through DTC, which ordinarily facilitates trades in listed securities in the United States. As a result, our ordinary shares are not able to be held in street name and can only be held in registered form, which means that trading in our ordinary shares requires additional administrative steps as compared to shares that are listed on a national securities exchange or quoted on the OTC market. Furthermore, because the ordinary shares will not be listed on a national securities exchange, additional transfer taxes and administrative steps will be necessary to effect the sale, transfer and settlement of shares. So long as the ordinary shares are not listed on a national securities exchange, it will be an offense for a transferee of ordinary shares to fail to comply with requirements to file an Irish stamp duty return and to pay any Irish stamp duty due with the Irish Revenue Commissioners following such transfer, and interest and penalties will accrue. The filing of such returns and payment of the stamp duty requires both the transferee and transferor to have obtained an Irish tax reference number from the Irish Revenue Commissioners and requires payment of the stamp duty from an Irish bank account with the Irish Revenue Commissioners. Until such stamp duty return has been duly filed (or duly exempted) and the related stamp duty duly paid, the transfer of shares will not be legally enforceable or effective under Irish law. Where any transfer of ordinary shares occurs at less than market value, the transferor can be liable for all of the obligations of the transferee in relation to Irish stamp duty.
Because the ordinary shares will not be listed and because of the additional administrative steps and tax ramifications related to transferring ordinary shares, we do not expect that there will be an active trading market for our ordinary shares and there may be limited liquidity for our shares, which could have a negative impact on the market price of our ordinary shares. Holders of our ordinary shares may have difficulty selling or transferring any ordinary shares that they hold, and the number of investors willing to hold or acquire ordinary shares may be reduced, the trading price of ordinary shares may be depressed, we may receive decreased news and analyst coverage and we may be limited in our ability to issue additional securities or obtain additional equity financing in the future on terms acceptable to us, or at all.
The absence of an active trading market for our ordinary shares would also impact our ability to access the capital markets and severely limit our ability to use equity to effect acquisitions or recruit employees.

If we cease to be subject to Exchange Act reporting obligations, holders of our ordinary shares would be subject to risks of an investment in a private company rather than a U.S. public reporting company.
Prior to our emergence from the 2023 Bankruptcy Proceedings, holders of a majority of our first lien and second lien debt informed us that they desire for the Company to no longer be a reporting company for purposes of the Exchange Act. We expect to consider whether and when it would be advisable to suspend our reporting obligations under the Exchange Act. To suspend reporting obligations under the Exchange Act, among other requirements, we would need to (a) not be publicly listed on a national securities exchange and (b) deregister our ordinary shares under Section 12(g) of the Exchange Act, following a determination in accordance with SEC rules that shares in the Company are held by less than 300 shareholders of record. Any decision of whether to deregister ordinary shares under the Exchange Act and suspend filing Exchange Act reports, and the manner and timing of doing so, would be made by our Board of Directors. There can be no assurance as to whether or when our Board of Directors may make such a decision or how it would be implemented. If we suspend filing reports under the Exchange Act, public information regarding the Company may not be readily available. Accordingly, the liquidity, market for and trading value of our ordinary shares and other securities may be negatively impacted.

In the event our ordinary shares are deregistered and we suspend filing reports under the Exchange Act, holders of our securities would be subject to the risks of an investment in a private company rather than a U.S. public reporting company. Upon any deregistration of the ordinary shares, our duty to file periodic reports with the SEC would be suspended, which would result in a substantial decrease in required public disclosure by us about our operations and prospects. We would also be relieved of the obligation to comply with the requirements of the proxy rules under Section 14 of the Exchange Act. The suspension of our reporting obligations under the Exchange Act would likely further reduce any trading market and liquidity for our ordinary shares and may negatively impact the value of, and ability to sell, such shares. In addition, shareholders may not be able to rely on Rule 144 under the Securities Act of 1933, as amended, to sell their ordinary shares in the absence of current public information about the Company, which would limit the trading in the ordinary shares.
Ceasing to be a public reporting company would also impact our ability to access the capital markets and severely limit our ability to use equity to effect acquisitions or recruit employees.
The process of pursuing and potentially suspending Exchange Act reporting could also cause disruptions to our business and divert management’s attention and other resources from day-to-day operations, which could have an adverse effect on our business, results of operations, and financial condition. In addition, the possibility of, or any announcement of, suspending Exchange Act reporting could have an adverse effect on our relationships with customers and third-party service providers, who may react negatively to the possibility of a lack of publicly available information about us.

In connection with our emergence from the 2023 Bankruptcy Proceedings we adopted, the New Articles of Association, which contains provisions that are more similar to U.S. private companies than U.S. publicly listed companies.
In connection with our emergence from the 2023 Bankruptcy Proceedings, we adopted the New Articles of Association, which contain provisions that are different than our prior memorandum and articles of association and that may be considered more common to private companies than publicly listed companies, including with respect to nominations of directors, "drag-along" rights, "tag-along" rights, and various provisions related to potential sales of Mallinckrodt or its assets or business segments. Many of these provisions provide rights to specified groups of holders, and the interests of those holders may be different than yours.
The New Articles of Association provide that the number of directors shall be seven (7); provided that the Company may from time to time by special resolution increase or decrease the maximum number of directors. The New Articles of Association provide that the Board of Directors shall consist of the following:
•the CEO of the Company;
•one (1) director ("1L AHG Steering Committee Director") designated by the Company shareholder holding the largest number of issued ordinary shares of the Company (calculated in accordance with the terms of the New Articles of Association) from time to time selected from certain of holders of our former first lien debt, and that shareholder has the sole right to remove and replace the 1L AHG Steering Committee Director in accordance with the terms of the New Articles of Association for so long as such shareholder continues to hold at least 5% of the ordinary shares (calculated on a fully-diluted basis and excluding equity to be issued under the MIP and the Opioid CVRs);
•one (1) director ("Crossover AHG Steering Committee Director" and, together with the 1L AHG Steering Committee Director, the "Designated Directors") designated by the Ad Hoc Crossover Group Steering Committee (as defined in the 2023 Plan), which Ad Hoc Crossover Group Steering Committee shall have the sole right to remove and replace such Crossover AHG Steering Committee Director in accordance with the terms of the New Articles of Association for so long as at least one Company shareholder in the Ad Hoc Crossover Group Steering Committee holds at least 5% of the ordinary shares of the Company (calculated on a fully-diluted basis and excluding equity to be issued under the MIP and the Opioid CVRs); and
•up to four (4) directors who qualify as "independent directors" under the listing requirements of the New York Stock Exchange ("NYSE"), to be designated by a nominating and selection committee ("Nominating and Selection Committee") comprised of members of the Ad Hoc First Lien Group Steering Committee, the Ad Hoc Crossover Group Steering Committee and the Ad Hoc 2025 Noteholder Group (each as defined in the 2023 Plan).
As a result, other holders of ordinary shares do not currently have a role in the nomination or any designation of members of the Board of Directors, though holders of ordinary shares do have the right to vote on the reelection of the four independent directors. Furthermore, the interests of the groups appointing these directors may be different than yours, including because a number of the parties designating directors and members of the Nominating and Selection Committee have significant interests in the Company’s debt instruments. As a result, the nominees to the Board of Directors that they designate may be more inclined to consider the interests of debt holders, which could differ from the interests of holders of ordinary shares. For example, certain members of the Nominating and Selection Committee, which is comprised of members of the Ad Hoc First Lien Group Steering Committee, the Ad Hoc Crossover Group Steering Committee and the Ad Hoc 2025 Noteholder Group, have encouraged us to seek deregistration, as well as the divestiture of assets. Certain of these holders also have the right to appoint non-voting observers to our Board of Directors, which could have the effect of influencing Board decisions.

Subject to customary exceptions, the New Articles of Association provide that if any of our shareholders owning, or group of shareholders collectively owning, more than 50% of the issued ordinary shares (excluding equity to be issued under the MIP and the Opioids CVRs) ("Selling Shareholders") agree to sell all of their ordinary shares to an unaffiliated third party, the Selling Shareholders shall, subject to Irish law, have the right to effect a sale of the Company through a process set forth in the New Articles of Association without the approval of our other shareholders. Subject to customary exceptions, the New Articles of Association also provide that if one or more of our shareholders ("Transferring Shareholder(s)") desires to sell more than 50% of the issued ordinary shares (excluding equity to be issued under the MIP and the Opioid CVRs) to any unaffiliated third party in any transaction (or series of related transactions) (a "Tag-Along Transaction"), our other shareholders will have customary tag-along rights to participate in such Tag-Along Transaction on a pro rata basis. The New Articles of Association provide that shareholders collectively owning a majority of the ordinary shares (excluding equity to be issued under the MIP and the Opioid CVRs) shall have the right, upon reasonable notice, to require the Company to commence and effect within a reasonable time specified by such shareholder a process to effect a sale of the Company or its assets or business segments.
As a result of the various provisions in the New Articles of Association, including those discussed above, the rights of holders of ordinary shares are more similar to those customarily found in a private company rather than those found in a publicly listed company. As a result, you may have more limited rights, and you could be subject to decisions by other shareholders whose interest may be different than yours.

We are a "smaller reporting company" and will be able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our ordinary shares less attractive to investors.
We are a "smaller reporting company," as defined in the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "smaller reporting companies," including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. We may take advantage of these reporting exemptions until we are no longer a "smaller reporting company." We will remain a "smaller reporting company" until (a) the aggregate market value of our outstanding ordinary shares held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250 million or more and we reported annual net revenues as of our most recently completed fiscal year of $100 million or more, or (b) the aggregate market value of our outstanding ordinary shares held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 1C.	Cybersecurity.
We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners to conduct key operations across our enterprise.

Cybersecurity Program
We have worked to develop our cybersecurity program to protect the confidentiality, integrity, and availability of systems and data. We have implemented administrative, technical, and physical safeguards that we believe are appropriate to the size and complexity of our business and the nature and scope of our activities. We evolve our cyber defenses to help minimize impacts from cyber threats to safeguard our assets and data.
Our program includes a number of safeguards. These safeguards include processes for endpoint security (such as anti-malware and endpoint detection and response tools), network security (such as firewalls, intrusion detection systems, and filtering), and vulnerability management (such as vulnerability scans and patch management). Applicable personnel are provided cybersecurity awareness training and receive periodic awareness through ad hoc communications on security topics, including how to report suspicious activity or potential incidents. However, vulnerabilities or threats identified through our cybersecurity program may take time to remediate or mitigate.
We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and performing additional risk screenings and procedures, as appropriate. We have established a third-party risk management program that includes a formal vendor and cloud security policy and processes to conduct diligence on applicable vendors, including thorough questionnaires and additional documentation. Cybersecurity controls language may be included in third-party service provider contracts, and if applicable, this language is designed to be tailored to the use case and sensitivity of any data or business processes involved.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
To assess, identify, and manage potential cybersecurity threats, our Security Operations Center ("SOC") team works in conjunction with a third-party managed security service provider to monitor systems and threats, including those on systems managed by third-parties, such as cloud platforms.
In the event of a potential or actual cybersecurity incident, we maintain an incident response program. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements. We maintain a Cybersecurity Incident Response Plan ("IRP") and business continuity and disaster recovery plans in the event of a significant cybersecurity incident or disruption. The IRP is tested using tabletop exercises.

Governance
Management Oversight
The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by a team that includes our Chief Information Security Officer ("CISO"), who reports to our VP of Information Systems. The CISO is supported by a SOC team, an Incident Response Manager, a Governance Risk and Compliance Manager, and cybersecurity architects. These individuals and groups are responsible for the day-to-day management of our cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and are regularly engaged to help ensure our cybersecurity program functions effectively in the face of evolving cybersecurity threats. The individuals involved generally have significant experience in cybersecurity and related information technology, including responding to incidents and developing security policies, with our three most senior leaders having an average of 25 years of experience in cybersecurity.
In addition to the day-to-day management of these risks, we hold a monthly meeting of an Information Risk Committee, which is comprised of representatives from our legal, human resources, compliance, and information technology departments. On a quarterly basis, we also hold a meeting of our Executive IT Steering Committee, which is comprised of members of the executive leadership, so that they can receive regular briefings on cybersecurity matters, including threats, events, and program enhancements.
Board Oversight
Our full Board of Directors provides oversight for our cybersecurity program. At least annually, the CISO and the VP of Information Technology report to the Board of Directors on information technology, cybersecurity and information security-related matters, including relevant business activities, key risks and mitigation efforts, prior incidents, results of assessments and monitoring, and the potential impact on the Company’s business.

Cybersecurity Risk Management and Strategy
Our cybersecurity risk management processes are integrated into our overall business risk management program. As part of our risk management program, we identify, assess and evaluate risks impacting our operations across the Company, including those risks related to cybersecurity. As part of risk management processes, we maintain cybersecurity insurance that provides coverage for certain costs related to cybersecurity-related incidents. However, the amount or type of coverage may not be sufficient to address costs for handling an incident, or future changes may occur to insurance coverage.
As of December 29, 2023, we are not aware of any risks from cybersecurity threats, including from previous cybersecurity incidents, that materially impacted the Company's strategy, operations, or financial condition in the last three years. However, we have been the target of previous cyber attacks and anticipate we will continue to face risks of incidents through various types of attacks, including those using sophisticated techniques and evolving technologies such as artificial intelligence. Although we make efforts to maintain the security of our systems and data, we are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems that could adversely affect our business. For further discussion, see the risk factor captioned "Our business depends on the continued effectiveness and availability of our information technology infrastructure, and failures of this infrastructure could harm our operations" included within Item 1A. Risk Factors of this Annual Report.

Item 2.	Properties.
Our principal executive offices and Specialty Brands global external manufacturing operations are located in Dublin, Ireland. In addition, we have other locations in the U.S., most notably our corporate shared services facility in Hazelwood, Missouri, our Specialty Brands commercial headquarters in Bridgewater, New Jersey and our Specialty Generics headquarters and technical development center in Webster Groves, Missouri. As of December 29, 2023 (Successor), in addition to a number of leased facilities, we owned a total of ten facilities in the U.S., Ireland and Japan. Our owned facilities consist of approximately 2.1 million square feet, and our leased facilities consist of approximately 0.4 million square feet. We have eleven manufacturing sites: one in Ireland; two in Japan; and eight in the U.S. We believe all of these facilities are well-maintained and suitable for the operations conducted in them.

Item 3.	Legal Proceedings.
We are subject to various legal proceedings and claims, including government investigations, environmental matters, product liability matters, patent infringement claims, antitrust matters, securities class action lawsuits, personal injury claims, employment disputes, contractual and other commercial disputes, and other legal proceedings, sometimes in the ordinary course of business. Although it is not feasible to predict the outcome of these matters, we believe, unless otherwise indicated, given the information currently available, that the ultimate resolution of any particular matter, or matters that have the same legal or factual issues, would not have a material adverse effect on our financial condition, results of operations and cash flows.
For further information regarding our material pending legal proceedings, refer to Note 18 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report, which is incorporated by reference into this Part I, Item 3.

Item 4.	Mine Safety Disclosures.
 Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Prior to the 2023 Bankruptcy Proceedings, the ordinary shares of our Predecessor were traded on the NYSE American LLC ("NYSE American") under the ticker symbol "MNK." On September 6, 2023, the NYSE filed a Form 25 with the SEC to delist the Predecessor ordinary shares from the NYSE American. The delisting became effective September 16, 2023. The deregistration of the ordinary shares under Section 12(b) of the Exchange Act became effective on December 5, 2023, at which point the ordinary shares were deemed registered under Section 12(g) of the Exchange Act. The Predecessor ordinary shares began trading on the Pink Open Market (formerly known as the OTC Pink Marketplace) on August 29, 2023 under the symbol "MNKTQ." On November 14, 2023, upon emergence from the 2023 Bankruptcy Proceedings, all outstanding ordinary shares of our Predecessor were cancelled, and we issued a total of 19,696,335 new ordinary shares. As a result of the cancellation of our Predecessor ordinary shares, the Company ceased trading on the Pink Open Market. There is currently no established public trading market for our ordinary shares.
As of March 22, 2024, we had 19,696,335 ordinary shares outstanding, held by 446 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our ordinary shares.
Under Irish law, we can only pay dividends and repurchase shares out of distributable reserves. We did not declare or pay any dividends and we do not currently intend to pay dividends in the foreseeable future.
During the quarter ended December 29, 2023, we repurchased 10,636 of our ordinary shares for the satisfaction of tax withholding obligations in connection with the vesting of restricted stock issued to employees as follows:

	Total Number of Shares Purchased	Average Price Paid per Share
Predecessor
September 30, 2023 to October 27, 2023	—	$—
October 28, 2023 to November 14, 2023	10,636	0.09
Successor
November 15, 2023 to December 29, 2023	—	$—
On the 2023 Effective Date, the Company entered into a CVR Agreement with the Trust. Pursuant to the terms of the CVR Agreement, the Company issued 1,036,649 Opioid CVRs to the Trust, which Opioid CVRs entitle the Trust to receive from the Company, when exercised, an amount in cash equal to (a) the Market Price of one new ordinary share of the Company at the time of exercise less (b) $99.36, subject to the right of the Company to, at its option but subject to certain conditions, issue ordinary shares to the Trust in lieu of making some or all of the cash payment due upon exercise in accordance with the terms of the CVR Agreement. The Opioid CVRs are exercisable at any time for four years after the 2023 Effective Date.

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

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. The period November 15, 2023 through December 29, 2023 reflects the Successor period, while the period December 31, 2022 through, and including, November 14, 2023 reflects the Predecessor period. The combined periods of December 31, 2022 through November 14, 2023 (Predecessor) and November 15, 2023 through December 29, 2023 (Successor) ("fiscal 2023") and the combined periods of January 1, 2022 through June 16, 2022 (Predecessor) and June 17, 2022 through December 30, 2022 (Predecessor) ("fiscal 2022") consisted of 52 weeks, while the fiscal year ended December 31, 2021 (Predecessor) ("fiscal 2021") consisted of 53 weeks.

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

Significant Events
Emergence from Voluntary Reorganization
On the 2023 Petition Date, we voluntarily initiated the 2023 Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On October 10, 2023, the Bankruptcy Court entered an order confirming the 2023 Plan. Subsequent to the order confirming the 2023 Plan, the High Court of Ireland made an order on November 10, 2023 confirming the 2023 Scheme of Arrangement. The 2023 Plan and the 2023 Scheme of Arrangement became effective on November 14, 2023, and on such date we emerged from the 2023 Bankruptcy Proceedings.
On the 2023 Effective Date, pursuant to the 2023 Plan and the 2023 Scheme of Arrangement, among other things:
•We issued 18,179,718 ordinary shares to the holders of our previously outstanding first lien debt and 1,516,617 ordinary shares to the holders of our previously outstanding second lien notes;
•We issued 1,036,649 Opioid CVRs to the Trust;
•The opioid-related litigation settlement ("Opioid-Related Litigation Settlement") obligation agreement ("Opioid Deferred Cash Payment Agreement") and the Company's prior obligation to pay all remaining Opioid-Related Litigation Settlement payment obligations ("Opioid Deferred Cash Payment") were permanently eliminated;
•Lenders holding allowed claims under the Senior Secured Debtor-In-Possession Credit Agreement, dated as of September 8, 2023, received their pro rata share of a $50.6 million cash payment and the First-Out Takeback Term Loans (as defined below) in satisfaction thereof; and
•Principal debt outstanding was reduced by more than $1.9 billion.
For further details of the 2023 Plan, refer to Note 2 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of the Annual Report.

New Financing
In connection with emergence from the 2023 Bankruptcy Proceedings, we entered into a new senior secured first lien term loan facility with an aggregate principal amount of approximately $871.4 million ("Takeback Term Loans"), consisting of approximately $229.4 million of "first-out" Takeback Term Loans ("First-Out Takeback Term Loans") and approximately $642.0 million of "second-out" Takeback Term Loans ("Second-Out Takeback Term Loans"). We also issued approximately $778.6 million in aggregate principal amount of "second-out" 14.75% senior secured first lien notes due 2028 ("Takeback Notes" and, together with the Second-Out Takeback Term Loans, the "Second-Out Takeback Debt" and, together with the Takeback Term Loans, the "Takeback Debt").

Fresh-Start Accounting
Upon emergence from both the 2020 Bankruptcy Proceedings on June 16, 2022 and the 2023 Bankruptcy Proceedings on November 14, 2023, we adopted fresh-start accounting in accordance with ASC 852 and became a new entity for financial reporting purposes as of each of the 2020 Effective Date and the 2023 Effective Date. References to "Successor" relate to the financial position as of December 29, 2023 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to "Predecessor" relate to the financial position as of December 30, 2022 and results of operations of the Company for the period from December 31, 2022 through November 14, 2023, the period from June 17, 2022 through December 30, 2022, and for the periods prior to, and including June 16, 2022. All emergence-related transactions related to the 2020 Effective Date and the 2023 Effective Date were recorded as of June 16, 2022 and November 14, 2023, respectively. Accordingly, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor periods and the consolidated financial statements for the Predecessor period from June 17, 2022 through December 30, 2022 and December 31, 2022 through November 14, 2023 are not comparable to the consolidated financial statements for the Predecessor period prior to and including June 16, 2022. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results to be expected for a full fiscal year. References to the "Company," "we," "our," and "us" refer to Mallinckrodt and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.
Our results of operations as reported in our Consolidated Financial Statements for the Successor and Predecessor periods are in accordance with GAAP. The presentation of the combined financial information of the Predecessor and Successor for fiscal 2023 and the combined financial information of the Predecessor periods for fiscal 2022 is not in accordance with GAAP. However, we believe that for purposes of discussion and analysis in this Annual Report the combined financial information is useful for management and investors to assess our ongoing financial and operational performance and trends.
For further information, refer to Note 3 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.

Reorganization items, net
During the period from December 31, 2022 through November 14, 2023 (Predecessor) and January 1, 2022 through June 16, 2022 (Predecessor), we incurred income of $892.7 million and expenses of $630.9 million from reorganization items, net, respectively. These expenses were primarily driven by the loss on application of fresh-start accounting of $1,452.7 million and $1,354.6 million, respectively, partially offset by a $1,966.0 million and $943.7 million gain on settlement of liabilities subject to compromise ("LSTC") in accordance with the 2023 Plan and the 2020 Plan, respectively. Also included in reorganization items was adjustment of other claims of $1,139.5 million and $5.4 million during the period from December 31, 2022 through November 14, 2023 (Predecessor) and January 1, 2022 through June 16, 2022 (Predecessor), respectively. During the period from November 15, 2023 through December 29, 2023 (Successor) and June 17, 2022 through December 30, 2022 (Predecessor), we incurred expenses of $4.0 million and $23.2 million from reorganization items, net, respectively, comprised entirely of professional fees associated with the implementation of the 2023 and 2020 Plan, respectively.

Acthar Gel
On March 1, 2024, the FDA approved the Acthar Gel Single-Dose Pre-filled SelfJect™ Injector ("SelfJect"), a new delivery device for Acthar Gel for appropriate patients with a range of chronic and acute inflammatory and autoimmune conditions. SelfJect is intended to provide the appropriate subcutaneous dose of Acthar Gel, as prescribed by a healthcare professional, and is designed to help give patients control of their administration. SelfJect is expected to launch in the U.S. in the second half of 2024.

StrataGraft
On January 4, 2024, we committed to a plan to cease commercialization and clinical development and wind down production of StrataGraft. We expect to complete this process by the end of the first quarter of 2025.
The decision to discontinue StrataGraft was made following a slower-than-anticipated commercial uptake of the product and slower-than-anticipated enrollment in clinical trials. We are evaluating our next steps with respect to StrataGraft, which could include pursuing a sale, out-license or other strategic arrangement.
In connection with ceasing commercialization and clinical development and winding down production of StrataGraft, we currently expect to incur pre-tax charges of approximately $15 million, which include (i) approximately $5 million of one-time termination benefits, (ii) approximately $5 million in contract and lease termination costs, and (iii) approximately $5 million of other associated costs. We plan to recognize the majority of these charges in the first fiscal quarter of 2024, with the remaining amount to be recognized over the course of fiscal 2024 and into the first fiscal quarter of fiscal 2025. These estimated charges are expected to be cash charges.
During the three months ended September 29, 2023 (Predecessor), due to lower than anticipated cash flows expected from StrataGraft, we identified a triggering event with respect to the StrataGraft intangible asset within the Specialty Brands segment and assessed the recoverability of the definite-lived asset. We determined that the undiscounted cash flows related to the StrataGraft intangible asset were less than its net book value, which resulted in a full impairment charge of $50.1 million for the difference between the fair value of the StrataGraft intangible asset and its net book value.

Generics IPR&D
During the three months ended September 29, 2023 (Predecessor), the FDA approved the abbreviated new drug applications for certain of our Specialty Generics in-process research and development ("IPR&D") assets. Upon approval, we transferred a total of $26.0 million of asset value from non-amortizable indefinite-lived IPR&D rights to amortizable, finite-lived completed technology with amortization commencing upon the first commercial shipment of the respective products.
Additionally, during the three months ended September 29, 2023 (Predecessor), we decided we will no longer pursue further development of certain of our Specialty Generics IPR&D assets. As a result, we recognized a full impairment on the respective assets of $85.8 million.

Business Factors Influencing the Results of Operations
We cannot adequately benchmark certain operating results of fiscal 2023 against fiscal 2022 as the comparison would include the twelve months ended December 29, 2023 combined Successor and Predecessor periods against the fiscal 2022 combined Predecessor periods, which would be considered to not be in accordance with GAAP. We do not believe that reviewing the results of the Successor or Predecessor periods in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that our key performance metrics such as net sales and segment results of operations for the Successor period and the current Predecessor year-to-date period for fiscal 2023 when taken together, provide more meaningful comparisons to the combined Predecessor periods for fiscal 2022 and are more useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, in certain circumstances the discussion in "Results of Operations" and "Segment Results" below utilizes the combined results for fiscal year 2023 and the combined results for fiscal year 2022.

Specialty Brands
Net sales of Acthar Gel for the period November 15, 2023 through December 29, 2023 (Successor) were $57.0 million. Net sales of Acthar Gel for the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) were $368.3 million, $294.1 million, and $221.9 million, respectively. Non-GAAP combined net sales for fiscal year 2023 and 2022 were $425.3 million and $516.0 million, respectively. Net sales decreased $90.7 million, or 17.6%, driven primarily by continued scrutiny on overall specialty pharmaceutical spending, as well as slower than expected returning patient volumes, impacted primarily by affordability. Competition intensified with the commercial launch of a purified cortrophin gel product in 2022 and this competitive pressure continued to negatively impact sales of Acthar Gel in 2023. The ongoing competition is expected to continue to have an adverse effect on our financial condition, results of operations and cash flows. We continue to differentiate Acthar Gel through pre-clinical studies and through product enhancements, including the development of the Acthar Gel delivery device and its Supplemental New Drug Application submission, which was approved by the FDA on March 1, 2024. We anticipate a launch in the second half of 2024. This product is expected to create an easier and more patient-friendly application for single unit dosage indications.
Net sales of Amitiza for the period November 15, 2023 through December 29, 2023 (Successor) were $5.0 million. Net sales of Amitiza for the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) were $72.0 million, $77.1 million, and $81.5 million, respectively. Non-GAAP combined net sales for fiscal year 2023 and 2022 were $77.0 million and $158.6 million, respectively. Net sales decreased $81.6 million, or 51.5%, driven primarily by a decline in royalties associated with loss of U.S. exclusivity. Additional generic competitors entered the market in fiscal 2023, resulting in the elimination of U.S. royalties under our agreement with Par Pharmaceuticals, Inc. et al.
Net sales of INOmax for the period November 15, 2023 through December 29, 2023 (Successor) were $35.3 million. Net sales of INOmax for the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) were $267.9 million, $173.9 million, and $165.8 million, respectively. Non-GAAP combined net sales for fiscal year 2023 and 2022 were $303.2 million and $339.7 million, respectively. Net sales decreased $36.5 million, or 10.7%, driven primarily by continued competition from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We received FDA approval of our 510(k) for INOmax Evolve our next-generation nitric oxide delivery system. We expect the platform to be available in U.S. hospitals in the first half of 2024. We intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or our next generation delivery systems.
Net sales of Therakos for the period November 15, 2023 through December 29, 2023 (Successor) were $39.1 million. Net sales of Therakos for the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) were $220.0 million, $130.5 million, and

$109.6 million, respectively. Non-GAAP combined net sales for fiscal year 2023 and 2022 were $259.1 million and $240.1 million, respectively. Net sales increased $19.0 million, or 7.9%, driven primarily by stabilization in the use of the platform for treatment of graft-versus-host disease ("GvHD"), which is a non-promoted use in the U.S. market, and to a lesser extent the impact of competitive oral therapies for GvHD.

Specialty Generics
Net sales of the Specialty Generics segment for the period November 15, 2023 through December 29, 2023 (Successor) were $103.2 million. Net sales of the Specialty Generics segment for the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) were $673.7 million, $357.3 million, and $287.5 million, respectively. Non-GAAP combined net sales for fiscal year 2023 and 2022 were $776.9 million and $644.8 million, respectively. Net sales increased $132.1 million, or 20.5%, driven primarily by an increase in generics net sales of $123.8 million and an increase in API net sales of $8.3 million.

Results of Operations
This Annual Report contains certain financial measures, including net sales, gross profit, gross profit margin, SG&A expenses as a percentage of net sales and R&D expenses as a percentage of net sales.
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

Period from November 15, 2023 through December 29, 2023 (Successor) and Period from December 31, 2022 through November 14, 2023 (Predecessor) Compared with Period June 17, 2022 through December 30, 2022 (Predecessor) and Period from January 1, 2022 through June 16, 2022 (Predecessor)
Net Sales
Net sales by geographic area are as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor		Non-GAAP
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Fiscal Year Ended December 30, 2022	Percentage Change
U.S.	$212.8	$1,448.9	$1,661.7	$928.3	$784.2	$1,712.5	(3.0)%
Europe, Middle East and Africa	28.8	157.1	185.9	100.4	73.6	174.0	6.8
Other	1.4	16.9	18.3	11.0	16.8	27.8	(34.2)
Net sales	$243.0	$1,622.9	$1,865.9	$1,039.7	$874.6	$1,914.3	(2.5)%

Net sales for the period November 15, 2023 through December 29, 2023 (Successor) were $243.0 million. Net sales for the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) were $1,622.9 million, $1,039.7 million, and $874.6 million, respectively. Net sales decreased $48.4 million, or 2.5%, for the non-GAAP combined fiscal 2023, compared to the non-GAAP combined fiscal 2022 (Predecessor). This decrease was primarily driven by a decrease in our Specialty Brands segment including a significant decrease in net sales of Amitiza, Acthar Gel and INOmax. These decreases were partially offset by an increase in net sales in our Specialty Generics segment including a significant increase in net sales of our finished-dosage generics. For further information on changes in our net sales, refer to "Business Segment Results" within this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit. Gross profit for the period November 15, 2023 through December 29, 2023 (Successor) was $63.9 million. Gross profit for the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) were $322.4 million, $48.7 million, and $292.6 million, respectively. Gross profit margin was 26.3% for the period November 15, 2023 through December 29, 2023 (Successor), 19.9% for the period December 31, 2022 through November 14, 2023 (Predecessor), 4.7% for the period June 17, 2022 through December 30, 2022 (Predecessor), and 33.5% for the period January 1, 2022 through June 16, 2022 (Predecessor). These increases were driven by lower inventory step-up amortization of $58.5 million and $187.0 million during the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively, as compared to $268.7 million and $30.0 million of inventory step-up amortization expense and other fresh-start related inventory related expenses during the period from June 17, 2022 through December 30, 2022 (Predecessor). The decrease during the period January 1, 2022 through June 16, 2022 (Predecessor) was primarily driven by a $13.6 million increase in amortization expense for the Amitiza intangible asset resulting from a change in amortization method as discussed further in Note 12 of the Notes to the Consolidated Financial Statements. Partially offsetting these increases was a $44.0 million Acthar Gel inventory write-down to net realizable value during the period December 30, 2022 through November 14, 2023 (Predecessor), coupled with the decrease in net sales as well as a change in product mix.
Selling, general and administrative expenses. SG&A expenses for the period November 15, 2023 through December 29, 2023 (Successor) were $64.2 million. SG&A expenses for the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) were $448.2 million, $268.9 million, and $266.3 million, respectively. As a percentage of net sales, SG&A expenses were 26.4% for the period November 15, 2023 through December 29, 2023 (Successor), 27.6% for the period December 31, 2022 through November 14, 2023 (Predecessor), 25.9% for the period June 17, 2022 through December 30, 2022 (Predecessor), and 30.4% for the period January 1, 2022 through June 16, 2022 (Predecessor). The period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) included $2.1 million and $15.8 million of foreign currency remeasurement losses. In addition, the period January 1, 2022 through June 16, 2022 (Predecessor) included an $11.1 million increase to certain of our environmental liabilities. The period December 31, 2022 through November 14, 2023 (Predecessor) had a $7.3 million gain related to the change in the fair value of our contingent consideration liability, compared to a $0.5 million loss during the period June 17, 2022 through December 30, 2022 (Predecessor). These decreases were partially offset by increased employee compensation costs during the period December 31, 2022 through November 14, 2023 (Predecessor) related to the key employee retention program.
Research and development expenses. R&D expenses for the period November 15, 2023 through December 29, 2023 (Successor) were $15.9 million. R&D expenses for the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) were $97.1 million, $64.2 million, and $65.5 million, respectively. As a percentage of net sales, R&D expenses were 6.5% for the period November 15, 2023 through December 29, 2023 (Successor), 6.0% for the period December 31, 2022 through November 14, 2023 (Predecessor), 6.2% for the period June 17, 2022 through December 30, 2022 (Predecessor), and 7.5% for the period January 1, 2022 through June 16, 2022 (Predecessor). These decreases were driven by cost containment initiatives coupled with the completion of certain development programs. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring and related charges, net. During the period November 15, 2023 through December 29, 2023 (Successor) the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor), we incurred zero, $1.7 million, $12.1 million, and $9.6 million of restructuring and related charges, net, respectively. These charges were primarily related to employee severance and benefits. Included in these charges was $0.8 million and $1.0 million of accelerated depreciation during the period December 31, 2022 through November 14, 2023 (Predecessor) and the period June 17, 2022 through December 30, 2022 (Predecessor), respectively.
Non-restructuring impairment charges. During the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), we incurred $2.6 million and $135.9 million of non-restructuring impairment charges, respectively. The impairment charges resulted from the full impairment of the StrataGraft long-lived assets of $2.6 million during the period November 15, 2023 through December 29, 2023 (Successor) and the full impairment of certain of our Specialty Generics IPR&D assets of $85.8 million and our StrataGraft intangible asset of $50.1 million during the period December 31, 2022 through November 14, 2023 (Predecessor).
Liabilities management and separation costs. Liabilities management and separation costs for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $1.4 million and $157.7 million, respectively, primarily related to professional fees incurred by us (including where we are responsible for the fees of third parties) in connection with the evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Bankruptcy Proceedings. Comparatively, we incurred $21.2 million and $9.0 million of liabilities management and separation costs during the period June 17, 2022 through December 30, 2022 (Predecessor) and the period January 1,

2022 through June 16, 2022 (Predecessor), respectively, related to the severance for the former CEO and certain former executives of the Predecessor, expense associated with the Predecessor directors' and officers' insurance policies and professional fees and costs incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2020 Bankruptcy Proceedings.
Non-Operating Items
Interest expense and interest income. During the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) net interest expense was $27.4 million $492.5 million, $320.4 million, and $108.0 million, respectively. During the period December 31, 2022 through November 14, 2023 (Predecessor) interest expense included $112.7 million and $64.0 million of accretion expense associated with our settlement obligations and debt, respectively, compared to $87.5 million and $51.7 million during the period June 17, 2022 through December 30, 2022 (Predecessor). The period December 31, 2022 through November 14, 2023 (Predecessor) also reflects increased interest rates on our variable interest rate debt as compared to the period June 17, 2022 through December 30, 2022 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor). Interest expense during the period January 1, 2022 through June 16, 2022 (Predecessor) included cash adequate protection payments of $28.8 million on certain of our predecessor senior secured debt instruments. The increase in our interest income of $11.1 million was primarily driven by higher interest earned on our money market funds during the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor).
Other income (expense), net. During the period November 15, 2023 through December 29, 2023 (Successor) and the period June 17, 2022 through December 30, 2022 (Predecessor) we recorded other income of $5.4 million and $10.0 million, respectively. During the period December 31, 2022 through November 14, 2023 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor) we incurred other expense of $6.5 million and $14.6 million, respectively. The period November 15, 2023 through December 29, 2023 and the period June 17, 2022 through December 30, 2022 included $13.5 million and $9.2 million of unrealized gains on equity securities related to our investments in Silence and Panbela, respectively, compared to the period December 31, 2022 through November 14, 2023 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), which included $10.1 million and $22.2 million of unrealized losses on equity securities related to our investments in Silence and Panbela, respectively. During the period November 15, 2023 through December 29, 2023 (Successor), we recorded an $8.4 million unrealized loss related to the changes in fair value of the interest rate cap as discussed further in Note 19 of the Notes to the Consolidated Financial Statements.
Reorganization items, net. During the period November 15, 2023 through December 29, 2023 (Successor) and the period June 17, 2022 through December 30, 2022 (Predecessor) we incurred $4.0 million and $23.2 million of reorganization items, net, respectively, primarily related to professional fees associated with the implementation of the 2023 and 2020 Plan incurred after the 2023 and 2020 Effective Dates, respectively. During the period December 31, 2022 through November 14, 2023 (Predecessor), we recorded a loss of $892.7 million in reorganization items, net, which primarily included a gain on the settlement of LSTC of $1,966.0 million partially offset by a loss of $1,452.7 million on fresh-start adjustment as a result of the emergence from the 2023 Bankruptcy Proceedings and $1,139.5 million of adjustments of claims to their estimated allowed claim amount during the 2023 Bankruptcy Proceedings. During the period January 1, 2022 through June 16, 2022 (Predecessor), we recorded a loss of $630.9 million in reorganization items, net driven primarily by a loss on fresh-start adjustments of $1,354.6 million partially offset by a gain on settlement of LSTC of $943.7 million as a result of the emergence from the 2020 Bankruptcy Proceedings.
Benefit from income taxes. We recognized an income tax benefit of $8.0 million on a loss from continuing operations before income taxes of $46.2 million for the period November 15, 2023 through December 29, 2023 (Successor). This resulted in an effective tax rate of 17.3%. The income tax benefit was comprised of $1.4 million of current tax benefit and $6.6 million of deferred tax benefit.
Our effective tax rate for the period November 15, 2023 through December 29, 2023 (Successor) was impacted by $5.3 million of tax benefit associated with impacts of fresh-start accounting and $58.5 million of inventory step-up amortization expense, $2.6 million of tax benefit associated with $16.2 million of intangible asset amortization expense and $0.5 million of tax benefit associated with $2.4 million of accretion expense related to our settlement obligation, offset by $0.3 million of tax expense associated with $3.0 million of amortization related to our debt and $0.1 million of tax expense on income of $27.9 million predominately associated with pretax earnings in various jurisdictions net of valuation allowances.
We recognized an income tax benefit of $277.8 million on a loss from continuing operations before income taxes of $1,909.1 million for the period December 31, 2022 through November 14, 2023 (Predecessor). This resulted in an effective tax rate of 14.6%. The income tax benefit was comprised of $41.3 million of current tax expense and $319.1 million of deferred tax benefit.
Our effective tax rate for the period December 31, 2022 through November 14, 2023 (Predecessor) was impacted by $162.7 million of tax benefit associated with impacts on emergence and $892.7 million of loss on reorganization items, net, $44.7 million of tax benefit related to legal entity reorganizations, $31.3 million of tax benefit associated with $135.9 million of non-restructuring charges related to the impairment of certain of our Specialty Generics IPR&D assets and the full impairment of our StrataGraft intangible asset, $21.8 million of tax benefit associated with $157.7 million of liabilities management and separation costs, and $17.3 million tax benefit on the loss of $722.8 million predominately associated with pretax earnings in various jurisdictions net of valuation allowances.
We recognized an income tax benefit of $52.0 million on a loss from continuing operations before income taxes of $650.3 million for the period June 17, 2022 through December 30, 2022 (Predecessor). This resulted in an effective tax rate of 8.0%. The income tax benefit was comprised of $27.1 million of current tax benefit and $24.9 million of deferred tax benefit.
Our effective tax rate for the period June 17, 2022 through December 30, 2022 (Predecessor) was impacted by $52.1 million tax benefit associated with $268.7 million of inventory step-up amortization expense, $44.0 million tax benefit associated with $318.7 million of intangible asset amortization expense, $19.1 million of tax benefit associated with $87.5 million of accretion expense related to our settlement obligations, and $2.4 million of tax benefit associated with $51.7 million of accretion expense related to our debt offset by $4.7 million withholding tax expense associated with a Swiss distribution. The remaining $60.9 million of tax expense is predominately associated with pretax earnings in various jurisdictions and valuation allowances.
We recognized an income tax benefit of $497.3 million on a loss from continuing operations before income taxes of $811.3 million for the period January 1, 2022 through June 16, 2022 (Predecessor). This resulted in an effective tax rate of 61.3%. The income tax benefit was comprised of $23.9 million of current tax benefit and $473.4 million of deferred tax benefit.
Our effective tax rate for the period January 1, 2022 through June 16, 2022 (Predecessor) was impacted by $600.8 million of tax benefit associated with valuation allowance and $31.6 million of tax benefit associated with emergence from the 2020 Bankruptcy Proceedings as further detailed in Note 7 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report. Additional impacts include $80.9 million of tax benefit associated with the $1,678.8 million loss on fresh-start adjustments, $29.1 million of tax benefit associated with $205.4 million of professional and lender fees, and $14.7 million of tax benefit predominately associated with pretax earnings in various jurisdictions offset with $259.8 million of tax expense associated with $1,253.0 million of gain on adjustments to LSTC.

Business Segment Results
Management measures and evaluates our operating segments based on segment net sales and operating income. Management excludes corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment net sales and operating income because management and the chief operating decision maker evaluate the operating results of the segments excluding such items. These items include, but are not limited to, depreciation and amortization, share-based compensation, net restructuring charges, non-restructuring impairment charges, liabilities management and separation costs, R&D upfront payments and changes related to the Opioid-Related Litigation Settlement. Although these amounts are excluded from segment net sales and segment operating income, as applicable, they are included in reported consolidated net sales and operating loss and in the reconciliations presented below. Selected information by business segment is as follows:

Period from November 15, 2023 through December 29, 2023 (Successor) and Period from December 31, 2022 through November 14, 2023 (Predecessor) Compared with Period June 17, 2022 through December 30, 2022 (Predecessor) and Period from January 1, 2022 through June 16, 2022 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor		Non-GAAP
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Fiscal Year Ended December 30, 2022	Percentage Change
Specialty Brands	$139.8	$949.2	$1,089.0	$682.4	$587.1	$1,269.5	(14.2)%
Specialty Generics	103.2	673.7	776.9	357.3	287.5	644.8	20.5
Net sales	$243.0	$1,622.9	$1,865.9	$1,039.7	$874.6	$1,914.3	(2.5)%

Specialty Brands. Net sales for the period November 15, 2023 through December 29, 2023 (Successor) were $139.8 million. Net sales for the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) were $949.2 million, $682.4 million, and $587.1 million, respectively. Net sales decreased $180.5 million, or 14.2%, for the non-GAAP combined fiscal 2023, compared to the non-GAAP combined fiscal 2022 (Predecessor). The decrease in non-GAAP combined net sales was primarily driven by a decrease of

$90.7 million, or 17.6%, in Acthar Gel, a decrease of $81.6 million, or 51.5%, in Amitiza, and a decrease of $36.5 million, or 10.7%, in INOmax.
Net sales for Specialty Brands by geography are as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor		Non-GAAP
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Fiscal Year Ended December 30, 2022	Percentage Change
U.S.	$128.0	$877.7	$1,005.7	$642.1	$547.1	$1,189.2	(15.4)%
Europe, Middle East and Africa	11.0	58.4	69.4	33.9	29.2	63.1	10.0
Other	0.8	13.1	13.9	6.4	10.8	17.2	(19.2)
Net sales	$139.8	$949.2	$1,089.0	$682.4	$587.1	$1,269.5	(14.2)%

Net sales for Specialty Brands by key products are as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor		Non-GAAP
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Fiscal Year Ended December 30, 2022	Percentage Change
Acthar Gel	$57.0	$368.3	$425.3	$294.1	$221.9	$516.0	(17.6)%
INOmax	35.3	267.9	303.2	173.9	165.8	339.7	(10.7)
Therakos	39.1	220.0	259.1	130.5	109.6	240.1	7.9
Amitiza	5.0	72.0	77.0	77.1	81.5	158.6	(51.5)
Terlivaz	2.3	13.3	15.6	1.2	—	1.2	1,200.0
Other	1.1	7.7	8.8	5.6	8.3	13.9	(36.7)
Specialty Brands	$139.8	$949.2	$1,089.0	$682.4	$587.1	$1,269.5	(14.2)%

Specialty Generics. Net sales for the period November 15, 2023 through December 29, 2023 (Successor) were $103.2 million. Net sales for the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) were $673.7 million, $357.3 million, and $287.5 million, respectively. Net sales increased $132.1 million, or 20.5%, for the non-GAAP combined fiscal 2023, compared to the non-GAAP combined fiscal 2022 (Predecessor). The increase in combined net sales was primarily driven by an increase in generics of $123.8 million, or 37.6%, and an increase in API of $8.3 million, or 2.6%.
Net sales for Specialty Generics by geography are as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor		Non-GAAP
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Fiscal Year Ended December 30, 2022	Percentage Change
U.S.	$84.8	$571.2	$656.0	$286.2	$237.1	$523.3	25.4%
Europe, Middle East and Africa	17.8	98.7	116.5	66.5	44.4	110.9	5.0
Other	0.6	3.8	4.4	4.6	6.0	10.6	(58.5)
Net sales	$103.2	$673.7	$776.9	$357.3	$287.5	$644.8	20.5%

Net sales for Specialty Generics by key products are as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP	Predecessor		Non-GAAP
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Combined Fiscal Year Ended December 30, 2022	Percentage Change
Opioids	$31.6	$230.7	$262.3	$117.9	$88.8	$206.7	26.9%
ADHD	13.5	101.4	114.9	28.4	17.5	45.9	150.3
Addiction treatment	10.5	55.6	66.1	35.0	30.0	65.0	1.7
Other	1.6	8.2	9.8	6.8	4.9	11.7	(16.2)
Generics	57.2	395.9	453.1	188.1	141.2	329.3	37.6
Controlled substances	11.6	75.5	87.1	47.0	37.6	84.6	3.0
APAP	32.5	184.8	217.3	111.4	96.5	207.9	4.5
Other	1.9	17.5	19.4	10.8	12.2	23.0	(15.7)
API	46.0	277.8	323.8	169.2	146.3	315.5	2.6
Specialty Generics	$103.2	$673.7	$776.9	$357.3	$287.5	$644.8	20.5%

Operating Loss
Operating income by segment and as a percentage of segment net sales for the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) is shown in the following table (dollars in millions):

	Successor		Predecessor		Non-GAAP		Predecessor				Non-GAAP
	Period from November 15, 2023 through December 29, 2023		Period from December 31, 2022 through November 14, 2023		Combined Fiscal Year Ended December 29, 2023		Period from June 17, 2022 through December 30, 2022		Period from January 1, 2022 through June 16, 2022		Combined Fiscal Year Ended December 30, 2022
Specialty Brands (1)	$9.0	6.4%	$209.9	22.1%	$218.9	20.1%	$113.8	16.7%	$267.2	45.5%	$381.0	30.0%
Specialty Generics (2)	5.8	5.6	156.2	23.2	162.0	20.9	(3.6)	(1.0)	65.3	22.7	61.7	9.6
Segment operating income	14.8	6.1%	366.1	22.6%	380.9	20.4%	110.2	10.6%	332.5	38.0%	442.7	23.1%
Unallocated amounts:
Corporate and unallocated expenses (3)	(4.0)		(45.8)		(49.8)		(39.3)		(48.2)		(87.5)
Depreciation and amortization	(25.8)		(490.3)		(516.1)		(347.5)		(321.8)		(669.3)
Share-based compensation	—		(8.9)		(8.9)		(1.4)		(1.7)		(3.1)
Restructuring charges, net	—		(0.9)		(0.9)		(11.1)		(9.6)		(20.7)
Non-restructuring impairment charges (4)	(3.8)		(179.9)		(183.7)		—		—		—
Liabilities management and separation costs (5)	(1.4)		(157.7)		(159.1)		(21.2)		(9.0)		(30.2)
Bad debt expense - customer bankruptcy	—		—		—		(6.4)		—		(6.4)
Total operating loss	$(20.2)		$(517.4)		$(537.6)		$(316.7)		$(57.8)		$(374.5)
(1)Includes $40.5 million, $165.0 million and $241.7 million of inventory fair-value step-up expense during the period from November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor) and the period June 17, 2022 through December 30, 2022 (Predecessor), respectively.
(2)Includes $30.0 million of fresh-start inventory-related expense during the period June 17, 2022 through December 30, 2022 (Predecessor), primarily driven by the Company's change in accounting estimate as disclosed in Note 1 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report and $18.0 million, $22.0 million and $27.0 million of inventory fair-value step-up expense during the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor) and the period June 17, 2022 through December 30, 2022 (Predecessor), respectively.
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to our reportable segments.
(4)Includes $135.9 million of impairment charges on intangible assets during the period December 31, 2022 through November 14, 2023 (Predecessor), a $44.0 million Acthar Gel inventory write-down to net realizable value during the period December 31, 2022 through November 14, 2023 (Predecessor), and $3.8 million of impairment charges on StrataGraft long-lived assets during the period November 15, 2023 through December 29, 2023 (Successor).

(5)Represents costs included in SG&A, primarily related to expenses incurred related to severance for the former CEO and certain former executives of the Predecessor and the Predecessor directors' and officers' insurance policies, in addition to professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings.
Specialty Brands. Operating income was $9.0 million, $209.9 million, $113.8 million, and $267.2 million for the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively. Operating income decreased $162.1 million, or 42.5%, for the non-GAAP combined fiscal 2023, compared to the non-GAAP combined fiscal 2022 (Predecessor). Operating margin decreased to 20.1% for the non-GAAP combined fiscal 2023 from 30.0% for the non-GAAP combined fiscal 2022 (Predecessor). These decreases in operating income and margin were primarily driven by the $180.5 million, or 14.2%, decrease in net sales and a change in product mix. The decrease was partially offset by inventory fair-value step-up expense of $40.5 million and $165.0 million during the period November 15, 2023 through December 29, 2023 and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively, compared to $241.7 million during the period June 17, 2022 through December 30, 2022 (Predecessor), resulting in a decrease in gross profit of $165.6 million. The decrease in operating income also included a $14.3 million, or 4.0%, increase in SG&A expense primarily driven by foreign currency remeasurement losses, partially offset by a $17.9 million, or 17.3%, decrease in R&D expense driven by continued cost containment initiatives.
Specialty Generics. Operating income was $6.7 million, $180.8 million and $65.3 million for the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively. Operating loss was $3.6 million for the period June 17, 2022 through December 30, 2022 (Predecessor). Operating income increased $104.4 million, or 169.2%, for the non-GAAP combined fiscal 2023, compared to the non-GAAP combined fiscal 2022 (Predecessor). Operating margin increased to 21.4% for the non-GAAP combined fiscal 2023 from 9.6% for the non-GAAP combined fiscal 2022 (Predecessor). The increase in operating income was primarily attributable to a $131.9 million, or 20.5%, increase in net sales, partially offset by inventory fair-value step-up expense of $18.0 million and $22.0 million during the period November 15, 2023 through December 29, 2023 and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively, compared to $27.0 million during the period June 17, 2022 through December 30, 2022 (Predecessor), resulting in an increase in gross profit of $114.4 million. The increase in operating income was also offset by a $7.6 million, or 9.9%, increase in SG&A expense and a $2.2 million, or 9.4%, increase in R&D expense.
Corporate and unallocated expenses. Corporate and unallocated expenses were $4.0 million, $45.8 million, $39.3 million, and $48.2 million for the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 29, 2023 (Successor), and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively. Corporate and unallocated expenses decreased by $37.7, or 43.1% for the non-GAAP combined fiscal 2023 compared to the non-GAAP combined fiscal 2022 (Predecessor). The decrease in corporate and unallocated expenses was primarily driven by $1.9 million and $4.8 million of foreign currency remeasurement losses during the period June 17, 2022 through December 30, 2022 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively, coupled with an $11.1 million increase in certain of our environmental liabilities during the period January 1, 2022 through June 16, 2022 (Predecessor). The period December 31, 2022 through November 14, 2023 (Predecessor) had a $7.3 million gain related to the change in the fair value of our contingent consideration liability, compared to a $0.5 million loss during the period June 17, 2022 through December 30, 2022 (Predecessor). The decreases were partially offset by increased employee compensation costs during the period December 31, 2022 through November 14, 2023 (Predecessor) related to the key employee retention program.

Liquidity and Capital Resources
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions (inclusive of interest on our variable-rate debt instruments), capital expenditures, cash paid in connection with legal settlements (refer to Note 2 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report), acquisitions and licensing agreements and cash received as a result of our divestitures. We have historically generated and expect to continue to generate positive cash flows from operations, and we believe that our sources of liquidity are adequate to fund our operations for the next twelve months and the foreseeable future. Our ability to fund our capital needs is impacted by our ongoing ability to generate cash from operations and access to capital markets. In addition, with a goal of further reducing our debt and providing a stronger base to maximize long-term shareholder value, we are also evaluating the assets across our portfolio and pursuing divestiture opportunities.

Cash Requirements and Sources From Existing Contractual Arrangements
Our material cash requirements from known contractual obligations include debt obligations, legal settlements, lease obligations, purchase obligations and other liabilities reflected on our balance sheet, as presented and discussed below.

The following table summarizes our contractual obligations as of December 29, 2023 (Successor) (dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$1,647.8	$6.5	$17.4	$1,623.9	$—
Interest on long-term debt obligations (2)	1,182.1	245.6	468.6	467.9	—
Acthar Gel-Related Litigation Settlement (3)	236.1	21.4	55.0	96.8	62.9
Operating lease obligations (4)	77.2	16.9	22.1	13.5	24.7
Purchase obligations (5)	28.1	11.7	15.9	0.5	—
Total contractual obligations	$3,171.3	$302.1	$579.0	$2,202.6	$87.6
(1)For further details on our debt obligations, refer to Note 13 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
(2)Interest on long-term debt obligations are projected for future periods using interest rates in effect as of December 29, 2023 (Successor). Contractual obligations under the long-term debt agreements have been shown in the table above. Certain of these projected interest payments may differ in the future based on changes in market interest rates and excludes any potential impact from our interest rate cap.
For further information regarding the fixed and variable rates of our debt obligations, refer to Note 13 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
(3)Acthar Gel-Related Litigation Settlement includes interest of $1.4 million, $2.5 million, $1.8 million and $0.4 million for obligations due within one year, one to three years, three to five years and more than five years, respectively.
(4)Includes obligations for leases with an initial term of 12 months or less and not recorded on the consolidated balance sheet. Refer to Note 11 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information on our lease liabilities.
(5)Purchase obligations consist of commitments for purchases of goods and services made in the ordinary course of business to meet operational requirements.
During the Successor period, we made a $100.0 million payment to repay in full our receivables securitization financing facility. The instrument remains undrawn as of December 29, 2023 (Successor) and provides $200.0 million of borrowing capacity.
Pursuant to the Opioid Deferred Cash Payments Agreement entered into in connection with the 2020 Plan, we were required to make the $200.0 million installment payment with respect to our Opioid Deferred Cash Payment on June 16, 2023, the one-year anniversary of the 2020 Effective Date. On June 15, 2023, we entered into an amendment to the Opioid Deferred Cash Payments Agreement, which was followed by several additional written notices that had the effect of extending the due date on which the Opioid Deferred Cash Payment was required to be made to August 15, 2023. In connection with the entry into the 2023 restructuring support agreement ("2023 RSA"), we and the Trust entered into a final amendment to the Opioid Deferred Cash Payments Agreement, which provided that our prior obligation to pay all remaining Opioid-Related Litigation Settlement payment obligations (including the $200.0 million installment payment originally due on June 16, 2023) was permanently eliminated subject to our (a) making a $250.0 million payment to the Trust prior to the commencement of the 2023 Chapter 11 Cases (which was made on August 24, 2023) and (b) entrance into the CVR Agreement (which occurred upon effectuation of the 2023 Plan).
Pursuant to the 2020 Plan, we made a payment of $16.5 million, inclusive of interest, related to our Acthar Gel-related settlement during the period from December 30, 2022 through November 14, 2023 (Predecessor), and are required to make a $21.4 million payment, inclusive of interest, upon the two-year anniversary of the 2020 Effective Date.
Additionally, during the period December 31, 2022 through November 14, 2023 (Predecessor), we received $141.6 million of tax refunds as a result of provisions in the CARES Act.
We are exposed to interest rate risk on our variable-rate debt. On March 14, 2023, we entered into an interest rate cap agreement by converting a portion of our variable-rate debt to a fixed rate through the expiration date of the interest rate cap, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides us with interest rate protection (i) for the period March 16, 2023 through July 19, 2023 to the extent that one-month London Interbank Offered Rate ("LIBOR") exceeded 4.65%, and (ii) for the period July 20, 2023 through March 26, 2026 to the extent that one-month SOFR exceeds 3.84%. Refer to Note 19 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information.
As of December 29, 2023 (Successor), we had net unfunded pension and postretirement benefit obligations of $18.9 million and $25.9 million, respectively. The timing and amounts of long-term funding requirements for pension and postretirement obligations are uncertain. We do not anticipate making material involuntary contributions in fiscal 2024, but may elect to make voluntary contributions to our defined pension plans or our postretirement benefit plans during fiscal 2024. For further information regarding pension and postretirement benefit obligations, refer to Note 14 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of cleanup and timing of future cash outlays is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 29, 2023 (Successor), we believe that it is probable that we will incur investigation and remediation costs of approximately $36.1 million, of which $1.0 million was included in accrued and other current liabilities and the remaining $35.1 million was included in environmental liabilities on the consolidated balance sheet as of December 29, 2023 (Successor). Refer to Note 18 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information regarding environmental matters.
In general, we intend to fund capital expenditures with cash generated from operations. As of December 29, 2023 (Successor), we had no capital expenditure commitments.
Our remaining cash requirements are obligations that arise from the normal course of our business.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Net cash from:
Operating activities	$178.4	$(412.1)	$47.1	$(642.3)
Investing activities	(7.6)	(52.7)	27.5	(33.0)
Financing activities	(102.2)	273.2	(54.1)	(278.7)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	1.4	(1.7)	(1.1)	(3.9)
Net change in cash, cash equivalents and restricted cash	$70.0	$(193.3)	$19.4	$(957.9)

Operating Activities
Net cash provided by operating activities of $178.4 million for the period November 15, 2023 through December 29, 2023 (Successor) was attributable to a net loss of $38.2 million, adjusted for non-cash items of $29.0 million, driven by depreciation and amortization of $25.8 million, other non-cash items of $6.7 million and non-cash impairment charges of $3.8 million, partially offset by deferred income taxes of $6.6 million and non-cash amortization expense on our debt obligation of $0.7 million. The change in working capital was primarily driven by an $88.6 million cash inflow related to a decrease in accounts receivable, a $51.1 million cash inflow related to a decrease in inventories, a $30.6 million cash inflow related to an increase in other net working capital and a $25.8 million cash inflow related to an increase in accounts payable, partially offset by $6.8 million cash outflow related to a decrease in accrued consulting.
Net cash used in operating activities of $412.1 million for the period December 31, 2022 through November 14, 2023 (Predecessor) was attributable to a net loss of $1,631.3 million, adjusted for non-cash items of $1,381.8 million, driven by reorganization items, net, of $831.0 million, depreciation and amortization of $490.3 million, non-cash impairment charges of $179.9 million, non-cash accretion expense of $176.7 million, other non-cash items of $14.2 million and share-based compensation of $8.9 million, partially offset by deferred income taxes of $319.2 million. The change in working capital was primarily driven by a $250.0 million cash outflow related to a decrease in the Opioid-Related Litigation Settlement liability, a $95.9 million net cash outflow in other working capital, a $65.5 million cash outflow related to an increase in accounts receivable, net, and a $37.2 million cash outflow related to a decrease in accounts payable, partially offset by a $169.3 million cash inflow related to an increase in income taxes payable and a $108.2 million net cash inflow related to a decrease in inventories.
Net cash provided by operating activities of $47.1 million for the period June 17, 2022 through December 30, 2022 (Predecessor) was attributable to a net loss of $598.1 million, adjusted for non-cash items of $480.0 million, driven by depreciation and amortization of $347.5 million and accretion on our settlement obligations and debt of $139.2 million, partially offset by $165.2 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $267.9 million decrease in inventory as a result of fair-value step-up expense of $268.7 million and an $8.1 million net cash inflow related to an increase in accounts payable coupled with a $28.1 million net cash inflow in other working capital driven by an increase in our accrued rebates, partially offset by a $90.7 million net cash outflow related to a decrease in accrued consulting driven by payment of professional fees related to emergence from the 2020 Bankruptcy Proceedings, a $30.1 million change in income taxes, primarily driven by an increase in prepaid income taxes and an $18.1 million increase in accounts receivable, net.
Net cash used in operating activities of $642.3 million for the period January 1, 2022 through June 16, 2022 (Predecessor) was attributable to a net loss of $313.1 million, adjusted for non-cash items of $311.2 million, driven by non-cash reorganization items of

$425.4 million and depreciation and amortization of $321.8 million, partially offset by a $473.0 million change in net deferred tax assets coupled with cash used in working capital of $640.4 million. The change in working capital was primarily driven by a $629.0 million cash outflow related to the payment of claims as a result of the 2020 Plan coupled with a $2.5 million net cash outflow related to a decrease in other working capital, a $26.9 million change in income taxes, primarily driven by a decrease in income taxes payable and a $33.2 million increase in inventory, partially offset by a $49.8 million decrease in accounts receivable primarily due to lower net sales.

Investing Activities
Net cash used in investing activities was $7.6 million for the period November 15, 2023 through December 29, 2023 (Successor) primarily driven by $8.5 million in capital expenditures.
Net cash used in investing activities was $52.7 million for the period December 31, 2022 through November 14, 2023 (Predecessor) primarily driven by $53.9 million in capital expenditures.
Net cash provided by investing activities was $27.5 million for the period June 17, 2022 through December 30, 2022 (Predecessor) primarily driven by the sale of our PRV for $100.0 million in which we received from the buyer $65.0 million and the buyer remitted $35.0 million to the General Unsecured Claims Trustee pursuant to the terms of (i) the 2020 Plan, and (ii) the General Unsecured Claims Trust Agreement entered into in connection with the 2020 Plan, partially offset by capital expenditures of $28.8 million and a $17.5 million milestone payment related to the FDA approval of Terlivaz.
Net cash used in investing activities was $33.0 million for the period January 1, 2022 through June 16, 2022 (Predecessor), primarily driven by $33.4 million in capital expenditures.

Financing Activities
Net cash used in financing activities was $102.2 million for the period November 15, 2023 through December 29, 2023 (Successor), entirely driven by debt repayments.
Net cash provided by financing activities was $273.2 million for the period December 31, 2022 through November 14, 2023 (Predecessor), primarily attributable to proceeds from the issuance of $380.0 million of debt driven by the issuance of $250.0 million from the debtor-in-possession financing coupled with the draw on our receivables financing facility of $130.0 million. This was partially offset by $102.6 million in debt repayments driven by the $50.6 million cash sweep prior to the Company's emergence from the 2020 Bankruptcy Proceedings, $30.0 million repayment on our receivables financing facility and $22.0 million repayment on our variable-rate term loans. We also incurred $4.1 million of debt issuance costs associated with our receivables financing facility.
Net cash used in financing activities was $54.1 million for the period June 17, 2022 through December 29, 2023 (Successor) primarily driven by debt repayments of $50.1 million on our variable-rate term loans and open market debt repurchases at a discount that aggregated to a total principal amount of $47.7 million coupled with the repurchase of the opioid warrants issued in connection with the 2020 Plan for $4.0 million.
Net cash used in financing activities was $278.7 million for the period January 1, 2022 through June 16, 2022 (Predecessor) which was inclusive of debt repayments of $904.6 million primarily driven by the repayment of our predecessor revolving credit facility of $900.0 million, as well as $24.1 million of debt issuance costs, partially offset by $650.0 million in proceeds from the issuance of the 11.50% first lien senior secured notes due December 2028 in connection with the 2020 Plan.

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

Capitalization
Shareholders' equity was $1,160.2 million as of December 29, 2023 (Successor) compared to $1,613.7 million as of December 30, 2022 (Predecessor). The decrease in shareholders' equity is primarily attributed to a net loss of $38.2 million and $1,631.3 million during the period from November 15, 2023 through December 29, 2023 (Successor) and December 31, 2022 through November 14, 2023 (Predecessor), respectively, partially offset by the cancellation of the Predecessor equity and the issuance of approximately $1,169.5 million of Successor ordinary shares following emergence from the 2023 Bankruptcy Proceedings and the application of fresh-start accounting.

Dividends
Historically, we have not made any cash dividend payments and we do not currently intend to pay dividends in the foreseeable future.

Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including government investigations, environmental matters, product liability matters, patent infringement claims, antitrust matters, securities class action lawsuits, personal injury claims, employment disputes, contractual and other commercial disputes, and other legal proceedings, sometimes in the ordinary course of business. Although it is not feasible to predict the outcome of these matters, we believe, unless otherwise indicated, given the information currently available, that the ultimate resolution of any particular matter, or matters that have the same legal or factual issues, would not have a material adverse effect on our financial condition, results of operations and cash flows.
For further information regarding our material pending legal proceedings, refer to Note 18 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report, which are incorporated by reference into this Part II, Item 7.

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

Off-Balance Sheet Arrangements
As of December 29, 2023 (Successor), we had various letters of credit, guarantees and surety bonds totaling $31.4 million and restricted cash of $42.9 million held in segregated accounts primarily to collateralize surety bonds for our environmental liabilities.

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
The following table reflects activity in our sales reserve accounts (dollars in millions):

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 31, 2021 (Predecessor)	$241.8	$21.5	$9.5	$272.8
Provisions	693.4	5.2	17.1	715.7
Payments or credits	(684.6)	(8.1)	(18.9)	(711.6)
Balance as of June 16, 2022 (Predecessor)	$250.6	$18.6	$7.7	$276.9

Balance as of June 17, 2022 (Predecessor)	$250.6	$18.6	$7.7	$276.9
Provisions	804.4	7.0	36.7	848.1
Payments or credits	(789.7)	(9.6)	(31.7)	(831.0)
Balance as of December 30, 2022 (Predecessor)	265.3	16.0	12.7	294.0
Provisions	1,368.8	9.9	43.3	1,422.0
Payments or credits	(1,410.1)	(13.1)	(42.3)	(1,465.5)
Balance as of November 14, 2023 (Predecessor)	$224.0	$12.8	$13.7	$250.5

Balance as of November 15, 2023 (Successor)	$224.0	$12.8	$13.7	$250.5
Provisions	173.0	3.0	6.9	182.9
Payments or credits	(195.4)	(1.3)	(9.3)	(206.0)
Balance as of December 29, 2023 (Successor)	$201.6	$14.5	$11.3	$227.4
Provisions presented in the table above are recorded as reductions to net sales. As of December 29, 2023 (Successor), a five percent change in our sales reserve accounts would have led to an approximately $11.4 million impact on our loss from continuing operations before income taxes. For our presentation of net sales by product family, refer to Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
Total provisions for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $182.9 million and $1,422.0 million, respectively, for a non-GAAP combined $1,604.9 million for fiscal 2023, compared to $841.8 million and $715.7 million for the period June 17, 2022 through December 30, 2022 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively, for a non-GAAP combined $1,563.8 million for fiscal 2022 (Predecessor). The increase of $41.4 million was driven primarily by an increase in rebates and chargebacks within the Specialty Generics segment of $70.4 million as a result of price increases, partially offset by a decrease in rebates and chargebacks within the Specialty Brands segment of $39.3 million as a result of a decrease in net sales.
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
For more information on our intangible impairment analyses and the results thereof, refer to Note 12 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.

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

Contingent Consideration
As part of certain acquisitions, we are subject to contractual arrangements to pay contingent consideration to former owners of these businesses. The payment of obligations under these arrangements are uncertain, and even if payments are expected to be made the timing of these payments may be uncertain as well. These contingent consideration obligations are required to be recorded at fair value within the consolidated balance sheet and adjusted at each respective balance sheet date, with changes in the fair value being recognized in the consolidated statement of operations. The determination of fair value is dependent upon a number of factors, which include projections of future revenues, the probability of successfully achieving certain regulatory milestones, competitive entrants into the marketplace, the timing associated with the aforementioned criteria and market place data (e.g., interest rates). Several of these assumptions require projections several years into the future. Due to these inherent uncertainties, there is risk that the contingent consideration liabilities may be overstated or understated. Changes in economic and operating conditions impacting these assumptions are expected to impact future operating results, with the magnitude of the impact tied to the significance in the change in assumptions. For additional information, refer to Note 19 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.

Contingencies
We are involved, either as a plaintiff or a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, government investigations, environmental matters, product liability matters, patent infringement claims, antitrust matters, securities class action lawsuits, personal injury claims, employment disputes, contractual and other commercial disputes, and other legal proceedings, as further discussed in Note 18 of Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report. Accruals recorded for various contingencies, including legal proceedings, self-insurance and other claims, are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel, internal and/or external technical consultants and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are reevaluated each accounting period as additional information becomes available. When we are initially unable to develop a best estimate of loss, we record the minimum amount of loss, which could be zero. As information becomes known, additional loss provisions are recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. We record receivables from third-party insurers up to the amount of the related liability when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers. Receivables are not netted against the related liabilities for financial statement presentation.

Derivatives and hedging
We evaluated the terms and features of our First-Out Takeback Term Loans, Second-Out Takeback Term Loans and Takeback Notes and identified an embedded feature that, in certain scenarios, could modify the cash flows of the respective debt instruments.
We evaluated the embedded feature and determined that it was not clearly and closely related to the underlying debt instruments and did not qualify for any scope exceptions set forth in the accounting standards. Accordingly, this embedded feature is required to be bifurcated from its host instruments and accounted for separately as an embedded derivative liability. As a result, we recorded the fair value of the embedded derivatives as of the issuance date as a liability on our consolidated balance sheet.
The embedded derivative will be adjusted to fair value each reported period with changes in fair value subsequent to the issuance date recognized within other income (expense) in the consolidated statements of operations. The fair value of the embedded derivative is reflected within non-current liabilities in the consolidated balance sheet.
The fair value of the derivative is determined using the with-and-without model which compares the estimated fair value of the underlying debt instruments with the embedded feature to the estimated fair value of the underlying debt instruments without the embedded feature, with the difference representing the estimated fair value of the embedded derivative feature. The with-and-without model includes significant unobservable estimates, including an estimation of our probability of an asset sale. Management estimates the probability of the asset sale based on its assessment of entity specific factors and the status of on-going transaction negotiations, if any. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the embedded derivatives. For further details, refer to Note 19 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of the Annual Report.

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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes, however, which would have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Refer to Note 7 of Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information.

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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on SOFR plus a margin. As of December 29, 2023 (Successor), our outstanding debt included $869.2 million of variable-rate debt on our senior secured term loans. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense for fiscal 2024 would increase by approximately $8.6 million.
The remaining outstanding debt as of December 29, 2023 (Successor) is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $1.3 million as of December 29, 2023 (Successor), with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

Item 8.	Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34).	85
Consolidated Statements of Operations for the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the fiscal year ended December 31, 2021 (Predecessor).	89
Consolidated Statements of Comprehensive Operations for the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the fiscal year ended December 31, 2021 (Predecessor).	90
Consolidated Balance Sheets as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor).	91
Consolidated Statements of Cash Flows for the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the fiscal year ended December 31, 2021 (Predecessor).	92
Consolidated Statement of Changes in Shareholders' Equity for the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor), and the period from December 25, 2020 through December 31, 2021 (Predecessor).	93
Notes to Consolidated Financial Statements.	94

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Mallinckrodt plc

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mallinckrodt plc (the "Company") as of December 29, 2023 (Successor Company balance sheet) and December 30, 2022 (Predecessor Company balance sheet), the related consolidated statements of operations, comprehensive operations, changes in shareholders' equity, and cash flows for the period from November 15, 2023 through December 29, 2023 (Successor Company operations), for the period from December 31, 2022 through November 14, 2023 (Predecessor Company operations), for the period from June 17, 2022 through December 30, 2022 (Predecessor Company operations), for the period from January 1, 2022 through June 16, 2022 (Predecessor Company operations), and for the fiscal year ended December 31, 2021 (Predecessor Company operations), and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2023, and the results of its operations and its cash flows for the period from November 15, 2023 through December 29, 2023, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the financial position of the Predecessor Company as of December 30, 2022, and the results of its operations and its cash flows for the period from December 31, 2022 through November 14, 2023, for the period from June 17, 2022 through December 30, 2022, for the period from January 1, 2022 through June 16, 2022, and the fiscal year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Fresh-Start Accounting
As discussed in Note 1 to the financial statements, on October 10, 2023, and November 10, 2023, the United States Bankruptcy Court for the District of Delaware and the High Court of Ireland, respectively, entered an order confirming the plan of reorganization and the scheme of arrangement, respectively, related to the 2023 bankruptcy proceedings, which became effective on November 14, 2023. Accordingly, the accompanying financial statements have been prepared in conformity with FASB Accounting Standard Codification (ASC) Topic 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3 to the financial statements. Fresh-start accounting is also communicated as critical audit matter below.
As discussed in Note 1 to the financial statements, on March 2, 2022, and April 27, 2022, the United States Bankruptcy Court for the District of Delaware and the High Court of Ireland, respectively, entered an order confirming the fourth amended plan of reorganization and the scheme of arrangement, respectively, related to the 2020 bankruptcy proceedings, which became effective after the close of business on June 16, 2022. Accordingly, the accompanying financial statements as of December 30, 2022 and for the period June 17, 2022 through December 30, 2022 were prepared in conformity with ASC 852 as a result of the 2022 fresh-start accounting and resulted in assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3 to the financial statements.

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

Fresh-start Accounting - Refer to Notes 1 and 3 to the financial statements (also see fresh-start accounting explanatory paragraph above)
Critical Audit Matter Description
On October 10, 2023 and November 10, 2023, the United States Bankruptcy Court for the District of Delaware and the High Court of Ireland, respectively, entered an order confirming the plan of reorganization and the scheme of arrangement, respectively, which became effective on November 14, 2023 and the Company emerged from the 2023 bankruptcy proceedings. In connection with its emergence and in accordance with ASC 852 the Company qualified for and adopted fresh-start accounting which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. Management derived a reorganization value from the Company’s enterprise value. Under fresh-start accounting, reorganization value represents the fair value of the Successor Company's total assets and is intended to approximate the amount a willing buyer would pay for the assets immediately after restructuring. Upon the application of fresh-start accounting, the Company allocated the reorganization value to its identified tangible and intangible assets and liabilities based on their estimated fair values in accordance with ASC 805 - Business Combinations. The Company engaged a third-party valuation advisor to assist with the determination of the fair value of certain assets, liabilities, and equity.
Auditing the adoption of fresh-start accounting was complex due to the significant estimation uncertainty in determining the fair value of the Company’s intangible assets, which required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists. The identified intangible assets of $624.6 million, which consisted of completed technology, were subject to significant estimation uncertainty primarily due to the sensitivity of the respective fair values to underlying assumptions in the discounted cash flow models used to measure the intangible assets. Significant assumptions included projected financial information and discount rates.
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
•We evaluated the reasonableness of management’s projected financial information by performing the following:
–Compared the projected financial information to historical results for certain products and evaluated certain assumptions that form the basis of the projected financial information, such as revenue growth rates and gross margins, which may be affected by future economic and market conditions.
–Inspected internal communications from members of management to (1) other members of management and (2) the Successor Company's Board of Directors.
•We evaluated the Company’s third-party valuation advisor’s experience and qualifications.
•With the assistance of our fair value specialists, we obtained an understanding and evaluated the significant assumptions related to the discount rates used by the Company's third-party valuation advisor for the development of the fair values of certain intangible assets by performing the following procedures:
–Evaluated the methodologies used by the third-party valuation advisor by comparing to generally accepted valuation methodologies.
–Independently estimated a weighted average cost of capital.

–Evaluated the relevant facts and objective evidence used by management to support the company specific risk premium and the premium applied to the weighted average cost of capital by analyzing external publications obtained through independent research.
–Evaluated the completeness, accuracy, and relevance of certain cash flow projections used in calculating the internal rate of return.

Income Taxes - Income Tax Impacts from the Restructuring Transactions and Emergence from Voluntary Reorganization - Refer to Notes 3, 4 and 7 to the financial statements
Critical Audit Matter Description
On October 10, 2023 and November 10, 2023, the United States Bankruptcy Court for the District of Delaware and the High Court of Ireland, respectively, entered an order confirming the plan of reorganization and the scheme of arrangement, respectively, which became effective on November 14, 2023, and the Company emerged from the 2023 bankruptcy proceedings. Evaluating the associated income tax impacts of the restructuring transactions and emergence from voluntary reorganization involved the interpretation of tax laws and regulations, supported by a third-party tax opinion as well as management judgments related to the realizability of deferred tax assets. Interpretation of tax laws can be inherently uncertain as tax law is complex and often subject to varied interpretations. Accordingly, tax law interpretations can be subject to potential challenges by the relevant tax authorities and the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized, which the Company considered in assessing the need for reserves for uncertain tax positions. ASC-740, Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. Weighing the available evidence is subjective and requires significant judgments by management.
We identified the income tax impacts of the restructuring transactions and emergence from voluntary reorganization as a critical audit matter because of the significant judgments made by management and the complex nature of identifying, measuring, and interpreting the tax implications, particularly related to the interpretation of tax laws and regulations, and significant judgments made by management related to the realizability of the deferred tax assets, and the necessity for reserves for uncertain tax positions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our tax specialists with specialized skills and knowledge when performing audit procedures to evaluate the Company's interpretation of, and compliance with tax laws and regulations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the income taxes associated with the restructuring transactions and emergence from voluntary reorganization included the following, among others:
•We tested the operating effectiveness of the internal controls related to the Company’s income taxes for the restructuring transactions, emergence from voluntary reorganization, the realizability of deferred tax assets, the necessity for reserves for uncertain tax positions, and the interpretation of tax laws and regulations.
•With the assistance of our tax specialists, we evaluated the income taxes associated with the restructuring transactions and emergence from voluntary reorganization by performing the following:
–Obtained an understanding of the Company's restructuring transactions.
–Obtained and evaluated the third-party tax opinion related to the analysis of relevant tax laws and regulations.
–Evaluated the experience and qualifications of the Company’s third-party tax advisor.
–Evaluated the appropriateness of management's judgments and conclusions with respect to reserves for certain uncertain tax positions, including the technical merits and reasonableness of probabilities applied to uncertain tax positions.
–Evaluated the appropriateness of management's judgments and conclusions with respect to the realizability of the Company's deferred tax assets.
–Evaluated the completeness and accuracy of certain underlying data, calculations, and allocations supporting the amount of deferred income taxes.
–Tested significant assumptions and key inputs to assess the Company’s recognition and measurement of deferred income taxes.

/s/ Deloitte & Touche LLP
St. Louis, Missouri
March 26, 2024
We have served as the Company's auditor since 2011.

MALLINCKRODT PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Net sales	$243.0	$1,622.9	$1,039.7	$874.6	$2,208.8
Cost of sales	179.1	1,300.5	991.0	582.0	1,317.1
Gross profit	63.9	322.4	48.7	292.6	891.7
Selling, general and administrative expenses	64.2	448.2	268.9	266.3	581.4
Research and development expenses	15.9	97.1	64.2	65.5	205.2
Restructuring charges, net	—	0.9	11.1	9.6	26.9
Non-restructuring impairment charges	2.6	135.9	—	—	154.9
Liabilities management and separation costs	1.4	157.7	21.2	9.0	1.2
Opioid-Related Litigation Settlement loss	—	—	—	—	125.0
Operating loss	(20.2)	(517.4)	(316.7)	(57.8)	(202.9)
Interest expense	(28.3)	(507.2)	(324.3)	(108.6)	(222.6)
Interest income	0.9	14.7	3.9	0.6	1.9
Other income (expense), net	5.4	(6.5)	10.0	(14.6)	22.0
Reorganization items, net	(4.0)	(892.7)	(23.2)	(630.9)	(428.2)
Loss from continuing operations before income taxes	(46.2)	(1,909.1)	(650.3)	(811.3)	(829.8)
Benefit from income taxes	(8.0)	(277.8)	(52.0)	(497.3)	(106.3)
Loss from continuing operations	(38.2)	(1,631.3)	(598.3)	(314.0)	(723.5)
Income from discontinued operations, net of tax benefit of $—, $—, $—, $—, and $(5.0)	—	—	0.2	0.9	6.1
Net loss	$(38.2)	$(1,631.3)	$(598.1)	$(313.1)	$(717.4)

Basic loss per share (Note 8):
Loss from continuing operations	$(1.94)	$(122.75)	$(45.43)	$(3.70)	$(8.54)
Income from discontinued operations	—	—	0.02	0.01	0.07
Net loss	$(1.94)	$(122.75)	$(45.41)	$(3.69)	$(8.47)
Basic weighted-average shares outstanding	19.7	13.3	13.2	84.8	84.7

Diluted loss per share (Note 8):
Loss from continuing operations	$(1.94)	$(122.75)	$(45.43)	$(3.70)	$(8.54)
Income from discontinued operations	—	—	0.02	0.01	0.07
Net loss	$(1.94)	$(122.75)	$(45.41)	$(3.69)	$(8.47)
Diluted weighted-average shares outstanding	19.7	13.3	13.2	84.8	84.7

See Notes to Consolidated Financial Statements.

MALLINCKRODT PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in millions)

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Net loss	$(38.2)	$(1,631.3)	$(598.1)	$(313.1)	$(717.4)
Other comprehensive income (loss), net of tax
Currency translation adjustments	5.2	(5.3)	2.1	(1.5)	(0.5)
Unrecognized loss on derivatives	—	5.7	—	—	—
Unrecognized (loss) gain on benefit plans	(1.6)	(0.8)	8.7	—	1.8
Total other comprehensive income (loss), net of tax	3.6	(0.4)	10.8	(1.5)	1.3
Comprehensive loss	$(34.6)	$(1,631.7)	$(587.3)	$(314.6)	$(716.1)

See Notes to Consolidated Financial Statements.

MALLINCKRODT PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	Successor	Predecessor
	December 29, 2023	December 30, 2022
Assets
Current Assets:
Cash and cash equivalents	$262.7	$409.5
Accounts receivable, less allowance for doubtful accounts of $6.5 and $4.4	377.5	405.3
Inventories	982.7	947.6
Prepaid expenses and other current assets	138.9	273.4
Total current assets	1,761.8	2,035.8
Property, plant and equipment, net	321.7	457.6
Intangible assets, net	608.4	2,843.8
Deferred income taxes	801.0	475.5
Other assets	240.7	201.1
Total Assets	$3,733.6	$6,013.8

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$6.5	$44.1
Accounts payable	100.4	114.0
Accrued payroll and payroll-related costs	82.8	49.5
Accrued interest	20.1	29.0
Acthar Gel-Related Settlement liability	21.5	16.5
Opioid-Related Litigation Settlement liability	—	200.0
Accrued and other current liabilities	269.9	290.7
Total current liabilities	501.2	743.8
Long-term debt	1,755.9	3,027.7
Acthar Gel-Related Settlement liability	128.5	75.0
Opioid-Related Litigation Settlement liability	—	379.9
Pension and postretirement benefits	40.6	41.0
Environmental liabilities	35.1	35.8
Other income tax liabilities	19.6	18.2
Other liabilities	92.5	78.7
Total Liabilities	2,573.4	4,400.1
Shareholders' Equity:
Predecessor preferred shares, $0.01 par value, 500,000,000 authorized; none issued or outstanding	—	—
Predecessor ordinary A shares, €1.00 par value, 40,000 authorized; none issued or outstanding	—	—
Successor ordinary A shares, €1.00 par value, 25,000 authorized; none issued or outstanding	—	—
Predecessor ordinary shares, $0.01 par value, 500,000,000 authorized; 13,170,932 issued and outstanding	—	0.1
Successor ordinary shares, $0.01 par value, 500,000,000 authorized; 19,696,335 issued and outstanding	0.2	—
Additional paid-in capital	1,194.6	2,191.0
Retained deficit	(38.2)	(588.2)
Accumulated other comprehensive income	3.6	10.8
Total Shareholders' Equity	1,160.2	1,613.7
Total Liabilities and Shareholders' Equity	$3,733.6	$6,013.8

See Notes to Consolidated Financial Statements.

MALLINCKRODT PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Cash Flows From Operating Activities:
Net loss	$(38.2)	$(1,631.3)	$(598.1)	$(313.1)	$(717.4)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	25.8	490.3	347.5	321.8	675.8
Share-based compensation	—	8.9	1.4	1.7	10.2
Deferred income taxes	(6.6)	(319.2)	(24.9)	(473.0)	(59.9)
Non-cash impairment charges	3.8	179.9	—	—	154.9
Losses on divestiture	—	—	—	—	0.8
Reorganization items, net	—	831.0	—	425.4	22.5
Non-cash (amortization) accretion expense	(0.7)	176.7	139.2	—	—
Other non-cash items	6.7	14.2	16.8	35.3	(1.6)
Changes in assets and liabilities:
Accounts receivable, net	88.6	(65.5)	(18.1)	49.8	98.2
Inventories	51.1	108.2	267.9	(33.2)	(14.0)
Accounts payable	25.8	(37.2)	8.1	(3.6)	(1.1)
Accrued consulting	(6.8)	25.0	(90.7)	0.1	14.3
Income taxes	(1.7)	169.3	(30.1)	(26.9)	108.5
Opioid-Related Litigation Settlement liability	—	(250.0)	—	—	125.0
Acthar Gel-Related Litigation Settlement liability	—	(16.5)	—	—	—
Medicaid lawsuit	—	—	—	—	(4.2)
Payment of claims	—	—	—	(629.0)	—
Other	30.6	(95.9)	28.1	2.4	43.4
Net cash from operating activities	178.4	(412.1)	47.1	(642.3)	455.4
Cash Flows From Investing Activities:
Capital expenditures	(8.5)	(53.9)	(28.8)	(33.4)	(55.3)
Proceeds related to divestiture, net of cash	—	—	70.0	—	15.7
Other	0.9	1.2	(13.7)	0.4	1.8
Net cash from investing activities	(7.6)	(52.7)	27.5	(33.0)	(37.8)
Cash Flows From Financing Activities:
Issuance of external debt	—	380.0	—	650.0	—
Repayment of external debt	(102.2)	(102.6)	(50.1)	(904.6)	(137.5)
Debt financing costs	—	(4.1)	—	(24.1)	—
Other	—	(0.1)	(4.0)	—	—
Net cash from financing activities	(102.2)	273.2	(54.1)	(278.7)	(137.5)
Effect of currency rate changes on cash	1.4	(1.7)	(1.1)	(3.9)	(1.9)
Net change in cash, cash equivalents and restricted cash	70.0	(193.3)	19.4	(957.9)	278.2
Cash, cash equivalents and restricted cash at beginning of period	273.4	466.7	447.3	1,405.2	1,127.0
Cash, cash equivalents and restricted cash at end of period	$343.4	$273.4	$466.7	$447.3	$1,405.2

Cash and cash equivalents at end of period	$262.7	$186.7	$409.5	$297.9	$1,345.0
Restricted cash included in prepaid expenses and other assets at end of period	40.8	47.0	20.6	113.0	24.0
Restricted cash included in other long-term assets at end of period	39.9	39.7	36.6	36.4	36.2
Cash, cash equivalents and restricted cash at end of period	$343.4	$273.4	$466.7	$447.3	$1,405.2

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$9.0	$316.8	$164.1	$111.5	$243.2
Cash paid (received) for income taxes, net	0.3	(128.0)	3.0	3.0	(160.0)

See Notes to Consolidated Financial Statements.

MALLINCKRODT PLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 25, 2020 (Predecessor)	94.1	$18.8	9.5	$(1,616.1)	$5,587.6	$(2,961.5)	$(9.6)	$1,019.2
Net loss	—	—	—	—	—	(717.4)	—	(717.4)
Other comprehensive income	—	—	—	—	—	—	1.3	1.3
Vesting of restricted shares	0.2	0.1	0.1	—	—	—	—	0.1
Share-based compensation	—	—	—	—	10.2	—	—	10.2
Balance as of December 31, 2021 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,597.8	$(3,678.9)	$(8.3)	$313.4
Net loss	—	—	—	—	—	(313.1)	—	(313.1)
Other comprehensive loss	—	—	—	—	—	—	(1.5)	(1.5)
Share-based compensation	—	—	—	—	1.7	—	—	1.7
Cancellation of Predecessor equity	(94.3)	(18.9)	(9.6)	1,616.1	(5,599.5)	3,992.0	9.8	(0.5)
Issuance of common stock	13.2	0.1	—	—	2,189.6	—	—	2,189.7
Issuance of Opioid Warrants	—	—	—	—	13.9	—	—	13.9
Balance as of June 16, 2022 (Predecessor)	13.2	0.1	—	—	2,203.5	—	—	2,203.6
Net loss	—	—	—	—	—	(598.1)	—	(598.1)
Other comprehensive income	—	—	—	—	—	—	10.8	10.8
Share-based compensation	—	—	—	—	1.4	—	—	1.4
Repurchase of Opioid Warrants	—	—	—	—	(13.9)	9.9	—	(4.0)
Balance as of December 30, 2022 (Predecessor)	13.2	$0.1	—	$—	$2,191.0	$(588.2)	$10.8	$1,613.7
Net loss	—	—	—	—	—	$(1,631.3)	—	(1,631.3)
Other comprehensive loss	—	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation	—	—	—	—	8.9	—	—	8.9
Vesting of restricted shares	0.3	—	0.1	(0.1)	—	—	—	(0.1)
Cancellation of Predecessor equity	(13.5)	(0.1)	(0.1)	0.1	(2,199.9)	2,219.5	(10.4)	9.2
Issuance of common stock	19.7	0.2	—	—	1,169.5	—	—	1,169.7
Issuance of Opioid Contingent Value Rights	—	—	—	—	25.1	—	—	25.1
Balance as of November 14, 2023 (Predecessor)	19.7	0.2	—	—	1,194.6	—	—	1,194.8
Net loss	—	—	—	—	—	$(38.2)	—	(38.2)
Other comprehensive income	—	—	—	—	—	—	3.6	3.6
Balance as of December 29, 2023 (Successor)	19.7	$0.2	—	$—	$1,194.6	$(38.2)	$3.6	$1,160.2

See Notes to Consolidated Financial Statements.

MALLINCKRODT PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share data and where indicated)

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
The Company operates our business in two reportable segments, which are further described below:
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

Basis of Presentation
2023 Chapter 11 Cases
On August 28, 2023 ("2023 Petition Date"), the Company voluntarily initiated Chapter 11 proceedings ("2023 Chapter 11 Cases") under chapter 11 of title 11 ("Chapter 11") of the United States Code ("Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). On September 20, 2023, the directors of the Company initiated examinership proceedings with respect to Mallinckrodt plc by presenting a petition to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 seeking the appointment of an examiner to Mallinckrodt plc. On October 10, 2023, the Bankruptcy Court entered an order confirming a plan of reorganization ("2023 Plan"). Subsequent to the Bankruptcy Court’s order confirming the 2023 Plan, the High Court of Ireland made an order confirming a scheme of arrangement on November 10, 2023, which is based on and consistent in all respects with the 2023 Plan ("2023 Scheme of Arrangement"). The 2023 Plan and the 2023 Scheme of Arrangement became effective on November 14, 2023, ("2023 Effective Date"), and the Company emerged from the 2023 Chapter 11 Cases and the Irish examinership proceedings (together, the "2023 Bankruptcy Proceedings") on that date. See Note 2 for further information on the 2023 Plan and emergence from the 2023 Bankruptcy Proceedings.
2020 Chapter 11 Cases
On October 12, 2020 ("2020 Petition Date"), the Company voluntarily initiated Chapter 11 proceedings ("2020 Chapter 11 Cases"). On March 2, 2022, the Bankruptcy Court entered an order confirming a plan of reorganization ("2020 Plan"). Subsequent to the Bankruptcy Court’s order confirming the 2020 Chapter 11 Cases, the High Court of Ireland made an order confirming a scheme of arrangement on April 27, 2022, which was based on and consistent in all respects with the 2020 Plan ("2020 Scheme of Arrangement"). On June 8, 2022, the Bankruptcy Court entered an order approving a minor modification to the 2020 Plan. The 2020 Plan became effective on June 16, 2022 ("2020 Effective Date"), and the Company emerged from the 2020 Chapter 11 Cases and the Irish examinership proceedings (together, the "2020 Bankruptcy Proceedings") on that date.
Adoption of Fresh-Start Accounting
Upon emergence from both the 2020 Bankruptcy Proceedings on June 16, 2022 and the 2023 Bankruptcy Proceedings on November 14, 2023, the Company adopted fresh-start accounting in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 852 - Reorganizations ("ASC 852"), and became a new entity for financial reporting purposes as of each of the 2020 Effective Date and the 2023 Effective Date. References to "Successor" relate to the financial position as of December 29, 2023 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to "Predecessor" relate to the financial position as of December 30, 2022 and results of operations of the Company for the period from December 31, 2022 through November 14, 2023, the period from June 17, 2022 through December 30, 2022, and for the periods prior to, and including June 16, 2022. All emergence-related transactions related to the 2020 Effective Date and the 2023 Effective Date were recorded as of June 16, 2022 and November 14, 2023, respectively. Accordingly, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor periods and the consolidated financial statements for the Predecessor periods from June 17, 2022 through December 30, 2022 and December 31, 2022 through November 14, 2023 are not comparable to the consolidated financial statements for the Predecessor period prior to and including June 16, 2022. Refer to Note 3 for further information.

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
The Company's significant accounting policies are described within Note 4. In connection with the adoption of fresh-start accounting on the 2020 Effective Date, the Company elected to make an accounting policy change as described below:
Predecessor Contingencies — Legal fees pertaining to asbestos-related matters were estimated and accrued as part of the Company's projected asbestos liability.
Contingencies as of the 2020 Effective Date — Legal fees pertaining to asbestos matters are expensed as incurred.
This change in accounting policy resulted in a $22.8 million fresh-start adjustment to the asbestos-related liability and a $20.3 million adjustment to the corresponding indemnification receivable as of the 2020 Effective Date.
Also in connection with the adoption of fresh-start accounting, the Company made a change in estimate related to the Specialty Generics segment inventory turn calculation. This prospective change resulted in the discrete amortization of $20.5 million of capitalized variances with $19.9 million and $0.6 million recognized in June 17, 2022 through December 30, 2022 (Predecessor) and December 31, 2022 through November 14, 2023 (Predecessor), respectively.
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

Fiscal Year
The Company reports its results based on a "52-53 week" year ending on the last Friday of December. The period November 15, 2023 through December 29, 2023 reflects the Successor period, while the period December 31, 2022 through, and including, November 14, 2023 reflects the Predecessor period. The combined periods of December 31, 2022 through November 14, 2023 (Predecessor) and November 15, 2023 through December 29, 2023 (Successor) ("fiscal 2023") and the combined periods of January 1, 2022 through June 16, 2022 (Predecessor) and June 17, 2022 through December 30, 2022 (Predecessor) ("fiscal 2022") consisted of 52 weeks, while the fiscal year ended December 31, 2021 (Predecessor) ("fiscal 2021") consisted of 53 weeks.

2.	Emergence from Voluntary Reorganization
During the pendency of the 2023 and 2020 Bankruptcy Proceedings, the Company and each of the respective debtors and debtors in-possession in the 2023 Chapter 11 Cases ("2023 Debtors") and the 2020 Chapter 11 Cases ("2020 Debtors") operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the 2023 and 2020 Debtors were authorized to continue to operate as ongoing businesses, and were allowed to pay all debts and honor all obligations arising in the ordinary course of their businesses after the respective 2023 and 2020 Petition Dates. However, the 2023 and 2020 Debtors were not allowed to pay third-party claims or creditors on account of obligations arising before the respective 2023 or 2020 Petition Dates or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.
Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the 2023 and 2020 Debtors, as well as most litigation pending against the Company as of the 2023 and 2020 Petition Dates, were subject to an automatic stay. See "Plan of Reorganization" below for the distributions to creditors and interest holders.

Plan of Reorganization
2023 Plan
In accordance with the 2023 Plan, the following significant transactions occurred upon the Company's emergence from the 2023 Bankruptcy Proceedings on the 2023 Effective Date:

•DIP Claims (as defined below) were converted on a dollar-for-dollar basis into First-Out Takeback Term Loans (as defined below);
•Pre-petition first lien term debt was reduced from $2,861.8 million to $1,650.0 million, which was in the form of Takeback Debt (as defined below) distributed to post-petition term lenders and pre-petition first lien creditors;
•The pre-petition first lien creditors also received 92.3% of the 2023 Debtors’ reorganized equity (subject to dilution from equity reserved under the management incentive program ("MIP") and the Opioid CVRs (as defined below) if equity settled), plus cash in an amount sufficient to repay in full accrued and unpaid interest on the pre-petition first lien debt, and Second-Out Takeback Debt (as defined below);
•Pre-petition second lien debt was eliminated in its entirety, with pre-petition second lien creditors receiving 7.7% of the 2023 Debtors’ reorganized equity (subject to dilution from equity reserved under the MIP and the Opioid CVRs, if equity settled);
•The 2023 Debtors’ remaining opioid-related litigation settlement payment obligations (including the $200.0 million installment payment originally due on June 16, 2023) were permanently eliminated, subject to the Company (a) making a $250.0 million payment to the Opioid Master Disbursement Trust II ("Trust") prior to the commencement of the 2023 Chapter 11 Cases (which was made on August 24, 2023) and (b) entering into the CVR Agreement (as defined below);
•The 2023 Debtors’ non-monetary obligations to the Trust were generally preserved, including the compliance-related operating injunction;
•All other claims against the 2023 Debtors (with the exception of subordinated securities claims) were treated as unimpaired, including the Debtors’ settlement under the 2020 Plan with governmental entities regarding Acthar® Gel (repository corticotropin injection) ("Acthar Gel"), and the associated Corporate Integrity Agreement, and also trade liabilities; and
•All of Mallinckrodt ordinary shares were cancelled for no consideration.
Contingent Value Right Agreement
On the 2023 Effective Date and pursuant to the 2023 Plan, the Company entered into a contingent value right agreement ("CVR Agreement") with the Trust. Pursuant to the terms of the CVR Agreement, the Company issued 1,036,649 contingent value rights ("Opioid CVRs") to the Trust, which Opioid CVRs entitle the Trust to receive from the Company, when exercised, an amount in cash equal to (a) the Market Price (as defined in the CVR Agreement) of one new ordinary share of the Company (subject to adjustment as described in the CVR Agreement) at the time of exercise less (b) $99.36 (subject to adjustment as described in the CVR Agreement) ("Cash Payment"), subject to the right of the Company to, at its option but subject to certain conditions, issue new ordinary shares to the Trust in lieu of making some or all of the Cash Payment due upon exercise in accordance with the terms of the CVR Agreement. The Opioid CVRs are exercisable at any time for four years after the 2023 Effective Date.
Upon entering into the CVR Agreement the terms of the final amendment to the opioid-related litigation settlement ("Opioid-Related Litigation Settlement") obligation agreement ("Opioid Deferred Cash Payment Agreement") and the Company's prior obligation to pay all remaining Opioid-Related Litigation Settlement payment obligations ("Opioid Deferred Cash Payment") were permanently eliminated. For further discussion of the Opioid-Related Litigation Settlement, refer to Note 18.
Registration Rights Agreement
On the 2023 Effective Date and pursuant to the 2023 Plan, the Company entered into a registration rights agreement ("Registration Rights Agreement") with certain owners of new ordinary shares (any owner of new ordinary shares, a "Company Shareholder"). Pursuant to the terms of the Registration Rights Agreement, following an initial public offering, any Company Shareholder that owns 1% or more of the new ordinary shares (calculated in accordance with the Registration Rights Agreement) shall have customary "piggyback" registration rights. In addition, 180 days following an initial public offering, any Company Shareholder owning at least 15% of the new ordinary shares (calculated in accordance with the Registration Rights Agreement) shall have the right to initiate up to three (3) demand registrations each, subject to customary exceptions.
Information Rights Deed
On the 2023 Effective Date and pursuant to the 2023 Plan, the Company entered into a deed poll ("Information Rights Deed") for the benefit of each Company Shareholder that (i) has executed and delivered to the Company a confidentiality agreement substantially in the form appended thereto (each, a "Confidentiality Agreement") and (ii) is not a person designated on the list of Company competitors maintained by the Board (such Company Shareholder, an "Information Rights Holder").
Pursuant to the terms of the Information Rights Deed, the Company will provide each Information Rights Holder with (i) quarterly unaudited financial statements within 60 days following each quarter’s end and (ii) annual audited financial statements within 120 days following each fiscal year’s end (together, the "Financial Statements"). Upon the written request of an Information Rights Holder, the Company will also provide a copy of the register of members of the Company then in effect, regular updates on any process initiated under Article 43 of the Company’s new articles of association as well as any such additional information that an Information Rights Holder may reasonably request as required for regulatory, tax or compliance purposes. In addition, the Company will schedule a teleconference with all Information Rights Holders between five (5) and twenty (20) business days after the delivery of each Financial Statement to discuss the Company’s business, financial condition and financial performance, prospects, liquidity and capital resources. The foregoing information rights are subject to customary exceptions.
New Takeback Debt
On the 2023 Effective Date and pursuant to the 2023 Plan, Mallinckrodt International Finance S.A. ("MIFSA") and Mallinckrodt CB LLC ("MCB" and, together with MIFSA, the "Issuers"), each of which is a subsidiary of the Company, (i) entered into a new senior secured first lien term loan facility with an aggregate principal amount of approximately $871.4 million ("Takeback Term Loans"), consisting of approximately $229.4 million of "first-out" Takeback Term Loans ("First-Out Takeback Term Loans") and approximately $642.0 million of "second-out" Takeback Term Loans ("Second-Out Takeback Term Loans") and (ii) issued approximately $778.6 million in aggregate principal amount of "second-out" 14.75% senior secured first lien notes due 2028 ("Takeback Notes") and, together with the Second-Out Takeback Term Loans, the "Second-Out Takeback Debt" and, together with the Takeback Term Loans, the "Takeback Debt").
All allowed claims ("DIP Claims") under the Senior Secured Debtor-In-Possession Credit Agreement, dated as of September 8, 2023 ("DIP Credit Agreement"), by and among the Company, MIFSA and MCB, as debtors and debtors-in-possession, the lenders from time to time party thereto, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Acquiom Agency Services LLC, as collateral agent, not otherwise satisfied in cash were converted on a dollar-for-dollar basis into First-Out Takeback Term Loans.
Each holder of an allowed claim related to the outstanding 10.00% first lien senior secured notes due 2025 issued by certain of the Company’s subsidiaries ("2025 First Lien Notes") pursuant to the indenture, dated as of April 7, 2020, the outstanding 11.50% first lien senior secured notes due 2028 issued by certain of the Company’s subsidiaries ("2028 First Lien Notes" and, together with the 2025 First Lien Notes, the "First Lien Notes") pursuant to the indenture, dated as of June 16, 2022, or the first lien senior secured term loans due 2027 borrowed by certain of the Company’s subsidiaries pursuant to the credit agreement, dated as of June 16, 2022, by and among the Company, certain of its subsidiaries and the lenders party thereto, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Deutsche Bank AG New York Branch, as collateral agent ("First Lien Term Loans" and, collectively with the First Lien Notes , the "First Lien Debt"), elected to receive such Takeback Debt either in the form of Second-Out Takeback Term Loans or Takeback Notes.

2020 Plan
In accordance with the effectuated 2020 Plan, the following significant transactions occurred upon the Company's emergence from the 2020 Bankruptcy Proceedings on the 2020 Effective Date:
Resolution of Opioid-Related Claims.
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, all previous opioid claims against the Company and its subsidiaries were deemed to have been settled, discharged, waived, released and extinguished in full, and the Company and its subsidiaries ceased to have any liability or obligation with respect to such claims, which were treated in accordance with the 2020 Plan as follows:
◦Opioid claims were channeled to certain trusts, which were to receive $1,725.0 million in deferred payments from the Company and certain of its subsidiaries consisting of (i) a $450.0 million payment upon the 2020 Effective Date (of which $2.6 million was prefunded); (ii) a $200.0 million payment upon each of the first and second anniversaries of the 2020 Effective Date; (iii) a $150.0 million payment upon each of the third through seventh anniversaries of the 2020 Effective Date; and (iv) a $125.0 million payment upon the eighth anniversary of the 2020 Effective Date (collectively, the "Opioid Deferred Payments") with the Company retaining an eighteen-month option to prepay outstanding Opioid Deferred Payments (other than the initial 2020 Effective Date payment) at a discount (and to prepay the Opioid Deferred Payments at their undiscounted value even after the expiration of such eighteen-month period). The Opioid Deferred Payments were unsecured and were guaranteed by Mallinckrodt and its subsidiaries that were borrowers, issuers or guarantors under the First Lien Term Loans, the 2028 First Lien Notes, the 2025 First Lien Notes, the 2025 Second Lien Notes (as defined below) and the 2029 Second Lien Notes (as defined below), and certain future indebtedness (subject to certain exceptions). The Opioid Deferred Cash Payments Agreement contained affirmative and negative covenants (including an obligation to offer to pay the Opioid Deferred Payments without discount upon the occurrence of certain change of control triggering events) and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the Opioid Deferred Cash Payments Agreement could result in the required repayment of all outstanding Opioid Deferred Payments and could cause a cross-default that could result in the acceleration of certain indebtedness of Mallinckrodt and its subsidiaries. The Opioid Deferred Cash Payments Agreement was subsequently permanently eliminated as discussed above in "2023 Plan."
•Opioid claimants also received, in addition to other potential consideration, 3,290,675 warrants for approximately 19.99% of the Predecessor's new ordinary shares, with a nominal value $0.01 per share, after giving effect to the exercise of the warrants, but subject to dilution from equity reserved under the management incentive plan, exercisable at any time on or prior to the sixth anniversary of the 2020 Effective Date, at a strike price of $103.40 per ordinary share ("Opioid Warrants"). These Opioid Warrants were subsequently repurchased during the period June 17, 2022 through December 30, 2022 (Predecessor) for $4.0 million.
•Pursuant to the 2020 Plan, certain subsidiaries of the Company remained subject to an agreed-upon operating injunction with respect to the operation of their opioid business. The Company reaffirmed the obligations contained in the operating injunction in connection with the 2023 Bankruptcy Proceedings.
Governmental Acthar Gel-Related Settlement
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, all claims of the U.S. Department of Justice ("DOJ") and other governmental parties relating to Acthar Gel against the Company were deemed to have been settled, discharged, waived, released and extinguished in full, and the Company ceased to have any liability or obligation with respect to such claims, which were treated in accordance with the 2020 Plan and the terms of the settlement as summarized below:
•The Company entered into an agreement with the DOJ and other governmental parties to settle a range of litigation matters and disputes relating to Acthar Gel ("Acthar Gel-Related Settlement") including a Medicaid lawsuit with the Centers for Medicare and Medicaid Services ("CMS"), a related False Claims Act ("FCA") lawsuit in Boston, and an Eastern District of Pennsylvania ("EDPA") FCA lawsuit principally relating to interactions of Acthar Gel's previous owner (Questcor Pharmaceuticals Inc.) with an independent charitable foundation. To implement the Acthar Gel-Related Settlement, the Company entered into two settlement agreements with the U.S. and certain relators. Under the Acthar Gel-Related Settlement, which was conditioned upon the Company commencing its 2020 Chapter 11 Cases and provided for the distributions the applicable claimants received under the 2020 Plan, the Company agreed to pay $260.0 million to the DOJ and other parties over seven years and reset Acthar Gel’s Medicaid rebate calculation as of July 1, 2020, such that state Medicaid programs would receive 100% rebates on Acthar Gel Medicaid sales, based on then-current Acthar Gel pricing. The $260.0 million in payments consists of (i) a $15.0 million payment upon the 2020 Effective Date; (ii) a $15.0 million payment upon the first anniversary of the 2020 Effective Date; (iii) a $20.0 million payment upon each of the second and third anniversaries of the 2020 Effective Date; (iv) a $32.5 million payment upon each of the fourth and fifth anniversaries of the 2020 Effective Date; and (v) a $62.5 million payment upon the sixth and seventh anniversaries of the 2020 Effective Date. Also in connection with the Acthar Gel-Related Settlement, the Company entered into (a) separate settlement agreements with certain states, the Commonwealth of Puerto Rico, the District of Columbia and the above-noted relators, which further implement the Acthar Gel-Related Settlement, and (b) a five-year corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services ("HHS") in March 2022. As a result of these agreements, upon effectiveness of the Acthar Gel-Related Settlement in connection with the effectiveness of the 2020 Plan, the U.S. Government dropped its demand for approximately $640 million in retrospective Medicaid rebates for Acthar Gel and agreed to dismiss the FCA lawsuit in Boston and the EDPA FCA lawsuit. Similarly, state and territory Attorneys General also dropped related lawsuits. In turn, the Company dismissed its appeal of the U.S. District Court for the District of Columbia's adverse decision in the Medicaid lawsuit, which was filed in the U.S. Court of Appeals for the District of Columbia Circuit.
•Mallinckrodt entered into the Acthar Gel-Related Settlement with the DOJ and other governmental parties solely to move past these litigation matters and disputes and does not make any admission of liability or wrongdoing.
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
•As of December 29, 2023 (Successor), the Company has $236.1 million of remaining obligation with respect to the Acthar Gel-Related Litigation Settlement.
Satisfaction of Predecessor Term Loans and Repayment of Existing Revolver
On the 2020 Effective Date and pursuant to the 2020 Plan, the Issuers, each of which is a subsidiary of the Company, entered into a facility governing the First Lien Term Loans consisting of $1,392.9 million aggregate principal amount of 2017 replacement term loans ("2017 Replacement Term Loans") and $369.7 million aggregate principal amount of 2018 replacement term loans ("2018 Replacement Term Loans"). Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, lenders holding allowed claims in respect of the predecessor senior secured term loans due September 2024 ("2024 Term Loans") and predecessor senior secured term loans due February 2025 ("2025 Term Loans" and, together with the 2024 Term Loans, the "Predecessor Term Loans") incurred by the Issuers received their pro rata share of the 2017 Replacement Term Loans (in the case of the 2024 Term Loans) or the 2018 Replacement Term Loans (in the case of the 2025 Term Loans) and payment in cash of an exit fee equal to 1.00% of the remaining principal amount of Predecessor Term Loans held by such lenders in satisfaction thereof.

Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, lenders’ allowed claims in respect of the existing $900.0 million senior secured revolving credit facility ("Predecessor Revolver") incurred by the Issuers and certain of their respective subsidiaries were paid in full in cash.
Reinstatement of 2025 First Lien Notes
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, the Issuers’ existing 2025 First Lien Notes in an aggregate principal amount of $495.0 million and the note documents relating thereto were reinstated. In addition, pursuant to the terms of the indenture governing the 2025 First Lien Notes, the Issuers, Mallinckrodt plc and the subsidiary guarantors of the 2025 First Lien Notes entered into a supplemental indenture, dated as of the 2020 Effective Date, pursuant to which certain additional assets were added to the collateral securing the 2025 First Lien Notes and the guarantees thereof.
Satisfaction of 10.00% Second Lien Senior Secured Notes due 2025
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, lenders holding allowed claims in respect of the Issuers’ existing 10.00% second lien senior secured notes due 2025 ("Predecessor 2025 Second Lien Notes") in an aggregate principal amount of $322.9 million received their pro rata share of a like aggregate principal amount of new 10.00% second lien senior secured notes due 2025 ("2025 Second Lien Notes") in satisfaction thereof.
Discharge of Mallinckrodt's Guaranteed Unsecured Notes
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, holders of allowed claims in respect of the Issuers' 5.75% senior notes due 2022, the 5.625% senior notes due 2023 and the 5.50% senior notes due 2025 ("Predecessor Guaranteed Unsecured Notes") received their pro rata share of $375.0 million aggregate principal amount of new 10.00% second lien senior secured notes due 2029 ("2029 Second Lien Notes" and together with the 2025 Second Lien Notes, the "Second Lien Notes") and 100% of the new 13,170,932 ordinary shares issued on the 2020 Effective Date, subject to dilution by the Opioid Warrants described above and the management incentive plan. Otherwise, pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, all claims in respect of the Predecessor Guaranteed Unsecured Notes and the indentures governing them were settled, discharged, waived, released and extinguished in full.
Resolution of Other Remaining Claims
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, certain trade claims and other general unsecured claims, including the claims of holders of the predecessor 4.75% senior notes due April 2023, against the 2020 Debtors were deemed to have been settled, discharged, waived, released and extinguished in full, and Mallinckrodt ceased to have any liability or obligation with respect to such claims, which were then treated in accordance with the 2020 Plan and the 2020 Scheme of Arrangement, which provided for the holders of such claims to share in $135.0 million in cash, plus other potential consideration, including but not limited to 35.0% of the proceeds of the sale of the StrataGraft® (allogenic cultured keratinocytes and dermal fibroblasts in murine collagen - dsat) ("StrataGraft") Priority Review Voucher ("PRV") and $20.0 million payable upon the achievement of (1) U.S. Food and Drug Administration ("FDA") approval of Terlivaz® (terlipressin) ("Terlivaz") and (2) cumulative net sales of $100.0 million of Terlivaz.
On June 30, 2022, subsequent to the 2020 Effective Date, the Company completed the sale of its PRV for $100.0 million and received net proceeds of $65.0 million as the buyer remitted the remaining $35.0 million to the General Unsecured Claims Trustee pursuant to the terms of (i) the 2020 Plan, and (ii) that certain General Unsecured Claims Trust Agreement entered into in connection with the 2020 Plan.
New Warrant Agreement and Warrant Termination Agreement
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, Mallinckrodt entered into a warrant agreement and issued 3,290,675 Opioid Warrants to purchase ordinary shares to MNK Opioid Abatement Fund, LLC ("Initial Holder"), a wholly owned subsidiary of the Trust, a master disbursement trust established in accordance with the 2020 Plan. Each Opioid Warrant was initially exercisable for one ordinary share at an initial exercise price of $103.40 per ordinary share, subject to the cashless exercise provisions contained in the warrant agreement. The Opioid Warrants were exercisable from the date of issuance until the sixth anniversary of the 2020 Effective Date. The warrant agreement governing the Opioid Warrants contained customary anti-dilution adjustments in the event of any share dividends, share splits, distributions, issuance of additional shares or options, or certain other dilutive events.
On December 8, 2022, the Company, the Initial Holder and the Trust entered into an agreement to accelerate the expiration date of the Opioid Warrants and to terminate the warrant agreement in exchange for a payment by the Company of $4.0 million to the Initial Holder ("Warrant Termination Agreement"). At the closing of the transactions contemplated by the Warrant Termination Agreement, which also occurred on December 8, 2022, the Company and the warrant agent entered into an amendment to the warrant agreement that accelerated the expiration of the Opioid Warrants to such date. As a result of such expiration, the Opioid Warrants were cancelled and each of the warrant agreement and the registration rights agreement that were entered into on the 2020 Effective Date terminated in accordance with its terms.

Exit Financing
On the 2020 Effective Date, the Company issued $650.0 million aggregate principal amount of 2028 First Lien Notes and entered into a receivables financing facility based on a borrowing base with a maximum draw of up to $200.0 million.

Predecessor Chapter 11 Financing
The Company obtained an order of the Bankruptcy Court in the 2020 Chapter 11 Cases (in a form agreed with, among others, the agent under the predecessor senior secured credit facilities, lenders under the Predecessor Revolver and the Predecessor Term Loans and holders of the 2025 First Lien Notes and the Predecessor 2025 Second Lien Notes) permitting the use of cash collateral to finance the 2020 Chapter 11 Cases.
Such order required that the Company make cash adequate protection payments on the Predecessor Revolver and Predecessor Term Loans for, among other things, unpaid pre-petition and post-petition fees, unpaid pre-petition interest (at the specified contract rate) and post-petition interest (at a rate equal to (1) the adjusted London Interbank Offered Rate ("LIBOR"), plus (2) the contract-specified applicable margin, and plus (3) an incremental 200 basis points), quarterly amortization payments on the Predecessor Term Loans and reimbursement of certain costs. Such order further required that the Company make cash adequate protection payments on the 2025 First Lien Notes and the Predecessor 2025 Second Lien Notes for, among other things, unpaid pre-petition and post-petition interest (at the specified non-default interest rate) and reimbursement of certain costs. On April 13, 2021, the 2020 Debtors received Bankruptcy Court approval of their motion to amend the final cash collateral order as of March 22, 2021 to pay post-petition interest on the Predecessor Term Loans at a rate equal to (1) the adjusted LIBOR, plus (2) the contract-specified applicable margin, and plus (3) an incremental 250 basis points for its Predecessor Term Loans. The cash collateral order expired on June 16, 2022 (Predecessor).
Interest expense incurred and paid with respect to the incremental adequate protection payments of 200 basis points and 250 basis points on the Predecessor Revolver and the Predecessor Term Loans, respectively, were as follows:

	Predecessor
	Period from January 1, 2022 through June 16. 2022	Year Ended December 31, 2021
Interest expense incurred for adequate protection payments	$28.8	$63.1
Cash paid for adequate protection payments	28.8	66.7

Contractual interest
While the 2023 Chapter 11 Cases were pending, the Company was not accruing interest on the Second Lien Notes as of the 2023 Petition Date on a go-forward basis as the 2023 Debtors did not anticipate making interest payments due under the Second Lien Notes. The total aggregate amount of interest payments contractually due under the predecessor Second Lien Notes for the period from December 31, 2022 to November 14, 2023 (Predecessor), which the Company did not pay, was $48.5 million. The 2023 Debtors paid all interest payments in full as they came due under the predecessor First Lien Debt.
While the 2020 Chapter 11 Cases were pending, the Company was not accruing interest on its predecessor unsecured debt instruments as of the 2020 Petition Date on a go-forward basis as the 2020 Debtors did not anticipate making interest payments due under their respective predecessor unsecured debt instruments; however, the 2020 Debtors expected to pay all interest payments in full as they came due under their respective predecessor senior secured debt instruments. The total aggregate amount of interest payments contractually due under the Company's predecessor unsecured debt instruments, which the Company did not pay as the obligation was extinguished pursuant to the 2020 Plan, was $46.5 million and $93.0 million for the period January 1, 2022 through June 16, 2022 (Predecessor) and fiscal 2021 (Predecessor), respectively.

3.	Fresh-start Accounting
2023 Fresh-Start Accounting
The Company qualified for and adopted fresh-start accounting as of the 2023 Effective Date in accordance with ASC 852 as (i) the reorganization value of the assets of the Company immediately prior to the date of effectuation of the 2023 Plan was less than the post-petition liabilities and allowed claims and (ii) the holders of the voting shares of the Predecessor immediately before effectuation of the 2023 Plan received less than 50% of the voting shares of the Successor.

Reorganization Value
Reorganization value represents the fair value of the Successor's total assets and is intended to approximate the amount a willing buyer would pay for the assets immediately after restructuring. Upon the application of fresh-start accounting, the Company allocated the reorganization value to its identified tangible and intangible assets and liabilities based on their estimated fair values in accordance with ASC Topic 805 - Business Combinations. Deferred income tax amounts were determined in accordance with ASC Topic 740 - Income Taxes.
As set forth in the disclosure statement approved by the Bankruptcy Court, the enterprise value of the Successor was estimated to be between $2,700.0 million and $3,200.0 million, with a midpoint of $2,950.0 million, which was estimated with the assistance of third-party valuation advisors using various valuation methods, including (i) discounted cash flow analysis, a calculation of the present value of the future cash flows to be generated by the business based on its projection, and (ii) comparable public company analysis, a method to estimate the value of a company relative to other publicly traded companies with similar operation and financial characteristics. The estimated enterprise value per the disclosure statement included estimated equity value in a range between $1,110.0 million and $1,610.0 million, with a midpoint of $1,360.0 million.
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
The following table reconciles the enterprise value to the implied fair value of the Successor's equity as of the 2023 Effective Date:

Enterprise value	$2,950.0
Plus: Non-operating assets, net (1)	290.0
Less: Fair value of debt	(1,882.7)
Less: Fair value of Acthar Gel-Related Settlement and Terlivaz contingent value rights	(162.5)
Successor equity value	$1,194.8
(1)Represents non-operating assets and liabilities which were excluded from the enterprise value as put forth in the disclosure statement as there were no cash projections associated with these net assets.
Upon the application of fresh-start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor’s assets before considering liabilities.
The following table reconciles the Company's enterprise value to its reorganization value as of the 2023 Effective Date:

Enterprise value	$2,950.0
Plus: Non-operating assets, net	290.0
Plus: Current liabilities (excluding debt or debt-like items) (1)	404.8
Plus: Other non-current liabilities (excluding debt or debt-like items) (2)	172.1
Reorganization value of Successor assets	$3,816.9
(1)Excludes $7.6 million related to the current portion of the embedded derivative.
(2)Excludes $15.0 million and $7.5 million related to the Terlivaz CVR (as defined below) and the non-current portion of the embedded derivative, respectively.

Consolidated Balance Sheet
The four-column consolidated balance sheet as of the 2023 Effective Date included herein, applies effects of the 2023 Plan (reflected in the column "Reorganization Adjustments") and fresh-start accounting (reflected in the column "Fresh-Start Adjustments") to the carrying values and classifications of assets or liabilities. Upon adoption of fresh-start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the

Predecessor prior to the adoption of fresh-start accounting for periods ended on or prior to the 2023 Effective Date are not comparable to those of the Successor. The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions.
The four-column consolidated balance sheet as of November 14, 2023 is as follows:

	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
Assets
Current Assets:
Cash and cash equivalents	$314.1	$(127.3)	(a)	$—		$186.8
Accounts receivable, less allowance for doubtful accounts	467.7	—		—		467.7
Inventories	778.7	—		257.6	(o)	1,036.3
Prepaid expenses and other current assets	149.3	6.4	(b)	(0.7)	(p)	155.0
Total current assets	1,709.8	(120.9)		256.9		1,845.8
Property, plant and equipment, net	468.6	—		(150.2)	(q)	318.4
Intangible assets, net	2,258.3	—		(1,633.7)	(r)	624.6
Deferred income taxes	—	586.6	(c)	208.5	(s)	795.1
Other assets	222.9	(2.4)	(d)	12.5	(t)	233.0
Total Assets	$4,659.6	$463.3		$(1,306.0)		$3,816.9

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$378.7	$(370.0)	(e)	$—		$8.7
Accounts payable	93.2	(19.4)	(f)	—		73.8
Accrued payroll and payroll-related costs	81.6	—		—		81.6
Accrued interest	32.2	(31.5)	(g)	—		0.7
Income taxes payable	2.7	—		—		2.7
Accrued and other current liabilities	222.1	31.6	(h)	(0.1)	(u)	253.6
Acthar Gel-Related Settlement	—	21.4	(i)	—		21.4
Total current liabilities	810.5	(367.9)		(0.1)		442.5
Long-term debt	—	1,858.9	(e)	—		1,858.9
Pension and postretirement benefits	39.4	—		—		39.4
Environmental liabilities	34.6	—		—		34.6
Deferred income taxes	1.3	—		(1.3)	(v)	—
Other income tax liabilities	19.6	—		—		19.6
Other liabilities	65.9	7.5	(j)	27.6	(w)	101.0
Acthar Gel-Related Settlement	—	214.7	(i)	(88.6)	(x)	126.1
Liabilities subject to compromise	4,932.1	(4,932.1)	(k)	—		—
Total Liabilities	5,903.4	(3,218.9)		(62.4)		2,622.1
Shareholders' Equity:
Predecessor ordinary shares	0.1	(0.1)	(l)	—		—
Successor ordinary shares	—	0.2	(l)	—		0.2
Predecessor ordinary shares held in treasury	(0.1)	0.1	(l)	—		—
Predecessor additional paid-in capital	2,199.9	(2,199.9)	(l)	—		—
Successor additional paid-in capital	—	1,194.6	(l)	—		1,194.6
Predecessor accumulated other comprehensive income	10.4	0.7	(m)	(11.1)	(y)	—
Retained (deficit) earnings	(3,454.1)	4,686.6	(n)	(1,232.5)	(z)	—
Total Shareholders' Equity	(1,243.8)	3,682.2		(1,243.6)		1,194.8
Total Liabilities and Shareholders' Equity	$4,659.6	$463.3		$(1,306.0)		$3,816.9

Reorganization Adjustments
(a)The table below reflects the sources and uses of cash on the 2023 Effective Date:

Uses:
Payment of professional fees	$19.4
Payment to fund professional fees escrow (prepaid and other current assets restricted cash)	24.0
Payment of costs, fees and expenses related to exit-financing activities and accrued and unpaid interest on certain pre-emergence debt	33.3
Payment of cash sweep	50.6
Total Uses of Cash	$127.3
(b)Represents the transfer of funds to a restricted cash account for purposes of funding the $24.0 million professional fee reserve offset by the net write-off of $17.2 million and $0.4 million of prepaid expenses related to premiums for the Predecessor's directors' and officers' insurance policy and the Predecessor's directors' compensation, respectively.
(c)Reflects adjustments primarily consisting of the reduction in the valuation allowance on the Company's deferred tax assets, and the net increase on the Company’s deferred tax assets as a result of reorganization adjustments.
(d)Represents the write-off of $2.4 million of the non-current portion of premiums related to the Predecessor's directors' and officers' insurance policy.
(e)Impacts to long-term debt, net of current maturities, pursuant to the 2023 Plan, include the following:
•Conversion of all DIP Claims (i) under the DIP Credit Agreement of $280.0 million and (ii) related to the 2025 First Lien Notes, the 2028 First Lien Notes and the First Lien Term Loans into $871.4 million of Takeback Term Loans, and $778.6 million in aggregate principal amount of Takeback Notes;
•Elimination of the Second Lien Notes; and
•Capitalization of an additional $1.7 million of deferred financing fees associated with the receivables financing facility due December 2027.
All Predecessor debt was classified as liabilities subject to compromise ("LSTC") as of the 2023 Effective Date except for the DIP Credit Agreement and the receivables financing facility. The receivables financing facility, with an outstanding balance of $98.7 million, net of deferred financing fees, was reclassed to long-term debt as the maturity date was amended to December 2027 upon the effectuation of the 2023 Plan.
Reflects the fair value adjustments to the carrying value of debt instruments impacted by the 2023 Plan as determined by the Black-Derman-Toy model as follows:

First-Out Takeback Term Loans	$15.0
Second-Out Takeback Term Loans	46.3
Takeback Notes	59.3
Total fair value adjustment to debt instruments	$120.6
(f)Represents $19.4 million of professional fees paid to the Company’s restructuring advisors upon the Company's emergence from the 2023 Bankruptcy Proceedings.
(g)Represents payments of accrued interest on the Company's predecessor DIP Credit Agreement, the 2025 First Lien Notes, the 2028 First Lien Notes and the First Lien Term Loans, in accordance with the cash collateral order on the 2023 Effective Date.
(h)Represents the reserve for $24.0 million related to the professional fees coupled with the current portion of the embedded derivative of $7.6 million related to certain of the Company's debt obligations. Refer to Note 19 for further information on the valuation of the embedded derivative.
(i)Represents the reinstatement of the Acthar Gel-Related Settlement liability from LSTC.
(j)Represents the non-current portion of the debt-related embedded derivative of $7.5 million as further described in Notes 19.

(k)LSTC were settled as follows in accordance with the 2023 Plan (in millions):

Liabilities subject to compromise
Accrued interest	$158.8
Debt (1)	3,512.1
Acthar Gel-Related Settlement liability (1)	236.1
Opioid-Related Litigation Settlement liability (1)	1,025.0
Other non-current liabilities	0.1
Total liabilities subject to compromise	$4,932.1

To be reinstated on the 2023 Effective Date:
Acthar Gel-Related Settlement liability	$(236.1)
Other non-current liabilities	(0.1)
Total liabilities reinstated	$(236.2)

Consideration provided to settle amounts per the 2023 Plan
Issuance of Successor ordinary shares	$(1,169.7)
Issuance of Opioid CVRs	(25.1)
Issuance of Second-Out Takeback Term Loans and Second-Out Takeback Notes	(1,535.1)
Total consideration provided to settle amounts per the 2023 Plan	$(2,729.9)

Gain on settlement of liabilities subject to compromise	$1,966.0
(1)Excluded from the calculation of gain on settlement of LSTC is the accretion acceleration of $377.6 million, $145.0 million and $598.4 million on the Company's debt obligations, Acthar Gel-Related Settlement liability and Opioid-Related Litigation Settlement liability, respectively, to the estimated allowed claim amount. Also excluded is $18.5 million of deferred financing fee write-offs in order to reflect the carrying value of debt at its estimated allowed claim amount.
(l)Pursuant to the 2023 Plan, as of the 2023 Effective Date, all Predecessor preferred and ordinary shares were cancelled without any distribution. The following table reconciles reorganization adjustments made to Successor ordinary shares, Opioid CVRs and additional paid in capital:

Par value of 19,696,335 shares of Successor ordinary shares issued to holders of the Predecessor First Lien Notes and Second Lien Notes (par valued at $0.01 per share)	$0.2
Fair value of Opioid CVRs issued to the Trust (1)	25.1
Additional paid in capital - Successor ordinary shares	1,169.5
Successor equity	$1,194.8
(1)The fair value of the Opioid CVRs were estimated using a Black-Scholes model with the following assumptions: $60.28 implied share price of the Successor; exercise price per share of $99.36; expected volatility of 65.0%; risk free interest rate of 4.49%, continuously compounded; and a holding period of four years. The expected volatility assumption is based on the historical and implied volatility of the Company's peer group with similar business models.
(m)Represents adjustments primarily consisting of the reduction in the valuation allowance on the Company's accumulated other comprehensive income.
(n)Retained (deficit) earnings - The cumulative effect of the consummation of the 2023 Plan on the Predecessor's retained deficit is as follows:

Gain on settlement of LSTC	$1,966.0
Professional and exit fees	(24.0)
Release of prepaid insurance (1) and directors fees	(20.0)
Fair value of First-Out Takeback Term Loans and related embedded derivative	(21.2)
Income tax benefit on plan adjustments	585.9
Cancellation of Predecessor equity	2,199.9
Net impact on retained earnings	$4,686.6
(1)Write off of prepaid expenses related to premiums for the Predecessor's directors' and officers' insurance policy.

Fresh-Start Adjustments
(o)Reflects the fair value adjustment related to the Company's inventory. Both the bottom-up and top-down approach were used. The bottom-up approach considers the inventory value that had been created by the Company including the costs incurred, profit realized, and tangible and intangible assets used pre-2023 Effective Date. The top-down approach measures the incremental inventory value created by the market participant buyer as part of its selling effort to an end customer and considers the costs that will be incurred, the profit that will be realized, and the tangible and intangible assets that will be used post-2023 Effective Date.
(p)Reflects the reduction of prepaid income taxes due to remeasurement as a result of fresh-start accounting.
(q)Reflects the fair value adjustment related to the Company's property, plant and equipment. Both the market and cost approaches were utilized to fair value land and buildings. The cost approach was utilized to fair value capitalized software and machinery and equipment. Construction in process was reported at its cost. The results from all approaches were adjusted for the impact of economic obsolescence.
(r)Reflects the fair value adjustment related to the Company's intangible assets. The fair value of the completed technology intangible assets were determined using the income approach. The cash flows were discounted commensurate with the level of risk associated with each asset within its projected cash flows. The discount rates applied to the intangible assets consider the overall risk of the business, which reflects a level of risk commensurate with the Company having emerged from bankruptcy twice in the most recent two fiscal years. In addition, the intangible asset discount rates reflect differences in risk within each business segment, as well as the impact of certain tax attributes recorded on the balance sheet. The valuation used discount rates ranging from 13.5% through 52.5%, depending on the asset. See Note 12 for further information on intangible assets.
(s)Reflects the net increase on the Company's deferred tax assets as a result of fresh-start accounting, primarily driven by the fair value adjustment on the Company's intangible assets.
(t)The Company’s lease obligations were revalued using the incremental borrowing rate applicable to the Company upon emergence from the 2023 Bankruptcy Proceedings and commensurate with its new capital structure. The incremental borrowing rate used in the revaluation of the lease obligations decreased from 13.2% in the Predecessor period to 8.1% in the Successor period. The revaluation of lease obligations includes the adjustment for contract-based off-market intangibles for favorable or unfavorable terms to the right-of-use assets as well as the removal of right-of-use assets (and affiliated lease liabilities) associated with the Company’s leases with a remaining contract term of less than one year as of the 2023 Effective Date. The revaluation resulted in an increase in the right-of-use asset of $12.5 million.
(u)Reflects an adjustment of $0.1 million to decrease the Company's current lease liabilities as a result of the revaluation of the lease obligations as described in footnote (s) above.
(v)Reflects the reduction of the Company's deferred tax liabilities as a result of fresh-start accounting.
(w)Reflects the (i) fair value adjustment to the contingent value rights associated with Terlivaz ("Terlivaz CVR") utilizing a net present value of a probability-weighted assessment estimated using a Monte Carlo simulation. The Company determined the fair value adjustment to be $14.9 million; and (ii) an increase to the Company's non-current lease liabilities of $12.7 million as described in footnote (s) above.
(x)Reflects the fair value adjustment to the Acthar Gel-Related Settlement liability utilizing a discounted cash flow model with an average credit-adjusted discount rate of 13.3%.
(y)Reflects the fair value adjustment to eliminate the accumulated other comprehensive income of $10.0 million related to pension benefits and $5.7 million of cash flow hedges, partially offset by the elimination $2.1 million of currency translation adjustment and $2.5 million of income tax effects, which resulted in income tax benefit of zero.
(z)The cumulative effect of the fresh-start accounting on the Successor's retained deficit is as follows:

Fresh-start adjustment:
Inventories	$257.6
Property, plant and equipment	(150.2)
Intangible assets	(1,633.7)
Acthar Gel-Related Settlement	88.6
Other assets and liabilities	(15.0)
Total fresh-start adjustments impacting reorganization items, net	(1,452.7)
Fresh-start adjustments to accumulated other comprehensive income, net of zero tax benefit	11.1
Total fresh-start adjustments recorded to income tax benefit	209.1
Net fresh-start impact to accumulated deficit	$(1,232.5)

2020 Fresh-Start Accounting
The Company qualified for and adopted fresh-start accounting as of the 2020 Effective Date in accordance with ASC 852 as (i) the reorganization value of the assets of the Company immediately prior to the 2020 Effective Date was less than the post-petition liabilities and allowed claims and (ii) the holders of the voting shares of the Company immediately before the 2020 Effective Date received less than 50% of the voting shares of the Company after the 2020 Effective Date.

Reorganization Value
Reorganization value represents the fair value of the Company's total assets immediately after the 2020 Effective Date and is intended to approximate the amount a willing buyer would pay for the assets immediately after restructuring. Upon the application of fresh-start accounting, the Company allocated the reorganization value to its identified tangible and intangible assets and liabilities based on their estimated fair values in accordance with ASC Topic 805 - Business Combinations. Deferred income tax amounts were determined in accordance with ASC Topic 740 - Income Taxes.
As set forth in the disclosure statement approved by the Bankruptcy Court, the enterprise value of the Company immediately after the 2020 Effective Date was estimated to be between $5,200.0 million and $5,700.0 million, with a midpoint of $5,450.0 million, which was estimated with the assistance of third-party valuation advisors using various valuation methods, including (i) discounted cash flow analysis, a calculation of the present value of the future cash flows to be generated by the business based on its projection, and (ii) comparable public company analysis, a method to estimate the value of a company relative to other publicly traded companies with similar operation and financial characteristics. The estimated enterprise value per the disclosure statement included estimated equity value in a range between $563.0 million and $1,063.0 million, with a midpoint of $813.0 million. Subsequent to the filing of the disclosure statement, the Company made revisions to certain of the cash flow projections due to declines in projected operating performance. Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected cash flow projections, the Company concluded the enterprise value, or fair value, was $5,223.0 million.
The basis of the discounted cash flow analysis used in developing the enterprise value was based on Company prepared projections that included a variety of estimates and assumptions. While the Company considered such estimates and assumptions reasonable, they were inherently subject to significant business, economic and competitive uncertainties, many of which were beyond the Company’s control and, therefore, may not have been realized. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s enterprise value.
The following table reconciles the enterprise value to the implied fair value of the Company's equity as of the 2020 Effective Date:

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
Upon the application of fresh-start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Company’s assets before considering liabilities.
The following table reconciles the Company's enterprise value to its reorganization value as of the 2020 Effective Date:

Adjusted enterprise value	$5,420.0
Plus: Cash and cash equivalents	297.9
Plus: Non-operating assets, net	178.7
Plus: Current liabilities (excluding debt or debt-like items)	522.5
Plus: Other non-current liabilities (excluding debt or debt-like items)	183.2
Reorganization value of assets	$6,602.3

Consolidated Balance Sheet
The four-column consolidated balance sheet as of the 2020 Effective Date included herein, applies effects of the 2020 Plan (reflected in the column "Reorganization Adjustments") and fresh-start accounting (reflected in the column "Fresh-Start Adjustments") to the carrying values and classifications of assets or liabilities. Upon adoption of fresh-start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of fresh-start accounting for periods ended on or prior to the 2020 Effective Date are not comparable to those of the Company after the 2020 Effective Date. The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions.

The four-column consolidated balance sheet as of June 16, 2022 was as follows:

	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor (1)
Assets
Current Assets:
Cash and cash equivalents	$1,392.6	$(1,094.7)	(a)	$—		$297.9
Accounts receivable, less allowance for doubtful accounts	387.4	—		—		387.4
Inventories	375.2	—		851.8	(q)	1,227.0
Prepaid expenses and other current assets	322.6	75.3	(b)	(58.3)	(r)	339.6
Current asset held for sale	—	—		100.0	(j)	100.0
Total current assets	2,477.8	(1,019.4)		893.5		2,351.9
Property, plant and equipment, net	748.6	—		(299.2)	(s)	449.4
Intangible assets, net	5,166.6	—		(2,014.4)	(t)	3,152.2
Deferred income taxes	—	—		453.4	(l)	453.4
Other assets	222.8	(3.9)	(c)	(23.5)	(u)	195.4
Total Assets	$8,615.8	$(1,023.3)		$(990.2)		$6,602.3

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1,389.9	$(1,355.2)	(d)	$—		$34.7
Accounts payable	156.4	(53.8)	(e)	—		102.6
Accrued payroll and payroll-related costs	71.4	—		—		71.4
Accrued interest	20.8	(13.0)	(f)	—		7.8
Acthar Gel-Related Settlement	—	16.5	(g)	—		16.5
Opioid-Related Litigation Settlement	—	200.0	(h)	—		200.0
Accrued and other current liabilities	296.1	50.8	(i)	(6.1)	(v)	340.8
Current liability held for sale	—	35.0	(j)	—		35.0
Total current liabilities	1,934.6	(1,119.7)		(6.1)		808.8
Long-term debt	—	3,050.9	(d)	(18.4)	(w)	3,032.5
Acthar Gel-Related Settlement	—	63.2	(g)	—		63.2
Opioid-Related Litigation Settlement liability	—	304.3	(h)	—		304.3
Pension and postretirement benefits	27.6	27.2	(k)	—		54.8
Environmental liabilities	37.1	—		—		37.1
Deferred income taxes	20.4	102.7	(l)	(121.7)	(l)	1.4
Other income tax liabilities	75.9	—		(61.9)	(x)	14.0
Other liabilities	68.6	23.6	(m)	(9.6)	(v)	82.6
Liabilities subject to compromise	6,402.7	(6,402.7)	(n)	—		—
Total Liabilities	8,566.9	(3,950.5)		(217.7)		4,398.7
Shareholders' Equity:
Predecessor preferred shares	—	—		—		—
Predecessor ordinary A shares	—	—		—		—
Predecessor ordinary shares	18.9	(18.9)	(o)	—		—
Successor ordinary shares	—	0.1	(o)	—		0.1
Predecessor ordinary shares held in treasury	(1,616.1)	1,616.1	(o)	—		—
Predecessor additional paid-in capital	5,599.5	(5,599.5)	(o)	—		—
Successor additional paid-in capital	—	2,203.5	(o)	—		2,203.5
Predecessor accumulated other comprehensive loss	(9.9)	—		9.9	(y)	—
Retained (deficit) earnings	(3,943.5)	4,725.9	(p)	(782.4)	(z)	—
Total Shareholders' Equity	48.9	2,927.2		(772.5)		2,203.6
Total Liabilities and Shareholders' Equity	$8,615.8	$(1,023.3)		$(990.2)		$6,602.3
(1)The term Successor was used to illustrate the four column consolidated balance sheet as of the 2020 Effective Date. Upon adoption of fresh-start accounting on the 2023 Effective Date, all balances in this four-column consolidated balance sheet became Predecessor period balances.

Reorganization Adjustments
(a)The table below reflects the sources and uses of cash on the 2020 Effective Date:

Sources:
Proceeds from the 2028 First Lien Notes	$637.0
Total Sources	637.0
Uses:
Payment of Predecessor revolving credit facility	(900.0)
Upfront payment of the Opioid-Related Litigation Settlement	(447.4)
Upfront payment of the Acthar Gel-Related Settlement, inclusive of settlement interest	(17.8)
Payment of secured, administrative, priority and trade claims	(26.2)
Payment of professional fees	(43.5)
Payment to fund professional fees escrow (prepaid and other current assets restricted cash)	(89.0)
Payment of general unsecured claims	(135.0)
Payment of noteholder consent fees	(19.3)
Payment of costs, fees and expenses related to exit-financing activities, an exit fee associated with predecessor senior secured loans and accrued and unpaid interest on certain pre-emergence debt	(53.5)
Total Uses	(1,731.7)
Net Uses of Cash	$(1,094.7)
(b)Represents the transfer of funds to a restricted cash account for purposes of funding the $89.0 million professional fee reserve offset by the release of a $10.9 million prepaid success fee as a result of emergence from the 2020 Bankruptcy Proceedings and the write off of prepaid expenses related to premiums for the predecessor's directors' and officers' insurance policy in existence prior to the 2020 Effective Date.
(c)Debt issuance costs of $2.6 million related to entering into a receivables financing facility. These costs were capitalized as other non-current assets as the facility was undrawn as of June 16, 2022. Refer to Note 13 for further information on the receivables financing facility. Also reflects a write-off of $6.5 million of prepaid expenses related to premiums for the predecessor's directors' and officers' insurance policy in existence prior to the 2020 Effective Date.
(d)Impacts to long-term debt, net of current maturities, pursuant to the 2020 Plan, include the following:
•Repayment of the $900.0 million Predecessor Revolver;
•Issuance of the 2017 and 2018 Replacement Term Loans of $1,392.9 million and $369.7 million, respectively, of which $34.7 million was current;
•Issuance of the 2025 Second Lien Notes of $322.9 million;
•Issuance of the 2029 Second Lien Notes of $375.0 million;
•Reinstatement of the 2025 First Lien Notes of $495.0 million principal, net of $5.1 million deferred financing fees; and
•Issuance of $650.0 million 2028 First Lien Notes, net of a $13.0 million original issuance discount and $9.7 million of deferred debt issuance costs.
Fair value adjustments to the carrying value of debt instruments impacted by the 2020 Plan as determined by the Black-Derman-Toy model as follows:

2017 Replacement Term Loans	$(169.4)
2018 Replacement Term Loans	(42.2)
2025 Second Lien Notes	(95.7)
2029 Second Lien Notes	(184.8)
Total fair value adjustment to debt instruments	$(492.1)
Debt for certain of these instruments described above in existence prior to the 2020 Effective Date were classified in LSTC as of the 2020 Effective Date.
(e)Represents $43.5 million of professional fees paid to the Company’s restructuring advisors upon the Company's emergence from the 2020 Bankruptcy Proceedings and $25.2 million of secured, administrative and priority payments, partially offset by $14.6 million of professional advisor success fees incurred on the 2020 Effective Date plus reinstatement of LSTC.
(f)Represents payments of accrued interest on the Company's Predecessor Revolver, Predecessor Term Loans and Predecessor 2025 Second Lien Notes in accordance with the cash collateral order on the 2020 Effective Date.

(g)Pursuant to the 2020 Plan, the Company agreed to pay $260.0 million to the DOJ and other parties over seven years to settle the Acthar Gel-related matters. The Company reduced its estimated allowed claim amount related to these matters to the settlement amount of $260.0 million and reclassified it from LSTC to other non-current liabilities. On the 2020 Effective Date, the Company made an upfront payment of $17.8 million, inclusive of settlement interest. The remaining deferred cash payments of $245.0 million and related settlement interest were recorded at fair value utilizing a discounted cash flow model with an average credit-adjusted discount rate of 27.8%. The fair value of the liability was $16.5 million and $63.2 million, respectively, reflected within current and other non-current liabilities in the above table.
(h)Pursuant to the 2020 Plan, the Company agreed to pay $1,725.0 million into certain trusts to resolve all opioid claims, and made an upfront payment of $447.4 million on the 2020 Effective Date. The remaining Opioid Deferred Cash Payments of $1,275.0 million were recorded at fair value utilizing the Black-Derman-Toy model, which incorporates the option to prepay as well as other inputs such as an average credit-adjusted discount rate of 27.8%. The fair value of the liability was $200.0 million and $304.3 million, respectively, reflected within current and other non-current liabilities in the above table.
(i)The following table reconciles reorganization adjustments to accrued and other current liabilities:

Severance - Exiting Chief Executive Officer ("CEO")	$5.7
Reinstatement of various successor obligations from LSTC	15.4
Success fees for professionals incurred on 2020 Effective Date	29.7
$50.8
(j)As part of fresh-start accounting, the Company recorded a $100.0 million intangible asset in relation to the Company's PRV that was awarded under an FDA program intended to encourage the development of certain product applications for therapies used to treat or prevent material threat medical countermeasures. It also recorded a $35.0 million liability related to the proceeds from a sale of the PRV, which was due to the general unsecured claims trustee pursuant to the terms of the 2020 Plan and the general unsecured claims trust agreement entered into with the 2020 Plan. As of the 2020 Effective Date, this asset and liability were classified as held-for-sale. Refer to Note 12 for further information on the subsequent sale of the PRV.
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
(m)Reflects the reinstatement of the Company's $16.8 million asbestos-related defense costs from LSTC to other liabilities and establishment of the Terlivaz CVR in accordance with the 2020 Plan and the 2020 Scheme of Arrangement. The Terlivaz CVR is based upon the achievement of a cumulative net sales milestone. The Company will assess the likelihood of and timing of making such payment at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment estimated using a Monte Carlo simulation. The Company determined the fair value of the Terlivaz CVR to be $6.8 million as of the 2020 Effective Date.

(n)LSTC were settled as follows in accordance with the 2020 Plan (in millions):

Liabilities subject to compromise
Accounts payable	$17.7
Accrued interest	35.2
Debt	3,746.2
Environmental liabilities	67.2
Acthar Gel-Related Settlement liability	630.0
Opioid-Related Litigation Settlement liability	1,722.4
Other current and non-current liabilities	151.6
Pension and postretirement benefits	32.4
Total liabilities subject to compromise	$6,402.7

Reinstated on the 2020 Effective Date:
Accounts payable	$(0.1)
Other current and non-current liabilities	(27.3)
Pension and postretirement benefits	(32.4)
Total liabilities reinstated	$(59.8)

Consideration provided to settle amounts per the 2020 Plan
Issuance of successor common stock	$(2,189.7)
Issuance of Opioid Warrants	(13.9)
Issuance of First Lien Term Loans and 2025 Second Lien Notes	(1,778.3)
Acthar Gel-Related Settlement liability	(79.7)
Opioid-Related Litigation Settlement liability	(504.3)
Issuance of 2029 Second Lien Notes to holders of the Guaranteed Unsecured Notes	(190.2)
Contingent liabilities for proceeds of sale of StrataGraft PRV and Terlivaz CVR	(41.8)
Cash payment	(601.3)
Total consideration provided to settle amounts per the 2020 Plan	$(5,399.2)

Gain on settlement of liabilities subject to compromise	$943.7
(o)Pursuant to the 2020 Plan, as of the 2020 Effective Date, all of the Company's preferred and ordinary shares in existence prior to the 2020 Effective Date were cancelled without any distribution. The following table reconciles reorganization adjustments made to the Company's common stock, Opioid Warrants and additional paid in capital:

Par value of 13,170,932 shares of Common Stock issued to former holders of the Guaranteed Unsecured Notes (par valued at $0.01 dollars per share)	$0.1
Fair value of Opioid Warrants issued to holders of the Guaranteed Unsecured Notes (1)	13.9
Additional paid in capital - Common Stock	2,189.6
Equity	$2,203.6
(1)The fair value of the Opioid Warrants was estimated using a Black-Scholes model with the following assumptions: $18.50 stock price of the Company; exercise price per share of $103.40; expected volatility of 62.28%; risk free interest rate of 3.34%, continuously compounded; and a holding period of six years. The expected volatility assumption is based on the historical and implied volatility of the Company's peer group with similar business models.
(p)Retained deficit - The cumulative effect of the consummation of the 2020 Plan on the Company's retained deficit was as follows:

Gain on settlement of LSTC	$943.7
Professional, success and exit fees	(91.6)
Release of prepaid success fee	(10.9)
Release of prepaid insurance (1)	(9.2)
Accrual of severance for former CEO	(5.7)
Income tax expense on plan adjustments	(102.7)
Cancellation of predecessor equity	4,002.3
Net impact on retained deficit	$4,725.9
(1) Write off of prepaid expenses related to premiums for the predecessor's directors' and officers' insurance policy in existence prior to the 2020 Effective Date.

Fresh-Start Adjustments
(q)Reflects the fair value adjustment related to the Company's inventory. Both the bottom-up and top-down approach were used. The bottom-up approach considers the inventory value that had been created by the Company including the costs incurred, profit realized, and tangible and intangible assets used pre-2020 Effective Date. The top-down approach measures the incremental inventory value created by the market participant buyer as part of its selling effort to an end customer and considers the costs that will be incurred, the profit that will be realized, and the tangible and intangible assets that will be used post-2020 Effective Date.
(r)Reflects the reduction of $54.0 million in prepaid income taxes due to remeasurement as a result of fresh-start accounting. Also reflects a write-off of $4.3 million of asbestos indemnification receivable affiliated with asbestos-related defense costs.
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
(u)Reflects the write-off of (i) $16.0 million of asbestos indemnification receivable affiliated with asbestos-related defense costs; (ii) $3.9 million of spare parts that did not meet the Company's capitalization threshold; and (iii) $1.1 million of third party debt issuance costs. Also reflects a decrease of $0.9 million to income tax receivables associated with a change in uncertain tax positions as a result of fresh-start accounting.
In addition, the Company’s lease obligations were revalued using the incremental borrowing rate applicable to the Company upon emergence from the 2020 Bankruptcy Proceedings and commensurate with its new capital structure. The incremental borrowing rate used in the revaluation of the lease obligations increased from 8.85% in the period prior to the 2020 Effective Date to 11.83% in the period after the 2020 Effective Date. The revaluation of lease obligations includes the adjustment for contract-based off-market intangibles for favorable or unfavorable terms to the right-of-use assets as well as the removal of right-of-use assets (and affiliated lease liabilities) associated with the Company’s leases with a remaining contract term of less than one year as of the 2020 Effective Date. The revaluation resulted in a reduction in the right-of-use asset of $1.6 million.
(v)Reflects the write-off of (i) $6.1 million and $16.7 million of current and non-current asbestos-related defense costs, respectively; and (ii) an adjustment of $6.9 million to increase the Company's total lease liabilities as a result of the revaluation of the lease obligations as described in footnote (t) above.
(w)Reflects the write-off of $5.1 million of unamortized debt issuance costs and a $23.5 million fair value adjustment to debt principal as determined by the Black-Derman-Toy model related to the reinstated 2025 First Lien Notes.
(x)Reflects the reduction of liabilities for unrecognized tax benefits that are no longer required upon emergence from the 2020 Bankruptcy Proceedings.
(y)Reflects the fair value adjustment to eliminate the accumulated other comprehensive income of $8.1 million related to pension benefits and $2.1 million of currency translation adjustment, partially offset by the elimination of $0.3 million of income tax effects, which resulted in income tax benefit of $0.3 million.

(z)The cumulative effect of the fresh-start accounting on the predecessor's retained deficit as of the 2020 Effective Date was as follows:

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

Reorganization items, net
Reorganization items, net, include amounts incurred after a petition date but prior to emergence from bankruptcy as a direct result of the 2020 Chapter 11 Cases or the 2023 Chapter 11 Cases, as applicable, as well as gains and losses associated with emergence from the 2020 Chapter 11 Cases or the 2023 Chapter 11 Cases, as applicable. These amounts include gains and losses associated with the reorganization, primarily the loss on fresh-start adjustments, gain on settlement of LSTC, bankruptcy-related professional fees, debt financing fees, write-off of debt issuance costs and related unamortized premiums and discounts and other items.
The period from November 15, 2023 through December 29, 2023 (Successor) included professional fees associated with the implementation of the 2023 Plan incurred after the 2023 Effective Date that are directly related to the restructuring and reorganization of the Company. The period from December 31, 2022 through November 14, 2023 (Predecessor) primarily included a gain on the settlement of LSTC of $1,966.0 million partially offset by a loss of $1,452.7 million on fresh-start adjustment and $1,139.5 million of adjustments of claims to their estimated allowed claim amount as a result of the emergence from the 2023 Bankruptcy Proceedings.
The period from June 17, 2022 through December 30, 2022 (Predecessor) included professional fees associated with the implementation of the 2020 Plan incurred after the 2020 Effective Date that are directly related to the restructuring and reorganization of the Company. The period from January 1, 2022 through June 16, 2022 (Predecessor) included a loss on fresh-start adjustments of $1,354.6 million partially offset by a gain on settlement of LSTC of $943.7 million as a result of the emergence from the 2020 Bankruptcy Proceedings. Fiscal year 2021 included professional fees related to the 2020 Bankruptcy Proceedings.
Cash paid for reorganization items, net for the period from November 15, 2023 through December 29, 2023 (Successor), December 31, 2022 through November 14, 2023 (Predecessor), June 17, 2022 through December 30, 2022 (Predecessor), January 1, 2022 through June 16, 2022 (Predecessor) and fiscal 2021 (Predecessor) were $0.8 million, $22.6 million, $18.4 million, $304.1 million, and $333.1 million, respectively.

Reorganization items, net, were comprised of the following:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Gain on settlements of LSTC	$—	$(1,966.0)	$—	$(943.7)	$—
Loss on fresh-start adjustments	—	1,452.7	—	1,354.6	—
Adjustments of other claims	—	1,139.5	—	5.4	(0.5)
Professional and other service provider fees	4.0	61.7	23.2	161.1	405.6
Success fees for professional service providers	—	—	—	44.3	—
Debt financing	—	154.6	—	—	—
Debt valuation adjustments	—	21.2	—	—	23.1
Write off of prepaid premium for directors and officers' insurance policies, net, and directors fees	—	20.0	—	9.2	—
Acceleration of the vesting of Predecessor equity awards upon the 2023 Effective Date	—	9.0	—	—	—
Total reorganization items, net	$4.0	$892.7	$23.2	$630.9	$428.2

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
Shipping and Handling Costs
Shipping costs, which are costs incurred to physically move product from the Company's premises to the customer's premises, are classified as SG&A. Handling costs, which are costs incurred to store, move and prepare product for shipment, are classified as cost of sales. Shipping costs included in SG&A expenses in continuing operations were as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Shipping costs	$3.5	$22.3	$13.9	$12.8	$23.6

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

Intangible Assets
Intangible assets acquired in a business combination are recorded at fair value, while intangible assets acquired in other transactions are recorded at cost. Intangible assets with finite useful lives are amortized according to the pattern in which the economic benefit of the asset is used up over their estimated useful lives, as shown below. The estimated useful lives of the Company's intangible assets as of December 29, 2023 (Successor) were the following:

Completed technology	1	to	20 years
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

Contingencies
The Company is subject to various legal proceedings and claims, including government investigations, environmental matters, product liability matters, patent infringement claims, antitrust matters, securities class action lawsuits, personal injury claims, employment disputes, contractual and other commercial disputes, and all other legal proceedings, all in the ordinary course of business as further discussed in Note 18. The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company discounts environmental liabilities using a risk-free rate of return when the obligation is fixed or reasonably determinable. The impact of the discount in the consolidated balance sheets was not material in any period presented. Legal fees, other than those pertaining to environmental matters, are expensed as incurred. Insurance recoveries related to potential claims are recognized up to the amount of the recorded liability when coverage is confirmed and the estimated recoveries are probable of payment. Assets and liabilities are not netted for financial statement presentation.

Derivatives and hedging
The Company evaluated the terms and features of its First-Out Takeback Term Loans, Second-Out Takeback Term Loans and Takeback Notes and identified an embedded feature that, in certain scenarios, could materially modify the cash flows of the respective debt instruments.

The Company evaluated the embedded feature and determined that it was not clearly and closely related to the underlying debt instruments and did not qualify for any scope exceptions set forth in the accounting standards. Accordingly, this embedded feature is required to be bifurcated from its host instruments and accounted for separately as an embedded derivative liability. As a result, the Company recorded the fair value of the embedded derivatives as of the issuance date as a liability on its consolidated balance sheet.
The embedded derivative will be adjusted to fair value each reported period with changes in fair value subsequent to the issuance date recognized within other income (expense) in the consolidated statements of operations. The fair value of the embedded derivative is reflected within current liabilities in the consolidated balance sheet as of December 29, 2023.
The fair value of the derivative is determined using the with-and-without model which compares the estimated fair value of the underlying debt instruments with the embedded feature to the estimated fair value of the underlying debt instruments without the embedded feature, with the difference representing the estimated fair value of the embedded derivative feature. The with-and-without model includes significant unobservable estimates, including an estimation of the Company’s probability of an asset sale. Management estimates the probability of the asset sale based on its assessment of entity specific factors and the status of on-going transaction negotiations, if any. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the embedded derivatives. For further details, refer to Note 19.

Liabilities Subject to Compromise
As a result of the commencement of the 2023 and 2020 Bankruptcy Proceedings, the payment of pre-petition liabilities was subject to compromise or other treatment pursuant to the 2023 and 2020 Plans. The determination of how liabilities would ultimately be settled or treated could not be made until the confirmed 2023 and 2020 Plans became effective. Accordingly, the ultimate amount of such liabilities was not determinable prior to the respective 2023 and 2020 Effective Dates. Pre-petition liabilities that were subject to compromise were reported at the amounts that were expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts classified as LSTC prior to the 2023 and 2020 Effective Dates were preliminary and were subject to future adjustments dependent upon Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events.

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
The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across the Company's global operations. The Company adjusts these liabilities and contra-DTAs as a result of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from current estimates of the tax liabilities. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when it is determined that the liabilities are no longer necessary. Refer to Note 7 for further information regarding the classification of such amounts in the consolidated balance sheets.

New Accounting Pronouncements
Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for fiscal year ending December 27, 2024 and interim periods within fiscal year ending December 26, 2025. The Company is currently assessing the impact of this guidance on its disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures. This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for fiscal year ending December 25, 2025 and interim periods within fiscal year ending December 26, 2026. The Company is currently assessing the impact of this guidance on its disclosures.
No other new accounting pronouncement issued or effective during the fiscal year has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

5.	Revenue from Contracts with Customers
Product Sales Revenue
 See Note 20 for presentation of the Company's net sales by product family.
Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks (1)	Product Returns	Other Sales Deductions	Total
Balance as of December 25, 2020 (Predecessor)	196.5	26.6	12.3	235.4
Provisions	2,087.1	23.7	55.2	2,166.0
Payments or credits	(2,041.8)	(28.8)	(58.0)	(2,128.6)
Balance as of December 31, 2021 (Predecessor)	241.8	21.5	9.5	272.8
Provisions	693.4	5.2	17.1	715.7
Payments or credits	(684.6)	(8.1)	(18.9)	(711.6)
Balance as of June 16, 2022 (Predecessor)	$250.6	$18.6	$7.7	$276.9

Balance as of June 17, 2022 (Predecessor)	$250.6	$18.6	$7.7	$276.9
Provisions	804.4	7.0	36.7	848.1
Payments or credits	(789.7)	(9.6)	(31.7)	(831.0)
Balance as of December 30, 2022 (Predecessor)	$265.3	$16.0	$12.7	$294.0
Provisions	1,368.8	9.9	43.3	1,422.0
Payments or credits	(1,410.1)	(13.1)	(42.3)	(1,465.5)
Balance as of November 14, 2023 (Predecessor)	$224.0	$12.8	$13.7	$250.5

Balance as of November 15, 2023 (Successor)	$224.0	$12.8	$13.7	$250.5
Provisions	173.0	3.0	6.9	182.9
Payments or credits	(195.4)	(1.3)	(9.3)	(206.0)
Balance as of December 29, 2023 (Successor)	$201.6	$14.5	$11.3	$227.4
(1)Includes $59.0 million and $89.3 million of accrued Medicaid and $35.1 million and $55.3 million of accrued rebates as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively, included within accrued and other current liabilities in the consolidated balance sheets.

Product sales transferred to customers at a point in time and over time were as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Product sales transferred at a point in time	85.3%	83.2%	83.0%	80.8%	79.4%
Product sales transferred over time	14.7	16.8	17.0	19.2	20.6

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 29, 2023 (Successor):

Fiscal 2024 (1)	$41.6
Fiscal 2025 (1)	23.7
Thereafter	4.2
(1)Certain estimated revenue included in the above table may not be recognized as a result of the Company's plan to cease commercialization of the StrataGraft product as further described in Note 22.

Costs to fulfill a contract
As of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations and reflected in property, plant and equipment, net, on the consolidated balance sheets was $0.6 million and $10.3 million, respectively. The associated depreciation expense recognized during the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), the period January 1, 2022 through June 16, 2022 (Predecessor), and fiscal 2021 (Predecessor) was zero, $1.9 million, $1.0 million, $2.9 million, and $6.1 million, respectively.

Product Royalty Revenues
The Company licensed certain rights to Amitiza to third parties in exchange for royalties on net sales of the product. Prior to 2023, the Company received a double-digit royalty based on a percentage of the gross profits of the licensed products sold during the term of the agreements. The Company recognized such royalty revenue as the related sales occurred. The associated royalty revenue recognized was as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Royalty revenue	$0.1	$4.3	$36.2	$34.9	$102.4

6.	Restructuring and Related Charges
During fiscal 2021 (Predecessor) and fiscal 2018 (Predecessor), the Company launched restructuring programs designed to improve its cost structure, neither of which has a specified time period. Charges of $50.0 million to $100.0 million were provided for under the 2021 program and $100.0 million to $125.0 million were provided for under the 2018 program. The 2021 program will commence upon substantial completion of the 2018 program, and has not commenced as of December 29, 2023 (Successor). In addition to the aforementioned restructuring programs, the Company has taken restructuring actions to generate synergies from its acquisitions.

Net restructuring and related charges by segment were as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Specialty Brands	$—	$—	$—	$—	$0.1
Specialty Generics	—	—	0.8	3.5	4.9
Corporate	—	1.7	11.3	6.1	24.0
Restructuring and related charges, net	—	1.7	12.1	9.6	29.0
Less: accelerated depreciation	—	(0.8)	(1.0)	—	(2.1)
Restructuring charges, net	$—	$0.9	$11.1	$9.6	$26.9

Net restructuring and related charges by program from continuing operations were comprised of the following:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
2018 Program	$—	$1.7	$12.1	$9.6	$29.0
Less: non-cash charges, including accelerated depreciation	—	(0.8)	(2.2)	(3.6)	(6.3)
Total charges expected to be settled in cash	$—	$0.9	$9.9	$6.0	$22.7

The following table summarizes cash activity for restructuring reserves, substantially all of which related to contract termination costs, employee severance and benefits and exiting of certain facilities:

2018 Program
Balance as of December 25, 2020 (Predecessor)	$1.0
Charges from continuing operations	23.7
Changes in estimate from continuing operations	(1.0)
Cash payments	(12.8)
Balance as of December 31, 2021 (Predecessor)	10.9
Charges from continuing operations	7.1
Changes in estimate from continuing operations	(1.1)
Cash payments	(15.9)
Balance as of June 16, 2022 (Predecessor)	$1.0

Balance as of June 17, 2022 (Predecessor)	$1.0
Charges from continuing operations	12.7
Changes in estimate from continuing operations	(2.8)
Cash payments	(6.3)
Balance as of December 30, 2022 (Predecessor)	4.6
Charges from continuing operations	1.3
Changes in estimate from continuing operations	(0.4)
Cash payments	(5.4)
Balance as of November 14, 2023 (Predecessor)	$0.1

Balance as of November 15, 2023 (Successor) and December 29, 2023 (Successor)	$0.1

As of December 29, 2023 (Successor), net restructuring and related charges incurred cumulative to date for the 2018 Program were as follows:

Specialty Brands	$3.1
Specialty Generics	19.3
Corporate	96.9
$119.3
All of the restructuring reserves were included in accrued and other current liabilities on the Company's consolidated balance sheets. Amounts paid in the future may differ from the amount currently recorded.

7.	Income Taxes
The domestic and international components (1) of loss from continuing operations before income taxes were as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Domestic	$(46.1)	$(3,628.8)	$(359.4)	$(2,883.3)	$(512.2)
International	(0.1)	1,719.7	(290.9)	2,072.0	(317.6)
Total	$(46.2)	$(1,909.1)	$(650.3)	$(811.3)	$(829.8)
(1) Domestic reflects Ireland.
Significant components (1) of income taxes related to continuing operations were as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Current:
Domestic	$(0.8)	$36.6	$(32.8)	$33.7	$(33.7)
International	(0.6)	4.7	5.7	(57.6)	(12.7)
Current income tax (benefit) provision	(1.4)	41.3	(27.1)	(23.9)	(46.4)
Deferred:
Domestic	(6.1)	(300.6)	(44.6)	(82.3)	(59.5)
International	(0.5)	(18.5)	19.7	(391.1)	(0.4)
Deferred income tax (benefit) provision	(6.6)	(319.1)	(24.9)	(473.4)	(59.9)
Total	$(8.0)	$(277.8)	$(52.0)	$(497.3)	$(106.3)
(1) Domestic reflects Ireland.

The domestic current income tax provision reflects a tax benefit of zero, $2.9 million, $7.9 million, $4.1 million and $2.2 million from using NOL carryforwards for the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and fiscal 2021 (Predecessor), respectively. The international current income tax provision reflects a tax benefit of $6.9 million, $259.6 million, $61.0 million, $0.1 million and $1.2 million from using NOL carryforwards for the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and fiscal 2021 (Predecessor), respectively.

During the period from November 15, 2023 through December 29, 2023 (Successor) and the period from December 31, 2022 through November 14, 2023 (Predecessor), net cash payments and net cash refunds for income taxes were $0.3 million and $128.0 million, respectively. Included within the net cash refunds of $128.0 million were refunds of $141.6 million received as a result of the provisions in the Coronavirus Aid, Relief and Economic Security ("CARES") Act. During the period from June 17, 2022 through December 30, 2022 (Predecessor) and the period from January 1, 2022 through June 16, 2022 (Predecessor), net cash payments for income taxes were $3.0 million and $3.0 million, respectively. During fiscal 2021 (Predecessor) net cash refunds for income taxes were $160.0 million, of which $178.8 million was received as a result of the provisions in the CARES Act.
The reconciliation between domestic income taxes at the statutory rate and the Company's provision for income taxes on continuing operations is as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Benefit for income taxes at domestic statutory income tax rate (1)	$(5.8)	$(238.6)	$(81.3)	$(101.4)	$(103.7)
Adjustments to reconcile to income tax provision:
Rate difference between domestic and international jurisdictions	(2.2)	56.6	(4.7)	226.5	(224.9)
Adjustments to accrued income tax liabilities and uncertain tax positions (2)	—	—	—	—	(9.7)
Credits, principally research and orphan drug	—	(1.9)	—	(0.9)	(4.7)
Permanently nondeductible and nontaxable items (3)	(0.2)	3.2	3.1	(1.7)	9.8
Emergence	—	(103.7)	—	(31.6)	—
Withholding tax on Swiss distribution	—	—	4.7	—	—
Legal entity reorganization (4)	—	(44.7)	—	—	—
Reorganization items, net	—	6.7	1.7	15.7	36.9
Other	0.1	0.6	(1.4)	(3.1)	0.3
Valuation allowances (5)	0.1	44.0	25.9	(600.8)	189.7
(Benefit) provision for income taxes	$(8.0)	$(277.8)	$(52.0)	$(497.3)	$(106.3)
(1)The statutory tax rate reflects the Irish statutory tax rate of 12.5%.
(2)Includes interest and penalties on accrued income tax liabilities and uncertain tax positions.
(3)For fiscal 2021 (Predecessor), the permanently nondeductible and nontaxable items were primarily driven by the Opioid-Related Litigation Settlement loss.
(4)Associated unrecognized tax expense is netted within this line.
(5)The period from January 1, 2022 through June 16, 2022 (Predecessor) consists of $512.1 million of tax benefit for the reduction in the valuation allowance on the Company's deferred tax assets due to the alleviation of the previous substantial doubt about the Company's ability to continue as a going concern.

During the period from November 15, 2023 through December 29, 2023 (Successor), the rate difference between domestic and international jurisdictions was $2.2 million of tax benefit, which was primarily related to $3.7 million of tax benefit attributable to inventory step-up amortization expense and $0.2 million of tax benefit attributable to accretion expense associated with the Company's settlement obligation, offset by $0.3 million of tax expense attributable to amortization associated with the Company's debt and $1.4 million of tax expense predominately attributable to the pretax earnings in various jurisdictions.
During the period from December 31, 2022 through November 14, 2023 (Predecessor), the rate difference between domestic and international jurisdictions was $56.6 million of a tax expense, which was primarily related to $48.9 million of tax expense attributable to reorganization items, net, and $35.0 million of tax expense predominately related to pretax earnings in various jurisdictions, offset by $15.7 million of tax benefit related to liabilities management and separation costs and $11.6 million of tax benefit related to non-restructuring impairment charges.
During the period from June 17, 2022 through December 30, 2022 (Predecessor), the rate difference between domestic and international jurisdictions was $4.7 million of tax benefit, which was primarily related to $19.7 million of tax benefit attributable to inventory step-up amortization expense, $8.9 million of tax benefit attributable to accretion expense associated with our settlement liabilities and $6.3 million of tax benefit attributable to accretion expense associated with our debt offset by $30.2 million of tax expense predominately attributable to the pretax earnings in various jurisdictions.
During the period from January 1, 2022 through June 16, 2022 (Predecessor), the rate difference between domestic and international jurisdictions was $226.5 million of tax expense, which was primarily related to $128.9 million of tax expense related to fresh-start adjustments, $103.4 million of tax expense attributable to gain on adjustments to LSTC and $12.8 million of tax expense predominately related to the pretax earnings in various jurisdictions offset by $18.6 million of tax benefit related to professional and lender fees.

During fiscal year 2021 (Predecessor), the rate difference between domestic and international jurisdictions was $224.9 million of tax benefit, which was primarily related to $27.6 million of tax benefit attributable to reorganization items, net, $13.2 million of tax benefit attributable to non-restructuring impairment charges, $10.6 million of tax benefit attributable to the opioid-related litigation settlement loss, and $173.5 million of tax benefit predominately attributable to the pretax earnings in various jurisdictions.
During the period from December 31, 2022 through November 14, 2023 (Predecessor), the Company recognized a tax benefit of $103.7 million upon emergence from the 2023 Bankruptcy Proceedings. These impacts of emergence consist of a $242.8 million tax benefit related to the revaluation of net deferred tax assets as a result of fresh-start accounting, offset by $139.1 million of tax expense related to permanently nondeductible impacts on fair value adjustments.
During the period from January 1, 2022 through June 16, 2022 (Predecessor), the Company recognized a tax benefit of $31.6 million upon emergence from the 2020 Bankruptcy Proceedings. These impacts of emergence consist of a $1,202.0 million tax benefit related to the revaluation of net deferred tax assets as a result of fresh-start accounting and a $285.3 million tax benefit related to the release of uncertain tax positions, offset by $1,209.8 million of tax expense for the reduction in federal and state NOL carryforwards from the CODI realized upon emergence from bankruptcy and limitations under IRC Sections 382 and 383, $191.9 million of tax expense related to permanently nondeductible impacts on fair value adjustments, and $54.0 million of tax expense related to prepaid income taxes.
As a result of the 2023 Plan and the 2020 Plan, the Company recognized CODI on its indebtedness, resulting in the utilization of, and reduction to, certain of its tax losses and tax credits in the U.S. and Luxembourg. The emergence from each of the respective 2023 and 2020 Bankruptcy Proceedings resulted in a change in ownership for purposes of IRC Section 382, causing the remaining U.S. tax losses, credits, and certain built in losses ("BILs") to be limited under IRC Sections 382 and 383. The amount of our pre-ownership change U.S. NOLs and BILs that can be utilized generally cannot exceed an amount equal to the product of (a) the applicable federal long-term tax-exempt rate in effect on the date of the ownership change and (b) the value of our U.S. affiliate stock immediately prior to the implementation of each respective plan ("382 Annual Limitation"). Evaluating the income tax impacts of each respective plan involves the interpretation of complex tax law and regulations which can be inherently uncertain and subject to varied interpretations. The 382 Annual Limitation for periods following the 2023 Effective Date is expected to be significant enough to be able to utilize all of the pre-ownership change U.S. attributes that are benefited in the consolidated financial statements; however, the utilization is expected to occur over a period of greater than 20 years and is dependent on the Company's generation of future taxable income. The portion of deferred tax assets associated with the tax losses and credits that are limited under IRC Section 382 or 383, and that have a remote possibility of being utilized, have been written off. The benefiting of the U.S. tax attributes required significant judgments made by management as to the expected amount and timing of the generation of future taxable income. With respect to non-U.S. deferred tax assets that have been recorded by the Company at emergence, the benefiting of the tax attributes is dependent on significant judgments made by management related to the generation of future taxable income. Based on current projections, the utilization is expected to occur over a period greater than 20 years. Refer to Note 4 for further information regarding the Company's income tax accounting policies.
On December 20, 2021, the OECD released the Global Anti-Base Erosion ("GloBE") Model Rules ("Pillar Two") providing a legislative framework for the Income Inclusion Rule and the Under-Taxed Payment Rule ("UTPR"). Pillar Two is designed to ensure that large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, principally creating a 15% minimum global effective tax rate. On December 15, 2022, the E.U. member states unanimously adopted a directive implementing the Pillar Two global minimum tax rules. On December 20, 2022, the OECD released three guidance documents related to Pillar Two. These documents included guidance on safe harbors and penalty relief and consultation papers on the GloBE Information Return and Tax Certainty for the GloBE rules. A number of jurisdictions have transposed the directive into national legislation with the rules to be applicable for fiscal years beginning on or after December 31, 2023, with the exception of the UTPR which is to be applicable for fiscal years beginning on or after December 31, 2024. The Company's fiscal year end of December 29, 2023 will allow the Company to postpone the effective date of these law changes by one year. The Company is closely monitoring developments and is evaluating the impacts these new rules will have on its tax rate, including the eligibility to qualify for the safe harbor rules.

The following table summarizes the activity related to the Company's unrecognized tax benefits, excluding interest:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Balance at beginning of period	$33.3	$24.8	$24.8	$333.5	$349.0
Additions related to current year tax positions	—	8.5	—	—	—
Additions related to prior period tax positions	—	—	—	—	9.3
Reductions related to prior period tax positions	—	—	—	(306.1)	(2.8)
Settlements	—	—	—	(2.6)	(0.2)
Lapse of statutes of limitations	—	—	—	—	(21.8)
Balance at end of period	$33.3	$33.3	$24.8	$24.8	$333.5

Unrecognized tax benefits, excluding interest, were reported in the following consolidated balance sheet captions in the amounts shown:

	Successor	Predecessor
	December 29, 2023	December 30, 2022
Deferred income tax asset	17.9	9.4
Other income tax liabilities	15.4	15.4
	$33.3	$24.8

Total unrecognized tax benefits ("UTB(s)") of $30.1 million as of both December 29, 2023 (Successor) and November 14, 2023 (Predecessor), and $24.8 million as of both December 30, 2022 (Predecessor) and June 16, 2022 (Predecessor), if favorably settled, would benefit the effective tax rate. Total UTBs of $77.0 million as of December 31, 2021 (Predecessor), if favorably settled, would benefit the effective tax rate with the remaining reflected as a write-off of related other tax assets. During the period January 1, 2022 through June 16, 2022 (Predecessor), the decrease of $306.1 million primarily resulted from fresh-start adjustments. During fiscal 2021 (Predecessor), due to a lapse of statutes of limitations, $5.1 million of tax and interest on unrecognized tax benefits related to the Nuclear Imaging business were eliminated, and a benefit of $5.1 million was recorded in discontinued operations within the consolidated statement of operations.
The Company recorded zero accrued interest and penalties for the period November 15, 2023 through December 29, 2023 (Successor) and an increase to accrued interest and penalties of $1.4 million during the period December 31, 2022 through November 14, 2023 (Predecessor). Interest and penalties activity during the period from June 17, 2022 through December 30, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and fiscal 2021 (Predecessor), was a net increase of $0.6 million, a net decrease of $16.7 million, and a net increase of $2.2 million, respectively. The total amount of accrued interest and penalties related to uncertain tax positions was $4.2 million and $2.8 million as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively.
Within the next twelve months, the unrecognized tax benefits and the related interest and penalties are not expected to significantly increase or decrease.
Certain of the Company's subsidiaries continue to be subject to examination by taxing authorities. The earliest open year subject to examination for the U.S. federal and the U.S. state is 2015 and 2013, respectively. The earliest open year subject to examination in other jurisdictions, including Ireland, Japan, Luxembourg, Switzerland and the U.K. is 2014.
Income taxes payable, including uncertain tax positions and related interest accruals, was reported in the following consolidated balance sheet captions in the amounts shown:

	Successor	Predecessor
	December 29, 2023	December 30, 2022
Accrued and other current liabilities	$1.7	$3.6
Other income tax liabilities	19.6	18.2
	$21.3	$21.8

Tax receivables were included in the following consolidated balance sheet captions in the amounts shown:

	Successor	Predecessor
	December 29, 2023	December 30, 2022
Prepaid expenses and other current assets	11.5	179.5
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred tax asset (liability) at the end of each fiscal year were as follows:

	Successor	Predecessor
	December 29, 2023	December 30, 2022
Deferred tax assets:
Tax loss and credit carryforward	$3,600.7	$3,646.0
Capital tax loss carryforward and related assets	983.5	1,412.6
Intangible assets	571.5	278.4
Opioid-Related Litigation Settlement liability	—	111.7
Excess interest	95.1	84.0
Other	231.3	159.8
	5,482.1	5,692.5
Deferred tax liabilities:
Investment in partnership	(68.7)	(67.4)
Other	(28.6)	(157.0)
	(97.3)	(224.4)
Net deferred tax asset before valuation allowances	5,384.8	5,468.1
Valuation allowances	(4,583.8)	(4,992.9)
Net deferred tax asset (liability)	$801.0	$475.2
The net deferred tax asset before valuation allowances was $5,384.8 million as of December 29, 2023 (Successor), compared to $5,468.1 million as of December 30, 2022 (Predecessor). This decrease consists of $434.3 million of a decrease related to the expiration of capital tax loss related assets and $111.7 million of a decrease related to the Opioid-Related Litigation Settlement offset by $252.5 million of an increase related to fresh-start activity, $110.5 million of an increase predominately related to tax loss and other operational activity, and $99.7 million of an increase associated with amortization of intangible assets. The $252.5 million increase related to fresh-start activity consists of fair value adjustments related to intangible assets and other deferred tax liabilities.
The deferred tax asset valuation allowances were $4,583.8 million and $4,992.9 million as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively. The valuation allowances as of both December 29, 2023 (Successor) and December 30, 2022 (Predecessor) relate primarily to the uncertainty of the utilization of certain deferred tax assets, driven by domestic and international net operating and capital losses, credits, and intangible assets.
Deferred taxes were included in the following consolidated balance sheet captions in the amounts shown:

	Successor	Predecessor
	December 29, 2023	December 30, 2022
Deferred income tax asset	$801.0	$475.5
Deferred income tax liability	—	(0.3)
Net deferred tax asset (liability)	$801.0	$475.2
As of December 29, 2023 (Successor), the Company had approximately $3,552.1 million of NOL carryforwards in certain international jurisdictions measured at the applicable statutory rates, of which $1,371.9 million have no expiration and the remaining $2,180.2 million will expire in future years through 2039. As of December 29, 2023 (Successor), the Company had $46.9 million of domestic NOL carryforwards measured at the applicable statutory rates, which have no expiration date.
As of December 29, 2023 (Successor), the Company had $13.9 million of capital loss carryforwards in certain international jurisdictions measured at the applicable statutory rates, which will expire in 2028. As of December 29, 2023 (Successor), the Company had approximately $969.6 million of domestic capital loss carryforwards measured at the applicable statutory rates, which have no expiration date.
As of December 29, 2023 (Successor), the Company had $1.7 million of tax credits available to reduce future income taxes payable, in international jurisdictions, which will expire in future years through 2043.

As of December 29, 2023 (Successor), the Company's taxable financial reporting basis in subsidiaries exceeded its corresponding tax basis by $3.4 million. Such excess amount is indefinitely reinvested and it is not practicable to determine the associated potential tax liability due to the complexity of the Company's legal entity structure as well as the timing, extent, and nature of any hypothetical realization.

8.	Loss per Share
Loss per share is computed by dividing net loss by the number of weighted-average shares outstanding during the period. Dilutive securities, including participating securities, have not been included in the computation of loss per share as the Company reported a net loss from continuing operations during all periods presented below and therefore, the impact would have been anti-dilutive.
The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Basic	19.7	13.3	13.2	84.8	84.7

The computation of diluted weighted-average shares outstanding for the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), the period January 1, 2022 through June 16, 2022 (Predecessor), and fiscal 2021 (Predecessor) excluded approximately 1.0 million, zero, zero, 0.5 million, and 5.2 million shares of equity awards, respectively, because the effect would have been anti-dilutive.

9.	Inventories
Inventories were comprised of the following at the end of each period:

	Successor	Predecessor
	December 29, 2023	December 30, 2022
Raw materials	$98.0	$80.2
Work in process	501.8	552.1
Finished goods	382.9	315.3
Inventories	$982.7	$947.6

10.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	Successor	Predecessor
	December 29, 2023	December 30, 2022
Land	$37.7	$51.0
Buildings	94.6	127.2
Capitalized software	1.9	17.5
Machinery and equipment	136.3	216.8
Construction in process	60.8	72.5
	331.3	485.0
Less: accumulated depreciation	(9.6)	(27.4)
Property, plant and equipment, net	$321.7	$457.6

Depreciation expense was as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Depreciation expense	$9.6	$40.7	$28.8	$40.0	$94.7

11.	Leases
Lease assets and liabilities related to the Company's operating leases are reported in the following consolidated balance sheet captions:

	Successor	Predecessor
	December 29, 2023	December 30, 2022
Other assets	$50.9	$38.1

Accrued and other current liabilities	$10.5	$10.3
Other liabilities	44.8	30.4
Total lease liabilities	$55.3	$40.7

Dependent on the nature of the leased asset, lease expense is included within cost of sales or SG&A. The primary components of lease expense were as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Lease cost:
Operating lease cost	$1.8	$15.0	$7.9	$8.7	$19.6
Short-term lease cost	0.5	0.9	1.6	0.4	1.1
Variable lease cost	—	2.3	1.5	1.2	2.4
Total lease cost	$2.3	$18.2	$11.0	$10.3	$23.1
Lease terms and discount rates were as follows:

	Successor	Predecessor
	December 29, 2023	December 30, 2022
Weighted-average remaining lease term (in years) - operating lease	7.4	6.7
Weighted-average discount rate - operating leases	8.1%	11.9%

Contractual maturities of operating lease liabilities as of December 29, 2023 (Successor) were as follows:

Fiscal 2024	$14.4
Fiscal 2025	13.2
Fiscal 2026	8.9
Fiscal 2027	6.9
Fiscal 2028	6.6
Thereafter	24.7
Total lease payments	74.7
Less: Interest	(19.4)
Present value of lease liabilities	$55.3

Other supplemental cash flow information related to leases were as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.4	$14.6	$9.2	$9.4	$20.4
Lease assets obtained in exchange for lease obligations:
Operating leases	—	13.2	7.1	13.4	2.6

12.	Intangible Assets
Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	Successor		Predecessor
	December 29, 2023		December 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Completed technology	$624.6	$16.2	$3,041.2	$318.7
Non-Amortizable:
In-process research and development	—		121.3

The Company recorded impairment charges related to its Specialty Brands segment totaling $50.1 million and $154.9 million during the period from December 31, 2022 through November 14, 2023 (Predecessor) and fiscal 2021 (Predecessor), respectively. The valuation method used to approximate fair value in each of these periods was based on the estimated discounted cash flows for the respective asset. The impairment charge during the period from December 31, 2022 through November 14, 2023 (Predecessor) was related to StrataGraft due to lower than anticipated cash flows and the fiscal 2021 (Predecessor) impairment charge included a partial impairment of $90.4 million related to Amitiza as the undiscounted cash flows were less than its net book value, and a full impairment of $64.5 million related to MNK-6105 and MNK-6106 as the Company decided it would no longer pursue further development of this in-process research and development ("IPR&D") asset.
The Company recorded impairment charges related to its Specialty Generics segment totaling $85.8 million during the period from December 31, 2022 through November 14, 2023 (Predecessor). The valuation method used to approximate fair value was based on the estimated discounted cash flows. The Company has decided it will no longer pursue further development of the IPR&D assets and as a result, recognized a full impairment.
As part of fresh-start accounting, as of the 2023 Effective Date, the Company wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded $624.6 million to reflect the fair value of intangible assets of the Successor (see also Note 3).

Intangible assets of the Successor as of the 2023 Effective Date consisted of the following:

	Carrying Amount	Amortization Method	Amortization Period (in years)	Discount Rate	Segment
Amortizable completed technology:
Acthar Gel	$110.0	Sum of the years digits	10.0	52.3%	Specialty Brands
Therakos	129.4	Sum of the years digits	9.0	51.5	Specialty Brands
Amitiza	12.3	Sum of the years digits	1.0	51.5	Specialty Brands
INOmax	41.3	Sum of the years digits	8.0	51.5	Specialty Brands
Terlivaz	68.1	Straight-line	5.5	52.5	Specialty Brands
Generics	186.7	Straight-line	18.0	14.1	Specialty Generics
APAP	76.8	Straight-line	20.0	13.5	Specialty Generics
	$624.6

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
Intangible asset amortization expense
Intangible asset amortization expense was as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Amortization expense	$16.2	$449.6	$318.7	$281.8	$581.1

The estimated aggregate amortization expense on intangible assets owned by the Company and being amortized as of December 29, 2023 (Successor) is expected to be as follows:

Fiscal 2024	$90.3
Fiscal 2025	74.8
Fiscal 2026	68.4
Fiscal 2027	62.0
Fiscal 2028	55.6

`

13.	Debt
Debt was comprised of the following at the end of each period:

	Successor			Predecessor
	December 29, 2023			December 30, 2022
	Principal	Carrying Value (1)	Unamortized Discount and Debt Issuance Costs	Principal	Carrying Value (2)	Unamortized Discount and Debt Issuance Costs
First-Out Takeback Term Loan due November 2028	$228.8	$243.4	$—	$—	$—	$—
Second-Out Takeback Term Loan due November 2028	640.4	685.5	—	—	—	—
14.75% Second-Out Takeback Notes due November 2028	778.6	836.4	—	—	—	—
Receivables financing facility due December 2027	—	—	2.9	—	—	—
10.00% first lien senior secured notes due April 2025	—	—	—	495.0	475.9	—
10.00% second lien senior secured notes due April 2025	—	—	—	321.9	242.2	—
2017 Replacement Term loan due September 2027	—	—	—	1,374.1	1,222.1	—
2018 Replacement Term loan due September 2027	—	—	—	364.8	326.9	—
11.50% first lien senior secured notes due December 2028	—	—	—	650.0	650.0	20.8
10.00% second lien senior secured notes due June 2029	—	—	—	328.3	175.5	—
Total debt	1,647.8	1,765.3	2.9	3,534.1	3,092.6	20.8
Less: Current portion	(6.5)	(6.5)	—	(44.1)	(44.1)	—
Total long-term debt, net of current portion	$1,641.3	$1,758.8	$2.9	$3,490.0	$3,048.5	$20.8
(1)Upon adoption of fresh-start accounting upon the emergence from the 2023 Bankruptcy Proceedings, the Company recorded its debt instruments at fair value utilizing the Black-Derman-Toy model, which takes into consideration prepayment options and a credit-adjusted discount rate. Subsequent to the 2023 Effective Date, the Company accounted for its debt instruments utilizing the amortized cost method and amortizes the fair value premium to the principal amount over the term of the respective instruments. Such amortization expense is reflected as interest expense on the consolidated statement of operations for the Successor period.
(2)Upon adoption of fresh-start accounting upon the emergence from the 2020 Bankruptcy Proceedings, the Company recorded its debt instruments at fair value utilizing the Black-Derman-Toy model, which takes into consideration prepayment options and a credit-adjusted discount rate. Subsequent to the 2020 Effective Date up through the 2023 Petition Date, the Company accounted for its debt instruments utilizing the amortized cost method and accreted the fair value discount to the principal amount over the term of the respective instruments. Such accretion expense was reflected as interest expense on the consolidated statement of operations for the Predecessor period. As of the petition date of the 2023 Bankruptcy Proceedings, the Company expensed $377.6 million of accelerated accretion to adjust the carrying value up to the principal value or allowed claim amount pursuant to the 2023 Plan and recorded the expense within reorganization items, net in the consolidated statement of operations for the period from December 31, 2022 to November 14, 2023 (Predecessor). Additionally, as a result of the 2023 Bankruptcy Proceedings, the Company expensed $18.5 million of unamortized discount and debt issuance costs, net, recorded in reorganization items, net in the consolidated statement of operations for the period from December 31, 2022 to November 14, 2023 (Predecessor). Refer to Note 3 for further information on reorganization items, net.
The commencement of the 2023 Chapter 11 Cases constituted an event of default under certain of the Predecessor's debt agreements. As a result of the 2023 Chapter 11 Cases, the principal and interest due under these debt instruments became immediately due and payable. However, any efforts to enforce payment was automatically stayed in accordance with the applicable provisions of the Bankruptcy Code.
On the 2023 Effective Date, $1,716.8 million of First Lien Term Loans, $495.0 million in aggregate principal amount of 2025 First Lien Notes, $650.0 million in aggregate principal amount of 2028 First Lien Notes, $321.9 million in aggregate principal amount of 2025 Second Lien Senior Notes and $328.3 million in aggregate principal amount of 2029 Second Lien Senior Notes were canceled and the Company entered into the new Takeback Term Loans and the Takeback Notes.

Successor Indebtedness
New Takeback Debt
On the 2023 Effective Date and pursuant to the 2023 Plan, the Issuers (i) entered into a new senior secured first lien term loan facility with an aggregate principal amount of approximately $871.4 million, consisting of approximately $229.4 million of First-Out Takeback Term Loans and approximately $642.0 million of Second-Out Takeback Term Loans, pursuant to the credit agreement and (ii) issued approximately $778.6 million in aggregate principal amount of Takeback Notes pursuant to the indenture.
All DIP Claims under the DIP Credit Agreement not otherwise satisfied in cash were converted on a dollar-for-dollar basis into First-Out Takeback Term Loans.
Each holder of an allowed claim related to the outstanding 2025 First Lien Notes, the outstanding 2028 First Lien Notes, or the First Lien Term Loans elected to receive such Takeback Debt either in the form of Second-Out Takeback Term Loans or Takeback Notes.

All obligations of the Issuers under the Takeback Debt are unconditionally guaranteed, on a joint and several basis, by each of the obligors of the previously issued First Lien Term Loans, 2025 First Lien Notes and 2028 First Lien Notes (collectively, the "First Lien Debt"), subject to certain limited exceptions (including the exclusion of Mallinckrodt Petten Holdings B.V.) (collectively, the "Guarantors").
The Takeback Debt is secured by a first priority lien and security interest in substantially all collateral that secured the First Lien Debt and substantially all previously unencumbered property of the Issuers and the Guarantors, other than (i) any receivables or related assets transferred to, or constituting collateral for, the Amended ABL Credit Agreement, dated as of June 16, 2022, as amended on August 23, 2023, by and among ST US AR Finance LLC, the lenders party thereto, the L/C Issuers (as defined therein) party thereto and Barclays Bank plc, as administrative agent and collateral agent ("Post-Petition A/R Facility"), (ii) the equity of ST US AR Finance LLC, the non-Debtor subsidiary of the Company that is the borrower under the Post-Petition A/R Facility, and (iii) certain other customary exceptions. The Takeback Debt is governed by the terms of a first lien intercreditor agreement, dated as of the 2023 Effective Date ("Intercreditor Agreement"), by and among the Issuers, the Company, the other grantors from time to time party thereto, Acquiom Agency Services LLC, as Collateral Agent and as credit agreement authorized representative, Wilmington Savings Fund Society, FSB, as initial additional authorized representative, and each additional authorized representative from time to time party thereto. The First-Out Takeback Term Loans rank senior in waterfall priority to the Second-Out Takeback Term Loans and the Takeback Notes. The Second-Out Takeback Term Loans rank pari passu in waterfall priority to the Takeback Notes.
The First-Out Takeback Term Loans mature on November 14, 2028 and bear interest at a rate equal to SOFR plus 7.50% per annum, subject to a SOFR floor of 4.50%, or in the case of an ABR Loan (as defined in the Credit Agreement), ABR (as defined in the Credit Agreement) plus 6.50% per annum, and amortize quarterly on the last day of each March, June, September and December of each year, at a rate of 1.00% per annum, commencing December 29, 2023. The Second-Out Takeback Term Loans mature on November 14, 2028 and bear interest at a rate equal to SOFR plus 9.50% per annum, subject to a SOFR floor of 4.50%, or in the case of an ABR Loan, ABR plus 8.50% per annum, and amortize quarterly on the last day of each March, June, September and December of each year, at a rate of 1.00% per annum, commencing December 29, 2023. The Takeback Notes mature on November 14, 2028 and bear interest at a rate equal to 14.75% payable semi-annually in arrears on each May 15 and November 15, commencing May 15, 2024.
The Credit Agreement contains certain customary affirmative and negative covenants, representations and warranties and events of default (including as a result of a change of control), subject in certain cases to customary grace and cure periods. The occurrence of an event of default under the Credit Agreement could result in the acceleration of all outstanding borrowings under the Takeback Term Loans and could cause a cross-default that could result in the acceleration of other indebtedness of the Company and its subsidiaries.
The indenture contains certain customary affirmative and negative covenants and events of default (including as a result of a change of control), subject in certain cases to customary grace and cure periods. The occurrence of an event of default under the indenture could result in the acceleration of the Takeback Notes and could cause a cross-default that could result in the acceleration of other indebtedness of the Company and its subsidiaries.
The Takeback Debt is subject to (i) mandatory prepayment or redemption, as applicable, with the net proceeds of certain asset sales and recovery events, subject to customary exceptions, at a prepayment price equal to 100% of the principal amount thereof plus a make-whole premium (for the first two years following issuance of the Takeback Debt) and accrued and unpaid interest, and (ii) mandatory prepayment or repurchase (at the option of each lender thereunder) with 50% of excess cash flow (for the excess cash flow period ending December 27, 2024, to the extent excess cash flow exceeds $100 million) at a prepayment price equal to 100% of the principal amount thereof plus accrued and unpaid interest.
The Company determined that the Takeback Debt includes an embedded feature that requires mandatory prepayment with the net proceeds of certain asset sales and recovery events, subject to customary exceptions, at a prepayment price equal to 100% of the principal amount thereof plus a make-whole premium ("Applicable Premium") for the first two years following issuance of the Takeback Debt and accrued and unpaid interest. The Applicable Premium shall mean an amount equal to the greater of (i) 1% of the principal amount of the Takeback Debt prepaid and (ii) the excess, if any, of (A) the sum of (1) all required interest payable on the principal amount of such Initial Term Loans subject to the applicable prepayment from the date of such prepayment through (and including) the second anniversary of the valuation date (as if such Initial Term Loans has been outstanding) calculated over an interest period of three months in effect on the third business day prior to such prepayment plus (2) the principal amount of such Initial Term Loans subject to the applicable prepayment, in each case, discounted to the date of such prepayment on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate as of such date of determination plus 50 basis points, over (B) the principal amount of such Initial Term Loans subject to the applicable prepayment.
This mandatory prepayment feature was determined to not be clearly and closely related to the debt host contract and required to be bifurcated and recognized at fair value on the consolidated balance sheet. The Company estimated the fair value of the embedded derivative to be $15.1 million. Refer to Note 19 for further information.

Accounts Receivable Financing Facility
On the 2020 Effective Date, MEH, Inc. ("MEH"), as servicer, ST US AR Finance LLC, a direct wholly owned subsidiary of MEH ("ST US AR"), as borrower, the lenders party thereto, and the letter of credit issuers party thereto entered into a receivables financing facility ("Receivables Financing Facility") pursuant to an ABL Credit Agreement ("Receivables Financing Credit Agreement") and a Purchase and Sale Agreement ("Purchase and Sale Agreement"). Under the Receivables Financing Facility, ST US AR may borrow money up to an amount based on a borrowing base with a maximum draw of up to $200.0 million, which may vary depending on the underlying receivables amount. Borrowings are secured by a first-lien security interest under the Receivables Financing Facility on existing and future accounts receivables and related assets that have been sold from certain subsidiaries of MEH to ST US AR. The Receivables Financing Facility includes customary affirmative and negative covenants for transactions of this type. From the closing date until the last day of the first fiscal quarter after the closing date, borrowings bore interest at a rate of (a) either (i) the alternate base rate or (ii) SOFR, and (b) an applicable margin. On the first day of each fiscal quarter thereafter, the applicable margins are determined from a pricing grid based upon the historical excess availability for the most recent fiscal quarter ended immediately prior.
On August 23, 2023, the Company entered into an amendment with the lenders and agents under the Receivables Financing Facility Credit Agreement ("ABL Amendment"), by and among ST US AR, the lenders party thereto, the L/C Issuers (as defined in the Receivables Financing Facility Credit Agreement) party thereto and Barclays Bank plc, as administrative agent ("Administrative Agent") and collateral agent (as amended, the "Amended ABL Credit Agreement").
The Receivables Financing Facility matures on the earlier of December 16, 2027 and a date that is 91 days prior to the maturity date of any other material indebtedness that is incurred after the closing date. ST US AR may borrow, pay or prepay and reborrow under the Receivables Financing Facility at any time. So long as there is not an overadvance under the Receivables Financing Facility, and subject to certain other conditions, ST US AR can elect to repay borrowings or use cash to make distributions to MEH and certain subsidiaries of MEH that have contributed receivables to ST US AR. The obligations under the Receivables Financing Facility are not guaranteed by MEH or any of its restricted subsidiaries. The Receivables Financing Facility is subject to customary events of defaults for transactions of this type.
As of December 29, 2023 (Successor), the Company had no outstanding borrowings on its Receivables Financing Facility.

Predecessor Indebtedness
Pursuant to the 2023 Plan and the 2023 Scheme of Arrangement, on the 2023 Effective Date, each holder of an allowed claim related to the outstanding First Lien Debt received its pro rata share of (A) 92.3% of the Successor ordinary shares (subject to dilution from equity reserved under the MIP and the Opioid CVRs, if equity settled), (B) cash in an amount sufficient to repay in full (i) the accrued and unpaid interest on the First Lien Term Loans in the case of any holder of the First Lien Term Loans, (ii) the accrued and unpaid interest on the 2025 First Lien Notes in the case of any holder of 2025 First Lien Notes, and (iii) the accrued and unpaid interest on the 2028 First Lien Notes in the case of any holder of the 2028 First Lien Notes; and (C) the Second-Out Takeback Debt in satisfaction thereof. Furthermore, on the 2023 Effective Date, the 2023 Debtors paid in cash certain outstanding fees, expenses and costs of the agents and trustees related to the First Lien Debt. As a result of the satisfaction of the First Lien Debt pursuant to the 2023 Plan and the 2023 Scheme of Arrangement, the Company and its subsidiaries terminated the First Lien Debt and the indentures and agreements related thereto.
Pursuant to the 2023 Plan and the 2023 Scheme of Arrangement, on the 2023 Effective Date, each holder of an allowed claim related to then outstanding Second Lien Notes received its pro rata share of 7.7% of the Successor ordinary shares (subject to dilution from equity reserved under the MIP and the Opioid CVRs, if equity settled) in satisfaction thereof. Furthermore, on the 2023 Effective Date, the 2023 Debtors paid in cash certain outstanding fees, expenses and costs of the agents and trustees related to the Second Lien Notes. As a result of the satisfaction of the Second Lien Notes pursuant to the 2023 Plan and the 2023 Scheme of Arrangement, the Company and its subsidiaries terminated the Second Lien Notes and the indentures related thereto.

Applicable interest rate
As of December 29, 2023 (Successor), the applicable interest rate and outstanding principal on the Company's debt instruments were as follows:

	Applicable interest rate	Outstanding principal
Fixed-rate instrument	14.8%	$778.6
First-Out Takeback Term Loans (1)	11.4	228.8
Second-Out Takeback Term Loans (1)	13.4	640.4
(1)Includes the impact of the interest rate cap agreement, which is discussed further in Note 19.

The Company's stated long-term debt principal maturity amounts as of December 29, 2023 are as follows:

Fiscal 2024	$6.5
Fiscal 2025	8.7
Fiscal 2026	8.7
Fiscal 2027	10.9
Fiscal 2028	1,613.0

14.	Retirement Plans
Defined Benefit Plans
The Company sponsors a number of defined benefit retirement plans covering certain of its U.S. employees and non-U.S. employees. As of December 29, 2023 (Successor), U.S. plans represented 31.4% of the Company's remaining projected benefit obligation. The Company generally does not provide postretirement benefits other than retirement plan benefits for its employees; however, certain of the Company's U.S. employees participate in postretirement benefit plans that provide medical benefits. These plans are unfunded.
The benefit obligation recognized on the consolidated balance sheets were $18.9 million and $18.7 million as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively, for pension benefits and $25.9 million and $26.8 million as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively, for postretirement benefits. The weighted-average discount rate to determine benefit obligations for the Company's pension and postretirement benefit plans ranged from 5.4% to 5.6%. For the Company's unfunded U.S. plans, the discount rate is based on the market rate for a broad population of AA-rated (Moody's Investor Services, Inc. or Standard & Poor's Corporation) corporate bonds over $250.0 million.

Defined Contribution Retirement Plans
The Company maintains one active tax-qualified 401(k) retirement plan and one active non-qualified deferred compensation plan in the U.S. The 401(k) retirement plan provides for an automatic Company contribution of 3% of an eligible employee's pay, with an additional Company matching contribution generally equal to 50.0% of each employee's elective contribution to the plan up to 8% of the employee's eligible pay. The deferred compensation plan permitted eligible employees to defer a portion of their compensation. The deferred compensation plan is currently frozen for employee deferrals. Total defined contribution expense was $2.5 million, $18.6 million, $7.8 million, $9.6 million, and $22.2 million for the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), the period January 1, 2022 through June 16, 2022 (Predecessor), and fiscal 2021 (Predecessor), respectively.

Rabbi Trusts and Other Investments
The Company maintains several rabbi trusts, the assets of which are used to pay retirement benefits. The rabbi trust assets are subject to the claims of the Company's creditors in the event of the Company's insolvency. Plan participants are general creditors of the Company with respect to these benefits. The trusts primarily hold life insurance policies and debt and equity securities, the value of which is included in other assets on the consolidated balance sheets. Note 19 provides additional information regarding the debt and equity securities. The carrying value of the 48 and 55 life insurance contracts held by these trusts was $38.0 million and $39.5 million as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively. These contracts had a total death benefit of $74.2 million and $81.0 million as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively. However, there are outstanding loans against the policies amounting to $18.3 million and $21.6 million as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively.
The Company has insurance contracts that serve as collateral for certain of the Company's non-U.S. pension plan benefits. These insurance contracts totaled $7.3 million and $7.3 million as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively. These amounts were included in other assets on the consolidated balance sheets.

15.	Equity
Share Repurchases
The Predecessor's Board of Directors previously authorized share repurchase programs. Under the previous program, $1,000.0 million was authorized for share repurchase. No shares were repurchased during the period from January 1, 2022 through June 16, 2022 (Predecessor) and fiscal 2021(Predecessor). The March 2017 Repurchase Program was terminated upon the emergence from the 2020 Bankruptcy Proceedings.
On September 29, 2022, during the 2022 Annual General Meeting of Shareholders, the Company’s shareholders approved the Predecessor to make market purchases or overseas market purchases of a maximum of 1,317,093 ordinary shares of the Predecessor. No shares were repurchased during the period from June 17, 2022 through December 30, 2022 (Predecessor) or January 1, 2023 through November 14, 2023 (Predecessor). This repurchase program was terminated upon emergence from the 2023 Bankruptcy Proceedings.
The Company also repurchases shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, the Company repurchases shares to settle certain option exercises. The Company spent zero to acquire shares in connection with equity-based awards in all periods.

16.	Share Plans
Total share-based compensation cost was zero, $8.9 million, $1.4 million, $1.7 million, and $10.2 million for the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), the period January 1, 2022 through June 16, 2022 (Predecessor), and fiscal 2021 (Predecessor), respectively. These amounts are generally included within SG&A expenses in the consolidated statements of operations. The Company recognized zero related tax benefits associated with this expense for all periods presented.

Stock Compensation Plans
On the 2023 Effective Date, all outstanding equity-based awards under the Mallinckrodt Pharmaceuticals Stock and Incentive Plan, as amended and restated effective February 23, 2022, were automatically cancelled without consideration. No awards were granted during the period from November 15, 2023 through December 29, 2023 (Successor).
On the 2020 Effective Date, all outstanding equity-based awards under the Mallinckrodt Pharmaceuticals Stock and Incentive Plan, as amended and restated effective February 23, 2022, were automatically cancelled without consideration.
A new Mallinckrodt Pharmaceuticals Stock and Incentive Plan became effective on the 2020 Effective Date, which provided for the award of share options, share appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted shares, deferred share units, promissory shares and other share-based awards (collectively, "Awards"). The maximum number of common shares to be issued as Awards, subject to adjustment as provided under the terms of the plan was 1.8 million shares.
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
RSU activity was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 25, 2020 (Predecessor)	490,671	20.96
Exercised	(186,930)	23.43
Expired/Forfeited	(60,844)	19.58
Non-vested as of December 31, 2021 (Predecessor)	242,897	19.40
Expired/Forfeited	(242,897)	19.40
Non-vested as of June 16, 2022 (Predecessor)	—	—

Non-vested as of June 17, 2022 (Predecessor)	—	—
Granted	890,485	12.03
Non-vested as of December 30, 2022 (Predecessor)	890,485	12.03
Granted	2,089,814	1.18
Exercised	(332,604)	12.89
Expired/Forfeited	(2,647,695)	3.35
Non-vested as of November 14, 2023 (Predecessor)	—	—

The total fair value of RSU awards granted during the period from December 31, 2022 through November 14, 2023 (Predecessor) was $2.5 million.
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
A portion of the PSUs granted during the period from June 17, 2022 (Predecessor) to December 30, 2022 (Predecessor) and the period from December 31, 2022 to November 14, 2023 (Predecessor) could have been settled in shares and were classified as equity-based awards, and a portion of the PSUs had the ability to be settled in either shares or cash and were classified as liability-based awards. The Company recognized $2.6 million and $0.1 million of equity-based compensation costs during the period from December 31, 2022 (Predecessor) through November 14, 2023 (Predecessor) and the period from June 17, 2022 (Predecessor) through December 30, 2022 (Predecessor), respectively. The fair value of the liability-based awards was measured quarterly and based on the Company's performance.
PSU activity was as follows (1):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of June 17, 2022 (Predecessor)	—	—
Granted	675,821	8.34
Non-vested as of December 30, 2022 (Predecessor)	675,821	8.34
Granted	1,459,493	10.13
Forfeited	(2,135,314)	10.36
Non-vested as of November 14, 2023 (Predecessor)	—	—
(1)    The number of shares disclosed within this table are at the target number of 100.0%.

The Company generally uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards. The assumptions used in the Monte Carlo model for PSUs granted during the period December 31, 2022 through November 14, 2023 (Predecessor) and the period from June 17, 2022 through December 30, 2022 (Predecessor) were as follows:

	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022
Expected stock price volatility	40.1%	38.9%
Peer group stock price volatility	124.7	128.0
Correlation of returns	23.8	24.4
The weighted-average grant-date fair value per share of PSUs granted was $10.13 for the equity-based awards from the period from December 30, 2022 through November 14, 2023 (Predecessor).

17.	Guarantees
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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of the 2020 Bankruptcy Proceedings and is no longer a liability subsequent to the 2020 Effective Date. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the 2020 Bankruptcy Proceedings. As of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), $20.2 million and $19.3 million, respectively, remained in restricted cash, included in other long-term assets on the consolidated balance sheets. As of December 29, 2023 (Successor), the Company does not expect to make future payments related to these indemnification obligations.
As of December 29, 2023 (Successor), the Company had various other letters of credit, guarantees and surety bonds totaling $31.4 million and restricted cash of $42.9 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

18.	Commitments and Contingencies
The Company is subject to various legal proceedings and claims, including government investigations, environmental matters, product liability matters, patent infringement claims, antitrust matters, securities class action lawsuits, personal injury claims, employment disputes, contractual and other commercial disputes, and other legal proceedings, all in the ordinary course of business, including those described below. Although it is not feasible to predict the outcome of these matters, the Company believes, unless otherwise indicated below, given the information currently available, that the ultimate resolution of any particular matter, or matters that have the same legal or factual issues, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Governmental Proceedings
Acthar Gel-Related Matters
SEC Subpoena. In August 2019, the Company received a subpoena from the SEC for documents related to the Company's disclosure of its dispute with the HHS and CMS (together with the HHS, the "Agency") concerning the base date average manufacturer price for Acthar Gel under the Medicaid Drug Rebate Program, which was also the subject of litigation that the Company filed against the Agency. The SEC issued subsequent subpoenas on January 7, 2022 and September 28, 2022, requesting additional documents from the Company.

In connection with the investigation, on January 13, 2023, the SEC staff issued Wells Notices to the Company and individuals, including certain of its current and former executive officers, who were employed during 2019 (collectively, the "Individuals"). The notices indicate that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company that would allege violations of the federal securities laws, and against the Individuals that would allege violations of the federal securities laws and/or aiding and abetting violations of the federal securities laws. The Wells Notices indicated that the SEC staff would allege, among other things, that (a) the Company improperly omitted to disclose the dispute with the Agency prior to the litigation filed by the Company in federal court on May 21, 2019, and (b) the Company’s disclosure of the civil investigative demand received from the U.S. Attorney’s Office for the District of Massachusetts in January 2019 ("Boston CID") should have stated that the Boston CID related to the Company’s dispute with the Agency.
On November 30, 2023, the Company reached an agreement with the SEC to resolve the SEC staff’s investigation into the Company’s disclosures relating to (a) the dispute with the Agency and (b) the Boston CID. Specifically, the Company consented to the entry of an Order Instituting Cease-And-Desist Proceedings Pursuant to Section 8A of the Securities Act and Section 21C of the Exchange Act, Making Findings, and Imposing a Cease-And-Desist Order ("Order"). The Order included findings by the SEC that are neither admitted nor denied by the Company and directed Mallinckrodt to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act of 1934, as amended (Exchange Act"), and Exchange Act Rules 12b-20, 13a-1, 13a-13, and 13a-15(a). In addition, the Order requires the Company to retain a compliance consultant ("Consultant") to review the Company’s disclosure controls and procedures relating to collection and assessment of information concerning potential risks, contingencies, trends, and uncertainties, and the implementation and sufficiency of the Company’s internal accounting controls related to GAAP ASC 450. Under the terms of the Order, the Company will implement recommendations of the Consultant.

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
MNK 2011 Inc. (formerly known as Mallinckrodt Inc.) v. U.S. Food and Drug Administration and United States of America. In November 2014, the FDA reclassified the Company's Methylphenidate ER in the Orange Book: Approved Drug Products with Therapeutic Equivalence ("Orange Book"). In November 2014, the Company filed a Complaint in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the U.S. ("MD Complaint") for judicial review of the FDA's reclassification. In July 2015, the court granted the FDA's motion to dismiss with respect to three of the five counts in the MD Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts ("MD Order"). On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of the Company's Abbreviated New Drug Application ("ANDA") for Methylphenidate ER. On October 21, 2016, the U.S. Court of Appeals for the Fourth Circuit issued an order placing the Company's appeal of the MD Order in abeyance pending the outcome of the withdrawal proceedings. The parties exchanged documents and in April 2018, the Company filed its submission in support of its position in the withdrawal proceedings. A potential outcome of the withdrawal proceedings is that the Company's Methylphenidate ER products may lose their FDA approval and have to be withdrawn from the market.
U.S. Attorney's Office Subpoena. On August 22, 2023, the Company received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia ("USAO") seeking production of data and information for the time period from July 17, 2017 to the present, including information and data relating to the Company's reporting of suspicious orders for controlled substances, chargebacks and other transactions, and communications between the Company and the U.S. Drug Enforcement Administration ("DEA") regarding those issues. The Company's legal representatives discussed the intended scope of the subpoena and initial timeline with the USAO in August and September 2023. On September 27, 2023, the Company received a second grand jury subpoena from the USAO for documents pertaining to financial accounts related to the prior requests. On March 13, 2024, the Company received an additional grand jury subpoena from the USAO requesting additional information regarding financial transactions involving prescription drug products.
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

Patent Litigation
Branded Products. The Company will continue to vigorously enforce its intellectual property rights relating to its Branded products to prevent the marketing of infringing generic or competing products prior to the expiration of patents covering those products, which, if unsuccessful, could adversely affect the Company's ability to successfully maximize the value of individual Branded products and have an adverse effect on its financial condition, results of operations and cash flows. In the case of litigation filed against potential generic or competing products to Company's Branded products, those litigation matters can either be settled or the litigation pursued through a trial and any potential appeals of the lower court decision.
Generic Products. The Company continues to pursue development of a portfolio of generic products, some of which require submission of a Paragraph IV certification against patents listed in the FDA's Orange Book for the Branded product asserting that the Company's proposed generic product does not infringe and/or the Orange Book patent(s) are invalid and/or unenforceable. In the case of litigation filed against Company for such potential generic products, those litigation matters can either be settled or the litigation pursued through a trial and any potential appeals of the lower court decision in order to successfully launch those generic products in the future.
Mallinckrodt Pharmaceuticals Ireland Limited et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (collectively "Airgas") in the District of Delaware following notice from Airgas of its abbreviated new drug application ("ANDA") submission seeking approval from the FDA for a generic version of INOmax® (nitric oxide) gas, for inhalation ("INOmax"). Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011. The case is at an early stage and discovery is ongoing. In October 2023, the parties completed briefing on the Company’s motion for preliminary injunction seeking to prevent defendants Airgas Therapeutics LLC and Airgas USA LLC from infringing the Company’s U.S. patents during the pendency of the litigation; no hearing date has been scheduled at this time. On February 12, 2024, the court entered stipulations of consent for filing of an amended complaint. On March 22, 2024, the court granted Air Liquide S.A.’s motion to dismiss. AirGas Therapeutics, LLC and AirGas USA LLC remain parties to the litigation. The court set a trial date of September 8, 2025.
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
Amitiza Patent Challenges. The Company was granted numerous Japanese patents related to Amitiza and its use. In October 2023, the Company received two notifications from the Japan Patent Office ("JPO") that Sawai Pharmaceutical Co., Ltd. has filed two invalidation proceedings against two patent term extension ("PTE") registrations against JP Patent No. 4332353 issued to the Company that cover Amitiza and its use in Japan. In December 2023, the Company received notification that a new invalidation trial has been filed with the JPO against JP Patent Appln. No. 2002-586947 by Sawai Pharmaceutical Co., Ltd. The process is at an early stage. The Company believes that its patents and PTE registrations are valid, and the Company will vigorously defend its patents and PTE registrations.
In January 2024, the Company received notification of a new invalidation trial against the Amitiza PTE application as to JP Patent Appln. No. 2002-586947 filed by Towa Pharmaceutical Co., Ltd. that covers Amitiza and its use in Japan. This process is at an early stage. The Company believes that this PTE registration is valid, and the Company will vigorously defend its PTE registrations.

Commercial and Securities Litigation
Putative Class Action Securities Litigation (Continental General). On July 7, 2023, a putative class action lawsuit was filed against the Company, its Chief Executive Officer ("CEO") Sigurdur Olafsson, its Chief Financial Officer ("CFO") Bryan Reasons, and the Chairman of the Board, Paul Bisaro, in the U.S. District Court for the Southern District of New Jersey, captioned Continental General Insurance Company and Percy Rockdale, LLC v. Mallinckrodt plc et al., No. 23-cv-03662. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between June 17, 2022 and June 14, 2023. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s Opioid-Related Litigation Settlement and the risk of additional filings for bankruptcy protection. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court on September 10, 2023. On December 26, 2023, an amended complaint was filed by the lead plaintiff against Olafsson, Reasons, and Bisaro ("Individual Defendants"). As to the Company, any liability to the plaintiffs in this matter was discharged upon emergence from the 2023 Bankruptcy Proceedings. The Individual Defendants filed a motion to dismiss on February 26, 2024.
Acument Global. In May 2019, Acument Global Technologies, Inc. ("Acument"), filed a non-class complaint against the Company and other defendants in Tennessee state court, captioned as Acument Global Technologies, Inc., v. Mallinckrodt ARD Inc., et al., alleging violations of Tennessee Consumer Protection Laws, unjust enrichment, fraud and conspiracy to defraud. In February 2020, the court granted-in-part and denied-in-part the Company's motion to dismiss. While the court dismissed Acument's fraud-based claims and its claim under the Tennessee Consumer Protection Act, the court ruled that the antitrust and unjust enrichment claims may proceed. Following lifting of the automatic stay of this litigation pursuant to Section 362 of the Bankruptcy Code, on September 29, 2022, the court remanded the case to state court. On October 31, 2023, the state court granted the plaintiff’s voluntary motion to dismiss the Company from the case.
Local 542. In May 2018, the International Union of Operating Engineers ("IUOE") Local 542 filed a non-class complaint against the Company and other defendants in Pennsylvania state court alleging improper pricing and distribution of Acthar Gel, in violation of Pennsylvania's Unfair Trade Practices and Consumer Protection Law, aiding and abetting, unjust enrichment and negligent misrepresentation captioned as Int'l Union of Operating Engineers Local 542 v. Mallinckrodt ARD Inc., et al. Plaintiff filed an amended complaint in August 2018, the Company's objections to which were denied by the court. In January 2021, the Company removed this case to the EDPA. In March 2021, the EDPA granted the Company's motion to transfer the case to the U.S. District Court for the District of Delaware ("District of Delaware") and denied without prejudice Local 542's motion to remand the case to state court. In June 2021, the District of Delaware referred this case to the Bankruptcy Court in Delaware. On November 17, 2022, Local 542 filed a motion to withdraw the reference to the District Court, and the case was transferred back to the District of Delaware at Case No. 22-cv-01502. On December 22, 2022, Local 542 filed a request for the motion to withdraw the reference to be decided by the EDPA and to permit remand to state court. On December 28, 2022, the case was assigned to Judge Ambro of the United States Court of Appeals for the Third Circuit due to related cases. On June 27, 2023, the District of Delaware entered an order to withdraw reference of the action to the Delaware Bankruptcy Court and to transfer the case back to the EDPA in order to be remanded to state court. On January 9, 2024, the Court of Common Please entered an order marking the claims against the Mallinckrodt defendants "discontinued and ended without prejudice."

Generic Pharmaceutical Antitrust Multi-District Litigation.
In August 2016, a multi-district litigation ("MDL") was established in the EDPA relating to allegations of antitrust violations with respect to generic pharmaceutical pricing ("Generic Pricing MDL"). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. The Generic Pricing MDL includes lawsuits against the Company and dozens of other pharmaceutical companies, including a complaint filed by Attorneys General for 51 States, Territories and the District of Columbia seeking monetary damages and injunctive relief. While the Company is not subject to monetary damages in connection with these matters as a result of the 2023 Plan and vigorously disagrees with the plaintiffs' characterization of the facts and law, the Company is not able to reasonably estimate whether any injunctive relief will be granted, and if granted, whether it will materially impact the Company's financial position or operations; the Company does not intend to provide further disclosure unless this assessment changes.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including as described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of December 29, 2023 (Successor), it was probable that it would incur remediation costs in the range of $17.7 million to $47.9 million. The Company also concluded that, as of December 29, 2023 (Successor), the best estimate within this range was $36.1 million, of which $1.0 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the consolidated balance sheet as of December 29, 2023 (Successor). While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Lower Passaic River, New Jersey. The Company and approximately 70 other companies ("Cooperating Parties Group" or "CPG") are parties to a May 2007 Administrative Order on Consent with the Environmental Protection Agency ("EPA") to perform a remedial investigation and feasibility study ("RI/FS") of the 17-mile stretch known as the Lower Passaic River Study Area ("River"). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey (the "Lodi facility" and the "Belleville facility" respectively). In April 2014, the EPA issued a revised Focused Feasibility Study ("FFS"), with remedial alternatives to address cleanup of the lower 8-mile stretch of the River. The EPA estimated that the cost for the remediation alternatives ranged from $365.0 million to $3.2 billion and the EPA's preferred approach had an estimated cost of $1.7 billion. In April 2015, the CPG presented a draft of the RI/FS of the River to the EPA that included alternative remedial actions for the entire 17-mile stretch of the River. In March 2016, the EPA issued the Record of Decision ("ROD(s)") for the lower 8 miles of the River with a slight modification on its preferred approach and a revised estimated cost of $1.38 billion. In October 2016, the EPA announced that Occidental Chemicals Corporation had entered into an agreement to develop the remedial design.
In August 2018, the EPA finalized a buyout offer of $280,600 with the Company, limited to its former Lodi facility, for the lower 8 miles of the River. In September 2021, the EPA issued the ROD for the upper 9 miles of the River selecting source control as the remedy for the upper 9 miles with an estimated cost of $441.0 million. In September 2022, the Company entered into a conditional $0.3 million Early Cash-Out Consent Decree ("CD") with the EPA as a buyout for its portion of the upper part of the River related to its former Lodi facility; finalization of the CD is subject to the EPA approval following the public comment period that was extended until a September 22, 2023 court hearing to determine whether the court will hold a Fairness Hearing or whether the EPA will finalize and approve the conditional CD. On October 16, 2023, the court granted the EPA's request for a sixty-day extension, until November 21, 2023, to notify the Court regarding whether it plans to move forward with the conditional CD. The comment period resulted in a modification to the CD by USEPA which includes a cost reopener of $3.7 billion to the covenant not to sue. The United States filed the modified CD on January 17, 2024, and a motion for entry and response to comments was filed on January 31, 2024.
The portion of the liability related to the Belleville facility was discharged against the Company as a result of the 2020 Plan. Any reserves associated with this contingency were included in LSTC as of June 16, 2022, and any related liabilities were discharged under the Bankruptcy Code. The portion of the liability related to the Lodi facility remains a part of the reserve until the CD is lodged.
As of December 29, 2023 (Successor), the Company estimated that its remaining liability related to the River was $21.0 million, which was included within environmental liabilities on the consolidated balance sheet as of December 29, 2023 (Successor). Despite the issuance of the revised FFS and the RODs for both the lower and upper River by the EPA, the RI/FS by the CPG, and the conditional CD by the EPA, there are many uncertainties associated with the final agreed-upon remediation, potential future liabilities and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as the remediation progresses.

Bankruptcy Litigation and Appeals
First Lien Noteholder Matters. The 2020 Plan reinstated the 2025 First Lien Notes in an aggregate principal amount of $495.0 million and the note documents relating thereto. Certain holders of the 2025 First Lien Notes and the trustee in respect thereof (collectively, "Noteholder Parties"), objected to the reinstatement, arguing, among other things, that the Company was required to pay a significant make-whole premium as a condition to reinstatement of the 2025 First Lien Notes. In the course of confirming the 2020 Plan, the Bankruptcy Court overruled these objections.
On March 30, 2022, the Noteholder Parties appealed the confirmation order's approval of the reinstatement of the 2025 First Lien Notes to the United States District Court for the District of Delaware ("District Court"). The Company and the 2025 First Lien Notes trustee reached an agreement to hold the trustee's appeal in abeyance, to be determined by the result of the holders' appeals, subject to certain conditions, which was approved by the District Court. Briefing on the merits of the Noteholder Parties' appeals was completed on July 1, 2022. On the same date, the Company moved to dismiss the Noteholder Parties' appeals as equitably moot. Briefing on the motion was completed on August 5, 2022 and supplemental declarations were filed in the appeal. Oral argument was held on the Noteholder Parties' appeals on May 5, 2023, and the District Court took the matter under advisement.
As part of the 2023 restructuring support agreement ("2023 RSA"), certain holders including holders representing a substantial majority of the 2025 First Lien Notes ("Ad Hoc First Lien Notes Group") agreed to settle these appeals through the 2023 Plan. Among other provisions, the 2023 Plan incorporates the 2025 First Lien Notes Makewhole Settlement (as defined in the 2023 Plan), which comprises the allowance of a 2025 First Lien Notes Makewhole Amount Claim (as defined in the 2023 Plan) in a stipulated amount of $14.9 million (or 3.0% of the principal amount of the 2025 First Lien Notes). In exchange, the Ad Hoc First Lien Notes Group agreed to dismiss its appeal, and to cause the trustee to dismiss its companion appeal, upon the 2023 Effective Date. On August 23, 2023, the parties wrote to the District Court to outline the settlement and request that the appeals be held in abeyance pending the confirmation of the amended 2023 Plan. On August 23, 2023, the District Court entered an order stating that it would defer indefinitely issuing a decision in the appeal, but reserving the right to file an opinion and order at any later time prior to the filing of a stipulated dismissal of the appeals. On August 28, 2023, Columbus Hill Capital Management, L.P., a Noteholder Party that had filed a separate appeal, agreed to dismiss its appeal because it had sold the entirety of its position in the 2025 First Lien Notes.

As further described herein, the 2023 Plan, including the 2025 First Lien Notes Makewhole Settlement, was confirmed by the Bankruptcy Court on October 10, 2023. The appeal of the Ad Hoc First Lien Notes Group was resolved under the 2023 Plan, and the parties thereto filed an agreement to voluntarily dismiss the appeal on December 5, 2023.
Sanofi. On October 13, 2021, in the Company's 2020 Chapter 11 Cases, sanofi-aventis U.S. LLC ("Sanofi") filed a motion asking the Bankruptcy Court for an order determining that, under the Bankruptcy Code, the Company could not discharge certain alleged royalty obligations owed to Sanofi under an asset purchase agreement through which the Company acquired certain intellectual property from Sanofi's predecessor ("Sanofi Motion"). On November 4, 2021, the Bankruptcy Court denied the Sanofi Motion and ordered that any royalty obligations allegedly owed to Sanofi constitute prepetition unsecured claims that may be discharged under the Bankruptcy Code. On November 19, 2021, Sanofi appealed the Bankruptcy Court's ruling of the Sanofi Motion to the District Court. Briefing was completed on March 10, 2022 and the District Court affirmed on December 21, 2022, for which Sanofi filed a notice of appeal to the Third Circuit Court of Appeals on January 17, 2023. While the appeal has been fully briefed and the Third Circuit heard oral argument on December 11, 2023, the Third Circuit has yet to rule on the appeal.
Stratatech. Consummation of the 2020 Plan discharged the Company's liability with respect to certain contingent consideration provided to the prior securityholders of Stratatech Corporation ("Stratatech"). However, Russell Smestad, as the representative of these securityholders, has filed a motion in the Bankruptcy Court for an order either (i) granting allowance and immediate payment of an administrative expense claim in the amount of the liability of $20 million or (ii) finding that the claim was not susceptible to discharge and should be paid in full. The Company believes that the securityholders’ motion is without merit and intends to vigorously oppose it.
Discovery was substantially complete prior to the 2023 Bankruptcy Proceedings. Litigation of the securityholders’ motion was stayed automatically when the Company commenced the 2023 Bankruptcy Proceedings on August 28, 2023. Since the 2023 Debtors emerged from the 2023 Bankruptcy Proceedings on November 14, 2023, the Court set a schedule to complete discovery and other pre-hearing procedures. No hearing date before the Bankruptcy Court has been set.

Opioid-Related Litigation Settlement
On June 15, 2023, the Company, certain subsidiaries of the Company and the Trust entered into Amendment No. 1 ("Amendment") to the Opioid Deferred Cash Payments Agreement, which was entered into in connection with the 2020 Plan. The Amendment extended to June 23, 2023, from June 16, 2023, the date on which the $200.0 million installment payment with respect to the Opioid Deferred Cash Payment was required to be made to the Trust. Pursuant to the Amendment, the Trust subsequently provided several additional written notices that had the effect of extending the due date of the Opioid Deferred Cash Payment to August 15, 2023. In connection with entry into the 2023 RSA, the Company and the Trust entered into a final amendment to the Opioid Deferred Cash Payments Agreement, which provided that the Company's prior obligation to pay all remaining Opioid-Related Litigation Settlement payment obligations (including the Opioid Deferred Cash Payment) was permanently eliminated subject to the Company (a) making a $250.0 million payment to the Trust prior to the commencement of the 2023 Bankruptcy Proceedings (which was made on August 24, 2023) and (b) entering into the CVR Agreement to receive a payment (in cash or, at the Company's option subject to certain conditions, shares of the Company's equity) equal to the value of 5% of the Company's total outstanding equity (subject to certain dilution) less the exercise price, which is based on a total enterprise value of $3.776 billion less funded debt at emergence plus any excess cash at emergence after the emergence-date cash sweep contemplated by the 2023 RSA. Additionally, the 2023 Debtors' non-monetary obligations to the Trust were generally preserved, including the compliance-related operating injunction and the cooperation agreement (as amended).

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

	December 29, 2023 (Successor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$43.3	$29.1	$14.2	$—
Equity securities	28.9	28.9	—	—
Interest rate cap	12.9	—	—	12.9
	$85.1	$58.0	$14.2	$12.9
Liabilities:
Debt derivative liabilities	$15.1	$—	$—	$15.1
Deferred compensation liabilities	21.0	—	21.0	—
Contingent consideration liabilities	14.7	—	—	14.7
	$50.8	$—	$21.0	$29.8

	December 30, 2022 (Predecessor)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt and equity securities held in rabbi trusts	$36.6	$24.8	$11.8	$—
Equity securities	25.5	25.5	—	—
	$62.1	$50.3	$11.8	$—
Liabilities:
Deferred compensation liabilities	$26.0	$—	$26.0	$—
Contingent consideration liabilities	7.3	—	—	7.3
	$33.3	$—	$26.0	$7.3
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
During the period November 15, 2023 through December 29, 2023 (Successor), the period June 17, 2022 through December 30, 2022 (Predecessor), and fiscal 2021 (Predecessor), the Company recognized an unrealized gain of $13.5 million, $9.2 million, and $4.7 million, respectively and during the period December 31, 2022 through November 14, 2023 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), the Company recognized an unrealized loss of $10.1 million and $22.2 million, respectively, related to our investments within other income (expense), net in the consolidated statements of operations.
Interest rate cap. The Company is exposed to interest rate risk on its variable-rate debt. During the three months ended March 31, 2023 (Predecessor), the Company entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides the Company with interest rate protection (i) for the period March 16, 2023 through July 19, 2023 to the extent that the one-month LIBOR exceeds 4.65%, and (ii) for the period July 20, 2023 through March 26, 2026 to the extent that the one-month SOFR exceeds 3.84%.

During the period from March 16, 2023 to November 14, 2023 (Predecessor), the interest rate cap agreement qualified as a cash flow hedge. The premium paid was recognized in income on a rational basis, and changes in the fair value of the interest rate cap were recorded within accumulated other comprehensive income ("AOCI") and were subsequently reclassed into interest expense in the period when the hedged interest affects earnings. Upon adoption of fresh-start accounting, the Company reassessed the interest rate cap and elected to not apply hedge accounting. As such, during the Successor period, the interest rate cap agreement was not accounted for as a cash flow hedge and the changes in fair value of the interest rate cap were recorded within other income (expense) in the consolidated statement of operations. The fair value of the interest rate cap is included in other assets on the Company’s consolidated balance sheet as of December 29, 2023 (Successor).
The Company elected to use the income approach to value the interest rate cap derivative using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable such as LIBOR or SOFR rate curves, futures and volatilities. Mid-market pricing is used as a practical expedient in the fair value measurements. During the period from December 31, 2022 through November 14, 2023 (Predecessor), the Company recognized an unrealized gain of $5.7 million within AOCI with a gain of $0.7 million being reclassified into earnings as a component of interest expense, net. During the period from November 15, 2023 to December 29, 2023 (Successor), the Company recognized an $8.4 million unrealized loss in other income (expense) related to the changes in fair value of the interest rate cap. The cash payment of the $20.0 million premium and other corresponding activity related to the interest rate cap were reflected as cash flows from operating activities in the consolidated statement of cash flows for the period December 31, 2022 to November 14, 2023 (Predecessor).
Debt derivative liabilities. The debt derivative liabilities related to the Company's First and Second-Out Takeback Term Loans and Takeback Notes are measured using a 'with and without' valuation model to compare the fair values of each debt instrument including the identified embedded derivative feature. The "with" value corresponds to the fair value of each instrument assuming mandatory prepayment upon an asset sale. The "without" value corresponds to the fair value of each instrument assuming no mandatory prepayment upon an asset sale These derivative liabilities are classified as level 3 and the fair value of the debt instruments including the embedded derivative features were determined using the Black-Derman-Toy model based on three potential scenarios included in the tables below which includes significant unobservable inputs. The estimated settlement value of each scenario, which would include any required applicable premium (see Note 13), is then discounted to present value using a discount rate that is a 3.08% and 4.58% credit spread for the First and Second-Out Takeback Term Loans, respectively, plus the U.S. treasury yield commensurate with the cash flow payment date. The applicable premium estimates were calculated at each mandatory prepayment event date in accordance with the contractual definition and were based, in part, on subjective assumptions. These subjective assumptions relate to scenario-related proceeds from an asset sale, inclusive of estimated transaction fees and related taxes. The debt derivative liability is recorded at fair value, with the changes in fair value reported within earnings. The debt derivative liability was $15.1 million as of November 14, 2023 (Predecessor) and December 29, 2023 (Successor) and was recorded within accrued and other current liabilities within the consolidated balance sheet as of December 29, 2023 (Successor). Significant assumptions utilized in the determination of the fair value are as follows:
First and Second-Out Takeback Term Loans:

Input	Scenario 1	Scenario 2	Scenario 3
Remaining term (years)	5	5	5
Maturity Date	November 14, 2028	November 14, 2028	November 14, 2028
Coupon Rate	7.50% - 9.50% + SOFR	7.50% - 9.50% + SOFR	7.50% - 9.50% + SOFR
Probability of mandatory prepayment event before November 2025 (1)	25.00%	25.00%	6.25%
Estimated timing of mandatory prepayment event before November 2025(1)	August 2024	December 2024	August and December 2024
(1) Represents a significant unobservable input

Takeback Notes:

Input	Scenario 1	Scenario 2	Scenario 3
Remaining term (years)	5	5	5
Maturity Date	November 14, 2028	November 14, 2028	November 14, 2028
Coupon Rate	14.75%	14.75%	14.75%
Probability of mandatory prepayment event before November 2025 (1)	25.00%	25.00%	6.25%
Estimated timing of mandatory prepayment event before November 2025 (1)	August 2024	December 2024	August and December 2024
(1) Represents a significant unobservable input

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
Contingent consideration liabilities. In accordance with the 2020 Plan and the 2020 Scheme of Arrangement, the Company will provide consideration for the Terlivaz CVR primarily in the form of the achievement of a cumulative net sales milestone. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the Terlivaz CVR as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor) to be $14.7 million and $7.3 million, respectively.
All contingent consideration liabilities were classified within other liabilities in the consolidated balance sheets as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively. The following table summarizes activity for contingent consideration:

Balance as of December 30, 2022 (Predecessor)	$7.3
Fair value adjustments	(7.2)
Fresh-start adjustment	14.9
Balance as of November 14, 2023 (Predecessor)	$15.0

Balance as of November 15, 2023 (Successor)	$15.0
Fair value adjustments	(0.3)
Balance as of December 29, 2023 (Successor)	$14.7

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor):
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $80.7 million and $57.2 million as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), (level 1), respectively. Included within the balance as of the 2023 Effective Date was $24.0 million related to the funding of a professional fee escrow account upon emergence from the 2023 Bankruptcy Proceedings. Refer to Note 3 for further information. As of December 29, 2023 (Successor), the professional fee escrow balance was $17.6 million.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $45.3 million and $46.7 million as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively. These contracts are included in other assets on the consolidated balance sheets.
•Successor debt. The Company's Takeback Notes and receivables securitization facility are classified as level 1, as quoted prices are available in an active market for these notes. Since quoted market prices for the Company's Takeback Term Loans are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value.
Predecessor debt. The Company's First Lien Notes and receivables financing facility are classified as level 1, as quoted prices are available in an active market for these notes. Since quoted market prices for the Company's term loans are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value.

	Successor		Predecessor
	December 29, 2023		December 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
14.75% Second-Out Takeback Notes due November 2028	$836.4	$844.4	$—	$—
10.00% first lien senior secured notes due April 2025	—	—	475.9	425.9
10.00% second lien senior secured notes due April 2025	—	—	242.2	216.8
11.50% first lien senior secured notes due December 2028	—	—	650.0	552.6
10.00% second lien senior secured notes due June 2029	—	—	175.5	176.7

Level 2:
First-Out Takeback Term Loan Due November 2028	243.4	232.8	—	—
Second-Out Takeback Term Loan Due November 2028	685.5	654.0	—	—
2017 Replacement Term loan due September 2027	—	—	1,222.1	1,037.8
2018 Replacement Term loan due September 2027	—	—	326.9	274.8
Total Debt	$1,765.3	$1,731.2	$3,092.6	$2,684.6

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total segment net sales:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
FFF Enterprises, Inc.	23.1%	22.3%	26.1%	11.8%	*%
McKesson Corporation	10.8	*	*	*	*
AmerisourceBergen Corporation	*	10.0	*	*	*
CuraScript, Inc.	*	*	*	15.6	26.1
* Net sales to this distributor were less than 10.0% of total net sales during the respective periods presented above.
The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	Successor	Predecessor
	December 29, 2023	December 30, 2022
AmerisourceBergen Corporation	24.2%	23.3%
McKesson Corporation	20.0	17.3
FFF Enterprises, Inc.	*	16.2
* Accounts receivable attributable to this distributor was less than 10.0% of total gross accounts receivable at the end of the respective period presented above.

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total segment net sales:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Acthar Gel	23.5%	22.7%	28.3%	25.4%	26.9%
INOmax	14.5	16.5	16.7	19.0	20.3
Therakos	16.1	13.6	12.5	12.5	12.1
APAP	13.4	11.4	10.7	11.0	*
* Net sales attributable to these products were less than 10.0% of total net sales during the respective periods presented above.

20.	Segment and Geographical Data
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
Management manages assets on a total company basis, not by operating segment. The Company's chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, the Company does not report asset information by operating segment. Total assets were approximately $3,733.6 million and $6,013.8 million as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively.

Selected information by reportable segment was as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Net sales:
Specialty Brands	$139.8	$949.2	$682.4	$587.1	$1,547.0
Specialty Generics	103.2	673.7	357.3	287.5	661.8
Net sales	$243.0	$1,622.9	$1,039.7	$874.6	$2,208.8
Operating loss:
Specialty Brands	$9.0	$209.9	$113.8	$267.2	$812.8
Specialty Generics (1)	5.8	156.2	(3.6)	65.3	107.9
Segment operating income	14.8	366.1	110.2	332.5	920.7
Unallocated amounts:
Corporate and unallocated expenses (2)	(4.0)	(45.8)	(39.3)	(48.2)	(129.6)
Depreciation and amortization	(25.8)	(490.3)	(347.5)	(321.8)	(675.8)
Share-based compensation	—	(8.9)	(1.4)	(1.7)	(10.2)
Restructuring charges, net	—	(0.9)	(11.1)	(9.6)	(26.9)
Non-restructuring impairment charges (3)	(3.8)	(179.9)	—	—	(154.9)
Liabilities management and separation costs (4)	(1.4)	(157.7)	(21.2)	(9.0)	(1.2)
Opioid-Related Litigation Settlement loss	—	—	—	—	(125.0)
Bad debt expense - customer bankruptcy	—	—	(6.4)	—	—
Operating loss	$(20.2)	$(517.4)	$(316.7)	$(57.8)	$(202.9)

Depreciation and amortization:
Specialty Brands	$15.3	$455.3	$323.6	$288.4	$597.7
Specialty Generics	10.5	35.0	23.9	33.4	78.1
	$25.8	$490.3	$347.5	$321.8	$675.8
(1)Includes $30.0 million of fresh-start inventory-related expense during the period from June 17, 2022 through December 30, 2022 (Predecessor) primarily driven by the Company's change in accounting estimate.
(2)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(3)Includes $135.9 million and $154.9 million of impairment charges on intangible assets during the period December 31, 2022 through November 14, 2023 (Predecessor) and fiscal 2021 (Predecessor), respectively, as further described in Note 12, a $44.0 million Acthar Gel inventory write-down to net realizable value during the period December 31, 2022 through November 14, 2023 (Predecessor), and $3.8 million of impairment charges on StrataGraft long-lived assets during the period November 15, 2023 through December 29, 2023 (Successor).
(4)Represents costs primarily related to professional fees incurred by the Company (including where the Company is responsible for the fees of third parties) in connection with its evaluation of its financial situation and related discussions with its stakeholders prior to the commencement of the 2023 Bankruptcy Proceedings, expenses incurred related to the severance of certain former executives of the Predecessor as a result of the 2020 Bankruptcy Proceedings, in addition to professional fees and costs incurred as the Company explores potential sales of non-core assets to enable further deleveraging post-emergence. As of the 2023 Petition Date and 2020 Petition Date, professional fees directly related to the 2023 Bankruptcy Proceedings and 2020 Bankruptcy Proceedings, respectively, that were previously reflected as liabilities management and separation costs were classified on a go-forward basis as reorganization items, net until the 2023 Effective Date and the 2020 Effective Date, respectively.

Net sales by product family within the Company's reportable segments were as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Acthar Gel	$57.0	$368.3	$294.1	$221.9	$593.6
INOmax	35.3	267.9	173.9	165.8	448.5
Therakos	39.1	220.0	130.5	109.6	266.5
Amitiza (1)	5.0	72.0	77.1	81.5	196.9
Terlivaz	2.3	13.3	1.2	—	—
Other	1.1	7.7	5.6	8.3	41.5
Specialty Brands	139.8	949.2	682.4	587.1	1,547.0

Opioids	31.6	230.7	117.9	88.8	213.2
ADHD	13.5	101.4	28.4	17.5	37.4
Addiction treatment	10.5	55.6	35.0	30.0	68.3
Other	1.6	8.2	6.8	4.9	12.0
Generics	57.2	395.9	188.1	141.2	330.9
Controlled substances	11.6	75.5	47.0	37.6	93.4
APAP	32.5	184.8	111.4	96.5	215.9
Other	1.9	17.5	10.8	12.2	21.6
API	46.0	277.8	169.2	146.3	330.9
Specialty Generics	103.2	673.7	357.3	287.5	661.8
Net Sales	$243.0	$1,622.9	$1,039.7	$874.6	$2,208.8
(1)Amitiza net sales consist of both product and royalty net sales.

Selected information by geographic area was as follows:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022	Year Ended December 31, 2021
Net sales (1):
U.S.	$212.8	$1,448.9	$928.3	$784.2	$1,991.8
Europe, Middle East and Africa	28.8	157.1	100.4	73.6	181.8
Other	1.4	16.9	11.0	16.8	35.2
Net Sales	$243.0	$1,622.9	$1,039.7	$874.6	$2,208.8
(1)Net sales are attributed to regions based on the location of the entity that records the transaction, none of which relate to the country of Ireland.

	Successor	Predecessor
	December 29, 2023	December 30, 2022
Long-lived assets (1):
U.S.	$165.9	$287.3
Europe, Middle East and Africa (2)	164.6	178.0
Other	2.8	3.1
	$333.3	$468.4
(1)Long-lived assets are primarily composed of property, plant and equipment, net.
(2)Includes long-lived assets located in Ireland of $162.1 million and $174.9 million as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively.

21.	Subsequent Events
StrataGraft
On January 4, 2024, the Company committed to a plan to cease commercialization and clinical development and wind down production of its StrataGraft product. The decision to discontinue StrataGraft was made following a slower-than-anticipated commercial uptake of the product and slower-than-anticipated enrollment in clinical trials. The Company is evaluating its next steps with respect to StrataGraft, which could include pursuing a sale, out-license or other strategic arrangement.

Employment Agreement and Compensation
On February 2, 2024, Mallinckrodt’s indirect subsidiary ST Shared Services LLC entered into a new employment agreement with Sigurdur Olafsson pursuant to which Mr. Olafsson will continue to serve as Mallinckrodt’s President and Chief Executive Officer.
On February 2, 2024, consistent with the 2023 Plan, the Successor's Board of Directors adopted the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan and reserved an aggregate of 1,036,649 ordinary shares (subject to adjustment in accordance with the terms of the plan) for the issuance of equity awards thereunder to employees and directors.
On February 2, 2024, the Board of Directors adopted a Transaction Incentive Plan intended to compensate designated Mallinckrodt executive officers and members of the Mallinckrodt Board of Directors with bonus payments based on the consummation of qualifying asset sale transactions.

Acthar Gel
On March 1, 2024, the FDA approved the Acthar Gel Single-Dose Pre-filled SelfJect™ Injector ("SelfJect"), a new delivery device for Acthar Gel for appropriate patients with a range of chronic and acute inflammatory and autoimmune conditions. SelfJect is intended to provide the appropriate subcutaneous dose of Acthar Gel, as prescribed by a healthcare professional, and is designed to help give patients control of their administration.

Commitments and Contingencies
Certain litigation matters occurred prior to December 29, 2023 (Successor) but had subsequent updates through the date of this report. See further discussion in Note 18.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of December 29, 2023 (Successor). Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2023 (Successor). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on its assessment, management concluded that, as of December 29, 2023, our internal controls over financial reporting were effective.
Our internal control over financial reporting as of December 29, 2023 (Successor) has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this Annual Report. This report is included below.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 29, 2023 (Successor) that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mallinckrodt plc

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mallinckrodt plc (the "Company") as of December 29, 2023 (Successor), based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of December 29, 2023 and for the periods from November 15, 2023 through December 29, 2023 (Successor Company) and December 31, 2022 through November 14, 2023 (Predecessor Company) of the Company and our report dated March 26, 2024, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of fresh-start accounting.

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

/s/ Deloitte & Touche LLP
St. Louis, Missouri
March 26, 2024

Item 9B.	Other Information.
During the fourth quarter of 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information regarding our directors required under this Item 10. Directors, Executive Officers and Corporate Governance will be filed with the SEC within 120 days after December 29, 2023 pursuant to General Instruction G(3) to Form 10-K.
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
Information regarding the compensation of our named executive officers and directors required under this Item 11. Executive Compensation will be filed with the SEC within 120 days after December 29, 2023 pursuant to General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups which own more than 5.0% of our ordinary shares, as well as information regarding the security ownership of our executive officers and directors, and other shareholder matters required under this Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be filed with the SEC within 120 days after December 29, 2023 pursuant to General Instruction G(3) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence required under this Item 13. Certain Relationships and Related Transactions, and Director Independence will be filed with the SEC within 120 days after December 29, 2023 pursuant to General Instruction G(3) to Form 10-K.

Item 14.	Principal Accounting Fees and Services.
Information regarding the services provided by and the fees paid to Deloitte & Touche LLP, our independent auditors, required under this Item 14. Principal Accounting Fees and Services will be filed with the SEC within 120 days after December 29, 2023 pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
Documents filed as part of this report:
1)    Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the fiscal year ended December 31, 2021 (Predecessor)
•Consolidated Statements of Comprehensive Operations for the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the fiscal year ended December 31, 2021 (Predecessor).
•Consolidated Balance Sheets as of December 29, 2023 (Successor) and December 30, 2022 (Predecessor)
•Consolidated Statements of Cash Flows for the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor) and the fiscal year ended December 31, 2021 (Predecessor).
•Consolidated Statement of Changes in Shareholders' Equity for the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor), the period from January 1, 2022 through June 16, 2022 (Predecessor), and the period from December 25, 2020 through December 31, 2021 (Predecessor)
•Notes to Consolidated Financial Statements
2)    Financial Statement Schedules. The financial statement schedule is included below. All other schedules have been omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

Schedule II - Valuation and Qualifying Accounts
(in millions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended Period from November 15, 2023 through December 29, 2023 (Successor)	$5.6	2.9	$—	$(2.0)	$6.5
Fiscal year ended Period from December 31, 2022 through November 14, 2023 (Predecessor)	4.4	4.2	—	(3.0)	5.6
Fiscal year ended Period from June 17, 2022 through December 30, 2022 (Predecessor)	5.9	0.5	—	(2.0)	4.4
Fiscal year ended Period from January 1, 2022 through June 16, 2022 (Predecessor)	4.7	1.2	—	—	5.9
Fiscal year ended December 31, 2021 (Predecessor)	4.5	1.2	—	(1.0)	4.7

Sales reserve accounts:
Fiscal year ended Period from November 15, 2023 through December 29, 2023 (Successor)	$250.5	$182.9	$—	$(206.0)	$227.4
Fiscal year ended Period from December 31, 2022 through November 14, 2023 (Predecessor)	294.0	1,422.0	—	(1,465.5)	250.5
Fiscal year ended Period from June 17, 2022 through December 30, 2022 (Predecessor)	276.9	848.1	—	(831.0)	294.0
Fiscal year ended Period from January 1, 2022 through June 16, 2022 (Predecessor)	272.8	715.7	—	(711.6)	276.9
Fiscal year ended December 31, 2021 (Predecessor)	235.4	2,166.0	—	(2,128.6)	272.8

Tax valuation allowance:
Fiscal year ended Period from November 15, 2023 through December 29, 2023 (Successor)	$4,584.8	$(1.1)	$0.1	$—	4,583.8
Fiscal year ended Period from December 31, 2022 through November 14, 2023 (Predecessor)	4,992.9	(407.4)	(0.7)	—	4,584.8
Fiscal year ended Period from June 17, 2022 through December 30, 2022 (Predecessor)	5,129.7	(136.0)	(0.8)	—	4,992.9
Fiscal year ended Period from January 1, 2022 through June 16, 2022 (Predecessor)	6,344.2	(1,213.5)	(1.0)	—	5,129.7
Fiscal year ended December 31, 2021 (Predecessor)	6,110.8	233.4	—	—	6,344.2

3)    Exhibits. The exhibits are included in the Exhibit Index that appears at the end of this Annual Report.

Item 16.	Form 10-K Summary.
None.

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1
First Amended and Prepackaged Joint Chapter 11 Plan of Reorganization of Mallinckrodt Plc and Its Debtor Affiliates, dated September 29, 2023 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 10, 2023).

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Memorandum and Articles of Association of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 15, 2023).
4.1
Indenture, dated as of November 14, 2023, by and among the Issuers, the Guarantors, Wilmington Savings Fund Society, FSB, as first lien trustee and Acquiom Agency Services LLC, as Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 15, 2023).

4.2	Form of 14.750% senior secured first lien notes due 2028 (included in Exhibit 4.1).
4.3	Description of Mallinckrodt's Registered Securities.
10.1†
Mallinckrodt Pharmaceuticals Severance Plan for U.S. Officers and Executives, amended September 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed November 2, 2021).

10.2†
Mallinckrodt Pharmaceuticals Change in Control Severance Plan for Certain U.S. Officers and Executives, amended May 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 8, 2017).

10.3
Contingent Value Rights Agreement, dated as of November 14, 2023, by and among the Company and the Opioid Master Disbursement Trust II (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2023).

10.4
Registration Rights Agreement, dated as of November 14, 2023, by and among the Company and the initial holders identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 15, 2023).

10.5
Deed Poll Relating to the Information Rights of Members of Mallinckrodt plc, dated November 14, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 15, 2023).

10.6
Credit Agreement, dated as of November 14, 2023, by and among the Issuers, the Company, the lenders party thereto from time to time, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Acquiom Agency Services LLC, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 15, 2023).

10.7
Form of First Lien Intercreditor Agreement, dated as of November 14, 2023, by and among the Issuers, the Company, the other grantors from time to time party thereto, Acquiom Agency Services LLC, as Collateral Agent and as credit agreement authorizing representative, Wilmington Savings Fund Society, FSB, as initial additional authorized representative, and each additional authorized representative from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 15, 2023).

10.8
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

10.9
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

10.10
Opioid Deferred Cash Payments Agreement, dated as of June 16, 2022, by and among Mallinckrodt plc, Mallinckrodt LLC, SpecGx Holdings LLC, SpecGx LLC and the Opioid Master Disbursement Trust II (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2022).

10.11	Letter Agreement, by and between Hugh O’Neill and Mallinckrodt plc (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed June 22, 2022).
10.12	Letter Agreement by and between Steven Romano and Mallinckrodt plc (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed June 22, 2022).
10.14†
Employment Agreement, by and between ST Shared Services LLC and Sigurdur Olafsson, dated February 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on FOrm 8-K filed February 2, 2024).

10.15†	Form of Second Amended and Restated Employment Agreement for Executive Officers.
10.16†	Amended and Restated Employment Agreement dated February 28, 2024, between Mallinckrodt Pharmaceuticals Ireland, Ltd. and Paul O'Neill.
10.17†	Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 2, 2024).

10.18†
Form of Restricted Stock Unit Award for Officers under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 2, 2024).

10.19†
Form of Restricted Stock Unit Award for the CEO under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 2, 2024).

10.20†
Form of Restricted Stock Unit Award for Directors under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 2, 2024).

10.21†
Form of Performance Stock Unit Award for Officers under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 2, 2024).

10.22†
Form of Performance Stock Unit Award for the CEO under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 2, 2024).

10.23†
Form of Performance Stock Unit Award for Directors under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed February 2, 2024).

10.24†	Mallinckrodt plc Transaction Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed February 2, 2024).
21.1	Subsidiaries of Mallinckrodt plc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Order Confirming the First Amended Plan of Reorganization of Mallinckrodt Plc and Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed October 10, 2023).

99.2	Order of the High Court of Ireland, dated as of November 10, 2023 (incorporated by reference to Exhibit 99.1 to Mallinckrodt plc’s Current Report on Form 8-K filed with the SEC on November 13, 2023).
101
The following materials from the Mallinckrodt plc Annual Report on Form 10-K for the fiscal year ended December 29, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Operations, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) related notes. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).
†Compensation plans or arrangements.
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

MALLINCKRODT PLC

March 26, 2024	By:	/s/ Bryan M. Reasons
Bryan M. Reasons Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sigurdur Olafsson	President, Chief Executive Officer and Director	March 26, 2024
Sigurdur Olafsson	(principal executive officer)

/s/ Bryan M. Reasons	Executive Vice President and Chief Financial Officer	March 26, 2024
Bryan M. Reasons	(principal financial and accounting officer)

/s/ Paul Bisaro	Chairman of the Board of Directors	March 26, 2024
Paul Bisaro

/s/ Katina Dorton	Director	March 26, 2024
Katina Dorton

/s/ Abbas Hussain	Director	March 26, 2024
Abbas Hussain

/s/ David Stetson	Director	March 26, 2024
David Stetson

/s/ Wesley Wheeler	Director	March 26, 2024
Wesley Wheeler

/s/ Jon Zinman	Director	March 26, 2024
Jon Zinman