Form 10-Q
period 2024-03-29
Mallinckrodt plc
filed 2024-05-09
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number : 001-35803

Mallinckrodt plc
(Exact name of registrant as specified in its charter)

Ireland	98-1088325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
College Business & Technology Park, Cruiserath,
Blanchardstown, Dublin 15, Ireland
(Address of principal executive offices) (Zip Code)

Telephone: +353 1 696 0000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐	Emerging Growth Company	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 3, 2024, the registrant had 19,696,335 ordinary shares outstanding at $0.01 par value.

MALLINCKRODT PLC
INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Statements of Operations for the three months ended March 29, 2024 (Successor) and March 31, 2023 (Predecessor).	2
	Condensed Consolidated Statements of Comprehensive Operations for the three months ended March 29, 2024 (Successor) and March 31, 2023 (Predecessor).	3
	Condensed Consolidated Balance Sheets as of March 29, 2024 (Successor) and December 29, 2023 (Successor).	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2024 (Successor) and March 31, 2023 (Predecessor).	5
	Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 29, 2024 (Successor) and March 31, 2023 (Predecessor).	6
	Notes to Condensed Consolidated Financial Statements.	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	35
Item 4.	Controls and Procedures.	35

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	36
Item 1A.	Risk Factors.	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 5.	Other Information.	36
Item 6.	Exhibits.	37

SIGNATURES		38

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Net sales	$467.8	$424.6
Cost of sales	303.8	374.8
Gross profit	164.0	49.8
Selling, general and administrative expenses	136.9	118.0
Research and development expenses	27.9	28.3
Restructuring charges, net	10.2	1.2
Liabilities management and separation costs	6.7	4.9
Operating loss	(17.7)	(102.6)
Interest expense	(59.1)	(162.0)
Interest income	6.8	4.7
Other income (expense), net	3.7	(14.6)
Reorganization items, net	—	(5.6)
Loss from continuing operations before income taxes	(66.3)	(280.1)
Income tax benefit	(0.7)	(30.8)
Loss from continuing operations	(65.6)	(249.3)
Income from discontinued operations, net of income taxes	0.2	—
Net loss	$(65.4)	$(249.3)

Basic (loss) income per share (Note 6):
Loss from continuing operations	$(3.33)	$(18.93)
Income from discontinued operations	0.01	—
Net loss	$(3.32)	$(18.93)
Basic weighted-average shares outstanding	19.7	13.2

Diluted (loss) income per share (Note 6):
Loss from continuing operations	$(3.33)	$(18.93)
Income from discontinued operations	0.01	—
Net loss	$(3.32)	$(18.93)
Diluted weighted-average shares outstanding	19.7	13.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited; in millions)

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Net loss	$(65.4)	$(249.3)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(4.8)	1.8
Derivatives, net of tax	—	(4.3)
Benefit plans, net of tax	—	(0.1)
Total other comprehensive loss, net of tax	(4.8)	(2.6)
Comprehensive loss	$(70.2)	$(251.9)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except share data)

	Successor
	March 29, 2024	December 29, 2023
Assets
Current Assets:
Cash and cash equivalents	$253.6	$262.7
Accounts receivable, less allowance for doubtful accounts of $7.0 and $6.5	377.1	377.5
Inventories	896.9	982.7
Prepaid expenses and other current assets	144.2	138.9
Total current assets	1,671.8	1,761.8
Property, plant and equipment, net	326.6	321.7
Intangible assets, net	583.7	608.4
Deferred income taxes	797.1	801.0
Other assets	250.4	240.7
Total Assets	$3,629.6	$3,733.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$6.5	$6.5
Accounts payable	82.5	100.4
Accrued payroll and payroll-related costs	39.1	82.8
Accrued interest	47.3	20.1
Acthar Gel-Related Settlement	21.5	21.5
Accrued and other current liabilities	279.1	269.9
Total current liabilities	476.0	501.2
Long-term debt	1,747.9	1,755.9
Acthar Gel-Related Settlement	133.5	128.5
Pension and postretirement benefits	40.1	40.6
Environmental liabilities	34.8	35.1
Other income tax liabilities	20.0	19.6
Other liabilities	85.4	92.5
Total Liabilities	2,537.7	2,573.4
Commitments and contingencies (Note 12)
Shareholders' Equity:
Ordinary A shares, €1.00 par value, 25,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.01 par value, 500,000,000 authorized; 19,696,335 issued and outstanding	0.2	0.2
Additional paid-in capital	1,196.5	1,194.6
Accumulated other comprehensive (loss) income	(1.2)	3.6
Retained deficit	(103.6)	(38.2)
Total Shareholders' Equity	1,091.9	1,160.2
Total Liabilities and Shareholders' Equity	$3,629.6	$3,733.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Cash Flows From Operating Activities:
Net loss	$(65.4)	$(249.3)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	35.1	145.1
Share-based compensation	1.9	2.6
Deferred income taxes	3.9	(33.4)
Non-cash (amortization) accretion expense	(1.1)	69.9
Other non-cash items	(0.6)	20.0
Changes in assets and liabilities:
Accounts receivable, net	(0.8)	9.6
Inventories	78.7	48.0
Accounts payable	(13.3)	(20.4)
Income taxes	(6.4)	138.9
Other	(16.2)	(31.1)
Net cash from operating activities	15.8	99.9
Cash Flows From Investing Activities:
Capital expenditures	(24.6)	(19.3)
Other	0.4	0.3
Net cash from investing activities	(24.2)	(19.0)
Cash Flows From Financing Activities:
Repayment of debt	(2.2)	(11.0)
Net cash from financing activities	(2.2)	(11.0)
Effect of currency rate changes on cash	(1.3)	0.3
Net change in cash, cash equivalents and restricted cash	(11.9)	70.2
Cash, cash equivalents and restricted cash at beginning of period	343.4	466.7
Cash, cash equivalents and restricted cash at end of period	$331.5	$536.9

Cash and cash equivalents at end of period	$253.6	$480.0
Restricted cash included in prepaid expenses and other current assets at end of period	37.1	21.5
Restricted cash included in other long-term assets at end of period	40.8	35.4
Cash, cash equivalents and restricted cash at end of period	$331.5	$536.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited; in millions)

	Ordinary Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Par Value
Balance as of December 29, 2023 (Successor)	19.7	$0.2	$1,194.6	$(38.2)	$3.6	1,160.2
Net loss	—	—	—	(65.4)	—	(65.4)
Other comprehensive loss	—	—	—	—	(4.8)	(4.8)
Share-based compensation	—	—	1.9	—	—	1.9
Balance as of March 29, 2024 (Successor)	19.7	$0.2	$1,196.5	$(103.6)	$(1.2)	$1,091.9

Balance as of December 30, 2022 (Predecessor)	13.2	$0.1	$2,191.0	$(588.2)	$10.8	$1,613.7
Net loss	—	—	—	(249.3)	—	(249.3)
Other comprehensive loss	—	—	—	—	(2.6)	(2.6)
Share-based compensation	—	—	2.6	—	—	2.6
Balance as of March 31, 2023 (Predecessor)	13.2	$0.1	$2,193.6	$(837.5)	$8.2	$1,364.4
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in millions, except share data, per share data, and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc is a global business of multiple wholly owned subsidiaries (collectively, “Mallinckrodt” or the “Company”) that develop, manufacture, market and distribute specialty pharmaceutical products and therapies. Areas of focus include autoimmune and rare diseases in specialty areas like neurology, rheumatology, hepatology, nephrology, pulmonology, ophthalmology and oncology; immunotherapy and neonatal respiratory critical care therapies; analgesics and gastrointestinal products.
The Company operates in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and active pharmaceutical ingredients (“API(s)”).
The Company owns or has rights to use the trademarks and trade names that are used in conjunction with the operation of its business. One of the more important trademarks that the Company owns or has rights to use that appears in this Quarterly Report on Form 10-Q is “Mallinckrodt,” which is a registered trademark or the subject of pending trademark applications in the United States (“U.S.”) and other jurisdictions. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned in the following notes. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in the following notes is, to the Company's knowledge, owned by such other company.

2023 Chapter 11 Cases
On August 28, 2023, the Company voluntarily initiated Chapter 11 proceedings (“2023 Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On September 20, 2023, the directors of the Company initiated examinership proceedings with respect to Mallinckrodt plc by presenting a petition to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 seeking the appointment of an examiner to Mallinckrodt plc. On October 10, 2023, the Bankruptcy Court entered an order confirming a plan of reorganization (“2023 Plan”). Subsequent to the Bankruptcy Court’s order confirming the 2023 Plan, the High Court of Ireland made an order confirming a scheme of arrangement on November 10, 2023, which is based on and consistent in all respects with the 2023 Plan (“2023 Scheme of Arrangement”). The 2023 Plan and the 2023 Scheme of Arrangement became effective on November 14, 2023, (“2023 Effective Date”), and the Company emerged from the 2023 Chapter 11 Cases and the Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”) on that date. See Note 2 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2023 filed with the SEC on March 26, 2024 (“Annual Report on Form 10-K”) for further information on the 2023 Plan and emergence from the 2023 Bankruptcy Proceedings.
As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are being classified on a go-forward basis within selling, general and administrative (“SG&A”) expenses. Cash paid for these professional fees for the three months ended March 29, 2024 (Successor) was $8.6 million.

2020 Chapter 11 Cases
Reorganization items, net for the Predecessor period represents amounts incurred after the effective date of the plan of reorganization and scheme of arrangement for the 2020 Chapter 11 Cases and the Irish examinership proceedings (together, the “2020 Bankruptcy Proceedings”) in 2022 that directly resulted from the 2020 Bankruptcy Proceedings and were entirely comprised of professional fees associated with the implementation of the plan of reorganization and scheme of arrangement. Cash paid for reorganization items, net for the three months ended March 31, 2023 (Predecessor) was $9.4 million.

Adoption of Fresh-Start Accounting
Upon emergence from the 2023 Bankruptcy Proceedings on November 14, 2023, the Company adopted fresh-start accounting in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 - Reorganizations (“ASC 852”), and became a new entity for financial reporting purposes as of the 2023 Effective Date. References to “Successor” relate to the financial position of the reorganized Company as of December 29, 2023 and March 29, 2024 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to “Predecessor” relate to the financial position of the Company as of December 30, 2022 and results of operations of the Company for the period from December 31, 2022 through November 14, 2023. All emergence-related transactions related to the 2023 Effective Date were recorded as of November 14, 2023. Accordingly, the unaudited condensed consolidated financial statements for the Successor periods are not comparable to the unaudited condensed consolidated financial statements for the Predecessor periods. See Note 3 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for further information.

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in U.S. dollars and in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and entities in which they own or control more than 50.0% of the voting shares. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows and financial position have been made. All intercompany balances and transactions have been eliminated in consolidation and all normal recurring adjustments necessary for a fair statement have been included in the results reported.
The results of entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal, and where appropriate, these operations have been reported in discontinued operations. Divestitures of product lines and businesses not meeting the criteria for discontinued operations have been reflected in operating loss.
The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but does not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K

Summary of Significant Accounting Policies
Share-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity or liability-based instruments based on the grant-date fair value of those awards. That cost is recognized over the requisite service period, which is the period an employee is required to provide service in exchange for the award (generally the vesting period). The cost for liability-based instruments is remeasured accordingly each reporting period throughout the requisite service period.
As of the 2023 Effective Date, the Company’s ordinary shares were no longer traded on an active market. Accordingly, the fair value of those share-based awards granted after the 2023 Effective Date requires the valuation of the Company’s equity utilizing the application of significant estimates, assumptions, and judgments. With the assistance of a third-party valuation advisor, the estimated fair value of total share-based awards was based on an income approach, a calculation of the present value of the future cash flows to be generated by the business based on its projection. The basis of the discounted cash flow analysis used in developing the equity value was based on Company prepared projections that included a variety of estimates and assumptions, including but not limited to expected future revenue and expenses, future cash flows, discount rates, and the probability of possible future events. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s equity value.

Fiscal Year
The Company reports its results based on a “52-53 week” year ending on the last Friday of December. Unless otherwise indicated, the three months ended March 29, 2024 (Successor) refers to the thirteen week period ended March 29, 2024 (Successor) and the three months ended March 31, 2023 (Predecessor) refers to the thirteen week period ended March 31, 2023 (Predecessor).

2.	Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in November 2023. This ASU expands on reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The required disclosure, which is on an annual and interim basis, specifies that significant segment expenses are expenses that are regularly provided to the chief operating decision maker and are used to evaluate performance by segment to make decisions about resource allocations. ASU 2023-07 is effective for the Company beginning with the fiscal year ending December 27, 2024 and interim periods within the fiscal year ending December 26, 2025, with early adoption permitted. The Company is currently evaluating the impact the disclosure requirements of this standard will have on the disclosures within the consolidated financial statements.
The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in December 2023. This ASU requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the “rate reconciliation”) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. ASU 2023-09 is effective for the Company for the fiscal year ending December 25, 2025. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.

3.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 14 for presentation of the Company's net sales by product family.
Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks (1)	Product Returns	Other Sales Deductions	Total
Balance as of December 30, 2022 (Predecessor)	$265.3	$16.0	$12.7	$294.0
Provisions	355.6	3.2	9.5	368.3
Payments or credits	(404.3)	(4.0)	(15.0)	(423.3)
Balance as of March 31, 2023 (Predecessor)	$216.6	$15.2	$7.2	$239.0

Balance as of December 29, 2023 (Successor)	$201.6	$14.5	$11.3	$227.4
Provisions	401.2	4.2	14.2	419.6
Payments or credits	(397.0)	(5.7)	(13.5)	(416.2)
Balance as of March 29, 2024 (Successor)	$205.8	$13.0	$12.0	$230.8
(1)Includes $44.7 million and $59.0 million of accrued Medicaid and $34.9 million and $35.1 million of accrued rebates as of March 29, 2024 (Successor) and December 29, 2023 (Successor), respectively, included within accrued and other current liabilities in the unaudited condensed consolidated balance sheets.

Product sales transferred to customers at a point in time and over time were as follows:

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Product sales transferred at a point in time	84.7%	80.2%
Product sales transferred over time	15.3	19.8

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of March 29, 2024 (Successor):

Remainder of Fiscal 2024	$62.8
Fiscal 2025	51.8
Fiscal 2026	20.1
Thereafter	3.4

4.	Restructuring and Related Charges
The Company, from time to time, seeks more cost-effective means to improve profitability and to respond to changes in its markets. As such, the Company may incur restructuring costs as a component of the Company’s operating costs. During fiscal 2021 (Predecessor) and 2018 (Predecessor), the Company’s predecessor board of directors approved restructuring programs, neither of which has pre-determined actions or a specified time period. Charges of $50.0 million to $100.0 million were authorized for under the 2021 program and $100.0 million to $125.0 million were authorized for under the 2018 program. The 2021 program commenced upon substantial completion of the 2018 program, which occurred during the first quarter of 2024.
During the first quarter of 2024, the Company committed to a plan to cease commercialization and clinical development, and wind down production of StrataGraft® (“StrataGraft”). As a result, the Company recorded restructuring and related charges, net, within the Specialty Brands segment related to StrataGraft of $10.2 million, which include (i) $4.6 million of one-time termination benefits and (ii) $5.6 million in contract termination costs.
Additionally, the Company recorded a $2.5 million net gain within SG&A, which included a $5.1 million non-cash gain related to the write-off of a lease liability, offset by a $2.6 million lease termination cash penalty. The termination penalty is currently recorded in accrued and other current liabilities on the unaudited condensed consolidated balance sheet as of March 29, 2024 (Successor).
These actions began in the first quarter of 2024 and are expected to be completed in the first quarter of 2025. The Company currently expects to incur approximately $2.0 million of additional one-time termination benefits within the Specialty Brands segment through the first quarter of 2025. The exact timing to complete all actions and final costs associated will depend on a number of factors and are subject to change.
Net restructuring and related charges by segment were as follows:

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Specialty Brands	$10.2	$—
Corporate	—	1.9
Restructuring and related charges, net	10.2	1.9
Less: accelerated depreciation	—	(0.7)
Restructuring charges, net	$10.2	$1.2
Net restructuring and related charges by program were comprised of the following:

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
2021 Program	$10.2	$—
2018 Program	—	1.9
Less: non-cash charges, including accelerated depreciation	—	(0.8)
Total charges expected to be settled in cash	$10.2	$1.1

The following table summarizes the restructuring reserves, which are included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheet:

	2021 Program
	Severance	Contract Costs	Total
Balance as of December 29, 2023 (Successor)	$—	$—	$—
Charges from continuing operations	4.6	5.6	10.2
Cash payments	(2.8)	(3.2)	(6.0)
Balance as of March 29, 2024 (Successor)	$1.8	$2.4	$4.2
Cumulative net restructuring and related charges incurred for the 2021 and 2018 Programs were as follows as of March 29, 2024 (Successor):

	2021 Program	2018 Program
Specialty Brands	$10.2	$3.1
Specialty Generics	—	19.3
Corporate	—	96.9
	$10.2	$119.3

5.	Income Taxes
The Company recognized an income tax benefit of $0.7 million on a loss from continuing operations before income taxes of $66.3 million for the three months ended March 29, 2024 (Successor). This resulted in an effective tax rate of 1.1%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.
The Company recognized an income tax benefit of $30.8 million on a loss from continuing operations before income taxes of $280.1 million for the three months ended March 31, 2023 (Predecessor). This resulted in an effective tax rate of 11.0%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, permanent non-deductible tax items, and the mix of pretax earnings in various jurisdictions.
During the three months ended March 29, 2024 (Successor), net cash payments for income taxes were $1.9 million related to operational activity. During the three months ended March 31, 2023 (Predecessor), net cash refunds for income taxes were $136.3 million, including refunds of $139.3 million received as a result of provisions in the CARES Act and net payments of $3.0 million related to operational activity.
On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) released the Global Anti-Base Erosion (“GloBE”) Model Rules (“Pillar Two”) providing a legislative framework for the Income Inclusion Rule and the Under-Taxed Payment Rule (“UTPR”). Pillar Two is designed to ensure that large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, principally creating a 15% minimum global effective tax rate. On December 15, 2022, the E.U. member states, as well as many other countries, adopted a directive implementing the Pillar Two global minimum tax rules. On December 20, 2022, the OECD released three guidance documents related to Pillar Two. These documents included guidance on safe harbors and penalty relief and consultation papers on the GloBE Information Return and Tax Certainty for the GloBE rules. A number of jurisdictions have transposed the directive into national legislation with the rules to be applicable for fiscal years beginning on or after December 31, 2023, with the exception of the UTPR which is to be applicable for fiscal years beginning on or after December 31, 2024. As the Company's fiscal year end was December 29, 2023, Pillar Two is not effective until the Company’s fiscal year ending December 25, 2025. The Company is closely monitoring developments and is evaluating the impacts these new rules will have on its tax rate, including the eligibility to qualify for the safe harbor rules.
The Company's unrecognized tax benefits, excluding interest, totaled $33.0 million and $33.3 million as of March 29, 2024 (Successor) and December 29, 2023 (Successor), respectively. Within the next twelve months, the unrecognized tax benefits and the related interest and penalties are not expected to change significantly.

6.	Loss per Share
Loss per share is computed by dividing net loss by the number of weighted-average shares outstanding during the period. Dilutive securities, including participating securities, have not been included in the computation of loss per share as the Company reported a net loss from continuing operations during all periods presented below.

The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Basic and diluted	19.7	13.2

7.	Inventories
Inventories were comprised of the following:

	Successor
	March 29, 2024	December 29, 2023
Raw materials	$100.1	$98.0
Work in process	459.1	501.8
Finished goods	337.7	382.9
	$896.9	$982.7

8.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following:

	Successor
	March 29, 2024	December 29, 2023
Property, plant and equipment, gross	$346.5	$331.3
Less: accumulated depreciation	(19.9)	(9.6)
Property, plant and equipment, net	$326.6	$321.7
Depreciation expense was as follows:

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Depreciation expense	$10.3	$11.9

9.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following:

	Successor
	March 29, 2024		December 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$624.6	$40.9	$624.6	$16.2

Intangible asset amortization expense was as follows:

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Amortization expense	$24.8	$133.2
The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Successor
Remainder of Fiscal 2024	$65.6
Fiscal 2025	74.8
Fiscal 2026	68.4
Fiscal 2027	62.0
Fiscal 2028	55.6
Fiscal 2029	46.3

10.	Debt
Debt was comprised of the following at the end of each period:

	Successor
	March 29, 2024			December 29, 2023
	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
First-Out Takeback Term Loan due November 2028	$1.7	$1.7	$—	$1.7	$1.7	$—
Second-Out Takeback Term Loan due November 2028	4.8	4.8	—	4.8	4.8	—
Total current debt	6.5	6.5	—	6.5	6.5	—
Long-term debt:
First-Out Takeback Term Loan due November 2028	$226.6	240.4	$—	$227.1	$241.7	$—
Second-Out Takeback Term Loan due November 2028	634.0	676.7	—	635.6	680.7	—
14.75% Second-Out Takeback Notes due November 2028	778.6	833.5	—	778.6	836.4	—
Receivables financing facility due December 2027	—	—	2.7	—	—	2.9
Total long-term debt	1,639.2	1,750.6	2.7	1,641.3	1,758.8	2.9
Total debt	$1,645.7	$1,757.1	$2.7	$1,647.8	$1,765.3	$2.9
Takeback debt
In connection with emergence from the 2023 Bankruptcy Proceedings, the Company entered into a new senior secured first lien term loan facility with an aggregate principal amount of approximately $871.4 million (“First and Second-Out Takeback Term Loans”), consisting of approximately $229.4 million of “first-out” Takeback Term Loans (“First-Out Takeback Term Loans”) and approximately $642.0 million of “second-out” Takeback Term Loans (“Second-Out Takeback Term Loans”). The Company also issued approximately $778.6 million in aggregate principal amount of “second-out” 14.75% senior secured first lien notes due 2028 (“Takeback Notes” and, together with the Second-Out Takeback Term Loans, the “Second-Out Takeback Debt” and, together with the Takeback Term Loans, the “Takeback Debt”).

Applicable interest rate
As of March 29, 2024 (Successor), the applicable interest rate and outstanding principal on the Company's debt instruments were as follows:

	Applicable Interest Rate	Outstanding Principal
Fixed-rate instruments	14.75%	$778.6
First-Out Takeback Term Loans (1)	11.34	228.3
Second-Out Takeback Term Loans (1)	13.34	638.8
(1)Includes the impact of the interest rate cap agreement, which is discussed further in Note 13.

11.	Guarantees
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
On October 12, 2020, the Company voluntarily initiated the 2020 Bankruptcy Proceedings. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of the 2020 Bankruptcy Proceedings and is no longer a liability of the Successor Company. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the 2020 Bankruptcy Proceedings. As of March 29, 2024 (Successor) and December 29, 2023 (Successor), $20.5 million and $20.2 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets, respectively. As of March 29, 2024 (Successor), the Company does not expect to make future payments related to these indemnification obligations.
As of March 29, 2024 (Successor), the Company had various other letters of credit, guarantees and surety bonds totaling $31.5 million and restricted cash of $43.6 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities. Comparatively, as of December 29, 2023 (Successor), the Company had various other letters of credit, guarantees and surety bonds totaling $31.4 million and restricted cash of $42.9 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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

Governmental Proceedings
Florida Civil Investigative Demand. In or around February 2019, the Company received a civil investigative demand (“CID”) from the U.S. Attorney's Office for the Middle District of Florida for documents related to alleged payments to healthcare providers in Florida and whether those payments violated the Anti-Kickback Statute. The Company has cooperated with the investigation.

Generic Pricing Subpoena. In March 2018, the Company received a grand jury subpoena issued by the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to which the Antitrust Division of the Department of Justice is seeking documents regarding generic products and pricing, communications with generic competitors and other related matters. The Company is in the process of responding to this subpoena and is cooperating in the investigation.
MNK 2011 Inc. (formerly known as Mallinckrodt Inc.) v. U.S. Food and Drug Administration and United States of America. In November 2014, the FDA reclassified the Company's Methylphenidate ER in the Orange Book: Approved Drug Products with Therapeutic Equivalence (“Orange Book”). In November 2014, the Company filed a Complaint in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the U.S. (“MD Complaint”) for judicial review of the FDA's reclassification. In July 2015, the court granted the FDA's motion to dismiss with respect to three of the five counts in the MD Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts (“MD Order”). On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of the Company's Abbreviated New Drug Application (“ANDA”) for Methylphenidate ER. On October 21, 2016, the U.S. Court of Appeals for the Fourth Circuit issued an order placing the Company's appeal of the MD Order in abeyance pending the outcome of the withdrawal proceedings. The parties exchanged documents and in April 2018, the Company filed its submission in support of its position in the withdrawal proceedings. A potential outcome of the withdrawal proceedings is that the Company's Methylphenidate ER products may lose their FDA approval and have to be withdrawn from the market.
U.S. Attorney's Office Subpoena. On August 22, 2023, the Company received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia (“USAO”) seeking production of data and information for the time period from July 17, 2017 to the present, including information and data relating to the Company's reporting of suspicious orders for controlled substances, chargebacks and other transactions, and communications between the Company and the U.S. Drug Enforcement Administration (“DEA”) regarding those issues. The Company's legal representatives discussed the intended scope of the subpoena and initial timeline with the USAO in August and September 2023. On September 27, 2023, the Company received a second grand jury subpoena from the USAO for documents pertaining to financial accounts related to the prior requests. On March 13, 2024, the Company received an additional grand jury subpoena from the USAO requesting additional information regarding financial transactions involving prescription drug products.
On October 11, 2023, the Company’s legal representatives met with the USAO to, among other things, share information with the USAO about the operating injunction under which the Company's Specialty Generics segment has been operating since October 2020 and which was agreed to by 50 state and territory attorneys general and entered by the Bankruptcy Court (“operating injunction”). Among other things, the operating injunction provides that Specialty Generics must retain an independent monitor to evaluate and audit compliance with the operating injunction. R. Gil Kerlikowske, former Director of the Office of National Drug Control Policy and former Commissioner of U.S. Customs and Border Protection, currently serves as the monitor and issues periodic reports on Specialty Generics' compliance program, which can be found on the Company's web site at https://www.mallinckrodt.com/corporate-responsibility/corporate-compliance/.
The Company believes that Specialty Generics is in compliance with its obligations through its compliance program for controlled substances. Prior to the existing operating injunction, Specialty Generics operated under a compliance-related memorandum of understanding with DEA established in July 2017 that expired in July 2020.
The Company is in the process of responding to the subpoenas and is cooperating in the investigation. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time.

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

Mallinckrodt Pharmaceuticals Ireland Limited et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (collectively “Airgas”) in the District of Delaware following notice from Airgas of its abbreviated new drug application (“ANDA”) submission seeking approval from the FDA for a generic version of INOmax® (nitric oxide) gas, for inhalation (“INOmax”). Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011. The case is at an early stage and discovery is ongoing. In October 2023, the parties completed briefing on the Company’s motion for preliminary injunction seeking to prevent defendants Airgas Therapeutics LLC and Airgas USA LLC from infringing the Company’s U.S. patents during the pendency of the litigation; no hearing date has been scheduled at this time. On February 12, 2024, the court entered stipulations of consent for filing of an amended complaint. On March 22, 2024, the court granted Air Liquide S.A.’s motion to dismiss. AirGas Therapeutics, LLC and AirGas USA LLC remain parties to the litigation. The court set a trial date of September 8, 2025.
Many of the patents asserted against Airgas were previously asserted in the District of Delaware against Praxair Distribution, Inc. and Praxair, Inc. (collectively “Praxair”) in 2015 and 2016 following Praxair's submissions with FDA seeking approval for a nitric oxide drug product and delivery system. The litigation against Praxair resulted in Praxair's launch of a competitive nitric oxide product. The Company continues to develop and pursue patent protection of next generation nitric oxide delivery systems and additional uses of nitric oxide and intends to vigorously enforce its intellectual property rights against any parties that may seek to market a generic version of the Company's INOmax product and/or next generation delivery systems.
Amitiza® (“Amitiza”) Patent Challenges. The Company was granted numerous Japanese patents related to Amitiza. The Company has received notifications of petitions for invalidation trials described below, each of which was filed with the Japan Patent Office (“JPO”) and relates to Amitiza and its use in Japan. The JPO has the authority to determine the validity of each of these patent grants and each of these patent term extension (“PTE”) registration grants. A party may appeal the JPO’s determination to a court of law.
In October 2023, the Company received notification that Sawai Pharmaceutical Co., Ltd. (“Sawai”) had filed petitions for two invalidation trials against two PTE registrations for JP Patent No. 4332353. In December 2023, the Company received notification that Sawai had filed a petition for an invalidation trial against JP Patent Appln. No. 2002-586947. In April 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza, against PTE registrations of three additional patents (JP Patent No. 4786866, JP Patent Appln. No. 2003-543603 and JP Patent Appln. No. 2004-564537), and against one patent itself (JP Patent No. 4786866).
In January 2024, the Company received notification that Towa Pharmaceutical Co., Ltd. had filed a petition for an invalidation trial against the PTE registration for JP Patent Appln. No. 2002-586947.
Each of these challenges is at an early stage. The Company believes that each of these patents and/or PTE registrations is valid, and the Company will vigorously defend these patents and PTE registrations.

Commercial and Securities Litigation
Putative Class Action Securities Litigation (Continental General). On July 7, 2023, a putative class action lawsuit was filed against the Company, its Chief Executive Officer (“CEO”) Sigurdur Olafsson, its Chief Financial Officer (“CFO”) Bryan Reasons, and the Chairman of the Board, Paul Bisaro, in the U.S. District Court for the Southern District of New Jersey, captioned Continental General Insurance Company and Percy Rockdale, LLC v. Mallinckrodt plc et al., No. 23-cv-03662. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between June 17, 2022 and June 14, 2023. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s Opioid-Related Litigation Settlement and the risk of additional filings for bankruptcy protection. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court on September 10, 2023. On December 26, 2023, an amended complaint was filed by the lead plaintiff against Olafsson, Reasons, and Bisaro (“Continental Defendants”). As to the Company, any liability to the plaintiffs in this matter was discharged upon emergence from the 2023 Bankruptcy Proceedings. The Continental Defendants filed a motion to dismiss on February 26, 2024.

Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its former CEO Mark C. Trudeau, its CFO Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. On July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. On August 10, 2020, an amended complaint was filed by the lead plaintiff alleging an expanded putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the “Strougo Defendants”) The amended complaint claims that the defendants made various false and/or misleading statements and/or failed to disclose various material facts regarding Acthar Gel and its results of operations. On October 1, 2020, the defendants filed a motion to dismiss the amended complaint. On March 17, 2022, the Strougo action was administratively closed. On March 29, 2022, the Strougo action was reinstated only with respect to the Strougo Defendants, and the Strougo Defendants filed their reply in support of their motion to dismiss on May 2, 2022. As to the Company, this matter was resolved in bankruptcy with no further liability against the Company. However, the Company has indemnification obligations as to the Strougo Defendants. On December 16, 2022, the District Court issued an order denying the Strougo Defendants' motion to dismiss in all respects. The Strougo Defendants answered the complaint, and the case is now in the discovery phase. In March 2024, the parties conducted an in-person mediation session, which did not result in a resolution. The parties have agreed to pursue additional settlement negotiations, and the Company cannot reasonably estimate the amount or range of probable loss at this time. There can be no assurances that the Company will be successful in negotiating a favorable settlement.
Local 542. In May 2018, the International Union of Operating Engineers (“IUOE”) Local 542 filed a non-class complaint against the Company and other defendants in Pennsylvania state court alleging improper pricing and distribution of Acthar Gel, in violation of Pennsylvania's Unfair Trade Practices and Consumer Protection Law, aiding and abetting, unjust enrichment and negligent misrepresentation captioned Int'l Union of Operating Engineers Local 542 v. Mallinckrodt ARD Inc., et al. Plaintiff filed an amended complaint in August 2018, the Company's objections to which were denied by the court. In January 2021, the Company removed this case to the EDPA. In March 2021, the EDPA granted the Company's motion to transfer the case to the U.S. District Court for the District of Delaware (“District of Delaware”) and denied without prejudice Local 542's motion to remand the case to state court. In June 2021, the District of Delaware referred this case to the Bankruptcy Court in Delaware. On November 17, 2022, Local 542 filed a motion to withdraw the reference to the Bankruptcy Court, and the case was transferred back to the District of Delaware at Case No. 22-cv-01502. On June 27, 2023, the District of Delaware entered an order to withdraw reference of the action to the Bankruptcy Court and to transfer the case back to the EDPA to be remanded to state court. On January 9, 2024, the Court of Common Pleas entered an order marking the claims against the Mallinckrodt defendants “discontinued and ended without prejudice.”
Generic Pharmaceutical Antitrust Multi-District Litigation.
In August 2016, a multi-district litigation (“MDL”) was established in the EDPA relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (“Generic Pricing MDL”). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. The Generic Pricing MDL includes lawsuits against the Company and dozens of other pharmaceutical companies, including a complaint filed by Attorneys General for 51 States, Territories and the District of Columbia seeking monetary damages and injunctive relief. While the Company is not subject to monetary damages in connection with these matters as a result of the 2023 Plan and vigorously disagrees with the plaintiffs' characterization of the facts and law, the Company is not able to reasonably estimate whether any injunctive relief will be granted, and if granted, whether it will materially impact the Company's financial position or operations.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including as described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of March 29, 2024 (Successor), it was probable that it would incur remediation costs in the range of $17.1 million to $51.4 million. The Company also concluded that, as of March 29, 2024 (Successor), the best estimate within this range was $35.6 million, of which $0.8 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of March 29, 2024 (Successor). While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Lower Passaic River, New Jersey. The Company and approximately 70 other companies (“Cooperating Parties Group” or “CPG”) are parties to a May 2007 Administrative Order on Consent with the U.S. Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study (“RI/FS”) of the 17-mile stretch known as the Lower Passaic River Study Area (“River”). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey (the “Lodi facility” and the “Belleville facility” respectively). In April 2014, the EPA issued a revised Focused Feasibility Study (“FFS”), with remedial alternatives to address cleanup of the lower 8-mile stretch of the River. The EPA estimated that the cost for the remediation alternatives ranged from $365.0 million to $3.2 billion and the EPA's preferred approach had an estimated cost of $1.7 billion. In April 2015, the CPG presented a draft of the RI/FS of the River to the EPA that included alternative remedial actions for the entire 17-mile stretch of the River. In March 2016, the EPA issued the Record of Decision (“ROD(s)”) for the lower 8 miles of the River with a slight modification on its preferred approach and a revised estimated cost of $1.38 billion. In October 2016, the EPA announced that Occidental Chemicals Corporation had entered into an agreement to develop the remedial design.
In August 2018, the EPA finalized a buyout offer of $0.3 million with the Company, limited to its former Lodi facility, for the lower 8 miles of the River. In September 2021, the EPA issued the ROD for the upper 9 miles of the River selecting source control as the remedy for the upper 9 miles with an estimated cost of $441.0 million. In September 2022, the Company entered into a conditional $0.3 million Early Cash-Out Consent Decree (“CD”) with the EPA as a buyout for its portion of the upper part of the River related to its former Lodi facility; finalization of the CD is subject to the EPA approval following the public comment period. The comment period resulted in a modification to the CD by the EPA which includes a cost reopener of $3.7 billion to the covenant not to sue. The United States filed the modified CD with the U. S. District Court for the District of New Jersey on January 17, 2024, and a motion for entry and response to comments was filed on January 31, 2024. At least one party in the litigation has filed a brief in opposition to the motion to enter the modified CD. The court has not yet ruled on the motion.
The portion of the liability related to the Belleville facility was discharged against the Company as a result of the plan of reorganization related to the 2020 Bankruptcy Proceedings (“2020 Plan”). Any reserves associated with this contingency were included in liabilities subject to compromise as of June 16, 2022 (Predecessor), and any related liabilities were discharged under the Bankruptcy Code. The portion of the liability related to the Lodi facility remains a part of the reserve until the CD is lodged.
As of March 29, 2024 (Successor), the Company estimated that its remaining liability related to the River was $21.1 million, which was included within environmental liabilities on the unaudited condensed consolidated balance sheet as of March 29, 2024 (Successor). Despite the issuance of the revised FFS and the RODs for both the lower and upper River by the EPA, the RI/FS by the CPG, and the conditional CD by the EPA, there are many uncertainties associated with the final agreed-upon remediation, potential future liabilities and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as the remediation progresses.

Bankruptcy Litigation and Appeals
Sanofi. On October 13, 2021, in the Company's 2020 Bankruptcy Proceedings, sanofi-aventis U.S. LLC (“Sanofi”) filed a motion asking the Bankruptcy Court for an order determining that, under the Bankruptcy Code, the Company could not discharge certain alleged royalty obligations owed to Sanofi under an asset purchase agreement through which the Company acquired certain intellectual property from Sanofi's predecessor (“Sanofi Motion”). On November 4, 2021, the Bankruptcy Court denied the Sanofi Motion and ordered that any royalty obligations allegedly owed to Sanofi constitute prepetition unsecured claims that may be discharged under the Bankruptcy Code. On November 19, 2021, Sanofi appealed the Bankruptcy Court's ruling of the Sanofi Motion to the District Court. Briefing was completed on March 10, 2022 and the District Court affirmed on December 21, 2022, for which Sanofi filed a notice of appeal to the Third Circuit Court of Appeals on January 17, 2023. On April 25, 2024, the Third Circuit ruled in favor of the Company in all respects, stating that royalty obligations owed to Sanofi were discharged in bankruptcy.
Stratatech. Consummation of the 2020 Plan discharged the Company's liability with respect to certain contingent consideration provided to the prior securityholders of Stratatech Corporation (“Stratatech”). However, Russell Smestad, as the representative of these securityholders, has filed a motion in the Bankruptcy Court for an order either (i) granting allowance and immediate payment of an administrative expense claim in the amount of the liability of $20 million or (ii) finding that the claim was not susceptible to discharge and should be paid in full. The Company believes that the securityholders’ motion is without merit and intends to vigorously oppose it.
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

13.	Financial Instruments and Fair Value Measurements
Fair value is defined as the exit price that would be received from the sale of an asset or paid to transfer a liability, using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes a three-level fair value hierarchy as follows:
•Level 1 — observable inputs such as quoted prices in active markets for identical assets or liabilities;
•Level 2 — significant other observable inputs that are observable either directly or indirectly; and
•Level 3 — significant unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.
The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

		Fair Value Measurement Using Fair Value Hierarchy:
	March 29, 2024 (Successor)	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$44.9	$37.2	$7.7	$—
Equity securities	35.9	35.9	—	—
Interest rate cap	15.0	—	15.0	—
	$95.8	$73.1	$22.7	$—
Liabilities:
Debt derivative liability	$21.0	$—	$—	$21.0
Deferred compensation liabilities	19.9	—	19.9	—
Contingent consideration liabilities	16.1	—		16.1
	$57.0	$—	$19.9	$37.1

		Fair Value Measurement Using Fair Value Hierarchy:
	December 29, 2023 (Successor)	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$43.3	$29.1	$14.2	$—
Equity securities	28.9	28.9	—	—
Interest rate cap	12.9	—	12.9	—
	$85.1	$58.0	$27.1	$—
Liabilities:
Debt derivative liabilities	$15.1	$—	$—	$15.1
Deferred compensation liabilities	21.0	—	21.0	—
Contingent consideration liabilities	14.7	—	—	14.7
	$50.8	$—	$21.0	$29.8
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

Equity securities. Equity securities consist of shares in Silence Therapeutics plc and Panbela Therapeutics, Inc. for which quoted prices are available in an active market; therefore, these investments are classified as level 1 and are valued based on quoted market prices reported on internationally recognized securities exchanges. The three months ended March 29, 2024 (Successor) included $7.0 million of unrealized gains on equity securities related to our investments in Silence Therapeutics plc and Panbela Therapeutics, Inc, while the three months ended March 31, 2023 (Predecessor) included an unrealized loss of $15.1 million and were recorded within other income (expense) in the unaudited condensed consolidated statement of operations.
Interest rate cap. The Company is exposed to interest rate risk on its variable-rate debt. During the three months ended March 31, 2023, the Company entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides the Company with interest rate protection, through March 26, 2026, to the extent that the one-month secured overnight funding rate (“SOFR”) exceeds 3.84%.
The interest rate cap agreement is not accounted for as a cash flow hedge and the changes in fair value of the interest rate cap were recorded within other income (expense) in the unaudited condensed consolidated statement of operations. The fair value of the interest rate cap is included in other assets on the Company’s unaudited condensed consolidated balance sheet as of March 29, 2024 (Successor).
The Company elected to use the income approach to value the interest rate cap derivative using observable level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable such as SOFR rate curves, futures and volatilities. Mid-market pricing is used as a practical expedient in the fair value measurements. During the three months ended March 29, 2024 (Successor), the Company recognized a $2.1 million unrealized gain in other income (expense) in the unaudited condensed consolidated statement of operations related to the changes in fair value of the interest rate cap.
Debt derivative liabilities. The debt derivative liabilities related to the Company's First and Second-Out Takeback Term Loans and Takeback Notes are measured using a 'with and without' valuation model to compare the fair values of each debt instrument including the identified embedded derivative feature. The “with” value corresponds to the fair value of each instrument assuming mandatory prepayment upon an asset sale. The “without” value corresponds to the fair value of each instrument assuming no mandatory prepayment upon an asset sale. These derivative liabilities are classified as level 3 and the fair value of the debt instruments including the embedded derivative features were determined using the Black-Derman-Toy model based on three potential scenarios included in the tables below which includes significant unobservable inputs. The estimated settlement value of each scenario, which would include any required applicable premium, is then discounted to present value using a discount rate that is a 3.08% and 4.58% credit spread for the First and Second-Out Takeback Term Loans, respectively, plus the U.S. treasury yield commensurate with the cash flow payment date. The applicable premium estimates were calculated at each mandatory prepayment event date in accordance with the contractual definition and were based, in part, on subjective assumptions. These subjective assumptions relate to scenario-related proceeds from an asset sale, inclusive of estimated transaction fees and related taxes. The debt derivative liability is recorded at fair value, with the changes in fair value reported within earnings. The debt derivative liability was $21.0 million and $15.1 million as of March 29, 2024 (Successor) and December 29, 2023 (Successor), respectively, and was recorded within accrued and other current liabilities within the unaudited condensed consolidated balance sheets as of March 29, 2024 (Successor) and December 29, 2023 (Successor). The $5.9 million increase in debt derivative liability during the three months ended March 29, 2024 (Successor) was recognized in other income (expense), net. Significant assumptions utilized in the determination of the fair value are as follows:
First and Second-Out Takeback Term Loans:

Input	Scenario 1	Scenario 2	Scenario 3
Remaining term (years)	4.6	4.6	4.6
Maturity Date	November 14, 2028	November 14, 2028	November 14, 2028
Coupon Rate	7.50% - 9.50% + SOFR	7.50% - 9.50% + SOFR	7.50% - 9.50% + SOFR
Probability of mandatory prepayment event before November 2025 (1)	35.00%	35.00%	12.25%
Estimated timing of mandatory prepayment event before November 2025 (1)	September 2024	November 2024	September and November 2024
(1) Represents a significant unobservable input

Takeback Notes:

Input	Scenario 1	Scenario 2	Scenario 3
Remaining term (years)	4.6	4.6	4.6
Maturity Date	November 14, 2028	November 14, 2028	November 14, 2028
Coupon Rate	14.75%	14.75%	14.75%
Probability of mandatory prepayment event before November 2025 (1)	35.00%	35.00%	12.25%
Estimated timing of mandatory prepayment event before November 2025 (1)	September 2024	November 2024	September and November 2024
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
Contingent consideration liability. In accordance with the 2020 Plan and the Scheme of Arrangement related to the 2020 Irish examinership proceedings, the Company will provide consideration for the Terlivaz contingent value right agreement (“CVR”) primarily in the form of the achievement of a cumulative net sales milestone. The determination of fair value is dependent upon a number of factors, which include projections of future net sales, a weighted average cost of capital, and certain other market place data. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the Terlivaz CVR as of March 29, 2024 (Successor) and December 29, 2023 (Successor) to be $16.1 million and $14.7 million, respectively. All contingent consideration liabilities were classified within other liabilities in the unaudited condensed consolidated balance sheets as of March 29, 2024 (Successor) and December 29, 2023 (Successor).

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of March 29, 2024 (Successor) and December 29, 2023 (Successor):
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other highly liquid investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $77.9 million and $80.7 million as of March 29, 2024 (Successor) and December 29, 2023 (Successor) (level 1), respectively. Included within the balance as of the 2023 Effective Date was $24.0 million related to the funding of a professional fee escrow account upon emergence from the 2023 Bankruptcy Proceedings. As of March 29, 2024 (Successor), the professional fee escrow balance was $13.8 million.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $44.8 million and $45.3 million as of March 29, 2024 (Successor) and December 29, 2023 (Successor), respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.

The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	Successor
	March 29, 2024		December 29, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
14.75% Second-Out Takeback Notes due November 2028	$833.5	$854.5	$836.4	$844.4

Level 2:
First-Out Takeback Term Loan Due November 2028	242.1	232.2	243.4	232.8
Second-Out Takeback Term Loan Due November 2028	681.5	653.9	685.5	654.0
Total Debt	$1,757.1	$1,740.6	$1,765.3	$1,731.2

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
FFF Enterprises, Inc.	20.1%	18.8%
Cencora, Inc. (formerly known as AmerisourceBergen Corp.)	15.0	*
* Net sales to this distributor was less than 10.0% of the Company's total net sales for the respective periods presented above.
The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	Successor
	March 29, 2024	December 29, 2023
Cencora, Inc.	33.3%	24.2%
McKesson Corporation	19.9	20.0
The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Acthar Gel	22.0%	19.3%
INOmax	15.0	19.5
Therakos	12.4	13.8
APAP	11.0	10.9

14.	Segment Data
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
Selected information by reportable segment was as follows:

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Net sales:
Specialty Brands	$257.3	$252.0
Specialty Generics	210.5	172.6
Net sales	$467.8	$424.6
Operating income (loss):
Specialty Brands	$29.9	$32.4
Specialty Generics	38.2	32.8
Segment operating income	68.1	65.2
Unallocated amounts:
Corporate and unallocated expenses (1)	(31.9)	(14.0)
Depreciation and amortization	(35.1)	(145.1)
Share-based compensation	(1.9)	(2.6)
Restructuring charges, net	(10.2)	(1.2)
Liabilities management and separation costs (2)	(6.7)	(4.9)
Operating loss	(17.7)	(102.6)
Interest expense	(59.1)	(162.0)
Interest income	6.8	4.7
Other income (expense), net	3.7	(14.6)
Reorganization items, net (3)	—	(5.6)
Loss from continuing operations before income taxes	$(66.3)	$(280.1)
(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs included in SG&A, primarily related to professional fees and costs incurred as the Company explores potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings and the Company’s emergence from the Chapter 11 cases and Irish examinership proceedings in 2022.
(3)As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are being classified on a go-forward basis within SG&A expenses.

Net sales by product family within the Company's reportable segments were as follows:

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Acthar Gel	$102.8	$82.0
INOmax	70.2	82.7
Therakos	58.2	58.7
Amitiza	19.4	24.5
Terlivaz	6.0	2.2
Other	0.7	1.9
Specialty Brands	257.3	252.0

Opioids	81.9	62.2
ADHD	31.7	22.4
Addiction treatment	15.4	15.6
Other	1.5	1.8
Generics	130.5	102.0
Controlled substances	22.9	18.5
APAP	51.7	46.4
Other	5.4	5.7
API	80.0	70.6
Specialty Generics	210.5	172.6
Net sales	$467.8	$424.6

MALLINCKRODT PLC
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements that are based on management's beliefs and assumptions and on information currently available to management. See “Forward-Looking Statements” at the end of this Item 2 for important additional information and related considerations.

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
We operate our business in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and active pharmaceutical ingredients (“API(s)”).
For further information on our business and products, refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2023 (“Annual Report on Form 10-K”), filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on March 26, 2024.

2023 Emergence from Bankruptcy
On August 28, 2023, we voluntarily initiated Chapter 11 proceedings (“2023 Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On September 20, 2023, our directors of the Company initiated examinership proceedings with respect to Mallinckrodt plc by presenting a petition to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 seeking the appointment of an examiner to Mallinckrodt plc. On October 10, 2023, the Bankruptcy Court entered an order confirming a plan of reorganization (“2023 Plan”). Subsequent to the Bankruptcy Court’s order confirming the 2023 Plan, the High Court of Ireland made an order confirming a scheme of arrangement on November 10, 2023, which is based on and consistent in all respects with the 2023 Plan (“2023 Scheme of Arrangement”). The 2023 Plan and the 2023 Scheme of Arrangement became effective on November 14, 2023, (“2023 Effective Date”), and we emerged from the 2023 Chapter 11 Cases and the Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”) on that date.
Upon emergence from the 2023 Bankruptcy Proceedings on November 14, 2023, we adopted fresh-start accounting in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 - Reorganizations (“ASC 852”), and became a new entity for financial reporting purposes as of the 2023 Effective Date. References to “Successor” relate to the financial position of the reorganized Company as of December 29, 2023 and March 29, 2024 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to “Predecessor” relate to the financial position of the Company as of December 30, 2022 and results of operations of the Company for the period from December 31, 2022 through November 14, 2023. All emergence-related transactions related to the 2023 Effective Date were recorded as of November 14, 2023. Accordingly, the unaudited condensed consolidated financial statements for the Successor periods are not comparable to the Predecessor period.
As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are being classified on a go-forward basis within selling, general and administrative (“SG&A”) expenses. Further, we expect a significant reduction in professional fees directly related to the implementation of the 2023 Plan during 2024.
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

Business Factors Influencing the Results of Operations
We cannot adequately benchmark certain operating results of the three months ended March 29, 2024 (Successor) against the three months ended March 31, 2023 (Predecessor) as the comparison of Successor and Predecessor period would not be in accordance with U.S generally accepted accounting principles (“GAAP”). We do not believe that reviewing the results of the Successor period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that our key performance metrics such as net sales and segment results of operations for the three months ended March 29, 2024 (Successor) provide a meaningful comparison and are useful in identifying current business trends when compared to the three months ended March 31, 2023 (Predecessor). Accordingly, in addition to presenting our results of operations as reported in our unaudited condensed consolidated financial statements in accordance with GAAP, the discussion in “Results of Operations” and “Segment Results” below utilizes a comparison of the three months ended March 29, 2024 (Successor) against the three months ended March 31, 2023 (Predecessor).

Specialty Brands
Net sales of Acthar® Gel for the three months ended March 29, 2024 (Successor) increased $20.8 million, or 25.4%, to $102.8 million driven primarily by continued demand stabilization, as the product benefited from order variability primarily due to seasonality. We continue to differentiate Acthar Gel through product enhancements, including the development of the Acthar Gel delivery device and its Supplemental New Drug Application submission, which was approved by the U.S Food and Drug Administration (“FDA”) on March 1, 2024. We anticipate a launch in the third quarter of 2024. This product is expected to create an easier and more patient-friendly application for single unit dosage indications.
Net sales of INOmax® for the three months ended March 29, 2024 (Successor) decreased $12.5 million, or 15.1%, to $70.2 million driven primarily by continued competition from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We received FDA approval of our 510(k) for INOmax Evolve our next-generation nitric oxide delivery system. We expect the platform to be available in U.S. hospitals in the beginning of the second half of 2024. We intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or our next generation delivery systems.
Net sales of Amitiza® for the three months ended March 29, 2024 (Successor) decreased $5.1 million, or 20.8%, to $19.4 million driven primarily by a decline in royalties associated with decreased sales to Takeda Pharmaceuticals.

Specialty Generics
Net sales from the Specialty Generics segment for the three months ended March 29, 2024 (Successor) increased $37.9 million, or 22.0%, to $210.5 million driven primarily by an increase in finished-dosage generics net sales of $28.5 million driven by our ability to manufacture and supply product during periods of market disruption coupled with an increase in API net sales of $9.4 million.
The FDA has announced plans to require manufacturers of opioid analgesics dispensed in outpatient settings to make prepaid mail-back envelopes available to dispensing pharmacies as a new drug disposal option for patients. This measure, if and when implemented as announced, would result in increased costs to us, which could negatively impact our results of operations if we are unable to pass such costs to our customers. At this time, we are unable to estimate the potential impact of this measure.

Results of Operations
Three Months Ended March 29, 2024 (Successor) Compared with Three Months Ended March 31, 2023 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023	Percentage Change
U.S.	$422.5	$379.6	11.3%
Europe, Middle East and Africa	42.5	40.6	4.7
Other geographic areas	2.8	4.4	(36.4)
Net sales	$467.8	$424.6	10.2%

Net sales for the three months ended March 29, 2024 (Successor) increased $43.2 million, or 10.2%, to $467.8 million, compared with $424.6 million for the three months ended March 31, 2023 (Predecessor). This increase was primarily driven by an increase in finished-dosage generics and API net sales within our Specialty Generics segment and Acthar Gel within our Specialty Brands segment, partially offset by a decrease in net sales of INOmax and Amitiza within our Specialty Brands segment, as previously mentioned. For further information on changes in our net sales, refer to “Segment Results” within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Loss
Gross profit. Gross profit for the three months ended March 29, 2024 (Successor) increased $114.2 million, or 229.3%, to $164.0 million, compared with $49.8 million for the three months ended March 31, 2023 (Predecessor). Gross profit margin was 35.1% for the three months ended March 29, 2024 (Successor), compared with 11.7% for the three months ended March 31, 2023 (Predecessor). These increases were driven by lower intangible asset amortization expense of $24.8 million for the three months ended March 29, 2024 (Successor), compared with $133.2 million for the three months ended March 31, 2023 (Predecessor), as a result of the decreased intangible assets fair value from the 2023 fresh-start accounting. The increase in gross profit was also driven by the increase in net sales, as discussed above, as well as a change in product mix. These increases were partially offset by inventory step-up amortization of $103.3 million for the three months ended March 29, 2024 (Successor), compared with $71.4 million for the three months ended March 31, 2023 (Predecessor).
Selling, general and administrative expenses. SG&A expenses for the three months ended March 29, 2024 (Successor) increased $18.9 million, or 16.0%, to $136.9 million, compared with $118.0 million for the three months ended March 31, 2023 (Predecessor). As a percentage of net sales, SG&A expenses were 29.3% and 27.8% for the three months ended March 29, 2024 (Successor) and March 31, 2023 (Predecessor), respectively. These increases were primarily driven by $8.0 million of professional fees incurred subsequent to our emergence from the 2023 Bankruptcy Proceedings during the three months ended March 29, 2024 (Successor) coupled with incremental compensation costs.
Research and development expenses. Research and development (“R&D”) expenses for the three months ended March 29, 2024 (Successor) decreased $0.4 million, or 1.4%, to $27.9 million, compared with $28.3 million for the three months ended March 31, 2023 (Predecessor). As a percentage of net sales, R&D expenses were 6.0% and 6.7% for the three months ended March 29, 2024 (Successor) and March 31, 2023 (Predecessor), respectively. These decreases were primarily driven by the completion of certain development programs. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring charges, net. During the three months ended March 29, 2024 (Successor), we incurred $10.2 million related to one-time termination benefits and contract termination costs related to the ceased commercialization and clinical development and wind down of production of StrataGraft®. During the three months ended March 31, 2023 (Predecessor), we incurred $1.2 million primarily related to employee severance and related benefits.
Liabilities management and separation costs. Liabilities management and separation costs were $6.7 million during the three months ended March 29, 2024 (Successor) compared to $4.9 million during the three months ended March 31, 2023 (Predecessor). Both periods were primarily related to professional fees and costs incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings and the Chapter 11 cases in 2022, respectively.

Non-Operating Items
Interest expense and interest income. During the three months ended March 29, 2024 (Successor) and March 31, 2023 (Predecessor), net interest expense was $52.3 million and $157.3 million, respectively. During the three months ended March 29, 2024 (Successor), interest expense included $4.9 million of accretion expense associated with our settlement obligations compared to $45.9 million during the three months ended March 31, 2023 (Predecessor), respectively. The decrease in accretion expense associated with our settlement obligations was driven by our elimination of the opioid-related litigation liability during the 2023 Bankruptcy Proceedings. Further reducing our interest expense, net, was $6.1 million of amortization of debt compared to $24.0 million of accretion expense associated with debt during the three months ended March 29, 2024 (Successor) and March 31, 2023 (Predecessor), respectively. The decrease in interest expense was also impacted by a lower average outstanding debt balance during the three months ended March 29, 2024 (Successor) that yielded a decrease in interest expense as compared to the three months ended March 31, 2023 (Predecessor). The increase in our interest income of $2.1 million was primarily driven by interest income of $3.3 million from our interest rate cap agreement.

Other income (expense), net. During the three months ended March 29, 2024 (Successor) and March 31, 2023 (Predecessor), we incurred other income of $3.7 million and other expense of $14.6 million, respectively. The three months ended March 29, 2024 (Successor) included $7.0 million of unrealized gains on equity securities related to our investments in Silence Therapeutics plc and Panbela Therapeutics, Inc, while the three months ended March 31, 2023 (Predecessor) included an unrealized loss of $15.1 million on our equity security investments. During the three months ended March 29, 2024 (Successor), we recorded a $3.8 million unrealized net loss related to the changes in fair value of our derivative assets and liabilities.
Reorganization items, net. During the three months ended March 31, 2023 (Predecessor), we recorded $5.6 million in reorganization items, net, which represented professional fees associated with the implementation of the plan of reorganization after the emergence from our Chapter 11 cases in 2022. As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are being classified on a go-forward basis within SG&A expenses.
Income tax benefit. We recognized an income tax benefit of $0.7 million on a loss from continuing operations before income taxes of $66.3 million for the three months ended March 29, 2024 (Successor). This resulted in an effective tax rate of 1.1%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.
We recognized an income tax benefit of $30.8 million on a loss from continuing operations before income taxes of $280.1 million for the three months ended March 31, 2023 (Predecessor). This resulted in an effective tax rate of 11.0%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, permanent non-deductible tax items, and the mix of pretax earnings in various jurisdictions.

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

Three Months Ended March 29, 2024 (Successor) Compared with Three Months Ended March 31, 2023 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023	Percentage Change
Specialty Brands	$257.3	$252.0	2.1%
Specialty Generics	210.5	172.6	22.0
Net sales	$467.8	$424.6	10.2%
Specialty Brands. Net sales for the three months ended March 29, 2024 (Successor) increased $5.3 million, or 2.1%, to $257.3 million, compared with $252.0 million for the three months ended March 31, 2023 (Predecessor). As previously discussed, the increase in net sales was primarily driven by a $20.8 million, or 25.4%, increase in Acthar Gel partially offset by a $12.5 million, or 15.1%, decrease in INOmax and a $5.1 million, or 20.8%, decrease in Amitiza.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023	Percentage Change
U.S.	$239.6	$233.3	2.7%
Europe, Middle East and Africa	15.9	15.7	1.3
Other	1.8	3.0	(40.0)
Net sales	$257.3	$252.0	2.1%
Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023	Percentage Change
Acthar Gel	$102.8	$82.0	25.4%
INOmax	70.2	82.7	(15.1)
Therakos	58.2	58.7	(0.9)
Amitiza	19.4	24.5	(20.8)
Terlivaz	6.0	2.2	172.7
Other	0.7	1.9	(63.2)
Specialty Brands	$257.3	$252.0	2.1%
Specialty Generics. Net sales for the three months ended March 29, 2024 (Successor) increased $37.9 million, or 22.0%, to $210.5 million, compared with $172.6 million for the three months ended March 31, 2023 (Predecessor). As previously discussed, the increase in net sales was primarily driven by a $28.5 million, or 27.9% increase, in finished-dosage generic net sales driven by our opioid and ADHD products and a $9.4 million, or 13.3%, increase in API net sales.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023	Percentage Change
U.S.	$182.9	$146.3	25.0%
Europe, Middle East and Africa	26.6	24.9	6.8
Other	1.0	1.4	(28.6)
Net sales	$210.5	$172.6	22.0%
Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023	Percentage Change
Opioids	$81.9	$62.2	31.7%
ADHD	31.7	22.4	41.5
Addiction treatment	15.4	15.6	(1.3)
Other	1.5	1.8	(16.7)
Generics	130.5	102.0	27.9
Controlled substances	22.9	18.5	23.8
APAP	51.7	46.4	11.4
Other	5.4	5.7	(5.3)
API	80.0	70.6	13.3
Specialty Generics	$210.5	$172.6	22.0%

Operating Loss
Operating income by segment for the three months ended March 29, 2024 (Successor) and March 31, 2023 (Predecessor) is shown in the following table (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Specialty Brands (1)	$29.9	$32.4
Specialty Generics (2)	38.2	32.8
Segment operating income	68.1	65.2
Unallocated amounts:
Corporate and unallocated expenses (3)	(31.9)	(14.0)
Depreciation and amortization	(35.1)	(145.1)
Share-based compensation	(1.9)	(2.6)
Restructuring charges, net	(10.2)	(1.2)
Liabilities management and separation costs (4)	(6.7)	(4.9)
Total operating loss	$(17.7)	$(102.6)
Interest expense	(59.1)	(162.0)
Interest income	6.8	4.7
Other income (expense), net	3.7	(14.6)
Reorganization items, net	—	(5.6)
Loss from continuing operations before income taxes	$(66.3)	$(280.1)
(1)The three months ended March 29, 2024 (Successor) and March 31, 2023 (Predecessor) included inventory fair-value step-up expense of $72.0 million and $61.1 million, respectively.
(2)The three months ended March 29, 2024 (Successor) and March 31, 2023 (Predecessor) included inventory fair-value step-up expense of $31.3 million and $10.3 million, respectively. Additionally, the three months ended March 29, 2024 (Successor) included $2.0 million of fresh-start inventory-related income.
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to our reportable segments.
(4)Represents costs included in SG&A, primarily related to expenses incurred related to professional fees and costs incurred as we explore potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings and the Chapter 11 cases in 2022.
Specialty Brands. Operating income for the three months ended March 29, 2024 (Successor) decreased $2.5 million, to $29.9 million, compared with $32.4 million for the three months ended March 31, 2023 (Predecessor). Operating margin decreased to 11.6% for the three months ended March 29, 2024 (Successor), compared with 12.9% for the three months ended March 31, 2023 (Predecessor). These decreases in operating income and margin were primarily driven by a $10.9 million increase of inventory step-up expense to $72.0 million for the months ended March 29, 2024 (Successor), compared with $61.1 million for the three months ended March 31, 2023 (Predecessor). The decrease was partially offset by a $5.3 million increase in net sales as discussed above, resulting in an net decrease in gross profit of $0.6 million. The decrease in operating income also included a $1.4 million increase in SG&A expenses.
Specialty Generics. Operating income for the three months ended March 29, 2024 (Successor) increased $5.4 million, to $38.2 million, compared with an operating income of $32.8 million for the three months ended March 31, 2023 (Predecessor). Operating margin decreased to 18.1% for the three months ended March 29, 2024 (Successor), compared with 19.0% for the three months ended March 31, 2023 (Predecessor). The increases in operating income were primarily driven by a $37.9 million increase in net sales as described above, offset by a $21.0 million increase of inventory step-up expense to $31.3 million for the months ended March 29, 2024 (Successor), compared with $10.3 million for the three months ended March 31, 2023 (Predecessor), which reduced our operating margin, resulting in a $6.4 million increase to gross profit. The increase in operating income was partially offset by $1.9 million increase to SG&A expense.
Corporate and unallocated expenses. Corporate and unallocated expenses for the three months ended March 29, 2024 (Successor) increased $17.9 million, to $31.9 million, compared with $14.0 million for the three months ended March 31, 2023 (Predecessor). The increase in corporate and unallocated expense was primarily driven by $8.0 million of professional fees related to the implementation of the 2023 Plan during the three months ended March 29, 2024 (Successor) coupled with increased compensation costs.

Liquidity and Capital Resources.
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions (inclusive of interest on our variable-rate debt instruments), capital expenditures, cash paid in connection with settlement obligations, acquisitions and licensing agreements and cash received as a result of our divestitures. We have historically generated and expect to continue to generate positive cash flows from operations, and we believe that our sources of liquidity are adequate to fund our operations for the next twelve months and the foreseeable future. Our ability to fund our capital needs, including to repay our outstanding indebtedness and meet our settlement obligation, particularly over the long-term, is impacted by our ongoing ability to generate cash from operations and access to capital markets. See the discussion of risks related to our outstanding indebtedness contained in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K under the heading “Risk Factors — Risks Related to Our Indebtedness and Settlement Obligation.” In addition, with a goal of further reducing our debt and providing a stronger base to maximize long-term shareholder value, we are also evaluating the assets across our portfolio and pursuing divestiture opportunities. At the request of some of our holders, we expect to continue to consider whether and when it would be advisable to suspend our reporting obligations under the Securities Exchange Act of 1934, as amended.
Pursuant to the plan of reorganization from our Chapter 11 cases from 2022, we will make a payment of $21.5 million, inclusive of interest, related to our Acthar Gel-related settlement, upon the two-year anniversary of the effective date of our emergence from the Chapter 11 cases on June 16, 2022.
We are exposed to interest rate risk on our variable-rate debt. In March 2023, we entered into an interest rate cap agreement. Subsequent to the 2023 Bankruptcy Proceedings, the agreement converts substantially all of our variable-rate debt to a fixed rate through the expiration date of the interest rate cap, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides us with interest rate protection, through March 26, 2026, to the extent that one-month secured overnight funding rate (“SOFR”) exceeds 3.84%. Refer to Note 13 of the notes to the unaudited condensed consolidated financial statements for additional information.
A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023
Net cash from:
Operating activities	$15.8	$99.9
Investing activities	(24.2)	(19.0)
Financing activities	(2.2)	(11.0)
Effect of currency exchange rate changes on cash and cash equivalents	(1.3)	0.3
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11.9)	$70.2

Operating Activities
Net cash provided by operating activities of $15.8 million for the three months ended March 29, 2024 (Successor) was attributable to a net loss of $65.4 million, adjusted for non-cash items of $39.2 million primarily driven by depreciation and amortization of $35.1 million, partially offset with $42.0 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $78.7 million decrease in inventory partially offset by $13.3 million decrease in accounts payable, a $6.4 million outflow in income taxes and a $16.2 million net cash outflow related to other assets and liabilities.
Net cash provided by operating activities of $99.9 million for the three months ended March 31, 2023 (Predecessor) was attributable to a net loss of $249.3 million, adjusted for non-cash items of $204.2 million, driven by depreciation and amortization of $145.1 million and accretion on our settlement obligations and debt of $69.9 million, partially offset with $145.0 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $138.9 million inflow in income taxes predominately related to CARES Act income tax refunds of $139.3 million received, a $48.0 million increase in inventory and a $9.6 million increase in accounts receivable, partially offset by $31.1 million net cash outflow related to other assets and liabilities and a $20.4 million decrease in accounts payable.

Investing Activities
Net cash used in investing activities was $24.2 million for the three months ended March 29, 2024 (Successor), compared with $19.0 million for the three months ended March 31, 2023 (Predecessor) and was primarily driven by $24.6 million and $19.3 million of capital expenditures for the respective periods.

Under our term loan credit agreement and our notes, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loans and offer to repurchase certain of our notes.

Financing Activities
Net cash used in financing activities was $2.2 million for the three months ended March 29, 2024 (Successor), compared with $11.0 million for the three months ended March 31, 2023 (Predecessor) and was entirely attributable to debt repayments for both respective periods.

Cash Requirements and Sources from Existing Contractual Arrangements
See “Cash Requirements and Sources from Existing Contractual Arrangements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for a description of our material cash requirements from known contractual obligations include debt obligations, legal settlements, lease obligations, purchase obligations and other liabilities reflected on our balance sheet.

Commitments and Contingencies
Legal Proceedings
See Note 12 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of March 29, 2024 (Successor).

Guarantees
In disposing of assets or businesses, we have from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that the ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. See Note 11 of the notes to the unaudited condensed consolidated financial statements, in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements
As of March 29, 2024 (Successor), we had various letters of credit, guarantees and surety bonds totaling $31.5 million and restricted cash of $43.6 million held in segregated accounts primarily to collateralize surety bonds for our environmental liabilities. See Note 11 of the notes to the unaudited condensed consolidated financial statements, in Part I, Item 1 of this report.

Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.
We believe that our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended March 29, 2024 (Successor), there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K, except for those related to share-based compensation described in Note 1 of the notes to the unaudited condensed consolidated financial statements, in Part I, Item 1, of this report.

Recently Issued Accounting Standards
See Note 2 of the notes to the unaudited condensed consolidated financial statements, in Part I, Item 1, of this report for a discussion regarding recently issued accounting standards.

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “project,” “anticipate,” “approximately,” “estimate,” “predict,” “potential,” “continue,” “may,” “could,” “should” or the negative of these terms or similar expressions. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:
•the comparability of Mallinckrodt’s post-emergence financial results and the projections filed with the Bankruptcy Court;
•the lack of comparability of Mallinckrodt’s historical financial statements and information contained in its financial statements after the adoption of fresh-start accounting following emergence from the 2023 Bankruptcy Proceedings;
•changes in Mallinckrodt’s board of directors, business strategy and performance;
•Mallinckrodt’s evaluation of the assets across its portfolio, and its related pursuit of any divestiture opportunities;
•the exercise of contingent value rights by the Opioid Master Disbursement Trust II (the “Trust”);
•Mallinckrodt’s repurchases of debt securities;
•the liquidity, results of operations and businesses of Mallinckrodt and its subsidiaries;
•governmental investigations and inquiries, regulatory actions, and lawsuits, in each case related to Mallinckrodt or its officers;
•Mallinckrodt’s contractual and court-ordered compliance obligations that, if violated, could result in penalties;
•historical commercialization of opioids, including compliance with and restrictions under the global settlement to resolve all opioid-related claims;
•matters related to Acthar Gel, including the settlement with governmental parties to resolve certain disputes and compliance with and restrictions under the related corporate integrity agreement;
•the ability to maintain relationships with Mallinckrodt’s suppliers, customers, employees and other third parties following the emergence from the 2023 Bankruptcy Proceedings, as well as perceptions of the Company's increased performance and credit risks associated with its constrained liquidity position and capital structure, which reflects a recently increased risk of additional bankruptcy or insolvency proceedings;
•the possibility that Mallinckrodt may be unable to achieve its business and strategic goals even now that the emergence from the 2023 Bankruptcy Proceedings was successfully consummated;
•the non-dischargeability of certain claims against Mallinckrodt as part of the bankruptcy process;
•developing, funding and executing Mallinckrodt’s business plan;
•Mallinckrodt’s capital structure since its emergence from the 2023 Bankruptcy Proceedings;
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
•any undesirable side effects caused by Mallinckrodt’s approved and investigational products, which could limit their commercial profile or result in other negative consequences;

•Mallinckrodt’s and its partners’ ability to successfully develop, commercialize or launch new products or expand commercial opportunities of existing products, including Acthar Gel (repository corticotropin injection) Single-Dose Pre-filled SelfJect™ Injector and the INOmax Evolve platform;
•Mallinckrodt’s ability to successfully identify or discover additional products or product candidates;
•Mallinckrodt’s ability to navigate price fluctuations;
•competition;
•Mallinckrodt’s and its partners’ ability to protect intellectual property rights, including in relation to ongoing and future litigation;
•limited clinical trial data for Acthar Gel;
•the timing, expense and uncertainty associated with clinical studies and related regulatory processes;
•product liability losses and other litigation liability;
•material health, safety and environmental liabilities;
•business development activities or other strategic transactions;
•attraction and retention of key personnel;
•the effectiveness of information technology infrastructure, including risks of external attacks or failures;
•customer concentration;
•Mallinckrodt’s reliance on certain individual products that are material to its financial performance;
•Mallinckrodt’s ability to receive sufficient procurement and production quotas granted by the U.S. Drug Enforcement Administration;
•complex manufacturing processes;
•reliance on third-party manufacturers and supply chain providers and related market disruptions;
•conducting business internationally;
•Mallinckrodt’s ability to achieve expected benefits from prior or future restructuring activities;
•Mallinckrodt’s significant levels of intangible assets and related impairment testing;
•natural disasters or other catastrophic events;
•Mallinckrodt’s substantial indebtedness and settlement obligation, its ability to generate sufficient cash to reduce its indebtedness and its potential need and ability to incur further indebtedness;
•restrictions contained in the agreements governing Mallinckrodt’s indebtedness and settlement obligation on Mallinckrodt’s operations, future financings and use of proceeds;
•actions taken by third parties, including the Company's creditors, the Trust and other stakeholders;
•Mallinckrodt’s variable rate indebtedness;
•Mallinckrodt's tax treatment by the Internal Revenue Service under Section 7874 and Section 382 of the Internal Revenue Code of 1986, as amended;
•future changes to applicable tax laws or the impact of disputes with governmental tax authorities;
•the impact of Irish laws; and
•the impact on the holders of Mallinckrodt’s ordinary shares if Mallinckrodt’s were to cease to be a reporting company in the United States.
In addition to the above considerations, see the “Risk Factors” section of our Annual Report on Form 10-K, and subsequent filings with the SEC that identify and describe in more detail the risks and uncertainties to which our businesses are subject. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
These forward-looking statements are made as of the filing date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation to update these forward-looking statements other than as required by law. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

Mallinckrodt on the Internet
Financial results, news, and other information about Mallinckrodt can be accessed from the Company’s website at https://ir.mallinckrodt.com. This site includes important information on the Company’s locations, products and services, financial reports, news releases, and career opportunities. The Company’s periodic and current reports on Forms 10-K, 10-Q, 8-K, and other filings, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the SEC are available on the Company’s website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information contained on, or that may be accessed through, the Company’s website is not incorporated by reference in this Report and, accordingly, you should not consider that information part of this report.

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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on SOFR plus margin. As of March 29, 2024 (Successor), our outstanding debt included $867.1 million on our senior secured term loans. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense for fiscal 2024 would increase by approximately $8.7 million. However, we mitigate this exposure with our interest rate cap agreement. For additional information on the interest rate cap agreement, refer to Note 13, of the notes to the unaudited condensed consolidated financial statements.
The remaining outstanding debt as of March 29, 2024 (Successor) is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.
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
The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $1.1 million as of March 29, 2024 (Successor), with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 29, 2024 (Successor) that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 12 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal, and administrative proceedings and claims as of March 29, 2024 (Successor), which are incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5.	Other Information.
None of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the period covered by this Report.

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
10.1†
Employment Agreement Extension, by and between ST Shared Services LLC and Sigurdur Olafsson, dated January 25, 2024. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 26, 2024).

10.2†
Employment Agreement, by and between ST Shared Services LLC and Sigurdur Olafsson, dated February 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 2, 2024).

10.3†	Form of Second Amended and Restated Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 26, 2024).
10.4†
Amended and Restated Employment Agreement dated February 28, 2024, between Mallinckrodt Pharmaceuticals Ireland, Ltd. and Paul O'Neill (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 26, 2024).

10.5†	Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 2, 2024).
10.6†
Form of Restricted Stock Unit Award for Officers under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 2, 2024).

10.7†
Form of Restricted Stock Unit Award for the CEO under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 2, 2024).

10.8†
Form of Restricted Stock Unit Award for Directors under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 2, 2024).

10.9†
Form of Performance Stock Unit Award for Officers under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 2, 2024).*

10.10†
Form of Performance Stock Unit Award for the CEO under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 2, 2024).*

10.11†
Form of Performance Stock Unit Award for Directors under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed February 2, 2024).*

10.12†	Mallinckrodt plc Transaction Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed February 2, 2024).*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).
† Compensation plans or arrangements.
* Portions of the exhibit have been omitted in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PLC

By:	/s/ Bryan M. Reasons
Bryan M. Reasons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 9, 2024