Form 10-Q
period 2024-06-28
Mallinckrodt plc
filed 2024-08-06
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 2, 2024, the registrant had 19,696,335 ordinary shares outstanding at $0.01 par value.

MALLINCKRODT PLC
INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor).	2
	Condensed Consolidated Statements of Comprehensive Operations for the three and six months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor).	4
	Condensed Consolidated Balance Sheets as of June 28, 2024 (Successor) and December 29, 2023 (Successor).	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor).	6
	Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor).	7
	Notes to Condensed Consolidated Financial Statements.	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	43
Item 4.	Controls and Procedures.	45

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	46
Item 1A.	Risk Factors.	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	46
Item 5.	Other Information.	46
Item 6.	Exhibits.	48

SIGNATURES		49

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
Net sales	$514.3	$475.0
Cost of sales	319.3	370.1
Gross profit	195.0	104.9
Selling, general and administrative expenses	127.9	122.4
Research and development expenses	29.2	29.0
Restructuring charges, net	0.2	(0.2)
Liabilities management and separation costs	10.3	10.3
Operating income (loss)	27.4	(56.6)
Interest expense	(59.4)	(162.6)
Interest income	6.0	4.7
Other expense, net	(3.5)	(1.2)
Reorganization items, net	—	(4.0)
Loss from continuing operations before income taxes	(29.5)	(219.7)
Income tax expense	13.9	528.1
Loss from continuing operations	(43.4)	(747.8)
Income from discontinued operations, net of income taxes	0.1	—
Net loss	$(43.3)	$(747.8)

Basic (loss) income per share (Note 6):
Loss from continuing operations	$(2.20)	$(56.74)
Income from discontinued operations	0.01	—
Net loss	$(2.20)	$(56.74)
Basic weighted-average shares outstanding	19.7	13.2

Diluted (loss) income per share (Note 6):
Loss from continuing operations	$(2.20)	$(56.74)
Income from discontinued operations	0.01	—
Net loss	$(2.20)	$(56.74)
Diluted weighted-average shares outstanding	19.7	13.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(unaudited; in millions, except per share data)

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Net sales	$982.1	$899.6
Cost of sales	623.1	744.9
Gross profit	359.0	154.7
Selling, general and administrative expenses	264.8	240.4
Research and development expenses	57.1	57.3
Restructuring charges, net	10.4	1.0
Liabilities management and separation costs	17.0	15.2
Operating income (loss)	9.7	(159.2)
Interest expense	(118.5)	(324.6)
Interest income	12.8	9.4
Other expense, net	0.2	(15.8)
Reorganization items, net	—	(9.6)
Loss from continuing operations before income taxes	(95.8)	(499.8)
Income tax expense	13.2	497.3
Loss from continuing operations	(109.0)	(997.1)
Income from discontinued operations, net of income taxes	0.3	—
Net loss	$(108.7)	$(997.1)

Basic (loss) income per share (Note 6):
Loss from continuing operations	$(5.53)	$(75.68)
Income from discontinued operations	0.02	—
Net loss	$(5.52)	$(75.68)
Basic weighted-average shares outstanding	19.7	13.2

Basic (loss) income per share (Note 6):
Loss from continuing operations	$(5.53)	$(75.68)
Income from discontinued operations	0.02	—
Net loss	$(5.52)	$(75.68)
Diluted weighted-average shares outstanding	19.7	13.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited; in millions)

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
Net loss	$(43.3)	$(747.8)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(3.5)	(3.6)
Derivatives, net of tax	—	10.1
Benefit plans, net of tax	—	(0.1)
Total other comprehensive (loss) income, net of tax	(3.5)	6.4
Comprehensive loss	$(46.8)	$(741.4)

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Net loss	$(108.7)	$(997.1)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(8.3)	(1.8)
Derivatives, net of tax	—	5.8
Benefit plans, net of tax	—	(0.2)
Total other comprehensive (loss) income, net of tax	(8.3)	3.8
Comprehensive loss	$(117.0)	$(993.3)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except share data)

	Successor
	June 28, 2024	December 29, 2023
Assets
Current Assets:
Cash and cash equivalents	$291.1	$262.7
Accounts receivable, less allowance for doubtful accounts of $5.4 and $6.5	395.3	377.5
Inventories	808.9	982.7
Prepaid expenses and other current assets	156.9	138.9
Total current assets	1,652.2	1,761.8
Property, plant and equipment, net	346.5	321.7
Intangible assets, net	560.3	608.4
Deferred income taxes	784.7	801.0
Other assets	230.3	240.7
Total Assets	$3,574.0	$3,733.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$6.5	$6.5
Accounts payable	86.0	100.4
Accrued payroll and payroll-related costs	58.9	82.8
Accrued interest	17.1	20.1
Acthar Gel-Related Settlement	21.3	21.5
Accrued and other current liabilities	292.2	269.9
Total current liabilities	482.0	501.2
Long-term debt	1,739.8	1,755.9
Acthar Gel-Related Settlement	117.2	128.5
Pension and postretirement benefits	39.9	40.6
Environmental liabilities	34.6	35.1
Other income tax liabilities	20.4	19.6
Other liabilities	91.6	92.5
Total Liabilities	2,525.5	2,573.4
Commitments and contingencies (Note 12)
Shareholders' Equity:
Ordinary A shares, €1.00 par value, 25,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.01 par value, 500,000,000 authorized; 19,696,335 issued and outstanding	0.2	0.2
Additional paid-in capital	1,199.9	1,194.6
Accumulated other comprehensive (loss) income	(4.7)	3.6
Retained deficit	(146.9)	(38.2)
Total Shareholders' Equity	1,048.5	1,160.2
Total Liabilities and Shareholders' Equity	$3,574.0	$3,733.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Cash Flows From Operating Activities:
Net loss	$(108.7)	$(997.1)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	67.2	286.2
Share-based compensation	5.3	5.3
Deferred income taxes	16.3	475.5
Non-cash (amortization) accretion expense	(2.1)	138.6
Other non-cash items	5.8	16.8
Changes in assets and liabilities:
Accounts receivable, net	(18.6)	14.4
Inventories	161.6	75.7
Accounts payable	(11.5)	(24.5)
Income taxes	(5.9)	159.4
Acthar Gel-Related Litigation Settlement liability	(21.4)	(16.5)
Other	(41.0)	(12.8)
Net cash from operating activities	47.0	121.0
Cash Flows From Investing Activities:
Capital expenditures	(50.9)	(26.3)
Proceeds from debt and equity securities	22.6	—
Other	0.7	0.7
Net cash from investing activities	(27.6)	(25.6)
Cash Flows From Financing Activities:
Repayment of debt	(4.4)	(22.0)
Repurchase of shares	—	(0.1)
Other	(0.2)	—
Net cash from financing activities	(4.6)	(22.1)
Effect of currency rate changes on cash	(2.2)	(1.1)
Net change in cash, cash equivalents and restricted cash	12.6	72.2
Cash, cash equivalents and restricted cash at beginning of period	343.4	466.7
Cash, cash equivalents and restricted cash at end of period	$356.0	$538.9

Cash and cash equivalents at end of period	$291.1	$480.6
Restricted cash included in prepaid expenses and other current assets at end of period (Note 11)	23.6	22.7
Restricted cash included in other long-term assets at end of period (Note 11)	41.3	35.6
Cash, cash equivalents and restricted cash at end of period	$356.0	$538.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 29, 2023 (Successor)	19.7	$0.2	—	$—	$1,194.6	$(38.2)	$3.6	1,160.2
Net loss	—	—	—	—	—	(65.4)	—	(65.4)
Other comprehensive loss	—	—	—	—	—	—	(4.8)	(4.8)
Share-based compensation	—	—	—	—	1.9	—	—	1.9
Balance as of March 29, 2024 (Successor)	19.7	$0.2	—	$—	$1,196.5	$(103.6)	$(1.2)	$1,091.9
Net loss	—	—	—	—	—	(43.3)	—	(43.3)
Other comprehensive loss	—	—	—	—	—	—	(3.5)	(3.5)
Share-based compensation	—	—	—	—	3.4	—	—	3.4
Balance as of June 28, 2024 (Successor)	19.7	$0.2	—	$—	$1,199.9	$(146.9)	$(4.7)	$1,048.5

Balance as of December 30, 2022 (Predecessor)	13.2	$0.1	—	$—	$2,191.0	$(588.2)	$10.8	$1,613.7
Net loss	—	—	—	—	—	(249.3)	—	(249.3)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation	—	—	—	—	2.6	—	—	2.6
Balance as of March 31, 2023 (Predecessor)	13.2	$0.1	—	$—	$2,193.6	$(837.5)	$8.2	$1,364.4
Net loss	—	—	—	—	—	(747.8)	—	(747.8)
Other comprehensive income	—	—	—	—	—	—	6.4	6.4
Vesting of restricted shares	0.2	—	0.1	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	2.5	—	—	2.5
Balance as of June 30, 2023 (Predecessor)	13.4	$0.1	0.1	$(0.1)	$2,196.1	$(1,585.3)	$14.6	$625.4
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
As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within selling, general and administrative (“SG&A”) expenses. Cash paid for these professional fees for the six months ended June 28, 2024 (Successor) was $19.3 million.

2020 Chapter 11 Cases
Reorganization items, net for the Predecessor period represents amounts incurred after the effective date of the plan of reorganization and scheme of arrangement for the 2020 Chapter 11 Cases and the Irish examinership proceedings (together, the “2020 Bankruptcy Proceedings”) in 2022 that directly resulted from the 2020 Bankruptcy Proceedings and were entirely comprised of professional fees associated with the implementation of the plan of reorganization and scheme of arrangement. Cash paid for reorganization items, net for the six months ended June 30, 2023 (Predecessor) was $14.6 million.

Adoption of Fresh-Start Accounting
Upon emergence from the 2023 Bankruptcy Proceedings on November 14, 2023, the Company adopted fresh-start accounting in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 - Reorganizations (“ASC 852”), and became a new entity for financial reporting purposes as of the 2023 Effective Date. References to “Successor” relate to the financial position of the reorganized Company as of December 29, 2023 and June 28, 2024 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to “Predecessor” relate to the financial position of the Company as of December 30, 2022 and results of operations of the Company for the period from December 31, 2022 through November 14, 2023. All emergence-related transactions related to the 2023 Effective Date were recorded as of November 14, 2023. Accordingly, the unaudited condensed consolidated financial statements for the Successor periods are not comparable to the unaudited condensed consolidated financial statements for the Predecessor periods. See Note 3 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for further information.

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

Fiscal Year
The Company reports its results based on a “52-53 week” year ending on the last Friday of December. Unless otherwise indicated, the three and six months ended June 28, 2024 (Successor) refers to the thirteen and twenty-six week periods ended June 28, 2024 (Successor) and the three and six months ended June 30, 2023 (Predecessor) refers to the thirteen and twenty-six week periods ended June 30, 2023 (Predecessor).

2.	Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in November 2023. This ASU expands on reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The required disclosure, which is on an annual and interim basis, specifies that significant segment expenses are expenses that are regularly provided to the chief operating decision maker and are used to evaluate performance by segment to make decisions about resource allocations. ASU 2023-07 is effective for the Company beginning with the fiscal year ending December 27, 2024 and interim periods within the fiscal year ending December 26, 2025, with early adoption permitted. The Company currently expects that the guidance will result in incremental footnote disclosures within its consolidated financial statements.
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
Product Sales Revenue
See Note 14 for presentation of the Company's net sales by product family.
Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks (1)	Product Returns	Other Sales Deductions	Total
Balance as of December 30, 2022 (Predecessor)	$265.3	$16.0	$12.7	$294.0
Provisions	726.0	5.8	21.0	752.8
Payments or credits	(748.3)	(8.6)	(25.4)	(782.3)
Balance as of June 30, 2023 (Predecessor)	$243.0	$13.2	$8.3	$264.5

Balance as of December 29, 2023 (Successor)	$201.6	$14.5	$11.3	$227.4
Provisions	832.7	11.0	25.5	869.2
Payments or credits	(811.0)	(9.6)	(26.2)	(846.8)
Balance as of June 28, 2024 (Successor)	$223.3	$15.9	$10.6	$249.8
(1)Includes $35.4 million and $59.0 million of accrued Medicaid and $36.8 million and $35.1 million of accrued rebates as of June 28, 2024 (Successor) and December 29, 2023 (Successor), respectively, included within accrued and other current liabilities in the unaudited condensed consolidated balance sheets.

Product sales transferred to customers at a point in time and over time were as follows:

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
Product sales transferred at a point in time	86.9%	83.6%
Product sales transferred over time	13.1	16.4

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Product sales transferred at a point in time	85.8%	82.0%
Product sales transferred over time	14.2	18.0

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of June 28, 2024 (Successor):

Remainder of Fiscal 2024	$38.0
Fiscal 2025	66.9
Fiscal 2026	36.6
Thereafter	11.3

4.	Restructuring and Related Charges
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
During the first quarter of 2024, the Company committed to a plan to cease commercialization and clinical development, and wind down production of StrataGraft® (“StrataGraft”). As a result, the Company recorded restructuring and related charges, net, within the Specialty Brands segment related to StrataGraft, which are shown in the tables below.
Additionally, during the first quarter of 2024, the Company recorded a $2.5 million net gain within SG&A, which included a $5.1 million non-cash gain related to the write-off of a lease liability, offset by a $2.6 million lease termination cash penalty. The termination penalty is currently recorded in accrued and other current liabilities on the unaudited condensed consolidated balance sheet as of June 28, 2024 (Successor).
These actions began in the first quarter of 2024 and are expected to be completed in the first quarter of 2025. As of June 28, 2024, the Company currently expects to incur an immaterial amount of additional one-time termination benefits within the Specialty Brands segment through the first quarter of 2025. The exact timing to complete all actions and final costs associated will depend on a number of factors and are subject to change.
Net restructuring and related charges by segment were as follows:

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
Specialty Brands	$0.2	$—
Corporate	—	(0.2)
Restructuring charges, net	$0.2	$(0.2)

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Specialty Brands	$10.4	$—
Corporate	—	1.7
Restructuring and related charges, net	10.4	1.7
Less: accelerated depreciation	—	(0.7)
Restructuring charges, net	$10.4	$1.0

Net restructuring and related charges by program were comprised of the following:

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
2021 Program	$0.2	$—
2018 Program	—	(0.2)
Total charges expected to be settled in cash	$0.2	$(0.2)

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
2021 Program	$10.4	$—
2018 Program	—	1.7
Less: non-cash charges, including accelerated depreciation	—	(0.8)
Total charges expected to be settled in cash	$10.4	$0.9
The following table summarizes the restructuring reserves, which are included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheet:

	2021 Program
	Severance	Contract Costs	Total
Balance as of December 29, 2023 (Successor)	$—	$—	$—
Charges from continuing operations	4.6	5.8	10.4
Cash payments	(3.1)	(4.0)	(7.1)
Balance as of June 28, 2024 (Successor)	$1.5	$1.8	$3.3
Cumulative net restructuring and related charges incurred for the 2021 and 2018 Programs were as follows as of June 28, 2024 (Successor):

	2021 Program	2018 Program
Specialty Brands	$10.4	$3.1
Specialty Generics	—	19.3
Corporate	—	96.9
	$10.4	$119.3

5.	Income Taxes
The Company recognized an income tax expense of $13.9 million and $13.2 million on losses from continuing operations before income taxes of $29.5 million and $95.8 million for the three and six months ended June 28, 2024 (Successor), respectively. This resulted in an effective tax rate of negative 47.1% and negative 13.8%, respectively. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings for both periods.
The Company recognized an income tax expense of $528.1 million and $497.3 million on losses from continuing operations before income taxes of $219.7 million and $499.8 million for the three and six months ended June 30, 2023 (Predecessor), respectively. This resulted in an effective tax rate of negative 240.4% and negative 99.5%, respectively. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded on the beginning of the year deferred tax assets as a result of the Company’s substantial doubt about the ability to continue as a going concern and the mix of pretax earnings in various jurisdictions for both periods.
During the six months ended June 28, 2024 (Successor), net cash payments for income taxes were $2.7 million related to operational activity. During the six months ended June 30, 2023 (Predecessor), net cash refunds for income taxes were $137.8 million, including refunds of $141.6 million received as a result of provisions in the Coronavirus Aid, Relief, and Economic Security Act and net payments of $3.8 million related to operational activity.

On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) released the Global Anti-Base Erosion (“GloBE”) Model Rules (“Pillar Two”) providing a legislative framework for the Income Inclusion Rule and the Under-Taxed Payment Rule (“UTPR”). Pillar Two is designed to ensure that large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, principally creating a 15% minimum global effective tax rate. On December 15, 2022, the E.U. member states, as well as many other countries, adopted a directive implementing the Pillar Two global minimum tax rules. On December 20, 2022, the OECD released three guidance documents related to Pillar Two. These documents included guidance on safe harbors and penalty relief and consultation papers on the GloBE Information Return and Tax Certainty for the GloBE rules. A number of jurisdictions have transposed the directive into national legislation with the rules to be applicable for fiscal years beginning on or after December 31, 2023, with the exception of the UTPR which is to be applicable for fiscal years beginning on or after December 31, 2024. As the Company's fiscal year end was December 29, 2023, Pillar Two is not effective until the Company’s fiscal year ending December 25, 2025. The Company is closely monitoring developments and is evaluating the impacts these new rules will have on its tax rate, including the eligibility to qualify for the safe harbor rules.
The Company's unrecognized tax benefits, excluding interest, totaled $33.1 million and $33.3 million as of June 28, 2024 (Successor) and December 29, 2023 (Successor), respectively. Within the next twelve months, the unrecognized tax benefits and the related interest and penalties are not expected to change significantly.

6.	Loss per Share
Loss per share is computed by dividing net loss by the number of weighted-average shares outstanding during the period. A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per share are the same. If the Company records net income in the future, the denominator of a diluted earnings per share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive.
Outstanding equity awards that could potentially dilute per share amounts in the future, but were not included in the computation of diluted per share amounts because to do so would have been antidilutive, were approximately 1.8 million and 1.7 million of Opioid CVRs and equity awards for the three and six months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor), respectively.
The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
Basic and diluted	19.7	13.2

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Basic and diluted	19.7	13.2

7.	Inventories
Inventories were comprised of the following:

	Successor
	June 28, 2024	December 29, 2023
Raw materials	$94.3	$98.0
Work in process	431.7	501.8
Finished goods	282.9	382.9
	$808.9	$982.7

8.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following:

	Successor
	June 28, 2024	December 29, 2023
Property, plant and equipment, gross	$374.8	$331.3
Less: accumulated depreciation	(28.3)	(9.6)
Property, plant and equipment, net	$346.5	$321.7
Depreciation expense was as follows:

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
Depreciation expense	$8.7	$11.8

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Depreciation expense	$19.0	$23.7

9.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following:

	Successor
	June 28, 2024		December 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$624.6	$64.3	$624.6	$16.2
Intangible asset amortization expense was as follows:

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
Amortization expense	$23.3	$129.3

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Amortization expense	$48.1	$262.5
The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Successor
Remainder of Fiscal 2024	$42.3
Fiscal 2025	74.8
Fiscal 2026	68.4
Fiscal 2027	62.0
Fiscal 2028	55.6
Fiscal 2029	46.3

10.	Debt
Debt was comprised of the following at the end of each period:

	Successor
	June 28, 2024			December 29, 2023
	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
First-Out Takeback Term Loan due November 2028	$1.7	$1.7	$—	$1.7	$1.7	$—
Second-Out Takeback Term Loan due November 2028	4.8	4.8	—	4.8	4.8	—
Total current debt	$6.5	$6.5	$—	$6.5	$6.5	$—
Long-term debt:
First-Out Takeback Term Loan due November 2028	$226.0	239.0	$—	$227.1	$241.7	$—
Second-Out Takeback Term Loan due November 2028	632.4	672.8	—	635.6	680.7	—
14.75% Second-Out Takeback Notes due November 2028	778.6	830.5	—	778.6	836.4	—
Receivables financing facility due December 2027	—	—	2.5	—	—	2.9
Total long-term debt	1,637.0	1,742.3	2.5	1,641.3	1,758.8	2.9
Total debt	$1,643.5	$1,748.8	$2.5	$1,647.8	$1,765.3	$2.9

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

Applicable interest rate
As of June 28, 2024 (Successor), the applicable interest rate and outstanding principal on the Company's debt instruments were as follows:

Applicable Interest Rate
Fixed-rate instruments	14.75%
First-Out Takeback Term Loans (1)	11.34
Second-Out Takeback Term Loans (1)	13.34
(1)Includes the impact of the interest rate cap agreement, which is discussed further in Note 13.

11.	Guarantees
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

On October 12, 2020, the Company voluntarily initiated the 2020 Bankruptcy Proceedings. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of the 2020 Bankruptcy Proceedings and is no longer a liability of the Successor Company. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the 2020 Bankruptcy Proceedings. As of June 28, 2024 (Successor) and December 29, 2023 (Successor), $20.8 million and $20.2 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets, respectively. As of June 28, 2024 (Successor), the Company does not expect to make future payments related to these indemnification obligations.
As of June 28, 2024 (Successor), the Company had various other letters of credit, guarantees and surety bonds totaling $31.9 million and restricted cash of $44.1 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities. Comparatively, as of December 29, 2023 (Successor), the Company had various other letters of credit, guarantees and surety bonds totaling $31.4 million and restricted cash of $42.9 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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

Specialty Generics Grand Jury Subpoenas
U.S. Attorney's Office Subpoena W.D. Va. In August 2023, the Company received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia (“WDVA USAO”). Subsequently, the Company received additional grand jury subpoenas from the WDVA USAO, most recently, in June 2024. The subpoenas seek production of certain data and information for the time period from July 17, 2017 to the present, including information and data relating to the Company’s Specialty Generics controlled substances compliance program, the Company's reporting of suspicious orders for controlled substances, chargebacks and other transactions, financial accounts related to these issues, financial transactions involving prescription drug products, and communications between the Company and the U.S. Drug Enforcement Administration.

U.S. Attorney's Office Subpoena E.D.PA. In May 2024, the Company received a grand jury subpoena from the U.S. Attorney's Office for the Eastern District of Pennsylvania seeking production of data and information with respect to a customer for the time period from January 1, 2020 to May 2024, including information and data relating to potentially suspicious orders for controlled substances. The Company suspended sales to this customer in October 2023 prior to receipt of the subpoena.
The Company is in the process of responding to the subpoenas from both U.S. Attorney Offices and is cooperating in the investigations. The Company cannot predict the eventual scope, duration or outcome of the investigations at this time.

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
Mallinckrodt Pharmaceuticals Ireland Limited et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (collectively “Airgas”) in the District of Delaware following notice from Airgas of its abbreviated new drug application (“ANDA”) submission seeking approval from the FDA for a generic version of INOmax® (nitric oxide) gas, for inhalation (“INOmax”). Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011. The case is at an early stage and discovery is ongoing. In October 2023, the parties completed briefing on the Company’s motion for preliminary injunction seeking to prevent defendants Airgas Therapeutics LLC and Airgas USA LLC from infringing the Company’s U.S. patents during the pendency of the litigation. On February 12, 2024, the court entered stipulations of consent for filing of an amended complaint. On March 22, 2024, the court granted Air Liquide S.A.’s motion to dismiss. AirGas Therapeutics, LLC and AirGas USA LLC remain parties to the litigation. The court set a trial date of September 8, 2025.
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
In October 2023, the Company received notification that Sawai Pharmaceutical Co., Ltd. (“Sawai”) had filed petitions for two invalidation trials against two PTE registrations for JP Patent No. 4332353. In December 2023, the Company received notification that Sawai had filed a petition for an invalidation trial against JP Patent Appln. No. 2002-586947. In April 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations of three additional patents (JP Patent No. 4786866, JP Patent Appln. No. 2003-543603 and JP Patent Appln. No. 2004-564537), and against one patent itself (JP Patent No. 4786866). In May 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations of two additional patents (JP Patent No. 4332316, JP Patent Appln. No. 2024-800068 and JP Patent No. 4684334, JP Patent Appln. No. 2024-800069).
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

Commercial and Securities Litigation
Putative Class Action Securities Litigation (Continental General). On July 7, 2023, a putative class action lawsuit was filed against the Company, its Chief Executive Officer (“CEO”) Sigurdur Olafsson, its Chief Financial Officer (“CFO”) Bryan Reasons, and the Chairman of the Board, Paul Bisaro, in the U.S. District Court for the District of New Jersey, captioned Continental General Insurance Company and Percy Rockdale, LLC v. Mallinckrodt plc et al., No. 23-cv-03662. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between June 17, 2022 and June 14, 2023. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s Opioid-Related Litigation Settlement and the risk of additional filings for bankruptcy protection. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court on September 10, 2023. On December 26, 2023, an amended complaint was filed by the lead plaintiff against Olafsson, Reasons, and Bisaro (“Continental Defendants”). As to the Company, any liability to the plaintiffs in this matter was discharged upon emergence from the 2023 Bankruptcy Proceedings. The Continental Defendants filed a motion to dismiss on February 26, 2024.
Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its former CEO Mark C. Trudeau, its CFO Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. On July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. On August 10, 2020, an amended complaint was filed by the lead plaintiff alleging an expanded putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the “Strougo Defendants”) The amended complaint claims that the defendants made various false and/or misleading statements and/or failed to disclose various material facts regarding Acthar Gel and its results of operations. On October 1, 2020, the defendants filed a motion to dismiss the amended complaint. On March 17, 2022, the Strougo action was administratively closed. On March 29, 2022, the Strougo action was reinstated only with respect to the Strougo Defendants, and the Strougo Defendants filed their reply in support of their motion to dismiss on May 2, 2022. As to the Company, this matter was resolved in bankruptcy with no further liability against the Company. However, the Company has indemnification obligations as to the Strougo Defendants. On December 16, 2022, the District Court issued an order denying the Strougo Defendants' motion to dismiss in all respects. The Strougo Defendants answered the complaint. In June 2024, the parties reached an agreement in principle to resolve all claims in this matter, which will be funded by the Company’s insurance carriers and is not material to the Company’s financial condition, results of operations and cash flows.
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

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including as described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of June 28, 2024 (Successor), it was probable that it would incur remediation costs in the range of $16.7 million to $51.1 million. The Company also concluded that, as of June 28, 2024 (Successor), the best estimate within this range was $35.2 million, of which $0.6 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of June 28, 2024 (Successor). While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
As of June 28, 2024 (Successor), the Company estimated that its remaining liability related to the River was $21.1 million, which was included within environmental liabilities on the unaudited condensed consolidated balance sheet as of June 28, 2024 (Successor). Despite the issuance of the revised FFS and the RODs for both the lower and upper River by the EPA, the RI/FS by the CPG, and the conditional CD by the EPA, there are many uncertainties associated with the final agreed-upon remediation, potential future liabilities and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as the remediation progresses.

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
Stratatech. Consummation of the 2020 Plan discharged the Company's liability with respect to certain contingent consideration provided to the prior securityholders of Stratatech Corporation (“Stratatech”). However, Russell Smestad, as the representative of these securityholders, has filed a motion in the Bankruptcy Court for an order either (i) granting allowance and immediate payment of an administrative expense claim in the amount of the liability of $20 million or (ii) finding that the claim was not susceptible to discharge and should be paid in full. In May 2024, the parties reached a settlement fully resolving the matter; the settlement amount and its terms are not material to the Company’s financial condition, results of operations and cash flows.

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
The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

		Fair Value Measurement Using Fair Value Hierarchy:
	June 28, 2024 (Successor)	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$23.1	$15.5	$7.6	$—
Equity securities	32.1	32.1	—	—
Interest rate cap	14.2	—	14.2	—
	$69.4	$47.6	$21.8	$—
Liabilities:
Debt derivative liability	$20.4	$—	$—	$20.4
Deferred compensation liabilities	20.1	—	20.1	—
Contingent consideration liabilities	16.8	—	—	16.8
	$57.3	$—	$20.1	$37.2

		Fair Value Measurement Using Fair Value Hierarchy:
	December 29, 2023 (Successor)	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$43.3	$29.1	$14.2	$—
Equity securities	28.9	28.9	—	—
Interest rate cap	12.9	—	12.9	—
	$85.1	$58.0	$27.1	$—
Liabilities:
Debt derivative liabilities	$15.1	$—	$—	$15.1
Deferred compensation liabilities	21.0	—	21.0	—
Contingent consideration liabilities	14.7	—	—	14.7
	$50.8	$—	$21.0	$29.8
Debt and equity securities held in rabbi trusts. Debt securities held in rabbi trusts primarily consist of U.S. government and agency securities and corporate bonds. When quoted prices are available in an active market, the investments are classified as level 1. When quoted market prices for a security are not available in an active market, they are classified as level 2. Equity securities held in rabbi trusts primarily consist of U.S. common stocks, which are valued using quoted market prices reported on nationally recognized securities exchanges. During the six months ended June 28, 2024 (Successor), proceeds from debt and equity securities held in rabbi trusts were $22.6 million.
Equity securities. Equity securities consist of shares in Silence Therapeutics plc and Panbela Therapeutics, Inc. for which quoted prices are available in an active market; therefore, these investments are classified as level 1 and are valued based on quoted market prices reported on internationally recognized securities exchanges. The three and six months ended June 28, 2024 (Successor) included $4.3 million unrealized losses and $2.7 million of unrealized gains, respectively, on equity securities related to our investments in Silence Therapeutics plc and Panbela Therapeutics, Inc, while the three and six months ended June 30, 2023 (Predecessor) included $1.2 million and $16.3 million of unrealized losses, respectively. These amounts were recorded within other expense, net in the unaudited condensed consolidated statements of operations.
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
The interest rate cap agreement is not accounted for as a cash flow hedge and the changes in fair value of the interest rate cap were recorded within other expense, net in the unaudited condensed consolidated statements of operations. The fair value of the interest rate cap is included in other assets on the Company’s unaudited condensed consolidated balance sheet as of June 28, 2024 (Successor).
The Company elected to use the income approach to value the interest rate cap derivative using observable level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable such as SOFR rate curves, futures and volatilities. Mid-market pricing is used as a practical expedient in the fair value measurements. During the three and six months ended June 28, 2024 (Successor), the Company recognized a $0.8 million unrealized loss and a $1.3 million unrealized gain, respectively, in other expense, net in the unaudited condensed consolidated statements of operations related to the changes in fair value of the interest rate cap.
Debt derivative liabilities. The debt derivative liabilities related to the Company's First and Second-Out Takeback Term Loans and Takeback Notes are measured using a 'with and without' valuation model to compare the fair values of each debt instrument including the identified embedded derivative feature. The “with” value corresponds to the fair value of each instrument assuming mandatory prepayment upon an asset sale. The “without” value corresponds to the fair value of each instrument assuming no mandatory prepayment upon an asset sale. These derivative liabilities are classified as level 3 and the fair value of the debt instruments including the embedded derivative features were determined using the Black-Derman-Toy model based on three potential scenarios included in the tables below which includes significant unobservable inputs. The estimated settlement value of each scenario, which would include any required applicable premium, is then discounted to present value using a discount rate that is a 2.03% and 3.03% credit spread for the First and Second-Out Takeback Term Loans, respectively, plus the U.S. treasury yield commensurate with the cash flow payment date. The applicable premium estimates were calculated at each mandatory prepayment event date in accordance with the contractual definition and were based, in part, on subjective assumptions. These subjective assumptions relate to scenario-

related proceeds from an asset sale, inclusive of estimated transaction fees and related taxes. The debt derivative liability is recorded at fair value, with the changes in fair value reported within earnings. The debt derivative liability was $20.4 million and $15.1 million as of June 28, 2024 (Successor) and December 29, 2023 (Successor), respectively, and was recorded within accrued and other current liabilities within the unaudited condensed consolidated balance sheets as of June 28, 2024 (Successor) and December 29, 2023 (Successor). The $0.6 million decrease and $5.3 million increase in debt derivative liability during the three and six months ended June 28, 2024 (Successor), respectively, were recognized in other expense, net, within the unaudited condensed consolidated statements of operations. Significant assumptions utilized in the determination of the fair value as of June 28, 2024 (Successor) are as follows:
Debt derivatives related to first and second-out takeback term loans:

Input	Scenario 1	Scenario 2	Scenario 3
Remaining term (years)	4.4	4.4	4.4
Maturity Date	November 14, 2028	November 14, 2028	November 14, 2028
Coupon Rate	7.50% - 9.50% + SOFR	7.50% - 9.50% + SOFR	7.50% - 9.50% + SOFR
Probability of mandatory prepayment event before November 2025 (1)	70.0%	10.0%	7.0%
Estimated timing of mandatory prepayment event before November 2025 (1)	December 2024	March 2025	December 2024 and March 2025
(1) Represents a significant unobservable input

Debt derivatives related to takeback notes:

Input	Scenario 1	Scenario 2	Scenario 3
Remaining term (years)	4.4	4.4	4.4
Maturity Date	November 14, 2028	November 14, 2028	November 14, 2028
Coupon Rate	14.75%	14.75%	14.75%
Probability of mandatory prepayment event before November 2025 (1)	70.0%	10.0%	7.0%
Estimated timing of mandatory prepayment event before November 2025 (1)	December 2024	March 2025	December 2024 and March 2025
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
Contingent consideration liability. In accordance with the 2020 Plan and the Scheme of Arrangement related to the 2020 Irish examinership proceedings, the Company will provide consideration for the Terlivaz contingent value right agreement (“CVR”) primarily in the form of the achievement of a cumulative net sales milestone. The determination of fair value is dependent upon a number of factors, which include projections of future net sales, a weighted average cost of capital, and certain other market place data. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the Terlivaz CVR as of June 28, 2024 (Successor) and December 29, 2023 (Successor) to be $16.8 million and $14.7 million, respectively. All contingent consideration liabilities were classified within other liabilities in the unaudited condensed consolidated balance sheets as of June 28, 2024 (Successor) and December 29, 2023 (Successor).

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of June 28, 2024 (Successor) and December 29, 2023 (Successor):
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other highly liquid investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $64.9 million and $80.7 million as of June 28, 2024 (Successor) and December 29, 2023 (Successor) (level 1), respectively. Included within the balance as of the 2023 Effective Date was $24.0 million related to the funding of a professional fee escrow account upon emergence from the 2023 Bankruptcy Proceedings. As of June 28, 2024 (Successor), the professional fee escrow balance was zero.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $44.5 million and $45.3 million as of June 28, 2024 (Successor) and December 29, 2023 (Successor), respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	Successor
	June 28, 2024		December 29, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
14.75% Second-Out Takeback Notes due November 2028	$830.5	$848.7	$836.4	$844.4

Level 2:
First-Out Takeback Term Loan Due November 2028	240.7	253.6	243.4	232.8
Second-Out Takeback Term Loan Due November 2028	677.6	692.5	685.5	654.0
Total Debt	$1,748.8	$1,794.8	$1,765.3	$1,731.2

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
FFF Enterprises, Inc.	21.6%	23.8%
Cencora, Inc. (formerly known as AmerisourceBergen Corp.)	16.8	*

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
FFF Enterprises, Inc.	20.9%	21.4%
Cencora, Inc.	16.0	*
* Net sales to this distributor were less than 10.0% of the Company's total net sales for the respective periods presented above.

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	Successor
	June 28, 2024	December 29, 2023
Cencora, Inc.	35.1%	24.2%
McKesson Corporation	19.5	20.0
The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
Acthar Gel	22.9%	24.6%
INOmax	12.9	16.2
Therakos	13.1	13.2
APAP	*	12.6

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Acthar Gel	22.5%	22.1%
INOmax	13.9	17.7
Therakos	12.8	13.5
APAP	10.1	11.8
* Net sales attributable to this product were less than 10.0% of the Company's total net sales for the respective periods presented above.

14.	Segment Data
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

Selected information by reportable segment was as follows:

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
Net sales:
Specialty Brands	$274.5	$280.1
Specialty Generics	239.8	194.9
Net sales	$514.3	$475.0
Operating income (loss):
Specialty Brands	$15.7	$61.6
Specialty Generics	62.4	35.1
Segment operating income	78.1	96.7
Unallocated amounts:
Corporate and unallocated expenses (1)	(11.1)	0.6
Depreciation and amortization	(32.1)	(141.1)
Share-based compensation	(3.4)	(2.7)
Restructuring charges, net	(0.2)	0.2
Liabilities management and separation costs (2)	(10.3)	(10.3)
Recovery of bad debt - customer bankruptcy	6.4	—
Operating income (loss)	27.4	(56.6)
Interest expense	(59.4)	(162.6)
Interest income	6.0	4.7
Other expense, net	(3.5)	(1.2)
Reorganization items, net (3)	—	(4.0)
Loss from continuing operations before income taxes	$(29.5)	$(219.7)
(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs included in SG&A, primarily related to professional fees and costs incurred as the Company explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 and professional fees and costs incurred in connection with the Company’s evaluation of its financial situation and related discussions with its stakeholders prior to the commencement of the 2023 Chapter 11 Cases. As of the 2023 Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs were classified as reorganization items, net.
(3)As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within SG&A expenses.

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Net sales:
Specialty Brands	$531.8	$532.1
Specialty Generics	450.3	367.5
Net sales	$982.1	$899.6
Operating income (loss):
Specialty Brands	$45.6	$94.0
Specialty Generics	100.6	67.9
Segment operating income	146.2	161.9
Unallocated amounts:
Corporate and unallocated expenses (1)	(43.0)	(13.4)
Depreciation and amortization	(67.2)	(286.2)
Share-based compensation	(5.3)	(5.3)
Restructuring charges, net	(10.4)	(1.0)
Liabilities management and separation costs (2)	(17.0)	(15.2)
Recovery of bad debt - customer bankruptcy	6.4	—
Operating income (loss)	9.7	(159.2)
Interest expense	(118.5)	(324.6)
Interest income	12.8	9.4
Other expense, net	0.2	(15.8)
Reorganization items, net (3)	—	(9.6)
Loss from continuing operations before income taxes	$(95.8)	$(499.8)
(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs included in SG&A, primarily related to professional fees and costs incurred as the Company explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 and 2020 Bankruptcy Proceedings and professional fees and costs incurred in connection with the Company’s evaluation of its financial situation and related discussions with its stakeholders prior to the commencement of the 2023 Chapter 11 Cases. As of the 2023 Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs were classified as reorganization items, net.
(3)As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within SG&A expenses.

Net sales by product family within the Company's reportable segments were as follows:

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
Acthar Gel	$117.7	$116.8
INOmax	66.4	76.9
Therakos	67.2	62.9
Amitiza	15.3	18.6
Terlivaz	5.3	3.4
Other	2.6	1.5
Specialty Brands	274.5	280.1

Opioids	95.2	72.1
ADHD	41.8	19.0
Addiction treatment	21.0	16.1
Other	3.6	2.4
Generics	161.6	109.6
Controlled substances	26.4	20.9
APAP	47.3	59.8
Other	4.5	4.6
API	78.2	85.3
Specialty Generics	239.8	194.9
Net sales	$514.3	$475.0

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Acthar Gel	$220.5	$198.8
INOmax	136.6	159.6
Therakos	125.4	121.6
Amitiza	34.7	43.1
Terlivaz	11.3	5.6
Other	3.3	3.4
Specialty Brands	531.8	532.1

Opioids	177.1	134.3
ADHD	73.5	41.4
Addiction treatment	36.4	31.7
Other	5.1	4.2
Generics	292.1	211.6
Controlled substances	49.3	39.4
APAP	99.0	106.2
Other	9.9	10.3
API	158.2	155.9
Specialty Generics	450.3	367.5
Net sales	$982.1	$899.6

15.	Subsequent Events
Therakos Divestiture
On August 3, 2024, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Solaris Bidco Limited, Solaris IPCo Limited and Solaris US BidCo, LLC (collectively, the “Purchasers”), affiliates of CVC Capital Partners IX, for the transfer of the assets and liabilities constituting the Company’s Therakos business to Purchasers. Upon the terms and subject to the conditions set forth in the Agreement, Purchasers will acquire the Therakos business from the Company (the “Transaction”) for a base purchase price of $925.0 million.
The base purchase price is subject to customary adjustments; it could be decreased as a result of certain transaction expenses of the purchased entities and items defined as indebtedness in the Agreement, could be increased by certain amounts of cash, and could be increased or decreased based on the Therakos business’s net working capital at closing relative to an agreed working capital target. Such final purchase price will be paid in cash.
One of the Purchasers also made an irrevocable commitment to acquire the shares of the French company operating the Therakos business, Therakos (France) SAS. The definitive agreement with such Purchaser in relation to the shares of Therakos (France) SAS will become effective after satisfaction of local information requirements.
Subject to satisfaction or waiver of the closing conditions, the Company expects the Transaction to be completed in the fourth quarter of 2024. The Agreement provides that the Purchasers are not required to close prior to October 21, 2024, subject to extension in certain circumstances. The Company is required to use net proceeds from the transaction to prepay or redeem the Takeback Term Loans and Takeback Notes. Such mandatory prepayment or redemption will require us to pay a makewhole premium with the prepaid or redeemed debt, the amount of which will be based on the final net proceeds. Refer to Note 13 for additional information on this premium.
The Agreement provides termination rights for the Company and Purchasers under certain circumstances, including, subject to certain conditions, an uncured material breach by the other party or if the Transaction is not consummated by February 3, 2025. If the Agreement is terminated in connection with Purchasers’ breach of the Agreement or failure to consummate the Transaction under certain circumstances, Purchasers will be required to pay a termination fee of approximately $50.9 million in cash (the “Reverse Termination Fee”).
Purchasers have obtained equity financing commitments from CVC Capital Partners IX and debt financing commitments for the purpose of financing the Transaction, and CVC Capital Partners IX has agreed to guarantee Purchasers’ obligation to pay the Reverse Termination Fee, as well as certain other amounts, subject to the terms and conditions set forth in a limited guarantee. The obligations of the equity and debt financing sources under the applicable commitment letters are subject to customary conditions.
In connection with the Transaction, the parties will also enter into a transition services agreement and certain other agreements at the closing.

Amended and Restated Incentive Plans
In August 2024, the Company’s Board of Directors approved amended and restated award agreements under its 2024 Stock and Incentive Plan for the restricted unit awards and performance unit awards previously granted to for the Company’s non-employee directors and executive officers and amended and restated the Company’s Transaction Incentive Plan. As these amendments were approved during August 2024, the Company is still finalizing the impact on its unaudited condensed consolidated financial statements. The Company will record the impact of these amendments in the three months ended September 27, 2024 (Successor).

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

Therakos® Divestiture
On August 3, 2024, we entered into a definitive agreement with affiliates of CVC Capital Partners IX (“Purchasers”) under which Purchasers will acquire the Therakos business for a base purchase price of $925.0 million, subject to customary adjustments. The transaction is expected to close in the fourth quarter of 2024, subject to regulatory approvals and other customary closing conditions. There can be no assurance that all of the conditions will be satisfied or waived; see “Forward-Looking Statements” at the end of this Item 2 for important additional information and related considerations. Additional information regarding this transaction and related agreements is included in Note 15 of the notes to the unaudited condensed consolidated financial statements and our Form 8-K filed with the SEC on August 5, 2024. As described in more detail in “Liquidity and Capital Resources,” we are required to use net proceeds from the transaction to reduce our debt.

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
Upon emergence from the 2023 Bankruptcy Proceedings on November 14, 2023, we adopted fresh-start accounting in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 - Reorganizations (“ASC 852”), and became a new entity for financial reporting purposes as of the 2023 Effective Date. References to “Successor” relate to the financial position of the reorganized Company as of December 29, 2023 and June 28, 2024 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to “Predecessor” relate to the financial position of the Company as of December 30, 2022 and results of operations of the Company for the period from December 31, 2022 through November 14, 2023. All emergence-related transactions related to the 2023 Effective Date were recorded as of November 14, 2023. Accordingly, the unaudited condensed consolidated financial statements for the Successor periods are not comparable to the Predecessor period.

As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within selling, general and administrative (“SG&A”) expenses. Further, we expect a significant reduction in professional fees directly related to the implementation of the 2023 Plan during 2024.
As a result of our emergence from the 2023 Bankruptcy Proceedings, we had significant changes to our Board of Directors, with the majority of our non-employee directors being newly appointed to the Board of Directors in February 2024. As a result, our Board of Directors may determine, from time to time, to implement changes in our business strategy. At the direction of our Board of Directors, we are engaged in a process of evaluating the assets across our portfolio, in both our Specialty Brands and Specialty Generics segments, and pursuing divestiture opportunities, with a goal of further reducing our debt and maximizing shareholder value. We have engaged Lazard to assist with this process.
For a discussion of certain risks related to our evaluation of divestiture opportunities, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K.

Business Factors Influencing the Results of Operations
We cannot adequately benchmark certain operating results of the three and six months ended June 28, 2024 (Successor) against the three and six months ended June 30, 2023 (Predecessor) as the comparison of Successor and Predecessor periods would not be in accordance with U.S generally accepted accounting principles (“GAAP”). We do not believe that reviewing the results of the Successor period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that our key performance metrics such as net sales and segment results of operations for the three and six months ended June 28, 2024 (Successor) provide a meaningful comparison and are useful in identifying current business trends when compared to the three and six months ended June 30, 2023 (Predecessor). Accordingly, in addition to presenting our results of operations as reported in our unaudited condensed consolidated financial statements in accordance with GAAP, the discussion in “Results of Operations” and “Segment Results” below utilizes a comparison of the three and six months ended June 28, 2024 (Successor) against the three and six months ended June 30, 2023 (Predecessor).

Specialty Brands
Acthar Gel continues to experience persistent demand stabilization and positive prescriber momentum in the category, reflecting the continued prescriber and patient need. We launched SelfJect on August 5, 2024, providing patients with an important new option to manage challenging chronic and acute inflammatory and autoimmune conditions, underscoring Mallinckrodt’s continued investment to modernize the brand for patients.
Net sales of INOmax® for the three months ended June 28, 2024 (Successor) decreased $10.5 million, or 13.7%, to $66.4 million driven primarily by continued competition from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We received U.S. Food and Drug Administration (“FDA”) approval of our 510(k) for INOmax Evolve our next-generation nitric oxide delivery system. We expect the platform to be available in U.S. hospitals in the beginning of the third quarter of 2024. We intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or our next generation delivery systems.
Terlivaz continued its ongoing launch during the three months ended June 28, 2024 (Successor). While uptake has been slower than anticipated, we remain focused on expanding adoption of Terlivaz as the preferred first-line treatment for hepatorenal syndrome patients through early patient identification and physician education.

Specialty Generics
Net sales from the Specialty Generics segment for the three months ended June 28, 2024 (Successor) increased $44.9 million, or 23.0%, to $239.8 million driven primarily by an increase in finished-dosage generics net sales of $52.0 million driven by our ability to manufacture and supply product during periods of market disruption partially offset by a decrease in API net sales of $7.1 million.
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

Results of Operations
Three Months Ended June 28, 2024 (Successor) Compared with Three Months Ended June 30, 2023 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023	Percentage Change
U.S.	$466.8	$426.2	9.5%
Europe, Middle East and Africa	43.1	45.9	(6.1)
Other geographic areas	4.4	2.9	51.7
Net sales	$514.3	$475.0	8.3%
Net sales for the three months ended June 28, 2024 (Successor) increased $39.3 million, or 8.3%, to $514.3 million, compared with $475.0 million for the three months ended June 30, 2023 (Predecessor). This increase was primarily driven by an increase in finished-dosage generics net sales within our Specialty Generics segment, partially offset by a decrease in net sales of INOmax within our Specialty Brands segment, as previously mentioned. For further information on changes in our net sales, refer to “Segment Results” within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income (Loss)
Gross profit. Gross profit for the three months ended June 28, 2024 (Successor) increased $90.1 million, or 85.9%, to $195.0 million, compared with $104.9 million for the three months ended June 30, 2023 (Predecessor). Gross profit margin was 37.9% for the three months ended June 28, 2024 (Successor), compared with 22.1% for the three months ended June 30, 2023 (Predecessor). These increases were driven by lower intangible asset amortization expense of $23.3 million for the three months ended June 28, 2024 (Successor), compared with $129.3 million for the three months ended June 30, 2023 (Predecessor), as a result of the decreased intangible assets fair value from the 2023 fresh-start accounting. The increase in gross profit was also driven by the increase in net sales, as discussed above, as well as a change in product mix. These increases were partially offset by inventory step-up amortization of $109.1 million for the three months ended June 28, 2024 (Successor), compared with $54.3 million for the three months ended June 30, 2023 (Predecessor).
Selling, general and administrative expenses. SG&A expenses for the three months ended June 28, 2024 (Successor) increased $5.5 million, or 4.5%, to $127.9 million, compared with $122.4 million for the three months ended June 30, 2023 (Predecessor). As a percentage of net sales, SG&A expenses were 24.9% and 25.8% for the three months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor), respectively. These increases were primarily driven by a $0.7 million increase in the fair value of our contingent consideration liabilities during the three months ended June 28, 2024 (Successor), compared to a $7.5 million decrease during the three months ended June 30, 2023 (Predecessor) coupled with incremental compensation costs. These increases were partially offset by $3.3 million of income related to professional fees incurred subsequent to our emergence from the 2023 Bankruptcy Proceedings during the three months ended June 28, 2024 (Successor), primarily driven by the release of the remaining professional fee escrow account of $6.4 million. Also included in the offset was a recovery of bad debt expense of $6.4 million related to a customer’s emergence from bankruptcy.

Non-Operating Items
Interest expense and interest income. During the three months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor), net interest expense was $53.4 million and $157.9 million, respectively. During the three months ended June 28, 2024 (Successor), interest expense included $5.2 million of accretion expense associated with our settlement obligations compared to $44.4 million during the three months ended June 30, 2023 (Predecessor). The decrease in accretion expense associated with our settlement obligations was driven by our elimination of the opioid-related litigation liability during the 2023 Bankruptcy Proceedings. Further reducing our interest expense, net, was $6.0 million of amortization of debt compared to $24.3 million of accretion expense associated with debt during the three months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor), respectively. The decrease in interest expense was also impacted by a lower average outstanding debt balance during the three months ended June 28, 2024 (Successor) that yielded a decrease in interest expense as compared to the three months ended June 30, 2023 (Predecessor). The increase in our interest income of $1.3 million was primarily driven by interest income of $3.2 million from our interest rate cap agreement.

Other expense, net. During the three months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor), we incurred other expense of $3.5 million and $1.2 million, respectively. The three months ended June 28, 2024 (Successor) included $4.3 million of unrealized losses on equity securities related to our investments in Silence Therapeutics plc and Panbela Therapeutics, Inc, compared to $1.2 million of unrealized losses during the three months ended June 30, 2023 (Predecessor).
Reorganization items, net. During the three months ended June 30, 2023 (Predecessor), we recorded $4.0 million in reorganization items, net, which represented professional fees associated with the implementation of the plan of reorganization after the emergence from our Chapter 11 cases in 2022. As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within SG&A expenses.
Income tax expense. We recognized an income tax expense of $13.9 million on a loss from continuing operations before income taxes of $29.5 million for the three months ended June 28, 2024 (Successor). This resulted in an effective tax rate of negative 47.1%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.
The Company recognized an income tax expense of $528.1 million on a loss from continuing operations before income taxes of $219.7 million for the three months ended June 30, 2023 (Predecessor). This resulted in an effective tax rate of negative 240.4%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded on the beginning of the year deferred tax assets as a result of the substantial doubt about the ability to continue as a going concern and the mix of pretax earnings in various jurisdictions.

Six Months Ended June 28, 2024 (Successor) Compared with Six Months Ended June 30, 2023 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023	Percentage Change
U.S.	$889.3	$805.8	10.4%
Europe, Middle East and Africa	85.6	86.5	(1.0)
Other geographic areas	7.2	7.3	(1.4)
Net sales	$982.1	$899.6	9.2%
Net sales for the six months ended June 28, 2024 (Successor) increased $82.5 million, or 9.2%, to $982.1 million, compared with $899.6 million for the six months ended June 30, 2023 (Predecessor). This increase was primarily driven by an increase in finished-dosage generics net sales within our Specialty Generics segment and Acthar Gel within our Specialty Brands segment, partially offset by a decrease in net sales of INOmax and Amitiza within our Specialty Brands segment, as previously mentioned. For further information on changes in our net sales, refer to “Segment Results” within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income (Loss)
Gross profit. Gross profit for the six months ended June 28, 2024 (Successor) increased $204.3 million, or 132.1%, to $359.0 million, compared with $154.7 million for the six months ended June 30, 2023 (Predecessor). Gross profit margin was 36.6% for the six months ended June 28, 2024 (Successor), compared with 17.2% for the six months ended June 30, 2023 (Predecessor). These increases were driven by lower intangible asset amortization expense of $48.1 million for the six months ended June 28, 2024 (Successor), compared with $262.5 million for the six months ended June 30, 2023 (Predecessor), as a result of the decreased intangible assets fair value from the 2023 fresh-start accounting. The increase in gross profit was also driven by the increase in net sales, as discussed above, as well as a change in product mix. These increases were partially offset by inventory step-up amortization of $212.4 million for the six months ended June 28, 2024 (Successor), compared with $125.6 million for the six months ended June 30, 2023 (Predecessor).

Selling, general and administrative expenses. SG&A expenses for the six months ended June 28, 2024 (Successor) increased $24.4 million, or 10.1%, to $264.8 million, compared with $240.4 million for the six months ended June 30, 2023 (Predecessor). As a percentage of net sales, SG&A expenses were 27.0% and 26.7% for the six months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor), respectively. These increases were primarily driven by a $2.1 million increase in the fair value of our contingent consideration liabilities during six months ended June 28, 2024 (Successor), compared to a $7.1 million decrease during the three months ended June 30, 2023 (Predecessor) coupled with $4.7 million of professional fees incurred subsequent to our emergence from the 2023 Bankruptcy Proceedings during the six months ended June 28, 2024 (Successor) and incremental compensation costs. The increases were partially offset by a recovery of bad debt expense of $6.4 million related to a customer’s emergence from bankruptcy.
Restructuring charges, net. During the six months ended June 28, 2024 (Successor), we incurred $10.4 million related to one-time termination benefits and contract termination costs related to the ceased commercialization and clinical development and wind down of production of StrataGraft®. During the six months ended June 30, 2023 (Predecessor), we incurred $1.0 million primarily related to employee severance and related benefits.
Liabilities management and separation costs. Liabilities management and separation costs were $17.0 million during the six months ended June 28, 2024 (Successor) compared to $15.2 million during the six months ended June 30, 2023 (Predecessor). Both periods were primarily related to professional fees and costs incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings and the Chapter 11 cases in 2022, respectively, and professional fees and costs incurred in connection with the Company’s evaluation of its financial situation and related discussions with its stakeholders prior to the commencement of the 2023 Chapter 11 Cases during the six months ended June 30, 2023 (Predecessor).

Non-Operating Items
Interest expense and interest income. During the six months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor), net interest expense was $105.7 million and $315.2 million, respectively. During the six months ended June 28, 2024 (Successor), interest expense included $10.1 million of accretion expense associated with our settlement obligations compared to $90.4 million during the six months ended June 30, 2023 (Predecessor). The decrease in accretion expense associated with our settlement obligations was driven by our elimination of the opioid-related litigation liability during the 2023 Bankruptcy Proceedings. Further reducing our interest expense, net, was $12.1 million of amortization of debt compared to $48.3 million of accretion expense associated with debt during the six months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor), respectively. The decrease in interest expense was also impacted by a lower average outstanding debt balance during the six months ended June 28, 2024 (Successor) that yielded a decrease in interest expense as compared to the six months ended June 30, 2023 (Predecessor). The increase in our interest income of $3.4 million was primarily driven by interest income of $6.5 million from our interest rate cap agreement.
Other expense, net. During the six months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor), we incurred other expense of $0.2 million and $15.8 million, respectively. The six months ended June 28, 2024 (Successor) included $2.7 million of unrealized gains on equity securities related to our investments in Silence Therapeutics plc and Panbela Therapeutics, Inc, compared to $16.3 million of unrealized losses during the six months ended June 30, 2023 (Predecessor). During the six months ended June 28, 2024 (Successor), we recorded a $4.0 million unrealized net loss related to the changes in fair value of our derivative assets and liabilities.
Reorganization items, net. During the six months ended June 30, 2023 (Predecessor), we recorded $9.6 million in reorganization items, net, which represented professional fees associated with the implementation of the plan of reorganization after the emergence from our Chapter 11 cases in 2022. As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within SG&A expenses.
Income tax expense. We recognized an income tax expense of $13.2 million on a loss from continuing operations before income taxes of $95.8 million for the six months ended June 28, 2024 (Successor). This resulted in an effective tax rate of negative 13.8%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.
We recognized an income tax expense of $497.3 million on a loss from continuing operations before income taxes of $499.8 million for the six months ended June 30, 2023 (Predecessor). This resulted in an effective tax rate of negative 99.5%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded on the beginning of the year deferred tax assets as a result of the substantial doubt about the ability to continue as a going concern and the mix of pretax earnings in various jurisdictions.

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

Three Months Ended June 28, 2024 (Successor) Compared with Three Months Ended June 30, 2023 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023	Percentage Change
Specialty Brands	$274.5	$280.1	(2.0)%
Specialty Generics	239.8	194.9	23.0
Net sales	$514.3	$475.0	8.3%
Specialty Brands. Net sales for the three months ended June 28, 2024 (Successor) decreased $5.6 million, or 2.0%, to $274.5 million, compared with $280.1 million for the three months ended June 30, 2023 (Predecessor). As previously discussed, the decrease in net sales was primarily driven by a $10.5 million, or 13.7%, decrease in INOmax.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023	Percentage Change
U.S.	$252.9	$260.5	(2.9)%
Europe, Middle East and Africa	18.2	17.6	3.4
Other	3.4	2.0	70.0
Net sales	$274.5	$280.1	(2.0)%
Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023	Percentage Change
Acthar Gel	$117.7	$116.8	0.8%
INOmax	66.4	76.9	(13.7)
Therakos	67.2	62.9	6.8
Amitiza	15.3	18.6	(17.7)
Terlivaz	5.3	3.4	55.9
Other	2.6	1.5	73.3
Specialty Brands	$274.5	$280.1	(2.0)%
Specialty Generics. Net sales for the three months ended June 28, 2024 (Successor) increased $44.9 million, or 23.0%, to $239.8 million, compared with $194.9 million for the three months ended June 30, 2023 (Predecessor). As previously discussed, the increase in net sales was primarily driven by a $52.0 million, or 47.4% increase, in finished-dosage generic net sales driven by our opioid and ADHD products partially offset by a $7.1 million, or 8.3%, decrease in API net sales.

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023	Percentage Change
U.S.	$213.9	$165.7	29.1%
Europe, Middle East and Africa	24.9	28.3	(12.0)
Other	1.0	0.9	11.1
Net sales	$239.8	$194.9	23.0%
Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023	Percentage Change
Opioids	$95.2	$72.1	32.0%
ADHD	41.8	19.0	120.0
Addiction treatment	21.0	16.1	30.4
Other	3.6	2.4	50.0
Generics	161.6	109.6	47.4
Controlled substances	26.4	20.9	26.3
APAP	47.3	59.8	(20.9)
Other	4.5	4.6	(2.2)
API	78.2	85.3	(8.3)
Specialty Generics	$239.8	$194.9	23.0%
Operating Income (Loss)
Operating income by segment for the three months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor) is shown in the following table (dollars in millions):

	Successor	Predecessor
	Three Months Ended June 28, 2024	Three Months Ended June 30, 2023
Specialty Brands (1)	$15.7	$61.6
Specialty Generics (2)	62.4	35.1
Segment operating income	78.1	96.7
Unallocated amounts:
Corporate and unallocated expenses (3)	(11.1)	0.6
Depreciation and amortization	(32.1)	(141.1)
Share-based compensation	(3.4)	(2.7)
Restructuring charges, net	(0.2)	0.2
Liabilities management and separation costs (4)	(10.3)	(10.3)
Recovery of bad debt - customer bankruptcy	6.4	—
Total operating income (loss)	$27.4	$(56.6)
Interest expense	(59.4)	(162.6)
Interest income	6.0	4.7
Other expense, net	(3.5)	(1.2)
Reorganization items, net	—	(4.0)
Loss from continuing operations before income taxes	$(29.5)	$(219.7)
(1)The three months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor) included inventory fair-value step-up expense of $76.5 million and $43.3 million, respectively.
(2)The three months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor) included inventory fair-value step-up expense of $32.6 million and $11.0 million, respectively. Additionally, the three months ended June 28, 2024 (Successor) included $0.5 million of fresh-start inventory-related income.
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to our reportable segments.

(4)Represents costs, primarily related to professional fees and costs incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 and professional fees and costs incurred in connection with our evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Chapter 11 Cases. As of the 2023 Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs are classified as reorganization items, net.
Specialty Brands. Operating income for the three months ended June 28, 2024 (Successor) decreased $45.9 million, to $15.7 million, compared with $61.6 million for the three months ended June 30, 2023 (Predecessor). Operating margin decreased to 5.7% for the three months ended June 28, 2024 (Successor), compared with 22.0% for the three months ended June 30, 2023 (Predecessor). These decreases in operating income and margin were primarily driven by a $33.2 million increase of inventory step-up expense to $76.5 million for the months ended June 28, 2024 (Successor), compared with $43.3 million for the three months ended June 30, 2023 (Predecessor). The decrease was coupled with a $5.6 million decrease in net sales as discussed above, resulting in a net decrease in gross profit of $43.0 million. The decrease in operating income also included a $1.6 million and $1.4 million increase in SG&A expense and R&D expense, respectively.
Specialty Generics. Operating income for the three months ended June 28, 2024 (Successor) increased $27.3 million, to $62.4 million, compared with an operating income of $35.1 million for the three months ended June 30, 2023 (Predecessor). Operating margin increased to 26.0% for the three months ended June 28, 2024 (Successor), compared with 18.0% for the three months ended June 30, 2023 (Predecessor). These increases in operating income and margin were primarily driven by a $44.9 million increase in net sales as described above, partially offset by a $21.6 million increase of inventory step-up expense to $32.6 million for the three months ended June 28, 2024 (Successor), compared with $11.0 million for the three months ended June 30, 2023 (Predecessor), resulting in a $25.4 million increase to gross profit. The increase in operating income was coupled with a $1.1 million decrease to SG&A expense.
Corporate and unallocated expenses. Corporate and unallocated expenses for the three months ended June 28, 2024 (Successor) increased $11.7 million, to $11.1 million, compared with corporate and unallocated income of $0.6 million for the three months ended June 30, 2023 (Predecessor). The increase in corporate and unallocated expense was primarily driven by a $0.7 million increase in the fair value of our contingent consideration liabilities during the three months ended June 28, 2024 (Successor), compared to a $7.5 million decrease during the three months ended June 30, 2023 (Predecessor) coupled with incremental compensation costs. The increases were partially offset by a gain of $3.3 million, which was primarily driven by the release of the remaining professional fee escrow account of $6.4 million, partially offset by professional fees incurred subsequent to our emergence from the 2023 Bankruptcy Proceedings during the three months ended June 28, 2024 (Successor).
Six Months Ended June 28, 2024 (Successor) Compared with Six Months Ended June 30, 2023 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023	Percentage Change
Specialty Brands	$531.8	$532.1	(0.1)%
Specialty Generics	450.3	367.5	22.5
Net sales	$982.1	$899.6	9.2%
Specialty Brands. Net sales for the six months ended June 28, 2024 (Successor) decreased $0.3 million, or 0.1%, to $531.8 million, compared with $532.1 million for the six months ended June 30, 2023 (Predecessor). The decrease in net sales was primarily driven by a $23.0 million, or 14.4%, decrease in INOmax and a $8.4 million, or 19.5%, decrease in Amitiza partially offset by a $21.7 million, or 10.9%, increase in Acthar Gel.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023	Percentage Change
U.S.	$492.5	$493.8	(0.3)%
Europe, Middle East and Africa	34.1	33.3	2.4
Other	5.2	5.0	4.0
Net sales	$531.8	$532.1	(0.1)%

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023	Percentage Change
Acthar Gel	$220.5	$198.8	10.9%
INOmax	136.6	159.6	(14.4)
Therakos	125.4	121.6	3.1
Amitiza	34.7	43.1	(19.5)
Terlivaz	11.3	5.6	101.8
Other	3.3	3.4	(2.9)
Specialty Brands	$531.8	$532.1	(0.1)%

Specialty Generics. Net sales for the six months ended June 28, 2024 (Successor) increased $82.8 million, or 22.5%, to $450.3 million, compared with $367.5 million for the six months ended June 30, 2023 (Predecessor). As previously discussed, the increase in net sales was primarily driven by a $80.5 million, or 38.0% increase, in finished-dosage generic net sales driven by our opioid and ADHD products and a $2.3 million, or 1.5%, increase in API net sales.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023	Percentage Change
U.S.	$396.8	$312.0	27.2%
Europe, Middle East and Africa	51.5	53.2	(3.2)
Other	2.0	2.3	(13.0)
Net sales	$450.3	$367.5	22.5%

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023	Percentage Change
Opioids	$177.1	$134.3	31.9%
ADHD	73.5	41.4	77.5
Addiction treatment	36.4	31.7	14.8
Other	5.1	4.2	21.4
Generics	292.1	211.6	38.0
Controlled substances	49.3	39.4	25.1
APAP	99.0	106.2	(6.8)
Other	9.9	10.3	(3.9)
API	158.2	155.9	1.5
Specialty Generics	$450.3	$367.5	22.5%

Operating Income (Loss)
Operating income by segment for the six months ended June 28, 2024 (Successor) and June 30, 2023 (Predecessor) is shown in the following table (dollars in millions):

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Specialty Brands (1)	$45.6	$94.0
Specialty Generics (2)	100.6	67.9
Segment operating income	146.2	161.9
Unallocated amounts:
Corporate and unallocated expenses (3)	(43.0)	(13.4)
Depreciation and amortization	(67.2)	(286.2)
Share-based compensation	(5.3)	(5.3)
Restructuring charges, net	(10.4)	(1.0)
Liabilities management and separation costs (4)	(17.0)	(15.2)
Recovery of bad debt - customer bankruptcy	6.4	—
Total operating income (loss)	$9.7	$(159.2)
Interest expense	(118.5)	(324.6)
Interest income	12.8	9.4
Other expense, net	0.2	(15.8)
Reorganization items, net	—	(9.6)
Loss from continuing operations before income taxes	$(95.8)	$(499.8)
(1)The six months ended June 28, 2024 (Successor) and June 30, 2023 (Successor) included inventory fair-value step-up expense of $148.5 million and $104.4 million, respectively.
(2)The six months ended June 28, 2024 (Successor) and June 30, 2023 (Successor) included inventory fair-value step-up expense of $63.9 million and $21.3 million, respectively. Additionally, the six months ended June 28, 2024 (Successor) included $2.5 million of fresh-start inventory-related income.
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to our reportable segments.
(4)Represents costs included in SG&A, primarily related to professional fees and costs incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 and 2020 Bankruptcy Proceedings, professional fees and costs incurred in connection with our evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Chapter 11 Cases. As of the 2023 Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs are classified as reorganization items, net.
Specialty Brands. Operating income for the six months ended June 28, 2024 (Successor) decreased $48.4 million, to $45.6 million, compared with $94.0 million for the six months ended June 30, 2023 (Predecessor). Operating margin decreased to 8.6% for the six months ended June 28, 2024 (Successor), compared with 17.7% for the six months ended June 30, 2023 (Predecessor). These decreases in operating income and margin were primarily driven by a $44.1 million increase of inventory step-up expense to $148.5 million for the six months ended June 28, 2024 (Successor), compared with $104.4 million for the six months ended June 30, 2023 (Predecessor), resulting in a net decrease in gross profit of $43.7 million. The decrease in operating income also included a $2.9 million and $1.8 million increase in SG&A expense and R&D expense, respectively.
Specialty Generics. Operating income for the six months ended June 28, 2024 (Successor) increased $32.7 million, to $100.6 million, compared with an operating income of $67.9 million for the six months ended June 30, 2023 (Predecessor). Operating margin increased to 22.3% for the six months ended June 28, 2024 (Successor), compared with 18.5% for the six months ended June 30, 2023 (Predecessor). The increases in operating income and margin were primarily driven by a $82.8 million increase in net sales as described above, partially offset by a $42.6 million increase of inventory step-up expense to $63.9 million for the months ended June 28, 2024 (Successor), compared with $21.3 million for the six months ended June 30, 2023 (Predecessor), resulting in a $31.7 million increase to gross profit.
Corporate and unallocated expenses. Corporate and unallocated expenses for the six months ended June 28, 2024 (Successor) increased $29.6 million, to $43.0 million, compared with $13.4 million for the six months ended June 30, 2023 (Predecessor). The increase in corporate and unallocated expense was primarily driven by a $2.1 million increase in the fair value of our contingent consideration liabilities during six months ended June 28, 2024 (Successor), compared to a $7.1 million decrease during the six months ended June 30, 2023 (Predecessor) coupled with $4.7 million of professional fees incurred subsequent to our emergence from the 2023 Bankruptcy Proceedings during the six months ended June 28, 2024 (Successor) and incremental compensation costs.

Liquidity and Capital Resources.
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions (inclusive of interest on our variable-rate debt instruments), capital expenditures, cash paid in connection with settlement obligations, acquisitions and licensing agreements and cash received as a result of our divestitures. We have historically generated and expect to continue to generate positive cash flows from operations, and we believe that our sources of liquidity are adequate to fund our operations for the next twelve months and the foreseeable future. Our ability to fund our capital needs, including to repay our outstanding indebtedness and meet our settlement obligation, particularly over the long-term, is impacted by our ongoing ability to generate cash from operations and access to capital markets. See the discussion of risks related to our outstanding indebtedness contained in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K under the heading “Risk Factors — Risks Related to Our Indebtedness and Settlement Obligation.” In addition, with a goal of further reducing our debt and maximizing shareholder value, we are also evaluating the assets across our portfolio and pursuing divestiture opportunities. At the request of some of our holders, we expect to continue to consider whether and when it would be advisable to suspend our reporting obligations under the Securities Exchange Act of 1934, as amended.
As described above, on August 3, 2024, we announced that we had entered into a definitive agreement with Purchasers under which they will acquire our Therakos business for a base purchase price of $925.0 million, subject to customary adjustments. The transaction is expected to close in the fourth quarter of 2024, subject to regulatory approvals and other customary closing conditions. We are required to use net proceeds from the transaction to prepay or redeem our first-out takeback term loans, second-out takeback term loans and second-out takeback notes. Such mandatory prepayment or redemption will require us to pay a makewhole premium with the prepaid or redeemed debt, the amount of which will be based on the final net proceeds. Refer to Notes 13 and 15 of the notes to the unaudited condensed consolidated financial statements for additional information on this premium and agreement, respectively.
If the agreement is terminated in connection with the purchasers’ breach of the agreement or failure to consummate the transaction under certain circumstances, the Purchasers will be required to pay a termination fee of approximately $50.9 million in cash.
Pursuant to the plan of reorganization from our Chapter 11 cases from 2022, during the three months ended June 28, 2024 (Successor), we made a payment of $21.4 million inclusive of interest, related to our Acthar Gel-related settlement, upon the two-year anniversary of the effective date of our emergence from the Chapter 11 cases on June 16, 2022 and will make a payment of $21.3 million, inclusive of interest, upon the three-year anniversary in 2025.
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
A summary of our cash flows from operating, investing, and financing activities is provided in the following table (dollars in millions):

	Successor	Predecessor
	Six Months Ended June 28, 2024	Six Months Ended June 30, 2023
Net cash from:
Operating activities	$47.0	$121.0
Investing activities	(27.6)	(25.6)
Financing activities	(4.6)	(22.1)
Effect of currency exchange rate changes on cash and cash equivalents	(2.2)	(1.1)
Net increase in cash, cash equivalents and restricted cash	$12.6	$72.2

Operating Activities
Net cash provided by operating activities of $47.0 million for the six months ended June 28, 2024 (Successor) was attributable to a net loss of $108.7 million, adjusted for non-cash items of $92.5 million primarily driven by depreciation and amortization of $67.2 million, partially offset with $63.2 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $161.6 million inflow related to inventory, offset by a $21.4 million outflow related to a payment, including interest, to the Department of Justice (“DOJ”) and other parties pursuant to the terms of the Acthar Gel-Related Settlement, an $18.6 million increase in accounts receivable, a $11.5 million decrease in accounts payable, a $5.9 million outflow in income taxes primarily driven by an increase in prepaid income taxes and a $41.0 million net cash outflow related to other assets and liabilities.
Net cash provided by operating activities of $121.0 million for the six months ended June 30, 2023 (Predecessor) was attributable to a net loss of $997.1 million, adjusted for non-cash items of $922.4 million, driven by depreciation and amortization of $286.2 million and accretion on our settlement obligations and debt of $138.6 million, partially offset with $195.7 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $159.4 million inflow in income taxes predominately related to Coronavirus Aid, Relief, and Economic Security Act income tax refunds of $141.6 million received, a $75.7 million increase in inventory and a $14.4 million increase in accounts receivable, partially offset by a $24.5 million decrease in accounts payable, a $16.5 million outflow related to a payment, including interest, to the DOJ and other parties pursuant to the terms of the Acthar Gel-Related Settlement and a $12.8 million net cash outflow related to other assets and liabilities.
Investing Activities
Net cash used in investing activities of $27.6 million for the six months ended June 28, 2024 (Successor) was primarily driven by $50.9 million of capital expenditures, partially offset by cash inflow of $22.6 million from proceeds from debt and equity securities held in rabbi trust. Comparatively, net cash used in investing activities was $25.6 million for the six months ended June 30, 2023 (Predecessor) and was primarily driven by $26.3 million of capital expenditures.
Under our term loan credit agreement and our notes, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loans and offer to repurchase certain of our notes.

Financing Activities
Net cash used in financing activities was $4.6 million for the six months ended June 28, 2024 (Successor), compared with $22.1 million for the six months ended June 30, 2023 (Predecessor). For both respective periods, the net cash used in financing activities was primarily attributable to debt repayments.

Cash Requirements and Sources from Existing Contractual Arrangements
See “Cash Requirements and Sources from Existing Contractual Arrangements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for a description of our material cash requirements from known contractual obligations include debt obligations, legal settlements, lease obligations, purchase obligations and other liabilities reflected on our unaudited condensed consolidated balance sheet as of June 28, 2024 (Successor).

Commitments and Contingencies
Legal Proceedings
See Note 12 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of June 28, 2024 (Successor).

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

Off-Balance Sheet Arrangements
As of June 28, 2024 (Successor), we had various letters of credit, guarantees and surety bonds totaling $31.9 million. See Note 11 of the notes to the unaudited condensed consolidated financial statements, in Part I, Item 1 of this report.

Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.
We believe that our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three and six months ended June 28, 2024 (Successor), there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K, except for those related to share-based compensation described in Note 1 of the notes to the unaudited condensed consolidated financial statements, in Part I, Item 1, of this report.

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

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “project,” “anticipate,” “approximately,” “estimate,” “predict,” “potential,” “continue,” “may,” “could,” “should” or the negative of these terms or similar expressions. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:
•the parties’ ability to satisfy the conditions to the divestiture of the Therakos business, including regulatory approvals and the ability to complete the divestiture on the anticipated timeline or at all;
•the potential impact of the divestiture on our businesses and the risk that consummating the divestiture may be more difficult, time-consuming and costly than expected;
•changes in Mallinckrodt’s board of directors, business strategy and performance;
•Mallinckrodt’s evaluation of the assets across its portfolio, and its related pursuit of any divestiture opportunities, including completion of the sale of the Therakos business;
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

•the ability to maintain relationships with Mallinckrodt’s suppliers, customers, employees and other third parties following the emergence from the 2023 Bankruptcy Proceedings, as well as perceptions of the Company's increased performance and credit risks associated with its constrained liquidity position and capital structure;
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
•the impact of Irish laws;
•the impact on the holders of Mallinckrodt’s ordinary shares if Mallinckrodt’s were to cease to be a reporting company in the United States;
•the comparability of Mallinckrodt’s post-emergence financial results and the projections filed with the Bankruptcy Court; and
•the lack of comparability of Mallinckrodt’s historical financial statements and information contained in its financial statements after the adoption of fresh-start accounting following emergence from the 2023 Bankruptcy Proceedings.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on SOFR plus margin. As of June 28, 2024 (Successor), our outstanding variable rate debt included $864.9 million on our senior secured term loans. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense for fiscal 2024 would increase by approximately $8.6 million. However, we mitigate this exposure with our interest rate cap agreement. For additional information on the interest rate cap agreement, refer to Note 13, of the notes to the unaudited condensed consolidated financial statements.
The remaining outstanding debt as of June 28, 2024 (Successor) is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $1.6 million as of June 28, 2024 (Successor), with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 28, 2024 (Successor) that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 12 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal, and administrative proceedings and claims as of June 28, 2024 (Successor), which are incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5.	Other Information.
Amended and Restated Award Agreements to the Stock Incentive Plan
As previously disclosed, on February 2, 2024, the Board of Directors (“Board”) of Mallinckrodt adopted the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (the “Equity Plan”), and reserved an aggregate of 1,036,649 ordinary shares of Mallinckrodt (the “Ordinary Shares”) (subject to adjustment in accordance with the terms of the Equity Plan) for the issuance of equity awards thereunder to employees and directors.
Also as previously disclosed, pursuant to the terms of the Equity Plan and certain individual written award agreements thereunder (“Award Agreements”), in February 2024, the Board granted equity awards to Mallinckrodt’s executive officers and directors (each, an “Equity Grant”) in an aggregate amount of 820,689 Ordinary Shares. An additional 215,960 Ordinary Shares remain unallocated but available for future grants at the discretion of the Board. Pursuant to the Equity Plan and the Award Agreements, each Equity Grant is a mix of one-third time-vesting restricted stock units that vest in equal annual portions over three years (the “RSUs”) and two-thirds performance-vesting stock units (the “PSUs”). The Equity Plan is more fully described in Mallinckrodt’s Current Report on Form 8-K, filed with the SEC on February 2, 2024.
On August 4, 2024, the Board approved the amendment and restatement of the Award Agreements (the “A&R Award Agreements”). Under the terms of the A&R Award Agreements, the PSUs vest based on Mallinckrodt’s attainment of total realized value targets over a three-year performance period measured at the end of fiscal year 2026. For purposes of the PSUs, total realized value will be determined based on an independent valuation of Mallinckrodt as of the end of fiscal year 2026 plus the after-tax proceeds of any assets sold. The A&R Award Agreements provide participants with unvested awards the ability to elect to receive, when they would otherwise vest, the cash amount offered in any share repurchases in lieu of all or a portion of Ordinary Shares they would otherwise receive on vesting. Any cash amounts elected would be delivered at the same time as the Ordinary Shares would have been delivered, so as to comply with Section 409A of the Internal Revenue Code.
Awards granted to executives under the Equity Plan and the A&R Award Agreements are subject to forfeiture and recoupment upon a termination of the executive for Cause (as defined in the Equity Plan) or the executive’s engagement in certain significant misconduct under the terms of Mallinckrodt’s previously disclosed recoupment policy.
The applicable forms of A&R Award Agreements for the participants provide that in the event of a participant’s termination of employment or service by Mallinckrodt without Cause, or in the case of an executive’s termination of employment for Good Reason (each as defined in the Equity Plan), the participant’s unvested awards will, subject with respect to the PSUs to achievement of the performance targets, vest pro rata based on the date of termination; provided that in the event such termination (a) is of the Chief Executive Officer (“CEO”), or (b) for the other executives and non-employee directors occurs in connection with a Change in Control (as defined in the A&R Award Agreements) or a sale of certain significant assets, the awards will not be subject to proration and will vest in full. In the event of a participant’s death or disability, or in the case of an executive’s termination of employment for Normal Retirement (as defined in the Equity Plan), the participant’s unvested RSUs will vest in full, and the participant’s unvested PSUs will remain outstanding and will be eligible to vest and be settled based on Mallinckrodt’s achievement of the performance targets subject, in the case of the executive’s termination of employment without Cause or for Good Reason, to the executive signing and not revoking a release of claims. In the event of an executive’s termination of employment for Early Retirement (as defined in the Equity Plan), a pro-rata portion of the executive’s unvested RSUs will vest and a pro-rata portion of the executive’s unvested PSUs will remain outstanding and will be eligible to vest and be settled based on Mallinckrodt’s achievement of the performance targets.

During the 12-month period following a participant’s termination of employment or service for any reason other than for Cause (and the absence of any Covenant Breach, as defined below), Mallinckrodt has a right but not an obligation to repurchase all or any portion of the participant’s vested Ordinary Shares at Fair Market Value (as defined in the Equity Plan). In the event of a termination of the participant’s employment or service for Cause or for the material breach by the participant of any restrictive covenants in their operative agreements with Mallinckrodt (a “Covenant Breach”), Mallinckrodt has the right to repurchase the vested Ordinary Shares at the lesser of the price paid by the participant for the Ordinary Shares, which is expected to be $0, and the Fair Market Value of the Ordinary Shares. In recognition of the expected illiquidity of the Ordinary Shares at the end of the Performance Cycle (as defined in the Equity Plan) under the Equity Plan, the A&R Award Agreements also provide the participants with certain rights to require Mallinckrodt to repurchase at the Fair Market Value the vested Ordinary Shares following each of the third and fifth anniversaries of the grant dates, a Change in Control or a sale of certain significant assets, subject to, among other conditions, such purchase not violating the terms of Mallinckrodt’s debt instruments and the Board’s determination that doing so would neither reasonably be expected to result in an event of default under Mallinckrodt’s debt instruments or otherwise impair Mallinckrodt’s ability to meet its operating goals.
The foregoing description of the A&R Award Agreements is qualified in its entirety by references to the terms and conditions of the amended and restated form of restricted unit award for officers, the amended and restated form of restricted unit award for the CEO, the amended and restated form of restricted unit award for directors, the amended and restated form of performance unit award for officers, the amended and restated form of performance unit award for the CEO and the amended and restated form of performance unit award for directors, which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6, respectively.

Amended and Restated Transaction Incentive Plan
As previously disclosed, on February 2, 2024, the Board adopted a Transaction Incentive Plan (the “Transaction Incentive Plan”) intended to compensate designated Mallinckrodt executive officers and directors with bonus payments to be made upon the consummation of qualifying asset sale transactions (each, a “Transaction”). For a description of the Transaction Incentive Plan, refer to Mallinckrodt’s Current Report on Form 8-K, filed with the SEC on February 2, 2024.
On August 4, 2024, the Board amended and restated the Transaction Incentive Plan (the “A&R Transaction Incentive Plan”). The aggregate value of the bonuses payable under the A&R Transaction Incentive Plan will vary based on the amount of proceeds received in connection with the Transaction and when the Transaction signs or closes, but in no instance shall the aggregate value of bonuses payable to executive officers and directors with respect to a Transaction exceed 3% of the proceeds received by Mallinckrodt or its shareholders in connection with that Transaction. Each bonus payment earned under the A&R Transaction Incentive Plan will be generally delivered 50% in connection with closing of the applicable Transaction and 50% on the earlier of (a) December 31, 2026 and (b) a Significant Asset Transaction (as defined in the A&R Transaction Incentive Plan); provided, however that in the event that a Transaction closes following a Significant Asset Transaction, 100% of the applicable bonus payment earned with respect to such Transaction generally will be paid in connection with closing of the such Transaction. In order to be eligible for any bonus payments under the A&R Transaction Incentive Plan, a participant must remain in service to Mallinckrodt on the applicable date or no longer be in service to Mallinckrodt by reason of death or disability or termination without Cause (as defined in the A&R Transaction Incentive Plan) or, in the case of an executive’s departure for Good Reason (as defined in the A&R Transaction Incentive Plan). Bonus payments that relate to deferred proceeds will generally be paid in connection with the receipt of those proceeds if the participant either continued service through the payment date or was involuntarily terminated prior to the payment date. In the event of a participant’s termination of employment or service to the Company without Cause, in the case of an executive for Good Reason, or as a result of death or disability, the participant will be entitled to receive all earned and unpaid Transaction bonuses and all bonuses that would have been earned for Transactions that signed within six months after the date of termination.
Specified executive officers and the non-employee directors who were previously designated as participants under the Transaction Incentive Plan remain designated as participants under the A&R Transaction Incentive Plan without any changes to participation levels previously disclosed by the Company.
The foregoing description of the A&R Transaction Incentive Plan is qualified in its entirety by references to the terms and conditions of the A&R Transaction Incentive Plan, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.7.

Rule 10b5-1 Trading Plans
None of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the period covered by this Report.

Item 6.	Exhibits.

Exhibit Number	Exhibit

2.1
Purchase and Sale Agreement, by and between the Company and Solaris Bidco Limited, Solaris IPCo Limited and Solaris US BidCo LLC, dated as of August 3, 2024 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed August 5, 2024)

2.2
First Amended Plan of Reorganization of Mallinckrodt Plc and Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 10, 2023).

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
4.3
Supplemental Indenture No. 1, dated as of May 1, 2024, to the Indenture, dated as of November 14, 2023, by and among the Issuers, the Guarantors, Wilmington Savings Fund Society, FSB, as first lien trustee and Acquiom Agency Services LLC, as Collateral Agent.

10.1	Form of Amended and Restated Restricted Unit Award for Officers under the Mallinckrodt plc 2024 Stock and Incentive Plan.†*
10.2	Form of Amended and Restated Restricted Unit Award for the CEO under the Mallinckrodt plc 2024 Stock and Incentive Plan.†*
10.3	Form of Amended and Restated Restricted Unit Award for Directors under the Mallinckrodt plc 2024 Stock and Incentive Plan.†*
10.4	Form of Amended and Restated Performance Unit Award for Officers under the Mallinckrodt plc 2024 Stock and Incentive Plan.†*
10.5	Form of Amended and Restated Performance Unit Award for the CEO under the Mallinckrodt plc 2024 Stock and Incentive Plan.†*
10.6	Form of Amended and Restated Performance Unit Award for Directors under the Mallinckrodt plc 2024 Stock and Incentive Plan.†*
10.7	Mallinckrodt plc Amended and Restated Long-Term Transaction Incentive Plan.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).
† Compensation plans or arrangements.
* Portions of the exhibit have been omitted in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PLC

By:	/s/ Bryan M. Reasons
Bryan M. Reasons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 6, 2024