Form 10-Q
period 2024-09-27
Mallinckrodt plc
filed 2024-11-05
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-35803

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of November 1, 2024, the registrant had 19,696,335 ordinary shares outstanding at $0.01 par value.

MALLINCKRODT PLC
INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor).	2
	Condensed Consolidated Statements of Comprehensive Operations for the three and nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor).	4
	Condensed Consolidated Balance Sheets as of September 27, 2024 (Successor) and December 29, 2023 (Successor).	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor).	6
	Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor).	7
	Notes to Condensed Consolidated Financial Statements.	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	47
Item 4.	Controls and Procedures.	48

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	49
Item 1A.	Risk Factors.	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	49
Item 5.	Other Information.	49
Item 6.	Exhibits.	50

SIGNATURES		51

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
Net sales	$505.5	$497.0
Cost of sales	284.4	346.2
Gross profit	221.1	150.8
Selling, general and administrative expenses	141.2	129.2
Research and development expenses	28.2	25.7
Restructuring charges, net	0.1	(0.1)
Non-restructuring impairment charges	—	135.9
Liabilities management and separation costs	15.2	142.1
Operating income (loss)	36.4	(282.0)
Interest expense	(59.0)	(133.1)
Interest income	7.4	3.4
Other (expense) income, net	(3.8)	9.1
Reorganization items, net	—	(1,311.5)
Loss from continuing operations before income taxes	(19.0)	(1,714.1)
Income tax expense	7.2	10.8
Loss from continuing operations	(26.2)	(1,724.9)
Income from discontinued operations, net of income taxes	—	0.1
Net loss	$(26.2)	$(1,724.8)

Basic (loss) income per share (Note 7):
Loss from continuing operations	$(1.33)	$(128.61)
(Loss) income from discontinued operations	—	—
Net loss	$(1.33)	$(128.60)
Basic weighted-average shares outstanding	19.7	13.4

Diluted (loss) income per share (Note 7):
Loss from continuing operations	$(1.33)	$(128.61)
(Loss) income from discontinued operations	—	—
Net loss	$(1.33)	$(128.60)
Diluted weighted-average shares outstanding	19.7	13.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(unaudited; in millions, except per share data)

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Net sales	$1,487.6	$1,396.6
Cost of sales	907.5	1,091.1
Gross profit	580.1	305.5
Selling, general and administrative expenses	406.0	369.6
Research and development expenses	85.3	83.0
Restructuring charges, net	10.5	0.9
Non-restructuring impairment charges	—	135.9
Liabilities management and separation costs	32.2	157.3
Operating income (loss)	46.1	(441.2)
Interest expense	(177.5)	(457.7)
Interest income	20.2	12.8
Other expense, net	(3.6)	(6.7)
Reorganization items, net	—	(1,321.1)
Loss from continuing operations before income taxes	(114.8)	(2,213.9)
Income tax expense	20.4	508.1
Loss from continuing operations	(135.2)	(2,722.0)
Income from discontinued operations, net of income taxes	0.3	0.1
Net loss	$(134.9)	$(2,721.9)

Basic (loss) income per share (Note 7):
Loss from continuing operations	$(6.86)	$(205.37)
Income from discontinued operations	0.02	0.01
Net loss	$(6.85)	$(205.37)
Basic weighted-average shares outstanding	19.7	13.3

Diluted (loss) income per share (Note 7):
Loss from continuing operations	$(6.86)	$(205.37)
Income from discontinued operations	0.02	0.01
Net loss	$(6.85)	$(205.37)
Diluted weighted-average shares outstanding	19.7	13.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited; in millions)

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
Net loss	$(26.2)	$(1,724.8)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	7.6	(3.8)
Derivatives, net of tax	—	3.0
Benefit plans, net of tax	(0.1)	(0.3)
Total other comprehensive income (loss), net of tax	7.5	(1.1)
Comprehensive loss	$(18.7)	$(1,725.9)

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Net loss	$(134.9)	$(2,721.9)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(0.7)	(5.6)
Derivatives, net of tax	—	8.8
Benefit plans, net of tax	(0.1)	(0.5)
Total other comprehensive (loss) income, net of tax	(0.8)	2.7
Comprehensive loss	$(135.7)	$(2,719.2)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except share data)

	Successor
	September 27, 2024	December 29, 2023
Assets
Current Assets:
Cash and cash equivalents	$410.5	$262.7
Accounts receivable, less allowance for doubtful accounts of $5.6 and $6.5	383.3	377.5
Inventories	710.6	982.7
Prepaid expenses and other current assets	169.2	138.9
Current assets held for sale	49.3	—
Total current assets	1,722.9	1,761.8
Property, plant and equipment, net	361.7	321.7
Intangible assets, net	433.7	608.4
Long-term assets held for sale	115.3	—
Deferred income taxes	777.1	801.0
Other assets	227.0	240.7
Total Assets	$3,637.7	$3,733.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$8.7	$6.5
Accounts payable	84.5	100.4
Accrued payroll and payroll-related costs	90.0	82.8
Accrued interest	45.0	20.1
Acthar Gel-Related Settlement	21.3	21.5
Accrued and other current liabilities	280.1	269.9
Current liabilities held for sale	24.1	—
Total current liabilities	553.7	501.2
Long-term debt	1,731.8	1,755.9
Acthar Gel-Related Settlement	121.8	128.5
Pension and postretirement benefits	38.6	40.6
Environmental liabilities	34.4	35.1
Other income tax liabilities	25.7	19.6
Long-term liabilities held for sale	3.2	—
Other liabilities	100.2	92.5
Total Liabilities	2,609.4	2,573.4
Commitments and contingencies (Note 13)
Shareholders' Equity:
Ordinary A shares, €1.00 par value, 25,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.01 par value, 500,000,000 authorized; 19,696,335 issued and outstanding	0.2	0.2
Additional paid-in capital	1,198.4	1,194.6
Accumulated other comprehensive income	2.8	3.6
Retained deficit	(173.1)	(38.2)
Total Shareholders' Equity	1,028.3	1,160.2
Total Liabilities and Shareholders' Equity	$3,637.7	$3,733.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Cash Flows From Operating Activities:
Net loss	$(134.9)	$(2,721.9)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	93.5	423.2
Share-based compensation	3.8	7.7
Deferred income taxes	22.9	475.5
Non-cash impairment charges	—	135.9
Reorganization items, net	—	1,294.1
Non-cash (amortization) accretion expense	(3.6)	176.7
Other non-cash items	18.9	11.6
Changes in assets and liabilities:
Accounts receivable, net	(16.5)	(23.8)
Inventories	222.1	99.1
Accounts payable	(5.6)	(31.2)
Income taxes	(7.1)	168.7
Opioid-Related Litigation Settlement liability	—	(250.0)
Acthar Gel-Related Litigation Settlement liability	(21.4)	(16.5)
Other	13.6	(46.8)
Net cash from operating activities	185.7	(297.7)
Cash Flows From Investing Activities:
Capital expenditures	(71.5)	(41.9)
Proceeds from debt and equity securities	22.6	—
Other	4.2	1.1
Net cash from investing activities	(44.7)	(40.8)
Cash Flows From Financing Activities:
Issuance of external debt	—	380.0
Repayment of debt	(4.4)	(52.0)
Debt financing costs	—	(2.4)
Other	(0.4)	(0.1)
Net cash from financing activities	(4.8)	325.5
Effect of currency rate changes on cash	(0.6)	(1.7)
Net change in cash, cash equivalents and restricted cash, including cash classified within assets held for sale	135.6	(14.7)
Less: Net change in cash classified within assets held for sale	(3.0)	—
Net change in cash, cash equivalents and restricted cash	132.6	(14.7)
Cash, cash equivalents and restricted cash at beginning of period	343.4	466.7
Cash, cash equivalents and restricted cash at end of period	$476.0	$452.0

Cash and cash equivalents at end of period	$410.5	$389.8
Restricted cash included in prepaid expenses and other current assets at end of period (Note 12)	23.9	22.9
Restricted cash included in other long-term assets at end of period (Note 12)	41.6	39.3
Cash, cash equivalents and restricted cash at end of period	$476.0	$452.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 29, 2023 (Successor)	19.7	$0.2	—	$—	$1,194.6	$(38.2)	$3.6	1,160.2
Net loss	—	—	—	—	—	(65.4)	—	(65.4)
Other comprehensive loss	—	—	—	—	—	—	(4.8)	(4.8)
Share-based compensation	—	—	—	—	1.9	—	—	1.9
Balance as of March 29, 2024 (Successor)	19.7	$0.2	—	$—	$1,196.5	$(103.6)	$(1.2)	$1,091.9
Net loss	—	—	—	—	—	(43.3)	—	(43.3)
Other comprehensive loss	—	—	—	—	—	—	(3.5)	(3.5)
Share-based compensation	—	—	—	—	3.4	—	—	3.4
Balance as of June 28, 2024 (Successor)	19.7	$0.2	—	$—	$1,199.9	$(146.9)	$(4.7)	$1,048.5
Net loss	—	—	—	—	—	(26.2)	—	(26.2)
Other comprehensive income	—	—	—	—	—	—	7.5	7.5
Share-based compensation	—	—	—	—	(1.5)	—	—	(1.5)
Balance as of September 27, 2024 (Successor)	19.7	$0.2	—	$—	$1,198.4	$(173.1)	$2.8	$1,028.3

Balance as of December 30, 2022 (Predecessor)	13.2	$0.1	—	$—	$2,191.0	$(588.2)	$10.8	$1,613.7
Net loss	—	—	—	—	—	(249.3)	—	(249.3)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation	—	—	—	—	2.6	—	—	2.6
Balance as of March 31, 2023 (Predecessor)	13.2	$0.1	—	$—	$2,193.6	$(837.5)	$8.2	$1,364.4
Net loss	—	—	—	—	—	(747.8)	—	(747.8)
Other comprehensive income	—	—	—	—	—	—	6.4	6.4
Vesting of restricted shares	0.2	—	0.1	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	2.5	—	—	2.5
Balance as of June 30, 2023 (Predecessor)	13.4	$0.1	0.1	$(0.1)	$2,196.1	$(1,585.3)	$14.6	$625.4
Net loss	—	—	—	—	—	(1,724.8)	—	(1,724.8)
Other comprehensive loss	—	—	—	—	—	—	(1.1)	(1.1)
Vesting of restricted shares	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2.4	—	—	2.4
Balance as of September 29, 2023 (Predecessor)	13.5	$0.1	0.1	$(0.1)	$2,198.5	$(3,310.1)	$13.5	$(1,098.1)
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

Therakos® Divestiture
On August 3, 2024, the Company entered into a Purchase and Sale Agreement for the Company’s Therakos business for a base purchase price of $925.0 million, subject to customary adjustments. Additional information regarding this transaction and related agreements is included in Note 3.

2023 Chapter 11 Cases
On August 28, 2023 (“2023 Petition Date”), the Company voluntarily initiated Chapter 11 proceedings (“2023 Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On September 20, 2023, the directors of the Company initiated examinership proceedings with respect to Mallinckrodt plc by presenting a petition to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 seeking the appointment of an examiner to Mallinckrodt plc. On October 10, 2023, the Bankruptcy Court entered an order confirming a plan of reorganization (“2023 Plan”). Subsequent to the Bankruptcy Court’s order confirming the 2023 Plan, the High Court of Ireland made an order confirming a scheme of arrangement on November 10, 2023, which is based on and consistent in all respects with the 2023 Plan (“2023 Scheme of Arrangement”). The 2023 Plan and the 2023 Scheme of Arrangement became effective on November 14, 2023, (“2023 Effective Date”), and the Company emerged from the 2023 Chapter 11 Cases and the Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”) on that date. See Note 2 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2024 (“Annual Report on Form 10-K”) for further information on the 2023 Plan and emergence from the 2023 Bankruptcy Proceedings.
Reorganization items, net, for the three and nine months ended September 29, 2023 (Predecessor) were $1,311.5 million and $1,321.1 million, respectively. It was comprised of bankruptcy-related professional fees, debt valuation adjustments and adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments were approved by the Bankruptcy Court. Such adjustments included non-cash adjustments associated with the Company’s former debt and settlement obligations in order to reflect the estimated allowed claim of these liabilities within liabilities subject to compromise and a makewhole settlement and a backstop premium associated with former debt obligations.
As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within selling, general and administrative (“SG&A”) expenses. Cash paid for these professional fees was $19.3 million and $2.1 million for the for the nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor), respectively.

2020 Chapter 11 Cases
Reorganization items, net for the Predecessor period represents amounts incurred after the effective date of the plan of reorganization and scheme of arrangement for the 2020 Chapter 11 Cases and the Irish examinership proceedings (together, the “2020 Bankruptcy Proceedings”) in 2022 that directly resulted from the 2020 Bankruptcy Proceedings and were entirely comprised of professional fees associated with the implementation of the plan of reorganization and scheme of arrangement. Cash paid for reorganization items, net for the nine months ended September 29, 2023 (Predecessor) was $19.2 million.

Adoption of Fresh-Start Accounting
Upon emergence from the 2023 Bankruptcy Proceedings on November 14, 2023, the Company adopted fresh-start accounting in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 - Reorganizations (“ASC 852”), and became a new entity for financial reporting purposes as of the 2023 Effective Date. References to “Successor” relate to the financial position of the reorganized Company as of December 29, 2023 and September 27, 2024 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to “Predecessor” relate to the financial position of the Company as of December 30, 2022 and results of operations of the Company for the period from December 31, 2022 through November 14, 2023. All emergence-related transactions related to the 2023 Effective Date were recorded as of November 14, 2023. Accordingly, the unaudited condensed consolidated financial statements for the Successor periods are not comparable to the unaudited condensed consolidated financial statements for the Predecessor periods. See Note 3 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for further information.

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
The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but does not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K.

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

Held for Sale
Assets and liabilities to be disposed of together as a group in a single transaction (“disposal groups”) are classified as held for sale if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. Held for sale classification is required when the six criteria in ASC 360, Property, Plant and Equipment are met. This generally occurs when an agreement to sell exists, or management has committed to a plan to sell the assets within one year.
The long-lived assets included in a disposal group are reported at the lower of their carrying value or fair value less cost to sell, beginning in the period the held for sale criteria are met.  Fair value is determined using acceptable valuation principles, such as the excess earnings, relief from royalty, lost profit or cost method, or a market-based measurement, as applicable. Prior to disposal, losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of any cumulative losses previously recognized. Any gains or losses not previously recognized that result from the sale of a disposal group shall be recognized at the date of sale. Depreciation and amortization expense are not recorded on long-lived assets included within the disposal group.

Fiscal Year
The Company reports its results based on a “52-53 week” year ending on the last Friday of December. Unless otherwise indicated, the three and nine months ended September 27, 2024 (Successor) refers to the thirteen and thirty-nine week periods ended September 27, 2024 (Successor) and the three and nine months ended September 29, 2023 (Predecessor) refers to the thirteen and thirty-nine week periods ended September 29, 2023 (Predecessor).

2.	Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in November 2023. This ASU expands on reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The required disclosure, which is on an annual and interim basis, specifies that significant segment expenses are expenses that are regularly provided to the chief operating decision maker and are used to evaluate performance by segment to make decisions about resource allocations. ASU 2023-07 is effective for the Company beginning with the fiscal year ending December 27, 2024 and interim periods within the fiscal year ending December 26, 2025. The Company currently expects that the guidance will result in incremental footnote disclosures within its consolidated financial statements.
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

3.	Disposition and Held for Sale
On August 3, 2024, the Company entered into a Purchase and Sale Agreement for the Company’s Therakos business for a base purchase price of $925.0 million. The base purchase price is subject to customary adjustments, which will be paid in cash. Subject to satisfaction or waiver of the closing conditions, the Company expects the transaction to be completed in the fourth quarter of 2024. The Company is required to use net proceeds from the transaction to prepay or redeem the term loans and notes, which are further described in Note 11. Such mandatory prepayment or redemption requires the Company to pay a makewhole premium with the prepaid or redeemed debt, the amount of which will be based on the final net proceeds from the transaction.
Since management is authorized to sell and believes it is probable that the sale will occur within a year, the Company determined that the Therakos business met the criteria to be classified as held for sale as of August 3, 2024. However, the Therakos business, the results of which are reported under the Specialty Brands segment, did not qualify as discontinued operations as it did not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, the related assets and liabilities were included in the separate held for sale line items of the asset and liability sections of the unaudited condensed consolidated balance sheet as of September 27, 2024 (Successor). The Company determined that the fair value of Therakos, using a market based approach, was greater than its carrying value and, accordingly, determined that the carrying value was appropriately recorded at cost and no write down was required.

The following table summarizes the assets and liabilities of Therakos that are classified as held for sale on the unaudited condensed consolidated balance sheet as of September 27, 2024 (Successor). As of December 29, 2023 (Successor), the Company had no assets or liabilities related to divestiture activities that met the classification of held for sale.

Successor
September 27, 2024
Carrying amounts of major classes of assets
Cash and cash equivalents	$3.0
Accounts receivable	9.8
Inventories	32.2
Prepaid expenses and other current assets	4.3
Current assets held for sale	49.3
Property, plant and equipment, net	2.2
Intangibles assets, net	108.7
Other non-current assets	4.4
Total assets held for sale	$164.6
Carrying amounts of major classes of liabilities
Accounts payable	$9.2
Accrued payroll and payroll-related costs	4.0
Other current liabilities	10.9
Current liabilities held for sale	24.1
Pension and postretirement benefits	1.6
Other non-current liabilities	1.6
Total liabilities held for sale	$27.3
Consistent with the Company’s calculation of reportable segment operating income, management excludes corporate expenses and certain amounts that management considers to be non-recurring or non-operational, including, but not limited to, depreciation and amortization, share-based compensation, net restructuring charges, non-restructuring impairment charges and liabilities management and separation costs. Refer to Note 15 for additional information on the Company’s segments.
The following tables summarize (loss) income from operations before income taxes for the Therakos business:

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
(Loss) income from operations before income taxes	$(2.2)	$31.6

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
(Loss) income from operations before income taxes	$(0.9)	$52.8

Transaction Incentive Plan
On February 2, 2024, the Company’s Board of Directors (“Board”) adopted a Transaction Incentive Plan, which is intended to compensate designated Mallinckrodt executive officers and directors with bonus payments to be made upon the consummation of qualifying asset sale transactions (each, a “Qualifying Transaction”). On August 4, 2024, the Board amended and restated the Transaction Incentive Plan (“A&R TrIP”). Each bonus payment earned under the A&R TrIP will be generally delivered 50% in connection with closing of the applicable Qualifying Transaction and 50% on the earlier of (a) December 31, 2026 and (b) a Significant Asset Transaction, as defined in the A&R TrIP (“Final Payment Date”); provided, however that in the event that a Qualifying Transaction closes following a Significant Asset Transaction, 100% of the applicable bonus payment earned with respect to such Qualifying Transaction generally will be paid in connection with closing of such Qualifying Transaction.

Subject to the finalization of the purchase price, the Company currently expects to make payments to participants of approximately $13.6 million within 30 days upon closing of the Therakos divestiture. Similarly, the Company expects to make additional payments to participants of approximately $16.5 million by the Final Payment Date. The Company accrued $7.3 million within accrued payroll and payroll-related costs in the unaudited condensed consolidated balance sheet as of September 27, 2024 (Successor), while the corresponding expense was recorded primarily within SG&A on the unaudited condensed consolidated statements of operations during the three and nine months ended September 27, 2024 (Successor). There was no comparable expense accrued related to the A&R TrIP during the three and nine months ended September 29, 2023 (Predecessor).

Transition Services Agreement
In connection with the Therakos divestiture, the Company will enter into a transition services agreement (“TSA”) effective upon closing to provide certain business support services for up to 18 months after the closing date. These services include, but are not limited to, information technology, procurement, distribution, logistics and order to delivery, compliance, accounting, finance, and administrative activities. Revenue associated with the TSA will be recorded within other expense, net, and expenses associated with servicing the TSA will be recorded within their natural expense classification, respectively, on the unaudited condensed consolidated statements of operation. Since the TSA is not yet in effect, no revenue or expenses were recorded related to the TSA during three and nine months ended September 27, 2024 (Successor).

4.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 15 for presentation of the Company's net sales by product family.
Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks (1)	Product Returns	Other Sales Deductions	Total
Balance as of December 30, 2022 (Predecessor)	$265.3	$16.0	$12.7	$294.0
Provisions	1,150.5	8.5	36.1	1,195.1
Payments or credits	(1,185.1)	(11.2)	(36.0)	(1,232.3)
Balance as of September 29, 2023 (Predecessor)	$230.7	$13.3	$12.8	$256.8

Balance as of December 29, 2023 (Successor)	$201.6	$14.5	$11.3	$227.4
Provisions	1,206.2	15.9	43.6	1,265.7
Payments or credits	(1,206.9)	(15.8)	(34.9)	(1,257.6)
Balance as of September 27, 2024 (Successor)	$200.9	$14.6	$20.0	$235.5
(1)Includes $29.6 million and $59.0 million of accrued Medicaid and $33.8 million and $35.1 million of accrued rebates as of September 27, 2024 (Successor) and December 29, 2023 (Successor), respectively, included within accrued and other current liabilities in the unaudited condensed consolidated balance sheets.

Product sales transferred to customers at a point in time and over time were as follows:

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
Product sales transferred at a point in time	87.1%	85.1%
Product sales transferred over time	12.9	14.9

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Product sales transferred at a point in time	86.2%	83.1%
Product sales transferred over time	13.8	16.9
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of September 27, 2024 (Successor):

Remainder of Fiscal 2024	$21.8
Fiscal 2025	78.1
Fiscal 2026	49.3
Thereafter	18.9

5.	Restructuring and Related Charges
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
Additionally, during the first quarter of 2024, the Company recorded a $2.5 million net gain within SG&A, which included a $5.1 million non-cash gain related to the write-off of a lease liability, offset by a $2.6 million lease termination cash penalty. The termination penalty is recorded in accrued and other current liabilities on the unaudited condensed consolidated balance sheet as of September 27, 2024 (Successor). Subsequently, in the fourth quarter of 2024, the Company paid the termination penalty.
These actions began in the first quarter of 2024 and are expected to be completed in the first quarter of 2025. As of September 27, 2024 (Successor), the Company currently expects to incur an immaterial amount of additional one-time termination benefits within the Specialty Brands segment through the first quarter of 2025. The exact timing to complete all actions and final costs associated will depend on a number of factors and are subject to change.
Net restructuring and related charges by segment were as follows:

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
Specialty Brands	$0.1	$—
Corporate	—	(0.1)
Restructuring charges, net	$0.1	$(0.1)

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Specialty Brands	$10.5	$—
Corporate	—	1.7
Restructuring and related charges, net	10.5	1.7
Less: accelerated depreciation	—	(0.8)
Restructuring charges, net	$10.5	$0.9

Net restructuring and related charges by program were comprised of the following:

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
2021 Program	$0.1	$—
2018 Program	—	(0.1)
Total charges expected to be settled in cash	$0.1	$(0.1)

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
2021 Program	$10.5	$—
2018 Program	—	1.7
Less: non-cash charges, including accelerated depreciation	—	(0.8)
Total charges expected to be settled in cash	$10.5	$0.9
The following table summarizes the restructuring reserves, which are included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets:

	2021 Program
	Severance	Contract Costs	Total
Balance as of December 29, 2023 (Successor)	$—	$—	$—
Charges from continuing operations	4.6	5.9	10.5
Cash payments	(3.2)	(4.5)	(7.7)
Balance as of September 27, 2024 (Successor)	$1.4	$1.4	$2.8
Cumulative net restructuring and related charges incurred for the 2021 and 2018 programs were as follows as of September 27, 2024 (Successor):

	2021 Program	2018 Program
Specialty Brands	$10.5	$3.1
Specialty Generics	—	19.3
Corporate	—	96.9
	$10.5	$119.3

6.	Income Taxes
The Company recognized an income tax expense of $7.2 million and $20.4 million on losses from continuing operations before income taxes of $19.0 million and $114.8 million for the three and nine months ended September 27, 2024 (Successor), respectively. This resulted in an effective tax rate of negative 37.9% and negative 17.8%, respectively. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings for both periods.

The Company recognized an income tax expense of $10.8 million and $508.1 million on losses from continuing operations before income taxes of $1,714.1 million and $2,213.9 million for the three and nine months ended September 29, 2023 (Predecessor), respectively. This resulted in an effective tax rate of negative 0.6% and negative 23.0%, respectively. For the three months ended September 29, 2023 (Predecessor), the effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of the mix of pretax earnings in various jurisdictions. For the nine months ended September 29, 2023 (Predecessor), the effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded on the beginning of the year deferred tax assets as a result of the Company’s substantial doubt about the ability to continue as a going concern and the mix of pretax earnings in various jurisdictions.
During the nine months ended September 27, 2024 (Successor), net cash payments for income taxes were $4.4 million related to operational activity. During the nine months ended September 29, 2023 (Predecessor), net cash refunds for income taxes were $136.3 million, including refunds of $141.6 million received as a result of provisions in the CARES Act and net payments of $5.3 million related to operational activity.
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
The Company's unrecognized tax benefits, excluding interest, totaled $29.7 million and $33.3 million as of September 27, 2024 (Successor) and December 29, 2023 (Successor), respectively. Within the next twelve months, the unrecognized tax benefits and the related interest and penalties are not expected to change significantly.

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
Outstanding equity awards that could potentially dilute per share amounts in the future, but were not included in the computation of diluted per share amounts because to do so would have been antidilutive, were approximately 1.8 million and 1.7 million of contingent value rights held by the Opioid Master Disbursement Trust II and equity awards for the three and nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor), respectively.
The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
Basic and diluted	19.7	13.4

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Basic and diluted	19.7	13.3

8.	Inventories
Inventories were comprised of the following:

	Successor
	September 27, 2024	December 29, 2023
Raw materials	$105.5	$98.0
Work in process	382.4	501.8
Finished goods	222.7	382.9
	$710.6	$982.7

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following:

	Successor
	September 27, 2024	December 29, 2023
Property, plant and equipment, gross	$397.8	$331.3
Less: accumulated depreciation	(36.1)	(9.6)
Property, plant and equipment, net	$361.7	$321.7
Depreciation expense was as follows:

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
Depreciation expense	$8.2	$11.4

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Depreciation expense	$27.2	$35.1

10.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following:

	Successor
	September 27, 2024		December 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$495.2	$61.6	$624.6	$16.2
As of September 27, 2024 (Successor), the Company reclassified $108.7 million from intangible assets, net to assets held for sale associated with Therakos. Refer to Note 3 for additional information.

Intangible asset amortization expense was as follows:

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
Amortization expense	$18.0	$125.6

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Amortization expense	$66.1	$388.1
The estimated aggregate amortization expense on intangible assets owned by the Company is expected to be as follows:

Successor
Remainder of Fiscal 2024	$14.2
Fiscal 2025	51.8
Fiscal 2026	48.4
Fiscal 2027	45.1
Fiscal 2028	41.8
Fiscal 2029	35.5

11.	Debt
Debt was comprised of the following at the end of each period:

	Successor
	September 27, 2024			December 29, 2023
	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
First-Out Takeback Term Loan due November 2028	$2.3	$2.3	$—	$1.7	$1.7	$—
Second-Out Takeback Term Loan due November 2028	6.4	6.4	—	4.8	4.8	—
Total current debt	$8.7	$8.7	$—	$6.5	$6.5	$—
Long-term debt:
First-Out Takeback Term Loan due November 2028	$225.4	237.7	$—	$227.1	$241.7	$—
Second-Out Takeback Term Loan due November 2028	630.8	668.9	—	635.6	680.7	—
14.75% Second-Out Takeback Notes due November 2028	778.6	827.6	—	778.6	836.4	—
Receivables financing facility due December 2027	—	—	2.4	—	—	2.9
Total long-term debt	1,634.8	1,734.2	2.4	1,641.3	1,758.8	2.9
Total debt	$1,643.5	$1,742.9	$2.4	$1,647.8	$1,765.3	$2.9

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

Applicable interest rate
As of September 27, 2024 (Successor), the applicable interest rate and outstanding principal on the Company's debt instruments were as follows:

September 27, 2024 (Successor)
Applicable Interest Rate
Fixed-rate instruments	14.75%
First-Out Takeback Term Loans (1)	11.01
Second-Out Takeback Term Loans (1)	13.01
(1)Includes the impact of the interest rate cap agreement, which is discussed further in Note 14.

12.	Guarantees
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
On October 12, 2020, the Company voluntarily initiated the 2020 Bankruptcy Proceedings. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of the 2020 Bankruptcy Proceedings and is no longer a liability of the Successor Company. The contract governing the escrow account was assumed in the 2020 Bankruptcy Proceedings. As of September 27, 2024 (Successor) and December 29, 2023 (Successor), $21.1 million and $20.2 million remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets, respectively. As of September 27, 2024 (Successor), the Company does not expect to make future payments related to these indemnification obligations.
As of September 27, 2024 (Successor), the Company had various other letters of credit, guarantees and surety bonds totaling $32.4 million and restricted cash of $44.4 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities. Comparatively, as of December 29, 2023 (Successor), the Company had various other letters of credit, guarantees, and surety bonds totaling $31.4 million and restricted cash of $42.9 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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

Specialty Generics Grand Jury Subpoenas
U.S. Attorney's Office Subpoena W.D. Va. In August 2023, the Company received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia (“WDVA USAO”). Subsequently, the Company received additional grand jury subpoenas from the WDVA USAO, most recently, in October 2024. The subpoenas seek production of certain data and information for the time period from July 17, 2017 to the present, including information and data relating to the Company’s Specialty Generics controlled substances compliance program, the Company's reporting of suspicious orders for controlled substances, chargebacks and other transactions, financial accounts related to these issues, financial transactions involving prescription drug products, and communications between the Company and the U.S. Drug Enforcement Administration.
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
The Company is in the process of responding to the subpoenas from both U.S. Attorneys’ Offices and is cooperating in the investigations. The Company cannot predict the eventual scope, duration or outcome of the investigations at this time.

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
Mallinckrodt Pharmaceuticals Ireland Limited et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (collectively “Airgas”) in the U.S. District Court for the District of Delaware (“District of Delaware”) following notice from Airgas of its ANDA submission seeking approval from the FDA for a generic version of INOmax® (nitric oxide) gas, for inhalation (“INOmax”). Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011. The fact discovery phase is ending, and expert discovery is ongoing. In October 2023, the parties completed briefing on the Company’s motion for preliminary injunction seeking to prevent defendants Airgas Therapeutics LLC and Airgas USA LLC from infringing the Company’s U.S. patents during the pendency of the litigation. On February 12, 2024, the court entered stipulations of consent for filing of an amended complaint. On March 22, 2024, the court granted Air Liquide S.A.’s motion to dismiss. AirGas Therapeutics,

LLC and AirGas USA LLC remain parties to the litigation. The court set a trial date of September 8, 2025.
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
The JPO will hold a hearing on December 10, 2024 relating to Sawai’s challenge of JP4332353; the other challenges are at an early stage. The Company believes that each of these patents and/or PTE registrations is valid, and the Company will vigorously defend these patents and PTE registrations.

Commercial and Securities Litigation
Putative Class Action Securities Litigation (Continental General). On July 7, 2023, a putative class action lawsuit was filed against the Company, its Chief Executive Officer (“CEO”) Sigurdur Olafsson, its Chief Financial Officer (“CFO”) Bryan Reasons, and the Chairman of the Board, Paul Bisaro, in the U.S. District Court for the District of New Jersey, captioned Continental General Insurance Company and Percy Rockdale, LLC v. Mallinckrodt plc et al., No. 23-cv-03662. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between June 17, 2022 and June 14, 2023. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10b-5 promulgated thereunder related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s Opioid-Related Litigation Settlement and the risk of additional filings for bankruptcy protection. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court in September 2023 and in December 2023, an amended complaint was filed by the lead plaintiff against Olafsson, Reasons, and Bisaro (“Individual Defendants”). As to the Company, any liability to the plaintiffs in this matter was discharged upon emergence from the 2023 Bankruptcy Proceedings. In September 2024, the court denied the Individual Defendants' motion to dismiss. The Individual Defendants answered the amended complaint on October 21, 2024, and discovery is ongoing.
Alta Fundamental. In September 2024, a lawsuit was filed against the Company, its CEO Sigurdur Olafsson, its CFO Bryan Reasons, the Chairman of the Board Paul Bisaro, its Chief Strategy and Restructuring Officer Jason Goodson, and its former Global Controller and Chief Investor Relations Officer Daniel Speciale, in the U.S. District Court for the District of New Jersey, captioned Alta Fundamental Advisors, LLC et al. v. Bisaro et al., No. 24-cv-09245. Plaintiffs allege similar facts to those in the Continental General action, and like in that action, the Alta Fundamental lawsuit generally alleges that the defendants made false and misleading statements related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s Opioid-Related Litigation Settlement and the risk of additional filings for bankruptcy protection. The lawsuit alleges claims under Sections 10(b), 18(a), and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and the New Jersey Uniform Securities Act, as well as common law fraud and negligent misrepresentation. The lawsuit seeks monetary damages in an unspecified amount. The defendants must answer, move, or otherwise respond to the complaint by November 25, 2024.
Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its former CEO Mark C. Trudeau, its CFO Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between

February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar® Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. On July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. On August 10, 2020, an amended complaint was filed by the lead plaintiff alleging an expanded putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the “Strougo Defendants”) The amended complaint claims that the defendants made various false and/or misleading statements and/or failed to disclose various material facts regarding Acthar Gel and its results of operations. On October 1, 2020, the defendants filed a motion to dismiss the amended complaint. On March 17, 2022, the Strougo action was administratively closed. On March 29, 2022, the Strougo action was reinstated only with respect to the Strougo Defendants, and the Strougo Defendants filed their reply in support of their motion to dismiss on May 2, 2022. As to the Company, this matter was resolved in bankruptcy with no further liability against the Company. However, the Company has indemnification obligations as to the Strougo Defendants. On December 16, 2022, the District Court issued an order denying the Strougo Defendants' motion to dismiss in all respects. The Strougo Defendants answered the complaint. In June 2024, the parties reached an agreement in principle to resolve all claims in this matter, which will be funded by the Company’s insurance carriers and is not material to the Company’s financial condition, results of operations and cash flows. On September 18, 2024, plaintiffs filed a motion requesting preliminary approval of the class action settlement, approval of notice to the class, and that the court set a date for a hearing to determine whether final approval of the settlement should be granted.
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

Generic Pharmaceutical Antitrust Multi-District Litigation.
In August 2016, a multi-district litigation (“MDL”) was established in the EDPA relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (“Generic Pricing MDL”). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. The Generic Pricing MDL includes lawsuits against the Company and dozens of other pharmaceutical companies, including a complaint filed by Attorneys General for 51 States, Territories and the District of Columbia seeking monetary damages and injunctive relief ("AG Litigation"). Since its inception, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 200 generic pharmaceutical drugs. Although the AG Litigation had been consolidated in the Eastern District of Pennsylvania in the Generic Pricing MDL, a recent legislative change exempted state antitrust enforcement actions arising under federal antitrust law from MDLs. As a result, the plaintiffs sought and won a remand to the jurisdiction in which the case was filed, the District of Connecticut. As a result of this change and resulting action, the Company filed its answer to the plaintiffs’ amended complaint in September 2024. While the Company is not subject to monetary damages in connection with these matters as a result of the plan of reorganization related to the 2020 Bankruptcy Proceedings and vigorously disagrees with the plaintiffs' characterization of the facts and law, the Company is not able to reasonably estimate whether any injunctive relief will be granted, and if granted, whether it will materially impact the Company's financial position or operations.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including as described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of September 27, 2024 (Successor), it was probable that it would incur remediation costs in the range of $16.9 million to $51.2 million. The Company also concluded that, as of September 27, 2024 (Successor), the best estimate within this range was $35.4 million, of which $1.0 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of September 27, 2024 (Successor). While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
The portion of the liability related to the Belleville facility was discharged against the Company as a result of the 2020 Bankruptcy Proceedings. Any reserves associated with this contingency were included in liabilities subject to compromise as of June 16, 2022 (Predecessor), and any related liabilities were discharged under the Bankruptcy Code. The portion of the liability related to the Lodi facility remains a part of the reserve until the CD is lodged.
As of September 27, 2024 (Successor), the Company estimated that its remaining liability related to the River was $21.1 million, which was included within environmental liabilities on the unaudited condensed consolidated balance sheet as of September 27, 2024 (Successor). Despite the issuance of the revised FFS and the RODs for both the lower and upper River by the EPA, the RI/FS by the CPG, and the conditional CD by the EPA, there are many uncertainties associated with the final agreed-upon remediation, potential future liabilities and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as the remediation progresses.

Bankruptcy Litigation and Appeals
Sanofi. On October 13, 2021, in the 2020 Bankruptcy Proceedings, sanofi-aventis U.S. LLC (“Sanofi”) filed a motion asking the Bankruptcy Court for an order determining that, under the Bankruptcy Code, the Company could not discharge certain alleged royalty obligations owed to Sanofi under an asset purchase agreement through which the Company acquired certain intellectual property from Sanofi's predecessor (“Sanofi Motion”). On November 4, 2021, the Bankruptcy Court denied the Sanofi Motion and ordered that any royalty obligations allegedly owed to Sanofi constitute prepetition unsecured claims that may be discharged under the Bankruptcy Code. On November 19, 2021, Sanofi appealed the Bankruptcy Court's ruling of the Sanofi Motion to the District Court. Briefing was completed on March 10, 2022 and the District Court affirmed on December 21, 2022, for which Sanofi filed a notice of appeal to the Third Circuit Court of Appeals on January 17, 2023. On April 25, 2024, the Third Circuit ruled in favor of the Company in all respects, stating that royalty obligations owed to Sanofi were discharged in bankruptcy.

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
The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

		Fair Value Measurement Using Fair Value Hierarchy:
	September 27, 2024 (Successor)	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$24.9	$16.5	$8.4	$—
Equity securities	30.8	30.8	—	—
Interest rate cap	4.3	—	4.3	—
	$60.0	$47.3	$12.7	$—
Liabilities:
Debt derivative liability	$12.4	$—	$—	$12.4
Deferred compensation liabilities	21.4	—	21.4	—
Contingent consideration liabilities	17.9	—	—	17.9
	$51.7	$—	$21.4	$30.3

		Fair Value Measurement Using Fair Value Hierarchy:
	December 29, 2023 (Successor)	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$43.3	$29.1	$14.2	$—
Equity securities	28.9	28.9	—	—
Interest rate cap	12.9	—	12.9	—
	$85.1	$58.0	$27.1	$—
Liabilities:
Debt derivative liabilities	$15.1	$—	$—	$15.1
Deferred compensation liabilities	21.0	—	21.0	—
Contingent consideration liabilities	14.7	—	—	14.7
	$50.8	$—	$21.0	$29.8

Debt and equity securities held in rabbi trusts. Debt securities held in rabbi trusts primarily consist of U.S. government and agency securities and corporate bonds. When quoted prices are available in an active market, the investments are classified as level 1. When quoted market prices for a security are not available in an active market, they are classified as level 2. Equity securities held in rabbi trusts primarily consist of U.S. common stocks, which are valued using quoted market prices reported on nationally recognized securities exchanges. During the nine months ended September 27, 2024 (Successor), proceeds from debt and equity securities held in rabbi trusts were $22.6 million.
Equity securities. Equity securities consist of shares in Silence Therapeutics plc and Panbela Therapeutics, Inc. for which quoted prices are available in an active market; therefore, these investments are classified as level 1 and are valued based on quoted market prices reported on internationally recognized securities exchanges. The three and nine months ended September 27, 2024 (Successor) included $1.3 million unrealized losses and $1.4 million of unrealized gains, respectively, on equity securities related to our investments in Silence Therapeutics plc and Panbela Therapeutics, Inc, while the three and nine months ended September 29, 2023 (Predecessor) included $7.2 million of unrealized gain and $9.1 million of unrealized loss, respectively. These amounts were recorded within other (expense) income, net in the unaudited condensed consolidated statements of operations.
Interest rate cap. The Company is exposed to interest rate risk on its variable-rate debt. During the three months ended March 31, 2023, the Company entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides the Company with interest rate protection, through March 26, 2026, to the extent that the one-month secured overnight funding rate (“SOFR”) exceeds 3.84%. For purposes of the interest rate cap, SOFR is measured on a predetermined business day of every month, which may not coincide with either the Company’s fiscal period end or the date that SOFR is determined for purposes of the First and Second-Out Takeback Term Loans. The impact of the interest rate cap on the Company’s applicable interest rates as disclosed in Note 11 reflects the SOFR rate in effect on September 27, 2024 (Successor).
The interest rate cap agreement is not accounted for as a cash flow hedge and the changes in fair value of the interest rate cap were recorded within other expense, net in the unaudited condensed consolidated statements of operations. The fair value of the interest rate cap is included in other assets on the Company’s unaudited condensed consolidated balance sheet as of September 27, 2024 (Successor).
The Company elected to use the income approach to value the interest rate cap derivative using observable level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable such as SOFR rate curves, futures and volatilities. Mid-market pricing is used as a practical expedient in the fair value measurements. During the three and nine months ended September 27, 2024 (Successor), the Company recognized a $9.9 million and a $8.6 million unrealized loss, respectively, in other (expense) income, net, while during the three and nine months ended September 29, 2023 (Predecessor), the Company recognized a $2.7 million and a $8.8 million unrealized gain, respectively. These amounts were related to the changes in fair value of the interest rate cap.
Debt derivative liabilities. The debt derivative liabilities related to the Company's First and Second-Out Takeback Term Loans and Takeback Notes are measured using a 'with and without' valuation model to compare the fair values of each debt instrument including the identified embedded derivative feature. The “with” value corresponds to the fair value of each instrument assuming mandatory prepayment upon an asset sale. The “without” value corresponds to the fair value of each instrument assuming no mandatory prepayment upon an asset sale. These derivative liabilities are classified as level 3 and the fair value of the debt instruments including the embedded derivative features were determined using the Black-Derman-Toy model based on the potential scenario included in the tables below, which includes significant unobservable inputs. The estimated settlement value of each scenario, which would include any required applicable premium, is then discounted to present value using a discount rate that is a 1.12% and 2.36% credit spread for the First and Second-Out Takeback Term Loans, respectively, plus the U.S. treasury yield commensurate with the cash flow payment date. The applicable premium estimates were calculated at each mandatory prepayment event date in accordance with the contractual definition and were based, in part, on subjective assumptions. These subjective assumptions relate to scenario-related proceeds from an asset sale, inclusive of estimated transaction fees and related taxes. The debt derivative liability is recorded at fair value, with the changes in fair value reported within earnings. The debt derivative liability was $12.4 million and $15.1 million as of September 27, 2024 (Successor) and December 29, 2023 (Successor), respectively, and was recorded within accrued and other current liabilities within the unaudited condensed consolidated balance sheets as of September 27, 2024 (Successor) and December 29, 2023 (Successor). The $8.0 million and $2.7 million decreases in debt derivative liability during the three and nine months ended September 27, 2024 (Successor), respectively, were recognized in other (expense) income, net, within the unaudited condensed consolidated statements of operations. Significant assumptions utilized in the determination of the fair value as of September 27, 2024 (Successor) are as follows:

Debt derivatives related to first and second-out takeback term loans:

Input	Scenario
Remaining term (years)	4.1
Maturity Date	November 14, 2028
Coupon Rate	7.50% - 9.50% + SOFR
Probability of mandatory prepayment event before November 2025 (1)	95.0%
Estimated timing of mandatory prepayment event before November 2025 (1)	December 2024
(1) Represents a significant unobservable input
Debt derivatives related to takeback notes:

Input	Scenario
Remaining term (years)	4.1
Maturity Date	November 14, 2028
Coupon Rate	14.75%
Probability of mandatory prepayment event before November 2025 (1)	95.0%
Estimated timing of mandatory prepayment event before November 2025 (1)	December 2024
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
Contingent consideration liability. In accordance with the 2020 Plan and the Scheme of Arrangement related to the 2020 Irish examinership proceedings, the Company will provide consideration for the Terlivaz® contingent value right agreement (“CVR”) primarily in the form of the achievement of a cumulative net sales milestone. The determination of fair value is dependent upon a number of factors, which include projections of future net sales, a weighted average cost of capital, and certain other market place data. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the Terlivaz CVR as of September 27, 2024 (Successor) and December 29, 2023 (Successor) to be $17.9 million and $14.7 million, respectively. The contingent consideration liability was classified within other liabilities in the unaudited condensed consolidated balance sheets as of September 27, 2024 (Successor) and December 29, 2023 (Successor). For the three and nine months ended September 27, 2024 (Successor), the Company recorded expense of $1.1 million and $3.2 million, respectively, within SG&A. Comparatively, for the three and nine months ended September 29, 2023 (Predecessor), the Company recorded income of $0.2 million and $7.3 million, respectively, within SG&A.

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of September 27, 2024 (Successor) and December 29, 2023 (Successor):
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other highly liquid investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $65.5 million and $80.7 million as of September 27, 2024 (Successor) and December 29, 2023 (Successor) (level 1), respectively. Included within the balance as of the 2023 Effective Date was $24.0 million related to the funding of a professional fee escrow account upon emergence from the 2023 Bankruptcy Proceedings. As of September 27, 2024 (Successor), the professional fee escrow balance was zero.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $44.2 million and $45.3 million as of September 27, 2024 (Successor) and December 29, 2023 (Successor), respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.

•The Company's Takeback Notes are classified as level 1, as quoted prices are available in an active market for these notes. Since quoted market prices for the Company's Takeback Term Loans are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value. The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	Successor
	September 27, 2024		December 29, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
14.75% Second-Out Takeback Notes due November 2028	$827.6	$853.6	$836.4	$844.4

Level 2:
First-Out Takeback Term Loan Due November 2028	240.0	244.8	243.4	232.8
Second-Out Takeback Term Loan Due November 2028	675.3	691.7	685.5	654.0
Total Debt	$1,742.9	$1,790.1	$1,765.3	$1,731.2

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
FFF Enterprises, Inc.	23.3%	24.0%
Cencora, Inc. (formerly known as AmerisourceBergen Corp.)	*	13.3

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
FFF Enterprises, Inc.	21.7%	22.4%
Cencora, Inc. (formerly known as AmerisourceBergen Corp.)	13.7	*
* Net sales to this distributor were less than 10.0% of the Company's total net sales for the respective periods presented above.
The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	Successor
	September 27, 2024	December 29, 2023
Cencora, Inc. (formerly known as AmerisourceBergen Corp.)	36.7%	24.2%
McKesson Corporation	20.4	20.0

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
Acthar Gel	25.0%	24.6%
INOmax	12.7	14.7
Therakos	13.4	13.3
APAP	*	11.6

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Acthar Gel	23.3%	23.0%
INOmax	13.5	16.6
Therakos	13.0	13.4
APAP	*	11.7
* Net sales attributable to this product were less than 10.0% of the Company's total net sales for the respective periods presented above.

15.	Segment Data
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

Selected information by reportable segment was as follows:

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
Net sales:
Specialty Brands	$286.0	$286.2
Specialty Generics	219.5	210.8
Net sales	$505.5	$497.0
Operating income (loss):
Specialty Brands	$51.6	$87.6
Specialty Generics	52.0	64.0
Segment operating income	103.6	151.6
Unallocated amounts:
Corporate and unallocated expenses (1)	(27.1)	(16.3)
Depreciation and amortization	(26.3)	(137.0)
Share-based compensation	1.5	(2.4)
Restructuring charges, net	(0.1)	0.1
Non-restructuring impairment charges	—	(135.9)
Liabilities management and separation costs (2)	(15.2)	(142.1)
Operating income (loss)	36.4	(282.0)
Interest expense	(59.0)	(133.1)
Interest income	7.4	3.4
Other (expense) income, net	(3.8)	9.1
Reorganization items, net (3)	—	(1,311.5)
Loss from continuing operations before income taxes	$(19.0)	$(1,714.1)
(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs included in SG&A, primarily related to professional fees and costs incurred as the Company explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings and professional fees incurred by the Company (including where the Company are responsible for the fees of third parties, including pursuant to the forbearance agreements related to certain of the Company’s former debt obligations) and costs incurred in connection with the Company’s evaluation of its financial situation and related discussions with its stakeholders prior to the commencement of the 2023 Chapter 11 Cases. As of the 2023 Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs were classified as reorganization items, net.
(3)As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within SG&A expenses.

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Net sales:
Specialty Brands	$817.8	$818.3
Specialty Generics	669.8	578.3
Net sales	$1,487.6	$1,396.6
Operating income (loss):
Specialty Brands	$97.2	$181.6
Specialty Generics	152.6	131.9
Segment operating income	249.8	313.5
Unallocated amounts:
Corporate and unallocated expenses (1)	(70.1)	(29.7)
Depreciation and amortization	(93.5)	(423.2)
Share-based compensation	(3.8)	(7.7)
Restructuring charges, net	(10.5)	(0.9)
Non-restructuring impairment charges	—	(135.9)
Liabilities management and separation costs (2)	(32.2)	(157.3)
Recovery of bad debt - customer bankruptcy	6.4	—
Operating income (loss)	46.1	(441.2)
Interest expense	(177.5)	(457.7)
Interest income	20.2	12.8
Other expense, net	(3.6)	(6.7)
Reorganization items, net (3)	—	(1,321.1)
Loss from continuing operations before income taxes	$(114.8)	$(2,213.9)
(1)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to the Company's reportable segments.
(2)Represents costs included in SG&A, primarily related to professional fees and costs incurred as the Company explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 and 2020 Bankruptcy Proceedings and professional fees incurred by the Company (including where the Company are responsible for the fees of third parties, including pursuant to the forbearance agreements related to certain of the Company’s former debt obligations) and costs incurred in connection with the Company’s evaluation of its financial situation and related discussions with its stakeholders prior to the commencement of the 2023 Chapter 11 Cases. As of the 2023 Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs were classified as reorganization items, net.
(3)As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within SG&A expenses.

Net sales by product family within the Company's reportable segments were as follows:

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
Acthar Gel	$126.4	$122.1
INOmax	64.0	72.9
Therakos	67.6	66.0
Amitiza	18.8	18.3
Terlivaz	7.3	4.4
Other	1.9	2.5
Specialty Brands	286.0	286.2

Opioids	85.9	65.9
ADHD	41.3	41.5
Addiction treatment	18.1	15.1
Other	0.9	3.4
Generics	146.2	125.9
Controlled substances	27.2	22.0
APAP	40.0	57.4
Other	6.1	5.5
API	73.3	84.9
Specialty Generics	219.5	210.8
Net sales	$505.5	$497.0

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Acthar Gel	$346.9	$320.9
INOmax	200.6	232.5
Therakos	193.0	187.6
Amitiza	53.5	61.4
Terlivaz	18.6	10.0
Other	5.2	5.9
Specialty Brands	817.8	818.3

Opioids	263.0	200.2
ADHD	114.8	82.9
Addiction treatment	54.5	46.8
Other	6.0	7.6
Generics	438.3	337.5
Controlled substances	76.5	61.4
APAP	139.0	163.6
Other	16.0	15.8
API	231.5	240.8
Specialty Generics	669.8	578.3
Net sales	$1,487.6	$1,396.6

MALLINCKRODT PLC
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Therakos® Divestiture
On August 3, 2024, we entered into a definitive agreement with affiliates of CVC Capital Partners IX (“Purchasers”) under which Purchasers will acquire the Therakos business for a base purchase price of $925.0 million, subject to customary adjustments. The transaction is expected to close in the fourth quarter of 2024, subject to customary closing conditions. There can be no assurance that all of the conditions will be satisfied or waived; see “Forward-Looking Statements” at the end of this Item 2 for important additional information and related considerations.
Additional information regarding this transaction and related agreements is included in Note 3 of the notes to the unaudited condensed consolidated financial statements and our Form 8-K filed with the SEC on August 5, 2024. As described in more detail in “Liquidity and Capital Resources,” we are required to use net proceeds from the transaction to reduce our debt.

Transaction Incentive Program
On February 2, 2024, our Board of Directors (“Board”) adopted a Transaction Incentive Plan, which is intended to compensate designated Mallinckrodt executive officers and directors with bonus payments to be made upon the consummation of qualifying asset sale transactions (each, a “Qualifying Transaction”). On August 4, 2024, the Board amended and restated the Transaction Incentive Plan (“A&R TrIP”). Each bonus payment earned under the A&R TrIP will be generally delivered 50% in connection with closing of the applicable Qualifying Transaction and 50% on the earlier of (a) December 31, 2026 and (b) a Significant Asset Transaction, as defined in the A&R TrIP (“Final Payment Date”); provided, however that in the event that a Qualifying Transaction closes following a Significant Asset Transaction, 100% of the applicable bonus payment earned with respect to such Qualifying Transaction generally will be paid in connection with closing of the such Qualifying Transaction. In accordance with the A&R TrIP and subject to the finalization of the initial purchase price, we currently expect to make payments to participants of approximately $13.6 million within 30 days upon closing of the Therakos divestiture. Similarly, we expect to make additional payments to participants of approximately $16.5 million by the Final Payment Date.

2023 Emergence from Bankruptcy
On August 28, 2023 (“2023 Petition Date”), we voluntarily initiated Chapter 11 proceedings (“2023 Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On September 20, 2023, our directors initiated examinership proceedings with respect to Mallinckrodt plc by presenting a petition to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 seeking the appointment of an examiner to Mallinckrodt plc. On October 10, 2023, the Bankruptcy Court entered an order confirming a plan of reorganization (“2023 Plan”). Subsequent to the Bankruptcy Court’s order confirming the 2023 Plan, the High Court of Ireland made an order confirming a scheme of arrangement on November 10, 2023, which is based on and consistent in all respects with the 2023 Plan (“2023 Scheme of Arrangement”). The 2023 Plan and the 2023 Scheme of Arrangement became effective on November 14, 2023, (“2023 Effective Date”), and we emerged from the 2023 Chapter 11 Cases and the Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”) on that date.
Upon emergence from the 2023 Bankruptcy Proceedings on November 14, 2023, we adopted fresh-start accounting in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 - Reorganizations (“ASC 852”), and became a new entity for financial reporting purposes as of the 2023 Effective Date. References to “Successor” relate to the financial position of the reorganized Company as of December 29, 2023 and September 27, 2024 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to “Predecessor” relate to the financial position of the Company as of December 30, 2022 and results of operations of the Company for the period from December 31, 2022 through November 14, 2023. All emergence-related transactions related to the 2023 Effective Date were recorded as of November 14, 2023. Accordingly, the unaudited condensed consolidated financial statements for the Successor periods are not comparable to the Predecessor period.
As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within selling, general and administrative (“SG&A”) expenses. Further, we have experienced a significant reduction in professional fees directly related to the implementation of the 2023 Plan during 2024.
As of the 2023 Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs are being classified on a go-forward basis as reorganization items, net.
As a result of our emergence from the 2023 Bankruptcy Proceedings, we had significant changes to our Board of Directors, with the majority of our non-employee directors being newly appointed to the Board of Directors in February 2024. As a result, our Board of Directors may determine, from time to time, to implement changes in our business strategy. At the direction of our Board of Directors, we are exploring a variety of potential divestiture, financing and other transactional opportunities, with a goal of maximizing shareholder value and potentially further reducing our debt. As part of this initiative, we are engaged in a process of evaluating the assets across our portfolio, in both our Specialty Brands and Specialty Generics segments. We have engaged Lazard to assist with this process. Refer to “Therakos Divestiture” above for further details.
For a discussion of certain risks related to our evaluation and execution of divestiture, financing and other transactional opportunities, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K.

Business Factors Influencing the Results of Operations
We cannot adequately benchmark certain operating results of the three and nine months ended September 27, 2024 (Successor) against the three and nine months ended September 29, 2023 (Predecessor) as the comparison of Successor and Predecessor periods would not be in accordance with U.S generally accepted accounting principles (“GAAP”). We do not believe that reviewing the results of the Successor period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that our key performance metrics such as net sales and segment results of operations for the three and nine months ended September 27, 2024 (Successor) provide a meaningful comparison and are useful in identifying current business trends when compared to the three and nine months ended September 29, 2023 (Predecessor). Accordingly, in addition to presenting our results of operations as reported in our unaudited condensed consolidated financial statements in accordance with GAAP, the discussion in “Results of Operations” and “Segment Results” below utilizes a comparison of the three and nine months ended September 27, 2024 (Successor) against the three and nine months ended September 29, 2023 (Predecessor).

Specialty Brands
Net sales of INOmax® for the three months ended September 27, 2024 (Successor) decreased $8.9 million, or 12.2%, to $64.0 million driven primarily by continued competition in the U.S. from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or our next generation delivery systems. Following the successful introduction of the INOmax EVOLVE DS device pilot program earlier this year, late in the third quarter 2024, we have expanded the commercial rollout of EVOLVE to U.S. hospitals nationwide. At quarter end, there were 100 devices in nearly a dozen hospitals across the U.S. We are focused on expanding the rollout of EVOLVE to help meet the needs of neonatal intensive care patients and healthcare professionals by offering improved automation, which enhances safety features, and a streamlined design that elevates the user experience.

Net sales of Acthar® Gel for the three months ended September 27, 2024 (Successor) increased $4.3 million, or 3.5%, to $126.4 million driven primarily by increasing prescriber referrals and patient demand. Additionally, we successfully launched SelfJect on August 5, 2024 with enthusiastic physician and patient feedback, providing patients with an important new option to manage challenging chronic and acute inflammatory and autoimmune conditions, underscoring Mallinckrodt’s investment to modernize the brand for patients.
Net sales of Terlivaz® for the three months ended September 27, 2024 (Successor) increased $2.9 million, or 65.9%, to $7.3 million. We continued to expand adoption in the third quarter through outreach to healthcare providers emphasizing the importance of early patient identification and treatment initiation. We remain focused on establishing Terlivaz as the preferred first-line treatment for hepatorenal syndrome patients with rapid reduction of kidney function.

Specialty Generics
Net sales from the Specialty Generics segment for the three months ended September 27, 2024 (Successor) increased $8.7 million, or 4.1%, to $219.5 million driven primarily by an increase in finished-dosage generics net sales of $20.3 million coupled with increased demand for controlled substance APIs, partially offset by a decrease in APAP net sales of $17.4 million driven primarily by softness in the business stemming from excess supply in the broader market. The increase year over year also reflects the launch of lisdexamfetamine dimesylate capsules (generic form of Vyvanse®) during the three months ended September 29, 2023 (Predecessor).

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

Results of Operations
Three Months Ended September 27, 2024 (Successor) Compared with Three Months Ended September 29, 2023 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023	Percentage Change
U.S.	$460.0	$443.6	3.7%
Europe, Middle East and Africa	41.5	46.6	(10.9)
Other geographic areas	4.0	6.8	(41.2)
Net sales	$505.5	$497.0	1.7%
Net sales for the three months ended September 27, 2024 (Successor) increased $8.5 million, or 1.7%, to $505.5 million, compared with $497.0 million for the three months ended September 29, 2023 (Predecessor). This increase was primarily driven by an increase in finished-dosage generics and increased demand for controlled substance APIs net sales within our Specialty Generics segment, partially offset by decreases in net sales in our APAP business within our Specialty Generics segments, as previously mentioned. For further information on changes in our net sales, refer to “Segment Results” within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income (Loss)
Gross profit. Gross profit for the three months ended September 27, 2024 (Successor) increased $70.3 million, or 46.6%, to $221.1 million, compared with $150.8 million for the three months ended September 29, 2023 (Predecessor). Gross profit margin was 43.7% for the three months ended September 27, 2024 (Successor), compared with 30.3% for the three months ended September 29, 2023 (Predecessor). These increases were driven by lower intangible asset amortization expense of $18.0 million for the three months ended September 27, 2024 (Successor), compared with $125.6 million for the three months ended September 29, 2023 (Predecessor), as a result of the decreased intangible assets fair value from the 2023 fresh-start accounting and the classification of Therakos assets as held for sale. The increase in gross profit was also driven by the increase in net sales, as discussed above, as well as a change in product mix. These increases were partially offset by inventory step-up amortization of $83.8 million for the three months ended September 27, 2024 (Successor), compared with $43.6 million for the three months ended September 29, 2023 (Predecessor).

Selling, general and administrative expenses. SG&A expenses for the three months ended September 27, 2024 (Successor) increased $12.0 million, or 9.3%, to $141.2 million, compared with $129.2 million for the three months ended September 29, 2023 (Predecessor). As a percentage of net sales, SG&A expenses were 27.9% and 26.0% for the three months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor), respectively. These increases were primarily driven by incremental compensation costs, inclusive of approximately $7.3 million of A&R TrIP expense as described above in more detail under the caption “Transaction Incentive Plan”, coupled with a $1.1 million increase in the fair value of our contingent consideration liabilities during the three months ended September 27, 2024 (Successor), compared to a $0.2 million decrease during the three months ended September 29, 2023 (Predecessor).
Non-restructuring impairment charges. Non-restructuring impairment charges were $135.9 million for the three months ended September 29, 2023 (Predecessor) resulting from the full impairment of our StrataGraft intangible asset of $50.1 million and certain of our Specialty Generics IPR&D assets of $85.8 million.
Liabilities management and separation costs. Liabilities management and separation costs were $15.2 million and $142.1 million during the three months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor), respectively. During the three months ended September 27, 2024 (Successor), these costs primarily related to the professional fees and costs incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings and the Chapter 11 cases in 2022. During the three months ended September 29, 2023 (Predecessor), these costs primarily related to professional fees associated with our evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Chapter 11 Cases. A portion of these costs also related to costs incurred by third parties for which we have agreed to be responsible, including pursuant to the forbearance agreements related to certain of our former debt obligations.

Non-Operating Items
Interest expense and interest income. During the three months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor), net interest expense was $51.6 million and $129.7 million, respectively. During the three months ended September 27, 2024 (Successor), interest expense included $4.6 million of accretion expense associated with our settlement obligations compared to $22.4 million during the three months ended September 29, 2023 (Predecessor). The decrease in accretion expense associated with our settlement obligations was driven by our elimination of the opioid-related litigation settlement liability during the 2023 Bankruptcy Proceedings. Further reducing our interest expense, net, was $6.1 million of amortization of debt compared to $15.7 million of accretion expense associated with debt during the three months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor), respectively. The decrease in interest expense was also impacted by a lower average outstanding debt balance during the three months ended September 27, 2024 (Successor) that yielded a decrease in interest expense as compared to the three months ended September 29, 2023 (Predecessor). The increase in our interest income of $4.0 million was primarily driven by interest income of $3.2 million from our interest rate cap agreement.
Other (expense) income, net. During the three months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor), we incurred other expense of $3.8 million and other income of $9.1 million, respectively. The three months ended September 27, 2024 (Successor) included $1.3 million of unrealized losses on equity securities related to our investments in Silence Therapeutics plc and Panbela Therapeutics, Inc, compared to $7.2 million of unrealized gains during the three months ended September 29, 2023 (Predecessor). During the three months ended September 27, 2024 (Successor), we recorded a $1.9 million unrealized net loss related to the changes in the fair value of our derivative assets and liabilities.
Reorganization items, net. During the three months ended September 29, 2023 (Predecessor), we recorded $1,311.5 million in reorganization items, net, which included $743.4 million and $377.6 million of non-cash adjustments associated with our settlement obligations and debt, respectively, in order to reflect the estimated allowed claim amount of these liabilities as a result of our 2023 Chapter 11 Cases. Also included was $123.8 million related to a makewhole settlement, $30.0 million related to a backstop premium and $18.5 million of deferred financing fee write-offs, all associated with our former debt obligations in order to reflect the carrying value of the debt instruments at their estimated allowed claim amount. The remaining expense represented professional fees.
Income tax expense. We recognized an income tax expense of $7.2 million on a loss from continuing operations before income taxes of $19.0 million for the three months ended September 27, 2024 (Successor). This resulted in an effective tax rate of negative 37.9%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.
We recognized an income tax expense of $10.8 million on a loss from continuing operations before income taxes of $1,714.1 million for the three months ended September 29, 2023 (Predecessor). This resulted in an effective tax rate of negative 0.6%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of the mix of pretax earnings in various jurisdictions.

Nine Months Ended September 27, 2024 (Successor) Compared with Nine Months Ended September 29, 2023 (Predecessor)
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023	Percentage Change
U.S.	$1,349.3	$1,249.4	8.0%
Europe, Middle East and Africa	127.1	133.1	(4.5)
Other geographic areas	11.2	14.1	(20.6)
Net sales	$1,487.6	$1,396.6	6.5%
Net sales for the nine months ended September 27, 2024 (Successor) increased $91.0 million, or 6.5%, to $1,487.6 million, compared with $1,396.6 million for the nine months ended September 29, 2023 (Predecessor). This increase was primarily driven by an increase in finished-dosage generics net sales and increased demand for controlled substance APIs net sales partially offset by a decrease in net sales of APAP within our Specialty Generics segment. For further information on changes in our net sales, refer to “Segment Results” within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income (Loss)
Gross profit. Gross profit for the nine months ended September 27, 2024 (Successor) increased $274.6 million, or 89.9%, to $580.1 million, compared with $305.5 million for the nine months ended September 29, 2023 (Predecessor). Gross profit margin was 39.0% for the nine months ended September 27, 2024 (Successor), compared with 21.9% for the nine months ended September 29, 2023 (Predecessor). These increases were driven by lower intangible asset amortization expense of $66.1 million for the nine months ended September 27, 2024 (Successor), compared with $388.1 million for the nine months ended September 29, 2023 (Predecessor), as a result of the decreased intangible assets fair value from the 2023 fresh-start accounting and the classification of Therakos assets as held for sale. The increase in gross profit was also driven by the increase in net sales, as discussed above, as well as a change in product mix. These increases were partially offset by inventory step-up amortization of $296.2 million for the nine months ended September 27, 2024 (Successor), compared with $169.2 million for the nine months ended September 29, 2023 (Predecessor).
Selling, general and administrative expenses. SG&A expenses for the nine months ended September 27, 2024 (Successor) increased $36.4 million, or 9.8%, to $406.0 million, compared with $369.6 million for the nine months ended September 29, 2023 (Predecessor). As a percentage of net sales, SG&A expenses were 27.3% and 26.5% for the nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor), respectively. These increases were primarily driven by a $3.2 million increase in the fair value of our contingent consideration liabilities during nine months ended September 27, 2024 (Successor), compared to a $7.3 million decrease during the nine months ended September 29, 2023 (Predecessor) coupled with $4.5 million of professional fees incurred subsequent to our emergence from the 2023 Bankruptcy Proceedings during the nine months ended September 27, 2024 (Successor) and incremental compensation costs inclusive of approximately $7.3 million of expense related to the A&R TrIP. The increases were partially offset by a recovery of bad debt expense of $6.4 million related to a customer’s emergence from bankruptcy.
Restructuring charges, net. During the nine months ended September 27, 2024 (Successor), we incurred $10.5 million related to one-time termination benefits and contract termination costs related to the ceased commercialization and clinical development and wind down of production of StrataGraft®. During the nine months ended September 29, 2023 (Predecessor), we incurred $0.9 million primarily related to employee severance and related benefits.
Non-restructuring impairment charges. Non-restructuring impairment charges were $135.9 million for the nine months ended September 29, 2023 (Predecessor) resulting from the full impairment of our StrataGraft intangible asset of $50.1 million and certain of our Specialty Generics IPR&D assets of $85.8 million.
Liabilities management and separation costs. Liabilities management and separation costs were $32.2 million and $157.3 million during the nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor), respectively. During the nine months ended September 27, 2024 (Successor), these costs primarily related to the professional fees and costs incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings and the Chapter 11 cases in 2022. During the nine months ended September 29, 2023 (Predecessor), these costs primarily related to professional fees associated with our evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Chapter 11 Cases. A portion of these costs also related to costs incurred by third parties for which we have agreed to be responsible, including pursuant to the forbearance agreements related to certain of our former debt obligations.

Non-Operating Items
Interest expense and interest income. During the nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor), net interest expense was $157.3 million and $444.9 million, respectively. During the nine months ended September 27, 2024 (Successor), interest expense included $14.6 million of accretion expense associated with our settlement obligations compared to $112.7 million during the nine months ended September 29, 2023 (Predecessor). The decrease in interest expense was impacted by a lower average outstanding debt balance during the nine months ended September 27, 2024 (Successor) that yielded a decrease in interest expense as compared to the nine months ended September 29, 2023 (Predecessor). The decrease in accretion expense associated with our settlement obligations was driven by our elimination of the opioid-related litigation settlement liability during the 2023 Bankruptcy Proceedings. Further reducing our interest expense, net, was $18.2 million of amortization of debt compared to $64.0 million of accretion expense associated with debt during the nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor), respectively. The increase in our interest income of $7.4 million was primarily driven by interest income of $9.7 million from our interest rate cap agreement.
Other expense, net. During the nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor), we incurred other expense of $3.6 million and $6.7 million, respectively. The nine months ended September 27, 2024 (Successor) included $1.4 million of unrealized gains on equity securities related to our investments in Silence Therapeutics plc and Panbela Therapeutics, Inc, compared to $9.1 million of unrealized losses during the nine months ended September 29, 2023 (Predecessor). During the nine months ended September 27, 2024 (Successor), we recorded a $5.9 million unrealized net loss related to the changes in the fair value of our derivative assets and liabilities.
Reorganization items, net. During the nine months ended September 29, 2023 (Predecessor), we recorded $1,321.1 million in reorganization items, net, which included $743.4 million and $377.6 million of non-cash adjustments associated with our settlement obligations and debt, respectively, in order to reflect the estimated allowed claim amount of these liabilities as a result of our 2023 Chapter 11 Cases. Also included was $123.8 million related to a makewhole settlement, $30.0 million related to a backstop premium and $18.5 million of deferred financing fee write-offs, all associated with our former debt obligations, in order to reflect the carrying value of the debt instrument at their estimated allowed claim amount. The remaining expense represented professional fees. As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within SG&A expenses.
Income tax expense. We recognized an income tax expense of $20.4 million on a loss from continuing operations before income taxes of $114.8 million for the nine months ended September 27, 2024 (Successor). This resulted in an effective tax rate of negative 17.8%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.
We recognized an income tax expense of $508.1 million on a loss from continuing operations before income taxes of $2,213.9 million for the nine months ended September 29, 2023 (Predecessor). This resulted in an effective tax rate of negative 23.0%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded on the beginning of the year deferred tax assets as a result of the substantial doubt about our ability to continue as a going concern and the mix of pretax earnings in various jurisdictions.

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

Three Months Ended September 27, 2024 (Successor) Compared with Three Months Ended September 29, 2023 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023	Percentage Change
Specialty Brands	$286.0	$286.2	(0.1)%
Specialty Generics	219.5	210.8	4.1
Net sales	$505.5	$497.0	1.7%
Specialty Brands. Net sales for the three months ended September 27, 2024 (Successor) decreased $0.2 million, or 0.1%, to $286.0 million, compared with $286.2 million for the three months ended September 29, 2023 (Predecessor). As previously discussed, the decrease in net sales was primarily driven by a $8.9 million, or 12.2%, decrease in INOmax, partially offset by a $4.3 million, or 3.5%, increase in Acthar Gel and a $2.9 million, or 65.9%, increase in Terlivaz.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023	Percentage Change
U.S.	$264.9	$263.2	0.6%
Europe, Middle East and Africa	18.0	17.2	4.7
Other	3.1	5.8	(46.6)
Net sales	$286.0	$286.2	(0.1)%
Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023	Percentage Change
Acthar Gel	$126.4	$122.1	3.5%
INOmax	64.0	72.9	(12.2)
Therakos	67.6	66.0	2.4
Amitiza	18.8	18.3	2.7
Terlivaz	7.3	4.4	65.9
Other	1.9	2.5	(24.0)
Specialty Brands	$286.0	$286.2	(0.1)%
Specialty Generics. Net sales for the three months ended September 27, 2024 (Successor) increased $8.7 million, or 4.1%, to $219.5 million, compared with $210.8 million for the three months ended September 29, 2023 (Predecessor). As previously discussed, the increase in net sales was primarily driven by a $20.3 million, or 16.1% increase, in finished-dosage generic net sales coupled with increased demand for controlled substance APIs, partially offset by a decrease in APAP net sales of $17.4 million, or 30.3% driven primarily by softness in the business stemming from excess supply in the broader market. The increase year over year also reflects the launch of lisdexamfetamine dimesylate capsules (generic form of Vyvanse®) during the three months ended September 29, 2023 (Predecessor).

Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023	Percentage Change
U.S.	$195.1	$180.4	8.1%
Europe, Middle East and Africa	23.5	29.4	(20.1)
Other	0.9	1.0	(10.0)
Net sales	$219.5	$210.8	4.1%
Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023	Percentage Change
Opioids	$85.9	$65.9	30.3%
ADHD	41.3	41.5	(0.5)
Addiction treatment	18.1	15.1	19.9
Other	0.9	3.4	(73.5)
Generics	146.2	125.9	16.1
Controlled substances	27.2	22.0	23.6
APAP	40.0	57.4	(30.3)
Other	6.1	5.5	10.9
API	73.3	84.9	(13.7)
Specialty Generics	$219.5	$210.8	4.1%
Operating Income (Loss)
Operating income by segment for the three months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor) is shown in the following table (dollars in millions):

	Successor	Predecessor
	Three Months Ended September 27, 2024	Three Months Ended September 29, 2023
Specialty Brands (1)	$51.6	$87.6
Specialty Generics (2)	52.0	64.0
Segment operating income	103.6	151.6
Unallocated amounts:
Corporate and unallocated expenses (3)	(27.1)	(16.3)
Depreciation and amortization	(26.3)	(137.0)
Share-based compensation	1.5	(2.4)
Restructuring charges, net	(0.1)	0.1
Non-restructuring impairment charges	—	(135.9)
Liabilities management and separation costs (4)	(15.2)	(142.1)
Operating income (loss)	$36.4	$(282.0)
Interest expense	(59.0)	(133.1)
Interest income	7.4	3.4
Other (expense) income, net	(3.8)	9.1
Reorganization items, net	—	(1,311.5)
Loss from continuing operations before income taxes	$(19.0)	$(1,714.1)
(1)The three months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor) included inventory fair-value step-up expense of $62.7 million and $42.8 million, respectively.
(2)The three months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor) included inventory fair-value step-up expense of $21.1 million and $0.7 million, respectively.
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to our reportable segments.

(4)Represents costs, primarily related to professional fees and costs incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings and, in the prior year, professional fees incurred by us (including where we are responsible for the fees of third parties, including pursuant to the forbearance agreements related to certain of our former debt obligations) in connection with our evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Chapter 11 Cases. As of the 2023 Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs are classified as reorganization items, net.
Specialty Brands. Operating income for the three months ended September 27, 2024 (Successor) decreased $36.0 million, to $51.6 million, compared with $87.6 million for the three months ended September 29, 2023 (Predecessor). Operating margin decreased to 18.0% for the three months ended September 27, 2024 (Successor), compared with 30.6% for the three months ended September 29, 2023 (Predecessor). These decreases in operating income and margin were primarily driven by a $19.9 million increase of inventory step-up expense to $62.7 million for the months ended September 27, 2024 (Successor), compared with $42.8 million for the three months ended September 29, 2023 (Predecessor). The decrease was coupled with a $0.2 million decrease in net sales as discussed above, resulting in a net decrease in gross profit of $27.4 million. The decrease in operating income also included a $7.6 million increase in SG&A expense.
Specialty Generics. Operating income for the three months ended September 27, 2024 (Successor) decreased $12.0 million, to $52.0 million, compared with an operating income of $64.0 million for the three months ended September 29, 2023 (Predecessor). Operating margin decreased to 23.7% for the three months ended September 27, 2024 (Successor), compared with 30.4% for the three months ended September 29, 2023 (Predecessor). These decreases in operating income and margin were primarily driven a $20.4 million increase of inventory step-up expense to $21.1 million for the three months ended September 27, 2024 (Successor), compared with $0.7 million for the three months ended September 29, 2023 (Predecessor), partially offset by an $8.7 million increase in net sales as described above, resulting in a $12.1 million decrease to gross profit.
Corporate and unallocated expenses. Corporate and unallocated expenses for the three months ended September 27, 2024 (Successor) increased $10.8 million, to $27.1 million, compared with corporate and unallocated income of $16.3 million for the three months ended September 29, 2023 (Predecessor). The increase in corporate and unallocated expense was primarily driven by incremental compensation costs inclusive of approximately $7.3 million of expense related to the A&R TrIP.
Nine Months Ended September 27, 2024 (Successor) Compared with Nine Months Ended September 29, 2023 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023	Percentage Change
Specialty Brands	$817.8	$818.3	(0.1)%
Specialty Generics	669.8	578.3	15.8
Net sales	$1,487.6	$1,396.6	6.5%
Specialty Brands. Net sales for the nine months ended September 27, 2024 (Successor) decreased $0.5 million, or 0.1%, to $817.8 million, compared with $818.3 million for the nine months ended September 29, 2023 (Predecessor). The decrease in net sales was primarily driven by a $31.9 million, or 13.7%, decrease in INOmax and a $7.9 million, or 12.9%, decrease in Amitiza® partially offset by a $26.0 million, or 8.1%, increase in Acthar Gel and a $8.6 million, or 86.0%, increase in Terlivaz.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023	Percentage Change
U.S.	$757.4	$757.0	0.1%
Europe, Middle East and Africa	52.1	50.5	3.2
Other	8.3	10.8	(23.1)
Net sales	$817.8	$818.3	(0.1)%

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023	Percentage Change
Acthar Gel	$346.9	$320.9	8.1%
INOmax	200.6	232.5	(13.7)
Therakos	193.0	187.6	2.9
Amitiza	53.5	61.4	(12.9)
Terlivaz	18.6	10.0	86.0
Other	5.2	5.9	(11.9)
Specialty Brands	$817.8	$818.3	(0.1)%

Specialty Generics. Net sales for the nine months ended September 27, 2024 (Successor) increased $91.5 million, or 15.8%, to $669.8 million, compared with $578.3 million for the nine months ended September 29, 2023 (Predecessor). As previously discussed, the increase in net sales was primarily driven by a $100.8 million, or 29.9% increase, in finished-dosage generic net sales coupled with increased demand for controlled substance APIs, partially offset by a $24.6 million, or 15.0%, decrease in APAP net sales driven primarily by softness stemming from excess supply in the broader market.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023	Percentage Change
U.S.	$591.9	$492.4	20.2%
Europe, Middle East and Africa	75.0	82.6	(9.2)
Other	2.9	3.3	(12.1)
Net sales	$669.8	$578.3	15.8%

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Successor	Predecessor	Non-GAAP
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023	Percentage Change
Opioids	$263.0	$200.2	31.4%
ADHD	114.8	82.9	38.5
Addiction treatment	54.5	46.8	16.5
Other	6.0	7.6	(21.1)
Generics	438.3	337.5	29.9
Controlled substances	76.5	61.4	24.6
APAP	139.0	163.6	(15.0)
Other	16.0	15.8	1.3
API	231.5	240.8	(3.9)
Specialty Generics	$669.8	$578.3	15.8%

Operating Income (Loss)
Operating income by segment for the nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor) is shown in the following table (dollars in millions):

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Specialty Brands (1)	$97.2	$181.6
Specialty Generics (2)	152.6	131.9
Segment operating income	249.8	313.5
Unallocated amounts:
Corporate and unallocated expenses (3)	(70.1)	(29.7)
Depreciation and amortization	(93.5)	(423.2)
Share-based compensation	(3.8)	(7.7)
Restructuring charges, net	(10.5)	(0.9)
Non-restructuring impairment charges	—	(135.9)
Liabilities management and separation costs (4)	(32.2)	(157.3)
Recovery of bad debt - customer bankruptcy	6.4	—
Operating income (loss)	$46.1	$(441.2)
Interest expense	(177.5)	(457.7)
Interest income	20.2	12.8
Other expense, net	(3.6)	(6.7)
Reorganization items, net	—	(1,321.1)
Loss from continuing operations before income taxes	$(114.8)	$(2,213.9)
(1)The nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor) included inventory fair-value step-up expense of $211.2 million and $147.2 million, respectively.
(2)The nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor) included inventory fair-value step-up expense of $85.0 million and $22.0 million, respectively. Additionally, the nine months ended September 27, 2024 (Successor) included $2.5 million of fresh-start inventory-related expense.
(3)Includes administration expenses and certain compensation, legal, environmental and other costs not charged to our reportable segments.
(4)Represents costs included in SG&A, primarily related to professional fees and costs incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 and 2020 Bankruptcy Proceedings, professional fees incurred by us (including where we are responsible for the fees of third parties, including pursuant to the forbearance agreements related to certain of our former debt obligations) and costs incurred in connection with our evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Chapter 11 Cases. As of the 2023 Petition Date, professional fees directly related to the 2023 Chapter 11 Cases that were previously reflected as liabilities management and separation costs are classified as reorganization items, net.
Specialty Brands. Operating income for the nine months ended September 27, 2024 (Successor) decreased $84.4 million, to $97.2 million, compared with $181.6 million for the nine months ended September 29, 2023 (Predecessor). Operating margin decreased to 11.9% for the nine months ended September 27, 2024 (Successor), compared with 22.2% for the nine months ended September 29, 2023 (Predecessor). These decreases in operating income and margin were primarily driven by a $64.0 million increase of inventory step-up expense to $211.2 million for the nine months ended September 27, 2024 (Successor), compared with $147.2 million for the nine months ended September 29, 2023 (Predecessor), resulting in a net decrease in gross profit of $71.1 million. The decrease in operating income also included a $10.5 million increase in SG&A expense, primarily driven by compensation costs, and a $2.7 million increase in R&D expense.
Specialty Generics. Operating income for the nine months ended September 27, 2024 (Successor) increased $20.7 million, to $152.6 million, compared with an operating income of $131.9 million for the nine months ended September 29, 2023 (Predecessor). Operating margin remained consistent at 22.8% for both the nine months ended September 27, 2024 (Successor) and September 29, 2023 (Predecessor). The increases in operating income were primarily driven by a $91.5 million increase in net sales as described above, partially offset by a $63.0 million increase of inventory step-up expense to $85.0 million for the nine months ended September 27, 2024 (Successor), compared with $22.0 million for the nine months ended September 29, 2023 (Predecessor), resulting in a $19.7 million increase to gross profit.

Corporate and unallocated expenses. Corporate and unallocated expenses for the nine months ended September 27, 2024 (Successor) increased $40.4 million, to $70.1 million, compared with $29.7 million for the nine months ended September 29, 2023 (Predecessor). The increase in corporate and unallocated expense was primarily driven by a $3.2 million increase in the fair value of our contingent consideration liabilities during nine months ended September 27, 2024 (Successor), compared to a $7.3 million decrease during the nine months ended September 29, 2023 (Predecessor) coupled with $4.5 million of professional fees incurred subsequent to our emergence from the 2023 Bankruptcy Proceedings during the nine months ended September 27, 2024 (Successor) and incremental compensation costs inclusive of approximately $7.3 million of expense related to the A&R TrIP.

Liquidity and Capital Resources.
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions (inclusive of interest on our variable-rate debt instruments), capital expenditures, cash paid in connection with settlement obligations, acquisitions and licensing agreements and cash received as a result of our divestitures. We have historically generated and expect to continue to generate positive cash flows from operations, and we believe that our sources of liquidity are adequate to fund our operations for the next twelve months and the foreseeable future. Our ability to fund our capital needs, including to repay our outstanding indebtedness and meet our settlement obligation, particularly over the long-term, is impacted by our ongoing ability to generate cash from operations and access to capital markets. See the discussion of risks related to our outstanding indebtedness contained in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K under the heading “Risk Factors — Risks Related to Our Indebtedness and Settlement Obligation.” In addition, as further described above, we are exploring a variety of potential divestiture, financing and other transactional opportunities. At the request of some of our holders, we expect to continue to consider whether and when it would be advisable to suspend our reporting obligations under the Exchange Act.
As described above, on August 3, 2024, we entered into a definitive agreement with Purchasers under which they will acquire our Therakos business for a base purchase price of $925.0 million, subject to customary adjustments. The transaction is expected to close in the fourth quarter of 2024, subject to customary closing conditions. We are required to use net proceeds from the transaction to prepay or redeem our first-out takeback term loans, second-out takeback term loans and second-out takeback notes. Such mandatory prepayment or redemption will require us to pay a makewhole premium with the prepaid or redeemed debt, the amount of which will be based on the final net proceeds. As of the filing date of this Quarterly Report on Form 10-Q the debt prepayment, including the makewhole premium, is estimated to be approximately $840.0 million, subject to our finalization of the initial purchase price. Refer to Notes 3 and 11 of the notes to the unaudited condensed consolidated financial statements for additional information on this agreement and premium, respectively. Also refer to “Therakos Divestiture” above for further details.
Additionally, in accordance with the A&R TrIP and subject to the finalization of the purchase price, we currently expect to make payments to participants of approximately $13.6 million within 30 days upon closing of the Therakos divestiture. Similarly, we expect to make additional payments to participants of approximately $16.5 million by the Final Payment Date. Refer to the section “Transaction Incentive Plan” above for additional information on these bonuses.
If the agreement is terminated in connection with the purchasers’ breach of the agreement or failure to consummate the transaction under certain circumstances, the Purchasers will be required to pay a termination fee of approximately $50.9 million in cash.
Pursuant to the plan of reorganization from our Chapter 11 cases from 2022, during the nine months ended September 27, 2024 (Successor), we made a payment of $21.4 million inclusive of interest, related to our Acthar Gel-related settlement, upon the two-year anniversary of the effective date of our emergence from the Chapter 11 cases on June 16, 2022 and will make a payment of $21.3 million, inclusive of interest, upon the three-year anniversary in 2025.
We are exposed to interest rate risk on our variable-rate debt. In March 2023, we entered into an interest rate cap agreement. Subsequent to the 2023 Bankruptcy Proceedings, the agreement converts substantially all of our variable-rate debt to a fixed rate through the expiration date of the interest rate cap, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides us with interest rate protection, through March 26, 2026, to the extent that one-month secured overnight funding rate (“SOFR”) exceeds 3.84%. Refer to Note 14 of the notes to the unaudited condensed consolidated financial statements for additional information.

A summary of our cash flows from operating, investing, and financing activities is provided in the following table (dollars in millions):

	Successor	Predecessor
	Nine Months Ended September 27, 2024	Nine Months Ended September 29, 2023
Net cash from:
Operating activities	$185.7	$(297.7)
Investing activities	(44.7)	(40.8)
Financing activities	(4.8)	325.5
Effect of currency exchange rate changes on cash and cash equivalents	(0.6)	(1.7)
Net increase in cash, cash equivalents and restricted cash	$135.6	$(14.7)

Operating Activities
Net cash provided by operating activities of $185.7 million for the nine months ended September 27, 2024 (Successor) was attributable to a net loss of $134.9 million, adjusted for non-cash items of $135.5 million primarily driven by depreciation and amortization of $93.5 million, partially offset with $185.1 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $222.1 million inflow related to inventory, of which $296.2 million relates to the fresh-start inventory step-up expense as a result of the fresh-start accounting in 2023, offset by a $21.4 million outflow related to a payment, including interest, to the Department of Justice (“DOJ”) and other parties pursuant to the terms of the Acthar Gel-Related Settlement, a $16.5 million increase in accounts receivable, a $5.6 million decrease in accounts payable and a $7.1 million outflow in income taxes primarily driven by an increase in prepaid income taxes.
Net cash used in operating activities of $297.7 million for the nine months ended September 29, 2023 (Predecessor) was attributable to a net loss of $2,721.9 million, adjusted for non-cash items of $2,524.7 million, driven by non-cash reorganization items of $1,294.1 million, the valuation allowance on net deferred tax assets of $475.5 million, depreciation and amortization of $423.2 million and accretion on our settlement obligations and debt of $176.7 million, partially offset with $100.5 million of cash outflow from net changes in working capital. The change in working capital was primarily driven by a $250.0 million decrease in the opioid-related litigation settlement, a $63.3 million net cash outflow related to other assets and liabilities, a $31.2 million decrease in accounts payable, and a $23.8 million increase in accounts receivable, partially offset by a $168.7 million inflow in income taxes predominately related to CARES Act income tax refunds of $141.6 million received and a $99.1 million increase in inventory.

Investing Activities
Net cash used in investing activities of $44.7 million for the nine months ended September 27, 2024 (Successor) was primarily driven by $71.5 million of capital expenditures, partially offset by cash inflow of $22.6 million from proceeds from debt and equity securities held in rabbi trust. Comparatively, net cash used in investing activities was $40.8 million for the nine months ended September 29, 2023 (Predecessor) and was primarily driven by $41.9 million of capital expenditures.
Under our term loan credit agreement and our notes, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loans and offer to repurchase certain of our notes. Refer to “Therakos Divestiture” for further details of the Therakos sale agreement. Additional information regarding this transaction and related agreements is included in Note 3 of the notes to the unaudited condensed consolidated financial statements and our Form 8-K filed with the SEC on August 5, 2024.

Financing Activities
Net cash used in financing activities was $4.8 million for the nine months ended September 27, 2024 (Successor) and was primarily attributable to debt repayments. Comparatively, net cash provided by financing activities was $325.5 million for the nine months ended September 29, 2023 (Predecessor) and was primarily attributable to proceeds from the issuance of debt of $380.0 million driven by the issuance of $250.0 million from the debtor-in-possession financing coupled with the draw on our receivables financing facility of $130.0 million. This was partially offset by $52.0 million in debt repayments driven by a $30.0 million repayment on our receivables financing facility and $22.0 million repayment on our variable-rate term loans. We also incurred $2.4 million of debt issuance costs associated with our receivables financing facility.

Cash Requirements and Sources from Existing Contractual Arrangements
See “Cash Requirements and Sources from Existing Contractual Arrangements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for a description of our material cash requirements from known contractual obligations include debt obligations, legal settlements, lease obligations, purchase obligations and other liabilities reflected on our unaudited condensed consolidated balance sheet as of September 27, 2024 (Successor).

Commitments and Contingencies
Legal Proceedings
See Note 13 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of September 27, 2024 (Successor).

Guarantees
In disposing of assets or businesses, we have from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that the ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. See Note 12 of the notes to the unaudited condensed consolidated financial statements, in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements
As of September 27, 2024 (Successor), we had various letters of credit and guarantees totaling $32.4 million. See Note 12 of the notes to the unaudited condensed consolidated financial statements, in Part I, Item 1 of this report.

Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.
We believe that our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three and nine months ended September 27, 2024 (Successor), there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K, except for those related to share-based compensation and assets and liabilities held for sale described in Note 1 of the notes to the unaudited condensed consolidated financial statements, in Part I, Item 1, of this report.

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

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “project,” “anticipate,” “approximately,” “estimate,” “predict,” “potential,” “continue,” “may,” “could,” “should” or the negative of these terms or similar expressions. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:
•the parties’ ability to satisfy the conditions to the divestiture of the Therakos business including the ability to complete the divestiture on the anticipated timeline or at all;
•the potential impact of the divestiture on our businesses and the risk that consummating the divestiture may be more difficult, time-consuming and costly than expected;
•changes in Mallinckrodt’s board of directors, business strategy and performance;
•Mallinckrodt’s initiative to explore a variety of potential divestiture, financing and other transactional opportunities;
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
•the ability to maintain relationships with Mallinckrodt’s suppliers, customers, employees and other third parties following the emergence from the 2023 Bankruptcy Proceedings, as well as perceptions of Mallinckrodt's increased performance and credit risks associated with its constrained liquidity position and capital structure;
•the possibility that Mallinckrodt may be unable to achieve its business and strategic goals even now that the emergence from the 2023 Bankruptcy Proceedings was successfully consummated;
•the non-dischargeability of certain claims against Mallinckrodt as part of the bankruptcy process;
•developing, funding and executing Mallinckrodt’s business plans;
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
•actions taken by third parties, including Mallinckrodt’s creditors, the Trust and other stakeholders;
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on SOFR plus margin. As of September 27, 2024 (Successor), our outstanding variable rate debt included $864.9 million on our senior secured term loans. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense for fiscal 2024 would increase by approximately $8.6 million. However, we mitigate this exposure with our interest rate cap agreement. For additional information on the interest rate cap agreement, refer to Note 14, of the notes to the unaudited condensed consolidated financial statements.
The remaining outstanding debt as of September 27, 2024 (Successor) is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $3.0 million as of September 27, 2024 (Successor), with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 27, 2024 (Successor) that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 13 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal, and administrative proceedings and claims as of September 27, 2024 (Successor), which are incorporated herein by reference.

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
4.3
Supplemental Indenture No. 1, dated as of May 1, 2024, to the Indenture, dated as of November 14, 2023, by and among the Issuers, the Guarantors, Wilmington Savings Fund Society, FSB, as first lien trustee and Acquiom Agency Services LLC, as Collateral Agent.(incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2024).

10.1
Form of Amended and Restated Restricted Unit Award for Officers under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 6, 2024).†*

10.2
Form of Amended and Restated Restricted Unit Award for the CEO under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 6, 2024).†*

10.3
Form of Amended and Restated Restricted Unit Award for Directors under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 6, 2024).†*

10.4
Form of Amended and Restated Performance Unit Award for Officers under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 6, 2024).†*

10.5
Form of Amended and Restated Performance Unit Award for the CEO under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 6, 2024).†*

10.6
Form of Amended and Restated Performance Unit Award for Directors under the Mallinckrodt plc 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed August 6, 2024).†*

10.7	Mallinckrodt plc Amended and Restated Long-Term Transaction Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed August 6, 2024).†*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).
† Compensation plans or arrangements.
* Portions of the exhibit have been omitted in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLINCKRODT PLC

By:	/s/ Bryan M. Reasons
Bryan M. Reasons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 5, 2024