Form 10-K
period 2024-12-27
Mallinckrodt plc
filed 2025-03-13
CIK 1567892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2024
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Ordinary shares, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☒	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes   ☐ No
The number of shares of the registrant's ordinary shares outstanding as of March 7, 2025 was 19,762,306.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 27, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MALLINCKRODT PLC

Presentation of Information
Unless the context requires otherwise, references to “Mallinckrodt plc,” “Mallinckrodt,” “we,” “us,” “our” and “the Company” refer to Mallinckrodt plc, an Irish public limited company, and its consolidated subsidiaries. References to “dollars” or “$” refer to United States dollars.

Trademarks and Trade Names
Mallinckrodt owns or has rights to use trademarks and trade names that it uses in conjunction with the operation of its business. One of the more important trademarks that it owns or has rights to use that appears in this Annual Report on Form 10-K (this “Annual Report”) is “Mallinckrodt,” which is a registered trademark or the subject of pending trademark applications in the United States and other jurisdictions. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in this Annual Report is, to the Company's knowledge, owned by such other company.

Forward-Looking Statements
The Company has made forward-looking statements in this Annual Report that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning the proposed transactions with Endo, Inc., the Company's possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “project,” “anticipate,” “approximately,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “could,” “should” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. The Company’s actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements.

The risk factors included in Item 1A. Risk Factors of this Annual Report could cause the Company's actual results and financial condition to differ materially from those indicated in the forward-looking statements. There may be other risks and uncertainties that the Company is unable to predict at this time or that the Company currently does not expect to have a material adverse effect on its business.
These forward-looking statements are made as of the filing date of this Annual Report. The Company expressly disclaims any obligation to update these forward-looking statements other than as required by law.

Summary of Selected Risk Factors
Our business is subject to numerous material and other risks and uncertainties that you should be aware of. These risks and uncertainties are described more fully in “Item 1A. Risk Factors” in this Annual Report, and include, but are not limited to, the following:
Risks Related to the Proposed Transactions with Endo As More Fully Described in “Item 1A. Risk Factors.”
Risks Related to Our Emergence from Bankruptcy
•Emerging from bankruptcy twice in recent years could adversely affect our business and relationships.
•Our actual financial results after emerging from the 2023 Bankruptcy Proceedings may not be comparable to our projections filed with the Bankruptcy Court.
•Our historical financial statements are not comparable to the information contained in our financial statements after the application of fresh-start accounting following emergence from the 2023 Bankruptcy Proceedings.
•Exercise of the opioid contingent value rights would result in either a cash payment to the Opioid Master Disbursement Trust II that could adversely affect our liquidity or an issuance of ordinary shares that could result in substantial dilution to holders of our ordinary shares.
Risks Related to Our Business
•Our Board of Directors may implement changes in our business strategy.
•Governmental investigations, inquiries, and regulatory actions and lawsuits with respect to our manufacture or sale of opioids could adversely affect us.
•Pharmaceutical companies like us have been under increasing scrutiny and non-compliance with relevant policies, laws, regulations or government guidance may result in adverse actions.
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
•Extensive laws and regulations govern the industry in which we operate, and any failure to comply may materially adversely affect us.
•Our approved and investigational products may cause undesirable side effects that limit their commercial profile or result in other negative consequences.
•We may be unable to successfully develop, commercialize or launch new products or expand commercial opportunities for existing products.
•We have limited resources and may not seek to, or be successful in our efforts to, identify or discover additional products or product candidates at the rate we expect.
•We may not achieve the anticipated benefits of price increases of our pharmaceutical products.
•Our customer or product concentration may materially adversely affect our business.
•We may be unable to protect our intellectual property rights or we may be subject to claims that we infringe on the intellectual property rights of others.
•Clinical trials demonstrating the efficacy of Acthar® Gel (repository corticotropin injection) are limited, which could cause physicians not to prescribe Acthar Gel, or payers not to reimburse the drug.
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
•Some of our products are regulated as controlled substances and are subject to significant regulation by the United States Drug Enforcement Administration and other regulatory agencies.
•At times, quotas granted by the United States Drug Enforcement Administration with respect to controlled substances may be insufficient to meet our customers’ needs.
•Our business could suffer if we, or our suppliers, encounter manufacturing or supply problems.
•Our global operations expose us to risks and challenges associated with conducting business internationally.
Risks Related to Our Indebtedness and Settlement Obligation
•Our substantial indebtedness and settlement obligation could adversely affect our financial condition and future access to capital and may prevent us from fulfilling our obligations or making ongoing payments in respect of the 2023 plan of reorganization.
•The terms of the agreements that govern our indebtedness and settlement obligation restrict our current and future operations.
•Borrowing capacity under our receivables-based financing facility may decrease or may not be extended upon maturity, or the maturity date may be accelerated.
•Our variable-rate indebtedness exposes us to interest rate risk.
•Despite current and anticipated indebtedness levels, we may still be able to incur more debt.
•Future financings may not be available on favorable terms and may be dilutive, and the use of proceeds therefrom will be subject to restrictions from our existing indebtedness.
Risks Related to Tax Matters
•The United States could treat Mallinckrodt plc as a United States taxpayer under Internal Revenue Code Section 7874.
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
•Future changes to U.S. and foreign tax laws, including the Pillar Two global minimum tax may increase our effective tax rate and cash tax obligations, which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and cash flows.
Risks Related to Our Jurisdiction of Incorporation
•Irish law differs from United States law and may afford less protection to holders of our securities.
•Irish law imposes restrictions on certain aspects of capital management.
Risks Related to Our Ordinary Shares
•Our ordinary shares are not listed on any national securities exchange, and we could cease to be a reporting company in the future which would expose holders of our ordinary shares to the risks of an investment in a private company.
•Our ability to pay dividends and fund share repurchases is limited, and Irish law requires that we meet certain financial requirements before we pay dividends or fund repurchase our ordinary shares.
•In connection with our emergence from the 2023 Bankruptcy Proceedings we adopted new Articles of Association, which contains provisions that are more similar to U.S. private companies than U.S. publicly listed companies.

PART I

Item 1.	Business.
Overview
Mallinckrodt plc is a global business of multiple wholly owned subsidiaries (collectively, “Mallinckrodt” or “the Company”) that develop, manufacture, market and distribute specialty pharmaceutical products and therapies.
We operate our business in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes specialty generic drugs and active pharmaceutical ingredients (“API(s)”).
We continue to pursue our ongoing transformation to become an innovation-driven biopharmaceutical company focused on improving outcomes for underserved patients with severe and critical conditions. For further information on our products, refer to “Our Businesses and Products” within this Item 1. Business.
Our principal executive offices are located at College Business & Technology Park, Cruiserath, Blanchardstown, Dublin 15, Ireland, where our Specialty Brands global external manufacturing operations are also located. In addition, we have locations in the United States (“U.S.”), most notably our corporate shared services office in Hazelwood, Missouri, our Specialty Brands commercial headquarters in Bridgewater, New Jersey, and our Specialty Generics headquarters and technical development center in Webster Groves, Missouri.

Proposed Business Combination with Endo
On March 13, 2025, we entered into a Transaction Agreement (“Transaction Agreement”), with Endo, Inc., a Delaware corporation (“Endo”) and Salvare Merger Sub LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub”). The Transaction Agreement provides, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, that (a) our memorandum and articles of association will be amended by means of a scheme of arrangement (“Articles Scheme Amendment”) under the Companies Act 2014 (“Scheme”) and shareholder approval; (b) our memorandum and articles of association will be further amended by shareholder approval following the Articles Scheme Amendment (together with the Articles Scheme Amendment, the “Articles Amendments”); and (c) Merger Sub will merge with and into Endo (such merger, the “Business Combination” and, together with the Articles Amendments, the “Transaction”), with Endo surviving the Business Combination as our wholly owned subsidiary. As a result of the Business Combination, each share of common stock, par value $0.001 per share, of Endo (“Endo Common Stock”), other than certain excluded shares of Endo Common Stock, will be cancelled and converted into the right to receive a number of our ordinary shares (such number to be determined in accordance with the terms of the Transaction Agreement) and cash consideration (such cash consideration for all shares of Endo Common Stock to be $80.0 million in the aggregate (subject to potential adjustments)). The exchange ratio in the Transaction Agreement will be such that our shareholders will own 50.1% of our outstanding ordinary shares as of immediately following the effective time of the Business Combination.

Emergence from Voluntary Reorganization
2023 Bankruptcy Proceedings
On August 28, 2023 (“2023 Petition Date”), we voluntarily initiated Chapter 11 proceedings (“2023 Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the U.S. Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On September 20, 2023, the directors of the Company initiated examinership proceedings with respect to Mallinckrodt plc by presenting a petition to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 seeking the appointment of an examiner to Mallinckrodt plc. On October 10, 2023, the Bankruptcy Court entered an order confirming a plan of reorganization (“2023 Plan”). Subsequent to the Bankruptcy Court’s order confirming the 2023 Plan, the High Court of Ireland made an order confirming a scheme of arrangement on November 10, 2023, which is based on and consistent in all respects with the 2023 Plan (“2023 Scheme of Arrangement”). The 2023 Plan and the 2023 Scheme of Arrangement became effective on November 14, 2023, (“2023 Effective Date”), and we emerged from the 2023 Chapter 11 Cases and the Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”) on that date. Refer to Note 2 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information on the 2023 Plan and emergence from the 2023 Bankruptcy Proceedings.

2020 Bankruptcy Proceedings
On October 12, 2020 (“2020 Petition Date”), we voluntarily initiated Chapter 11 proceedings (“2020 Chapter 11 Cases”). On March 2, 2022, the Bankruptcy Court entered an order confirming a plan of reorganization (“2020 Plan”). Subsequent to the

Bankruptcy Court’s order confirming the 2020 Chapter 11 Cases, the High Court of Ireland made an order confirming a scheme of arrangement on April 27, 2022, which was based on and consistent in all respects with the 2020 Plan (“2020 Scheme of Arrangement”). On June 8, 2022, the Bankruptcy Court entered an order approving a minor modification to the 2020 Plan. The 2020 Plan became effective on June 16, 2022 (“2020 Effective Date”), and we emerged from the 2020 Chapter 11 Cases and the Irish examinership proceedings (together, the “2020 Bankruptcy Proceedings”) on that date.

Adoption of Fresh-Start Accounting
Upon emergence from both the 2023 Bankruptcy Proceedings on November 14, 2023 and the 2020 Bankruptcy Proceedings on June 16, 2022, we adopted fresh-start accounting in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 852 - Reorganizations (“ASC 852”), and became a new entity for financial reporting purposes as of each of the 2020 Effective Date and the 2023 Effective Date. References to “Successor” relate to the financial position as of December 27, 2024 and December 29, 2023 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to “Predecessor” relate to the financial position as of December 30, 2022 and results of operations of the Company for the period December 31, 2022 through November 14, 2023, the period June 17, 2022 through December 30, 2022, and for the periods prior to, and including June 16, 2022. All emergence-related transactions related to the 2020 Effective Date and the 2023 Effective Date were recorded as of June 16, 2022 and November 14, 2023, respectively. Accordingly, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor periods and the consolidated financial statements for the Predecessor periods June 17, 2022 through December 30, 2022 and December 31, 2022 through November 14, 2023 are not comparable to the consolidated financial statements for the Predecessor period prior to and including June 16, 2022. Refer to Note 3 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information.

Fiscal Year
We report our results based on a “52-53 week” year ending on the last Friday of December. The year ended December 27, 2024 (Successor) (“fiscal 2024”), the combined periods of December 31, 2022 through November 14, 2023 (Predecessor) and November 15, 2023 through December 29, 2023 (Successor) (“fiscal 2023”) and the combined periods of January 1, 2022 through June 16, 2022 (Predecessor) and June 17, 2022 through December 30, 2022 (Predecessor) (“fiscal 2022”) each consisted of 52 weeks.

Our Businesses and Products
We manage our business in two reportable segments: Specialty Brands and Specialty Generics. Information regarding the product portfolios and business strategies of these segments is included in the following discussion.

Specialty Brands
Our Specialty Brands segment markets branded pharmaceutical products for autoimmune and rare diseases in the specialty areas of neurology, rheumatology, hepatology, nephrology, pulmonology, ophthalmology, neonatal respiratory critical care therapies and gastrointestinal products. Our diversified, in-line portfolio of both marketed and development products is focused on patients with significant unmet medical needs.
Our long-term strategy has been to:
•increase patient access and appropriate utilization of our existing products;
•develop innovative new therapies and next-generation devices for our products; and
•selectively acquire or license products that are strategically aligned with our product portfolio to expand the size and profitability of our Specialty Brands segment.
We promote our branded products directly to physicians in their offices, hospitals and ambulatory surgical centers (including neurologists, rheumatologists, hepatologists, nephrologists, pulmonologists, ophthalmologists, neonatologists, surgeons and pharmacy directors) with our own direct sales force of over 300 sales representatives as of December 27, 2024 (Successor). These products are purchased by independent wholesale drug distributors, specialty pharmaceutical distributors, retail pharmacy chains and hospital procurement departments, among others, and are eventually dispensed by prescription to patients. We also contract directly with payer organizations to ensure reimbursement for our products to patients that are prescribed our products by their physicians.

The following is a description of select products in our product portfolio:
•Acthar® Gel (repository corticotropin injection) (“Acthar Gel”) is a complex mixture of peptides approved by the U.S. Food and Drug Administration (“FDA”) for use in 19 indications. The product currently generates substantially all of its net sales from 11 of the on-label indications, including adjunctive therapy for short-term administration for an acute episode or exacerbation in rheumatoid arthritis (“RA”), including juvenile RA; monotherapy for the treatment of infantile spasms in infants and children under two years of age; treatment during an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus; treatment of acute exacerbations of multiple sclerosis (“MS”) in adults; including a diuresis or a remission of proteinuria in nephrotic syndrome (“NS”) without uremia of the idiopathic type or that's due to lupus; treatment during an exacerbation or as maintenance therapy in selected cases of systemic dermatomyositis (polymyositis); treatment of symptomatic sarcoidosis; and treatment of severe acute and chronic allergic and inflammatory processes involving the eye and its adnexa including keratitis and uveitis. The currently approved indications of Acthar Gel are not subject to patent or other exclusivity.
There is significant clinical data generated to support the effectiveness of Acthar Gel. This data is the result of company-sponsored controlled clinical trials, as well as previously completed and largely independent clinical case series and smaller trials that have expanded the product's evidence base and strengthened its clinical profile. We continue our data generation efforts through pre-clinical studies and additional independent research, as well as our efforts to extend the value of the product through product enhancements including the ongoing launch of the Acthar Gel Single-Dose Pre-filled SelfJect™ Injector (“SelfJect”), which received FDA approval on March 1, 2024. We believe this device, which launched commercially in August 2024, will create an easier and more patient-friendly application for single unit dosage indications. Initial prescriber and patient responses have been favorable, with prescribing for the self-injection device occurring across core therapeutic areas.
•INOmax® (nitric oxide) gas, for inhalation (“INOmax”) is a vasodilator that, in conjunction with ventilatory support and other appropriate agents, is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks) neonates with hypoxic respiratory failure (“HRF”) associated with clinical or echocardiographic evidence of pulmonary hypertension. INOmax is also approved in Australia for the treatment of perioperative pulmonary hypertension in adults in conjunction with cardiovascular surgery.
INOmax is marketed as part of the INOmax Total Care package, which includes the drug product, proprietary drug-delivery systems, technical and clinical assistance, 24/7/365 customer service, emergency supply and delivery and on-site training. The development and subsequent FDA submission of a 510(k) premarket notification application was completed in September 2022 for an investigational inhaled nitric oxide delivery system for INOmax gas, for inhalation. This next-generation system, which was cleared by the FDA on December 7, 2023, offers a compact, portable design that we believe will further enhance the safety of the product, as well as the simplicity and flexibility of use in a number of settings. Following the successful introduction of the INOmax EVOLVE DS device pilot program earlier in 2024, late in the third quarter 2024, we have expanded the commercial rollout of EVOLVE to U.S. hospitals nationwide. We are focused on expanding the rollout of EVOLVE to help meet the needs of neonatal intensive care patients and healthcare professionals by offering improved automation, which enhances safety features, and a streamlined design that elevates the user experience.
•Terlivaz® (terlipressin) for injection (“Terlivaz”) is the first and only FDA-approved product indicated to improve kidney function in adults with hepatorenal syndrome (“HRS”) with rapid reduction in kidney function, an acute and life-threatening condition requiring hospitalization. The FDA granted Terlivaz orphan drug designation. Terlivaz is one of the most studied pharmacological agents in HRS with more than 70 published manuscripts and presented abstracts on clinical data to date. The FDA approval was based, in part, on results from the Phase 3 CONFIRM trial, the largest-ever prospective study (n=300) conducted to assess the safety and efficacy of Terlivaz in patients with HRS-1 in the U.S. and Canada at the time. The CONFIRM trial met its primary endpoint of Verified HRS Reversal, defined as renal function improvement, avoidance of dialysis and short-term survival. It has been approved outside the U.S. for more than 30 years and is available on five continents for its indications in the countries where it is approved. Terlivaz is recommended for line use by both the American Association for the Study of Liver Diseases and the American College of Gastroenterology guidelines.
•Amitiza® (lubiprostone) (“Amitiza”) is approved by the FDA for treatment of chronic idiopathic constipation in adults, irritable bowel syndrome with constipation in women 18 years of age and older, and opioid-induced constipation in adult patients with chronic, non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent opioid dosage escalation. Amitiza is a chloride channel type-two activator that increases fluid secretion and motility of the intestine, facilitating passage of stool. We believe Amitiza is a leading global product in the branded constipation market. Of the branded products currently marketed, only Amitiza is approved for three constipation indications in the U.S.

Specialty Generics
Our Specialty Generics segment is focused on providing our customers specialty generic drugs and APIs. Specialty Generics includes a variety of product formulations such as hydrocodone-containing tablets, oxycodone-containing tablets and several other controlled substances indicated for the treatment of pain. Other controlled substances products include medicines used to treat attention-deficit/hyperactivity disorder (“ADHD”) and addiction treatment medications. Our near-term pipeline in this segment includes the expected launch of several new products in the next few years, with additional products in development long-term. Within this segment, we provide bulk API products, including acetaminophen, stimulants, analgesics, and stearates, to a wide variety of pharmaceutical companies. In addition, we use our APIs for internal manufacturing of our finished dose products.
We are among the world's largest manufacturers of bulk acetaminophen and the only producer of acetaminophen in the North American region with manufacturing facilities exclusively in the U.S. We manufacture controlled substances under the U.S. Drug Enforcement Administration (“DEA”) quota restrictions, and in fiscal 2024, we estimated that we received greater than one-third of the total DEA quota provided to the U.S. market for the controlled substances we manufacture. We believe that our vertical integration and allocation of quota-governed controlled substance materials from the DEA are competitive advantages for our API business and, in turn, for our Specialty Generics segment. The strategy for our API business is based on at-scale manufacturing of proven products and customized product offerings, responsive technical services and timely delivery to our customers.
We supply finished dose products principally through drug distributors, specialty pharmaceutical distributors, hospital buying groups, and direct contracts with the U.S. government. Our APIs and excipients are supplied directly to over 200 manufacturers in over 50 countries.

Business Strategy Developments and Transactions
Proposed Business Combination with Endo
Our Board of Directors may determine, from time to time, to implement changes in our business strategy, which may affect our operations and our future strategy and plans and differ materially from those in the past. For example, at the direction of our Board of Directors, we have been exploring a variety of transactions, including potential divestiture, financing and other opportunities, with a goal of maximizing shareholder value and potentially further reducing our debt.
On March 13, 2025, we entered into a Transaction Agreement with Endo and Merger Sub. The Transaction Agreement provides, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, that (a) our memorandum and articles of association will be amended by means of the Scheme and shareholder approval; (b) our memorandum and articles of association will be further amended by shareholder approval following the Articles Scheme Amendment; and (c) Merger Sub will merge with and into Endo, with Endo surviving the Business Combination as our wholly owned subsidiary. As a result of the Business Combination, each share of Endo Common Stock, other than certain excluded shares of Endo Common Stock, will be cancelled and converted into the right to receive a number of our ordinary shares (such number to be determined in accordance with the terms of the Transaction Agreement) and cash consideration (such cash consideration for all shares of Endo Common Stock to be $80.0 million in the aggregate (subject to potential adjustments)). The exchange ratio in the Transaction Agreement will be such that our shareholders will own 50.1% of our outstanding ordinary shares as of immediately following the effective time of the Business Combination.

Therakos Divestiture
On November 29, 2024, we completed the sale of the Therakos business to affiliates of CVC Capital Partners IX for total cash consideration of $887.6 million, which amount is net of preliminary purchase price adjustments, including an adjustment based on estimated net working capital at close, and we recorded a gain on sale of $754.4 million.
We were required to use the cash consideration from the Therakos transaction, less items such as associated taxes, costs, and expenses, to prepay our senior secured first lien “first-out” term loans and “second-out” term loans (together, the “Takeback Term Loans”) and redeem a portion of our “second-out” 14.75% senior secured first lien notes due 2028 (the “Takeback Notes,” and, together with the Takeback Term Loans, the “Takeback Debt”). Such mandatory prepayment required us to pay a makewhole premium with the prepaid or redeemed Takeback Debt.
On December 6, 2024, we (i) mandatorily prepaid our Takeback Term Loans in an aggregate principal amount of approximately $474.1 million (of which approximately $227.1 million consisted of our “first-out” term loans and approximately $247.0 million consisted of our “second-out” term loans) together with a payment of approximately $36.4 million in required makewhole premium (of which approximately $15.2 million was in respect of our “first-out” term loans and approximately $21.2 million was in respect of our “second-out” term loans) and (ii) mandatorily redeemed approximately $301.4 million in aggregate principal amount of Takeback Notes together with a payment of approximately $27.3 million in required makewhole premium.

As a result of the mandatory prepayment, we recorded $19.7 million as a net loss on extinguishment of debt, comprised of $63.7 million related to the makewhole premium, partially offset by a $44.0 million gain to write-off certain unamortized premiums. Refer to Note 5 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information on the Therakos divestiture.

Winddown of StrataGraft®
On January 4, 2024, we committed to a plan to cease commercialization and clinical development and wind down production of StrataGraft (allogeneic cultured keratinocytes and dermal fibroblasts in murine collagen - dsat) (“StrataGraft”), a regenerative skin tissue that is an allogeneic cellularized scaffold product derived from keratinocytes grown on gelled collagen containing dermal fibroblasts indicated for the treatment of adults with thermal burns containing intact dermal elements for which surgical intervention is clinically indicated (deep partial-thickness burns). We expect to complete this process by the end of the first quarter of 2025. The decision to discontinue StrataGraft was made following a slower-than-anticipated commercial uptake of the product and slower-than-anticipated enrollment in clinical trials.

Research and Development
Specialty Brands. Our research and development (“R&D”) resources are primarily devoted to our branded products. Our R&D investments center on supporting our current late-stage product development, maximizing new product launches and accelerating additional lifecycle management opportunities, inclusive of new product enhancements, line extensions and geo-expansions that provide value to patients, physicians and payers. Our strategy focuses on growth, including pipeline opportunities related to late-stage development products to meet the needs of underserved patient populations, where we execute on the development process and perform clinical trials to support regulatory approval of new products.
Data generation is an important strategic driver for our products, as they extend evidence in approved uses, label enhancements and new indications. Our data strategy is realized through investments in both clinical and health economic activities. We are committed to supporting research that helps advance the understanding and treatment of a variety of different disease states that will further the understanding and development of our currently marketed products, including Acthar Gel, INOmax, and Terlivaz.
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

Competition
Specialty Brands. Certain of our Specialty Brands products do not face direct competition from similar products, but instead compete against alternative forms of treatment that a prescriber may utilize. To successfully compete for business from managed care and pharmacy benefits management organizations, we must often demonstrate that our branded products offer not only superior health outcomes but also cost and service advantages, as compared with other forms of care. For example, while there is no therapeutically substitutable generic alternative for Acthar Gel, it faces significant competition from earlier-line treatment alternatives including high-dose steroids, and is generally prescribed when earlier-line treatments have failed to provide positive outcomes or are not well tolerated by the patient. Competition intensified with the commercial launch of a Purified Cortrophin Gel® product in 2022, which is a distinct product from Acthar Gel, though is in a similar drug class. We continue to experience pressure from its launch in 2022 and we anticipate that this pressure will continue.
We continue to differentiate Acthar Gel through pre-clinical studies and through product enhancements including the ongoing launch of SelfJect, which received FDA approval on March 1, 2024 and launched in the U.S. in August of 2024, and is designed to create an easier and more patient-friendly application for single unit dosage indications. SelfJect requires less preparation with fewer materials and steps for the administration of Acthar Gel compared to the multi-dose vial and syringe. The latex-free device also has additional safety elements, including a hidden needle intended to help protect patients against needlesticks.
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
Branded products face pricing pressure when generic products are launched, as generic products do not carry the sales, marketing, R&D and product support costs borne by the innovators. These lower cost generics generally erode brand profitability over time. The generic form of a drug may also enjoy a preferred position relative to the branded version under third-party reimbursement programs, or be routinely dispensed in substitution for the branded form by pharmacies. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions, decreased sales volume or both. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our branded products offer not only superior health outcomes but also cost advantages, as compared with other forms of care. Certain of our Specialty Brands products are targeted for niche patient populations with unmet medical needs, for example Acthar Gel, that may not be prescribed unless a clear benefit in efficacy or safety is demonstrated or until alternatives have failed to provide positive patient outcomes or are not well tolerated by the patient.
As it relates to our Amitiza product, many patients are currently treated for chronic idiopathic constipation (“CIC”), irritable bowel syndrome with constipation (“IBS-C”) or opioid-induced constipation (“OIC”) with a variety of medications. Over-the-counter medications are available and are generally intended to provide relief for occasional constipation. Prescription products are also available and are generally intended to provide relief for chronic constipation. As such, the U.S. constipation market is expansive and diverse with a multitude of products intended to treat a large heterogeneous patient population. The prescription chronic constipation market can generally be bifurcated into two categories: 1) generic laxatives and 2) branded products. Generic laxatives make up roughly 80% to 90% of the total prescription volume while branded prescriptions have grown to represent 10% to 20% of the prescription market. At this time, Amitiza is the only branded product with chloride channel type-two activator mechanism of action. Amitiza is also the only branded product on the market today in three separate indications for CIC, IBS-C and OIC.
Specialty Generics. Our Specialty Generics products compete with products manufactured by many other companies in highly competitive markets, primarily throughout the U.S. Our competitors vary depending upon therapeutic and product categories. Major competitors of our Specialty Generics products include Rhodes Pharmaceuticals LP, Teva Pharmaceutical Industries Ltd., Lannett Company Inc., Amneal Pharmaceutical Ltd., Noramco, Inc. and Veranova LP, among others. We believe our reliable sources of starting materials, vertically integrated manufacturing capabilities, broad offerings of API controlled substances and acetaminophen, comprehensive generic controlled substances product line, and established relationships with national and regional distributors of generic drugs in the U.S. enable us to compete with other generic manufacturers. In addition, we believe that our experience with the FDA, the DEA and Risk Evaluation and Mitigation Strategies (“REMS”) provides us the knowledge to operate efficiently and effectively in this highly regulated, competitive environment.
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
The patents and patent applications that relate to our major marketed products include:
•Acthar Gel. We have one Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”) listed patent that relates to Acthar Gel. This patent is set to expire in 2041. Acthar Gel is also significantly protected by trade secrets. We continue our efforts to pursue product enhancements, including SelfJect, which received FDA approval on March 1, 2024, for which we have additional pending patent applications in the U.S.
•INOmax. We have a portfolio of U.S. and non-U.S. patents and patent applications for INOmax and related technologies. Worldwide, we have over 800 issued patents, expiring between 2024 and 2048, and numerous pending patent applications. These include over 100 U.S. issued patents, expiring between 2024 and 2039, and numerous pending patent applications in the U.S.
•Terlivaz. We currently have one issued patent in the U.S., expiring in 2037, and a number of pending patent applications in the U.S.
•Amitiza. We have four patents listed in the Orange Book that will expire between 2025 and 2027. We also obtained patent protection in Japan that will expire between 2025 and 2028.
In the U.S. branded pharmaceutical industry, an innovator product’s market exclusivity is generally determined by two forms of intellectual property: (i) patent rights held by the innovator company and listed in the FDA’s publication: Orange Book and (ii) any regulatory forms of exclusivity to which the innovator is entitled. In addition, commercial durability may also partially depend upon product-related trade secrets, confidentiality agreements and trademark and copyright laws. These additional items may not prevent competitors from independently developing similar technology or a bioequivalent product.
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
We consider the overall protection of our patents, trademarks and license rights to be of material value and act to protect these rights from infringement. For a discussion of the challenges we face in obtaining or maintaining patent and/or trade secret protection, see the risk factor captioned “We may be unable to protect our intellectual property rights, intellectual property rights may be limited or we may be subject to claims that we infringe on the intellectual property rights of others” included within Item 1A. Risk Factors of this Annual Report.

Regulatory Matters
Quality Assurance and Current Good Manufacturing Practice Requirements
The FDA enforces regulations to ensure that the methods used in, and the facilities and controls used for, the manufacture, processing, packaging and holding of drugs, biologics, and medical devices conform to current good manufacturing practice (“cGMP”). The cGMP regulations that the FDA enforces are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, and are designed to ensure that the finished products meet all the required identity, strength, quality and purity characteristics. Compliance with cGMP includes adhering to requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. The cGMP regulations for devices, called the Quality System Regulations, are also comprehensive and cover all aspects of device manufacture, from pre-production design validation to installation and servicing, insofar as they bear upon the safe and effective use of the device and whether the device otherwise meets the requirements of the U.S. Federal Food, Drug and Cosmetic Act (“FFDCA”). Failure to comply with applicable cGMP requirements or the conditions of the product’s approval may lead the FDA to take enforcement actions, such as issuing a warning letter, or to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, imposition of operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor FDA compliance of the third parties on which we rely for manufacturing of certain Specialty Brand products, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP or other applicable FDA regulatory requirements. Other foreign regulatory authorities have their own cGMP rules. Ensuring compliance requires a continuous commitment of time, money and effort in all operational areas.

United States
In general, drug and device manufacturers operate in a highly regulated environment. In the U.S., we must comply with laws, regulations, guidance documents and standards promulgated by the FDA, the Department of Health and Human Services (“HHS”), the DEA, the Environmental Protection Agency (“EPA”), the Customs Service and state boards of pharmacy.
In 2024, the U.S. Supreme Court issued several decisions that affect how courts analyze federal regulations, including the deference courts pay to federal agency decisions. The full impact of these decisions is not yet known, but they could lead to meaningful changes to the federal regulatory landscape, both generally and specifically with regard to the industry in which we operate. In addition, the new presidential administration may implement significant changes in the federal regulation of our business and the industry in which we operate. The FFDCA provides several distinct pathways for the approval of new drugs. A new drug application (“NDA”) under Section 505(b)(1) of the FFDCA is a comprehensive application to support approval of a product candidate that includes, among other things, data and information to demonstrate that the proposed drug is safe and effective for its proposed uses, that production methods are adequate to ensure the identity, strength, quality, and purity of the drug, and that proposed labeling is appropriate and contains all necessary information. A 505(b)(1) NDA generally contains results of the full set of pre-clinical studies and clinical trials conducted by or on behalf of the applicant to characterize and evaluate the product candidate. Section 505(b)(2) of the FFDCA provides an alternate regulatory pathway to obtain FDA approval; it permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely to some extent upon the FDA’s findings of safety and effectiveness for an approved product that acts as the reference drug, and submit its own product-specific data - which may include data from pre-clinical studies or clinical trials conducted by or on behalf of the applicant - to address differences between the product candidate and the reference drug. Drug manufacturers may also submit an abbreviated new drug application (“ANDA”) under section 505(j) of the FFDCA to market a generic version of an approved branded drug product. The ANDA must show that the generic version is “therapeutically equivalent,” or expected to have the same clinical effect and safety profile as the branded drug product when administered to patients under the conditions specified in the labeling.
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

For all pharmaceuticals sold in the U.S., the FDA and other federal regulatory agencies also closely regulate the marketing and promotion of pharmaceutical products through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A pharmaceutical product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses—that is, uses not approved by the FDA and therefore not described in the drug’s labeling—because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. In general, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice (“DOJ”) or the Office of the Inspector General (“OIG”) within the HHS, as well as state authorities. Enforcement action could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal penalties and agreements that materially restrict the manner in which a company promotes or distributes drug products.
In addition, the manufacture, marketing and selling of certain drug products that are controlled substances may be limited by quota grants and other requirements or restrictions enforced by the DEA. Refer to “Drug Enforcement Administration” within this Item 1. Business - Our Business and Products for further information.
The path leading to FDA approval of a marketing application for a new pharmaceutical product begins when the product is merely a chemical formulation in the laboratory. In general, the process involves the following steps:
•Completion of formulation and laboratory testing that fully characterizes the drug product from a pre-clinical perspective and provides preliminary evidence that the drug product is safe to test in human beings, conducted in accordance with good laboratory practices (“GLP”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•Filing an investigational new drug (“IND”) application with the FDA, which must become effective before the conduct of clinical trials (testing in human beings under adequate and well-controlled conditions);
•Approval by an independent institutional review board (“IRB”) or ethics committee representing each clinical trial site before each trial may be initiated;
•Designing and conducting adequate and well-controlled human clinical trials to show the safety and efficacy of the product candidate for the proposed indication in accordance with the applicable IND and other clinical trial-related regulations, sometimes collectively referred to as good clinical practice (“GCP”);
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
New Drug Applications. In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product candidate to the satisfaction of the FDA.
Under the Prescription Drug User Fee Act (“PDUFA”), the FDA has the authority to collect fees from drug manufacturers who submit pharmaceutical marketing applications for review and approval, although there may be some instances in which the user fee is waived. These user fees help the FDA fund the drug approval process. For the federal fiscal year 2025, the user fee rate has been set at approximately $4.3 million for a marketing application requiring clinical data (which could be a 505(b)(1) or 505(b)(2) NDA), and approximately $2.2 million for an application not requiring clinical data. No user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan-designated indication. We expense these fees as they are incurred.

The FDA will initially review the pharmaceutical marketing application for completeness before it accepts the application for filing. The FDA has 60 days from its receipt of an application to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the application submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of applications. Applications for standard review product candidates are to be reviewed within ten months of FDA’s acceptance for filing. An accelerated six-month review can be given to applications that meet certain criteria. The FDA can extend the review period by three months, or potentially longer, to consider certain late-submitted information or information intended to clarify information provided in the initial submission. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. FDA Advisory Committee meetings are often held for New Chemical Entities, novel indications, or for applications that otherwise present scientific, technical, or policy questions on which the agency believes it would benefit from the perspectives of outside experts. An advisory committee meeting includes a panel of independent experts, including clinicians and other scientific experts, who review, evaluate and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a REMS to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory requirements is not maintained or problems are identified following initial marketing.
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
Expedited Programs. The FDA maintains certain expedited programs to facilitate the development and review processes for certain qualifying pharmaceutical product candidates, including fast track designation, breakthrough therapy designation, priority review, accelerated approval, and regenerative medicine advanced therapy (“RMAT”) designation. A pharmaceutical product candidate may be granted fast track designation if it is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for such condition. With fast track designation, the sponsor may be eligible for more frequent opportunities to obtain the FDA’s feedback, and the FDA may initiate review of sections of an application before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the remaining information. Even if a product receives fast track designation, the designation can be rescinded and provides no assurance that a product will be reviewed or approved more expeditiously than would otherwise have been the case, or that the product will be approved at all.
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
Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a “rare disease or condition,” which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for this type of disease or condition will be recovered from sales of the product. If orphan product designation is sought, it must be requested before submitting an NDA for the drug for the proposed rare disease or condition. If the FDA grants orphan drug designation, the common name of the therapeutic agent and its designated orphan use are disclosed publicly by the FDA. Orphan product designation does not, by itself, convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which the FDA has interpreted to preclude approving for seven years any other sponsor’s application to market the same drug for the same use for which the drug has been granted orphan drug designation, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Orphan exclusivity operates independently from other regulatory exclusivities and other protection against generic competition, including patents that we hold for our products, and applies even if the competing product is supported by its own data. A sponsor of a product application that has received an orphan drug designation generally is exempt from the $4,310,002 application fee and may qualify for tax incentives for clinical research undertaken to support the application.
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
Patent Term Restoration. A portion of the patent term lost during product development and FDA review of an application is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of the IND or the date of patent grant (whichever is later) and the date of submission of the application, plus the time between the date of submission of the application and the date of FDA approval of the product. The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming an approved product or a method of using or manufacturing it is eligible for restoration and the patent holder must apply to the U.S. Patent and Trademark Office (“USPTO”) for restoration within 60 days of FDA approval. The USPTO, in consultation with the FDA, reviews and approves the application for patent term restoration.
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

The distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Moreover, the Drug Supply Chain Security Act (“DSCSA”) imposes requirements on manufacturers and their trading partners related to identifying and tracing prescription drug products distributed in the U.S. to ensure accountability in distribution and to identify, trace and remove counterfeit and other illegitimate or harmful drugs from the market.
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
Abbreviated New Drug Application (ANDA) Process. The path leading to FDA approval of generic drug product under an ANDA is different from that of an NDA, a biologics license application or even a biosimilar. Generally, a generic drug product is one that is the same as an approved “brand” or “innovator” drug product (the reference listed drug or “RLD”) in active ingredient, dosage form, strength, and route of administration, bioequivalent to the RLD, and labeled the same as the RLD. Generic drug applications are termed “abbreviated” because they are not required to include data to establish safety and effectiveness, instead relying on demonstrating the sameness to the RLD, which FDA has already found to be safe and effective.
The FDA has the authority to collect, user fees from generic drug manufacturers who submit ANDAs for review and approval, and the fees collected help the FDA fund the drug approval process. The federal fiscal year 2025 user fee rate is set at $321,920 for an ANDA. These fees are expensed as incurred. The FDA has set a target of approving 90% of standard ANDA submissions within ten months of submission, and 90% of priority ANDA submissions within eight months of submission.
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
The second primary pathway is a premarket approval application (“PMA”). This pathway is generally more complex, time-consuming and expensive than the 510(k) process. Under the PMA pathway, the applicant must demonstrate that the device is safe and effective for its intended use. This generally requires data from clinical trials to show the safety and efficacy of the device. These trials must be performed in accordance with the applicable Investigational Device Exemption regulations. The FDA will approve the application if it finds that the evidence is scientifically valid to demonstrate that the device is safe and effective for its intended use.
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
One of the key motivators for challenging patents is the 180-day market exclusivity period (“generic exclusivity”) granted to the developer of a generic version of a product that is the first to file an ANDA containing a Paragraph IV certification and that prevails in litigation with the manufacturer of the branded product over the applicable patent(s) or is not sued or enters into a settlement agreement with the manufacturer of the branded product. For a variety of reasons, there are situations in which a company may not be able to take advantage of an award of generic exclusivity. The determination of when generic exclusivity begins and ends is very complicated as it depends on several different factors.
Risk Evaluation and Mitigation Strategies. The FDA has the authority to require a pharmaceutical manufacturer to provide a REMS that is intended to ensure that the benefits of a drug or class of products outweigh the risks of harm. The goal of these programs is to mitigate the risk of abuse, misuse, overdose and accidental exposure as well as educating prescribers, pharmacists, healthcare providers and patients about the safe use of the drug product or class of drug products and the treatment and monitoring of patients. The FDA has the authority to impose civil penalties on or take other enforcement action against any drug manufacturer who fails to properly implement an approved REMS program. We participate in the Opioid Analgesic REMS and Buprenorphine Transmucosal Products for Opioid Dependence REMS, and may participate in other such REMS programs in the future.

Drug Enforcement Administration. The DEA is the U.S. federal agency responsible for domestic enforcement of the federal Controlled Substances Act of 1970 (“CSA”). Compounds that have a potential for dependence and abuse are scheduled as controlled substances under the CSA and similar state and foreign laws. Drugs that are scheduled as controlled substances are subject to stringent regulatory requirements, including requirements for registering manufacturing and distribution facilities, security controls and employee screening, recordkeeping, reporting, product labeling and packaging, import and export. There are five federal schedules for controlled substances, known as Schedule I, II, III, IV and V. The CSA classifies drugs and other substances based on identified potential for abuse. The regulatory requirements that apply to a drug vary depending on the particular controlled substance schedule into which a drug is placed, based on consideration of a number of factors, including its potential for dependence and abuse. Schedules I and II contain the most stringent restrictions and requirements, and Schedule V the least. Schedule I controlled substances, such as heroin and LSD, have a high abuse potential and have no currently accepted medical use; thus, they cannot be lawfully marketed or sold. Opioids, such as oxycodone, oxymorphone, morphine and hydrocodone, are Schedule II controlled substances. Consequently, the manufacture, storage, distribution and sale of these substances are highly regulated. For all controlled substances, there are potential criminal and civil penalties that apply for the failure to meet applicable legal requirements, and healthcare professionals must have a DEA license in order to handle, prescribe, or dispense controlled substances.
The DEA regulates the availability of substances that are classified as Schedule II controlled substances by setting annual aggregate production quotas (“APQs”). We must periodically apply to the DEA for manufacturing quota to manufacture API and procurement quota to manufacture finished dose products for our products that are classified as Schedule II controlled substances. Given that the DEA has discretion to grant or deny our manufacturing and procurement quota requests, the quota the DEA grants may be insufficient to meet our commercial and R&D needs. In recent years, the DEA has reduced the APQs for the top misused Schedule II opioids that may be manufactured in the U.S., including oxycodone, hydrocodone, codeine, oxymorphone, morphine and hydromorphone. The DEA further reduced the APQs for certain of these molecules for calendar year 2025. The DEA has complete discretion to adjust or leave unchanged these quotas from time to time during the calendar year and to allot manufacturing and procurement quota to manufacturers.
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
The DEA also requires drug manufacturers to design and implement a system that identifies suspicious orders of controlled substances, such as those of unusual size, those that deviate substantially from a normal pattern and those of unusual frequency, prior to distribution of the controlled substance order. A compliant suspicious order monitoring (“SOM”) system includes well-defined due diligence, “know your customer” efforts and order monitoring. One of our Specialty Generics subsidiaries utilizes all available transaction information to identify suspicious orders of any Mallinckrodt controlled substance product and reports such suspicious orders to the DEA when it concludes that chargeback data or other information indicates that a downstream registrant poses a risk of diversion.
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
Government Benefit Programs. Statutory and regulatory requirements for Medicaid, Medicare, Tricare and other government healthcare programs govern provider reimbursement levels, as well as require that each pharmaceutical manufacturer that participates in the Medicaid Drug Rebate Program pay rebates to individual states based on their Medicaid program-reimbursed products utilization. The federal and state governments may continue to enact measures in the future aimed at containing or reducing payment levels for, or increasing rebates on, prescription pharmaceuticals paid for in whole or in part with government funds. We cannot predict the nature of such measures, which could have material adverse consequences for the pharmaceutical industry as a whole and, consequently, also for us. However, we believe we have provided for our best estimate of potential refunds based on current information available.
From time to time, legislative changes are made to government healthcare programs that impact our business. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 created a prescription drug coverage program for people with Medicare through a system of government-regulated private market drug benefit plans. This law provides a prescription drug benefit to seniors and individuals with disabilities in the Medicare program (“Medicare Part D”). Congress continues to examine various Medicare policy proposals that may result in pressure on the prices of prescription drugs in the Medicare program.

The Centers for Medicare & Medicaid Services (“CMS”), the agency that administers the Medicare and Medicaid programs, may implement or revise reimbursement or coverage restrictions under those programs, and a state may do likewise under the Medicaid program. Any reduction in reimbursement or restriction of coverage under Medicare, Medicaid or other government programs may result in a similar reduction in payments or restriction of coverage by private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
In addition, the Patient Protection and Affordable Care Act of 2010, as amended (“Affordable Care Act”) provided for major changes to the U.S. healthcare system, which impacted the delivery and payment for healthcare services in the U.S. Our business has been impacted by, among other things, changes to the rebates under the Medicaid Fee-For-Service Program and new rebates on Medicaid Managed Care utilization and the imposition of an annual fee on branded prescription pharmaceutical manufacturers. Medicaid provisions reduced net sales by $51.6 million, $15.8 million, and $110.6 million for the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively. Our business was also impacted by the annual fee on branded prescription pharmaceutical manufacturers, which is reflected within selling, general and administrative expenses (“SG&A”). During the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor), we recorded an expense of $2.3 million, $0.4 million, and $3.5 million, respectively.
The Affordable Care Act also established a Medicare Part D coverage gap discount program, under which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during the coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. These discounts were increased to 70% of negotiated costs pursuant to the Bipartisan Budget Act of 2018, which was effective beginning in 2019. As noted below, this coverage gap program has been replaced by a new manufacturer discount program beginning in 2025.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“Inflation Reduction Act”) which, among other things, establishes Medicare Part B and Part D inflation rebate schemes, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug or the average manufacture price of a Part D drug increases faster than the pace of inflation. Failure to timely pay an inflation rebate is subject to a civil monetary penalty. The Inflation Reduction Act also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The Inflation Reduction Act further makes changes to the Medicare Part D benefit, including sunsetting the existing coverage gap discount program and replacing it with a new manufacturer discount program in 2025. Failure to offer discounts under this program could be subject to civil monetary penalties. Under the Inflation Reduction Act, certain drug products may be eligible for a small biotech exemption based on specified thresholds around Medicare program spending. Products with this designation are exempt from the drug price negotiation program in 2026, 2027, and 2028; and will be phased into the manufacturer liability for Medicare Part D benefit redesign over a number of years. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The Inflation Reduction Act or other legislative changes could impact the market conditions for our product candidates.
In addition, individual states in the U.S. have passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including sometimes establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits, and implementing marketing cost disclosure and transparency measures.
Pharmaceutical Pricing and Reimbursement. Certain of our affiliates that are manufacturers participate in the Medicaid Drug Rebate Program and other governmental programs. Each manufacturer that participates in the Medicaid Drug Rebate Program is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program, as a condition of having federal funds available for that manufacturer’s drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data the manufacturer reports on a monthly and quarterly basis to CMS, the federal agency that administers the Medicare and Medicaid programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which best price, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Where the average manufacturer price of a drug increases faster than the pace of inflation, the drug may be subject to an additional rebate paid by its manufacturer in the amount that the average manufacturer price has exceeded the pace of inflation. The Medicaid rebate is no longer subject to a cap effective January 1, 2024, and our rebate liability could increase significantly for certain products. In December 2020, CMS issued a final rule that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022). While the regulatory modifications that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, in the context of PBM “accumulator” programs, were invalidated by a court and rescinded, such programs may continue to negatively affect us in other ways. A manufacturer’s failure to comply with these price reporting and rebate payment options could negatively impact its financial results. In September 2024, CMS further modified the regulations governing the Medicaid Drug Rebate Program, which could increase manufacturer costs and the complexity of compliance, impact rebate liabilities, and be time-consuming to implement.
Federal law requires that each manufacturer that participates in the Medicaid Drug Rebate Program also participate in the 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients, certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals. The Affordable Care Act exempts “orphan drugs” from the ceiling price requirements for certain hospital covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and, in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Where a drug is subject to an additional rebate, as noted previously, or a low best price, the 340B ceiling price may calculate as low as, but not lower than, $0.01 per unit. Changes to the Medicaid Drug Rebate amount also could affect a manufacturer’s 340B ceiling price calculations and negatively impact results of operations.
HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that are found to have knowingly and intentionally overcharged covered entities, which became effective on January 1, 2019. It is unclear how the government will apply its enforcement authority under the regulation. Manufacturers also are required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes them to covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (“ADR”), process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed in federal court. HRSA issued a final rule that, effective June 2024, modified aspects of the ADR process, which could impact the procedures that are used to determine whether a manufacturer owes additional 340B discounts. An ADR proceeding could subject a manufacturer to onerous procedural requirements and result in additional liability.
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
Congress also could enact additional changes that affect overall rebate liability and the information manufacturers report to the government as part of price reporting calculations, which could impact the market conditions for our products. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies, and are seeing an increase in state interest in price reporting, transparency, and other policies to address drug pricing concerns. For additional information about the risk associated with these programs, please see “Our reporting and payment obligations under the Medicare and Medicaid rebate programs, and other governmental purchasing and rebate programs, are complex. Any determination of failure to comply with these obligations or those relating to healthcare fraud and abuse laws could have a material adverse effect on our business” included within Item 1A. Risk Factors of this Annual Report.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (collectively, the Big Four agencies) and certain federal grantees, we are required to participate in the VA Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make our “covered” drugs (i.e., innovator drugs and biologics) available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. The FSS program also allows us (but does not require us) to list certain non-covered drugs on an FSS contract at negotiated pricing, not capped at the FCP. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“non-FAMP”), which we are required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. In addition, Section 703 of the National Defense Authorization Act for FY 2008, requires us to pay quarterly rebates to DoD on utilization of covered drugs that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual non-FAMP and FCP for the calendar year that the product was dispensed. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act (“FCA”) and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Healthcare Fraud and Abuse Laws
We are subject to various laws targeting fraud and abuse in the healthcare industry in the countries where we operate. For example, in the U.S., there are federal and state anti-kickback, false claims, and other related laws that apply to healthcare products and services that are ultimately paid for by government health care programs. These laws include the following:
•The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving anything of value to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the DOJ and OIG within the HHS. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Additionally, there are no safe harbors for common practices, such as educational and research grants, charitable donations, product support and patient assistance. Violations of the federal Anti-Kickback Statute may be established without proving specific intent to violate the statute.
•The federal civil FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the statute and to share in any monetary recovery.
•The healthcare fraud provisions under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which extend to non-government health benefit programs and which impose criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third party payors, or falsifying or covering up a material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. The government does not have to establish actual knowledge of the statute or specific intent in order to prove a violation.
Violations of these laws can lead to administrative, civil, and criminal penalties, fines (including mandatory penalties on a per claim or statement basis for violations of the FCA), damages, imprisonment and exclusion from participation in federal healthcare programs. These laws apply to hospitals, physicians and other potential purchasers of our products and are applicable to us as both a manufacturer and a supplier of products reimbursed by federal healthcare programs. In addition, some states in the U.S. have enacted compliance and reporting requirements aimed at drug manufacturers. Many states also have statutes or regulations similar to the federal anti-kickback law and the FCA and which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Other states restrict whether and when pharmaceutical companies may provide meals to health care professionals or engage in other marketing-related activities, and certain states and cities require identification or licensing of sales representatives.
We are also subject to the Foreign Corrupt Practices Act of 1977 (“FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions, such as the United Kingdom (“U.K.”) Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws; however, we operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees or agents.

Sunshine Act and Transparency Laws
The U.S. Physician Payment Sunshine Act (“Sunshine Act”) requires tracking of payments and transfers of value to physicians and teaching hospitals and ownership interests held by physicians and their families, and reporting to the federal government and public disclosure of these data. Since 2022, manufacturers must also report transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Certain states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report transfers of value made to healthcare providers in the applicable state. Many of the non-U.S. jurisdictions in which we operate also have equivalent laws requiring us to report transfers of value to healthcare professionals.

Data Protection and Privacy
We are also subject to laws and regulations governing the privacy and security of health related and other personal data we collect and maintain (e.g., European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”), the U.K. GDPR, Section 5 of the Federal Trade Commission Act (“FTC Act”), HIPAA, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), and other state comprehensive privacy laws.
In Europe, the GDPR governs the collection, use, disclosure, or other processing of personal data of individuals within the European Economic Area and the transfer of personal data out of the European Economic Area and/or the U.K. to other countries, including the U.S. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data breaches to the competent national data processing authorities, and requires having lawful bases for processing personal data. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global turnover for the most serious breaches) and confers the right for data subjects to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.
The Federal Trade Commission (“FTC”) sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.
HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. We could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
In California, the CCPA establishes certain requirements for data use and sharing transparency and grants certain rights for California consumers. The CPRA amendments to the CCPA went into effect on January 1, 2023 and introduced significant changes such as establishing and funding a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Other states, including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, Delaware, New Jersey, Oregon, Nebraska, New Hampshire, and Connecticut have enacted similar privacy laws that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business.

Compliance with these laws and regulations may require significant additional cost expenditures or changes in products or our business that increase competition or reduce revenue. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities, or withdrawal of non-compliant products from a market.

Compliance Programs
In order to systematically and comprehensively mitigate the risks of non-compliance with legal and regulatory requirements described within this Item 1. Business, we have developed what we believe to be robust compliance programs based on the April 2003 OIG Compliance Program Guidance for Pharmaceutical Manufacturers, 2023 OIG General Compliance Program Guidance, the U.S. DOJ Guidance on the Evaluation of Corporate Compliance Programs, the U.S. Federal Sentencing Guidelines, the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, the Code of Ethics of the Advanced Medical Technology Association, the U.K. Anti-Bribery guidance, FCPA guidance and other relevant guidance from government and national or regional industry codes of behavior. As further described below, we also operate under a corporate integrity agreement (“CIA”) and an Operating Injunction (as defined below). We conduct ongoing compliance training programs for all employees and maintain a 24-hour integrity and compliance reporting hotline with a strict policy of non-retaliation. Our compliance programs are implemented and facilitated by our Chief Compliance Officer (“CCO”), who reports to the Chief Executive Officer (“CEO”), is independent of other functions and acts under the oversight of the Governance and Compliance Committee of our Board of Directors.
As part of our compliance program, we have implemented internal cross-functional processes designed to facilitate review and approval of product-specific promotional materials, presentations and external communications to address the risk of misbranding, mislabeling or making false or misleading claims about our products through our promotional efforts. In addition, we monitor business activities through our compliance monitoring program including: sales representative expenses, promotional speaker activities and a “ride along” program for compliance to observe field sales and medical representatives interacting with healthcare professionals and organizations. We have also implemented a controlled substances compliance program, including SOM and anti-diversion efforts and we regularly assist federal, state and local law enforcement and prosecutors in the U.S. by providing information and testimony on our products and placebos for use by the DEA and other law enforcement agencies in investigations and at trial. As part of this program, we also work with some of our customers to help develop and implement what we believe are best practices for SOM and other anti-diversion activities.

Corporate Integrity Agreement
In concert with the 2020 Plan, the Company entered into a CIA with the OIG within the HHS in March 2022. The CIA has a five-year term and requires, among other things, enhancements to our compliance program, fulfillment of self-reporting, monitoring and training obligations, management certifications and resolutions from the Mallinckrodt Board of Directors. In addition, we were required to retain an independent review organization to conduct annual reviews of certain Company systems and transactions related to Specialty Brands government pricing and patient assistance activities. We believe we are in compliance in all material respects with our CIA obligations.

Operating Injunction
In connection with the 2020 Bankruptcy Proceedings, we implemented steps to comply with an operating injunction (“Operating Injunction”) enjoining certain Mallinckrodt entities from engaging in certain conduct related to the manner in which they operate their opioid business. We reaffirmed these obligations in connection with the 2023 Bankruptcy Proceedings. The Operating Injunction prohibits, among other things, certain promotional activities related to opioid products and pain treatment, financial and in-kind support for third parties involved with opioids or pain treatment, and certain lobbying activities and communications related to opioids and pain treatment. The Operating Injunction also contains requirements for controlled substances SOM and reporting. The Operating Injunction further requires Mallinckrodt to make available certain clinical data through a third-party data archive and publicly disclose certain produced documents related to the opioid litigation. We implemented an Opioid Product Operating Injunction compliance program as a result of the Operating Injunction. The Operating Injunction provides that Mallinckrodt must retain an independent monitor to evaluate and audit compliance with the Operating Injunction for a term of five to seven years from the 2020 Petition Date. On February 8, 2021, the Bankruptcy Court entered an order appointing R. Gil Kerlikowske to serve as monitor.
The monitor has issued eleven compliance reports describing his work and making certain recommendations regarding potential enhancements to the Company's processes that the Company has worked to implement. The Company has, among other actions, retained a consulting firm with expertise in data analytics to consult regarding the Company's SOM program; enhanced the Company's internal system for customer inquiries and concerns to encourage further collaboration across business units; and implemented a plan to audit state and federal lobbying activity to monitor compliance with the Operating Injunction.

Outside the United States
Outside the U.S., we must comply with laws, guidelines and standards promulgated by other regulatory authorities that regulate the development, testing, manufacturing, distribution, marketing and selling of medicinal products and medical devices, including, but not limited to, Health Canada, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the U.K., the European Medicines Agency (“EMA”), the European Commission and the Competent Authorities of E.U. member states of the E.U. (such as the Irish Medicines Board), the Therapeutic Goods Administration in Australia, the Ministry of Health and Welfare in Japan, the European Pharmacopoeia of the Council of Europe and the International Conference on Harmonization. Although international harmonization efforts continue, many laws, guidelines and standards differ by region or country. We currently market our products in a number of countries, including in Canada, the U.K., various countries in the E.U., Latin America and the Asia-Pacific regions. The approval requirements and process vary by country, and the time required to obtain a marketing authorization may vary from that required for FDA approval. Certain drug products and variations in drug product lines also must meet country-specific and other local regulatory requirements. The following discussion highlights some of the differences in the approval process in other regions or countries outside the U.S.
E.U. Marketing Authorization Procedures of Medicinal Products. Marketing authorizations for medicinal products are obtained pursuant to a centralized, decentralized or mutual recognition procedure. Irrespective of the procedure, an authorization may only be granted to an applicant established in the E.U.
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
Biosimilars can only be authorized once the period of data exclusivity on our candidate, as “reference” biological medicinal product, has expired. In general, this means that the biological reference medicine must have been authorized for at least eight years before another company can apply for approval of a similar biological product and further two years until the biosimilar can be marketed.
In April 2023, the European Commission proposed the “pharmaceutical package”, which aims to revise and replace existing pharmaceutical legislation to enhance the availability, accessibility and affordability of medicinal products across the E.U. This package includes a proposal for a new directive and a new regulation that would replace the current pharmaceutical legislation in the E.U. Once an agreement is reached between the Council of Europe and the E.U. Parliament, the legislation will be formally adopted and published. Its adoption is expected to occur in 2026, with implementation following thereafter.
E.U. Promotion of Medicinal Products. In the E.U., promotional materials and advertising in relation to medicinal products must comply with the product’s Summary of Product Characteristics (“SmPC”) as approved by the competent authorities in connection with a marketing authorization approval. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the E.U. While physicians are free to prescribe approved products for unapproved uses, it is unlawful for drug and device manufacturers to market or promote a product for an unapproved use.
E.U. Medical Devices. In the E.U., medical devices must currently comply with the General Safety and Performance Requirements laid down in Annex I to the E.U. Medical Devices Regulation (“MDR”). Compliance with these requirements is a prerequisite to be able to affix the CE mark on products, without which they cannot be marketed or sold in the E.U. To demonstrate compliance with the General Safety and Performance Requirements of the E.U. MDR and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I with no measuring function, which are not sterile and are not reusable surgical instruments), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the General Safety and Performance Requirements, a conformity assessment procedure requires the intervention of a notified body, which is an organization designated by a Competent Authority of an E.U. member state to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the notified body would audit and examine the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The notified body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the General Safety and Performance Requirements. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. Notified bodies must be designated by the authority responsible for notified bodies in the relevant E.U. member states to conduct assessment procedures for medical devices in accordance with the E.U. MDR. The time required to obtain a CE Certificate of Conformity from a notified body in the E.U. is lengthy and may be unpredictable. On average, the time-to-certification under the MDR for all device categories ranges between 13 and 18 months. The E.U. has also adopted directives and other laws that govern the labeling, marketing, advertising, supply, distribution of medicinal products and medical devices. Such directives set regulatory standards throughout the E.U. and permit member states to supplement such standards with additional requirements.
E.U. Pricing and Reimbursement. Country-specific regulation of the E.U. member states remains essential also regarding pricing and reimbursement. European governments also regulate medicinal products prices through the control of national healthcare systems that fund a large part of such costs to patients. Many regulate the pricing of a new medicinal product at launch through direct price controls or reference pricing and, recently, some have also imposed additional cost-containment measures on drug products. Such differences in national pricing regimes may create price differentials between E.U. member states. Many European governments also advocate generic substitution by requiring or permitting prescribers or pharmacists to substitute a different company's generic version of a branded medicinal product that was prescribed, and patients are unlikely to take a drug product that is not reimbursed by their government. Moreover, many E.U. member states periodically review the reimbursement of medicinal products, which could have an adverse impact on their reimbursement status. In addition, we expect that legislators, policymakers, and healthcare insurance funds in the E.U. member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or no reimbursement coverage, and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Additionally, in order to obtain reimbursement for our products in some European countries, including some E.U. member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies.
Health Technology Assessment (“HTA”) of medicinal products and certain medical devices is becoming an increasingly common part of the pricing and reimbursement procedures in some E.U. member states, including those representing the larger markets. The HTA process, which is currently governed by national laws in each E.U. member state, assesses the therapeutic, economic, and societal impact of a given medicinal product or medical device in the national healthcare system of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products or medical devices by the competent authorities of individual E.U. member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of a specific medicinal product or medical device varies between E.U. member states. The E.U. HTA Regulation (EU) 2021/2282, which was adopted in December 2021 and entered into force in January 2022, aims to harmonize the clinical benefit assessment of HTA across the E.U. and applies as of January 12, 2025. It provides for common HTA tools, methodologies, and procedures and complements Directive 2011/24/EU on the application of patients’ rights in cross-border healthcare, under which a voluntary network of national authorities or bodies responsible for HTA in the individual E.U. member states was established.
United Kingdom. The regulatory regime for the U.K. is different which may cause additional administrative burdens. The U.K., comprising Great Britain and Northern Ireland, left the E.U. on January 31, 2020, following which existing E.U. medicinal product legislation continued to apply in the U.K. during the transition period until December 31, 2020, under the terms of the E.U.-U.K. Withdrawal Agreement. During this period, the U.K. and the E.U. negotiated a Trade and Cooperation Agreement (“TCA”), for their future relationship that became effective on January 1, 2021.
Great Britain (England, Scotland and Wales) is now treated as a “third country,” a country that is not a member of the E.U. whereas, as a result of the Northern Ireland Protocol, Northern Ireland continues to follow the E.U. regulatory regime. The MHRA is responsible for both Great Britain and Northern Ireland. Following the effectiveness of the Human Medicines (Amendment etc.) (EU Exit) Regulations 2019 on January 31, 2020, the U.K. regulatory regime for clinical trials, marketing authorizations, importing, exporting and pharmacovigilance largely mirrors that of the E.U. As part of the TCA, the E.U. and the U.K. will recognize good manufacturing practice (“GMP”) inspections carried out by the other party and accept official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept E.U. batch testing and batch release. However, the E.U. continues to apply E.U. laws that require batch testing and batch release to take place in the E.U. territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the E.U. market for commercial use. As it relates to marketing authorizations, Great Britain has introduced a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland, however, continues to be covered by the marketing authorizations granted by the European Commission. The U.K. regulatory regime for medical devices is largely aligned with previous E.U. directives and will soon be subject to changes that will probably bring it closer to the current E.U. regulations. The implementation of the new U.K. regulatory regime for medical devices is expected to occur in phases and core elements are anticipated in 2025.
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
We continue to be dedicated to environmental sustainability programs to minimize the use of natural resources and reduce the utilization and generation of hazardous materials from our manufacturing process and to remediate identified environmental concerns. Environmental laws are complex and generally have become more stringent over time. We believe that we have planned sufficiently for future capital and operating expenditures to comply with these laws and to address liabilities arising from past or future releases of, or exposures to, hazardous substances.

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
The active ingredients in the majority of our current Specialty Generics products and certain products in development, including oxycodone, oxymorphone, morphine and hydrocodone, are listed by the DEA as Schedule II substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation and the DEA limits the availability of controlled substances raw materials and the production of APIs and generic Schedule II substances through manufacturing and procurement quotas that we must apply for periodically in order to obtain and produce these substances.

Sales, Marketing and Customers
Sales and Marketing
We market our branded products to physicians (including neurologists, rheumatologists, hepatologists, nephrologists, pulmonologists, ophthalmologists, neonatologists and surgeons), other health care providers including respiratory therapists, pharmacists, pharmacy buyers, hospital procurement departments, ambulatory surgical centers and specialty pharmacies. We distribute our branded and generic products through independent channels, including wholesale drug distributors, specialty pharmaceutical distributors, retail pharmacy chains, hospital networks, ambulatory surgical centers and governmental agencies. In addition, we contract with group purchasing organizations (“GPO(s)”) and managed care organizations to improve access to our products. We sell and distribute API directly or through distributors to other pharmaceutical companies.
For further information on our sales and marketing strategies, refer to “Item 1. Business - Our Business and Products” above.

Customers
Net sales to distributors that accounted for more than 10.0% of our total net sales in the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor) were as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
FFF Enterprises, Inc.	23.1%	23.1%	22.3%
Cencora, Inc. (formerly known as AmerisourceBergen Corp.)	13.8%	*	10.0%
McKesson Corporation	*	10.8%	*
* Net sales to this distributor were less than 10.0% of total net sales during the respective periods presented above.
No other customer accounted for 10.0% or more of our net sales in the above periods presented.

Manufacturing and Distribution
As of December 27, 2024, we had eleven manufacturing sites, including eight located in the U.S., as well as sites in Ireland and Japan, which handle production, assembly, quality assurance testing, packaging and sterilization of our products. Approximately 95.8%, 2.8% and 1.4% of our manufacturing production (as measured by cost of production) was performed within the U.S., Ireland and Japan, respectively, in fiscal 2024.
As of December 27, 2024, we maintained distribution centers in eight countries. In addition, in certain countries outside the U.S. we utilize third-party distribution centers. Products generally are delivered to these distribution centers from our manufacturing facilities and then subsequently delivered to the customer. In some instances, product is delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products by road, rail, sea and air.
We utilize contract manufacturing organizations (“CMOs”) to manufacture certain of our finished goods that are available for resale. We most frequently utilize CMOs in the manufacture of certain of our Specialty Brands products, including Acthar Gel (for finish and filling of the product).

Seasonality
We have historically experienced fluctuations in our business resulting from seasonality. For example, Acthar Gel has typically experienced lower net sales during the first calendar quarter compared to other calendar quarters, which we believe is partially attributable to effects of annual insurance deductibles and the lack of warm temperatures that may exacerbate certain medical conditions. DEA quotas for raw materials and final dose products are allotted on a periodic basis to companies and may impact our sales until the DEA grants additional quotas, if any. Historically, impacts from quota limitations were most commonly experienced during the third and fourth calendar quarters, and we have typically experienced lower net sales in controlled substances during the fourth calendar quarter. Given the DEA’s recent shift in granting procurement quota on a semi-annual basis (as compared to an annual basis), it is possible that impacts from quota limitations, which could be material, could have a more significant impact in a specific period during a year compared to that we experienced historically.

Human Capital
Our mission at Mallinckrodt, “Listening to Needs, Delivering Solutions,” cannot be accomplished without the dedication, collaboration and engagement of our workforce. We work hard to identify, retain and attract a workforce that shares our mission so we can improve the lives of underserved patients. We aim to create a culture that encourages collaboration and respect, enabling employees to perform at their best. We invest in human resources programs designed to develop capabilities to deliver on our critical business priorities. We do this by offering competitive pay and benefit programs, investing in our employees' growth and development and in creating a safe and healthy work environment. We empower each individual employee to bring their whole, authentic self to work. Further, we encourage and support our employees to be active members of their communities.
As of December 27, 2024 (Successor), we employed a multi-national workforce of approximately 2,700 people. Our manufacturing and distribution sites located across the U.S., Ireland and Japan made up 60% of our workforce and 20% were field-based working across multiple countries engaging with healthcare professionals and facilities. The remaining 20% of our employees worked within our corporate services locations of Bridgewater, New Jersey; Hazelwood, Missouri; Webster Groves, Missouri; Washington, District of Columbia (“D.C.”), and Dublin, Ireland. Of our total workforce, 99% were full-time.

Employee Total Rewards
Mallinckrodt is committed to providing comprehensive and competitive total rewards to meet the needs of our employees. We thoughtfully design benefit and compensation programs to be fair and equitable, helping employees thrive in every aspect of their lives. Our benefits and offerings are structured around four key pillars: Emotional, Physical, Financial, and Social well-being.
In 2024 we continued to invest in our existing programs while enhancing our offerings to include additional support for women’s health, wellness, smoking cessation, student loan matching, caregiver resources and clinical trial participation time off. Mallinckrodt also provides a variety of advocacy support resources for employees and their families, addressing both medical and behavioral health needs. Additionally, we leverage our well-being platform to promote healthy lifestyles and education.

Talent Development and Employee Engagement
At Mallinckrodt, we are committed to a culture of continuous learning. Our talent strategies are closely aligned with our business priorities, creating opportunities for employees to develop professional and technical skills and advance their careers. Through our talent review and individual development planning processes, we align employee aspirations with business needs, facilitating professional growth and effective succession planning.
Our learning platforms are designed to be flexible, catering to the needs, interests and aspirations of all employees. We offer a wide range of individual and leadership development opportunities, including tuition reimbursement, management and leadership development programs, and business and technical skill building. In addition, we offer a variety of networking opportunities, formal and informal mentorship, as well as professional coaching. We nurture the next generation of talent through our highly regarded internship program.
At Mallinckrodt, we highly value employee feedback. We are committed to creating a culture where employees feel empowered to speak freely and ask questions. We actively seek feedback through one-on-one sessions, focus groups and employee engagement surveys. These forums provide valuable insights that we translate into actionable steps to enhance the employee experience, ensuring our employees feel engaged and supported both personally and professionally.

Culture
Mallinckrodt is dedicated to creating a vibrant workplace where everyone can thrive. This is reflected in our efforts to ensure that every employee has access to opportunities, resources, and pathways for growth and advancement. By nurturing an environment where all voices are heard and valued, we unlock the full potential of our talent, drive collaboration, and enhance our ability to serve patients and communities worldwide.
Creating a supportive workplace requires deliberate action. We do this through various initiatives, such as offering training and education programs to promote understanding and supportive behaviors across all levels of the organization.
Our Business Resource Groups play an essential role in this mission, offering platforms for employees to connect, share experiences, and drive initiatives that promote collaboration across functions and sites and help to enhance our unique culture. These voluntary, employee-led groups focus on shared interests, and affiliations, providing resources for professional development, community engagement, well-being and networking.

Social Impact
Mallinckrodt is committed to making a positive difference in the lives of patients and our global community. Our social impact strategy is centered on improving patient health, building stronger communities, and empowering our employees to support the causes they are passionate about. We provide grants and charitable donations to nonprofits globally and encourage our employees’ philanthropic efforts through volunteerism and giving programs.

Corporate Charitable Giving Program
We support nonprofit organizations that align with our mission to address unmet needs with innovative solutions. Our patient-centric charitable contributions prioritize programs that benefit public health and advance medical care within our therapeutic areas of focus. We also invest in community-based programs in focus areas, such as education, health and wellness, and environmental sustainability. We proudly support patient advocacy organizations such as NephCure and the American Liver Foundation, as well as

STEM-focused organizations like Student 2 Science and SciFest. Through these relationships, we aim to improve outcomes for both patients and students, helping them receive the support and resources they need.

Employee Giving and Volunteerism
We see our employees as the heart of our corporate citizenship efforts, providing them with opportunities to pursue their passions and create impact. Mallinckrodt matches U.S. employee donations to eligible nonprofits, up to $2,500 per employee annually, and provides additional matching during times of disaster or crisis.
Our volunteer program grants eight hours of extra paid time off each year for eligible employees to volunteer, plus time off for our global month of service in October. In 2024, our employees volunteered hundreds of hours to various community projects worldwide, supporting a range of worthy causes.

Information About Our Executive Officers
Set forth below are the names, ages as of March 13, 2025, and current positions of our executive officers.

Name	Age	Title
Sigurdur O. Olafsson	56	President, Chief Executive Officer and Director
Bryan M. Reasons	57	Executive Vice President and Chief Financial Officer
Henriette Nielsen	59	Executive Vice President and Chief Transformation Officer
Mark Tyndall	49	Executive Vice President and Chief Legal Officer and Company Secretary
Kassie Harrold	45	Executive Vice President and Chief Compliance Officer
Lisa French	56	Executive Vice President and Chief Commercial Officer
Peter Richardson	65	Executive Vice President and Chief Scientific Officer
Stephen Welch	47	Executive Vice President and Head of Specialty Generics
Jason Goodson	44	Executive Vice President and Chief Strategy Officer
Paul O'Neill	55	Executive Vice President, Quality & Operations, Specialty Brands
Set forth below is a brief description of the position and business experience of each of our executive officers.
Sigurdur (Siggi) O. Olafsson has been our President, Chief Executive Officer and a director since June 2022. Mr. Olafsson has more than 30 years of diverse pharmaceutical experience across branded and generic drugs. Before joining Mallinckrodt, Mr. Olafsson served as chief executive officer of Hikma Pharmaceuticals plc, a multinational pharmaceutical company publicly traded on the London Stock Exchange, from February 2018 to June 2022. Prior to Hikma, Mr. Olafsson served as president and chief executive officer of the Global Generic Medicines Group of Teva Pharmaceuticals, from 2014 to 2017. Before that, he was president of Actavis plc (Watson Pharmaceuticals, Inc.) from 2010 to 2014, and served in other leadership roles at Actavis ehf from 2003 to 2010. Mr. Olafsson previously held a number of positions of increased responsibility in Pfizer’s Global R&D organization in the U.K. and U.S., focused on branded drug development, and served as head of drug development for Omega Farma in Iceland. Mr. Olafsson previously served as a director on the boards of Hikma from 2018 to 2022, Pfenex Inc. from 2017 to 2019 and as chairman of Oculis ehf from 2017 to 2018. Mr. Olafsson holds a Master of Science degree in pharmacy (Cand Pharm) from the University of Iceland, Reykjavik.
Bryan M. Reasons is our Executive Vice President and Chief Financial Officer. He has executive responsibility for the global finance function. Prior to joining Mallinckrodt in March 2019, Mr. Reasons served as Senior Vice President and Chief Financial Officer of Amneal Pharmaceuticals, Inc., a pharmaceutical company, from May 2018 until January 2019 and as Senior Vice President, Finance and Chief Financial Officer of Impax Laboratories, Inc., a specialty pharmaceutical company, from December 2012 until Amneal and Impax completed their business combination to form Amneal, a generics and specialty pharmaceutical company, in May 2018. Mr. Reasons previously served as Impax’s Acting Chief Financial Officer from June 2012 to December 2012 and as Impax’s Vice President, Finance from January 2012 to June 2012. Prior to joining Impax in January 2012, he held various finance management positions at Cephalon, Inc. from 2005 to 2012 and at E. I. Du Pont De Nemours and Company from 2003 to 2005 and was at PricewaterhouseCoopers LLP from 1993 to 2003, last serving as senior manager. Mr. Reasons also served as an independent board director and audit committee chair for both Aclaris Therapeutics, Inc. from April 2018 to June 2024 and Societal CDMO, Inc., formerly Recro Pharma, Inc. from March 2017 to April 2024.
Henriette Nielsen is our Executive Vice President and Chief Transformation Officer, a role she assumed in August 2022. Ms. Nielsen has executive responsibility for all human resources and people-related matters, communications and facilities as well as responsibility for building out our ESG program and other cross functional activities. Ms. Nielsen brings significant experience from a range of corporate functions and an impressive track record of enhancing operations at pharmaceutical companies. Previously, Ms. Nielsen served at Hikma Pharmaceuticals plc, a multinational pharmaceutical company publicly traded on the London Stock Exchange as Executive Vice President, Business Operations, a role she held from June 2018 to July 2022. Before that, Ms. Nielsen served at Teva Pharmaceuticals, a global pharmaceutical company, as Senior Vice President and Chief Transformation Officer, from January

2015 to June 2018. Prior to her role at Teva Pharmaceuticals, she was the founder of System Matters APS, a healthcare and impact investing consultancy from April 2011 to December 2014 and the general counsel and an executive vice president at Actavis Group from January 2006 to March 2011. Ms. Nielsen began her career as a commercial lawyer in Denmark at Kromann Reumert. She presently serves as Vice Chair of Think Equal USA, a not-for-profit providing and advocating for early-age social emotional learning, and is an advisor to EIR, which promotes women’s sports globally. Ms. Nielsen was a candidate of law at the University of Copenhagen, received her Master of Laws at the University of Edinburgh, and completed a Leading Sustainable Corporation Programme at the University of Oxford.
Mark Tyndall is our Executive Vice President, Chief Legal Officer, and Corporate Secretary, a role he assumed in August 2022. Mr. Tyndall has executive responsibility for all legal functions and serves as the primary liaison to the Board of Directors. He also has responsibility for Mallinckrodt’s Government Affairs and Patient Advocacy functions. Previously, from February 2021 to August 2022, Mr. Tyndall served as Mallinckrodt’s Senior Vice President and U.S. General Counsel, where he had responsibility for the U.S. and international commercial legal teams, corporate litigation and investigations, legal operations, and the corporate privacy function, and oversaw the Government Affairs team. Before that, Mr. Tyndall held the roles of Senior Vice President of Government Affairs & Chief Counsel of Litigation (from February 2019 to February 2021), and Vice President of Government Affairs, Policy and Patient Advocacy (from June 2014 to February 2019). Prior to Mallinckrodt, Mr. Tyndall served as Head of Global Policy and Public Affairs at Bayer Healthcare’s consumer health division, a role he served in from January 2013 to June 2014. Prior to joining Bayer, Mr. Tyndall practiced healthcare and political law in the Washington, D.C. office of Sidley Austin LLP, where he focused on healthcare regulatory issues, fraud and abuse matters and legislative and policy issues. He is also a former professional staff member of the U.S. Senate Committee on Agriculture, Nutrition and Forestry. Mr. Tyndall holds a Juris Doctor from George Washington University Law School, a Master’s degree in Public Policy from the College of William and Mary, and a Bachelor of Arts degree in Economics from Christopher Newport University. He also completed the International Human Rights Law Summer Program at the University of Oxford, New College.
Kassie Harrold is our Executive Vice President and Chief Compliance Officer, a role she assumed in August 2022. Ms. Harrold has executive responsibility for overseeing Mallinckrodt’s global integrity and compliance and risk management programs as well as the Corporate Integrity Agreement and Operating Injunction requirements. Ms. Harrold has held roles of increasing responsibility since joining Mallinckrodt in 2013, including leading the trade compliance and business support functions and advising senior management on a broad range of business matters as the Senior Staff Liaison to the President and Chief Executive Officer. Previously, Ms. Harrold served as our Senior Vice President and Chief Compliance Officer, with responsibility for global ethics and the compliance program, including risk assessment and mitigation, hotline reporting and investigations, program monitoring and governance, from February 2021 until August 2022. Prior to that, she served as our Vice President and Chief Compliance Officer, Specialty Generics from January 2019 until January 2021, and as our Vice President of Business Support, Specialty Generics, from January 2017 until December 2018. Prior to joining us, Ms. Harrold held several positions, including global compliance, litigation and employment counsel and government affairs, with Solutia Inc., the specialty chemicals spin-off of Monsanto. Ms. Harrold has more than 20 years of compliance experience in the pharmaceutical and specialty chemical industries, and has assessed, implemented and managed compliance programs in a broad range of subject matter areas. Ms. Harrold is a member of the Healthcare Businesswomen’s Association (HBA), previously serving on the St. Louis chapter board and was selected as Mallinckrodt’s 2016 HBA Rising Star. She also participates in the Pharmaceutical Compliance Forum as a member of the CCO Roundtable. Ms. Harrold serves as an executive sponsor and advisor to Mallinckrodt’s Champion Circles business resource group. She earned her Bachelor of Science and Juris Doctor Degrees from Duquesne University in Pittsburgh, Pennsylvania.
Lisa French is our Executive Vice President and Chief Commercial Officer, a role she assumed in October 2022. She has executive responsibility for all commercial and market-access activities for the Company's Specialty Brands global product portfolio, as well as new product launch execution for assets in Mallinckrodt's near-term development portfolio. Ms. French is a member of Mallinckrodt’s executive committee. Ms. French has more than 30 years of experience in U.S. go-to-market commercialization strategy development and operating experience across a multitude of therapeutic areas: chronic care, vaccine, hospital, and rare disease, and at various life-cycle stages. Before joining Mallinckrodt, Ms. French served as U.S. Business Unit Lead of the Women’s Health Franchise at Organon & Co., a global healthcare company, where she led the commercial team from January 2021 through September 2022. Prior to that, she held various positions of increasing responsibility at Merck, a pharmaceutical company, where she ultimately led all aspects of a multi-billion dollar brand, executed commercial innovation initiatives and oversaw multiple sales teams, including as Associate Vice President, U.S. Marketing Lead HPV Franchise, from October 2019 until January 2021, and as Associate Vice President, U.S. Strategy and Commercial Model Innovation; from January 2016 until October 2019. Ms. French holds a Bachelor of Science degree in Biology from West Chester University and completed Harvard Business School’s Emerging Leaders and Leadership & Strategy executive programs.
Dr. Peter Richardson, MRCP, is our Executive Vice President and Chief Scientific Officer, a role he assumed in January 2023. He has executive responsibility for Mallinckrodt's branded research and development, medical affairs, safety, portfolio and project management, and regulatory affairs functions, and he is a member of the Company’s Executive Committee. Dr. Richardson is a pharmaceutical executive with more than 30 years of experience in research and development leadership, including building and supporting product development pipelines and clinical program management. Prior to joining the Company, Dr. Richardson served as Executive Vice President and Chief Medical Officer at Antares Pharmaceuticals, Inc., a pharmaceutical company leading the organization's research and development activities. Prior to Antares Pharmaceuticals, Inc. he held senior leadership positions in research and development at several pharmaceutical companies, including as Chief Medical Officer President, Adare Development 1, at Adare Pharmaceuticals from November 2016 until September 2020, as well as positions at Novartis AG and MannKind Corporation. Dr. Richardson earned his Bachelor of Medical Sciences degree from the University of Nottingham and his Bachelor of Medicine and Bachelor of Surgery degrees from the University of Nottingham Medical School. He completed the Stanford University Graduate School of Business executive program and is a member of the Royal College of Physicians in the United Kingdom.
Stephen Welch is our Executive Vice President and Head of Specialty Generics, a role he assumed in August 2022. He has executive responsibility for the Company’s Specialty Generics segment, directly managing all aspects of the segment’s business. Before that, from January 2022 to August 2022, Mr. Welch served as our Senior Vice President and General Manager, Specialty Generics. He previously served as the segment’s Chief Financial Officer from December 2020 to January 2022 and Chief Transformation Officer for Mallinckrodt from August 2019 to June 2022, including during the Company’s Chapter 11 process, and regularly represented the Company in those proceedings. He joined Mallinckrodt in 2012 and during his time with the Company has held a number of increasingly strategic roles, including Chief of Staff to the President and CEO and Vice President of Corporate Strategy. He began his time at Mallinckrodt in the tax department, focused primarily on mergers and acquisitions transactions and business integrations. Prior to joining Mallinckrodt, Mr. Welch led the tax functions at Human Genome Sciences, Inc., a formerly publicly listed biopharmaceutical company, and PharMerica Corporation, a pharmacy services provider. He began his career at PricewaterhouseCoopers LLP. Mr. Welch holds a Juris Doctor from the Georgetown University Law Center and a Bachelor’s Degree in Political Science from California State University, Bakersfield. In 2023, Mr. Welch completed Harvard Business School’s Advanced Management Program.
Jason Goodson is our Executive Vice President and Chief Strategy Officer, a role he assumed in August 2023. Mr. Goodson has executive responsibility for overseeing corporate strategy, business development and business. He is a seasoned executive leader with a track record of navigating complex business issues and delivering results against corporate strategy. Mr. Goodson is a member of the Company’s executive committee. Mr. Goodson previously served as our Vice President of Business Operations, where he had responsibility for corporate strategy, business development and business intelligence and strategic support functions, from November 2021 to August 2022. Mr. Goodson has also served as Chief of Staff to the President and CEO supporting various strategic initiatives, including key workstreams within the Chapter 11 process, from March 2020 to November 2021, and as Senior Director, Assistant Controller from January 2018 to March 2020. Mr. Goodson has over 20 years of experience in various finance leadership, strategy and mergers and acquisitions transaction focused roles. He began his career at Mallinckrodt as Assistant Controller, within the finance organization focused on mergers and acquisitions transactions, integration and transformation projects. Prior to joining Mallinckrodt, Mr. Goodson was with SunEdison Inc, in various finance leadership roles including responsibility for finance transformation initiatives and various business development transactions. Prior to his time at SunEdison, Inc, he was with PricewaterhouseCoopers LLP as a manager in the audit practice. Mr. Goodson holds Master’s and Bachelor's degrees from the University of Missouri–Columbia in Accounting. He is a Certified Public Accountant in the state of Missouri.
Paul O'Neill is our Executive Vice President, Quality & Operations, Specialty Brands, a role he assumed in February 2024. He has executive responsibility for Quality & Operations for the Specialty Brands business, overseeing internal and external manufacturing, supply chain distribution, device engineering, quality, technical services and product support and is also a member of Mallinckrodt’s executive committee. Mr. O’Neill previously served as the Company’s Senior Vice President, Quality & Operations, Specialty Brands. Mr. O’Neill has more than 25 years of experience in manufacturing operations, plant start-ups, technology transfer and supply chain management and has held numerous leadership positions at biopharmaceutical companies, including Merck, Pfizer and Wyeth. Prior to joining Mallinckrodt, in March 2023, Mr. O’Neill served as Executive Director, Biologics Operations, at Merck, and was responsible for overseeing the end-to-end supply strategy of Merck's Keytruda and biologics (mABs) pipeline portfolio. Prior to that, Mr. O’Neill held leadership positions at Pfizer and Wyeth in plant operations, supply chain management, new product launches, site start-ups and network design. Mr. O'Neill holds a Master of Business Administration degree from the Alfred Lerner College of Business & Economics at the University of Delaware and a Bachelor of Science in Food Science and Technology from University College of Cork.

Available Information
Mallinckrodt plc was organized in 2013 with roots that go back to the founding of G. Mallinckrodt and Company in 1876. Financial results, news, and other information about Mallinckrodt can be accessed from our website at https://ir.mallinckrodt.com. This site includes important information on our locations, products and services, financial reports, news releases, and career opportunities. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are available on our website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), and are available on the SEC's website at https://www.sec.gov. Information contained on, or that may be accessed through, our website is not incorporated by reference in this Annual Report and, accordingly, you should not consider that information part of this Annual Report.

We use our website as a channel of distribution for important company information, such as press releases, investor presentations and other financial information. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investor Relations page of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Relations page of our website.

Item 1A.	Risk Factors.
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. You should carefully consider the risks described below in addition to all other information provided to you in this Annual Report, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results and could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. The risks and uncertainties described below are those that we currently believe may materially affect our company. These and other risks could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Risks Related to the Proposed Transactions with Endo
We may not realize the anticipated benefits and synergies from our Business Combination with Endo.
While we and Endo will continue to operate independently until the completion of the Business Combination, the success of the Business Combination will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and Endo’s businesses. We plan on devoting substantial management attention and resources to integrating our business practices and operations with Endo’s so that we can fully realize the anticipated benefits of the Business Combination. Nonetheless, difficulties may arise during the process of combining the operations of our business and Endo’s business that could result in the failure to achieve the synergies that we anticipate, the loss of key employees that may be difficult to replace in the competitive pharmaceutical industry, the disruption of each company’s ongoing businesses, complexities associated with managing a larger and more complex business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, collaborators, creditors or other business partners. As a result, the anticipated benefits of the Business Combination may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially impact the business, cash flow, financial condition or results of operations as well as adversely impact the price of the shares of the combined company.
We have also incurred, and will continue to incur, a number of costs associated with completing the Business Combination and combining our business with Endo’s business. Additional unanticipated costs may be incurred in the integration of our business and Endo’s business. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two companies, may not initially offset integration-related costs or achieve a net benefit in the near term, or at all. In addition, at times, the attention of certain members of each company’s management and each company’s resources may be focused on completion of the Business Combination and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.
We and Endo or our respective officers or directors could become subject to litigation in connection with the Business Combination, which could result in substantial costs and may delay or prevent the Business Combination from being completed.
Our future success will depend, in part, on our ability to manage our expanded business by, among other things, integrating the assets, operations and personnel of our company and Endo in an efficient and timely manner; consolidating systems and management controls and successfully integrating relationships with customers, suppliers and other business partners. Failure to successfully manage the combined company may have an adverse effect on our business, cash flow, reputation, financial condition and results of operations.

The Transaction Agreement subjects us to restrictions on our business activities prior to the closing of the Business Combination.
The Transaction Agreement subjects us to certain restrictions on our business activities prior to completion of the Business Combination or termination of the Transaction Agreement. The Transaction Agreement also obligates us to use our commercially reasonable efforts to conduct our business in the ordinary course consistent with past practice in all material respects including by using commercially reasonable efforts to preserve intact our business organizations and to preserve our present relationships with customers, suppliers and other persons with whom we have material business relationships. Unless we obtain Endo’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed) or in limited other circumstances, including pursuant to certain exceptions and aggregate limitations set forth in the Transaction Agreement, we may not incur additional indebtedness, issue additional ordinary shares, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures. We may find that these and other contractual restrictions in the Transaction Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable.
The Transaction Agreement also restricts our ability to solicit, initiate or facilitate competing acquisition proposals from third parties and to provide information to, participate in discussions and engage in negotiations with, third parties regarding any competing acquisition proposals, release third parties from standstill obligations, or withdraw, modify or fail to publicly affirm (in certain circumstances) the Board’s recommendations in favor of the Transaction, subject to customary exceptions.
Uncertainty about the effect of the Business Combination on our employees, customers, suppliers and other business partners may have an adverse effect on us. Current and prospective employees may experience uncertainty about their future roles with us following completion of the Business Combination, which may adversely affect our ability to attract, retain and motivate key personnel. Similarly, it is possible that some of our customers, collaborators, suppliers and other parties with whom we have a business relationship may delay or defer certain business decisions or decide to seek to terminate, change or renegotiate their existing relationships with us as a result of the Business Combination. If any of these effects were to occur, it could adversely affect our competitive position, business, financial condition, results of operations and cash flows of the combined company.

We may not be able to complete our pending Business Combination with Endo, which could negatively impact our stock price and our future business and financial results.
Our obligations and the obligations of Endo to complete the Business Combination are subject to satisfaction or waiver of certain customary conditions to closing, including, but not limited to, (i) the approval of the Articles Amendments by our shareholders; (ii) the adoption of the Transaction Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Endo common stock; (iii) the sanction of the Scheme by the High Court of Ireland; (iv) the effectiveness of the registration statement for the offer of our ordinary shares to be issued in the Business Combination; (v) receipt of certain required regulatory approvals, including but not limited to, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (vi) the absence of any statute, rule or regulation which prohibits or makes illegal the consummation of the Transaction and any order or injunction preventing the consummation of the Transaction; and (vii) the accuracy (subject to certain materiality standards) of the representations and warranties made by the parties and material compliance by the parties with the covenants contained in the Transaction Agreement.
There can be no assurance that the conditions to completion of the Business Combination will be satisfied or waived (to the extent permitted by law) or that the Business Combination will be completed within the expected timeframe, or at all.
If the Business Combination is not consummated for any reason, we may receive negative reactions from our shareholders, customers, suppliers and employees and we may be subjected to various material risks, including the possibility that the value of our ordinary shares and other securities may decline.
Also, in the event of a termination of the Transaction Agreement under certain specified circumstances, we could be required to pay Endo a termination fee of $80.2 million and we could be subject to litigation related to any failure to complete the Business Combination or to specifically enforce our obligation to perform our obligations under the Transaction Agreement.
If any of these risks materialize, they may materially and adversely affect our businesses, financial condition, financial results, ratings, stock prices and/or bond prices.

We will incur significant additional indebtedness to finance the Business Combination as well as transaction and acquisition-related costs in connection with the Business Combination, which will limit our operating flexibility.
Although we expect to prepay or redeem, as applicable, our Takeback Term Loans and Takeback Notes in connection with the completion of the Business Combination, we expect that our indebtedness will increase as a result of the completion of the Business Combination, which will include the assumption of approximately $2.5 billion in principal amount of Endo’s existing debt, resulting in our having a higher debt-to-equity ratio. Additionally, we expect to incur approximately $900.0 million in principal amount of new debt, the proceeds of which we expect to utilize primarily to prepay or redeem, as applicable, our existing Takeback Term Loans and Takeback Notes in connection with the completion of the Business Transactions. As a result of the Business Combination and increased indebtedness, our corporate credit ratings could be negatively affected. The increased indebtedness will reduce the amount of cash flow available to fund our efforts to combine our business with Endo and realize expected benefits of the pending Business Combination, to pursue other acquisitions, and for working capital, capital expenditures, research and development and other general corporate purposes, which could, among other things, place us at a competitive disadvantage to other less leveraged competitors, make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures, limit our flexibility in planning for and reacting to changes, opportunities or challenges in our business, including changes in the industry in which we compete, changes in our business and strategic opportunities and, together with any decrease in our credit ratings, increase our borrowing costs.

We expect to incur a number of non-recurring costs in connection with the Business Combination, whether or not the Business Combination is completed. These costs are expected to include transaction costs, facilities and systems consolidation costs and employment-related costs, as well as a make-whole premium incurred in connection with the prepayment or redemption, as applicable, of our Takeback Term Loans and Takeback Notes (if such prepayment or redemption occurs prior to the second anniversary of the incurrence thereof) and financing costs associated with any financing incurred in connection with the Business Combination. In addition, although we expect to assume Endo’s existing indebtedness, we may not be able to do so and may be required to pay an additional make-whole premium and incur additional financing costs. Although we expect that the realization of efficiencies related to the integration of the businesses will offset at least a portion of these costs, offsetting benefits may not be accomplished in the near term or at all.

There is no assurance that the Separation will be completed on the expected terms or at all, and, if completed, it may not achieve the intended benefits and could have unforeseen consequences.
We and Endo plan to combine our generic pharmaceuticals businesses and Endo’s sterile injectables business after the close of the Business Combination and intend to separate that business from the combined company at a later date (such transaction, the “Separation”). The Separation would be subject to approval of the combined company’s board of directors and other conditions. There can be no assurance that the combined company will pursue the Separation, the form the Separation transaction would take, whether it would be completed on the expected terms or within the anticipated timeframe, or whether it will be completed at all. Even if the Separation is consummated, the separated company may not realize the expected benefits, synergies, or strategic objectives. Additionally, pursuing the Separation may result in unforeseen risks, costs, or disruptions to the combined company’s business, including higher than expected separation costs, loss of key personnel, adverse market reactions, or other unanticipated consequences that could negatively affect the combined company’s financial condition and results of operations.

Risks Related to Our Emergence from Bankruptcy
We have emerged from bankruptcy twice in recent years, which could adversely affect our business and relationships.
Our having twice filed for bankruptcy in recent years, notwithstanding our emergence from the 2020 Bankruptcy Proceedings and the 2023 Bankruptcy Proceedings, could adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers. Due to uncertainties, many risks associated with the bankruptcies exist, including the following:
•our ability to attract, motivate, and/or retain key executives and employees may be adversely affected;
•our employees may be more easily attracted to other employment opportunities;
•competitors may take business away from us, and our ability to retain customers may be negatively impacted;
•suppliers may not be willing to do business with us at all or on acceptable terms; and
•reconciliation and administration of claims and proceedings from our 2020 Bankruptcy Proceedings may result in additional liabilities.
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
In connection with the disclosure statements we filed with the Bankruptcy Court in each of our two bankruptcy proceedings and the hearings to consider confirmation of each of the 2020 Plan and the 2023 Plan (as well as in certain other filings), we prepared projected financial information for various reasons, including to demonstrate to the Bankruptcy Court the feasibility of each of the 2020 Plan and the 2023 Plan and our ability to continue operations upon our emergence from such bankruptcy proceedings. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to the prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize.
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
Upon emergence from both the 2020 Bankruptcy Proceedings on June 16, 2022 and the 2023 Bankruptcy Proceedings on November 14, 2023, we adopted fresh-start accounting in accordance with the provisions of ASC 852 and became a new entity for financial reporting purposes as of each of the 2020 Effective Date and the 2023 Effective Date. Fresh-start accounting requires that new fair values be established for our assets, liabilities, and equity as of the applicable effective dates. All emergence-related transactions related to the 2020 Effective Date and the 2023 Effective Date were recorded as of June 16, 2022 and November 14, 2023, respectively. Accordingly, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor periods and the consolidated financial statements for the Predecessor periods June 17, 2022 through December 30, 2022 and December 31, 2022 through November 14, 2023 are not comparable to the consolidated financial statements for the Predecessor period prior to and including June 16, 2022. Further, the information contained in our financial statements following emergence from bankruptcy was and may continue to be different from historical trends. This will make it difficult for shareholders to assess our performance in relation to prior periods. See Note 3 to the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.

Exercise of the Opioid CVRs pursuant to the CVR Agreement would result in either a cash payment to the Trust that could adversely affect our liquidity or an issuance of ordinary shares that could result in substantial dilution to holders of our ordinary shares.
On the 2023 Effective Date and pursuant to the 2023 Plan, we entered into a contingent value right agreement (“CVR Agreement”) with Opioid Master Disbursement Trust II (“Trust”). Pursuant to the terms of the CVR Agreement, we issued 1,036,649 contingent value rights (“Opioid CVRs”) to the Trust, which Opioid CVRs entitle the Trust to receive from us, when exercised, an amount in cash equal to the market price of one ordinary share less an exercise price of $99.36, subject to our right to issue new ordinary shares to the Trust in lieu of making some or all of the cash payment upon exercise in accordance with the terms of the CVR Agreement.
The Opioid CVRs are exercisable at any time for four years after the 2023 Effective Date. No assurances can be given as to when or if the Trust will exercise the Opioid CVRs, or whether we will elect to settle the Opioid CVRs in cash or ordinary shares. If we were to settle the Opioid CVRs in cash, such cash payment could adversely affect our liquidity and financial condition and the market price of our ordinary shares. Were we to elect to settle the Opioid CVRs via the issuance of ordinary shares, such equity issuance could result in substantial dilution to existing holders of our ordinary shares and cause the value of our ordinary shares to decline.
Either type of settlement, or the possibility of such settlement may be viewed negatively by investors and have an unfavorable impact on the liquidity, market for and trading value of our ordinary shares. In addition, because our ordinary shares are not listed on any national securities exchange, the price for the ordinary shares for purposes of the payment to be made to the Trust could be determined by an appraisal process carried out by a banking institution, which would cause us to incur additional costs and may lead to a determination of the price for the ordinary shares that is unfavorable to us.

Risks Related to Our Business
Our Board of Directors may implement changes to our business strategy.
Our corporate business strategy is subject to continued development, evaluation and implementation by our management and Board of Directors. Pursuant to the 2023 Plan, the composition of our Board of Directors changed significantly following our emergence from the 2023 Bankruptcy Proceedings with the resignation of all then-serving directors, other than our President and Chief Executive Officer, Sigurdur Olafsson, and the reappointment of Paul Bisaro as the Chair of the Board. Our current Board of Directors may determine, from time to time, to implement changes in our business strategy, which may affect our operations and our future strategy and plans and differ materially from those of the past. For example, at the direction of our Board of Directors, we have been exploring a variety of transactions, including potential divestiture, financing and other opportunities, with a goal of maximizing shareholder value and potentially further reducing our debt. On November 29, 2024, we completed the sale of our Therakos business. On March 13, 2025, we announced our planned Business Combination with Endo. See Item 1. Business included within this Annual Report for additional information. Additionally, we have adopted a transaction incentive plan that provides our Board of Directors and our senior management with incentives based on the proceeds of certain strategic transactions and dispositions. As a result, their interests may diverge from the interests of certain of our shareholders.

There is no guarantee that the strategic initiatives and plans, whether current or future, of our Board of Directors will be implemented in a timely manner or at all and, consequently, there is no guarantee that the operational and financial objectives of our Board of Directors will be achieved in a timely manner or at all.

Governmental investigations, inquiries, and regulatory actions and lawsuits brought against us by government agencies and private parties, in addition to future legislative actions, with respect to our manufacture or sale of opioids could adversely affect our reputation, business, financial condition, results of operations and cash flows.
As a result of greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers by state and federal agencies. As an opioid manufacturer, we are required to have systems in place that are designed to identify suspicious orders of controlled substances and report those orders to the DEA. We, along with other opioid manufacturers, have been the subject of federal and state government investigations and enforcement actions, focused on the misuse and abuse of opioid medications in the U.S. Similar investigations may be initiated in the future.
In addition, a significant number of lawsuits have been filed against us, other opioid manufacturers, distributors and others in the supply chain by cities, counties, state Attorneys General and private persons seeking to hold us and others accountable for opioid misuse and abuse. As a result of our emergence from the 2020 Bankruptcy Proceedings, all past, present, and future opioid claims against us, with certain narrow exceptions, including for violating the Operating Injunction (discussed below), were deemed to have been settled, discharged, waived, released and extinguished in full on the 2020 Effective Date in exchange for certain deferred payment obligations, the remaining balance of which was permanently eliminated on the 2023 Effective Date. We may face new opioid claims in the future, which could have a material adverse effect on our competitive position, business, financial condition and results of operations.
In connection with the 2020 Bankruptcy Proceedings, we implemented steps to comply with an Operating Injunction enjoining certain Mallinckrodt entities from engaging in certain conduct related to the manner in which they operate their opioid business. We reaffirmed these obligations in connection with the 2023 Bankruptcy Proceedings. The Operating Injunction prohibits, among other things, certain promotional activities related to opioid products and pain treatment, financial and in-kind support for third parties involved with opioids or pain treatment, and certain lobbying activities and communications related to opioids and pain treatment. The Operating Injunction also contains requirements for controlled substances suspicious order monitoring and reporting. The Operating Injunction further requires Mallinckrodt to make available certain clinical data through a third-party data archive and publicly disclose certain produced documents related to the opioid litigation. The Operating Injunction provides that Mallinckrodt must retain a monitor to evaluate and monitor compliance with the Operating Injunction for a term of five to seven years from the 2020 Petition Date. On February 8, 2021, the Bankruptcy Court entered an order appointing R. Gil Kerlikowske to serve as monitor. The obligations imposed by the Operating Injunction would apply to the operation of Mallinckrodt's opioid business by any subsequent purchaser. The Operating Injunction imposes material limitations on Mallinckrodt's business in addition to those imposed by otherwise applicable law. Those limitations may have an adverse financial impact on Mallinckrodt's opioid business, including but not limited to by increasing overhead costs or reducing product sales. A violation of the Operating Injunction may also subject the Company to adverse action by the Bankruptcy Court, state and territory Attorneys General, or other enforcement authorities, as well as increased legal fees and costs associated with such actions.
In addition, legislative, regulatory or industry measures to address the misuse of prescription opioid medications may also affect our business in ways that we are not able to predict. For example, the State of New York enacted the Opioid Stewardship Act (“OSA”), which went into effect on July 1, 2018, established an aggregate $100.0 million annual assessment on sales of certain opioid medications in New York. Following a challenge regarding its constitutionality, the OSA was generally permitted to go into effect, though its “pass through prohibition” was invalidated on the basis that it violates the Commerce Clause. Some states have enacted opioid taxes or enacted increased licensure and registration fees. For example, New York, effective July 1, 2019, imposed an excise tax on certain opioids. The federal government or other states may consider similar legislation that could require entities to pay an assessment or tax on the sale or distribution of opioid medications in those states and may vary in the assessment or tax amounts and the means of calculation from the OSA. If additional federal, state or local jurisdictions successfully enact such legislation and we are not able to mitigate the impact on our business through price increases, operational changes or commercial arrangements, such legislation in the aggregate may have a material adverse effect on our business, financial condition, results of operations and cash flows. See the risk factor captioned “Extensive laws and regulations govern the industry in which we operate and any failure to comply with such laws and regulations, including any changes to those laws and regulations may materially adversely affect us.” for more information.
Furthermore, stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are frequently in the media. Unfavorable publicity regarding the use or misuse of opioid drugs, the limitations of abuse-deterrent formulations, the ability of drug abusers to discover previously unknown ways to abuse our products, public inquiries and investigations into prescription drug abuse, litigation, or regulatory activity regarding sales, marketing, distribution or storage of opioids could have a material adverse effect on our reputation, leading to parties being unwilling to engage with us from a business perspective, which could have a material impact on the results of litigation.

Finally, various government entities, including U.S. Congress, state legislatures or other policy-making bodies have in the past and may in the future hold hearings, conduct investigations and/or issue reports calling attention to the opioid abuse crisis, and may mention or criticize the perceived role of manufacturers, including us, in the opioid abuse crisis. Similarly, press organizations have and likely will continue to report on these issues, and such reporting may result in adverse publicity for us, resulting in reputational harm.

Pharmaceutical companies like us have been under increasing scrutiny from governments, legislative bodies and enforcement agencies related to sales, marketing and pricing practices, and changes to, or non-compliance with, relevant policies, laws, regulations or government guidance may result in actions that could adversely affect our business.
In the U.S., over the past several years, a significant number of pharmaceutical and biotechnology companies have been subject to inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales, marketing and pricing practices, including the DOJ, the OIG within the HHS, the FDA, the FTC and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including alleged violations of antitrust laws, the FFDCA, the FCA, the Prescription Drug Marketing Act, anti-kickback laws, data and patient privacy laws, export and import laws, consumer protection laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. These laws are described in greater detail in Item 1. Business included within this Annual Report. The DOJ and the SEC have also increased their focus on the enforcement of the FCPA, particularly as it relates to the conduct of pharmaceutical companies.
Many companies, including us, have faced government investigations or lawsuits by whistleblowers who bring a “qui tam” action under the FCA on behalf of themselves and the government for a variety of alleged improper promotional and marketing activities, including providing free product to customers expecting that the customers would bill the federal programs for the product; providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products; providing assistance to patients with their insurance or co-insurance obligations and providing donations to third-party charities that provide patients with such assistance; and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued FCA cases against pharmaceutical companies for causing false claims to be submitted as a result of the promotion and marketing of their products for unapproved uses or violations of the federal Anti-Kickback Statute. We have in the past been, and may in the future become, the subject of an FCA or other government investigation or whistleblower suit and we may incur substantial legal costs (including settlement costs) and business disruption responding to any such investigation or suit, regardless of the outcome.
If we are deemed to have failed to comply with any applicable laws, regulations or government guidance, we could be subject to additional criminal and/or civil sanctions, including significant fines, damages, civil monetary penalties and exclusion from participation in government healthcare programs, including Medicare and Medicaid, actions against executives overseeing our business, consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations and/or burdensome remediation measures. Any such fines, awards, other sanctions or required remediation could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows. See Item 3. Legal Proceedings included within this Annual Report for additional information regarding various legal proceedings and claims.

We have various contractual and court-ordered compliance obligations that, if violated could result in monetary, injunctive or other penalties.
We have various contractual and court-ordered compliance obligations, including pursuant to the CIA and the Operating Injunction. The CIA, which was entered into with the OIG within the HHS in March 2022 in concert with the 2020 Plan, has a five-year term and requires, among other things, enhancements to our compliance program, fulfillment of self-reporting, monitoring and training obligations, management certifications and resolutions from our Board of Directors and the retention of an independent review organization to conduct annual reviews of certain systems and transactions related to our Specialty Brands segment’s government pricing and patient assistance activities. Similarly, the Operating Injunction entered by the Bankruptcy Court in connection with the 2020 Plan placed obligations on us with respect to the operation of our opioid business.
In addition, on November 30, 2023, we reached an agreement with the SEC to resolve the SEC staff’s previously disclosed investigation into certain of our disclosures. As part of the agreement, we consented to the entry of an SEC order (“SEC Order”) that, among other things, required us to retain a compliance consultant to review our disclosure controls and procedures relating to collection and assessment of information concerning potential risks, contingencies, trends, and uncertainties, and the implementation and sufficiency of our internal accounting controls related to generally accepted accounting principles in the U.S. (“GAAP”) ASC 450. Under the terms of the SEC Order, we have adopted and implemented the recommendations of the compliance consultant.

Compliance with our contractual and court-ordered obligations requires the expenditure of significant resources and management time. Further, the failure to comply with any of our obligations may result in adverse action by courts, one or more state Attorneys General, the SEC, or other enforcement authorities; monetary, injunctive or other penalties; exclusion from participation in federal healthcare programs, including Medicare; increased legal fees and costs; negative publicity; and/or an increased risk of future lawsuits or other actions by third parties.

We face significant competition and may not be able to compete effectively.
The industries in which we operate are highly competitive. Competition takes many forms, such as price reductions on products that are comparable to our own, development of new products with different mechanisms that obviate the need for our treatments, acquisition or in-licensing of new products that may be more cost-effective than, or have performance superior to our products, the introduction of generic versions when our proprietary products lose their patent protection or market exclusivity, and technologies that are similar to our devices but may operate either more effectively or less expensively. This competition may limit the effectiveness of any price increases we initiate. Following any price increase by us, competitors may elect to maintain a lower price point that may result in a decline in our sales volume. Our failure to compete effectively could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
As to competition for our specific products:
•Acthar Gel—Competition has intensified with the commercial launch of a competitor's Purified Cortrophin Gel® product for the treatment of certain chronic autoimmune disorders (including acute exacerbations of multiple sclerosis and rheumatoid arthritis as well as excess urinary protein due to nephrotic syndrome). We anticipate that competition will likely continue to intensify, which could have an adverse effect on our financial condition, results of operations and cash flows.
•INOmax—We have seen increased competition following the launch of a competitive nitric oxide product before the expiration of the last of the patents listed in the FDA’s Orange Book. As described in more detail below, the last expiring Orange Book patent is set to expire on May 3, 2036 (November 3, 2036 including pediatric exclusivity). This has had an adverse effect on our ability to successfully maximize the value of INOmax, and if it continues, could have an adverse effect on our financial condition, results of operations and cash flows.
•Terlivaz—As described in more detail below, this product enjoys exclusivity vis-à-vis generics products such as pursuant to the Orphan Drug Exclusivity, which is set to expire on September 14, 2029. Nonetheless, we are focused on establishing this product as a preferred first-line treatment for hepatorenal syndrome patients with rapid reduction of kidney function and compete with products that have had such status at hospitals. We expect that lack of success in these efforts and loss of exclusivity could have an adverse effect on our financial condition, results of operations and cash flows.
In addition, manufacturers of generic pharmaceuticals typically invest far less in R&D than research-based pharmaceutical companies, allowing generic versions to typically be significantly less expensive than the related branded products. The generic form of a drug may also enjoy a preferred position relative to the branded version under third-party reimbursement programs, or be routinely dispensed in substitution for the branded form by pharmacies. To successfully compete for the business, we must often demonstrate that our branded products offer medical benefits and cost advantages as compared with generic versions or other forms of care. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions, decreased sales volume or both.
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

We may experience pricing pressure on certain of our products due to competitors' product entries, legal changes or changes in insurers' reimbursement practices resulting from increased public scrutiny of healthcare and pharmaceutical costs, which could reduce our future revenue and profitability.
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
Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities, private health coverage insurers and other third-party payers. The ability of patients to obtain appropriate reimbursement for products and services from these third-party payers affects the selection of products they purchase and the prices they are willing to pay. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that third-party payers may pay to reimburse the cost of drugs, including with respect to Acthar Gel. We believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the usage and reimbursement of Acthar Gel. Our ability to commercialize our products depends, in part, on the extent to which reimbursement for the costs of these products is available from government healthcare programs, such as Medicaid and Medicare, private health insurers and others. We cannot be certain that, over time, third-party reimbursements for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Furthermore, demand for new products may be limited unless we obtain reimbursement approval from governmental and private third-party payers prior to introduction. Reimbursement criteria, which vary by country, are becoming increasingly stringent and require management expertise and significant attention to obtain and maintain qualification for reimbursement. In addition, individual states in the U.S. have also passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including sometimes establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits and implementing marketing cost disclosure and transparency measures.
For any marketed drug products which are covered in the U.S. by federal or state healthcare programs, such as the Medicare and Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require medicines be offered at substantial rebates and/or discounts to the government and certain private purchasers including “covered entities” purchasing under the 340B Drug Discount Program. Some of these programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear or precise. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates, could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate,” a complex calculation which is based, in part, on the extent that a branded drug's price increases over time more than the rate of inflation (based on the Consumer Price Index for All Urban Consumers). Because, effective January 1, 2024, the Medicaid rebate amount is no longer capped at 100% of a drug's “average manufacturer price,” this “additional rebate” calculation can result in an increase in Medicaid rebate liability beyond such price. In addition, this “additional rebate” calculation can result in a 340B ceiling price of one penny when such price calculates to less than $0.01. With respect to Acthar Gel, the “additional rebate” scheme, as applied to the historical pricing of Acthar Gel both before and after we acquired the medicine, has resulted in a 340B ceiling price of one penny, which has negatively impacted and is expected to continue to negatively impact our net sales of Acthar Gel. See the risk factor captioned “We have implemented changes to our Acthar Gel patient assistance program, which may receive additional review from governmental regulators and, if challenged, could have a material adverse effect on future net sales of Acthar Gel.” for more information.
In the E.U., each E.U. member state can restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed on its territory. In many countries in the E.U., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. See Item 1. Business - Regulatory Matters for additional information.
If we are unable to obtain, and then maintain favorable pricing and reimbursement status in E.U. member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the E.U. could be negatively affected. We may face delays by certain European regulatory authorities in their pricing and reimbursement reviews. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, planned launches in the affected E.U. member states would be delayed, which could negatively impact anticipated revenue from and growth prospects for any product candidate.
With regard to private payers, reimbursement of highly-specialized products, such as Acthar Gel, is typically reviewed and approved or denied on a patient-by-patient, case-by-case basis, after careful review of details regarding a patient's health and treatment history that is provided to the insurance carriers through a prior authorization submission and appeal submission, if applicable. During this case-by-case review, the reviewer may refer to coverage guidelines issued by that carrier. These coverage guidelines are subject to ongoing review by insurance carriers. Because of the large number of insurance carriers, there is a large number of guideline updates issued each year.

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
Each manufacturer that participates in the Medicaid Drug Rebate Program could be held liable for errors associated with affiliates’ submission of or failure to submit pricing data. Civil monetary penalties can be applied if a manufacturer is found to have made a misrepresentation in the reporting of its average sales price for each misrepresentation and for each day in which the misrepresentation was applied, or if the manufacturer is found to have charged 340B covered entities more than the statutorily mandated ceiling price. In addition to retroactive rebates and the potential for 340B program refunds, if a manufacturer is found to have knowingly submitted false average manufacturer price or best price information to the government, or to have misrepresented that information, the manufacturer may be liable for significant civil monetary penalties per item of false information. A manufacturer’s failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failures also could be grounds for CMS to terminate the manufacturer’s Medicaid drug rebate agreement, pursuant to which it participates in the Medicaid program, or, if the manufacturer fails to comply with 340B program requirements, the HRSA could decide to terminate its 340B program participation agreement. In the event that CMS terminates a manufacturer’s rebate agreement or HRSA terminates its 340B program participation agreement, no federal payments would be available under Medicaid or Medicare Part B for the manufacturer’s covered outpatient drugs. Finally, manufacturers that fail to offer discounts under the Medicare Part D coverage gap discount program may be liable for additional civil monetary penalties.
CMS issued a final rule that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements, and to provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. While the regulatory modifications that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, in the context of PBM “accumulator” programs, were invalidated by a court and rescinded, such programs may continue to negatively affect us in other ways. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results. Regulatory and legislative changes, and judicial rulings relating to the Medicaid Drug Rebate Program and related policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation.

CMS and the OIG within HHS have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. Manufacturers cannot guarantee that a submission will not be found by CMS to be incomplete or incorrect.
As discussed within Item 1. Business - Regulatory Matters, the Inflation Reduction Act established and altered a number of schemes and programs. Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may be subject to civil monetary penalties with respect to their compliance with the new Part D manufacturer drug discount program. Manufacturers thus could be subject to additional liability with respect to these programs as well.
As discussed within Item 1. Business - Regulatory Matters, we are required to participate in the FSS pricing program in order to maintain eligibility to have our products paid for with certain federal funds. Pursuant to applicable law, knowing provision of false information in connection with a non-FAMP in connection with the FSS program filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. In addition, if we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Any governmental agencies that have commenced, or may commence, an investigation of us relating to the sales, marketing, pricing, quality or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal healthcare programs including Medicare and Medicaid. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. For example, in May 2019, CMS issued a final decision directing the Company to revert to the original base date average manufacturer price (“AMP”) used to calculate Medicaid drug rebates for Acthar Gel despite having granted Questcor Pharmaceuticals, Inc. (“Questcor”) written authorizations to reset the base date AMP in 2012. In addition, from time to time, state attorneys general have brought cases against us that allege generally that we and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicaid, resulting in overpayment by state Medicaid programs for those drugs, and generally seek monetary damages and attorneys' fees. Any such penalties or sanctions that we might become subject to in this or other actions could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations could materially adversely affect our business.
In an effort to reduce costs, many existing and potential customers for our products within the U.S. are members of GPOs and integrated delivery networks (“IDNs”). GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, there is no assurance that we will be able to obtain or maintain contracts with major GPOs and IDNs across our product portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability. While having a contract with a GPO or IDN for a given product can facilitate sales to members of that GPO or IDN, having a contract is no assurance that sales volume of those products will be maintained. GPOs and IDNs increasingly are awarding contracts to multiple suppliers for the same product category. Even when we are the sole contracted supplier of a GPO or IDN for a certain product, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days prior notice. Accordingly, our net sales and results of operations may be negatively affected by the loss of a contract with a GPO or IDN. In addition, although we have contracts with many major GPOs and IDNs, the members of such groups may choose to purchase from our competitors, which could result in a decline in our net sales. Distributors of our products are also forming strategic alliances and negotiating terms of sale more aggressively in an effort to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share to our competitors or result in lower pricing on volume we retain, both of which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Outside the U.S., we have experienced pricing pressure due to the concentration of purchasing power in centralized governmental healthcare authorities and increased efforts by such authorities to lower healthcare costs. We frequently are required to engage in competitive bidding for the sale of our products to governmental purchasing agents. Our failure to maintain volume and pricing with historical or anticipated levels could materially adversely affect our business, financial condition, results of operations and cash flows.

Extensive laws and regulations govern the industry in which we operate and any failure to comply with such laws and regulations, including any changes to those laws and regulations, may materially adversely affect us.
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
Under these laws and regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and similar authorities within and outside the U.S., which conduct periodic inspections to confirm that we are in compliance with all applicable requirements. We are also required to monitor, track and report adverse events and product quality problems associated with our products to the FDA and other regulatory authorities including the competent authorities of the E.U. member states on behalf of the EMA and the competent authorities of other European countries. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection, a failure to comply with product quality reporting requirements, such as submission of field alert reports, or a failure in our adverse event reporting system, or any other unexpected or serious health or safety concerns associated with our products, including our opioid pain products and Acthar Gel, could result in adverse inspection reports, warning letters, product recalls or seizures, product liability claims, labeling changes, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. For instance, in the E.U. the EMA's Pharmacovigilance Risk Assessment Committee may propose to the Committee for Medicinal Products for Human Use that the authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended or revoked. Any of these actions could cause a loss of customer confidence in our products, which could adversely affect our sales, or otherwise have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. In addition, the requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject us to further review, result in product delays or otherwise increase our costs, and thus have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Furthermore, the FDA and various foreign regulatory authorities approve drugs and medical devices for the treatment of specific indications, and products may be promoted or marketed only for the indications for which they have been approved. See Item 1. Business - Regulatory Matters for additional information. The laws and regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other governmental agencies. Promotion of a product for unapproved use is prohibited; however, certain activities related to unapproved uses that we and others in the pharmaceutical industry engage in are permitted by the FDA. We have compliance programs in place, including policies, training and various forms of monitoring, designed to address these risks. Nonetheless, these programs and policies may not always protect us from conduct by individual employees that violate these laws. If the FDA or any other governmental agency initiates an enforcement action against us and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses in connection with past or future activities, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. See Item 1. Business included within this Annual Report for additional information regarding the Corporate Integrity Agreement related to our settlement under the 2020 Plan with governmental entities regarding Acthar Gel. Any such fines, awards or other sanctions could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our approved products and investigational products, if successfully developed and approved, may cause undesirable side effects that limit their commercial profile; delay or prevent further development or regulatory approval; cause regulatory authorities to require labeling statements, such as boxed warnings or a REMS; or result in other negative consequences.
We may observe undesirable side effects or other potential safety issues in nonclinical studies, in clinical trials at any stage of development of our product candidates, as part of an expanded access program or in commercial use or post-approval studies of any approved product. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of our product candidates, if successfully developed and approved, may be uncovered only with a larger number of patients exposed to the product. Those side effects could be serious or life-threatening. If we or others identify undesirable side effects caused by our products:
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
•we ultimately may not be able to demonstrate, to the satisfaction of the FDA or other regulatory authorities, that our product candidates are safe and/or that the benefits outweigh the safety risks, and the FDA or applicable foreign regulatory authorities may not approve the product candidate;
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
We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected products, could substantially increase the risks and costs of developing our product candidates or commercializing our approved products, and could significantly adversely impact our ability to successfully develop products, gain regulatory approval for product candidates, and commercialize our approved products, which could significantly adversely impact our ability to generate revenues.

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
•agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among CROs and trial sites;
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

•feedback from the FDA or a comparable regulatory authority outside the U.S., IRBs, or data safety monitoring boards, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;
•decision by the FDA or a comparable regulatory authority outside the U.S., an IRB or us, or a recommendation by a data safety monitoring board to suspend or terminate clinical trials at any time for safety issues or for any other reason;
•unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or adverse reactions associated with a product candidate;
•failure of a product candidate to demonstrate any or enough of a benefit;
•difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials or commercial use that meet internal and regulatory standards;
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
•multiple product launches in a short period of time may be challenging, particularly for an organization that has had a limited number of launches of new products in many years, and may result in strained resources that could lead to launch delays and cost;
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
•achieving timely, cost-effective and effective execution of the product launches, challenges to which can include having sufficient quantities of product, appropriate marketing materials and resources, and trained sales force;
•identifying appropriate partners for distribution of our products, including any future over-the-counter commercialization opportunities, and negotiating contractual arrangements in a timely manner with commercially reasonable terms; and
•changes in governmental regulations or administrative actions.
As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals, or approvals at all. This risk is heightened with respect to the development of proprietary branded products due to the uncertainties, associated with the results of clinical trials, the costs and length of time associated with R&D of such products and the uncertainty of market acceptance. Moreover, the FDA regulates the facilities, processes and procedures used to manufacture and market pharmaceutical products in the U.S. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with cGMP regulations enforced by the FDA. Compliance with cGMP regulations requires significant expenditures and the dedication of substantial resources. Prior to approval of any product, the FDA typically inspects both our facilities and procedures to ensure compliance with regulatory standards, and those inspections are also conducted periodically once a product is approved. The FDA may also cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. In the event an approved manufacturing facility for a particular drug is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. If we or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory authority may, among other things:
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
Advertising and promotion of our products is heavily scrutinized by, among others, the FDA, the DOJ, the OIG within the HHS, state Attorneys General, Congress and the public. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action, including enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies.
Furthermore, the market perception and reputation of us and our products are important to our business and the continued market acceptance of our products. Any negative press reports or other commentary about us or our products, whether accurate or not, could have a material adverse effect on our business, reputation, financial condition, results of operation or cash flows or could cause the market value of our ordinary shares and/or debt securities to decline.
With respect to generic products for which we are the first developer to have its application accepted for filing by the FDA, and which filing includes a certification that the applicable patent(s) listed in the Orange Book are invalid, unenforceable and/or not infringed (known as a “Paragraph IV certification”), our ability to obtain and realize the full benefits of 180-days of market exclusivity is dependent upon a number of factors, including, being the first to file, the result of any litigation that might be brought against us due to our filing and Paragraph IV certification, or not meeting regulatory, manufacturing or quality requirements or standards. If any of our drug applications are not approved timely, or if we are unable to obtain and realize the full benefits of the respective market exclusivity period for our products, or if our products cannot be successfully manufactured or commercialized timely, our results of operations could be materially adversely affected. In addition, we cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products. Finally, once developed and approved, new products may fail to achieve commercial acceptance due to various factors, including the price of the product, third-party reimbursement of the product, and the ineffectiveness of sales, marketing and distribution efforts to support the product.

We have limited resources, and may not be successful in our efforts to identify or discover additional products or product candidates beyond our existing products and product candidates at the rate we expect, or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
The long-term success and growth of our business depends upon our ability to successfully develop, gain approval of and commercialize our products and on our ability to identify compounds for development and commercialization in the future and to successfully complete the non-clinical work necessary to file INDs to pursue clinical development of such new compounds. Our programs may fail to identify or generate new compounds that meet our standards for development and commercialization, and, even if we are successful in generating or identifying such compounds, we may not be able to produce the data necessary to support a regulatory approval.
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

We may not achieve the anticipated benefits of price increases for our pharmaceutical products, which may adversely affect our business.
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
We sell a significant amount of our products to a limited number of independent wholesale drug distributors, large pharmacy chains and specialty pharmaceutical distributors. In turn, these wholesale drug distributors, large pharmacy chains and specialty pharmaceutical distributors supply products to pharmacies, hospitals, governmental agencies and physicians. As further discussed in Item 1. Business included within this Annual Report, sales to some of our distributors that supply our products to many end user customers accounted for 10.0% or more of our total net sales. If we were to lose the business of this distributor, or if this distributor failed to fulfill its obligations, experienced difficulty in paying us on a timely basis, or negotiated lower pricing terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our product concentration may materially adversely affect our business.
We sell a wide variety of products including specialty branded and specialty generic pharmaceuticals, as well as API. However, a small number of relatively significant products, most notably Acthar Gel and INOmax, represent a significant percentage of our net sales. Our ability to maintain and increase net sales from these products depends on several factors, including:
•our ability to continue to maintain or increase market demand for such branded products through our own marketing and support of our sales force;
•our ability to implement and maintain pricing;
•our ability to achieve hospital and other third-party payer formulary acceptance, and maintain reimbursement levels by third-party payers;
•our ability to maintain confidentiality of the proprietary know-how and trade secrets relating to Acthar Gel;
•our ability to continue to procure raw materials or finished goods, as applicable, for Acthar Gel and INOmax from internal and third-party manufacturers in sufficient quantities and at acceptable quality and pricing levels in order to meet commercial demand;
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
We rely on a combination of patents, trademarks, copyrights, trade secrets, proprietary know-how, in addition to any market exclusivity gained from the regulatory approval process to support our business strategy. However, our efforts to protect our intellectual property rights may not be sufficient. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, or if there is a change in the way courts and regulators interpret the laws, rules and regulations applicable to our intellectual property, our competitiveness could be impacted, which could adversely affect our competitive position, business, financial condition, results of operations and cash flows.
Our pending patent applications may not result in the issuance of patents, or the patents issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors. Existing patents may be found to be invalid or too narrow to preclude our competitors from using methods or making or selling products similar or identical to those covered by our patents and patent applications. Regulatory agencies may refuse to grant us the market exclusivity that we were anticipating, or may unexpectedly grant market exclusivity rights to other parties. In addition, our ability to obtain and enforce intellectual property rights is limited by the unique laws of each country. In some countries, it may be particularly difficult to adequately obtain or enforce intellectual property rights, which could make it easier for competitors to capture market share in such countries by utilizing technologies and product features that are similar or identical to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our patents, including by coupling separate technologies to replicate what our products accomplish through a single system. Competitors may diminish the value of our trade secrets by reverse engineering or by independent invention. Additionally, current or former employees may improperly disclose such trade secrets, or other confidential information, to competitors or other third parties. We may not become aware of any such improper disclosure, and, in the event we do become aware, we may not have an adequate remedy available to us. We operate in an industry characterized by extensive patent litigation, and we may from time to time be a party to such litigation.
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
Specifically, we believe that the following risks could impact our existing product portfolio:
•Acthar Gel – The composition patent for Acthar Gel has expired and the product has only one patent listed in the Orange Book, which is set to expire on February 25, 2041. We also rely on trade secrets and proprietary know-how to protect the commercial viability and value of Acthar Gel. We currently obtain such protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for proprietary technology in the event of unauthorized use or disclosure of confidential and proprietary information. The parties may not comply with or may breach these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, competitors.
•INOmax – Certain patents related to the use of therapeutic nitric oxide for treating or preventing bronchoconstriction or reversible pulmonary vasoconstriction expired in 2013. Prior to their expiration, we depended, in part, upon these patents to provide us with exclusive marketing rights for our product for some period of time. Since then, we have obtained additional U.S. patents, which expire at various dates through 2039, and patents outside of the U.S., which expire at various dates through 2048, including patents on methods of identifying patents at risk of serious adverse events when nitric oxide is administered to patients with particular heart conditions. Such methods have been approved by the FDA for inclusion in the Warnings and Precautions sections of the INOmax label. Other patents are directed to inhaled nitric oxide gas delivery systems as well as methods of using such systems, and on use of nitric oxide gas sensors. The Paragraph IV patent litigation trial against Praxair Distribution, Inc. and Praxair, Inc. to prevent the marketing of its potential infringing nitric oxide drug product delivery system prior to the expiration of the patents covering INOmax was held in March 2017 and a decision was rendered in September 2017 that ruled that claims of five patents were invalid and that claims of six patents were not infringed. We appealed the decision to the U.S. Supreme Court but were unsuccessful in those efforts. As a result, a broader-scale launch of competitive nitric oxide products has taken place in the market which has adversely impacted our business, may continue to adversely affect our ability to successfully maximize the value of INOmax and could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
•Terlivaz – Terlivaz market exclusivity is based upon numerous factors. FDA has granted Terlivaz New Chemical Entity Exclusivity, which expires on September 14, 2027, and Orphan Drug Exclusivity which expires on September 14, 2029. Terlivaz has one patent listed in the Orange Book that is set to expire on April 5, 2037. In addition, we have additional patent applications pending with the U.S. Patent and Trademark Office. Our pending patent applications may not result in the issuance of patents and our existing patent may be found to be invalid or too narrow to preclude our competitors from using methods or making or selling products similar or identical to those covered by our patent and patent applications. Our inability to maintain market exclusivity could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

See Note 19 to the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for more information about our patent disputes.

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
In 2010, in connection with its review of a supplemental NDA for use of Acthar Gel in treatment of infantile spasms (“IS”), the FDA again reviewed evidence of safety and efficacy of Acthar Gel, and added the IS indication to the label of approved indications while maintaining approval of Acthar Gel for treatment of acute exacerbations in multiple sclerosis and 17 other indications. In conjunction with its decision to retain these 19 indications on a modernized Acthar Gel label, the FDA eliminated approximately 30 other indications from the label. The FDA review included a medical and scientific review of Acthar Gel and each indication and an evaluation of available clinical and non-clinical literature as of the date of the review. The FDA did not require additional clinical trials for Acthar Gel.
Accordingly, evidence of efficacy is largely based on physicians’ clinical experience with Acthar Gel and does not include clinical trials except for the MS and IS indications. We conducted several Phase 4 clinical trials to supplement the non-clinical evidence supporting the use of Acthar Gel. The completion of future trials to provide further evidence on the efficacy of Acthar Gel in the treatment of its approved indications could take several years to complete and will require the expenditure of significant time and financial and management resources. Such trials may not result in data that supports the use of Acthar Gel to treat any of its approved indications. In addition, a trial to evaluate the use of Acthar Gel to treat indications not on the current Acthar Gel label may not provide a basis to pursue adding such indications to the current Acthar Gel label. Furthermore, even if prescribed by a physician, third-party payers may implement restrictions on reimbursement of Acthar Gel due, in part, to the limited clinical data of efficacy, which may negatively impact our business, financial condition, results of operations and cash flows.

Clinical studies required for our product candidates and new indications of our marketed products are expensive and time-consuming, and their outcome is highly uncertain. If any such studies are delayed or yield unfavorable results, regulatory approval for our product candidates or new indications of our marketed products may be delayed or become unobtainable.
We must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. For example, INOmax is approved for sale in the U.S. only for the treatment of HRF associated with pulmonary hypertension in term and near-term infants. In order to market these products in the U.S. for any other indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials, and obtain regulatory approval for such proposed indications. Conducting such studies is a lengthy, time-consuming, and expensive process and obtaining regulatory approval is uncertain. Even well conducted studies of effective drugs will sometimes appear to be negative in either safety or efficacy results, or otherwise may not achieve approval. The regulatory review and approval process to obtain marketing approval for a new indication can take many years, often requires multiple clinical trials and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. Success in early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.
These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates), difficulty in enrolling and maintaining subjects in a clinical trial, lack of sufficient supplies of the product candidate or comparator drug, lack of sufficient funding to support a trial through its conclusion, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to GLPs or GCPs. A clinical trial may fail because it did not include and retain a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional studies or clinical trials or varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of product candidate or a new indication for a product candidate.
We will need to reevaluate any drug candidate that does not test favorably and either conduct new studies, which are expensive and time consuming, or abandon that drug development program. The failure of clinical trials to demonstrate the safety and effectiveness of our product candidates for the desired indication(s) would preclude the successful development of those candidates for such indication(s), which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur litigation liability, including product liability losses.
We are or may become involved in various legal proceedings and government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, disclosure matters, breach of contract, Medicare and Medicaid reimbursement claims, opioid related matters, promotional practices, compliance with laws relating to the manufacture and sale of products including controlled substances, and matters relating to the 2020 Bankruptcy Proceedings and the 2023 Bankruptcy Proceedings (including appeals of orders issued in the 2020 Bankruptcy Proceedings and the 2023 Bankruptcy Proceedings). Such proceedings, inquiries and investigations may involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties, changes in business practices and exclusion from participation in various government healthcare-related programs. Some of our existing legal proceedings, inquiries and investigations and related matters are described in Note 19 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report. If existing or future legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Even if one or more of these matters do not result in a direct adverse outcome, they could lead to distraction of management, the incurrence of additional costs and damage to our reputation, among other potential results that could have a material adverse effect on our business.
With respect to product liability and clinical trial risks, in the ordinary course of business we are subject to liability claims and lawsuits, including potential class actions, alleging that our marketed products or products in development have caused, or could cause, serious adverse events or other injury. Side effects or adverse events known or reported to be associated with, or manufacturing defects in, the products sold by us could exacerbate a patient’s condition, or could result in serious injury or impairment or even death. This could result in product liability claims against us and/or recalls of one or more of our products. In many countries, including in E.U. member states, national laws provide for strict (no-fault) liability that applies even where damages are caused both by a defect in a product and by the act or omission of a third party. Any such claim brought against us, with or without merit, could be costly to defend and could result in an increase in our insurance premiums. We believe our current coverage level is adequate to address our current risk exposure related to product liability claims and lawsuits. However, some claims, such as those brought against us related to our sale of opioids, might not be covered by our insurance policies. Moreover, where the claim is covered by our insurance, if our insurance coverage is inadequate, we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. We may not be able to obtain insurance on terms acceptable to us or at all since insurance varies in cost and can be difficult to obtain. Our failure to maintain adequate insurance coverage or successfully defend against product liability claims could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Certain environmental laws assess liability on current or previous owners of real property and current or previous owners or operators of facilities for the costs of investigation, removal or remediation of hazardous substances or materials at such properties or at properties at which parties have disposed of hazardous substances. Liability for investigative, removal and remediation costs under certain federal and state laws is retroactive, strict (i.e., can be imposed regardless of fault) and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have, from time to time, received notification from the EPA and similar state environmental agencies that conditions at a number of sites where the disposal of hazardous substances has taken place requires investigation, cleanup and other possible remedial action. These agencies may require that we reimburse the government for its costs incurred at these sites or otherwise pay for the costs of investigation and cleanup of these sites, including by providing compensation for natural resource damage claims arising from such sites. Primarily due to past operations, operations of predecessor companies or past disposal practices, we have projects underway at a number of current and former manufacturing facilities as well as former disposal sites to investigate and remediate environmental contamination resulting from past operations, as further described in Note 19 to the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
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
We expect that from time to time we will evaluate potential business development opportunities to potentially grow the business through mergers, acquisitions, licensing agreements or other strategic transactions. At the direction of our Board of Directors, we have been exploring a variety of transactions, including potential divestiture, financing and other opportunities, with a goal of maximizing shareholder value and potentially further reducing our debt. On November 29, 2024, we completed the sale of our Therakos business. On March 13, 2025, we announced our planned Business Combination with Endo. See Item 1. Business included within this Annual Report for additional information. The process to evaluate potential business development and divestiture opportunities may be complex, time-consuming and expensive. Once a potential opportunity is identified, we may not be able to conclude negotiations of a potential transaction on terms that are satisfactory to us, which could result in a significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to our ability to close a potential transaction.
If an acquisition or licensing transaction is consummated, there are further potential risks related to integration activities, including with regard to operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions in the expected time frame, we may not obtain the advantages and synergies that such acquisitions were intended to create, which may have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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

If we are unable to attract and retain key scientific, technical, regulatory, compliance and commercial personnel, we may be unable to maintain or expand our business.
Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical, regulatory, compliance and commercial personnel. The loss of key scientific, technical, regulatory, compliance and commercial personnel, or the failure to recruit additional key scientific, technical, regulatory, compliance and commercial personnel, could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. There is intense competition for qualified personnel in our industry, and we may not be able to continue to attract and retain the qualified personnel necessary for the development or operation of our business.

Our business depends on the continued effectiveness and availability of our information technology infrastructure, and failures of this infrastructure could harm our operations.
Significant disruptions to our information technology systems or other cybersecurity incidents affecting information security could adversely affect our business. To remain competitive in our industry, we must employ information technologies to support manufacturing processes, quality processes, distribution, financial reporting, as well as R&D and regulatory applications that capture, manage and analyze the large streams of data generated in our clinical trials, and it is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information systems, operational technologies, and data. We also rely extensively on technology to allow concurrent work sharing around the world. As with all information technology, our systems are vulnerable to potential damage or interruptions from natural disasters, power outages, telecommunications failures and other unexpected events, as well as physical and cyber intrusions, sabotage, piracy or intentional acts of vandalism and the potential risks associated with the deployment and use of artificial intelligence (“AI”) systems. Given the extensive reliance of our business on technology, any substantial disruption or resulting loss of data that is not avoided or corrected by our backup measures could harm our business, financial condition, results of operations and cash flows.
We also have outsourced significant elements of our operations to third parties, some of which are outside the U.S. As a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information and systems. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems and data potentially vulnerable to service interruptions and other cybersecurity incidents. We and our vendors could be susceptible to third-party attacks on our information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including insiders, hacktivists, criminal groups, nation states and others.
Maintaining the secrecy of all our confidential, proprietary, and/or trade secret information is important to our competitive business position. However, such information can be difficult to protect. While we have taken steps to protect such information and made considerable investments in information technology, there can be no assurance that our efforts will prevent service interruptions or other cybersecurity incidents affecting our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information, including those caused by our own employees or others to whom we have granted access to our systems, that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. As part of risk management processes, we maintain cybersecurity insurance that provides coverage for certain costs related to cybersecurity incidents. However, the amount or type of coverage may not be sufficient to address costs for handling an incident, or future changes may occur to insurance coverage. A cybersecurity incident such as the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, human error, sabotage, industrial espionage, fraud, trickery or other forms of deception, AI control failure, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such event could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

From time to time regulatory actions impose additional costs on manufacturers.
On October 31, 2020, the FDA approved a modification to the Opioid Analgesic Risk Evaluation and Mitigation Strategy (“OA REMS”) to require manufacturers of opioid analgesics dispensed in outpatient settings to make prepaid mail-back envelopes available to dispensing pharmacies as a new drug disposal option for patients. Manufacturers participating in the OA REMS will be expected to comply by March 31, 2025. To date, the initial compliance costs have not been material. If fully implemented as announced, this measure will result in increased costs to us, which could negatively impact our results of operations if we are unable to pass such costs to our customers. At this time, we are unable to estimate the potential impact of this measure.
Compliance with the DSCSA requirements for product tracking and tracing may increase our operational expenses and impose significant administrative burdens. As a result of these and other new requirements implemented by the government, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the failure of any of our trading partners (wholesale distributors, repackagers, dispensers, or third-party logistics providers) to comply with the DSCSA requirements may have an adverse effect on our business.

The DEA regulates the availability of controlled substances, including API, drug products under development and finished dose products.
The DEA is the U.S. federal agency responsible for domestic enforcement of the CSA. The CSA classifies drugs and other substances based on identified potential for abuse. Schedule I controlled substances, such as heroin and LSD, have a high abuse potential and have no currently accepted medical use; thus, they cannot be lawfully marketed or sold. Schedule II controlled substances include molecules such as oxycodone, oxymorphone, morphine and hydrocodone. The manufacture, storage, distribution and sale of these controlled substances are permitted, but highly regulated. The DEA regulates the availability of API, products under development and marketed drug products that are in the Schedule II category by setting annual quotas. We must periodically apply to the DEA for manufacturing quota to manufacture API and for procurement quota to manufacture finished dose products. Given that the DEA has discretion to grant or deny our manufacturing and procurement quota requests, the quota the DEA grants may be insufficient to meet our customers’ needs. Over the past several years and into 2025, the DEA has steadily reduced the amount of opioid medication that may be manufactured in the U.S. These quota reductions have included oxycodone, hydrocodone, codeine, oxymorphone, morphine and hydromorphone. The DEA could take similar actions in the future. Future delay or refusal by the DEA to grant, in whole or in part, our quota requests could delay or result in stopping the manufacture of our current drug products, new product launches or the conduct of bioequivalence studies and clinical trials. Such delay or refusal also could require us to allocate drug products among our customers. These factors, along with any delay or refusal by the DEA to provide customers who purchase API from us with sufficient quota, could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. In addition, the DEA conducts periodic inspections of registered establishments that handle controlled substances and has stringent regulations on those establishments to prevent loss and diversion. Failure to maintain compliance with these regulations, particularly as manifested in loss or diversion, can result in regulatory action that could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

The manufacture of our products is highly exacting and complex, and our business could suffer if we, or our suppliers, encounter manufacturing or supply problems.
The manufacture of our products is highly exacting and complex, due in part to strict regulatory and manufacturing requirements, as well as due to the biologic nature of some of our products, which are inherently more difficult to manufacture than chemical-based products. Some of our manufacturing sites require increased investments in maintenance. Problems may arise during manufacturing for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. If a batch of finished product fails to meet quality standards during a production run, then that entire batch of product may have to be discarded. These problems could lead to launch delays, product shortages, backorders, increased costs (including contractual damages for failure to meet supply requirements), lost revenue, damage to our reputation and customer relationships, time and expense spent investigating, correcting and preventing the root causes and, depending on the root causes, similar losses with respect to other products. If manufacturing problems are not discovered before the product is released to the market, we also could incur product recall and product liability costs. If we incur a product recall or product liability costs involving one of our products, such product could receive reduced market acceptance, thereby reducing product demand and could harm our reputation and our ability to market our products in the future. Significant manufacturing problems could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
We rely on third-party manufacturers to manufacture certain components of our products and certain of our finished products. In the event that these third-party manufacturers cease to manufacture sufficient quantities of our products or components in a timely manner and on terms acceptable to us, we could be forced to locate alternate third-party manufacturers. Additionally, if our third-party manufacturers determine to no longer partner with us, experience a failure in their production process, are unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fail to meet regulatory or quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative third-party manufacturer. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes for any investigational product candidates, including any failure to deliver sufficient quantities of our investigational product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of our investigational products. In addition, such failure, or failures by our third-party manufacturers to comply with cGMP in manufacturing our approved products could be the basis for the FDA or other regulatory authorities to issue a warning letter, withdraw approvals, or take other regulatory or legal action, including recall or seizure of outside supplies of our products, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties. Several of our products are manufactured at a single manufacturing facility or stored at a single storage site. Loss or damage to a manufacturing facility or storage site due to a natural disaster or otherwise could adversely affect our ability to manufacture sufficient quantities of key products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences. Furthermore, while we work closely with our suppliers to ensure the continuity of supply and to diversify our sources of components and materials, in certain instances we do acquire components and materials from a sole supplier. Although we do carry strategic inventory and maintain insurance to mitigate the potential risk related to any related supply disruption, there can be no assurance that such measures will be effective. Because of the time required to obtain regulatory approval and licensing of a manufacturing facility, an alternate third-party manufacturer may not be available on a timely basis to replace production capacity in the event we lose manufacturing capacity, experience supply challenges, or products are otherwise not available due to natural disaster, regulatory action or otherwise.

Our global operations expose us to risks and challenges associated with conducting business internationally.
We operate globally with offices or activities in many countries, including in North America, South America, Europe, and Asia-Pacific regions. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, anti-bribery and anti-corruption laws such as the FCPA and similar local laws, regulations, industry self-regulation codes of conduct and physicians' codes of professional conduct, which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be violated, inadvertently or through fraudulent or negligent behavior of individual employees, or through our failure to comply with certain formal documentation requirements or otherwise. Violations of these laws and regulations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our international expansion efforts and our ability to attract and retain employees.
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
•political and economic instability, acts of war or threats of war;
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
We are subject to laws and regulations governing the privacy and security of health related and other personal data we collect and maintain, including the GDPR, E.U. AI Act Section 5 of the FTC Act, HIPAA, the CCPA as amended by the CPRA, and other state comprehensive and consumer protection and health privacy laws. Any failure by us or any of our third-party service providers to follow such laws could result in significant liability or reputational harm under such state, federal and international privacy, data protection and other laws. The landscape of federal and state laws regulating personal data is constantly evolving, and compliance with these laws requires a flexible privacy framework and substantial resources, and compliance efforts will likely be an increasing and substantial cost in the future.

We have implemented changes to our Acthar Gel patient assistance program, which may receive additional review from governmental regulators and, if challenged, could have a material adverse effect on future net sales of Acthar Gel.
We currently offer a patient assistance program (“PAP”) that provides free Acthar Gel vials to certain eligible patients. Beginning January 1, 2024, we implemented changes to expand our program to eligible Medicaid beneficiaries who have been prescribed Acthar Gel for an on-label indication and meet all other PAP eligibility criteria. Our decision to expand PAP eligibility was made in response to changes in the Medicaid Drug Rebate Program’s (“MDRP”) unit rebate amount calculation that became effective in 2024 and is designed to ensure that Medicaid patients retain timely and affordable access to Acthar Gel. We provided CMS and OIG within the HHS with advance notice of these changes. While we believe these changes comply with existing statutory and regulatory requirements and related guidance, including based on consultation with external advisors, it is possible that CMS, OIG within the HHS or other governmental agencies could take issue with such changes. If we are unable to either expand our PAP as currently planned or find an alternative solution, we will incur additional expenses under the 2024 changes to the MDRP unit rebate amount calculation, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Risks Related to Our Indebtedness and Settlement Obligation
Our substantial indebtedness and settlement obligation could adversely affect our financial condition and prevent us from fulfilling our obligations and could further adversely affect our ability to make ongoing payments in respect of the 2023 Plan.
While our outstanding indebtedness was significantly reduced with the proceeds from the divestiture of Therakos, we still have substantial indebtedness and obligations in respect of the Acthar Gel-Related Litigation Settlement. As of December 27, 2024 (Successor), total debt principal outstanding was $865.6 million, of which $3.9 million was classified as current. In addition, we have $214.7 million of remaining obligations in respect of the Acthar Gel-Related Litigation Settlement, inclusive of interest, (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report) and $9.1 million in undiscounted finance lease liabilities. Our substantial indebtedness could adversely affect our ability to fulfill our financial obligations (including our ability to service our indebtedness and our obligations in respect of the Acthar Gel-Related Litigation Settlement) and have a negative impact on our financing options and liquidity positions.
Our degree of debt leverage and our significant settlement obligation have significant consequences, including the following:
•making it more difficult for us to satisfy our obligations with respect to our debt and our ongoing obligations in respect of the Acthar Gel-Related Litigation Settlement;
•limiting our ability to refinance our going-forward debt obligations, or to obtain additional financing in the future for working capital, capital expenditures, research and development, acquisitions or other corporate requirements;
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
Consummation of the Business Combination with Endo is expected to increase our degree of debt leverage, which may increase the negative impact of the foregoing.
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
Our ability to make scheduled payments on or to refinance our going-forward debt obligations and Acthar Gel-Related Litigation Settlement obligation depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness and satisfy our Acthar Gel-Related Litigation Settlement obligation. While the divestiture of Therakos resulted in significant reduction of our indebtedness, we also expect our future cash flows to be lower as a result of the divestiture, partially offset by lower cash requirements for future debt principal and interest payments. Completion of the Business Combination with Endo is expected to increase the amount of our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements (including our Acthar Gel-Related Litigation Settlement obligation), we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness and Acthar Gel-Related Litigation Settlement obligation. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations and Acthar Gel-Related Litigation Settlement obligation. The agreements governing our existing indebtedness restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions (other than for repayment of indebtedness, which repayment, for two years following the 2023 Effective Date, is subject to a significant make-whole premium) and (b) our ability to raise debt capital to be used to repay our indebtedness when it becomes due. The agreements that would govern any indebtedness assumed or incurred in connection with the Business Combination are also expected to restrict (x) our ability to dispose of assets and use the proceeds from any such dispositions and (y) our ability to raise debt capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations or Acthar Gel-Related Litigation Settlement obligation then due.
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

The terms of the agreements that govern our indebtedness and Acthar Gel-Related Litigation Settlement restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.
The agreements that govern the terms of our existing indebtedness and Acthar Gel-Related Litigation Settlement obligation contain (and the agreements that would govern any indebtedness assumed or incurred in connection with the Business Combination are expected to contain) a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including limitations or restrictions on our ability to:
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
In addition, the credit agreement governing Endo’s senior secured credit facilities, which we expect to assume in connection with the Business Combination, would require us to comply with a financial maintenance covenant in certain circumstances. Our ability to satisfy this financial maintenance covenant can be affected by events beyond our control and we cannot assure you that we will be able to comply.
A breach of the covenants under the agreements that govern the terms of any of our indebtedness or settlement obligation could result in an event of default under the applicable indebtedness or settlement obligation. Such default may allow the creditors to accelerate the related debt or settlement obligation and may result in the acceleration of any other debt or settlement obligation to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement that governs our receivables-based financing facility or Endo’s senior secured credit facility (which we expect to assume in connection with the Business Combination) would permit the lenders under such facility to terminate all commitments to extend further credit thereunder. Furthermore, if we are unable to repay the amounts due and payable under our secured indebtedness, those creditors will be able to proceed against the collateral granted to them to secure that secured indebtedness. Additionally, if a change in control transaction were to occur, such a transaction may accelerate the maturity dates on our indebtedness. If the holders of our debt or settlement obligation accelerate the repayment of our borrowings or the payment of our settlement obligation for the above reasons, or any other, we may not have sufficient assets to repay such indebtedness or settlement obligation.
As a result of these restrictions, coupled with operating limitations imposed by the 2023 Plan, Endo’s plan of reorganization, and related arrangements, we may be:
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
In addition, our ability to issue debt or enter into other financing arrangements on acceptable terms could be materially adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or other significantly unfavorable changes in economic conditions occur. In addition, volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Borrowing capacity under our receivables-based financing facility may decrease, or may not be extended upon maturity, or the maturity date may be accelerated.
The borrowing capacity under our receivables-based financing facility is dependent upon the level of accounts receivable securing the borrowing capacity as well as certain restrictive covenants. The amount of accounts receivable may decrease due to various factors such as normal business variations, business contractions, or asset divestitures, any of which may result in a decrease of the associated borrowing capacity. Failure to comply with the covenants may decrease our ability to borrow up to the full borrowing capacity. Further, the issuance of additional debt having a maturity date that precedes the facility’s current maturity date may result in the acceleration of the existing maturity date, or, separately, we may be unable to extend the date of existing maturity date to have continued access to such borrowing capacity beyond the current maturity date. These could have a material adverse effect on our competitive position, business, financial condition, results of operations, and cash flows.

Our variable-rate indebtedness exposes us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our secured indebtedness, including borrowings under our senior secured term loans and our receivables-based financing facility, and certain of Endo’s indebtedness, including its senior secured credit facilities, are subject to variable rates of interest and exposes us to interest rate risk. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase and our net loss would increase, even though the amount borrowed under the facilities remained the same. As of December 27, 2024 (Successor), we had variable-rate debt consisting of $388.4 million outstanding principal amount on our senior secured term loans. An unfavorable movement in interest rates, primarily Secured Overnight Financing Rate (“SOFR”), could result in higher interest expense and cash payments for us. Although we have entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows, we cannot provide assurance that such arrangement or any other similar arrangement that we may enter into will successfully mitigate such interest rate volatility.

Despite current and anticipated indebtedness levels, we may still be able to incur more debt. This could further exacerbate the risks described above.
We may be able to incur substantial additional indebtedness in the future. Although agreements governing our existing indebtedness and settlement obligation restrict (and the agreements governing any indebtedness assumed or incurred in connection with the Business Combination are expected to restrict) the incurrence of additional indebtedness, these restrictions are and will be subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify.

We may need additional financing in the future to meet our capital needs or to make acquisitions, and such financing may not be available on favorable or acceptable terms, and may be dilutive to existing shareholders. The use of proceeds from future financings will be subject to the restrictions from our existing indebtedness.
As described above, we expect to incur additional indebtedness in connection with the Business Combination. In addition, we may need to seek additional financing for general corporate purposes. For example, we may need to increase our investment in R&D activities or need funds to make acquisitions. We may be unable to obtain any desired additional financing on terms that are favorable or acceptable to us, or at all. Depending on market conditions and subject to the restrictions from our existing indebtedness, adequate funds may not be available to us on acceptable terms and we may be unable to fund our expansion, successfully develop or enhance products, or respond to competitive pressures, any of which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. In addition, even if we are able to raise such additional funds, the use of proceeds therefrom will be subject to the limitations imposed by our existing indebtedness.

Risks Related to Tax Matters
The United States could treat Mallinckrodt plc as a U.S. taxpayer under Internal Revenue Code Section 7874.
Following the emergence from the 2023 Bankruptcy Proceedings, Mallinckrodt plc continues to be an Irish tax resident. The Internal Revenue Service (“IRS”) may, however, assert that Mallinckrodt plc should be treated as a U.S. corporation for U.S. federal income tax purposes pursuant to Internal Revenue Code (“IRC”) Section 7874. For U.S. federal income tax purposes, a corporation is generally considered to be tax resident in the jurisdiction of its organization or incorporation. Because Mallinckrodt plc is an Irish incorporated entity, it would generally be classified as a foreign corporation under these rules. IRC Section 7874 provides an exception to this general rule under which a foreign corporation may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes if the following requirements are met: (i) the foreign corporation completes the direct or indirect acquisition of substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring the outstanding shares of the U.S. corporation), (ii) the former shareholders of the acquired U.S. corporation hold at least 80% (or 60% in certain circumstances) of the shares of the foreign acquiring corporation, and (iii) the foreign corporation's “expanded affiliated group” does not have substantial business activities in the foreign corporation's country of organization or incorporation compared to the expanded affiliated group's worldwide activities. Although it is not free from doubt, we believe that after implementation of the 2023 Plan, Mallinckrodt plc should not be treated as acquiring directly or indirectly substantially all of the properties of a U.S. corporation and, as a result, Mallinckrodt plc is not expected to be treated as a U.S. corporation or otherwise subject to the adverse tax consequences of IRC Section 7874. The law and the Treasury Regulations promulgated under IRC Section 7874 are, however, unclear and there can be no assurance that the IRS will agree with this conclusion. If it is determined that IRC Section 7874 is applicable, Mallinckrodt plc would be treated as a U.S. corporation for U.S. federal income tax purposes which could result in additional adverse tax consequences. In addition, although Mallinckrodt plc would be treated as a U.S. corporation for U.S. federal income tax purposes, it would also be considered an Irish tax resident for Irish tax and other non-U.S. tax purposes.

The IRS may interpret IRC Section 382 limitation and cancellation of debt income attribution rules differently.
In general, IRC Section 382, provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses (“BILs”), against future taxable income in the event of a change in ownership. Emergence from the 2020 Bankruptcy Proceedings and the 2023 Bankruptcy Proceedings resulted in a change in ownership for purposes of IRC Section 382. Any discharge of our external or internal debt obligations as a result of the bankruptcy proceedings for an amount less than the adjusted issue price may give rise to cancellation of debt income, which must either be included in our taxable income or result in a reduction to our tax attributes. U.S. tax attributes subject to reduction include: (i) net operating loss (“NOL(s)”) and NOL carryforwards; (ii) credit carryforwards (iii) capital losses and capital loss carryforwards; and (iv) the tax basis of our depreciable, amortizable and other assets. The amount of our post-ownership change annual U.S. taxable income that can be offset by the pre-ownership change U.S. NOLs and BILs generally cannot exceed an amount equal to the product of (a) the applicable federal long-term tax exempt rate in effect on the date of the ownership change and (b) the value of our U.S. affiliate stock immediately prior to implementation of each respective plan of reorganization (“Annual Limitation”) (a separate Annual Limitation must be computed for both the 2020 Plan and the 2023 Plan). The Annual Limitation may also be increased or decreased during the first five years post-ownership change for certain realized built-in-gains or realized BILs, respectively. Our interpretation of the impact of the IRC's limitations on the utilization of tax attributes after the ownership change caused by the emergence from bankruptcy may differ from the IRS's interpretation. Any additional limitations on our ability to prospectively use these tax attributes may have an adverse effect on our prospective cash flow.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under IRC Sections 382 and 383, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percent change, determined by value in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-ownership change NOLs and other pre-ownership change tax attributes to offset its post-ownership change taxable income or tax liability may be limited. We may experience ownership changes in the future due to shifts in our stock ownership, some of which is outside of our control. Additionally, similar laws at the state level may apply.

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
The European Commission, U.S. Congress and Treasury Department, the Organization for Economic Co-operation and Development (“OECD”), and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations, particularly payments made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.K., Ireland, E.U., Switzerland, Japan, U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.
Recent examples include the European Commission's Anti-Tax Avoidance Directives (ATAD I and ATAD II), the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (Multilateral Instrument) and the new corporate alternative minimum tax created in the U.S. by the Inflation Reduction Act.
Additionally, on December 20, 2021, the OECD released the Global Anti-Base Erosion (“GloBE”) Model Rules (“Pillar Two”) providing a legislative framework for the Income Inclusion Rule and the Under-Taxed Payment Rule (“UTPR”). Pillar Two is designed to ensure that large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, principally creating a 15% minimum global effective tax rate. On December 15, 2022, the E.U. member states adopted a directive implementing the Pillar Two global minimum tax rules. On December 20, 2022, the OECD released three guidance documents related to Pillar Two. These documents included guidance on safe harbors and penalty relief and consultation papers on the GloBE Information Return and Tax Certainty for the GloBE rules. On January 15, 2025, the OECD issued additional administrative guidance aimed at streamlining the administration of the global minimum tax. A number of jurisdictions (including those outside the E.U.) have transposed the Pillar Two model rules into national legislation with the rules to be applicable for fiscal years beginning on or after December 31, 2023, with the exception of the UTPR which (subject to certain transitional arrangements) is to be applicable for fiscal years beginning on or after December 31, 2024. As our fiscal year end was December 27, 2024, Pillar Two is not effective until our fiscal year ending December 26, 2025. We are monitoring developments in order to evaluate the impacts these new rules will have on our tax rate, including the eligibility to qualify for the safe harbor rules; however, at this time, it is not anticipated that the impact on us will be material.
Future changes to U.S. and foreign tax laws, including, the Pillar Two rules could adversely affect us and our affiliates by increasing our effective tax rate and cash tax obligations, which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and cash flows.

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
Irish law allows our shareholders to pre-authorize shares to be issued by our Board of Directors without further shareholder approval for up to a maximum of five years. Additionally, subject to specified exceptions, including as opt-out approved by a shareholder vote, Irish law grants statutory preemptive rights to existing shareholders to subscribe for new issuances of shares for cash. The Company's Memorandum and Articles of Association, adopted on November 14, 2023, (“Articles of Association”), contain a five-year pre-authorization of the Board of Directors to issue shares and opt-out of pre-emption rights (subject to certain pre-emption rights granted to shareholders holding 1% or more of issued ordinary shares). We cannot guarantee that renewal of the pre-authorization or opt-out from preemptive rights will always be sought or approved. We cannot provide assurance that these Irish legal restrictions will not interfere with our capital management.

Risks Related to Our Ordinary Shares
Our ordinary shares are not listed on any national securities exchange, and we could cease to be a reporting company in the future.
Our new ordinary shares issued following emergence from the 2023 Bankruptcy Proceedings are not listed on any national securities exchange, and we have no intention to list our ordinary shares on any national securities exchange or to have our ordinary shares quoted on the over-the-counter (“OTC”) market. Our ordinary shares are issued through a transfer agent and are not eligible for settlement through The Depository Trust Company (“DTC”), which ordinarily facilitates trades in listed securities in the U.S. As a result, our ordinary shares are not able to be traded through the facilities of DTC and can only be held in registered form, which could be either directly or beneficially through a banker, broker or other nominee. This means that trading in our ordinary shares requires additional administrative steps as compared to shares that are listed on a national securities exchange or quoted on the OTC market. Furthermore, because the ordinary shares will not be listed on a national securities exchange, additional transfer taxes and administrative steps will be necessary to effect the sale, transfer and settlement of shares. So long as the ordinary shares are not listed on a national securities exchange, it will be an offense for a transferee of ordinary shares to fail to comply with requirements to file an Irish stamp duty return and to pay any Irish stamp duty due with the Irish Revenue Commissioners following such transfer, and interest and penalties will accrue. The filing of such returns and payment of the stamp duty requires both the transferee and transferor to have obtained an Irish tax reference number from the Irish Revenue Commissioners and requires payment of the stamp duty from an Irish bank account to the Irish Revenue Commissioners. Until such stamp duty return has been duly filed (or the transfer is exempt) and the related stamp duty duly paid, the transfer will not be registered on the register of members of the Company (“Register"). Under Irish law and our Articles of Association, rights in respect of our ordinary shares are exercisable only by the registered shareholder as entered in the Register. For example, the exercise of voting rights and rights related to the appointment or nomination of directors is only effective under Irish law if executed by the registered shareholder. Because administrative steps to transfer our ordinary shares take additional time, there is a delay between the nominal transfer of shares and the recording of such transfer on the Register, and as a result, there is a delay between when a new shareholder purchases the ordinary shares and when that shareholder is able to exercise their rights as a shareholder. Where any transfer of ordinary shares occurs at less than market value, the transferor can be liable for all of the obligations of the transferee in relation to Irish stamp duty.

Because the ordinary shares are not listed and because of the additional administrative steps and tax ramifications related to transferring ordinary shares, we do not expect that there will be an active trading market for our ordinary shares and there may be limited liquidity for our shares, which could have a negative impact on the market price of our ordinary shares. Holders of our ordinary shares may have difficulty selling or transferring any ordinary shares that they hold, and the number of investors willing to hold or acquire ordinary shares may be reduced, the trading price of ordinary shares may be depressed, we may receive decreased news and analyst coverage and we may be limited in our ability to issue additional securities or obtain additional equity financing in the future on terms acceptable to us, or at all.
The absence of an active trading market for our ordinary shares would also impact our ability to access the capital markets and severely limit our ability to use equity to effect acquisitions or recruit employees.

If we cease to be subject to Exchange Act reporting obligations, holders of our ordinary shares would be subject to the risks of an investment in a private company rather than a U.S. public reporting company.
Prior to our emergence from the 2023 Bankruptcy Proceedings, holders of a majority of our first lien and second lien debt informed us that they desire for the Company to no longer be a reporting company for purposes of the Exchange Act. If we do not complete the Business Combination, we expect to reconsider whether and when it would be advisable to suspend our reporting obligations under the Exchange Act. To suspend reporting obligations under the Exchange Act, among other requirements, we would need to (a) not be publicly listed on a national securities exchange and (b) deregister our ordinary shares under Section 12(g) of the Exchange Act, following a determination in accordance with SEC rules that shares in the Company are held by less than 300 shareholders of record. Any decision of whether to deregister ordinary shares under the Exchange Act and suspend filing Exchange Act reports, and the manner and timing of doing so, would be made by our Board of Directors. There can be no assurance as to whether or when our Board of Directors may make such a decision or how it would be implemented. If we suspend filing reports under the Exchange Act, public information regarding the Company may not be readily available. Accordingly, the liquidity, market for and trading value of our ordinary shares and other securities may be negatively impacted.
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

In connection with our emergence from the 2023 Bankruptcy Proceedings we adopted the new Articles of Association, which contains provisions that are more similar to U.S. private companies than U.S. publicly listed companies.
In connection with our emergence from the 2023 Bankruptcy Proceedings, we adopted the new Articles of Association, which contain provisions that are different than our prior memorandum and articles of association and that may be considered more common to private companies than publicly listed companies, including with respect to nominations of directors, “drag-along” rights, “tag-along” rights, and various provisions related to potential sales of our Company or our assets or business segments. Many of these provisions provide rights to specified groups of holders, including with respect to designation and nominations to our Board of Directors, and the interests of those holders may be different than those of other holders.
As a result, other holders of ordinary shares do not currently have a role in the nomination or any designation of members of the Board of Directors, though holders of ordinary shares do have the right to vote on the reelection of the four independent directors and the director in CEO role. Furthermore, the interests of the groups who do have these roles may be different than those of other holders, because such groups have significant interests in the Company’s debt instruments. As a result, such directors may be more inclined to consider the interests of debt holders, which could differ from the interests of holders of ordinary shares. For example, certain members of these groups have encouraged us to seek deregistration and pursue other strategic alternatives. Refer to our discussion in the risk factor captioned “Our Board of Directors may implement changes to our business strategy.”
In addition, certain of these holders also have the right to appoint non-voting observers to our Board of Directors, which could have the effect of influencing our Board of Directors’ decisions. Refer to Exhibit 4.4 “Description of the Company’s Registered Securities.” (“Exhibit 4.4”) for additional information.
As further described in Exhibit 4.4, subject to customary exceptions, the Articles of Association provide that if any of our shareholders owning, or group of shareholders collectively owning, more than 50% of the issued ordinary shares (excluding equity to be issued under the management incentive program (“MIP”) and the Opioids CVRs) (“Selling Shareholders”) agree to sell all of their ordinary shares to an unaffiliated third party, the Selling Shareholders shall, subject to Irish law, have the right to effect a sale of the Company through a process set forth in the Articles of Association without the approval of our other shareholders. Subject to customary exceptions, the Articles of Association also provide that if one or more of our shareholders (“Transferring Shareholder(s)”) desires to sell more than 50% of the issued ordinary shares (excluding equity to be issued under the MIP and the Opioid CVRs) to any unaffiliated third party in any transaction (or series of related transactions) (a “Tag-Along Transaction”), our other shareholders will have customary tag-along rights to participate in such Tag-Along Transaction on a pro rata basis. The Articles of Association provide that shareholders collectively owning a majority of the ordinary shares (excluding equity to be issued under the MIP and the Opioid CVRs) shall have the right, upon reasonable notice, to require the Company to commence and effect within a reasonable time specified by such shareholder a process to effect a sale of the Company or its assets or business segments.
As a result of the various provisions in the Articles of Association, including those discussed above, the rights of holders of ordinary shares are more similar to those customarily found in a private company rather than those found in a publicly listed company. As a result, you may have more limited rights, and you could be subject to decisions by other shareholders whose interest may be different than yours.

Our ability to pay dividends and fund share repurchases is limited, and Irish law requires that we meet certain financial requirements before we pay dividends or fund repurchase our ordinary shares.
Under Irish law, we may only pay dividends, fund the repurchase of shares, and make other distributions out of distributable reserves. Distributable reserves are the accumulated realized profits that have not previously been utilized in a distribution or capitalization, less accumulated realized losses that have not previously been written off in a reduction or reorganization of capital and may include reserves created through a capital reduction process under Irish law as described below. In addition, no dividend may be paid by us unless our net assets are equal to, or exceed, the aggregate of our called-up share capital plus undistributable reserves and the dividend does not reduce our net assets below such aggregate. As of December 27, 2024, we do not have distributable reserves sufficient to permit us to pay dividends, repurchase shares, or carry out other forms of distributions to shareholders. We have not historically paid any dividends and we do not currently anticipate paying any dividends in the foreseeable future. We have not made any share repurchases during the period ended December 27, 2024. Our generation of realized profits alone may not result in positive distributable reserves sufficient for us to pay dividends, repurchase shares or carry out other forms of distributions to shareholders in the short-term. In such an instance the creation of distributable reserves under Irish law would require a capital reduction process involving the identification of non-distributable reserves convertible to capital, followed by the conversion of such capital. Such process would require a special shareholder resolution, approved by greater than 75% of votes cast by our shareholders, followed by the approval of the Irish High Court. The duration and outcome of such a process is uncertain, and there is no guarantee of Mallinckrodt having the capacity to pay dividends, repurchase shares or carry out other forms of distribution to shareholders. Alternatively, the creation of distributable reserves could result from the reversal of previous impairment of asset values as part of an impairment review; there is no guarantee that such a review will occur and that the outcome of such review would be the creation of distributable reserves.
Any determination to pay dividends in the future will be at the sole discretion of our Board of Directors after considering our financial condition, results of operations, capital requirements, general business conditions and other factors our Board of Directors may deem relevant, and subject to compliance with contractual restrictions (such as debt covenants) and applicable laws including Irish law restrictions summarized above.

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
We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and performing additional risk screenings and procedures, as appropriate. We have established a third-party risk management program that includes a formal vendor and cloud security policy and processes to conduct diligence on applicable vendors, including the use of questionnaires and obtaining additional security documentation. Cybersecurity controls language may be included in third-party service provider contracts, and if applicable, this language is designed to be tailored to the use case and sensitivity of any data or business processes involved.
We recognize the potential risks associated with the deployment and use of AI systems. We provide training for employees on AI use cases, opportunities, and risk management practices.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
To assess, identify, and manage potential cybersecurity threats, our Security Operations Center (“SOC”) team works in conjunction with a third-party managed security service provider to monitor systems and threats, including those on systems managed by third-parties, such as cloud platforms.
In the event of a potential or actual cybersecurity incident, we maintain an incident response program. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements. We maintain a Cybersecurity Incident Response Plan (“IRP”) and business continuity and disaster recovery plans in the event of a significant cybersecurity incident or disruption. The IRP is tested using tabletop exercises.

Governance
Management Oversight
The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by a team that includes our Chief Information Security Officer (“CISO”), who reports to our Vice President (“VP”) of Information Systems. The CISO is supported by a SOC team, an Incident Response Manager, a Governance Risk and Compliance Manager, and cybersecurity architects. These individuals and groups are responsible for the day-to-day management of our cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and are regularly engaged to help ensure our cybersecurity program functions effectively in the face of evolving cybersecurity threats. The individuals involved generally have significant experience in cybersecurity and related information technology, including responding to incidents and developing security policies, with our three most senior leaders having an average of 25 years of experience in cybersecurity.
In addition to the day-to-day management of these risks, we hold a monthly meeting of an Information Risk Committee, which is comprised of representatives from our legal, human resources, compliance, and information technology departments. On a quarterly basis, we also hold a meeting of our Executive Information Technology (“IT”) Steering Committee, which is comprised of members of the executive leadership, so that they can receive regular briefings on cybersecurity matters, including threats, events, and program enhancements.
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

Cybersecurity Risk Management and Strategy
Our cybersecurity risk management processes are integrated into our overall business risk management program. As part of our risk management program, we identify, assess and evaluate risks impacting our operations across the Company, including those risks related to cybersecurity, including AI. As part of risk management processes, we maintain cybersecurity insurance that provides coverage for certain costs related to cybersecurity-related incidents. However, the amount or type of coverage may not be sufficient to address costs for handling an incident, or future changes may occur to insurance coverage.
As of December 27, 2024, we are not aware of any risks from cybersecurity threats, including from previous cybersecurity incidents, that materially impacted the Company's strategy, operations, or financial condition for the past year. However, we have been the target of previous cyber attacks and anticipate we will continue to face risks of incidents through various types of attacks, including those using sophisticated techniques and evolving technologies such as artificial intelligence. Although we make efforts to maintain the security of our systems and data, we are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems that could adversely affect our business. For further discussion, see the risk factor captioned “Our business depends on the continued effectiveness and availability of our information technology infrastructure, and failures of this infrastructure could harm our operations” included within Item 1A. Risk Factors of this Annual Report.

Item 2.	Properties.
Our principal executive offices and Specialty Brands global external manufacturing operations are located in Dublin, Ireland. In addition, we have other locations in the U.S., most notably our corporate shared services facility in Hazelwood, Missouri, our Specialty Brands commercial headquarters in Bridgewater, New Jersey and our Specialty Generics headquarters and technical development center in Webster Groves, Missouri. As of December 27, 2024, in addition to a number of leased facilities, we owned a total of ten facilities in the U.S., Ireland and Japan. Our owned facilities consist of approximately 2.1 million square feet, and our leased facilities consist of approximately 0.5 million square feet. We have eleven manufacturing sites: one in Ireland; two in Japan; and eight in the U.S. We believe all of these facilities are well-maintained and suitable for the operations conducted in them.

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
For further information regarding our material pending legal proceedings, refer to Note 19 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report, which is incorporated by reference into this Item 3 Legal Proceedings.

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
As of March 7, 2025, we had 19,762,306 ordinary shares outstanding, held by 428 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our ordinary shares.
Under Irish law, we can only pay dividends and repurchase shares out of distributable reserves. We did not declare or pay any dividends and we do not currently intend to pay dividends in the foreseeable future.

Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations for fiscal 2024 (as defined below) compared to fiscal 2023 (as defined below) should be read in conjunction with our consolidated financial statements and the accompanying notes included within this Annual Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors and “Forward-Looking Statements” included within this Annual Report.
For discussion of our financial condition and results of operations for fiscal 2023 compared with fiscal 2022 (as defined below), refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2024.

Fiscal Year
The Company reports its results based on a “52-53 week” year ending on the last Friday of December. The year ended December 27, 2024 (Successor) (“fiscal 2024”), the combined periods of December 31, 2022 through November 14, 2023 (Predecessor) and November 15, 2023 through December 29, 2023 (Successor) (“fiscal 2023”) and the combined periods of January 1, 2022 through June 16, 2022 (Predecessor) and June 17, 2022 through December 30, 2022 (Predecessor) (“fiscal 2022”) consisted of 52 weeks.

Overview
We are a global business consisting of multiple wholly owned subsidiaries that develop, manufacture, market and distribute specialty pharmaceutical products and therapies.
We operate our business in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes specialty generic drugs and API(s).
For further information on our business and products, refer to Item 1. Business included within this Annual Report.

Significant Events
Proposed Business Combination with Endo
On March 13, 2025, we entered into a Transaction Agreement with Endo and Merger Sub. The Transaction Agreement provides, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, that (a) our memorandum and articles of association will be amended by means of the Scheme and shareholder approval; (b) our memorandum and articles of association will be further amended by shareholder approval following the Articles Scheme Amendment; and (c) Merger Sub will merge with and into Endo, with Endo surviving the Business Combination as our wholly owned subsidiary. As a result of the Business Combination, each share of Endo Common Stock, other than certain excluded shares of Endo Common Stock, will be cancelled and converted into the right to receive a number of our ordinary shares (such number to be determined in accordance with the terms of the Transaction Agreement) and cash consideration (such cash consideration for all shares of Endo Common Stock to be $80.0 million in the aggregate (subject to potential adjustments)). The exchange ratio in the Transaction Agreement will be such that our shareholders will own 50.1% of our outstanding ordinary shares as of immediately following the effective time of the Business Combination.

Therakos Divestiture
On November 29, 2024, we completed the sale of the Therakos business to affiliates of CVC Capital Partners IX for total cash consideration of $887.6 million, which amount is net of preliminary purchase price adjustments, including an adjustment based on estimated net working capital at close, and we recorded a gain on sale of $754.4 million during the year ended December 27, 2024 (Successor).
We were required to use the cash consideration from the Therakos transaction, less items such as associated taxes, costs, and expenses, to prepay our senior secured first lien “first-out” term loans and “second-out” term loans (together, the “Takeback Term Loans”) and redeem a portion of our “second-out” 14.75% senior secured first lien notes due 2028 (the “Takeback Notes,” and, together with the Takeback Term Loans, the “Takeback Debt”). Such mandatory prepayment required us to pay a makewhole premium with the prepaid or redeemed Takeback Debt.
On December 6, 2024, we (i) mandatorily prepaid our Takeback Term Loans in an aggregate principal amount of approximately $474.1 million (of which approximately $227.1 million consisted of our “first-out” term loans and approximately $247.0 million consisted of our “second-out” term loans) together with a payment of approximately $36.4 million in required makewhole premium (of which approximately $15.2 million was in respect of our “first-out” term loans and approximately $21.2 million was in respect of our “second-out” term loans) and (ii) mandatorily redeemed approximately $301.4 million in aggregate principal amount of Takeback Notes together with a payment of approximately $27.3 million in required makewhole premium.
As a result of the mandatory prepayment, we recorded $19.7 million as a net loss on extinguishment of debt, comprised of $63.7 million related to the makewhole premium, offset by a $44.0 million gain to write-off certain unamortized premiums.

Transaction Incentive Plan
On February 2, 2024, our Board of Directors adopted a transaction incentive plan (as amended on August 4, 2024 and December 2, 2024, the “A&R TrIP”), which is intended to compensate our designated executive officers and directors with bonus payments to be made upon the consummation of qualifying strategic transactions and dispositions (each, a “Qualifying Transaction”). Each bonus payment earned under the A&R TrIP will be generally delivered 50% in connection with closing of the applicable Qualifying Transaction and 50% on the earlier of (a) December 31, 2026 and (b) a significant asset transaction, as defined in the A&R TrIP (“Final Payment Date”); provided, however that in the event that a Qualifying Transaction closes following a qualifying significant event or a significant asset transaction, 100% of the applicable bonus payment earned with respect to such Qualifying Transaction generally will be paid in connection with closing of such Qualifying Transaction or, if later, when the associated proceeds are received. The A&R TrIP is effective from January 1, 2024 through the Final Payment Date. The service period required related to the Therakos divestiture for the A&R TrIP is August 3, 2024 through the Final Payment Date.
In accordance with the A&R TrIP, we made payments of $13.6 million to participants during the year ended December 27, 2024. Subject to the finalization of the purchase price, we expect to make additional payments to participants of approximately $16.4 million by the Final Payment Date. We accrued $2.7 million within accrued payroll and payroll-related costs in the consolidated balance sheet as of December 27, 2024 (Successor), while the corresponding expense was recorded within selling, general and administrative expense (“SG&A”) on the consolidated statement of operations during the year ended December 27, 2024 (Successor). There was no comparable expense accrued related to the A&R TrIP during the prior periods.

Transition Services Agreement
In connection with the Therakos divestiture, we entered into a transition services agreement (“TSA”) effective upon closing to provide certain business support services generally up to 18 months after the closing date or a longer period for certain services. These services include, but are not limited to, information technology, procurement, distribution, logistics and order to facilitate delivery, compliance, accounting, finance, and administrative activities. Revenue associated with the TSA are recorded within other (expense) income, net, and expenses associated with servicing the TSA will be recorded within their natural expense classification, respectively, on the consolidated statement of operation. Net revenue under the TSA was $1.0 million during the year ended December 27, 2024 (Successor).

Acthar Gel
On March 1, 2024, the FDA approved SelfJect, a new delivery device for Acthar Gel. SelfJect is intended to provide the appropriate subcutaneous dose of Acthar Gel, as prescribed by a healthcare professional, and is designed to help give patients control of their administration. We successfully launched SelfJect on August 6, 2024 with favorable physician and patient feedback, providing patients with an important new option to manage challenging chronic and acute inflammatory and autoimmune conditions, reflecting Mallinckrodt’s investment to modernize the brand for patients.

Emergence from Voluntary Reorganization
On August 28, 2023 (“2023 Petition Date”), we voluntarily initiated Chapter 11 proceedings (“2023 Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the U.S. Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On September 20, 2023, the Board of Directors initiated examinership proceedings with respect to Mallinckrodt plc by presenting a petition to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 seeking the appointment of an examiner to Mallinckrodt plc. On October 10, 2023, the Bankruptcy Court entered an order confirming a plan of reorganization (“2023 Plan”). Subsequent to the Bankruptcy Court’s order confirming the 2023 Plan, the High Court of Ireland made an order confirming a scheme of arrangement on November 10, 2023, which is based on and consistent in all respects with the 2023 Plan (“2023 Scheme of Arrangement”). The 2023 Plan and the 2023 Scheme of Arrangement became effective on November 14, 2023 (“2023 Effective Date”), and on such date we emerged from the 2023 Chapter 11 Cases and the Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”). For further details of the 2023 Plan, refer to Note 2 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of the Annual Report.

Fresh-Start Accounting
On October 12, 2020, we voluntarily initiated Chapter 11 proceedings (“2020 Chapter 11 Cases”). On March 2, 2022, the Bankruptcy Court entered an order confirming a plan of reorganization (“2020 Plan”). Subsequent to the Bankruptcy Court’s order confirming the 2020 Chapter 11 Cases, the High Court of Ireland made an order confirming a scheme of arrangement on April 27, 2022, which was based on and consistent in all respects with the 2020 Plan (“2020 Scheme of Arrangement”). On June 8, 2022, the Bankruptcy Court entered an order approving a minor modification to the 2020 Plan. The 2020 Plan became effective on June 16, 2022 (“2020 Effective Date”), and we emerged from the 2020 Chapter 11 Cases and the Irish examinership proceedings (together, the “2020 Bankruptcy Proceedings”) on that date.
Upon emergence from both the 2020 Bankruptcy Proceedings on June 16, 2022 and the 2023 Bankruptcy Proceedings on November 14, 2023, we adopted fresh-start accounting in accordance with ASC 852 and became a new entity for financial reporting purposes as of each of the 2020 Effective Date and the 2023 Effective Date. References to “Successor” relate to the financial position as of December 27, 2024 and December 29, 2023 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to “Predecessor” relate to the financial position as of December 30, 2022 and results of operations of the Company for the period December 31, 2022 through November 14, 2023, the period June 17, 2022 through December 30, 2022, and for the periods prior to, and including June 16, 2022. All emergence-related transactions related to the 2020 Effective Date and the 2023 Effective Date were recorded as of June 16, 2022 and November 14, 2023, respectively. Accordingly, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor periods and the consolidated financial statements for the Predecessor period June 17, 2022 through December 30, 2022 and December 31, 2022 through November 14, 2023 are not comparable to the consolidated financial statements for the Predecessor period prior to and including June 16, 2022. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results to be expected for a full fiscal year. References to the “Company,” “we,” “our,” and “us” refer to Mallinckrodt and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.

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

Reorganization items, net
During the period December 31, 2022 through November 14, 2023 (Predecessor) we incurred income of $892.7 million from reorganization items, net. These expenses were primarily driven by the loss on application of fresh-start accounting of $1,452.7 million, partially offset by a $1,966.0 million gain on settlement of liabilities subject to compromise (“LSTC”) in accordance with the 2023 Plan. Also included in reorganization items was adjustment of other claims of $1,139.5 million during the period December 31, 2022 through November 14, 2023 (Predecessor). During the period November 15, 2023 through December 29, 2023 (Successor) we incurred expenses of $4.0 million from reorganization items, net, comprised entirely of professional fees associated with the implementation of the 2023 Plan. As of December 29, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within selling, general and administrative (“SG&A”) expenses. As of December 29, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within SG&A expenses.

Business Factors Influencing the Results of Operations
We cannot adequately benchmark certain operating results of fiscal 2024 against fiscal 2023 as the comparison would include the twelve months ended December 27, 2024 against the combined Successor and Predecessor periods for the twelve months ended December 29, 2023, which would be considered to not be in accordance with GAAP. We do not believe that reviewing the results of the Successor or Predecessor periods in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that our key performance metrics such as net sales and segment results of operations for fiscal 2024, provide more meaningful comparisons to the combined Successor and Predecessor periods for fiscal 2023 and are more useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, in certain circumstances the discussion in “Results of Operations” and “Segment Results” below utilizes the combined results for fiscal year 2023.

Specialty Brands
Net sales of Acthar Gel for the year ended December 27, 2024 (Successor) were $485.7 million. Net sales of Acthar Gel for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $57.0 million and $368.3 million, respectively. Non-GAAP combined net sales for fiscal year 2023 were $425.3 million. Net sales increased $60.4 million, or 14.2%, for fiscal 2024 compared to the non-GAAP combined for fiscal 2023, driven primarily by patient demand. Additionally, we successfully launched SelfJect on August 6, 2024 with favorable physician and patient feedback, providing patients with an important new option to manage challenging chronic and acute inflammatory and autoimmune conditions, reflecting Mallinckrodt’s investment to modernize the brand for patients.
Net sales of INOmax for the year ended December 27, 2024 (Successor) were $261.4 million. Net sales of INOmax for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $35.3 million and $267.9 million, respectively. Non-GAAP combined net sales for fiscal year 2023 were $303.2 million. Net sales decreased $41.8 million, or 13.8%, for fiscal 2024 compared to the non-GAAP combined for fiscal 2023, driven primarily by continued competition in the U.S. from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or our next generation delivery systems. Following the successful introduction of the INOmax EVOLVE DS device pilot program in 2024, we have expanded the multi-year commercial rollout of EVOLVE to U.S. hospitals nationwide. We are focused on expanding the multi-year rollout of EVOLVE to help meet the needs of neonatal intensive care patients and healthcare professionals by offering improved automation, which enhances safety features, and a streamlined design that elevates the user experience.

Net sales of Therakos for the year ended December 27, 2024 (Successor) were $241.6 million. Net sales of Therakos for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $39.1 million and $220.0 million, respectively. Non-GAAP combined net sales for fiscal year 2023 were $259.1 million. Net sales decreased $17.5 million, or 6.8%, for fiscal 2024, compared to the non-GAAP combined for fiscal 2023, driven primarily by the sale of the Therakos business on November 29, 2024, resulting in eleven months of sales in fiscal 2024 compared to a full year in fiscal 2023.
Net sales of Amitiza for the year ended December 27, 2024 (Successor) were $62.9 million. Net sales of Amitiza for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $5.0 million and $72.0 million, respectively. Non-GAAP combined net sales for fiscal year 2023 were $77.0 million. Net sales decreased $14.1 million, or 18.3%, for fiscal 2024, compared to the non-GAAP combined for fiscal 2023, driven primarily by price declines as a result of additional generic competitors in the market, coupled with the elimination of U.S. royalties under our agreement with Par Pharmaceuticals, Inc. et al.
Net sales of Terlivaz for the year ended December 27, 2024 (Successor) were $24.7 million. Net sales of Terlivaz for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $2.3 million and $13.3 million, respectively. Non-GAAP combined net sales for fiscal year 2023 were $15.6 million. Net sales increased $9.1 million, or 58.3% for fiscal 2024 compared to the non-GAAP combined for fiscal 2023. We continued to expand adoption during fiscal 2024 through outreach to healthcare providers emphasizing the importance of early patient identification and treatment initiation. We remain focused on establishing Terlivaz as the preferred first-line treatment for hepatorenal syndrome patients with rapid reduction of kidney function.

Specialty Generics
Net sales of Specialty Generics segment for the year ended December 27, 2024 (Successor) were $896.3 million. Net sales of the Specialty Generics segment for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $103.2 million and $673.7 million, respectively. Non-GAAP combined net sales for fiscal year 2023 were $776.9 million. Net sales increased $119.4 million, or 15.4%, for fiscal 2024 compared to the non-GAAP combined for fiscal 2023, driven primarily by increases in generics net sales of $146.4 million related to finished-dosage generics net sales coupled with increased demand for controlled substance APIs, partially offset by a decrease in APAP net sales of $39.5 million driven primarily by softness in the business stemming from excess supply in the broader market.
On October 31, 2020, the FDA approved a modification to the OA REMS to require manufacturers of opioid analgesics dispensed in outpatient settings to make prepaid mail-back envelopes available to dispensing pharmacies as a new drug disposal option for patients. Manufacturers participating in the OA REMS will be expected to comply by March 31, 2025. To date, the initial compliance costs have not been material. If fully implemented as announced, this measure will result in increased costs to us, which could negatively impact our results of operations if we are unable to pass such costs to our customers. At this time, we are unable to estimate the potential impact of this measure.

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

Year ended December 27, 2024 (Successor) Compared with Period from November 15, 2023 through December 29, 2023 (Successor) and Period from December 31, 2022 through November 14, 2023 (Predecessor)
Net Sales
Net sales by geographic area are as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29, 2023	Percentage Change
U.S.	$1,802.6	$212.8	$1,448.9	$1,661.7	8.5%
Europe, Middle East and Africa	162.1	28.8	157.1	185.9	(12.8)
Other	15.0	1.4	16.9	18.3	(18.0)
Net sales	$1,979.7	$243.0	$1,622.9	$1,865.9	6.1%

Net sales for the year ended December 27, 2024 (Successor) were $1,979.7 million. Net sales for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $243.0 million and $1,622.9 million, respectively. Net sales increased $113.8 million, or 6.1%, for fiscal 2024, compared to the non-GAAP combined for fiscal 2023. This increase was primarily driven by an increase in our Specialty Generics segment, which reflects a significant increase in net sales of our finished-dosage generics, and was partially offset by a decrease in net sales in our Specialty Brands segment, primarily attributable to a decrease in net sales of INOmax, Therakos and Amitiza, partially offset by an increase in Acthar and Terlivaz. For further information on changes in our net sales, refer to “Business Segment Results” within this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating Income (Loss)
Gross profit. Gross profit for the year ended December 27, 2024 (Successor) was $827.1 million. Gross profit for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) was $63.9 million and $322.4 million, respectively. Gross profit margin was 41.8% for the year ended December 27, 2024 (Successor), 26.3% for the period November 15, 2023 through December 29, 2023 (Successor), and 19.9% for the period December 31, 2022 through November 14, 2023 (Predecessor). These increases were driven by lower intangible amortization expense of $80.3 million during the year ended December 27, 2024 (Successor), compared to $16.2 million and $449.6 million during the periods November 15, 2023 through December 29, 2023 (Successor) and December 31, 2022 through November 14, 2023 (Predecessor), respectively, as a result of the lower intangible asset value from the application of fresh-start accounting in November 2023. Also included in this increase is a $44.0 million Acthar Gel inventory write-down to net realizable value during the period December 30, 2022 through November 14, 2023 (Predecessor). Partially offsetting these increases was higher inventory step-up amortization of $335.9 million during the year ended December 27, 2024 (Successor) as compared to $58.5 million and $187.0 million during the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively.
Selling, general and administrative expenses. SG&A expenses for the year ended December 27, 2024 (Successor) were $566.8 million. SG&A expenses for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $64.2 million and $448.2 million, respectively. As a percentage of net sales, SG&A expenses were 28.6% for the year ended December 27, 2024 (Successor), 26.4% for the period November 15, 2023 through December 29, 2023 (Successor), and 27.6% for the period December 31, 2022 through November 14, 2023 (Predecessor). The year ended December 27, 2024 (Successor) had a $2.8 million loss related to the change in the fair value of our contingent consideration liability compared to a $0.3 million and a $7.7 million gain during the periods November 15, 2023 through December 29, 2023 (Successor) and December 31, 2022 through November 14, 2023 (Predecessor), respectively. Also included in the year ended December 27, 2024 (Successor) is $6.5 million of professional fees incurred subsequent to our emergence from the 2023 Bankruptcy Proceedings and incremental compensation costs inclusive of approximately $16.3 million of expense related to the A&R TrIP. The increases were partially offset by a recovery of bad debt expense of $6.4 million related to a customer’s emergence from bankruptcy and a $2.5 million gain related to the ceased commercialization and wind down of production of StrataGraft® (allogeneic cultured keratinocytes and dermal fibroblasts in murine collagen - dsat) (“StrataGraft”) during the year ended December 27, 2024 (Successor).
Research and development expenses. R&D expenses were $115.7 million, $15.9 million and $97.1 million for the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively. As a percentage of net sales, R&D expenses were 5.8% for the year ended December 27, 2024 (Successor), 6.5% for the period November 15, 2023 through December 29, 2023 (Successor), and 6.0% for the period December 31, 2022 through November 14, 2023 (Predecessor). We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring and related charges, net. During the year ended December 27, 2024 (Successor), we incurred $10.5 million of restructuring and related charges, net, related to one-time termination benefits and contract termination costs related to the ceased commercialization and clinical development and wind down of production of StrataGraft. During the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor), we incurred zero, and $1.7 million of restructuring and related charges, net, respectively, primarily related to employee severance and benefits. Included in these charges was $0.8 million of accelerated depreciation during the period December 31, 2022 through November 14, 2023 (Predecessor).
Non-restructuring impairment charges. During the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), we incurred $2.6 million and $135.9 million of non-restructuring impairment charges, respectively. The impairment charges resulted from the full impairment of the StrataGraft long-lived assets of $2.6 million during the period November 15, 2023 through December 29, 2023 (Successor) and the full impairment of certain of our Specialty Generics in-process research and development (“IPR&D”) assets of $85.8 million and our StrataGraft intangible asset of $50.1 million during the period December 31, 2022 through November 14, 2023 (Predecessor).
Liabilities management and separation costs. Liabilities management and separation costs for the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $43.9 million, $1.4 million and $157.7 million, respectively, primarily related to professional fees and costs incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings, and professional fees incurred by us (including where we are responsible for the fees of third parties) in connection with the evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Bankruptcy Proceedings.
Non-Operating Items
Interest expense and interest income. During the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor) net interest expense was $201.3 million, $27.4 million, and $492.5 million, respectively. The decrease in interest expense was impacted by a lower average outstanding debt balance as a result of the mandatory prepayment during fiscal 2024 (Successor) and the 2023 Bankruptcy Proceedings. The lower average debt balance yielded a decrease in interest expense. During the year ended December 27, 2024 (Successor), interest expense included $19.4 million of accretion expense associated with our settlement obligations compared to $2.4 million and $112.7 million during the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively. The decrease in accretion expense associated with our settlement obligations was driven by our elimination of the opioid-related litigation settlement liability during the 2023 Bankruptcy Proceedings. Further reducing our interest expense, net, was $23.6 million and $3.0 million of amortization of debt premium during the year ended December 27, 2024 (Successor) and the period November 15, 2023 through December 29, 2023 (Successor) compared to $64.0 million of accretion expense associated with our debt during the period December 31, 2022 through November 14, 2023 (Predecessor). The increase in our interest income of $11.4 million was primarily driven by interest income from our interest rate cap agreement.
Gain on divestiture. During the year ended December 27, 2024 (Successor), we completed the sale of the Therakos business for a gain on sale of $754.4 million and total cash consideration of $887.6 million, which amount is net of preliminary purchase price adjustments, including an adjustment based on estimated net working capital at close.
Loss on debt extinguishment, net. During the year ended December 27, 2024 (Successor), after the sale of the Therakos business, we made mandatory prepayments on our Takeback Debt, as previously discussed, resulting in a loss on debt extinguishment, net, of $19.7 million primarily driven by the makewhole premium of $63.7 million offset by the gain on unamortized premium write off of $44.0 million.
Other (expense) income, net. During the year ended December 27, 2024 (Successor) we recorded other expense of $9.1 million. During the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), we incurred other income of $5.4 million and other expense of $6.5 million, respectively. We incurred $17.4 million of unrealized losses, $13.5 million of unrealized gains, and $10.1 million of unrealized losses on equity securities related to our investments in Silence Therapeutics plc and Panbela Therapeutics, Inc, for the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively. During the year ended December 27, 2024 (Successor) and the period November 15, 2023 through December 29, 2023 (Successor), we recorded a $7.4 million unrealized gain and $8.4 million unrealized loss, respectively, related to the changes in fair value of derivative assets and liabilities as discussed further in Note 20 of the Notes to the Consolidated Financial Statements.
Reorganization items, net. During the period November 15, 2023 through December 29, 2023 (Successor) we incurred $4.0 million of reorganization items, net, respectively, primarily related to professional fees associated with the implementation of the 2023 Plan incurred after the 2023 Effective Date. During the period December 31, 2022 through November 14, 2023 (Predecessor), we recorded a loss of $892.7 million in reorganization items, net, which primarily included a gain on the settlement of LSTC of $1,966.0 million partially offset by a loss of $1,452.7 million on fresh-start adjustment as a result of the emergence from the 2023 Bankruptcy Proceedings and $1,139.5 million of adjustments of claims to their estimated allowed claim amount during the 2023 Bankruptcy Proceedings. As of December 30, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within SG&A expenses.
Income tax expense (benefit). We recognized an income tax expense of $137.9 million on income from continuing operations before income taxes of $614.5 million for the year ended December 27, 2024 (Successor). This resulted in an effective tax rate of 22.4%. The income tax expense was comprised of $20.8 million of current tax benefit and $158.7 million of deferred tax expense.
Our income tax expense of $137.9 million for the year ended December 27, 2024 (Successor) was impacted by $46.3 million tax benefit associated with $331.7 million of impacts of fresh start accounting expense, $12.4 million tax benefit associated with $80.3 million of intangible asset amortization expense, $7.0 million tax benefit associated with $43.9 million of liabilities management and separation costs, $2.4 million of tax benefit associated with $10.5 million of restructuring and related charges, net, $0.7 million tax benefit associated with $19.7 million of loss on debt extinguishment, net, offset by $104.4 million of tax expense associated with $754.4 million of gain associated with the divestiture of the Therakos business, $16.8 million of tax expense primarily related to valuation allowance adjustments on interest within the United States, and $85.5 million tax expense on income of $346.2 million predominately associated with pretax earnings in various jurisdictions net of valuation allowances.
We recognized an income tax benefit of $8.0 million on a loss from continuing operations before income taxes of $46.2 million for the period November 15, 2023 through December 29, 2023 (Successor). This resulted in an effective tax rate of 17.3%. The income tax benefit was comprised of $1.4 million of current tax benefit and $6.6 million of deferred tax benefit.
Our income tax benefit of $8.0 million for the period November 15, 2023 through December 29, 2023 (Successor) was impacted by $5.3 million of tax benefit associated with impacts of fresh-start accounting and $58.5 million of inventory step-up amortization expense, $2.6 million of tax benefit associated with $16.2 million of intangible asset amortization expense and $0.5 million of tax benefit associated with $2.4 million of accretion expense related to our settlement obligation, offset by $0.3 million of tax expense associated with $3.0 million of amortization related to our debt and $0.1 million of tax expense on income of $27.9 million predominately associated with pretax earnings in various jurisdictions, net of valuation allowances.
We recognized an income tax benefit of $277.8 million on a loss from continuing operations before income taxes of $1,909.1 million for the period December 31, 2022 through November 14, 2023 (Predecessor). This resulted in an effective tax rate of 14.6%. The income tax benefit was comprised of $41.3 million of current tax expense and $319.1 million of deferred tax benefit.
Our income tax benefit of $277.8 million for the period December 31, 2022 through November 14, 2023 (Predecessor) was impacted by $162.7 million of tax benefit associated with impacts on emergence and $892.7 million of loss on reorganization items, net, $44.7 million of tax benefit related to legal entity reorganizations, $31.3 million of tax benefit associated with $135.9 million of non-restructuring charges related to the impairment of certain of our Specialty Generics IPR&D assets and the full impairment of our StrataGraft intangible asset, $21.8 million of tax benefit associated with $157.7 million of liabilities management and separation costs, and $17.3 million of tax benefit on the loss of $722.8 million predominately associated with pretax earnings in various jurisdictions net of valuation allowances.

Business Segment Results
Our chief operating decision maker (“CODM”) is the Chief Executive Officer and Director. The CODM measures and evaluates the Company's operating segments based on segment net sales by product type and segment operating income. The CODM uses this information to evaluate the Company’s businesses operations and allocate resources. The CODM considers budget-to-actual variances of segment net sales and segment operating income on a quarterly basis to assess performance and make decisions about allocating resources to the segments. Certain amounts that we consider to be non-recurring or non-operational are excluded from segment operating income, because the CODM evaluates the operating results of the segments excluding such items. These items may include, but are not limited to corporate and unallocated expenses and liabilities management and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating loss and are reflected in the reconciliations presented below.

Year ended December 27, 2024 (Successor) Compared with Period from November 15, 2023 through December 29, 2023 (Successor) and Period from December 31, 2022 through November 14, 2023 (Predecessor)
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29, 2023	Percentage Change
Specialty Brands	$1,083.4	$139.8	$949.2	$1,089.0	(0.5)%
Specialty Generics	896.3	103.2	673.7	776.9	15.4
Net sales	$1,979.7	$243.0	$1,622.9	$1,865.9	6.1%

Specialty Brands. Net sales for the year ended December 27, 2024 (Successor) were $1,083.4 million. Net sales for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $139.8 million and $949.2 million, respectively. Net sales decreased $5.6 million, or 0.5%, for fiscal 2024, compared to the non-GAAP combined fiscal 2023. The decrease in non-GAAP combined net sales was primarily driven by a decrease of $41.8 million, or 13.8%, in INOmax, a decrease of $17.5 million, or 6.8%, in Therakos due to the sale of the business in November 2024, a decrease of $14.1 million, or 18.3%, in Amitiza, partially offset by an increase of $60.4 million, or 14.2%, in Acthar Gel, and an increase of $9.1 million, or 58.3%, in Terlivaz, as previously discussed.
Net sales for Specialty Brands by geography are as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29, 2023	Percentage Change
U.S.	$1,008.4	$128.0	$877.7	$1,005.7	0.3%
Europe, Middle East and Africa	63.9	11.0	58.4	69.4	(7.9)
Other	11.1	0.8	13.1	13.9	(20.1)
Net sales	$1,083.4	$139.8	$949.2	$1,089.0	(0.5)%

Net sales for Specialty Brands by key products are as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29, 2023	Percentage Change
Acthar Gel	$485.7	$57.0	$368.3	$425.3	14.2%
INOmax	261.4	35.3	267.9	303.2	(13.8)
Therakos	241.6	39.1	220.0	259.1	(6.8)
Amitiza	62.9	5.0	72.0	77.0	(18.3)
Terlivaz	24.7	2.3	13.3	15.6	58.3
Other	7.1	1.1	7.7	8.8	(19.3)
Specialty Brands	$1,083.4	$139.8	$949.2	$1,089.0	(0.5)%
Specialty Generics. Net sales for the year ended December 27, 2024 (Successor) were $896.3 million. Net sales for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor) were $103.2 million and $673.7 million, respectively. Net sales increased $119.4 million, or 15.4%, for fiscal 2024, compared to the non-GAAP combined for fiscal 2023. This reflects an approximately 12.0% increase in pricing due to favorable customer mix and approximately 3.0% growth in volume. This overall growth was driven by our established track record as a reliable and consistent producer of high-quality products amidst market shortages due to quality and other disruptions, in both the finished dosage products and Controlled Substances API businesses, partially offset by a decline in the APAP business as a result of overall softening of the market. The increase in combined net sales was primarily driven by an increase in finished-dosage generics of $146.4 million, or 32.3%, partially offset by a decrease of $27.0 million, or 8.3%, in API, as previously discussed.
Net sales for Specialty Generics by geography are as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29, 2023	Percentage Change
U.S.	$794.2	$84.8	$571.2	$656.0	21.1%
Europe, Middle East and Africa	98.2	17.8	98.7	116.5	(15.7)
Other	3.9	0.6	3.8	4.4	(11.4)
Net sales	$896.3	$103.2	$673.7	$776.9	15.4%

Net sales for Specialty Generics by key products are as follows (dollars in millions):

	Successor		Predecessor	Non-GAAP
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29, 2023	Percentage Change
Opioids	$349.9	$31.6	$230.7	$262.3	33.4%
ADHD	166.2	13.5	101.4	114.9	44.6
Addiction treatment	75.3	10.5	55.6	66.1	13.9
Other	8.1	1.6	8.2	9.8	(17.3)
Generics	599.5	57.2	395.9	453.1	32.3
Controlled substances	98.7	11.6	75.5	87.1	13.3
APAP	177.8	32.5	184.8	217.3	(18.2)
Other	20.3	1.9	17.5	19.4	4.6
API	296.8	46.0	277.8	323.8	(8.3)
Specialty Generics	$896.3	$103.2	$673.7	$776.9	15.4%

Operating Income (Loss)
Operating income by segment for the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor) is shown in the following table (dollars in millions):

	Successor
	Year Ended December 27, 2024
	Specialty Brands	Specialty Generics	Total
Net sales	$1,083.4	$896.3	$1,979.7
Cost of sales (1)	529.0	607.9	1,136.9
Selling, general and administrative expenses	266.1	91.7	357.8
Research and development expenses	49.4	26.4	75.8
Restructuring charges, net	10.5	—	10.5
Segment operating income	$228.4	$170.3	398.7
Corporate and unallocated expenses - Cost of sales (4)			15.7
Corporate and unallocated expenses - Selling, general and administrative expenses (4)			209.0
Corporate and unallocated expenses - Research and development expenses (4)			39.9
Liabilities management and separation costs (5)			43.9
Operating income			90.2
Interest expense			(228.3)
Interest income			27.0
Gain on divestiture			754.4
Loss on debt extinguishment, net			(19.7)
Other expense, net			(9.1)
Income from continuing operations before income taxes			$614.5

Depreciation and amortization	$72.8	$43.2

	Successor
	Period from November 15, 2023 through December 29, 2023
	Specialty Brands	Specialty Generics	Total
Net sales	$139.8	$103.2	$243.0
Cost of sales (1)	83.6	94.1	177.7
Selling, general and administrative expenses	35.2	9.8	45.0
Research and development expenses	6.8	3.9	10.7
Non-restructuring impairment charges (3)	2.6	—	2.6
Segment operating income (loss)	$11.6	$(4.6)	7.0
Corporate and unallocated expenses - Cost of sales (4)			1.4
Corporate and unallocated expenses - Selling, general and administrative expenses (4)			19.2
Corporate and unallocated expenses - Research and development expenses (4)			5.2
Liabilities management and separation costs (5)			1.4
Operating loss			(20.2)
Interest expense			(28.3)
Interest income			0.9
Other income, net			5.4
Reorganization items, net			(4.0)
Loss from continuing operations before income taxes			$(46.2)

Depreciation and amortization	$15.2	$10.4

	Predecessor
	Period from December 31, 2022 through November 14, 2023
	Specialty Brands	Specialty Generics	Total
Net sales	$949.2	$673.7	$1,622.9
Cost of sales (1) (2)	836.1	452.6	1,288.7
Selling, general and administrative expenses	214.6	75.2	289.8
Research and development expenses	40.4	22.5	62.9
Non-restructuring impairment charges (3)	50.1	85.8	135.9
Segment operating (loss) income	$(192.0)	$37.6	(154.4)
Corporate and unallocated expenses - Cost of sales (4)			11.8
Corporate and unallocated expenses - Selling, general and administrative expenses (4)			158.4
Corporate and unallocated expenses - Research and development expenses (4)			34.2
Corporate and unallocated expenses - Restructuring charges, net (4)			0.9
Liabilities management and separation costs (5)			157.7
Operating loss			(517.4)
Interest expense			(507.2)
Interest income			14.7
Other expense, net			(6.5)
Reorganization items, net			(892.7)
Loss from continuing operations before income taxes			$(1,909.1)

Depreciation and amortization	$451.6	$32.4
(1)Includes $250.9 million, $40.5 million and $165.0 million of inventory fair-value step-up expense within the Specialty Brands segment during the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively. Includes $85.0 million, $18.0 million and $22.0 million of inventory fair-value step-up expense within the Specialty Generics segment during the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively.
(2)Includes $44.0 million of Acthar Gel inventory write-down to net realizable value during the period December 31, 2022 through November 14, 2023 (Predecessor).
(3)Includes $2.6 million of impairment charges of StrataGraft long-lived assets within the Specialty Brands segment during the period November 15, 2023 through December 29, 2023 (Successor), and $50.1 million of impairment of the StrataGraft intangible asset within the Specialty Brands segment and $85.8 million of impairment of certain IPR&D assets within our Specialty Generics segment during the period December 31, 2022 through November 14, 2023 (Predecessor)

(4)Includes certain compensation, information technology, legal, environmental and other costs not charged to our reportable segments.
(5)Represents costs primarily related to professional fees incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings and professional fees incurred by us (including where we are responsible for the fees of third parties, including pursuant to the forbearance agreements related to certain of our former debt obligations) and costs incurred in connection with our evaluation of our financial situation and related discussions with our stakeholders prior to the commencement of the 2023 Chapter 11 Cases. As of the 2023 Petition Date, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as liabilities management and separation costs were classified as reorganization items, net until the 2023 Effective Date.
Specialty Brands. Operating income was $228.4 million and $11.6 million for the year ended December 27, 2024 (Successor) the period November 15, 2023 through December 29, 2023 (Successor), respectively, and operating loss was $192.0 million for the period December 31, 2022 through November 14, 2023 (Predecessor), respectively. Operating income increased $408.8 million, or 226.6%, for the year ended December 27, 2024 (Successor), compared to the non-GAAP combined for fiscal 2023. Operating margin increased to 21.1% for the year ended December 27, 2024 (Successor) from negative 16.6% for the non-GAAP combined for fiscal 2023. These increases in operating income and margin were primarily driven by a decrease in depreciation and amortization as we incurred $72.8 million during the year ended December 27, 2024 (Successor), compared to $15.2 million and $451.6 million during the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively, as a result of fresh-start valuation of our long-lived assets and intangible assets during our emergence from the 2023 Bankruptcy Proceedings. The increase in operating income also resulted from non-restructuring impairment charges of $2.6 million and $50.1 million incurred during the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively, related to full impairment of the StrataGraft long-lived assets and intangible assets, respectively, as well as the $44.0 million Acthar Gel inventory write-down to net realizable value during the period November 15, 2023 through December 29, 2023 (Successor), that did not recur in the year ended December 27, 2024 (Successor). These increases were partially offset by an increase in our inventory step-up expense of $45.4 million compared to the non-GAAP combined for fiscal 2023 comprised of $250.9 million during the year ended December 27, 2024, compared to $40.5 million and $165.0 million during the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively. The increase in operating income was also partially offset by a decrease in net sales of $5.6 million, an increase in SG&A of $16.3 million primarily driven by increased compensation costs and an increase in restructuring charges, net of $10.5 million for the year ended December 27, 2024 (Successor) entirely driven by one-time termination benefits and contract termination costs related to the ceased commercialization and clinical development and wind down of production of StrataGraft, compared to the non-GAAP combined for fiscal 2023.
Specialty Generics. Operating income was $170.3 million and $37.6 million for the year ended December 27, 2024 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively, and operating loss was $4.6 million for the period November 15, 2023 through December 29, 2023 (Successor). Operating income increased $137.3 million, or 416.1%, for the year ended December 27, 2024 (Successor), compared to the non-GAAP combined for fiscal 2023. Operating margin increased to 19.0% for the year ended December 27, 2024 (Successor) compared to 4.2% for the non-GAAP combined for fiscal 2023. The increase in operating income was primarily attributable to the $119.4 million increase in net sales for the year ended December 27, 2024 (Successor), compared to the non-GAAP combined for fiscal 2023. The increase in operating income also resulted from non-restructuring impairment charges of $85.8 million incurred during the period December 31, 2022 through November 14, 2023 (Predecessor) related to full impairment of certain IPR&D assets that did not recur in the year ended December 27, 2024 (Successor). These increases were partially offset by an increase in our inventory step-up expense of $45.0 million compared to the non-GAAP combined for fiscal 2023 comprised of $85.0 million during the year ended December 27, 2024, compared to $18.0 million and $22.0 million during the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively. The increase in operating income was partially offset by an increase in SG&A of $6.4 million primarily driven by increased compensation costs.
Corporate and unallocated expenses. Corporate and unallocated expenses were $264.6 million, $25.8 million, and 205.3 million for the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively. Corporate and unallocated expenses increased by $33.4 million, or 14.4% for the year ended December 27, 2024 (Successor) compared to the non-GAAP combined for fiscal 2023. The increase in corporate and unallocated expenses was primarily driven by $16.4 million of expense related to the A&R TrIP coupled with $6.4 million of professional fees incurred subsequent to our emergence from the 2023 Bankruptcy Proceedings and incremental compensation costs.

Liquidity and Capital Resources
Significant factors driving our liquidity position include cash flows generated from operating activities, financing transactions (inclusive of interest on our variable-rate debt instruments), capital expenditures, cash paid in connection with legal settlements (refer to Note 2 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report), acquisitions and licensing agreements and cash received as a result of our divestitures. We have historically generated and expect to continue to generate positive cash flows from operations, and we believe that our sources of liquidity are adequate to fund our operations for the next twelve months and the foreseeable future. Our ability to fund our capital needs is impacted by our ongoing ability to generate cash from operations and access to capital markets. In addition, at the direction of our Board of Directors, we have been exploring a variety of transactions, including potential divestiture, financing and other opportunities, with a goal of maximizing shareholder value and potentially future reducing out debt.
The divestiture of Therakos resulted in a reduction in future operational cash flows, but also a significant reduction of our indebtedness and thus lower cash requirements for future debt principal and interest payments.
We expect foreseeable liquidity and capital resource requirements to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as long-term borrowings if needed. We believe that our sources of financing will be adequate to meet our future requirements. Our material cash requirements arising in the normal course of business primarily include, but are not limited to: debt obligations and interest payments, Acthar Gel-Related Litigation Settlement, operating and finance lease obligations, and purchase obligations. See below for additional information on these obligations.

Cash Requirements and Sources From Existing Contractual Arrangements
Our material cash requirements from known contractual obligations include debt obligations, legal settlements, lease obligations, purchase obligations and other liabilities reflected on our balance sheet, as presented and discussed below.
The following table summarizes our contractual obligations as of December 27, 2024 (Successor) (dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$865.6	$3.9	$8.8	$852.9	$—
Interest on long-term debt obligations (2)	491.0	120.8	253.3	116.9	—
Acthar Gel-Related Litigation Settlement (3)	214.7	21.3	67.2	126.2	—
Operating and finance lease obligations (4)	85.6	18.2	24.4	18.7	24.3
Purchase obligations (5)	45.9	21.8	23.8	0.3	—
Total contractual obligations	$1,702.8	$186.0	$377.5	$1,115.0	$24.3
(1)For further details on our debt obligations, refer to Note 14 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
(2)Interest on long-term debt obligations are projected for future periods using interest rates in effect as of December 27, 2024 (Successor). Contractual obligations under the long-term debt agreements have been shown in the table above. Certain of these projected interest payments may differ in the future based on changes in market interest rates and excludes any potential impact from our interest rate cap.
For further information regarding the fixed and variable rates of our debt obligations, refer to Note 14 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
(3)Acthar Gel-Related Litigation Settlement includes interest of $1.3 million, $2.2 million and $1.2 million for obligations due within one year, one to three years and three to five years, respectively.
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
We were required to use net proceeds from the Therakos divestiture to prepay our Takeback Term Loans and redeem the Takeback Notes. On December 6, 2024, we (i) mandatorily prepaid a portion of our Takeback Term Loans in an aggregate principal amount of approximately $474.1 million (of which approximately $227.1 million consisted of our “first-out” term loans and approximately $247.0 million consisted of our “second-out” term loans) together with a payment of approximately $36.4 million in required makewhole premium (of which approximately $15.2 million was in respect of our “first-out” term loans and approximately $21.2 million was in respect of our “second-out” term loans) and (ii) mandatorily redeemed $301.4 million in aggregate principal amount of Takeback Notes together with a payment of approximately $27.3 million in required makewhole premium.
During the period November 15, 2023 through December 29, 2023 (Successor), we made a $100.0 million payment to repay in full our receivables securitization financing facility. The instrument remains undrawn as of December 27, 2024 (Successor) and provides $200.0 million of borrowing capacity.

Pursuant to the opioid-related litigation settlement (“Opioid-Related Litigation Settlement”) obligation agreement (“Opioid Deferred Cash Payments Agreement”) entered into in connection with the 2020 Plan, we were required to make the $200.0 million installment payment with respect to our Opioid-Related Litigation Settlement payment obligations (“Opioid Deferred Cash Payment”) on June 16, 2023, the one-year anniversary of the 2020 Effective Date. On June 15, 2023, we entered into an amendment to the Opioid Deferred Cash Payments Agreement, which was followed by several additional written notices that had the effect of extending the due date on which the Opioid Deferred Cash Payment was required to be made to August 15, 2023. In connection with the entry into the 2023 restructuring support agreement (“2023 RSA”), we and the Trust entered into a final amendment to the Opioid Deferred Cash Payments Agreement, which provided that our prior obligation to pay all remaining Opioid-Related Litigation Settlement payment obligations (including the $200.0 million installment payment originally due on June 16, 2023) was permanently eliminated subject to our (a) making a $250.0 million payment to the Trust prior to the commencement of the 2023 Chapter 11 Cases (which was made on August 24, 2023) and (b) entrance into the CVR Agreement (which occurred upon effectuation of the 2023 Plan).
Pursuant to the 2020 Plan, we made a payment of $21.4 million, inclusive of interest, related to our Acthar Gel-related settlement during the year ended December 27, 2024 (Successor), and are required to make a $21.3 million payment, inclusive of interest, upon the three-year anniversary of the 2020 Effective Date.
Additionally, during the period December 31, 2022 through November 14, 2023 (Predecessor), we received $141.6 million of tax refunds as a result of provisions in the CARES Act.
We are exposed to interest rate risk on our variable-rate debt. On March 14, 2023, we entered into an interest rate cap agreement by converting a portion of our variable-rate debt to a fixed rate through the expiration date of the interest rate cap, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides us with interest rate protection (i) for the period March 16, 2023 through July 19, 2023 to the extent that one-month London Interbank Offered Rate (“LIBOR”) exceeded 4.65%, and (ii) for the period July 20, 2023 through March 26, 2026 to the extent that one-month SOFR exceeds 3.84%. Refer to Note 20 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information.
As of December 27, 2024 (Successor), we had net unfunded pension and postretirement benefit obligations of $17.0 million and $12.5 million, respectively. The timing and amounts of long-term funding requirements for pension and postretirement obligations are uncertain. We do not anticipate making material mandatory contributions in fiscal 2025, but may elect to make voluntary contributions to our defined pension plans or our postretirement benefit plans during fiscal 2025. For further information regarding pension and postretirement benefit obligations, refer to Note 15 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
As of December 27, 2024 (Successor), we had $37.0 million of unrecognized tax benefits, including interest and penalties. The timing of when the unrecognized tax benefits will be settled remains uncertain. For further information regarding unrecognized tax benefits, refer to Note 8 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information.
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of cleanup and timing of future cash outlays is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 27, 2024 (Successor), we believe that it is probable that we will incur investigation and remediation costs of approximately $35.5 million, of which $1.2 million was included in accrued and other current liabilities and the remaining $34.3 million was included in environmental liabilities on the consolidated balance sheet as of December 27, 2024 (Successor). Refer to Note 19 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information regarding environmental matters.
In general, we intend to fund capital expenditures with cash generated from operations. As of December 27, 2024 (Successor), we had no capital expenditure commitments.
Our remaining cash requirements are obligations that arise from the normal course of our business.

A summary of our cash flows from operating, investing and financing activities is provided in the following table (dollars in millions):

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Net cash from:
Operating activities	$160.7	$178.4	$(412.1)
Investing activities	790.5	(7.6)	(52.7)
Financing activities	(846.4)	(102.2)	273.2
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(2.5)	1.4	(1.7)
Net change in cash, cash equivalents and restricted cash	$102.3	$70.0	$(193.3)

Operating Activities
Net cash provided by operating activities of $160.7 million for the year ended December 27, 2024 (Successor) was attributable to net income of $477.9 million, offset by non-cash items of $437.7 million driven by the gain on divestiture of Therakos of $754.4 million and partially offset by a decrease in deferred income taxes of $158.1 million, depreciation and amortization of $117.2 million and the loss on debt extinguishment, net of $19.7 million. The change in working capital was driven by a $261.5 million inflow related to a decrease in inventory, of which $335.9 million relates to the inventory step-up expenses as a result of fresh-start accounting in 2023 partially offset by a $46.0 million outflow primarily related to an increase in prepaid income taxes, a $30.2 million outflow related to an increase in accounts receivable, a $26.3 million outflow related to a decrease in accounts payable, a $21.4 million outflow related to a decrease in the Acthar Gel-Related Settlement and a $20.8 million outflow related to a decrease in accrued consulting fees.
Net cash provided by operating activities of $178.4 million for the period November 15, 2023 through December 29, 2023 (Successor) was attributable to a net loss of $38.2 million, adjusted for non-cash items of $29.0 million, driven by depreciation and amortization of $25.8 million, other non-cash items of $6.7 million and non-cash impairment charges of $3.8 million, partially offset by deferred income taxes of $6.6 million and non-cash amortization expense on our debt obligation of $0.7 million. The change in working capital was primarily driven by an $88.6 million cash inflow related to a decrease in accounts receivable, a $51.1 million cash inflow related to a decrease in inventories of which $58.5 million relates to the inventory step-up expenses as a result of fresh-start accounting in 2023, a $30.6 million cash inflow related to an increase in other net working capital and a $25.8 million cash inflow related to an increase in accounts payable, partially offset by $6.8 million cash outflow related to a decrease in accrued consulting fees.
Net cash used in operating activities of $412.1 million for the period December 31, 2022 through November 14, 2023 (Predecessor) was attributable to a net loss of $1,631.3 million, adjusted for non-cash items of $1,381.8 million, driven by reorganization items, net, of $831.0 million, depreciation and amortization of $490.3 million, non-cash impairment charges of $179.9 million, non-cash accretion expense of $176.7 million, other non-cash items of $14.2 million and share-based compensation of $8.9 million, partially offset by deferred income taxes of $319.2 million. The change in working capital was primarily driven by a $250.0 million cash outflow related to a decrease in the Opioid-Related Litigation Settlement liability, a $95.9 million net cash outflow in other working capital, a $65.5 million cash outflow related to an increase in accounts receivable, net, and a $37.2 million cash outflow related to a decrease in accounts payable, partially offset by a $169.3 million cash inflow related to an increase in income taxes payable and a $108.2 million net cash inflow related to a decrease in inventories of which $187.0 million relates to the fresh-start inventory step-up expenses as a result of fresh-start accounting in 2023.

Investing Activities
Net cash provided by investing activities was $790.5 million for the year ended December 27, 2024 (Successor) primarily driven by $876.2 million of proceeds related to the divestiture of Therakos coupled with $22.6 million from proceeds from debt and equity securities held in rabbi trust, partially offset by $113.2 million in capital expenditures.
Net cash used in investing activities was $7.6 million for the period November 15, 2023 through December 29, 2023 (Successor) primarily driven by $8.5 million in capital expenditures.
Net cash used in investing activities was $52.7 million for the period December 31, 2022 through November 14, 2023 (Predecessor) primarily driven by $53.9 million in capital expenditures.

Financing Activities
Net cash used in financing activities was $846.4 million for the year ended December 27, 2024 (Successor), driven primarily by $775.5 million of mandatory repayment of debt principal on our Takeback Term Loans and Takeback Notes and related makewhole premium payment of $63.7 million as a result of the receipt of proceeds from the Therakos divestiture.
Net cash used in financing activities was $102.2 million for the period November 15, 2023 through December 29, 2023 (Successor), entirely driven by debt repayments, inclusive of a $100.0 million payment to repay in full our receivables securitization financing facility.
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

Capitalization
Shareholders' equity was $1,645.8 million as of December 27, 2024 (Successor) compared to $1,160.2 million as of December 29, 2023 (Predecessor). The increase in shareholders' equity is primarily attributed to net income of $477.9 million during the year ended December 27, 2024 (Successor).

Dividends
Historically, we have not made any cash dividend payments and we do not currently intend to pay dividends in the foreseeable future.

Proposed Business Combination with Endo
In connection with the proposed Business Combination with Endo, we will incur various non-recurring costs, whether or not the Business Combination is completed. These costs are expected to include transaction costs, facilities and systems consolidation costs and employment-related costs, as well as a makewhole premium incurred in connection with the prepayment or redemption, as applicable, of our Takeback Term Loans and Takeback Notes (if such prepayment or redemption occurs prior to the second anniversary of the incurrence thereof) and financing costs associated with any financing incurred in connection with the Business Combination. Pursuant to the terms of the Transaction Agreement, there will be restrictions on certain of our activities during the pendency of the Business Combination. In addition, if the Business Combination is not consummated under certain circumstances, we may be required to pay certain fees to Endo. These factors may reduce our liquidity position and capital resources.
In connection with the completion of the Business Combination, we expect to assume approximately $2.5 billion of Endo’s existing debt, resulting in our having a higher debt-to-equity ratio. Additionally, we expect to incur approximately $900.0 million of new debt, the proceeds of which we expect to utilize primarily to prepay or redeem, as applicable, our existing Takeback Term Loans and Takeback Notes (which, if occurring prior to the second anniversary of the incurrence thereof, will require the payment of a make whole premium). In connection with the incurrence of this new debt, a subsidiary of Endo has obtained a debt commitment letter, pursuant to which an investment bank has committed to provide financing in the principal amount of up to $900.0 million.

Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including governmental investigations, environmental matters, product liability matters, patent infringement claims, antitrust matters, securities class action lawsuits, personal injury claims, employment disputes, contractual and other commercial disputes, and other legal proceedings, sometimes in the ordinary course of business.

Although it is not feasible to predict the outcome of these matters, we believe, unless otherwise indicated, given the information currently available, that the ultimate resolution of any particular matter, or matters that have the same legal or factual issues, would not have a material adverse effect on our financial condition, results of operations and cash flows.
For further information regarding our material pending legal proceedings, refer to Note 19 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report, which are incorporated by reference into this Item 7.
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

Off-Balance Sheet Arrangements
As of December 27, 2024 (Successor), we had various letters of credit, guarantees and surety bonds totaling $29.4 million and restricted cash of $41.8 million held in segregated accounts primarily to collateralize surety bonds for the Company’s environmental liabilities. There are no off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

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
Revenue Recognition
Product Sales Revenue
We sell our products through independent channels which are considered our customers, including direct to retail pharmacies, direct to hospitals and other institutions and through distributors. We also enter into arrangements with health care providers and payers, wholesalers, government agencies, institutions, managed care organizations and GPOs to establish contract pricing for certain products that provide for government-mandated (Medicare and Medicaid) and/or privately-negotiated (Managed Care) rebates, sales incentives, chargebacks, distribution service agreements fees, fees for services and administration fees and discounts with respect to the purchase of our products.
Reserve for Variable Considerations
Product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. These reserves result from estimated government-mandated (Medicare and Medicaid) and/or privately-negotiated (Managed Care) rebates, sales incentives, chargebacks, distribution service agreements fees, fees for services and administration fees and discounts that are offered within contracts between the Company and our customers and health care providers and payers, government agencies, institutions, managed care organizations and group purchasing organizations health care providers and payers relating to the sale of our products. These reserves are based on the expected value method and are classified as reductions of accounts receivable (if the amount is payable to the customer) or as a current liability (if the amount is payable to a party other than a customer). These estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, estimated future trends, estimated customer inventory levels, current contractual agreements, and the level of utilization of our products. Overall, these reserves reflect our best estimate of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained (reduced) and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We adjust reserves for chargebacks, government-mandated (Medicare and Medicaid) rebates, privately negotiated (Managed Care) rebates, product returns and other sales deductions to reflect differences between estimated and actual experience either on a monthly or quarterly basis (dependent on the deduction type). Such adjustments impact the amount of net sales recognized in the period of adjustment.
The following table reflects activity in our sales reserve accounts (dollars in millions):

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 31, 2021 (Predecessor)	$241.8	$21.5	$9.5	$272.8
Provisions	693.4	5.2	17.1	715.7
Payments or credits	(684.6)	(8.1)	(18.9)	(711.6)
Balance as of June 16, 2022 (Predecessor)	$250.6	$18.6	$7.7	$276.9

Balance as of June 17, 2022 (Predecessor)	$250.6	$18.6	$7.7	$276.9
Provisions	804.4	7.0	36.7	848.1
Payments or credits	(789.7)	(9.6)	(31.7)	(831.0)
Balance as of December 30, 2022 (Predecessor)	265.3	16.0	12.7	294.0
Provisions	1,368.8	9.9	43.3	1,422.0
Payments or credits	(1,410.1)	(13.1)	(42.3)	(1,465.5)
Balance as of November 14, 2023 (Predecessor)	$224.0	$12.8	$13.7	$250.5

Balance as of November 15, 2023 (Successor)	$224.0	$12.8	$13.7	$250.5
Provisions	173.0	3.0	6.9	182.9
Payments or credits	(195.4)	(1.3)	(9.3)	(206.0)
Balance as of December 29, 2023 (Successor)	$201.6	$14.5	$11.3	$227.4
Provisions	1,598.9	20.9	56.2	1,676.0
Payments or credits	(1,603.0)	(20.6)	(51.0)	(1,674.6)
Balance as of December 27, 2024 (Successor)	$197.5	$14.8	$16.5	$228.8
Provisions presented in the table above are recorded as reductions to net sales. As of December 27, 2024 (Successor), a five percent change in our sales reserve accounts would have led to an approximately $11.4 million impact on our income from continuing operations before income taxes. For our disaggregation of net sales by product family, refer to Note 21 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
Total provisions for the year ended December 27, 2024 (Successor) were $1,676.0 million, compared to $182.9 million and $1,422.0 million for the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively, for a non-GAAP fiscal 2023 combined amount of $1,604.9 million. The increase of $71.1 million was driven primarily by an increase in rebates and chargebacks within the Specialty Generics segment of $66.8 million as a result of price increases and an increase in rebates and chargebacks within the Specialty Brands segment of $31.4 million as a result of an increase in net sales.
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

Intangible Assets
Our intangible assets include completed technology. Intangible assets acquired in a business combination are recorded at fair value, while intangible assets acquired in other transactions are recorded at cost. Intangible assets with finite useful lives are amortized according to the pattern in which the economic benefit of the asset is used up over their estimated useful lives. We assess the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. When a triggering event occurs, we evaluate potential impairment of finite-lived intangible assets by first comparing undiscounted cash flows associated with the asset, or the asset group they are a part of, to its carrying value. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the assets, or asset group, with their carrying value. The fair value of the intangible asset, or asset group, is estimated using an income approach. If the fair value is less than the carrying value of the intangible asset, or asset group, the amount recognized for impairment is equal to the difference between the carrying value of the asset and the fair value of the asset. We annually test the indefinite-lived intangible assets for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable by either a qualitative or income approach. We compare the fair value of the assets with their carrying value and record an impairment when the carrying value exceeds the fair value. Changes in economic and operating conditions impacting these assumptions could result in intangible asset impairment in future periods.
For more information on our intangible impairment analyses and the results thereof, refer to Note 13 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.

Contingent Consideration
As part of certain acquisitions, we are subject to contractual arrangements to pay contingent consideration to former owners of these businesses. The payment of obligations under these arrangements are uncertain, and even if payments are expected to be made the timing of these payments may be uncertain as well. These contingent consideration obligations are required to be recorded at fair value within the consolidated balance sheet and adjusted at each respective balance sheet date, with changes in the fair value being recognized in the consolidated statement of operations. The determination of fair value is dependent upon a number of factors, which include projections of future revenues, the probability of successfully achieving certain regulatory milestones, competitive entrants into the marketplace, the timing associated with the aforementioned criteria and marketplace data (e.g., interest rates). Several of these assumptions require projections several years into the future. Due to these inherent uncertainties, there is risk that the contingent consideration liabilities may be overstated or understated. Changes in economic and operating conditions impacting these assumptions are expected to impact future operating results, with the magnitude of the impact tied to the significance in the change in assumptions. For additional information, refer to Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.

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
The embedded derivative will be adjusted to fair value each reported period with changes in fair value subsequent to the issuance date recognized within other (expense) income in the consolidated statements of operations. The fair value of the embedded derivative is reflected within non-current liabilities in the consolidated balance sheet.
The fair value of the derivative is determined using the with-and-without model which compares the estimated fair value of the underlying debt instruments with the embedded feature to the estimated fair value of the underlying debt instruments without the embedded feature, with the difference representing the estimated fair value of the embedded derivative feature. The with-and-without model includes significant unobservable estimates, including an estimation of our probability of an asset sale. Management estimates the probability of the asset sale based on its assessment of entity specific factors and the status of on-going transaction negotiations, if any. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the embedded derivatives. For further details, refer to Note 20 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of the Annual Report.

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
We determine whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50.0% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not realized on the uncertain tax position, an income tax liability or a reduction to a deferred tax asset (“contra-DTA”), is established. We adjust these liabilities and contra-DTAs as a result of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.
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

Recently Issued Accounting Standards
See Note 4 of Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report for a discussion regarding recently issued accounting standards.

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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on SOFR plus a margin. As of December 27, 2024 (Successor), our outstanding debt included $388.4 million of variable-rate debt on our senior secured term loans. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense for fiscal 2024 would increase by approximately $3.9 million. However, we mitigate this exposure with our interest rate cap agreement. See Note 20 of Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information on the interest rate cap agreement.
The remaining outstanding debt as of December 27, 2024 (Successor) is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $2.3 million as of December 27, 2024 (Successor), with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

Item 8.	Financial Statements and Supplementary Data.

Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238).	90
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34).	92
Consolidated Statements of Operations for the fiscal year ended December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor) and the period from January 1, 2022 through June 16, 2022 (Predecessor).	93
Consolidated Statements of Comprehensive Operations for the fiscal year ended December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor) and the period from January 1, 2022 through June 16, 2022 (Predecessor).	94
Consolidated Balance Sheets as of December 27, 2024 (Successor) and December 29, 2023 (Successor).	95
Consolidated Statements of Cash Flows for the fiscal year ended December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor) and the period from January 1, 2022 through June 16, 2022 (Predecessor).	96
Consolidated Statement of Changes in Shareholders' Equity for the fiscal year ended December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor) and the period from January 1, 2022 through June 16, 2022 (Predecessor).	97
Notes to Consolidated Financial Statements.	98

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mallinckrodt plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Mallinckrodt plc and its subsidiaries (Successor) (the "Company") as of December 27, 2024, and the related consolidated statements of operations, of comprehensive operations, of changes in shareholders' equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
U.S. Rebate Reserves – Acthar Managed Care and Medicare
As described in Notes 4 and 6 to the consolidated financial statements, product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. These reserves result from estimated government-mandated (Medicare and Medicaid) and privately negotiated (Managed Care) rebates. These reserves are based on the expected value method and are classified as reductions of accounts receivable (if the amount is payable to the customer) or as a current liability (if the amount is payable to a party other than a customer). These estimates take into consideration relevant factors such as the Company's historical experience, estimated future trends, estimated customer inventory levels, current contractual agreements, and the level of utilization of the Company's products. Management adjusts these reserves to reflect differences between estimated and actual experience. The accrued rebates reserve balance related to Acthar Managed Care and Medicare was $39.8 million as of December 27, 2024.
The principal considerations for our determination that performing procedures relating to U.S. rebate reserves - Acthar Managed Care and Medicare is a critical audit matter are (i) the significant judgment by management when developing the estimate of the rebate reserves and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions related to historical experience and the level of utilization of the Company's products.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) developing an independent estimate of the U.S. rebate reserves - Acthar Managed Care and Medicare by utilizing third-party information on the level of utilization of the Company’s products, price, the terms of the current contractual agreements, and the historical experience of actual rebate claims paid; (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate; and (iii) testing, on a sample basis, rebate claims paid by the Company for Acthar Managed Care and Medicare, including evaluating those claims for consistency with the terms of the Company's contractual agreements.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 13, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Mallinckrodt plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Mallinckrodt plc (the "Company") as of December 29, 2023 (Successor Company balance sheet), the related consolidated statements of operations, comprehensive operations, changes in shareholders' equity, and cash flows for the period from November 15, 2023 through December 29, 2023 (Successor Company operations), for the period from December 31, 2022 through November 14, 2023 (Predecessor Company operations), for the period from June 17, 2022 through December 30, 2022 (Predecessor Company operations), and for the period from January 1, 2022 through June 16, 2022 (Predecessor Company operations), and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2023, and the results of its operations and its cash flows for the period from November 15, 2023 through December 29, 2023, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the period from December 31, 2022 through November 14, 2023, for the period from June 17, 2022 through December 30, 2022, and for the period from January 1, 2022 through June 16, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
As discussed in Note 1 to the financial statements, on March 2, 2022, and April 27, 2022, the United States Bankruptcy Court for the District of Delaware and the High Court of Ireland, respectively, entered an order confirming the fourth amended plan of reorganization and the scheme of arrangement, respectively, related to the 2020 bankruptcy proceedings, which became effective after the close of business on June 16, 2022. Accordingly, the accompanying financial statements for the period June 17, 2022 through December 30, 2022 were prepared in conformity with ASC 852 as a result of the 2022 fresh-start accounting and resulted in assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3 to the financial statements.
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

/s/ Deloitte & Touche LLP
St. Louis, Missouri
March 26, 2024, except for Notes 5 and 21, as to which the date is March 12, 2025.

We began serving as the Company's auditor in 2011. In 2024 we became the predecessor auditor.

MALLINCKRODT PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Net sales	$1,979.7	$243.0	$1,622.9	$1,039.7	$874.6
Cost of sales	1,152.6	179.1	1,300.5	991.0	582.0
Gross profit	827.1	63.9	322.4	48.7	292.6
Selling, general and administrative expenses	566.8	64.2	448.2	268.9	266.3
Research and development expenses	115.7	15.9	97.1	64.2	65.5
Restructuring charges, net	10.5	—	0.9	11.1	9.6
Non-restructuring impairment charges	—	2.6	135.9	—	—
Liabilities management and separation costs	43.9	1.4	157.7	21.2	9.0
Operating income (loss)	90.2	(20.2)	(517.4)	(316.7)	(57.8)
Interest expense	(228.3)	(28.3)	(507.2)	(324.3)	(108.6)
Interest income	27.0	0.9	14.7	3.9	0.6
Gain on divestiture (Note 5)	754.4	—	—	—	—
Loss on debt extinguishment, net	(19.7)	—	—	—	—
Other (expense) income, net	(9.1)	5.4	(6.5)	10.0	(14.6)
Reorganization items, net	—	(4.0)	(892.7)	(23.2)	(630.9)
Income (loss) from continuing operations before income taxes	614.5	(46.2)	(1,909.1)	(650.3)	(811.3)
Income tax expense (benefit)	137.9	(8.0)	(277.8)	(52.0)	(497.3)
Income (loss) from continuing operations	476.6	(38.2)	(1,631.3)	(598.3)	(314.0)
Income from discontinued operations, net of tax expense	1.3	—	—	0.2	0.9
Net income (loss)	$477.9	$(38.2)	$(1,631.3)	$(598.1)	$(313.1)

Basic income (loss) per share (Note 9):
Income (loss) from continuing operations	$24.20	$(1.94)	$(122.75)	$(45.43)	$(3.70)
Income from discontinued operations	0.07	—	—	0.02	0.01
Net income (loss)	$24.26	$(1.94)	$(122.75)	$(45.41)	$(3.69)
Basic weighted-average shares outstanding	19.7	19.7	13.3	13.2	84.8

Diluted income (loss) per share (Note 9):
Income (loss) from continuing operations	$24.11	$(1.94)	$(122.75)	$(45.43)	$(3.70)
Income from discontinued operations	0.07	—	—	0.02	0.01
Net income (loss)	$24.17	$(1.94)	$(122.75)	$(45.41)	$(3.69)
Diluted weighted-average shares outstanding	19.8	19.7	13.3	13.2	84.8
The accompanying notes are an integral part of these consolidated financial statements.

MALLINCKRODT PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in millions)

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Net income (loss)	$477.9	$(38.2)	$(1,631.3)	$(598.1)	$(313.1)
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(7.5)	5.2	(5.3)	2.1	(1.5)
Derivatives	—	—	5.7	—	—
Benefit plans	10.0	(1.6)	(0.8)	8.7	—
Total other comprehensive income (loss), net of tax	2.5	3.6	(0.4)	10.8	(1.5)
Comprehensive income (loss)	$480.4	$(34.6)	$(1,631.7)	$(587.3)	$(314.6)
The accompanying notes are an integral part of these consolidated financial statements.

MALLINCKRODT PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	Successor
	December 27, 2024	December 29, 2023
Assets
Current Assets:
Cash and cash equivalents	$382.6	$262.7
Accounts receivable, less allowance for doubtful accounts of $6.2 and $6.5	395.3	377.5
Inventories	664.9	982.7
Prepaid expenses and other current assets	186.3	138.9
Total current assets	1,629.1	1,761.8
Property, plant and equipment, net	390.6	321.7
Intangible assets, net	419.4	608.4
Deferred income taxes	651.8	801.0
Other assets	211.7	240.7
Total Assets	$3,302.6	$3,733.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$3.9	$6.5
Accounts payable	57.8	100.4
Accrued payroll and payroll-related costs	108.1	82.8
Accrued interest	9.2	20.1
Acthar Gel-Related Settlement liability	21.3	21.5
Accrued and other current liabilities	231.1	269.9
Total current liabilities	431.4	501.2
Long-term debt	909.5	1,755.9
Acthar Gel-Related Settlement	126.5	128.5
Pension and postretirement benefits	26.5	40.6
Environmental liabilities	34.3	35.1
Other income tax liabilities	25.7	19.6
Other liabilities	102.9	92.5
Total Liabilities	1,656.8	2,573.4
Commitments and contingencies (Note 19)
Shareholders' Equity:
Ordinary A shares, €1.00 par value, 25,000 authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value, 500,000,000 authorized; 19,696,335 issued and outstanding	0.2	0.2
Additional paid-in capital	1,199.8	1,194.6
Accumulated other comprehensive income	6.1	3.6
Retained earnings (deficit)	439.7	(38.2)
Total Shareholders' Equity	1,645.8	1,160.2
Total Liabilities and Shareholders' Equity	$3,302.6	$3,733.6
The accompanying notes are an integral part of these consolidated financial statements.

MALLINCKRODT PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Cash Flows From Operating Activities:
Net income (loss)	$477.9	$(38.2)	$(1,631.3)	$(598.1)	$(313.1)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	117.2	25.8	490.3	347.5	321.8
Share-based compensation	7.2	—	8.9	1.4	1.7
Deferred income taxes	158.1	(6.6)	(319.2)	(24.9)	(473.0)
Non-cash impairment charges	—	3.8	179.9	—	—
Gain on divestiture (Note 5)	(754.4)	—	—	—	—
Loss on debt extinguishment (Note 14)	19.7	—	—	—	—
Reorganization items, net	—	—	831.0	—	425.4
Non-cash (amortization) accretion expense	(4.3)	(0.7)	176.7	139.2	—
Other non-cash items	18.8	6.7	14.2	16.8	35.3
Changes in assets and liabilities:
Accounts receivable, net	(30.2)	88.6	(65.5)	(18.1)	49.8
Inventories	261.5	51.1	108.2	267.9	(33.2)
Accounts payable	(26.3)	25.8	(37.2)	8.1	(3.6)
Accrued consulting fees	(20.8)	(6.8)	25.0	(90.7)	0.1
Income taxes	(46.0)	(1.7)	169.3	(30.1)	(26.9)
Opioid-Related Litigation Settlement liability	—	—	(250.0)	—	—
Acthar Gel-Related Litigation Settlement liability	(21.4)	—	(16.5)	—	—
Payment of claims	—	—	—	—	(629.0)
Other	3.7	30.6	(95.9)	28.1	2.4
Net cash from operating activities	160.7	178.4	(412.1)	47.1	(642.3)
Cash Flows From Investing Activities:
Capital expenditures	(113.2)	(8.5)	(53.9)	(28.8)	(33.4)
Proceeds from divestiture, net of divested cash (Note 5)	876.2	—	—	70.0	—
Proceeds from debt and equity securities	22.6	—	—	—	—
Other	4.9	0.9	1.2	(13.7)	0.4
Net cash from investing activities	790.5	(7.6)	(52.7)	27.5	(33.0)
Cash Flows From Financing Activities:
Issuance of external debt	—	—	380.0	—	650.0
Repayment of external debt	(782.1)	(102.2)	(102.6)	(50.1)	(904.6)
Makewhole premium (Note 14)	(63.7)	—	—	—	—
Debt financing costs	—	—	(4.1)	—	(24.1)
Other	(0.6)	—	(0.1)	(4.0)	—
Net cash from financing activities	(846.4)	(102.2)	273.2	(54.1)	(278.7)
Effect of currency rate changes on cash	(2.5)	1.4	(1.7)	(1.1)	(3.9)
Net change in cash, cash equivalents and restricted cash	102.3	70.0	(193.3)	19.4	(957.9)
Cash, cash equivalents and restricted cash at beginning of period	343.4	273.4	466.7	447.3	1,405.2
Cash, cash equivalents and restricted cash at end of period	$445.7	$343.4	$273.4	$466.7	$447.3

Cash and cash equivalents at end of period	$382.6	$262.7	$186.7	$409.5	$297.9
Restricted cash included in prepaid expenses and other assets at end of period (Note 18)	21.5	40.8	47.0	20.6	113.0
Restricted cash included in other long-term assets at end of period (Note 18)	41.6	39.9	39.7	36.6	36.4
Cash, cash equivalents and restricted cash at end of period	$445.7	$343.4	$273.4	$466.7	$447.3

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$232.0	$9.0	$316.8	$164.1	$111.5
Cash paid (received) for income taxes, net	25.7	0.3	(128.0)	3.0	3.0
The accompanying notes are an integral part of these consolidated financial statements.

MALLINCKRODT PLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 31, 2021 (Predecessor)	94.3	$18.9	9.6	$(1,616.1)	$5,597.8	$(3,678.9)	$(8.3)	313.4
Net loss	—	—	—	—	—	(313.1)	—	(313.1)
Other comprehensive loss	—	—	—	—	—	—	(1.5)	(1.5)
Share-based compensation	—	—	—	—	1.7	—	—	1.7
Cancellation of Predecessor equity	(94.3)	(18.9)	(9.6)	1,616.1	(5,599.5)	3,992.0	9.8	(0.5)
Issuance of common stock	13.2	0.1	—	—	2,189.6	—	—	2,189.7
Issuance of Opioid Warrants	—	—	—	—	13.9	—	—	13.9
Balance as of June 16, 2022 (Predecessor)	13.2	$0.1	—	$—	$2,203.5	$—	$—	$2,203.6
Net loss	—	—	—	—	—	(598.1)	—	(598.1)
Other comprehensive income	—	—	—	—	—	—	10.8	10.8
Share-based compensation	—	—	—	—	1.4	—	—	1.4
Repurchase of Opioid Warrants	—	—	—	—	(13.9)	9.9	—	(4.0)
Balance as of December 30, 2022 (Predecessor)	13.2	$0.1	—	$—	$2,191.0	$(588.2)	$10.8	$1,613.7
Net loss	—	—	—	—	—	(1,631.3)	—	(1,631.3)
Other comprehensive loss	—	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation	—	—	—	—	8.9	—	—	8.9
Vesting of restricted shares	0.3	—	0.1	(0.1)	—	—	—	(0.1)
Cancellation of Predecessor equity	(13.5)	(0.1)	(0.1)	0.1	(2,199.9)	2,219.5	(10.4)	9.2
Issuance of common stock	19.7	0.2	—	—	1,169.5	—	—	1,169.7
Issuance of Opioid Contingent Value Rights	—	—	—	—	25.1	—	—	25.1
Balance as of November 14, 2023 (Predecessor)	19.7	$0.2	—	$—	$1,194.6	$—	$—	$1,194.8
Net loss	—	—	—	—	—	(38.2)	—	(38.2)
Other comprehensive income	—	—	—	—	—	—	3.6	3.6
Balance as of December 29, 2023 (Successor)	19.7	$0.2	—	$—	$1,194.6	$(38.2)	$3.6	$1,160.2
Net income	—	—	—	—	—	477.9	—	477.9
Other comprehensive income	—	—	—	—	—	—	2.5	2.5
Share-based compensation	—	—	—	—	5.2	—	—	5.2
Balance as of December 27, 2024 (Successor)	19.7	$0.2	—	$—	$1,199.8	$439.7	$6.1	$1,645.8
 The accompanying notes are an integral part of these consolidated financial statements.

MALLINCKRODT PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share data and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc is a global business of multiple wholly owned subsidiaries (collectively, “Mallinckrodt” or “the Company”) that develop, manufacture, market and distribute specialty pharmaceutical products and therapies.
The Company operates our business in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes specialty generic drugs and active pharmaceutical ingredients (“API(s)”).
The Company is incorporated and maintains its principal executive offices in Ireland. The Company continues to be subject to United States (“U.S.”) Securities and Exchange Commission (“SEC”) reporting requirements.

Basis of Presentation
2023 Chapter 11 Cases
On August 28, 2023 (“2023 Petition Date”), the Company voluntarily initiated Chapter 11 proceedings (“2023 Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the U.S. Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On September 20, 2023, the directors of the Company initiated examinership proceedings with respect to Mallinckrodt plc by presenting a petition to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 seeking the appointment of an examiner to Mallinckrodt plc. On October 10, 2023, the Bankruptcy Court entered an order confirming a plan of reorganization (“2023 Plan”). Subsequent to the Bankruptcy Court’s order confirming the 2023 Plan, the High Court of Ireland made an order confirming a scheme of arrangement on November 10, 2023, which is based on and consistent in all respects with the 2023 Plan (“2023 Scheme of Arrangement”). The 2023 Plan and the 2023 Scheme of Arrangement became effective on November 14, 2023, (“2023 Effective Date”), and the Company emerged from the 2023 Chapter 11 Cases and the Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”) on that date. See Note 2 for further information on the 2023 Plan and emergence from the 2023 Bankruptcy Proceedings.
2020 Chapter 11 Cases
On October 12, 2020 (“2020 Petition Date”), the Company voluntarily initiated Chapter 11 proceedings (“2020 Chapter 11 Cases”). On March 2, 2022, the Bankruptcy Court entered an order confirming a plan of reorganization (“2020 Plan”). Subsequent to the Bankruptcy Court’s order confirming the 2020 Chapter 11 Cases, the High Court of Ireland made an order confirming a scheme of arrangement on April 27, 2022, which was based on and consistent in all respects with the 2020 Plan (“2020 Scheme of Arrangement”). On June 8, 2022, the Bankruptcy Court entered an order approving a minor modification to the 2020 Plan. The 2020 Plan became effective on June 16, 2022 (“2020 Effective Date”), and the Company emerged from the 2020 Chapter 11 Cases and the Irish examinership proceedings (together, the “2020 Bankruptcy Proceedings”) on that date. See Note 2 for further information on the 2020 Plan and emergence from the 2020 Bankruptcy Proceedings.
Adoption of Fresh-Start Accounting
Upon emergence from both the 2023 Bankruptcy Proceedings on November 14, 2023 and the 2020 Bankruptcy Proceedings on June 16, 2022, the Company adopted fresh-start accounting in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 852 - Reorganizations (“ASC 852”), and became a new entity for financial reporting purposes as of each of the 2020 Effective Date and the 2023 Effective Date. References to "Successor" relate to the financial position as of December 27, 2024 and December 29, 2023 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to “Predecessor” relate to the financial position as of December 30, 2022 and results of operations of the Company for the period December 31, 2022 through November 14, 2023, the period June 17, 2022 through December 30, 2022, and for the periods prior to, and including June 16, 2022. All emergence-related transactions related to the 2020 Effective Date and the 2023 Effective Date were recorded as of June 16, 2022 and November 14, 2023, respectively. Accordingly, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor periods and the consolidated financial statements for the Predecessor periods June 17, 2022 through December 30, 2022 and December 31, 2022 through November 14, 2023 are not comparable to the consolidated financial statements for the Predecessor period prior to and including June 16, 2022. See Note 3 for further information.

The consolidated financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation and all normal recurring adjustments necessary for a fair presentation have been included in the results reported.
The Company's significant accounting policies are described within Note 5. In connection with the adoption of fresh-start accounting on the 2020 Effective Date, the Company elected to make an accounting policy change as described below:
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

Fiscal Year
The Company reports its results based on a “52-53 week” year ending on the last Friday of December. The year ended December 27, 2024 (Successor) (“fiscal 2024”), the combined periods of December 31, 2022 through November 14, 2023 (Predecessor) and November 15, 2023 through December 29, 2023 (Successor) (“fiscal 2023”) and the combined periods of January 1, 2022 through June 16, 2022 (Predecessor) and June 17, 2022 through December 30, 2022 (Predecessor) (“fiscal 2022”) consisted of 52 weeks.

2.	Emergence from Voluntary Reorganization
During the pendency of the 2023 and 2020 Bankruptcy Proceedings, the Company and each of the respective debtors and debtors in-possession in the 2023 Chapter 11 Cases (“2023 Debtors”) and the 2020 Chapter 11 Cases (“2020 Debtors”) operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the 2023 and 2020 Debtors were authorized to continue to operate as ongoing businesses, and were allowed to pay all debts and honor all obligations arising in the ordinary course of their businesses after the respective 2023 and 2020 Petition Dates. However, the 2023 and 2020 Debtors were not allowed to pay third-party claims or creditors on account of obligations arising before the respective 2023 or 2020 Petition Dates or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.
Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the 2023 and 2020 Debtors, as well as most litigation pending against the Company as of the 2023 and 2020 Petition Dates, were subject to an automatic stay. See “Plan of Reorganization” below for the distributions to creditors and interest holders.

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
•The pre-petition first lien creditors also received 92.3% of the 2023 Debtors’ reorganized equity (subject to dilution from equity reserved under the management incentive program (“MIP”) and the Opioid CVRs (as defined below) if equity settled), plus cash in an amount sufficient to repay in full accrued and unpaid interest on the pre-petition first lien debt, and Second-Out Takeback Debt (as defined below);
•Pre-petition second lien debt was eliminated in its entirety, with pre-petition second lien creditors receiving 7.7% of the 2023 Debtors’ reorganized equity (subject to dilution from equity reserved under the MIP and the Opioid CVRs, if equity settled);
•The 2023 Debtors’ remaining opioid-related litigation settlement payment obligations (including the $200.0 million installment payment originally due on June 16, 2023) were permanently eliminated, subject to the Company (a) making a $250.0 million payment to the Opioid Master Disbursement Trust II (“Trust”) prior to the commencement of the 2023 Chapter 11 Cases (which was made on August 24, 2023) and (b) entering into the CVR Agreement (as defined below);
•The 2023 Debtors’ non-monetary obligations to the Trust were generally preserved, including the compliance-related operating injunction;
•All other claims against the 2023 Debtors (with the exception of subordinated securities claims) were treated as unimpaired, including the 2020 Debtors’ settlement under the 2020 Plan with governmental entities regarding Acthar® Gel (repository corticotropin injection) (“Acthar Gel”), and the associated Corporate Integrity Agreement, and also trade liabilities; and
•All of Mallinckrodt ordinary shares were cancelled for no consideration.
Contingent Value Right Agreement
On the 2023 Effective Date and pursuant to the 2023 Plan, the Company entered into a contingent value right agreement (“CVR Agreement”) with the Trust. Pursuant to the terms of the CVR Agreement, the Company issued 1,036,649 contingent value rights (“Opioid CVRs”) to the Trust, which Opioid CVRs entitle the Trust to receive from the Company, when exercised, an amount in cash equal to (a) the Market Price (as defined in the CVR Agreement) of one new ordinary share of the Company (subject to adjustment as described in the CVR Agreement) at the time of exercise less (b) $99.36 (subject to adjustment as described in the CVR Agreement) (“Cash Payment”), subject to the right of the Company to, at its option but subject to certain conditions, issue new ordinary shares to the Trust in lieu of making some or all of the Cash Payment due upon exercise in accordance with the terms of the CVR Agreement. The Opioid CVRs are exercisable at any time for four years after the 2023 Effective Date.
Upon entering into the CVR Agreement the terms of the final amendment to the opioid-related litigation settlement (“Opioid-Related Litigation Settlement”) obligation agreement (“Opioid Deferred Cash Payment Agreement”) and the Company's prior obligation to pay all remaining Opioid-Related Litigation Settlement payment obligations (“Opioid Deferred Cash Payment”) were permanently eliminated. For further discussion of the Opioid-Related Litigation Settlement, refer to Note 19.
Registration Rights Agreement
On the 2023 Effective Date and pursuant to the 2023 Plan, the Company entered into a registration rights agreement (“Registration Rights Agreement”) with certain owners of new ordinary shares (any owner of new ordinary shares, a “Company Shareholder”). Pursuant to the terms of the Registration Rights Agreement, following an initial public offering, any Company Shareholder that owns 1% or more of the new ordinary shares (calculated in accordance with the Registration Rights Agreement) shall have customary “piggyback” registration rights. In addition, 180 days following an initial public offering, any Company Shareholder owning at least 15% of the new ordinary shares (calculated in accordance with the Registration Rights Agreement) shall have the right to initiate up to three (3) demand registrations each, subject to customary exceptions.
Information Rights Deed
On the 2023 Effective Date and pursuant to the 2023 Plan, the Company entered into a deed poll (“Information Rights Deed”) for the benefit of each Company Shareholder that (i) has executed and delivered to the Company a confidentiality agreement substantially in the form appended thereto (each, a “Confidentiality Agreement”) and (ii) is not a person designated on the list of Company competitors maintained by the Company’s Board of Directors (such Company Shareholder, an “Information Rights Holder”).
Pursuant to the terms of the Information Rights Deed, the Company will provide each Information Rights Holder with (i) quarterly unaudited financial statements within 60 days following each quarter’s end and (ii) annual audited financial statements within 120 days following each fiscal year’s end (together, the “Financial Statements”). Upon the written request of an Information Rights Holder, the Company will also provide a copy of the register of members of the Company then in effect, regular updates on any process initiated under Article 43 of the Company’s new articles of association as well as any such additional information that an Information Rights Holder may reasonably request as required for regulatory, tax or compliance purposes. In addition, the Company will schedule a teleconference with all Information Rights Holders between five (5) and twenty (20) business days after the delivery of each Financial Statement to discuss the Company’s business, financial condition and financial performance, prospects, liquidity and capital resources. The foregoing information rights are subject to customary exceptions.

New Takeback Debt
On the 2023 Effective Date and pursuant to the 2023 Plan, Mallinckrodt International Finance S.A. (“MIFSA”) and Mallinckrodt CB LLC (“MCB” and, together with MIFSA, the “Issuers”), each of which is a subsidiary of the Company, (i) entered into a new senior secured first lien term loan facility with an aggregate principal amount of approximately $871.4 million (“Takeback Term Loans”), consisting of approximately $229.4 million of “first-out” Takeback Term Loans (“First-Out Takeback Term Loans”) and approximately $642.0 million of “second-out” Takeback Term Loans (“Second-Out Takeback Term Loans”) and (ii) issued approximately $778.6 million in aggregate principal amount of “second-out” 14.75% senior secured first lien notes due 2028 (“Takeback Notes”) and, together with the Second-Out Takeback Term Loans, the “Second-Out Takeback Debt” and, together with the Takeback Term Loans, the “Takeback Debt”).
All allowed claims (“DIP Claims”) under the Senior Secured Debtor-In-Possession Credit Agreement, dated as of September 8, 2023 (“DIP Credit Agreement”), by and among the Company, MIFSA and MCB, as debtors and debtors-in-possession, the lenders from time to time party thereto, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Acquiom Agency Services LLC, as collateral agent, not otherwise satisfied in cash were converted on a dollar-for-dollar basis into First-Out Takeback Term Loans.
Each holder of an allowed claim related to the outstanding 10.00% first lien senior secured notes due 2025 issued by certain of the Company’s subsidiaries (“2025 First Lien Notes”) pursuant to the indenture, dated as of April 7, 2020, the outstanding 11.50% first lien senior secured notes due 2028 issued by certain of the Company’s subsidiaries (“2028 First Lien Notes” and, together with the 2025 First Lien Notes, the “First Lien Notes”) pursuant to the indenture, dated as of June 16, 2022, or the first lien senior secured term loans due 2027 borrowed by certain of the Company’s subsidiaries pursuant to the credit agreement, dated as of June 16, 2022, by and among the Company, certain of its subsidiaries and the lenders party thereto, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Deutsche Bank AG New York Branch, as collateral agent (“First Lien Term Loans” and, collectively with the First Lien Notes, the “First Lien Debt”), elected to receive such Takeback Debt either in the form of Second-Out Takeback Term Loans or Takeback Notes.

2020 Plan
In accordance with the effectuated 2020 Plan, the following significant transactions occurred upon the Company's emergence from the 2020 Bankruptcy Proceedings on the 2020 Effective Date:
Resolution of Opioid-Related Claims.
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, all previous opioid claims against the Company and its subsidiaries were deemed to have been settled, discharged, waived, released and extinguished in full, and the Company and its subsidiaries ceased to have any liability or obligation with respect to such claims, which were treated in accordance with the 2020 Plan as follows:
◦Opioid claims were channeled to certain trusts, which were to receive $1,725.0 million in deferred payments from the Company and certain of its subsidiaries consisting of (i) a $450.0 million payment upon the 2020 Effective Date (of which $2.6 million was prefunded); (ii) a $200.0 million payment upon each of the first and second anniversaries of the 2020 Effective Date; (iii) a $150.0 million payment upon each of the third through seventh anniversaries of the 2020 Effective Date; and (iv) a $125.0 million payment upon the eighth anniversary of the 2020 Effective Date (collectively, the “Opioid Deferred Payments”) with the Company retaining an eighteen-month option to prepay outstanding Opioid Deferred Payments (other than the initial 2020 Effective Date payment) at a discount (and to prepay the Opioid Deferred Payments at their undiscounted value even after the expiration of such eighteen-month period). The Opioid Deferred Payments were unsecured and were guaranteed by Mallinckrodt and its subsidiaries that were borrowers, issuers or guarantors under the First Lien Term Loans, the 2028 First Lien Notes, the 2025 First Lien Notes, the 2025 Second Lien Notes (as defined below) and the 2029 Second Lien Notes (as defined below), and certain future indebtedness (subject to certain exceptions). The Opioid Deferred Cash Payments Agreement contained affirmative and negative covenants (including an obligation to offer to pay the Opioid Deferred Payments without discount upon the occurrence of certain change of control triggering events) and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the Opioid Deferred Cash Payments Agreement could result in the required repayment of all outstanding Opioid Deferred Payments and could cause a cross-default that could result in the acceleration of certain indebtedness of Mallinckrodt and its subsidiaries. The Opioid Deferred Cash Payments Agreement was subsequently permanently eliminated as discussed above in “2023 Plan.”
•Opioid claimants also received, in addition to other potential consideration, 3,290,675 warrants for approximately 19.99% of the Predecessor's new ordinary shares, with a nominal value $0.01 per share, after giving effect to the exercise of the warrants, but subject to dilution from equity reserved under the management incentive plan, exercisable at any time on or prior to the sixth anniversary of the 2020 Effective Date, at a strike price of $103.40 per ordinary share (“Opioid Warrants”).

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
Governmental Acthar Gel-Related Settlement
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, all claims of the U.S. Department of Justice (“DOJ”) and other governmental parties relating to Acthar Gel against the Company were deemed to have been settled, discharged, waived, released and extinguished in full, and the Company ceased to have any liability or obligation with respect to such claims, which were treated in accordance with the 2020 Plan and the terms of the settlement as summarized below:
•The Company entered into an agreement with the DOJ and other governmental parties to settle a range of litigation matters and disputes relating to Acthar Gel (“Acthar Gel-Related Settlement”) including a Medicaid lawsuit with the Centers for Medicare and Medicaid Services, a related False Claims Act (“FCA”) lawsuit in Boston, and an Eastern District of Pennsylvania (“EDPA”) FCA lawsuit principally relating to interactions of Acthar Gel's previous owner (Questcor Pharmaceuticals Inc.) with an independent charitable foundation. To implement the Acthar Gel-Related Settlement, the Company entered into two settlement agreements with the U.S. and certain relators. Under the Acthar Gel-Related Settlement, which was conditioned upon the Company commencing its 2020 Chapter 11 Cases and provided for the distributions the applicable claimants received under the 2020 Plan, the Company agreed to pay $260.0 million to the DOJ and other parties over seven years and reset Acthar Gel’s Medicaid rebate calculation as of July 1, 2020, such that state Medicaid programs would receive 100% rebates on Acthar Gel Medicaid sales, based on then-current Acthar Gel pricing. The $260.0 million in payments consists of (i) a $15.0 million payment upon the 2020 Effective Date; (ii) a $15.0 million payment upon the first anniversary of the 2020 Effective Date; (iii) a $20.0 million payment upon each of the second and third anniversaries of the 2020 Effective Date; (iv) a $32.5 million payment upon each of the fourth and fifth anniversaries of the 2020 Effective Date; and (v) a $62.5 million payment upon the sixth and seventh anniversaries of the 2020 Effective Date. Also in connection with the Acthar Gel-Related Settlement, the Company entered into (a) separate settlement agreements with certain states, the Commonwealth of Puerto Rico, the District of Columbia and the above-noted relators, which further implement the Acthar Gel-Related Settlement, and (b) a five-year corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services in March 2022. As a result of these agreements, upon effectiveness of the Acthar Gel-Related Settlement in connection with the effectiveness of the 2020 Plan, the U.S. Government dropped its demand for approximately $640 million in retrospective Medicaid rebates for Acthar Gel and agreed to dismiss the FCA lawsuit in Boston and the EDPA FCA lawsuit. Similarly, state and territory Attorneys General also dropped related lawsuits. In turn, the Company dismissed its appeal of the U.S. District Court for the District of Columbia's adverse decision in the Medicaid lawsuit, which was filed in the U.S. Court of Appeals for the District of Columbia Circuit.
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
•As of December 27, 2024 (Successor) and December 29, 2023 (Successor), the Company has $214.7 million and $236.1 million of remaining obligation with respect to the Acthar Gel-Related Litigation Settlement, respectively.
Satisfaction of Predecessor Term Loans and Repayment of Existing Revolver
On the 2020 Effective Date and pursuant to the 2020 Plan, the Issuers, each of which is a subsidiary of the Company, entered into a facility governing the First Lien Term Loans consisting of $1,392.9 million aggregate principal amount of 2017 replacement term loans (“2017 Replacement Term Loans”) and $369.7 million aggregate principal amount of 2018 replacement term loans (“2018 Replacement Term Loans”). Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, lenders holding allowed claims in respect of the predecessor senior secured term loans due September 2024 (“2024 Term Loans”) and predecessor senior secured term loans due February 2025 (“2025 Term Loans” and, together with the 2024 Term Loans, the “Predecessor Term Loans”) incurred by the Issuers received their pro rata share of the 2017 Replacement Term Loans (in the case of the 2024 Term Loans) or the 2018 Replacement Term Loans (in the case of the 2025 Term Loans) and payment in cash of an exit fee equal to 1.00% of the remaining principal amount of Predecessor Term Loans held by such lenders in satisfaction thereof.

Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, lenders’ allowed claims in respect of the existing $900.0 million senior secured revolving credit facility (“Predecessor Revolver”) incurred by the Issuers and certain of their respective subsidiaries were paid in full in cash.
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
Satisfaction of 10.00% Second Lien Senior Secured Notes due 2025
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, lenders holding allowed claims in respect of the Issuers’ existing 10.00% second lien senior secured notes due 2025 (“Predecessor 2025 Second Lien Notes”) in an aggregate principal amount of $322.9 million received their pro rata share of a like aggregate principal amount of new 10.00% second lien senior secured notes due 2025 (“2025 Second Lien Notes”) in satisfaction thereof.
Discharge of Mallinckrodt's Guaranteed Unsecured Notes
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, holders of allowed claims in respect of the Issuers' 5.75% senior notes due 2022, the 5.625% senior notes due 2023 and the 5.50% senior notes due 2025 (“Predecessor Guaranteed Unsecured Notes”) received their pro rata share of $375.0 million aggregate principal amount of new 10.00% second lien senior secured notes due 2029 (“2029 Second Lien Notes” and together with the 2025 Second Lien Notes, the “Second Lien Notes”) and 100% of the new 13,170,932 ordinary shares issued on the 2020 Effective Date, subject to dilution by the Opioid Warrants described above and the management incentive plan. Otherwise, pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, all claims in respect of the Predecessor Guaranteed Unsecured Notes and the indentures governing them were settled, discharged, waived, released and extinguished in full.
Resolution of Other Remaining Claims
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, certain trade claims and other general unsecured claims, including the claims of holders of the predecessor 4.75% senior notes due April 2023, against the 2020 Debtors were deemed to have been settled, discharged, waived, released and extinguished in full, and Mallinckrodt ceased to have any liability or obligation with respect to such claims, which were then treated in accordance with the 2020 Plan and the 2020 Scheme of Arrangement, which provided for the holders of such claims to share in $135.0 million in cash, plus other potential consideration, including but not limited to 35.0% of the proceeds of the sale of the StrataGraft® (allogeneic cultured keratinocytes and dermal fibroblasts in murine collagen - dsat) (“StrataGraft”) Priority Review Voucher (“PRV”) and $20.0 million payable upon the achievement of (1) U.S. Food and Drug Administration (“FDA”) approval of Terlivaz® (terlipressin) for injection (“Terlivaz”) and (2) cumulative net sales of $100.0 million of Terlivaz.
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
New Warrant Agreement and Warrant Termination Agreement
Pursuant to the 2020 Plan and the 2020 Scheme of Arrangement, on the 2020 Effective Date, Mallinckrodt entered into a warrant agreement and issued 3,290,675 Opioid Warrants to purchase ordinary shares to MNK Opioid Abatement Fund, LLC (“Initial Holder”), a wholly owned subsidiary of the Trust, a master disbursement trust established in accordance with the 2020 Plan. Each Opioid Warrant was initially exercisable for one ordinary share at an initial exercise price of $103.40 per ordinary share, subject to the cashless exercise provisions contained in the warrant agreement. The Opioid Warrants were exercisable from the date of issuance until the sixth anniversary of the 2020 Effective Date. The warrant agreement governing the Opioid Warrants contained customary anti-dilution adjustments in the event of any share dividends, share splits, distributions, issuance of additional shares or options, or certain other dilutive events.
On December 8, 2022, the Company, the Initial Holder and the Trust entered into an agreement to accelerate the expiration date of the Opioid Warrants and to terminate the warrant agreement in exchange for a payment by the Company of $4.0 million to the Initial Holder (“Warrant Termination Agreement”). At the closing of the transactions contemplated by the Warrant Termination Agreement, which also occurred on December 8, 2022, the Company and the warrant agent entered into an amendment to the warrant agreement that accelerated the expiration of the Opioid Warrants to such date. As a result of such expiration, the Opioid Warrants were cancelled and each of the warrant agreement and the registration rights agreement that were entered into on the 2020 Effective Date terminated in accordance with its terms.

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
Such order required that the Company make cash adequate protection payments on the Predecessor Revolver and Predecessor Term Loans for, among other things, unpaid pre-petition and post-petition fees, unpaid pre-petition interest (at the specified contract rate) and post-petition interest (at a rate equal to (1) the adjusted London Interbank Offered Rate (“LIBOR”), plus (2) the contract-specified applicable margin, and plus (3) an incremental 200 basis points), quarterly amortization payments on the Predecessor Term Loans and reimbursement of certain costs. Such order further required that the Company make cash adequate protection payments on the 2025 First Lien Notes and the Predecessor 2025 Second Lien Notes for, among other things, unpaid pre-petition and post-petition interest (at the specified non-default interest rate) and reimbursement of certain costs. On April 13, 2021, the 2020 Debtors received Bankruptcy Court approval of their motion to amend the final cash collateral order as of March 22, 2021 to pay post-petition interest on the Predecessor Term Loans at a rate equal to (1) the adjusted LIBOR, plus (2) the contract-specified applicable margin, and plus (3) an incremental 250 basis points for its Predecessor Term Loans. The cash collateral order expired on June 16, 2022 (Predecessor).
Interest expense incurred and paid with respect to the incremental adequate protection payments of 200 basis points and 250 basis points on the Predecessor Revolver and the Predecessor Term Loans, respectively, were as follows:

Predecessor
Period from January 1, 2022 through June 16. 2022
Interest expense incurred for adequate protection payments	$28.8
Cash paid for adequate protection payments	28.8

Contractual interest
While the 2023 Chapter 11 Cases were pending, the Company was not accruing interest on the Second Lien Notes as of the 2023 Petition Date on a go-forward basis as the 2023 Debtors did not anticipate making interest payments due under the Second Lien Notes. The total aggregate amount of interest payments contractually due under the predecessor Second Lien Notes for the period December 31, 2022 to November 14, 2023 (Predecessor), which the Company did not pay, was $48.5 million. The 2023 Debtors paid all interest payments in full as they came due under the predecessor First Lien Debt.
While the 2020 Chapter 11 Cases were pending, the Company was not accruing interest on its predecessor unsecured debt instruments as of the 2020 Petition Date on a go-forward basis as the 2020 Debtors did not anticipate making interest payments due under their respective predecessor unsecured debt instruments; however, the 2020 Debtors expected to pay all interest payments in full as they came due under their respective predecessor senior secured debt instruments. The total aggregate amount of interest payments contractually due under the Company's predecessor unsecured debt instruments, which the Company did not pay as the obligation was extinguished pursuant to the 2020 Plan, was $46.5 million for the period January 1, 2022 through June 16, 2022 (Predecessor).

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

Consolidated Balance Sheet
The four-column consolidated balance sheet as of the 2023 Effective Date included herein, applies effects of the 2023 Plan (reflected in the column “Reorganization Adjustments”) and fresh-start accounting (reflected in the column “Fresh-Start Adjustments”) to the carrying values and classifications of assets or liabilities. Upon adoption of fresh-start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor prior to the adoption of fresh-start accounting for periods ended on or prior to the 2023 Effective Date are not comparable to those of the Successor. The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions.
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
All Predecessor debt was classified as liabilities subject to compromise (“LSTC”) as of the 2023 Effective Date except for the DIP Credit Agreement and the receivables financing facility. The receivables financing facility, with an outstanding balance of $98.7 million, net of deferred financing fees, was reclassified to long-term debt as the maturity date was amended to December 2027 upon the effectuation of the 2023 Plan.
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
(h)Represents the reserve for $24.0 million related to the professional fees coupled with the current portion of the embedded derivative of $7.6 million related to certain of the Company's debt obligations. Refer to Note 20 for further information on the valuation of the embedded derivative.
(i)Represents the reinstatement of the Acthar Gel-Related Settlement liability from LSTC.
(j)Represents the non-current portion of the debt-related embedded derivative of $7.5 million as further described in Notes 20.

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
(r)Reflects the fair value adjustment related to the Company's intangible assets. The fair value of the completed technology intangible assets were determined using the income approach. The cash flows were discounted commensurate with the level of risk associated with each asset within its projected cash flows. The discount rates applied to the intangible assets consider the overall risk of the business, which reflects a level of risk commensurate with the Company having emerged from bankruptcy twice in the most recent two fiscal years. In addition, the intangible asset discount rates reflect differences in risk within each business segment, as well as the impact of certain tax attributes recorded on the balance sheet. The valuation used discount rates ranging from 13.5% through 52.5%, depending on the asset. See Note 13 for further information on intangible assets.
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
(w)Reflects the (i) fair value adjustment to the contingent value rights associated with Terlivaz (“Terlivaz CVR”) utilizing a net present value of a probability-weighted assessment estimated using a Monte Carlo simulation. The Company determined the fair value adjustment to be $14.9 million; and (ii) an increase to the Company's non-current lease liabilities of $12.7 million as described in footnote (t) above.
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

Consolidated Balance Sheet
The four-column consolidated balance sheet as of the 2020 Effective Date included herein, applies effects of the 2020 Plan (reflected in the column “Reorganization Adjustments”) and fresh-start accounting (reflected in the column “Fresh-Start Adjustments”) to the carrying values and classifications of assets or liabilities. Upon adoption of fresh-start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Company prior to the adoption of fresh-start accounting for periods ended on or prior to the 2020 Effective Date are not comparable to those of the Company after the 2020 Effective Date. The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions.

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
(1)The term Successor was used to illustrate the four-column consolidated balance sheet as of the 2020 Effective Date. Upon adoption of fresh-start accounting on the 2023 Effective Date, all balances in this four-column consolidated balance sheet became Predecessor period balances.

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
(i)The following table reconciles reorganization adjustments to accrued and other current liabilities:

Severance - Exiting Chief Executive Officer (“CEO”)	$5.7
Reinstatement of various successor obligations from LSTC	15.4
Success fees for professionals incurred on 2020 Effective Date	29.7
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
(l)Reflects reorganization adjustments consisting of (1) the reduction in federal and state net operating loss (“NOL”) carryforwards from cancellation of debt income (“CODI”) realized upon emergence from bankruptcy and limitations under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986 (“IRC”); (2) the net decrease in deferred tax assets resulting from reorganization adjustments; (3) the reduction in the valuation allowance on the Company's deferred tax assets and fresh-start adjustments consisting of (4) the net decrease in deferred tax liabilities resulting from fresh-start adjustments; and (5) the release of uncertain tax positions that are no longer required upon emergence from bankruptcy.
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
(t)Reflects the fair value adjustment related to the Company's intangible assets. The fair value of the completed technology and in-process research and development (“IPR&D”) intangible assets were determined using the income approach. The cash flows were discounted commensurate with the level of risk associated with each asset or its projected cash flows. The valuation used discount rates ranging from 13.0% through 15.0%, depending on the asset. The IPR&D discount rate was developed after assigning a probability of success to achieving the projected cash flows based on the current stages of development, inherent uncertainty in the FDA approval process and risks associated with commercialization of a new product.
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
(v)Reflects the write-off of (i) $6.1 million and $16.7 million of current and non-current asbestos-related defense costs, respectively; and (ii) an adjustment of $6.9 million to increase the Company's total lease liabilities as a result of the revaluation of the lease obligations as described in footnote (u) above.
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
The period November 15, 2023 through December 29, 2023 (Successor) included professional fees associated with the implementation of the 2023 Plan incurred after the 2023 Effective Date that are directly related to the restructuring and reorganization of the Company. The period December 31, 2022 through November 14, 2023 (Predecessor) primarily included a gain on the settlement of LSTC of $1,966.0 million partially offset by a loss of $1,452.7 million on fresh-start adjustment and $1,139.5 million of adjustments of claims to their estimated allowed claim amount as a result of the emergence from the 2023 Bankruptcy Proceedings.
The period June 17, 2022 through December 30, 2022 (Predecessor) included professional fees associated with the implementation of the 2020 Plan incurred after the 2020 Effective Date that are directly related to the restructuring and reorganization of the Company. The period January 1, 2022 through June 16, 2022 (Predecessor) included a loss on fresh-start adjustments of $1,354.6 million partially offset by a gain on settlement of LSTC of $943.7 million as a result of the emergence from the 2020 Bankruptcy Proceedings.
Cash paid for reorganization items, net for the period November 15, 2023 through December 29, 2023 (Successor), December 31, 2022 through November 14, 2023 (Predecessor), June 17, 2022 through December 30, 2022 (Predecessor) and January 1, 2022 through June 16, 2022 (Predecessor) were $0.8 million, $22.6 million, $18.4 million and $304.1 million, respectively.
Reorganization items, net, were comprised of the following:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Gain on settlements of LSTC	$—	$(1,966.0)	$—	$(943.7)
Loss on fresh-start adjustments	—	1,452.7	—	1,354.6
Adjustments of other claims	—	1,139.5	—	5.4
Professional and other service provider fees	4.0	61.7	23.2	161.1
Success fees for professional service providers	—	—	—	44.3
Debt financing	—	154.6	—	—
Debt valuation adjustments	—	21.2	—	—
Write off of prepaid premium for directors and officers' insurance policies, net, and directors fees	—	20.0	—	9.2
Acceleration of the vesting of Predecessor equity awards upon the 2023 Effective Date	—	9.0	—	—
Total reorganization items, net	$4.0	$892.7	$23.2	$630.9

4.	Summary of Significant Accounting Policies
Revenue Recognition
Product Sales Revenue
The Company sells its products through independent channels which are considered its customers, including direct to retail pharmacies, direct to hospitals and other institutions and through distributors. The Company also enters into arrangements with health care providers and payers, wholesalers, government agencies, institutions, managed care organizations and group purchasing organizations to establish contract pricing for certain products that provide for government-mandated (Medicare and Medicaid) and/or privately-negotiated (Managed Care) rebates, sales incentives, chargebacks, distribution service agreements fees, fees for services and administration fees and discounts with respect to the purchase of the Company’s products.
Reserve for Variable Considerations
Product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. These reserves result from estimated government-mandated (Medicare and Medicaid) and/or privately-negotiated (Managed Care) rebates, sales incentives, chargebacks, distribution service agreements fees, fees for services and administration fees and discounts that are offered within contracts between the Company and its customers and , health care providers and payers, government agencies, institutions, managed care organizations and group purchasing organizations health care providers and payers relating to the sale of the Company's products. These reserves are based on the expected value method and are classified as reductions of accounts receivable (if the amount is payable to the customer) or as a current liability (if the amount is payable to a party other than a customer). These estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, estimated future trends, estimated customer inventory levels, current contractual agreements, and the level of utilization of the Company’s products. Overall, these reserves reflect the Company’s best estimate of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained (reduced) and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company adjusts reserves for chargebacks, government-mandated (Medicare and Medicaid) rebates, privately negotiated (Managed Care) rebates, product returns and other sales deductions to reflect differences between estimated and actual experience either on a monthly or quarterly basis (dependent on the deduction type). Such adjustments impact the amount of net sales recognized in the period of adjustment.
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
Cost to obtain a contract
As the majority of the Company's contracts are short-term in nature, sales commissions are generally expensed when incurred as the amortization period would have been less than one year. These costs are recorded within SG&A in the consolidated statements of operations. For contracts that extend beyond one year, the incremental expense recognition matches the recognition of related revenue.

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
Product Royalty Revenues
The Company licensed certain rights to Amitiza® (lubiprostone) (“Amitiza”) to third parties in exchange for royalties on net sales of the product. The Company recognized such royalty revenue as the related sales occurred.
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
Shipping and Handling Costs
Shipping costs, which are costs incurred to physically move product from the Company's premises to the customer's premises, are classified as SG&A. Handling costs, which are costs incurred to store, move and prepare product for shipment, are classified as cost of sales. Shipping costs included in SG&A expenses in continuing operations were as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Shipping costs	$22.5	$3.5	$22.3	$13.9	$12.8

Research and Development
Internal research and development costs are expensed as incurred. Research and development (“R&D”) expenses include salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, medical affairs and other costs.
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

Restructuring
The Company recognizes charges associated with the Board of Directors approved restructuring programs designed to transform its business and improve its cost structure. Restructuring charges can include severance costs, infrastructure charges, distributor contract cancellations and other items. The Company accrues for costs when they are probable and reasonably estimable.

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

Assets and Liabilities Held for Sale and Gain on Divestitures
Assets and liabilities to be disposed of together as a group in a single transaction (“disposal groups”) are classified as held for sale if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. Held for sale classification is required when the six criteria in ASC 360 - Property, Plant and Equipment are met. This generally occurs when an agreement to sell exists, or management has committed to a plan to sell the assets within one year.
The long-lived assets included in a disposal group are reported at the lower of their carrying value or fair value less cost to sell, beginning in the period the held for sale criteria are met. Fair value is determined using acceptable valuation principles, such as the excess earnings, relief from royalty, lost profit or cost method, or a market-based measurement, as applicable. Prior to disposal, losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of any cumulative losses previously recognized. Any gains or losses not previously recognized that result from the sale of a disposal group shall be recognized at the date of sale. Depreciation and amortization expense are not recorded on long-lived assets included within the disposal group. Gains or loss on the sale of businesses are recognized upon disposition.

Income (Loss) Per Share
Income (loss) per share is computed by dividing net income (loss) by the number of weighted-average shares outstanding during the period. Diluted income per share is computed using the weighted-average shares outstanding and, if dilutive, potential ordinary shares outstanding during the period. Potential ordinary shares represent the incremental ordinary shares issuable for restricted share units. The Company calculates the dilutive effect of outstanding restricted share units on income per share by application of the treasury stock method. Dilutive securities, including participating securities, are not included in the computation of income per share if the impact would have been anti-dilutive.

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

Inventories
Inventories are recorded at the lower of cost or net realizable value, using the first-in, first-out convention. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors.

Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and impairment. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Depreciation for property, plant and equipment, other than land and construction in process, is generally based upon the following estimated useful lives, using the straight-line method:

Buildings	10	to	45 years
Leasehold improvements	Remaining term of lease
Capitalized software	8	to	10 years
Machinery and equipment	5	to	15 years
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

Leases
The Company assesses all contracts at inception to determine whether a lease exists. The Company leases office space, manufacturing and warehousing facilities, equipment and vehicles, which are generally operating leases. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; the Company recognizes operating lease expense for these leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. The Company's lease agreements generally do not contain variable lease payments or any material residual value guarantees.
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

Intangible Assets
Intangible assets acquired in a business combination are recorded at fair value, while intangible assets acquired in other transactions are recorded at cost. Intangible assets with finite useful lives are amortized according to the pattern in which the economic benefit of the asset is used up over their estimated useful lives, using either the straight-line method or the sum-of-the-years digits method.
Amortization expense related to completed technology is included in cost of sales.

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
The Company determines whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50.0% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not realized on the uncertain tax position, an income tax liability or a reduction to a deferred tax asset (“contra-DTA”) is established. Interest and penalties on income tax obligations, associated with uncertain tax positions, are included in the provision for income taxes.
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
The Company evaluated the embedded feature and determined that it was not clearly and closely related to the underlying debt instruments and did not qualify for any scope exceptions set forth in the accounting standards. Accordingly, this embedded feature is required to be bifurcated from its host instruments and accounted for separately as an embedded derivative liability. As a result, the Company records the fair value of the embedded derivatives as a liability on its consolidated balance sheet.

The embedded derivative will be adjusted to fair value each reported period with changes in fair value subsequent to the issuance date recognized within other income (expense) in the consolidated statements of operations. The debt derivative liability was zero and $15.1 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively, and was recorded within accrued and other current liabilities in the consolidated balance sheet as of December 29, 2023 (Successor).
The fair value of the derivative is determined using the with-and-without model which compares the estimated fair value of the underlying debt instruments with the embedded feature to the estimated fair value of the underlying debt instruments without the embedded feature, with the difference representing the estimated fair value of the embedded derivative feature. The with-and-without model includes significant unobservable estimates, including an estimation of the Company’s probability of an asset sale. Management estimates the probability of the asset sale based on its assessment of entity specific factors and the status of on-going transaction negotiations, if any. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the embedded derivatives. For further details, refer to Note 20.

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

Recently Issued Accounting Pronouncements
Recently Issued Accounting Standards Adopted
The Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in November 2023. This Accounting Standards Update (“ASU”) expands on reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The required disclosure, which is on an annual and interim basis, specifies that significant segment expenses are expenses that are regularly provided to the chief operating decision maker and are used to evaluate performance by segment to make decisions about resource allocations. ASU 2023-07 is effective for the Company beginning with the fiscal year ending December 27, 2024 and interim periods within the fiscal year ending December 26, 2025. The Company adopted this standard retrospectively, as required, effective for the fiscal year ending December 27, 2024, resulting in incremental disclosures. Refer to Note 21 for additional information.

Recently Issued Accounting Standards Not Yet Adopted
The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in December 2023. This ASU requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the “rate reconciliation”) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. ASU 2023-09 is effective for the Company for the fiscal year ending December 26, 2025. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires new financial statement disclosures about the nature, amount, and timing of relevant expense categories underlying income statement expense, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.
No other new accounting pronouncement issued or effective during the fiscal year has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

5.	Divestiture
On August 3, 2024, the Company entered into a Purchase and Sale Agreement for the Company’s Therakos business for a base purchase price of $925.0 million. On November 29, 2024, the Company completed the divestiture of its Therakos business for total cash consideration of $887.6 million, net of preliminary purchase price adjustments (“Initial Net Purchase Price”). The Company recorded a gain on sale of $754.4 million, comprised of the $887.6 million of initial net proceeds less the elimination of $125.5 million of net assets divested and $7.7 million in success-based professional fees. The Company was required to use the proceeds to make a mandatory prepayment on certain portions of its debt, which are further described in Note 14.
The Therakos business did not qualify as discontinued operations as it did not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The following table summarizes income (loss) from continuing operations before income taxes for the Therakos business, which was reflected within the Specialty Brands segment through the divestiture date. Certain amounts that the Company considers to be non-operational are excluded from income (loss) from continuing operations before income taxes for the Therakos business. These items may include, but are not limited to, corporate and unallocated expenses and liabilities management and separation costs.

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Income (loss) from continuing operations before income taxes (1)	$66.7	$5.1	$(27.4)	$(79.1)	$37.3
(1)Includes inventory step-up expense of $66.3 million, $13.0 million, $30.1 million, $62.3 million and zero during the year ended December 27, 2024 (Successor) the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor). Also includes intangible asset amortization of $16.1 million, $4.6 million, $142.7 million, $102.7 million and $35.5 million during the year ended December 27, 2024 (Successor) the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively.
Transaction Incentive Plan
On February 2, 2024, the Board of Directors adopted a transaction incentive plan (as amended on August 4, 2024 and December 2, 2024, the “A&R TrIP”), which is intended to compensate designated Mallinckrodt executive officers and directors with bonus payments to be made upon the consummation of qualifying strategic transactions and dispositions (each, a “Qualifying Transaction”). Each bonus payment earned under the A&R TrIP will be generally delivered 50% in connection with closing of the applicable Qualifying Transaction and 50% on the earlier of (a) December 31, 2026 and (b) a significant asset transaction, as defined in the A&R TrIP (“Final Payment Date”); provided, however that in the event that a Qualifying Transaction closes following a qualifying significant event or a significant asset transaction, 100% of the applicable bonus payment earned with respect to such Qualifying Transaction generally will be paid in connection with closing of such Qualifying Transaction or, if later, when the associated proceeds are received. The A&R TrIP is effective from January 1, 2024 through the Final Payment Date. The service period required related to the Therakos divestiture for the A&R TrIP is August 3, 2024 through the Final Payment Date.
In accordance with the A&R TrIP, the Company made payments of $13.6 million to participants during the year ended December 27, 2024. Subject to the finalization of the purchase price, the Company expects to make additional payments to participants of approximately $16.4 million by the Final Payment Date. The Company accrued $2.7 million within accrued payroll and payroll-related costs in the consolidated balance sheet as of December 27, 2024 (Successor), while the corresponding expense was recorded within selling, general and administrative expense (“SG&A”) on the consolidated statement of operations during the year ended December 27, 2024 (Successor). There was no comparable expense accrued related to the A&R TrIP during the prior periods.
Transition Services Agreement
In connection with the Therakos divestiture, the Company entered into a transition services agreement (“TSA”) effective upon closing to provide certain business support services generally for up to 18 months after the closing date or a longer period for certain services. These services include, but are not limited to, information technology, procurement, distribution, logistics and order to delivery, compliance, accounting, finance, and administrative activities. Revenue associated with the TSA will be recorded within other (expense) income, net, and expenses associated with servicing the TSA are recorded within their natural expense classification, respectively, on the consolidated statement of operations. Net revenue under the TSA was $1.0 million during the year ended December 27, 2024 (Successor).

6.	Revenue from Contracts with Customers
Product Sales Revenue
 See Note 21 for disaggregation of the Company's net sales by product family.
Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks (1)	Product Returns	Other Sales Deductions	Total
Balance as of December 31, 2021 (Predecessor)	241.8	21.5	9.5	272.8
Provisions	693.4	5.2	17.1	715.7
Payments or credits	(684.6)	(8.1)	(18.9)	(711.6)
Balance as of June 16, 2022 (Predecessor)	$250.6	$18.6	$7.7	$276.9

Balance as of June 17, 2022 (Predecessor)	$250.6	$18.6	$7.7	$276.9
Provisions	804.4	7.0	36.7	848.1
Payments or credits	(789.7)	(9.6)	(31.7)	(831.0)
Balance as of December 30, 2022 (Predecessor)	$265.3	$16.0	$12.7	$294.0
Provisions	1,368.8	9.9	43.3	1,422.0
Payments or credits	(1,410.1)	(13.1)	(42.3)	(1,465.5)
Balance as of November 14, 2023 (Predecessor)	$224.0	$12.8	$13.7	$250.5

Balance as of November 15, 2023 (Successor)	$224.0	$12.8	$13.7	$250.5
Provisions	173.0	3.0	6.9	182.9
Payments or credits	(195.4)	(1.3)	(9.3)	(206.0)
Balance as of December 29, 2023 (Successor)	$201.6	$14.5	$11.3	$227.4
Provisions	1,598.9	20.9	56.2	1,676.0
Payments or credits	(1,603.0)	(20.6)	(51.0)	(1,674.6)
Balance as of December 27, 2024 (Successor)	$197.5	$14.8	$16.5	$228.8
(1)Amounts classified within accrued and other current liabilities in the consolidated balance sheets are comprised of $26.4 million and $59.0 million of accrued Medicaid and $61.4 million and $35.1 million of accrued rebates, of which $39.8 million and $31.8 million relates to Acthar Managed Care and Medicare, as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively.
Product sales transferred to customers at a point in time and over time were as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Product sales transferred at a point in time	86.5%	85.3%	83.2%	83.0%	80.8%
Product sales transferred over time	13.5	14.7	16.8	17.0	19.2

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 27, 2024 (Successor):

Fiscal 2025	$81.9
Fiscal 2026	50.3
Thereafter	19.7

Costs to fulfill a contract
As of December 27, 2024 (Successor) and December 29, 2023 (Successor), the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations and reflected in property, plant and equipment, net, on the consolidated balance sheets was $37.8 million and $0.6 million, respectively. The associated depreciation expense recognized during the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) was $2.0 million, zero, $1.9 million, $1.0 million, and $2.9 million, respectively.

Product Royalty Revenues
The Company licensed certain rights to Amitiza to third parties in exchange for royalties on net sales of the product. Prior to December 30, 2022, the Company received a double-digit royalty based on a percentage of the gross profits of the licensed products sold during the term of the agreements. The Company recognized such royalty revenue as the related sales occurred. The associated royalty revenue recognized was as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Royalty revenue	$0.1	$0.1	$4.3	$36.2	$34.9

7.	Restructuring and Related Charges
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
Additionally, during the first quarter of 2024, the Company recorded a $2.5 million net gain within SG&A, which included a $5.1 million non-cash gain related to the write-off of a lease liability, offset by a $2.6 million lease termination cash penalty. The Company paid the termination penalty in the fourth quarter of 2024.
These actions began in the first quarter of 2024 and are expected to be completed in the first quarter of 2025. As of December 27, 2024 (Successor), the Company currently expects to incur an immaterial amount of additional one-time termination benefits within the Specialty Brands segment through the first quarter of 2025. The exact timing to complete all actions and final costs associated will depend on a number of factors and are subject to change.

Net restructuring and related charges by segment were as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Specialty Brands	$10.5	$—	$—	$—	$—
Specialty Generics	—	—	—	0.8	3.5
Corporate	—	—	1.7	11.3	6.1
Restructuring and related charges, net	10.5	—	1.7	12.1	9.6
Less: accelerated depreciation	—	—	(0.8)	(1.0)	—
Restructuring charges, net	$10.5	$—	$0.9	$11.1	$9.6

Net restructuring and related charges by program from continuing operations were comprised of the following:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
2021 Program	$10.5	$—	$—	$—	$—
2018 Program	—	—	1.7	12.1	9.6
Total programs	10.5	—	1.7	12.1	9.6
Less: non-cash charges, including accelerated depreciation	—	—	(0.8)	(2.2)	(3.6)
Restructuring charges, net	$10.5	$—	$0.9	$9.9	$6.0

The following table summarizes the restructuring reserves, which are included in accrued and other current liabilities on the Company's consolidated balance sheets. Amounts paid in the future may differ from the amount currently recorded.

	Severance	Contract Costs	Total
Balance as of December 31, 2021 (Predecessor)	$10.9	$—	$10.9
Charges from continuing operations	7.1	—	7.1
Changes in estimate from continuing operations	(1.1)	—	(1.1)
Cash payments	(15.9)	—	(15.9)
Balance as of June 16, 2022 (Predecessor)	$1.0	$—	$1.0

Balance as of June 17, 2022 (Predecessor)	$1.0	$—	$1.0
Charges from continuing operations	12.7	—	12.7
Changes in estimate from continuing operations	(2.8)	—	(2.8)
Cash payments	(6.3)	—	(6.3)
Balance as of December 30, 2022 (Predecessor)	4.6	—	4.6
Charges from continuing operations	1.3	—	1.3
Changes in estimate from continuing operations	(0.4)	—	(0.4)
Cash payments	(5.4)	—	(5.4)
Balance as of November 14, 2023 (Predecessor)	$0.1	$—	$0.1

Balance as of November 15, 2023 (Successor) and December 29, 2023 (Successor)	$0.1	$—	$0.1
Charges from continuing operations	4.6	5.9	10.5
Cash payments	(4.5)	(4.8)	(9.3)
Balance as of December 27, 2024 (Successor)	$0.2	$1.1	$1.3

Cumulative net restructuring and related charges incurred for the 2021 and 2018 programs were as follows as of December 27, 2024 (Successor):

	2021 Program	2018 Program
Specialty Brands	$10.5	$3.1
Specialty Generics	—	19.3
Corporate	—	96.9
Restructuring and related charges, net	$10.5	$119.3

8.	Income Taxes
The domestic and international components (1) of income (loss) from continuing operations before income taxes were as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Domestic	$675.1	$(46.1)	$(3,628.8)	$(359.4)	$(2,883.3)
International	(60.6)	(0.1)	1,719.7	(290.9)	2,072.0
Total	$614.5	$(46.2)	$(1,909.1)	$(650.3)	$(811.3)
(1) Domestic reflects Ireland.
Significant components (1) of income taxes related to continuing operations were as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Current:
Domestic	$(31.7)	$(0.8)	$36.6	$(32.8)	$33.7
International	10.9	(0.6)	4.7	5.7	(57.6)
Current income tax (benefit) provision	(20.8)	(1.4)	41.3	(27.1)	(23.9)
Deferred:
Domestic	85.7	(6.1)	(300.6)	(44.6)	(82.3)
International	73.0	(0.5)	(18.5)	19.7	(391.1)
Deferred income tax provision (benefit)	158.7	(6.6)	(319.1)	(24.9)	(473.4)
Total	$137.9	$(8.0)	$(277.8)	$(52.0)	$(497.3)
(1) Domestic reflects Ireland.
Total income tax expense for discontinued operations was zero for all periods presented.
The domestic current income tax provision reflects a tax benefit of zero, zero, $2.9 million, $7.9 million, and $4.1 million from using NOL carryforwards for the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively. The international current income tax provision reflects a tax benefit of $55.1 million, $6.9 million, $259.6 million, $61.0 million, and $0.1 million from using NOL carryforwards for the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively.
During the year ended December 27, 2024 (Successor) net cash payments for income taxes were $25.7 million.

During the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), net cash payments and net cash refunds for income taxes were $0.3 million and $128.0 million, respectively. Included within the net cash refunds of $128.0 million were refunds of $141.6 million received as a result of the provisions in the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. During the period June 17, 2022 through December 30, 2022 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), net cash payments for income taxes were $3.0 million and $3.0 million, respectively.
The reconciliation between domestic income taxes at the statutory rate and the Company's provision for income taxes on continuing operations is as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Provision (benefit) for income taxes at domestic statutory income tax rate (1)	$76.8	$(5.8)	$(238.6)	$(81.3)	$(101.4)
Adjustments to reconcile to income tax provision:
Rate difference between domestic and international jurisdictions	35.1	(2.2)	56.6	(4.7)	226.5
Permanently nondeductible and nontaxable items (2)	12.6	(0.2)	3.2	3.1	(1.7)
Emergence	—	—	(103.7)	—	(31.6)
Withholding tax on Swiss distribution	—	—	—	4.7	—
Legal entity reorganization (3)	—	—	(44.7)	—	—
Reorganization items, net	—	—	6.7	1.7	15.7
Other	(3.4)	0.1	(1.3)	(1.4)	(4.0)
Valuation allowances (4)	16.8	0.1	44.0	25.9	(600.8)
Provision (benefit) for income taxes	$137.9	$(8.0)	$(277.8)	$(52.0)	$(497.3)
(1)The statutory tax rate reflects the Irish statutory tax rate of 12.5%.
(2)For the year ended December 27, 2024, the permanently nondeductible and nontaxable items of $12.6 million includes $6.1 million of expense related to nondeductible employee compensation.
(3)Associated unrecognized tax expense is netted within this line.
(4)The period January 1, 2022 through June 16, 2022 (Predecessor) consists of $512.1 million of tax benefit for the reduction in the valuation allowance on the Company's deferred tax assets due to the alleviation of the previous substantial doubt about the Company's ability to continue as a going concern.

During the year ended December 27, 2024 (Successor), the rate difference between domestic and international jurisdictions was $35.1 million of tax expense, which was primarily related to $28.3 million of tax expense predominately related to pretax earnings in various jurisdictions and $10.4 million of tax expense related to the Therakos divestiture, partially offset by $3.6 million of tax benefit related to the remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.

During the period November 15, 2023 through December 29, 2023 (Successor), the rate difference between domestic and international jurisdictions was $2.2 million of tax benefit, which was primarily related to $3.7 million of tax benefit attributable to inventory step-up amortization expense and $0.2 million of tax benefit attributable to accretion expense associated with the Company's settlement obligation, offset by $0.3 million of tax expense attributable to amortization associated with the Company's debt and $1.4 million of tax expense predominately attributable to the pretax earnings in various jurisdictions.
During the period December 31, 2022 through November 14, 2023 (Predecessor), the rate difference between domestic and international jurisdictions was $56.6 million of a tax expense, which was primarily related to $48.9 million of tax expense attributable to reorganization items, net, and $35.0 million of tax expense predominately related to pretax earnings in various jurisdictions, offset by $15.7 million of tax benefit related to liabilities management and separation costs and $11.6 million of tax benefit related to non-restructuring impairment charges.
During the period June 17, 2022 through December 30, 2022 (Predecessor), the rate difference between domestic and international jurisdictions was $4.7 million of tax benefit, which was primarily related to $19.7 million of tax benefit attributable to inventory step-up amortization expense, $8.9 million of tax benefit attributable to accretion expense associated with our settlement liabilities and $6.3 million of tax benefit attributable to accretion expense associated with our debt offset by $30.2 million of tax expense predominately attributable to the pretax earnings in various jurisdictions.

During the period January 1, 2022 through June 16, 2022 (Predecessor), the rate difference between domestic and international jurisdictions was $226.5 million of tax expense, which was primarily related to $128.9 million of tax expense related to fresh-start adjustments, $103.4 million of tax expense attributable to gain on adjustments to LSTC and $12.8 million of tax expense predominately related to the pretax earnings in various jurisdictions offset by $18.6 million of tax benefit related to professional and lender fees.
During the period December 31, 2022 through November 14, 2023 (Predecessor), the Company recognized a tax benefit of $103.7 million upon emergence from the 2023 Bankruptcy Proceedings. These impacts of emergence consist of a $242.8 million tax benefit related to the revaluation of net deferred tax assets as a result of fresh-start accounting, offset by $139.1 million of tax expense related to permanently nondeductible impacts on fair value adjustments.
During the period January 1, 2022 through June 16, 2022 (Predecessor), the Company recognized a tax benefit of $31.6 million upon emergence from the 2020 Bankruptcy Proceedings. These impacts of emergence consist of a $1,202.0 million tax benefit related to the revaluation of net deferred tax assets as a result of fresh-start accounting and a $285.3 million tax benefit related to the release of uncertain tax positions, offset by $1,209.8 million of tax expense for the reduction in federal and state NOL carryforwards from the CODI realized upon emergence from bankruptcy and limitations under IRC Sections 382 and 383, $191.9 million of tax expense related to permanently nondeductible impacts on fair value adjustments, and $54.0 million of tax expense related to prepaid income taxes.
As a result of the 2023 Plan and the 2020 Plan, the Company recognized CODI on its indebtedness, resulting in the utilization of, and reduction to, certain of its tax losses and tax credits in the U.S. and Luxembourg. The emergence from each of the respective 2023 and 2020 Bankruptcy Proceedings resulted in a change in ownership for purposes of IRC Section 382, causing the remaining U.S. tax losses, credits, and certain built in losses (“BILs”) to be limited under IRC Sections 382 and 383. The amount of our pre-ownership change U.S. NOLs and BILs that can be utilized generally cannot exceed an amount equal to the product of (a) the applicable federal long-term tax-exempt rate in effect on the date of the ownership change and (b) the value of our U.S. affiliate stock immediately prior to the implementation of each respective plan. The portion of deferred tax assets associated with the tax losses and credits that are limited under IRC Section 382 or 383, and that have a remote possibility of being utilized, have been written off. Refer to Note 4 for further information regarding the Company's income tax accounting policies.
On December 20, 2021, the OECD released the Global Anti-Base Erosion (“GloBE”) Model Rules (“Pillar Two”) providing a legislative framework for the Income Inclusion Rule and the Under-Taxed Payment Rule (“UTPR”). Pillar Two is designed to ensure that large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, principally creating a 15% minimum global effective tax rate. On December 15, 2022, the E.U. member states unanimously adopted a directive implementing the Pillar Two global minimum tax rules. On December 20, 2022, the OECD released three guidance documents related to Pillar Two. These documents included guidance on safe harbors and penalty relief and consultation papers on the GloBE Information Return and Tax Certainty for the GloBE rules. On January 15, 2025, the OECD issued additional administrative guidance aimed at streamlining the administration of the global minimum tax. A number of jurisdictions have transposed the directive into national legislation with the rules to be applicable for fiscal years beginning on or after December 31, 2023, with the exception of the UTPR which is to be applicable for fiscal years beginning on or after December 31, 2024. The Company's fiscal year end of December 29, 2023 allowed the Company to postpone the effective date of these law changes by one year. The Company is monitoring developments to evaluate the impacts these new rules will have on its tax rate, including the eligibility to qualify for the safe harbor rules; however, at this time, it is not anticipated that the impact on the Company will be material.
The following table summarizes the activity related to the Company's unrecognized tax benefits, excluding interest:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Balance at beginning of period	$33.3	$33.3	$24.8	$24.8	$333.5
Additions related to current year tax positions	—	—	8.5	—	—
Additions related to prior period tax positions	—	—	—	—	—
Reductions related to prior period tax positions	(2.2)	—	—	—	(306.1)
Settlements	—	—	—	—	(2.6)
Lapse of statutes of limitations	—	—	—	—	—
Balance at end of period	$31.1	$33.3	$33.3	$24.8	$24.8

Unrecognized tax benefits, excluding interest, were reported in the following consolidated balance sheet captions in the amounts shown:

	Successor
	December 27, 2024	December 29, 2023
Deferred income tax asset	$11.3	$17.9
Other income tax liabilities	19.8	15.4
	$31.1	$33.3

Total unrecognized tax benefits (“UTB(s)”) of $30.9 million as of the year ended December 27, 2024 (Successor), $30.1 million as of both December 29, 2023 (Successor) and November 14, 2023 (Predecessor), and $24.8 million as of both December 30, 2022 (Predecessor) and June 16, 2022 (Predecessor), if favorably settled, would benefit the effective tax rate. During the period January 1, 2022 through June 16, 2022 (Predecessor), the decrease of $306.1 million primarily resulted from fresh-start adjustments.
The Company recorded an increase to accrued interest and penalties of $1.7 million for the year ended December 27, 2024 (Successor). The Company recorded zero accrued interest and penalties for the period November 15, 2023 through December 29, 2023 (Successor) and an increase to accrued interest and penalties of $1.4 million during the period December 31, 2022 through November 14, 2023 (Predecessor). Interest and penalties activity during the period June 17, 2022 through December 30, 2022 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), was a net increase of $0.6 million and a net decrease of $16.7 million, respectively. The total amount of accrued interest and penalties related to uncertain tax positions was $5.9 million and $4.2 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively.
It is reasonably possible that within the next twelve months the unrecognized tax benefits could decrease by up to $5.0 million and the amount of related interest and penalties could decrease by up to $3.3 million as a result of the expiration of a statute of limitations.
Certain of the Company's subsidiaries continue to be subject to examination by taxing authorities. The earliest open year subject to examination for the U.S. federal and the U.S. state is 2018 and 2011, respectively. The earliest open year subject to examination in other jurisdictions, including Ireland, Japan, Luxembourg, Switzerland and the U.K. is 2014.
Income taxes payable, including uncertain tax positions and related interest accruals, was reported in the following consolidated balance sheet captions in the amounts shown:

	Successor
	December 27, 2024	December 29, 2023
Accrued and other current liabilities	$1.5	$1.7
Other income tax liabilities	25.7	19.6
	$27.2	$21.3
Tax receivables were included in the following consolidated balance sheet captions in the amounts shown:

	Successor
	December 27, 2024	December 29, 2023
Prepaid expenses and other current assets	$56.5	$11.5

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred tax asset (liability) at the end of each fiscal year were as follows:

	Successor
	December 27, 2024	December 29, 2023
Deferred tax assets:
Tax loss and credit carryforward	$3,529.8	$3,600.7
Capital tax loss carryforward and related assets	188.1	983.5
Intangible assets	474.8	571.5
Other	306.9	326.4
	4,499.6	5,482.1
Deferred tax liabilities:
Investment in partnership	(66.1)	(68.7)
Other	(24.5)	(28.6)
	(90.6)	(97.3)
Net deferred tax asset before valuation allowances	4,409.0	5,384.8
Valuation allowances	(3,757.3)	(4,583.8)
Net deferred tax asset	$651.7	$801.0
The following table presents a reconciliation of the deferred tax asset valuation allowance:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Balance at beginning of period	$4,583.8	$4,584.8	$4,992.9	$5,129.7	$6,344.2
Charged to costs and expenses	(826.0)	(1.1)	(407.4)	(136.0)	(1,213.5)
Charged to Other Accounts	(0.5)	0.1	(0.7)	(0.8)	(1.0)
Balance at the end of the period	$3,757.3	$4,583.8	$4,584.8	$4,992.9	$5,129.7
The net deferred tax asset before valuation allowances was $4,409.0 million as of December 27, 2024 (Successor), compared to $5,384.8 million as of December 29, 2023 (Predecessor). This decrease consists of $795.5 million related to the expiration of capital tax loss related assets (which had a full valuation allowance against it), $104.2 million related to the Therakos divestiture and $76.1 million related to other operational activity.
The deferred tax asset valuation allowances were $3,757.3 million and $4,583.8 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively. The valuation allowances as of both December 27, 2024 (Successor) and December 29, 2023 (Successor) relate primarily to the uncertainty of the utilization of certain deferred tax assets, driven by domestic and international net operating and capital losses, credits, and intangible assets. The decrease is primarily driven by a reduction in the capital tax loss carryforwards and related assets.
Deferred taxes were included in the following consolidated balance sheet captions in the amounts shown:

	Successor
	December 27, 2024	December 29, 2023
Deferred income tax asset	$651.8	$801.0
Other liabilities	(0.1)	—
Net deferred tax asset	$651.7	$801.0
As of December 27, 2024 (Successor), the Company had approximately $3,481.3 million of NOL carryforwards in certain international jurisdictions measured at the applicable statutory rates, of which $1,303.3 million have no expiration and the remaining $2,178.0 million will expire in future years through 2041. As of December 27, 2024 (Successor), the Company had $48.1 million of domestic NOL carryforwards measured at the applicable statutory rates, which have no expiration date.
As of December 27, 2024 (Successor), the Company had $15.1 million of capital loss carryforwards in certain international jurisdictions measured at the applicable statutory rates, which will expire in 2029. As of December 27, 2024 (Successor), the Company had approximately $173.0 million of domestic capital loss carryforwards measured at the applicable statutory rates, which have no expiration date.

As of December 27, 2024 (Successor), the Company had $0.4 million of tax credits available to reduce future income taxes payable, in international jurisdictions, which will expire in future years through 2044.
As of December 27, 2024 (Successor), the Company's taxable financial reporting basis in subsidiaries exceeded its corresponding tax basis by $9.7 million. Such excess amount is indefinitely reinvested and it is not practicable to determine the associated potential tax liability due to the complexity of the Company's legal entity structure as well as the timing, extent, and nature of any hypothetical realization.

9.	Income (loss) per Share
The weighted-average number of shares outstanding used in the computations of both basic and diluted income (loss) per share were as follows (in millions):

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Basic	19.7	19.7	13.3	13.2	84.8
Dilutive impact of restricted share units	0.1	—	—	—	—
Diluted	19.8	19.7	13.3	13.2	84.8
The computation of diluted weighted-average shares outstanding for the year ended December 27, 2024 (Successor), period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor) excluded approximately 1.7 million, 1.0 million, zero, zero, and 0.5 million shares of Opioid CVRs for the Successor periods only and equity awards for all periods presented, respectively, because the effect would have been anti-dilutive.

10.	Inventories
Inventories were comprised of the following at the end of each period:

	Successor
	December 27, 2024	December 29, 2023
Raw materials	$111.4	$98.0
Work in process	362.0	501.8
Finished goods	191.5	382.9
Inventories	$664.9	$982.7

11.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	Successor
	December 27, 2024	December 29, 2023
Land	$37.2	$37.7
Buildings	100.6	94.6
Capitalized software	2.4	1.9
Machinery and equipment	206.0	136.3
Construction in process	88.7	60.8
Property, plant and equipment, at cost	434.9	331.3
Less: accumulated depreciation	(44.3)	(9.6)
Property, plant and equipment, net	$390.6	$321.7

Depreciation expense was as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Depreciation expense	$36.5	$9.6	$40.7	$28.8	$40.0

12.	Leases
Lease assets and liabilities related to the Company's operating and finance leases are reported in the following consolidated balance sheet captions:

	Successor
	December 27, 2024	December 29, 2023
Operating leases	$56.3	$50.9
Finance leases	5.8	—
Other assets	$62.1	$50.9

Operating leases	$10.8	$10.5
Finance leases	0.3	—
Accrued and other current liabilities	$11.1	$10.5

Operating leases	$45.0	$44.8
Finance leases	5.7	—
Other liabilities	50.7	44.8
Total lease liabilities	$61.8	$55.3
Dependent on the nature of the leased asset, lease expense is included within cost of sales or SG&A. The primary components of lease expense were as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Lease cost:
Operating lease cost	$13.9	$1.8	$15.0	$7.9	$8.7
Short-term lease cost	1.4	0.5	0.9	1.6	0.4
Variable lease cost	—	—	2.3	1.5	1.2

Finance lease costs:
Amortization of right-of-use assets	0.4	—	—	—	—
Interest on lease liabilities	0.4	—	—	—	—
Total lease cost	$16.1	$2.3	$18.2	$11.0	$10.3

Lease terms and discount rates were as follows:

	Successor
	December 27, 2024	December 29, 2023
Weighted-average remaining lease term (in years) - operating leases	7.2	7.4
Weighted-average discount rate - operating leases	6.5%	8.1%
Weighted-average remaining lease term (in years) - finance lease	10.0	—
Weighted-average discount rate - finance lease	8.5%	—%
Contractual maturities of lease liabilities as of December 27, 2024 (Successor) were as follows:

	Operating	Financing
Fiscal 2025	$16.8	$0.8
Fiscal 2026	12.4	0.8
Fiscal 2027	10.2	0.8
Fiscal 2028	9.1	0.9
Fiscal 2029	7.8	0.9
Thereafter	19.4	4.9
Total lease payments	75.7	9.1
Less: Interest	(19.9)	(3.1)
Present value of lease liabilities	$55.8	$6.0
Other supplemental cash flow information related to leases were as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.8	$2.4	$14.6	$9.2	$9.4
Operating cash flows from finance lease	0.4	—	—	—	—
Financing cash flows from finance lease	0.2	—	—	—	—
Lease assets obtained in exchange for lease obligations:
Operating leases	18.0	—	13.2	7.1	13.4
Finance lease	6.2	—	—	—	—

13.	Intangible Assets
Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	Successor
	December 27, 2024			December 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Completed technology	$495.2	$75.8	$419.4	$624.6	$16.2	$608.4
The Company divested $108.7 million of an intangible asset, which was comprised of $129.4 million gross carrying amount and $20.7 million of accumulated amortization, related to Therakos during the fiscal year ended December 27, 2024 (Successor). Refer to Note 5 for additional information on the Therakos divestiture.

Intangible assets, net as of December 27, 2024 (Successor) consisted of the following:

	Net Book Value	Amortization Method	Amortization Period (in years)	Segment
Amortizable completed technology:
Acthar Gel	$86.3	Sum of the years digits	9.0	Specialty Brands
INOmax	30.4	Sum of the years digits	7.0	Specialty Brands
Terlivaz	55.1	Straight-line	4.5	Specialty Brands
Generics	175.1	Straight-line	17.0	Specialty Generics
APAP	72.5	Straight-line	19.0	Specialty Generics
	$419.4
Intangible asset amortization expense
Intangible asset amortization expense was as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Amortization expense	$80.3	$16.2	$449.6	$318.7	$281.8
The Company recorded impairment charges related to its Specialty Brands segment totaling $50.1 million during the period December 31, 2022 through November 14, 2023 (Predecessor) related to StrataGraft due to lower than anticipated cash flows. The valuation method used to approximate fair value was based on the estimated discounted cash flows. See Note 7 for additional information on the Company’s decision to cease commercialization and clinical development, and wind down production of StrataGraft in fiscal 2024.
The Company recorded impairment charges related to its Specialty Generics segment totaling $85.8 million during the period December 31, 2022 through November 14, 2023 (Predecessor). The valuation method used to approximate fair value was based on the estimated discounted cash flows. The Company decided it will no longer pursue further development of the IPR&D assets and as a result, recognized a full impairment.
As part of fresh-start accounting, as of the 2023 Effective Date, the Company wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded $624.6 million to reflect the fair value of intangible assets of the Successor. See Note 3 for additional information.
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
The estimated aggregate amortization expense on intangible assets owned by the Company and being amortized as of December 27, 2024 (Successor) is expected to be as follows:

Fiscal 2025	$51.8
Fiscal 2026	48.4
Fiscal 2027	45.1
Fiscal 2028	41.8
Fiscal 2029	35.5

14.	Debt
Debt was comprised of the following at the end of each period:

	Successor
	December 27, 2024			December 29, 2023
	Principal	Carrying Value (1)	Unamortized Discount and Debt Issuance Costs	Principal	Carrying Value (1)	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
First-Out Takeback Term Loan due November 2028	$—	$—	$—	$1.7	$1.7	$—
Second-Out Takeback Term Loan due November 2028	3.9	3.9	—	4.8	4.8	—
Total current debt	$3.9	$3.9	$—	$6.5	$6.5	$—
Long-term debt:
First-Out Takeback Term Loan due November 2028	$—	—	$—	$227.1	$241.7	$—
Second-Out Takeback Term Loan due November 2028	384.5	406.3	—	635.6	680.7	—
14.75% Second-Out Takeback Notes due November 2028	477.2	505.4	—	778.6	836.4	—
Receivables financing facility due December 2027	—	—	2.2	—	—	2.9
Total long-term debt	861.7	911.7	2.2	1,641.3	1,758.8	2.9
Total debt	$865.6	$915.6	$2.2	$1,647.8	$1,765.3	$2.9
(1)Upon adoption of fresh-start accounting upon the emergence from the 2023 Bankruptcy Proceedings, the Company recorded its debt instruments at fair value utilizing the Black-Derman-Toy model, which takes into consideration prepayment options and a credit-adjusted discount rate. Subsequent to the 2023 Effective Date, the Company accounted for its debt instruments utilizing the amortized cost method and amortizes the fair value premium to the principal amount over the term of the respective instruments. Such amortization expense is reflected as interest expense on the consolidated statement of operations for the Successor period. As of December 27, 2024 (Successor) and December 29, 2023 (Successor), the total unamortized premium recorded within the consolidated balance sheets was $50.0 million and $117.5 million, respectively.
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
All obligations of the Issuers under the Takeback Debt are unconditionally guaranteed, on a joint and several basis, by each of the obligors of the previously issued First Lien Debt, subject to certain limited exceptions (including the exclusion of Mallinckrodt Petten Holdings B.V.) (collectively, the “Guarantors”).

The Takeback Debt is secured by a first priority lien and security interest in substantially all collateral that secured the First Lien Debt and substantially all previously unencumbered property of the Issuers and the Guarantors, other than (i) any receivables or related assets transferred to, or constituting collateral for, the Amended ABL Credit Agreement, dated as of June 16, 2022, as amended on August 23, 2023, by and among ST US AR Finance LLC, the lenders party thereto, the L/C Issuers (as defined therein) party thereto and Barclays Bank plc, as administrative agent and collateral agent (“Post-Petition A/R Facility”), (ii) the equity of ST US AR Finance LLC, the non-debtor subsidiary of the Company that is the borrower under the Post-Petition A/R Facility, and (iii) certain other customary exceptions. The Takeback Debt is governed by the terms of a first lien intercreditor agreement, dated as of the 2023 Effective Date (“Intercreditor Agreement”), by and among the Issuers, the Company, the other grantors from time to time party thereto, Acquiom Agency Services LLC, as Collateral Agent and as credit agreement authorized representative, Wilmington Savings Fund Society, FSB, as initial additional authorized representative, and each additional authorized representative from time to time party thereto. The First-Out Takeback Term Loans rank senior in waterfall priority to the Second-Out Takeback Term Loans and the Takeback Notes. The Second-Out Takeback Term Loans rank pari passu in waterfall priority to the Takeback Notes.
The First-Out Takeback Term Loans were due to mature on November 14, 2028 and bore interest at a rate equal to SOFR plus 7.50% per annum, subject to a SOFR floor of 4.50%, or in the case of an ABR Loan (as defined in the Credit Agreement), Alternate Base Rate, or “ABR” (as defined in the Credit Agreement), plus 6.50% per annum, and amortized quarterly on the last day of each March, June, September and December of each year, at a rate of 1.00% per annum, which commenced December 29, 2023. The First-Out Takeback Term Loan was prepaid in full on December 6, 2024, as further discussed below.
The Second-Out Takeback Term Loans mature on November 14, 2028 and bear interest at a rate equal to SOFR plus 9.50% per annum, subject to a SOFR floor of 4.50%, or in the case of an ABR Loan, ABR plus 8.50% per annum, and amortize quarterly on the last day of each March, June, September and December of each year, at a rate of 1.00% per annum, which commenced December 29, 2023. The Takeback Notes mature on November 14, 2028 and bear interest at a rate equal to 14.75% payable semi-annually in arrears on each May 15 and November 15, commencing May 15, 2024. The Second-Out Takeback Term Loan was partially prepaid on December 6, 2024, as further discussed below.
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
The Company determined that the Takeback Debt includes an embedded feature that requires mandatory prepayment with the net proceeds of certain asset sales and recovery events, subject to customary exceptions, at a prepayment price equal to 100% of the principal amount thereof plus a make-whole premium (“Applicable Premium”) for the first two years following issuance of the Takeback Debt and accrued and unpaid interest. The Applicable Premium shall mean an amount equal to the greater of (i) 1% of the principal amount of the Takeback Debt prepaid and (ii) the excess, if any, of (A) the sum of (1) all required interest payable on the principal amount of such Initial Term Loans subject to the applicable prepayment from the date of such prepayment through (and including) the second anniversary of the valuation date (as if such Initial Term Loans has been outstanding) calculated over an interest period of three months in effect on the third business day prior to such prepayment plus (2) the principal amount of such Initial Term Loans subject to the applicable prepayment, in each case, discounted to the date of such prepayment on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate as of such date of determination plus 50 basis points, over (B) the principal amount of such Initial Term Loans subject to the applicable prepayment.
This mandatory prepayment feature was determined to not be clearly and closely related to the debt host contract and required to be bifurcated and recognized at fair value on the consolidated balance sheet. Refer to Note 20 for further information.
Mandatory Debt Prepayment and Makewhole Premium
The Company was required to use net proceeds from the Therakos divestiture to prepay the Takeback Term Loans and redeem the Takeback Notes. Refer to Note 5 for additional information on the Therakos divestiture.

On December 6, 2024, the Company (i) mandatorily prepaid a portion of its Takeback Term Loans in an aggregate principal amount of approximately $474.1 million (of which approximately $227.1 million consisted of its “first-out” term loans and approximately $247.0 million consisted of its “second-out” term loans) together with a payment of approximately $36.4 million in required makewhole premium (of which approximately $15.2 million was in respect of its “first-out” term loans and approximately $21.2 million was in respect of its “second-out” term loans) and (ii) mandatorily redeemed $301.4 million in aggregate principal amount of Takeback Notes together with a payment of approximately $27.3 million in required makewhole premium.
As a result of the mandatory prepayment, the Company recorded $19.7 million as a net loss on extinguishment of debt, comprised of the $63.7 million payment of the makewhole premium, offset by a $44.0 million gain to write-off certain unamortized premiums. Subsequent to the 2023 Effective Date, the Company accounted for its debt instruments utilizing the amortized cost method and amortizes the fair value premium to the principal amount over the term of the respective instruments.
Accounts Receivable Financing Facility
On the 2020 Effective Date, MEH, Inc. (“MEH”), as servicer, ST US AR Finance LLC, a direct wholly owned subsidiary of MEH (“ST US AR”), as borrower, the lenders party thereto, and the letter of credit issuers party thereto entered into a receivables financing facility (“Receivable Financing Facility”) pursuant to an ABL Credit Agreement and a Purchase and Sale Agreement. Under the Receivables Financing Facility, ST US AR may borrow money up to an amount based on a borrowing base with a maximum draw of up to $200.0 million, which may vary depending on the underlying receivables amount. Borrowings are secured by a first-lien security interest under the Receivables Financing Facility on existing and future accounts receivables and related assets that have been sold from certain subsidiaries of MEH to ST US AR. The Receivables Financing Facility includes customary affirmative and negative covenants for transactions of this type. From the closing date until the last day of the first fiscal quarter after the closing date, borrowings bore interest at a rate of (a) either (i) the alternate base rate or (ii) SOFR, and (b) an applicable margin. On the first day of each fiscal quarter thereafter, the applicable margins are determined from a pricing grid based upon the historical excess availability for the most recent fiscal quarter ended immediately prior.
On August 23, 2023, the Company entered into an amendment with the lenders and agents under the Receivables Financing Facility Credit Agreement, by and among ST US AR, the lenders party thereto, the L/C Issuers (as defined in the Receivables Financing Facility Credit Agreement) party thereto and Barclays Bank plc, as administrative agent and collateral agent.
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
As of December 27, 2024 (Successor) and December 29, 2023 (Successor), the Company had no outstanding borrowings on its Receivables Financing Facility.

Applicable interest rate
As of December 27, 2024 (Successor), the applicable interest rate and outstanding principal on the Company's debt instruments were as follows:

Applicable interest rate
Fixed-rate instrument	14.75%
Second-Out Takeback Term Loans (1)	13.26
(1)Includes the impact of the interest rate cap agreement, which is discussed further in Note 20.
The Company's stated long-term debt principal maturity amounts as of December 27, 2024 (Successor) are as follows:

Fiscal 2025	$3.9
Fiscal 2026	3.9
Fiscal 2027	4.9
Fiscal 2028	852.9

15.	Retirement Plans
Defined Benefit Plans
The Company sponsors a number of defined benefit retirement plans covering certain of its U.S. employees and non-U.S. employees. As of December 27, 2024 (Successor), U.S. plans represented 33.1% of the Company's remaining projected benefit obligation. The Company generally does not provide postretirement benefits other than retirement plan benefits for its employees; however, certain of the Company's U.S. employees participate in postretirement benefit plans that provide medical benefits. These plans are unfunded.
The benefit obligation recognized on the consolidated balance sheets were $17.0 million and $18.9 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively, for pension benefits and $12.5 million and $25.9 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively, for postretirement benefits. The weighted-average discount rate to determine benefit obligations for the Company's pension and postretirement benefit plans ranged from 3.4% to 5.5%. For the Company's unfunded U.S. plans, the discount rate is based on the market rate for a broad population of AA-rated (Moody's Investor Services, Inc. or Standard & Poor's Corporation) corporate bonds over $250.0 million.

Defined Contribution Retirement Plans
The Company maintains one active tax-qualified 401(k) retirement plan and one active non-qualified deferred compensation plan in the U.S. The 401(k) retirement plan provides for an automatic Company contribution of 3% of an eligible employee's pay, with an additional Company matching contribution generally equal to 50.0% of each employee's elective contribution to the plan up to 8% of the employee's eligible pay. The deferred compensation plan permitted eligible employees to defer a portion of their compensation. The deferred compensation plan is currently frozen for employee deferrals. Total defined contribution expense was $23.0 million, $2.5 million, $18.6 million, $7.8 million, and $9.6 million for the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively.

Rabbi Trusts and Other Investments
The Company maintains several rabbi trusts, the assets of which are used to pay retirement benefits. The rabbi trust assets are subject to the claims of the Company's creditors in the event of the Company's insolvency. Plan participants are general creditors of the Company with respect to these benefits. The trusts primarily hold life insurance policies and debt and equity securities, the value of which is included in other assets on the consolidated balance sheets. See Note 20 for additional information regarding the debt and equity securities.
The carrying value of the 37 and 48 life insurance contracts held by these trusts was $37.2 million and $38.0 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively. These contracts had a total death benefit of $66.7 million and $74.2 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively. However, there are outstanding loans against the policies amounting to $13.2 million and $18.3 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively. During the year ended December 27, 2024 (Successor), proceeds from debt and equity securities held in rabbi trusts were $22.6 million.
The Company has insurance contracts that serve as collateral for certain of the Company's non-U.S. pension plan benefits. These insurance contracts totaled $6.5 million and $7.3 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively. These amounts were included in other assets on the consolidated balance sheets.

16.	Equity
The Company has 500,000,000 of common stock authorized with a par value of $0.01, and 19,696,335 shares issued and outstanding as of December 27, 2024 (Successor) and December 29, 2023 (Successor).
The Company is authorized to issue 25,000 shares of Ordinary A with €1.00 par value, subject to approval by the Board of Directors. As of December 27, 2024 (Successor) and December 29, 2023 (Successor), no preferred shares had been issued.

Share Repurchases
The Company also repurchases shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares. In addition, the Company repurchases shares to settle certain option exercises. The Company spent zero to acquire shares in connection with equity-based awards in all periods.

17.	Share Plans
Total share-based compensation cost was $7.2 million, zero, $8.9 million, $1.4 million, and $1.7 million for the year ended December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), the period June 17, 2022 through December 30, 2022 (Predecessor), and the period January 1, 2022 through June 16, 2022 (Predecessor), respectively. These amounts are generally included within SG&A expenses in the consolidated statements of operations. The Company recognized zero tax benefits associated with this expense for all periods presented.

Stock Compensation Plans
The Mallinckrodt Pharmaceuticals Stock and Incentive Plan, as amended and restated effective February 2, 2024 provides for the award of share options, share appreciation rights, long-term performance awards and other share-based awards (collectively, “Awards”). The maximum number of common shares to be issued as Awards, subject to adjustment as provided under the terms of the plan was 10% of the total ordinary shares (calculated on a fully-diluted basis) as of the 2023 Effective Date.
On the 2023 Effective Date, all outstanding equity-based awards under the Mallinckrodt Pharmaceuticals Stock and Incentive Plan, as amended and restated effective February 23, 2022, were automatically cancelled without consideration. No awards were granted during the period November 15, 2023 through December 29, 2023 (Successor).
On the 2020 Effective Date, all outstanding equity-based awards under the Mallinckrodt Pharmaceuticals Stock and Incentive Plan, as amended and restated effective February 23, 2022, were automatically cancelled without consideration.
Share options. Share options were granted to purchase the Predecessor Company's ordinary shares at prices that are equal to the fair market value of the shares on the date the share option is granted. Share options generally vest in equal annual installments over a period of four years and expire ten years after the date of grant. The grant-date fair value of share options, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience. No share options have been granted during the periods presented herein.
Share option activity and information was as follows:

	Share Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021 (Predecessor)	5,553,519	35.05
Expired/Forfeited	(5,553,519)	35.05
Outstanding as of June 16, 2022 (Predecessor)	—	—

Restricted share units (“RSUs”). Recipients of RSUs have no voting rights and receive dividend equivalent units that vest upon the vesting of the related shares. RSUs generally vest in equal annual installments over a period of three years. Restrictions on RSUs lapse upon normal retirement or disability (as such terms are defined in the Mallinckrodt Pharmaceuticals Stock and Incentive Plan), or death of the employee. The grant-date fair value of RSUs, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the service period. The fair market value of RSUs granted is determined based on the market value of the Company's shares on the date of grant. As of the 2023 Effective Date, the Company’s ordinary shares were no longer traded on an active market. Accordingly, the fair value of those share-based awards granted after the 2023 Effective Date requires the valuation of the Company’s equity utilizing the application of significant estimates, assumptions, and judgments, as further described in Note 4.

A portion of the RSUs granted during the fiscal year ended December 27, 2024 (Successor) could have been settled in shares and were classified as equity-based awards, and a portion of the RSUs had the ability to be settled in either shares or cash and were classified as liability-based awards. The Company recognized $3.3 million and $2.3 million of equity-based compensation costs and liability-based compensation costs during the fiscal year ended December 27, 2024 (Successor), respectively. The Company paid $0.4 million of liabilities-based awards during the year ended December 27, 2024 (Successor).
RSU activity was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2021 (Predecessor)	242,897	19.40
Expired/Forfeited	(242,897)	19.40
Non-vested as of June 16, 2022 (Predecessor)	—	—

Non-vested as of June 17, 2022 (Predecessor)	—	—
Granted	890,485	12.03
Non-vested as of December 30, 2022 (Predecessor)	890,485	12.03
Granted	2,089,814	1.18
Exercised	(332,604)	12.89
Expired/Forfeited	(2,647,695)	3.35
Non-vested as of November 14, 2023 (Predecessor)	—	—

Non-vested as of December 29, 2023 (Successor)	—	—
Granted	262,614	48.19
Forfeited	(5,745)	48.19
Non-vested as of December 27, 2024 (Successor)	256,869	48.19
The total fair value of RSU awards granted during the year ended December 27, 2024 (Successor) was $12.7 million. As of December 27, 2024 (Successor), there was $8.0 million of total unrecognized compensation costs related to non-vested RSUs granted, which is expected to be recognized over a weighted-average period of 1.9 years.
Performance share units (“PSUs”) Similar to recipients of RSUs, recipients of PSUs have no voting rights and receive dividend equivalent units. The grant-date fair value of PSUs, which are deemed probable to vest, are generally recognized as expense on a straight-line basis from the grant-date through the end of the performance period. The vesting of PSUs and related dividend equivalent units is based on a realized value of the Company, as defined by the Awards, or previously, during the Predecessor periods, various performance metrics and relative total shareholder return (total shareholder return for the Company as compared to total shareholder return of the PSU peer group).
A portion of the PSUs granted during the period June 17, 2022 (Predecessor) to December 30, 2022 (Predecessor) and the period December 31, 2022 to November 14, 2023 (Predecessor) could have been settled in shares and were classified as equity-based awards, and a portion of the PSUs had the ability to be settled in either shares or cash and were classified as liability-based awards. The Company recognized $1.6 million, $2.6 million and $0.1 million of equity-based compensation costs during the year ended December 27, 2024, the period December 31, 2022 (Predecessor) through November 14, 2023 (Predecessor) and the period June 17, 2022 (Predecessor) through December 30, 2022 (Predecessor), respectively. The fair value of the liability-based awards was measured quarterly and based on the Company's performance.

PSU activity was as follows (1):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of June 17, 2022 (Predecessor)	—	—
Granted	675,821	8.34
Non-vested as of December 30, 2022 (Predecessor)	675,821	8.34
Granted	1,459,493	10.13
Forfeited	(2,135,314)	10.36
Non-vested as of November 14, 2023 (Predecessor)	—	—

Non-vested as of December 29, 2023 (Successor)	—	—
Granted	525,247	48.19
Non-vested as of December 27, 2024 (Successor)	525,247	48.19
(1)    The number of shares disclosed within this table are at the target number of 100.0%.
For the awards granted during the fiscal year ended December 27, 2024 (Successor), the fair value of those share-based awards required the valuation of the Company’s equity utilizing the application of significant estimates, assumptions, and judgments, as further described in Note 4. For the Predecessor PSU awards, the Company generally used the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value. The assumptions used in the Monte Carlo model for PSUs granted during the period December 31, 2022 through November 14, 2023 (Predecessor) and the period June 17, 2022 through December 30, 2022 (Predecessor) were as follows:

	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022
Expected stock price volatility	40.1%	38.9%
Peer group stock price volatility	124.7	128.0
Correlation of returns	23.8	24.4
(1)These PSU awards were subsequently cancelled upon the emergence from the 2023 and 2020 Bankruptcy Proceedings, respectively.
The weighted-average grant-date fair value per share of PSUs granted during the fiscal year ended December 27, 2024 (Successor) was $48.19. As of December 27, 2024 (Successor), there was $8.0 million of unrecognized compensation costs related to PSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of the 2020 Bankruptcy Proceedings and is no longer a liability subsequent to the 2020 Effective Date. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the 2020 Bankruptcy Proceedings. As of December 27, 2024 (Successor) and December 29, 2023 (Successor), $21.3 million and $20.2 million, respectively, remained in restricted cash, included in other long-term assets on the consolidated balance sheets. As of December 27, 2024 (Successor), the Company does not expect to make future payments related to these indemnification obligations.

As of December 27, 2024 (Successor), the Company had various other letters of credit, guarantees and surety bonds totaling $29.4 million and restricted cash of $41.8 million held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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

Governmental Proceedings
Generic Pricing Subpoena. In March 2018, the Company received a grand jury subpoena issued by the U.S. District Court for the EDPA pursuant to which the Antitrust Division of the Department of Justice is seeking documents regarding generic products and pricing, communications with generic competitors and other related matters. The Company produced documents in early 2019 and is otherwise cooperating in the investigation.
MNK 2011 LLC (formerly known as MNK 2011 Inc. and Mallinckrodt Inc.) v. U.S. Food and Drug Administration and United States of America. In November 2014, the FDA reclassified the Company's Methylphenidate ER in the Orange Book: Approved Drug Products with Therapeutic Equivalence (“Orange Book”). In November 2014, the Company filed a complaint in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the U.S. (“MD Complaint”) for judicial review of the FDA's reclassification. In July 2015, the court granted the FDA's motion to dismiss with respect to three of the five counts in the MD Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts (“MD Order”). On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of the Company's Abbreviated New Drug Application (“ANDA”) for Methylphenidate ER. On October 21, 2016, the U.S. Court of Appeals for the Fourth Circuit issued an order placing the Company's appeal of the MD Order in abeyance pending the outcome of the withdrawal proceedings. The parties exchanged documents and in April 2018, the Company filed its submission in support of its position in the withdrawal proceedings. A potential outcome of the withdrawal proceedings is that the Company's Methylphenidate ER products may lose their FDA approval and have to be withdrawn from the market.
U.S. Attorney's Office Subpoena W.D. Va. In February 2025, the Company received a subpoena duces tecum from the U.S. Attorney’s Office for the Western District of Virginia (“WDVA USAO”) seeking production of data and information for the time period from January 1, 1996 to the present relating to pharmacy benefit managers, including remuneration provided to or rebates negotiated with pharmacy benefit managers, and also including communications with pharmacy benefit managers related to the prescription, administration, or safety or efficacy of opioids. The Company is in the process of responding to the subpoena and is cooperating with the investigation. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
Specialty Generics Grand Jury Subpoenas
U.S. Attorney's Office Subpoena W.D. Va. In August 2023, the Company received a grand jury subpoena from the WDVA USAO. Subsequently, the Company received additional grand jury subpoenas from the WDVA USAO, most recently, in January 2025. The subpoenas seek production of certain data and information for the time period from July 17, 2012 to the present, including information and data relating to the Company’s Specialty Generics controlled substances compliance program, the Company's reporting of suspicious orders for controlled substances, chargebacks and other transactions, financial accounts related to these issues, financial transactions involving prescription drug products, and communications between the Company and the U.S. Drug Enforcement Administration.
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
Mallinckrodt Pharmaceuticals Ireland Limited et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (collectively “Airgas”) in the U.S. District Court for the District of Delaware (“District of Delaware”) following notice from Airgas of its ANDA submission seeking approval from the FDA for a generic version of INOmax® (nitric oxide) gas, for inhalation (“INOmax”). Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011. The expert discovery is ongoing. On February 12, 2024, the court entered stipulations of consent for filing of an amended complaint. On March 22, 2024, the court granted Air Liquide S.A.’s motion to dismiss. AirGas Therapeutics, LLC and AirGas USA LLC remain parties to the litigation. The court set a trial date of September 8, 2025. In January 2025, the court denied the Company’s motion for preliminary injunction seeking to prevent defendants Airgas Therapeutics LLC and Airgas USA LLC from infringing the Company’s U.S. patents during the pendency of the litigation.
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
The JPO held a hearing on December 20, 2024 relating to Sawai’s challenge of JP4332353, and a decision is pending; the other challenges are at an early stage. The Company believes that each of these patents and/or PTE registrations is valid, and the Company will vigorously defend these patents and PTE registrations.

Commercial and Securities Litigation
Putative Class Action Securities Litigation (Continental General). On July 7, 2023, a putative class action lawsuit was filed against the Company, its Chief Executive Officer (“CEO”) Sigurdur Olafsson, its Chief Financial Officer (“CFO”) Bryan Reasons, and the Chair of the Board, Paul Bisaro, in the U.S. District Court for the District of New Jersey, captioned Continental General Insurance Company and Percy Rockdale, LLC v. Mallinckrodt plc et al., No. 23-cv-03662. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between June 17, 2022 and June 14, 2023. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10b-5 promulgated thereunder related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s Opioid-Related Litigation Settlement and the risk of additional filings for bankruptcy protection. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court in September 2023 and in December 2023, an amended complaint was filed by the lead plaintiff against Olafsson, Reasons, and Bisaro (“Individual Defendants”). As to the Company, any liability to the plaintiffs in this matter was discharged upon emergence from the 2023 Bankruptcy Proceedings. Mallinckrodt assumed the obligation to defend and indemnify the individual defendants. In September 2024, the court denied the Individual Defendants' motion to dismiss. The Individual Defendants answered the amended complaint on October 21, 2024, and discovery is ongoing.
Alta Fundamental. In September 2024, a lawsuit was filed against the Company’s CEO Sigurdur Olafsson, its CFO Bryan Reasons, the Chair of the Board Paul Bisaro, its Chief Strategy and Restructuring Officer Jason Goodson, and its former Global Controller and Chief Investor Relations Officer Daniel Speciale, in the U.S. District Court for the District of New Jersey, captioned Alta Fundamental Advisors, LLC et al. v. Bisaro et al., No. 24-cv-09245. Plaintiffs allege similar facts to those in the Continental General action, and like in that action, the Alta Fundamental lawsuit generally alleges that the defendants made false and misleading statements related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s Opioid-Related Litigation Settlement and the risk of additional filings for bankruptcy protection. The lawsuit alleges claims under Sections 10(b), 18(a), and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and the New Jersey Uniform Securities Act, as well as common law fraud and negligent misrepresentation. Mallinckrodt assumed the obligation to defend and indemnify the individual defendants. The lawsuit seeks monetary damages in an unspecified amount. On November 25, 2024, the defendants moved to dismiss certain portions of the complaint which is currently being briefed.
Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its former CEO Mark C. Trudeau, its CFO Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. On July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. On August 10, 2020, an amended complaint was filed by the lead plaintiff alleging an expanded putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the “Strougo Defendants”) The amended complaint claims that the defendants made various false and/or misleading statements and/or failed to disclose various material facts regarding Acthar Gel and its results of operations. On October 1, 2020, the defendants filed a motion to dismiss the amended complaint. On March 17, 2022, the Strougo action was administratively closed. On March 29, 2022, the Strougo action was reinstated only with respect to the Strougo Defendants, and the Strougo Defendants filed their reply in support of their motion to dismiss on May 2, 2022. As to the Company, this matter was resolved in bankruptcy with no further liability against the Company. However, the Company has indemnification obligations as to the Strougo Defendants. On December 16, 2022, the District Court issued an order denying the Strougo Defendants' motion to dismiss in all respects. The Strougo Defendants answered the complaint. In June 2024, the parties reached an agreement in principle to resolve all claims in this matter, for a settlement payment of $46.0 million, which will be funded by the Company’s insurance carriers. As of December 27, 2024, a $46.0 million receivable and payable were recorded in prepaid expenses and other current assets and accrued and other current liabilities, respectively. On December 23, 2024, the district court granted preliminary approval of the settlement, and the final approval hearing is scheduled for April 2025. As to the Company, this matter was resolved in the 2020 Bankruptcy Proceedings with no further liability against the Company.

Generic Pharmaceutical Antitrust Multi-District Litigation.
In August 2016, a multi-district litigation (“MDL”) was established in the EDPA relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (“Generic Pricing MDL”). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. The Generic Pricing MDL includes lawsuits against the Company and dozens of other pharmaceutical companies, including a complaint filed by Attorneys General for 51 States, Territories and the District of Columbia seeking monetary damages and injunctive relief (“AG Litigation”). Since its inception, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 200 generic pharmaceutical drugs. Although the AG Litigation had been consolidated in the Eastern District of Pennsylvania in the Generic Pricing MDL, a recent legislative change exempted state antitrust enforcement actions arising under federal antitrust law from MDLs. As a result, the plaintiffs sought and won a remand to the jurisdiction in which the case was filed, the District of Connecticut. As a result of this change and resulting action, the Company filed its answer to the plaintiffs’ amended complaint in September 2024. While the Company is not subject to monetary damages in connection with these matters, as a result of the 2020 Bankruptcy Proceedings and vigorously disagrees with the plaintiffs' characterization of the facts and law, the Company is not able to reasonably estimate whether any injunctive relief will be granted, and if granted, whether it will materially impact the Company's financial position or operations. The Joint Defense Group filed Joint Motions for Summary Judgment November 22, 2024. The Plaintiffs responded to those Joint Motions on February 20, 2025.
Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including as described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of December 27, 2024 (Successor), it was probable that it would incur remediation costs in the range of $17.0 million to $51.4 million. The Company also concluded that, as of December 27, 2024 (Successor), the best estimate within this range was $35.5 million, of which $1.2 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the consolidated balance sheet as of December 27, 2024 (Successor). While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
In August 2018, the EPA finalized a buyout offer of $0.3 million with the Company, limited to its former Lodi facility, for the lower 8 miles of the River. In September 2021, the EPA issued the ROD for the upper 9 miles of the River selecting source control as the remedy for the upper 9 miles with an estimated cost of $441.0 million. In September 2022, the Company entered into a conditional $0.3 million Early Cash-Out Consent Decree (“CD”) with the EPA as a buyout for its portion of the upper part of the River related to its former Lodi facility; finalization of the CD is subject to the EPA approval following the public comment period. The comment period resulted in a modification to the CD by the EPA which includes a cost reopener of $3.7 billion to the covenant not to sue. The United States filed the modified CD with the U. S. District Court for the District of New Jersey on January 17, 2024, and a motion for entry and response to comments was filed on January 31, 2024. One of the parties, OxyChem, filed a brief in opposition to the motion to enter the modified CD. On December 18, 2024, the judge granted the motion to enter the modified CD and the requests from OxyChem for discovery, oral argument and/or a hearing were denied. In January, 2025, Nokia of America appealed the judge’s decision to the Third Circuit Court of Appeals.
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

As of December 27, 2024 (Successor), the Company estimated that its remaining liability related to the River was $21.1 million, which was included within environmental liabilities on the consolidated balance sheet as of December 27, 2024 (Successor). Despite the issuance of the revised FFS and the RODs for both the lower and upper River by the EPA, the RI/FS by the CPG, and the conditional CD by the EPA, there are many uncertainties associated with the final agreed-upon remediation, potential future liabilities and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as the remediation progresses.

Bankruptcy Litigation and Appeals
First Lien Noteholder Matters. The 2020 Plan reinstated the 2025 First Lien Notes in an aggregate principal amount of $495.0 million and the note documents relating thereto. Certain holders of the 2025 First Lien Notes and the trustee in respect thereof (collectively, “Noteholder Parties”), objected to the reinstatement, arguing, among other things, that the Company was required to pay a significant make-whole premium as a condition to reinstatement of the 2025 First Lien Notes. In the course of confirming the 2020 Plan, the Bankruptcy Court overruled these objections.
On March 30, 2022, the Noteholder Parties appealed the confirmation order's approval of the reinstatement of the 2025 First Lien Notes to the United States District Court for the District of Delaware (“District Court”). The Company and the 2025 First Lien Notes trustee reached an agreement to hold the trustee's appeal in abeyance, to be determined by the result of the holders' appeals, subject to certain conditions, which was approved by the District Court. Briefing on the merits of the Noteholder Parties' appeals was completed on July 1, 2022. On the same date, the Company moved to dismiss the Noteholder Parties' appeals as equitably moot. Briefing on the motion was completed on August 5, 2022 and supplemental declarations were filed in the appeal. Oral argument was held on the Noteholder Parties' appeals on May 5, 2023, and the District Court took the matter under advisement.
As part of the 2023 restructuring support agreement (“2023 RSA”), certain holders including holders representing a substantial majority of the 2025 First Lien Notes (“Ad Hoc First Lien Notes Group”) agreed to settle these appeals through the 2023 Plan. Among other provisions, the 2023 Plan incorporates the 2025 First Lien Notes Makewhole Settlement (as defined in the 2023 Plan), which comprises the allowance of a 2025 First Lien Notes Makewhole Amount Claim (as defined in the 2023 Plan) in a stipulated amount of $14.9 million (or 3.0% of the principal amount of the 2025 First Lien Notes). In exchange, the Ad Hoc First Lien Notes Group agreed to dismiss its appeal, and to cause the trustee to dismiss its companion appeal, upon the 2023 Effective Date. On August 23, 2023, the parties wrote to the District Court to outline the settlement and request that the appeals be held in abeyance pending the confirmation of the amended 2023 Plan. On August 23, 2023, the District Court entered an order stating that it would defer indefinitely issuing a decision in the appeal, but reserving the right to file an opinion and order at any later time prior to the filing of a stipulated dismissal of the appeals. On August 28, 2023, Columbus Hill Capital Management, L.P., a Noteholder Party that had filed a separate appeal, agreed to dismiss its appeal because it had sold the entirety of its position in the 2025 First Lien Notes.
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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

		Fair Value Measurement Using Fair Value Hierarchy:
	December 27, 2024 (Successor)	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$25.4	$17.4	$8.0	$—
Equity securities	$12.0	$12.0	$—	$—
Interest rate cap	$5.3	$—	$5.3	$—
	$42.7	$29.4	$13.3	$—
Liabilities:
Debt derivative liabilities	$—	$—	$—	$—
Deferred compensation liabilities	$22.5	$—	$22.5	$—
Contingent consideration liabilities	$17.5	$—	$—	$17.5
	$40.0	$—	$22.5	$17.5

		Fair Value Measurement Using Fair Value Hierarchy:
	December 29, 2023 (Successor)	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$43.3	$29.1	$14.2	$—
Equity securities	28.9	28.9	—	—
Interest rate cap	12.9	—	12.9	—
	$85.1	$58.0	$27.1	$—
Liabilities:
Debt derivative liabilities	$15.1	$—	$—	$15.1
Deferred compensation liabilities	21.0	—	21.0	—
Contingent consideration liabilities	14.7	—	—	14.7
	$50.8	$—	$21.0	$29.8
Debt and equity securities held in rabbi trusts. Debt securities held in rabbi trusts primarily consist of U.S. government and agency securities and corporate bonds. When quoted prices are available in an active market, the investments are classified as level 1. When quoted market prices for a security are not available in an active market, they are classified as level 2. Equity securities held in rabbi trusts primarily consist of U.S. common stocks, which are valued using quoted market prices reported on nationally recognized securities exchanges. During the year ended December 27, 2024 (Successor), proceeds from debt and equity securities held in rabbi trusts were $22.6 million.
Equity securities. Equity securities consist of shares in Silence Therapeutics plc and Panbela Therapeutics, Inc. for which quoted prices are available in an active market; therefore, these investments are classified as level 1 and are valued based on quoted market prices reported on internationally recognized securities exchanges.
During the year ended December 27, 2024 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor) and the period January 1, 2022 through June 16, 2022 (Predecessor), the Company recognized an unrealized loss of $17.4 million, $10.1 million and $22.2 million, respectively. During the period November 15, 2023 through December 29, 2023 (Successor) and the period June 17, 2022 through December 30, 2022 (Predecessor) the Company recognized unrealized gains $13.5 million, and $9.2 million, respectively, related to our investments within other income (expense), net in the consolidated statements of operations.
Interest rate cap. The Company is exposed to interest rate risk on its variable-rate debt. During the three months ended March 31, 2023 (Predecessor), the Company entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides the Company with interest rate protection (i) for the period March 16, 2023 through July 19, 2023 to the extent that the one-month LIBOR exceeds 4.65%, and (ii) for the period July 20, 2023 through March 26, 2026 to the extent that the one-month SOFR exceeds 3.84%. For purposes of the interest rate cap, SOFR is measured on a predetermined business day of every month, which may not coincide with either the Company’s fiscal period end or the date that SOFR is determined for purposes of the First and Second-Out Takeback Term Loans. The impact of the interest rate cap on the Company’s applicable interest rates as disclosed in Note 14 reflects the SOFR rate in effect on December 27, 2024 (Successor).

The interest rate cap agreement is not accounted for as a cash flow hedge and the changes in fair value of the interest rate cap were recorded within other (expense) income, net in the consolidated statements of operations. The fair value of the interest rate cap is included in other assets on the Company’s consolidated balance sheet as of December 27, 2024 (Successor) and December 29, 2023 (Successor).
During the period March 16, 2023 to November 14, 2023 (Predecessor), the interest rate cap agreement qualified as a cash flow hedge. The premium paid was recognized in income on a rational basis, and changes in the fair value of the interest rate cap were recorded within accumulated other comprehensive income (“AOCI”) and were subsequently reclassified into interest expense in the period when the hedged interest affects earnings. Upon adoption of fresh-start accounting, the Company reassessed the interest rate cap and elected to not apply hedge accounting. As such, during the Successor period, the interest rate cap agreement was not accounted for as a cash flow hedge and the changes in fair value of the interest rate cap were recorded within other income (expense) in the consolidated statement of operations.
The Company elected to use the income approach to value the interest rate cap derivative using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable such as LIBOR or SOFR rate curves, futures and volatilities. Mid-market pricing is used as a practical expedient in the fair value measurements. During the year ended December 27, 2024 (Successor) and the period November 15, 2023 to December 29, 2023 (Successor) the Company recognized $7.6 million and $8.4 million of unrealized loss, respectively, in other (expense) income, net. During the period December 31, 2022 through November 14, 2023 (Predecessor), the Company recognized an unrealized gain of $5.7 million within AOCI with a gain of $0.7 million being reclassified into earnings as a component of interest expense, net. These amounts were related to the changes in fair value of the interest rate cap. The cash payment of the $20.0 million premium and other corresponding activity related to the interest rate cap were reflected as cash flows from operating activities in the consolidated statement of cash flows for the period December 31, 2022 to November 14, 2023 (Predecessor).
Debt derivative liabilities. The debt derivative liabilities related to the Company's First and Second-Out Takeback Term Loans and Takeback Notes was measured using a 'with and without' valuation model to compare the fair values of each debt instrument including the identified embedded derivative feature. The “with” value corresponds to the fair value of each instrument assuming mandatory prepayment upon an asset sale. The “without” value corresponds to the fair value of each instrument assuming no mandatory prepayment upon an asset sale. These derivative liabilities are classified as level 3 and the fair value of the debt instruments including the embedded derivative features were determined using the Black-Derman-Toy model, which includes significant unobservable inputs of probability and estimated timing of mandatory prepayment event before November 2025.
The debt derivative liability is recorded at fair value, with the changes in fair value reported within earnings. The debt derivative liability was zero and $15.1 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively, and was recorded within accrued and other current liabilities within the consolidated balance sheets as of December 29, 2023 (Successor). During the year ended December 27, 2024 (Successor) the decrease in debt derivative liability was recognized in other (expense) income, net, within the consolidated statements of operations.
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
Contingent consideration liabilities. In accordance with the 2020 Plan and the 2020 Scheme of Arrangement, the Company will provide consideration for the Terlivaz CVR primarily in the form of the achievement of a cumulative net sales milestone. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the Terlivaz CVR as of December 27, 2024 (Successor) and December 29, 2023 (Successor) to be $17.5 million and $14.7 million, respectively. All contingent consideration liabilities were classified within other liabilities in the consolidated balance sheets as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively.

The following table summarizes activity for contingent consideration:

Balance as of December 30, 2022 (Predecessor)	7.3
Fair value adjustments	(7.2)
Fresh-start adjustment	14.9
Balance as of November 14, 2023 (Predecessor)	$15.0

Balance as of November 15, 2023 (Successor)	$15.0
Fair value adjustments	(0.3)
Balance as of December 29, 2023 (Successor)	14.7
Fair value adjustments	2.8
Balance as of December 27, 2024 (Successor)	$17.5

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of December 27, 2024 (Successor) and December 29, 2023 (Successor):
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $63.1 million and $80.7 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), (level 1), respectively. Included within the balance as of the 2023 Effective Date was $24.0 million related to the funding of a professional fee escrow account upon emergence from the 2023 Bankruptcy Proceedings. Refer to Note 3 for further information. As of December 27, 2024 (Successor) and December 29, 2023 (Successor), the professional fee escrow balance was zero and $17.6 million.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $43.7 million and $45.3 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively. These contracts are included in other assets on the consolidated balance sheets.
•Successor debt. The Company's Takeback Notes and receivables securitization facility are classified as level 1, as quoted prices are available in an active market for these notes. Since quoted market prices for the Company's Takeback Term Loans are not available in an active market, they are classified as level 2 for purposes of developing an estimate of fair value.

	Successor
	December 27, 2024		December 29, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
14.75% Second-Out Takeback Notes due November 2028	$505.4	$511.6	$836.4	$844.4

Level 2:
First-Out Takeback Term Loan Due November 2028	—	—	243.4	232.8
Second-Out Takeback Term Loan Due November 2028	410.2	415.4	685.5	654.0
Total Debt	$915.6	$927.0	$1,765.3	$1,731.2
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

The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
FFF Enterprises, Inc.	23.1%	23.1%	22.3%	26.1%	11.8%
Cencora, Inc. (formerly known as AmerisourceBergen Corp.)	13.8%	*	10.0	*	*
McKesson Corporation	*	10.8	*	*	*
CuraScript, Inc.	*	*	*	*	15.6
* Net sales to this distributor were less than 10.0% of total net sales during the respective periods presented above.
The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	Successor
	December 27, 2024	December 29, 2023
Cencora, Inc. (formerly known as AmerisourceBergen Corp.)	34.9%	24.2%
McKesson Corporation	19.8	20.0
FFF Enterprises	12.1	*
* Accounts receivable attributable to this distributor was less than 10.0% of total gross accounts receivable at the end of the respective period presented above.

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Acthar Gel	24.5%	23.5%	22.7%	28.3%	25.4%
INOmax	13.2	14.5	16.5	16.7	19.0
Therakos	12.2	16.1	13.6	12.5	12.5
APAP	*	13.4	11.4	10.7	11.0
* Net sales attributable to these products were less than 10.0% of total net sales during the respective periods presented above.

21.	Segment and Geographical Data
The Company operates in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes specialty generic drugs and API(s).
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer and Director. The CODM measures and evaluates the Company's operating segments based on segment net sales by product type and segment operating income. The CODM uses this information to evaluate the Company’s businesses operations and allocate resources. The CODM considers budget-to-actual variances of segment net sales and segment operating income on a quarterly basis to assess performance and make decisions about allocating resources to the segments.
Certain amounts that the Company considers to be non-recurring or non-operational are excluded from segment operating income because the CODM evaluates the operating results of the segments excluding such items. These items may include, but are not limited to corporate and unallocated expenses and liabilities management and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating loss and are reflected in the reconciliations presented below.
The CODM manages assets on a total company basis, not by operating segment. The CODM is not regularly provided any asset information by operating segment and, accordingly, the Company does not report asset information by operating segment. Total assets were approximately $3,302.6 million and $3,733.6 million as of December 27, 2024 (Successor) and December 29, 2023 (Successor), respectively.
Selected information by reportable segment was as follows:

	Successor
	Year Ended December 27, 2024
	Specialty Brands	Specialty Generics	Total
Net sales	$1,083.4	$896.3	$1,979.7
Cost of sales (1)	529.0	607.9	1,136.9
Selling, general and administrative expenses	266.1	91.7	357.8
Research and development expenses	49.4	26.4	75.8
Restructuring charges, net	10.5	—	10.5
Segment operating income	$228.4	$170.3	398.7
Corporate and unallocated expenses - Cost of sales (3)			15.7
Corporate and unallocated expenses - Selling, general and administrative expenses (3)			209.0
Corporate and unallocated expenses - Research and development expenses (3)			39.9
Liabilities management and separation costs (4)			43.9
Operating income			90.2
Interest expense			(228.3)
Interest income			27.0
Gain on divestiture			754.4
Loss on debt extinguishment, net			(19.7)
Other expense, net			(9.1)
Income from continuing operations before income taxes			$614.5

Depreciation and amortization	$72.8	$43.2

	Successor
	Period from November 15, 2023 through December 29, 2023
	Specialty Brands	Specialty Generics	Total
Net sales	$139.8	$103.2	$243.0
Cost of sales (1)	83.6	94.1	177.7
Selling, general and administrative expenses	35.2	9.8	45.0
Research and development expenses	6.8	3.9	10.7
Non-restructuring impairment charges (2)	2.6	—	2.6
Segment operating income (loss)	$11.6	$(4.6)	$7.0
Corporate and unallocated expenses - Cost of sales (3)			1.4
Corporate and unallocated expenses - Selling, general and administrative expenses (3)			19.2
Corporate and unallocated expenses - Research and development expenses (3)			5.2
Liabilities management and separation costs (4)			1.4
Operating loss			(20.2)
Interest expense			(28.3)
Interest income			0.9
Other income, net			5.4
Reorganization items, net			(4.0)
Loss from continuing operations before income taxes			$(46.2)

Depreciation and amortization	$15.2	$10.4

	Predecessor
	Period from December 31, 2022 through November 14, 2023
	Specialty Brands	Specialty Generics	Total
Net sales	$949.2	$673.7	$1,622.9
Cost of sales (1)	836.1	452.6	1,288.7
Selling, general and administrative expenses	214.6	75.2	289.8
Research and development expenses	40.4	22.5	62.9
Non-restructuring impairment charges (2)	50.1	85.8	135.9
Segment operating (loss) income	$(192.0)	$37.6	(154.4)
Corporate and unallocated expenses - Cost of sales (3)			11.8
Corporate and unallocated expenses - Selling, general and administrative expenses (3)			158.4
Corporate and unallocated expenses - Research and development expenses (3)			34.2
Corporate and unallocated expenses - Restructuring charges, net (3)			0.9
Liabilities management and separation costs (4)			157.7
Operating loss			(517.4)
Interest expense			(507.2)
Interest income			14.7
Other expense, net			(6.5)
Reorganization items, net			(892.7)
Loss from continuing operations before income taxes			$(1,909.1)

Depreciation and amortization	$451.6	$32.4

	Predecessor
	Period from June 17, 2022 through December 30, 2022
	Specialty Brands	Specialty Generics	Total
Net sales	$682.4	$357.3	$1,039.7
Cost of sales (1)	662.8	326.9	989.7
Selling, general and administrative expenses	140.4	42.6	183.0
Research and development expenses	31.5	12.6	44.1
Segment operating loss	$(152.3)	$(24.8)	(177.1)
Corporate and unallocated expenses - Cost of sales (3)			1.3
Corporate and unallocated expenses - Selling, general and administrative expenses (3)			85.9
Corporate and unallocated expenses - Research and development expenses (3)			20.1
Corporate and unallocated expenses - Restructuring charges, net (3)			11.1
Liabilities management and separation costs (4)			21.2
Operating loss			(316.7)
Interest expense			(324.3)
Interest income			3.9
Other income, net			10.0
Reorganization items, net			(23.2)
Loss from continuing operations before income taxes			$(650.3)

Depreciation and amortization	$320.6	$21.1

	Predecessor
	Period from January 1, 2022 through June 16, 2022
	Specialty Brands	Specialty Generics	Total
Net sales	$587.1	$287.5	$874.6
Cost of sales (1)	371.9	204.9	576.8
Selling, general and administrative expenses	137.7	35.0	172.7
Research and development expenses	33.9	12.1	46.0
Restructuring charges, net	—	3.5	3.5
Segment operating income	$43.6	$32.0	75.6
Corporate and unallocated expenses - Cost of sales (3)			5.2
Corporate and unallocated expenses - Selling, general and administrative expenses (3)			93.6
Corporate and unallocated expenses - Research and development expenses (3)			19.5
Corporate and unallocated expenses - Restructuring charges, net (3)			6.1
Liabilities management and separation costs (4)			9.0
Operating loss			(57.8)
Interest expense			(108.6)
Interest income			0.6
Other expense, net			(14.6)
Reorganization items, net			(630.9)
Loss from continuing operations before income taxes			$(811.3)

Depreciation and amortization	$286.9	$29.7
(1)Includes $44.0 million of Acthar Gel inventory write-down to net realizable value within the Specialty Brands segment during the period December 31, 2022 through November 14, 2023 (Predecessor) and $30.0 million of fresh-start inventory-related expense within the Specialty Generics segment during the period June 17, 2022 through December 30, 2022 (Predecessor) primarily driven by the Company’s change in accounting estimate
(2)Includes $2.6 million and $50.1 million of impairment charges on StrataGraft long-lived assets and intangibles assets, respectively, within the Specialty Brands segment during the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor). Also includes $85.8 million of impairment charges on intangible assets within the Specialty Generics segment during the period December 31, 2022 through November 14, 2023 (Predecessor).
(3)Includes certain compensation, information technology, legal, environmental and other costs not charged to the Company’s reportable segments.

(4)Represents costs primarily related to professional fees incurred as the Company explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings and professional fees incurred by the Company (including where the Company are responsible for the fees of third parties, including pursuant to the forbearance agreements related to certain of the Company’s former debt obligations) and costs incurred in connection with the Company’s evaluation of its financial situation and related discussions with its stakeholders prior to the commencement of the 2023 Chapter 11 Cases, and expenses incurred related to the severance of certain former executives of the Predecessor as a result of the 2020 Bankruptcy Proceedings. As of the 2023 Petition Date and 2020 Petition Date, professional fees directly related to the 2023 Bankruptcy Proceedings and 2020 Bankruptcy Proceedings, respectively, that were previously reflected as liabilities management and separation costs were classified as reorganization items, net until the 2023 Effective Date and the 2020 Effective Date, respectively.
Net sales by product family within the Company's reportable segments were as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Acthar Gel	$485.7	$57.0	$368.3	$294.1	$221.9
INOmax	261.4	35.3	267.9	173.9	165.8
Therakos	241.6	39.1	220.0	130.5	109.6
Amitiza (1)	62.9	5.0	72.0	77.1	81.5
Terlivaz	24.7	2.3	13.3	1.2	—
Other	7.1	1.1	7.7	5.6	8.3
Specialty Brands	1,083.4	139.8	949.2	682.4	587.1

Opioids	349.9	31.6	230.7	117.9	88.8
ADHD	166.2	13.5	101.4	28.4	17.5
Addiction treatment	75.3	10.5	55.6	35.0	30.0
Other	8.1	1.6	8.2	6.8	4.9
Generics	599.5	57.2	395.9	188.1	141.2
Controlled substances	98.7	11.6	75.5	47.0	37.6
APAP	177.8	32.5	184.8	111.4	96.5
Other	20.3	1.9	17.5	10.8	12.2
API	296.8	46.0	277.8	169.2	146.3
Specialty Generics	896.3	103.2	673.7	357.3	287.5
Net Sales	$1,979.7	$243.0	$1,622.9	$1,039.7	$874.6
(1)Amitiza net sales consist of both product and royalty net sales.
Selected information by geographic area was as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Period from June 17, 2022 through December 30, 2022	Period from January 1, 2022 through June 16, 2022
Net sales (1):
U.S.	$1,802.6	$212.8	$1,448.9	$928.3	$784.2
Europe, Middle East and Africa	162.1	28.8	157.1	100.4	73.6
Other	15.0	1.4	16.9	11.0	16.8
Net Sales	$1,979.7	$243.0	$1,622.9	$1,039.7	$874.6
(1)Net sales are attributed to regions based on the location of the entity that records the transaction, none of which relate to the country of Ireland.

	Successor		Predecessor
	December 27, 2024	December 29, 2023	December 30, 2022
Long-lived assets (1):
U.S.	$339.5	$165.9	$287.3
Europe, Middle East and Africa (2)	62.3	164.6	178.0
Other	1.2	2.8	3.1
	$403.0	$333.3	$468.4
(1)Long-lived assets are primarily composed of property, plant and equipment, net.
(2)Includes long-lived assets located in Ireland of $62.3 million, $162.1 million and $174.9 million as of December 27, 2024 (Successor), December 29, 2023 (Successor) and December 30, 2022 (Predecessor), respectively.

22.	Subsequent Events
On March 13, 2025, the Company entered into a Transaction Agreement (“Transaction Agreement”), with Endo, Inc., a Delaware corporation (“Endo”) and Salvare Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”). The Transaction Agreement provides, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, that (a) the memorandum and articles of association of the Company will be amended by means of a scheme of arrangement (“Articles Scheme Amendment”) under the Companies Act 2014 (“Scheme”) and shareholder approval; (b) the memorandum and articles of association of the Company will be further amended by shareholder approval following the Articles Scheme Amendment (together with the Articles Scheme Amendment, the “Articles Amendments”); and (c) Merger Sub will merge with and into Endo (such merger, the “Business Combination” and, together with the Articles Amendments, the “Transaction”), with Endo surviving the Business Combination as a wholly owned subsidiary of the Company. As a result of the Business Combination, each share of common stock, par value $0.001 per share, of Endo (“Endo Common Stock”), other than certain excluded shares of Endo Common Stock, will be cancelled and converted into the right to receive a number of ordinary shares of the Company (such number to be determined in accordance with the terms of the Transaction Agreement) and cash consideration (such cash consideration for all shares of Endo Common Stock to be $80.0 million in the aggregate (subject to potential adjustments)). The exchange ratio in the Transaction Agreement will be such that the shareholders of the Company will own 50.1% of the outstanding ordinary shares of the Company as of immediately following the effective time of the Business Combination. The Company is in the process of determining the accounting treatment of the Business Combination and the related impact on its consolidated financial statements, as applicable.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 27, 2024 (Successor). Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 27, 2024 (Successor). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, management concluded that, as of December 27, 2024 (Successor), our internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 27, 2024 (Successor) that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
During the fourth quarter ended December 27, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information regarding our directors required under this Item 10. Directors, Executive Officers and Corporate Governance will be filed with the SEC within 120 days after December 27, 2024 pursuant to General Instruction G(3) to Form 10-K.
Information regarding our executive officers required under this Item 10. Directors, Executive Officers and Corporate Governance is included in Item 1. Business of this Annual Report.
We have adopted the Mallinckrodt Code of Conduct, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K, as well as the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange. Our Code of Conduct applies to all employees, officers and directors of Mallinckrodt, including, without limitation, our CEO, CFO and other senior financial officers. Our Code of Conduct is posted on our website at mallinckrodt.com under the heading “Investor Relations - Corporate Governance.” We will also provide a copy of our Code of Conduct to shareholders upon request. We intend to disclose any amendments to our Code of Conduct, as well as any waivers for executive officers or directors, on our website.
Information regarding our policies on insider trading required under this Item 10. Directors, Executive Officers and Corporate Governance will be filed with the SEC within 120 days after December 27, 2024 pursuant to General Instruction G(3) to Form 10-K.

Item 11.	Executive Compensation.
Information regarding the compensation of our named executive officers and directors required under this Item 11. Executive Compensation will be filed with the SEC within 120 days after December 27, 2024 pursuant to General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups which own more than 5.0% of our ordinary shares, as well as information regarding the security ownership of our executive officers and directors, and other shareholder matters required under this Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be filed with the SEC within 120 days after December 27, 2024 pursuant to General Instruction G(3) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence required under this Item 13. Certain Relationships and Related Transactions, and Director Independence will be filed with the SEC within 120 days after December 27, 2024 pursuant to General Instruction G(3) to Form 10-K.

Item 14.	Principal Accounting Fees and Services.
Information regarding the services provided by and the fees paid to PricewaterhouseCoopers LLP, our independent auditors, required under this Item 14. Principal Accounting Fees and Services will be filed with the SEC within 120 days after December 27, 2024 pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
Documents filed as part of this report:
1)    Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
•Reports of Independent Registered Public Accounting Firms
•Consolidated Statements of Operations for the fiscal year ended December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor) and the period from January 1, 2022 through June 16, 2022 (Predecessor).
•Consolidated Statements of Comprehensive Operations for the fiscal year ended December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor) and the period from January 1, 2022 through June 16, 2022 (Predecessor).
•Consolidated Balance Sheets as of December 27, 2024 (Successor) and December 29, 2023 (Successor).
•Consolidated Statements of Cash Flows for the fiscal year ended December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor) and the period from January 1, 2022 through June 16, 2022 (Predecessor).
•Consolidated Statement of Changes in Shareholders' Equity for the fiscal year ended December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), the period from December 31, 2022 through November 14, 2023 (Predecessor), the period from June 17, 2022 through December 30, 2022 (Predecessor) and the period from January 1, 2022 through June 16, 2022 (Predecessor).
•Notes to Consolidated Financial Statements.
2)    Financial Statement Schedules. All schedules have been omitted because they are not applicable, not required, immaterial for all periods presented or the information is included in the financial statements or notes thereto.
3)    Exhibits. The exhibits are included in the Exhibit Index that appears at the end of this Annual Report.

Item 16.	Form 10-K Summary.
The Company has elected not to include a Form 10-K summary under this Item 16.

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1
First Amended and Prepackaged Joint Plan of Reorganization of Mallinckrodt plc and Its Debtor Affiliates under Chapter 11 of the Bankruptcy Code, dated as of September 29, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 10, 2023).

2.2
Purchase and Sale Agreement, dated as of August 3, 2024, by and between the Company, Solaris Bidco Limited, Solaris IPCo Limited and Solaris US BidCo LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 5, 2024).

2.3
Amendment No. 1 to Purchase and Sale Agreement, dated as of November 29, 2024, by and between the Company, Solaris Bidco Limited, Solaris IPCo Limited and Solaris US BidCo, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed December 5, 2024).

2.4
Transaction Agreement, dated March 13, 2025, by and among, the Company, Endo, Inc. and Salvare Merger Sub LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed March 13, 2025).**

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2013).
3.2	Memorandum and Articles of Association of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 15, 2023).
4.1
Indenture, dated as of November 14, 2023, by and among the Issuers, the Guarantors, Wilmington Savings Fund Society, FSB, as First Lien Trustee and Acquiom Agency Services LLC, as Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 15, 2023).

4.2
Supplemental Indenture No. 1, dated as of May 1, 2024, to the Indenture, dated as of November 14, 2023, by and among the Issuers, the Guarantors, Wilmington Savings Fund Society, FSB, as First Lien Trustee and Acquiom Agency Services LLC, as Collateral Agent (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2024).

4.3	Form of 14.750% senior secured first lien notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 15, 2023).
4.4	Description of the Company’s Registered Securities.
4.5
Supplemental Indenture No. 2, dated November 29, 2024, to the Indenture, dated as of November 14, 2023, by and among the Issuers, the Guarantors, Wilmington Savings Fund Society, FSB, as First Lien Trustee and Acquiom Agency Services LLC, as Collateral Agent.

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

10.3
Contingent Value Right Agreement, dated as of November 14, 2023, between the Company and the Opioid Master Disbursement Trust II (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2023).

10.4
Registration Rights Agreement, dated as of November 14, 2023, by and among the Company and the initial holders identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 15, 2023).

10.5
Deed Poll Relating to the Information Rights of Members of Mallinckrodt plc, dated as of November 14, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 15, 2023).

10.6
Credit Agreement, dated as of November 14, 2023, by and among the Issuers, the Company, the Lenders Party thereto from time to time, Acquiom Agency Services LLC and Seaport Loan Products LLC, as Co-Administrative Agents, and Acquiom Agency Services LLC, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 15, 2023).

10.7
Form of First Lien Intercreditor Agreement, dated as of November 14, 2023, by and among the Issuers, the Company, the other Grantors from time to time party thereto, Acquiom Agency Services LLC, as Collateral Agent and as Authorized Representative, Wilmington Savings Fund Society, FSB, as Initial Additional Authorized Representative, and each additional Authorized Representative from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 15, 2023).

10.8
Settlement Agreement, dated as of March 7, 2022, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the Company, Mallinckrodt ARD LLC and James Landolt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 11, 2022).

10.9
Settlement Agreement, dated as of March 7, 2022, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the Company, Mallinckrodt ARD LLC, Charles Strunck, Lisa Pratta and Scott Clark (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 11, 2022).

10.10
Amendment No.1 to Opioid Deferred Cash Payments Agreement, dated as of June 15, 2023, by and among the Company, Mallinckrodt LLC, SpecGx Holdings LLC, SpecGx LLC and the Opioid Master Disbursement Trust II (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2023).

10.11†
Second Amended and Restated Employment Agreement, dated as of February 2, 2024, by and between ST Shared Services LLC and Sigurdur Olafsson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2024).

10.12†	Form of Second Amended and Restated Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2024).
10.13†
First Amended and Restated Employment Agreement, dated as of February 28, 2024, between Mallinckrodt Pharmaceuticals Ireland, Ltd. and Paul O’Neill (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 10-K filed March 26, 2024).

10.14†	Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan, dated as of February 2, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 2, 2024).
10.15†	Amendment No. 1 to the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan, dated as of December 2, 2024.
10.16†	Form of Second Amended and Restated Restricted Unit Award for the CEO under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan.*
10.17†	Form of Second Amended and Restated Restricted Unit Award for Executive Officers under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan.*
10.18†	Form of Second Amended and Restated Restricted Unit Award for Directors under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan.*
10.19†
Form of Second Amended and Restated Performance Unit Award for the CEO under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 5, 2024).*

10.20†
Form of Second Amended and Restated Performance Unit Award for Executive Officers under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 5, 2024).*

10.21†
Form of Second Amended and Restated Performance Unit Award for Directors under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 5, 2024).*

10.22†
Mallinckrodt plc Second Amended and Restated Long-Term Transaction Incentive Plan, amended as of December 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2024).*

10.23†	Form of Award Forfeiture Agreement, by and between the Company and the Grantee named therein.
10.24
Form of Voting Agreement, by and among, the Company, Endo and the Company’s shareholder(s) party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed March 13, 2025).

19.1	Global Insider Trading Policy.
21.1	Subsidiaries of the Company.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Order Confirming the First Amended Prepackaged Joint Plan of Reorganization of Mallinckrodt plc and Its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code, dated as of October 10, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 10, 2023).

99.2	Order of the High Court of Ireland, dated as of November 10, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the inline XBRL document and contained in Exhibit 101.INS).
† Compensation plans or arrangements.
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulations S-K.
** Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
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

MALLINCKRODT PLC

March 13, 2025	By:	/s/ Bryan M. Reasons
Bryan M. Reasons Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sigurdur Olafsson	President, Chief Executive Officer and Director	March 13, 2025
Sigurdur Olafsson	(principal executive officer)

/s/ Bryan M. Reasons	Executive Vice President and Chief Financial Officer	March 13, 2025
Bryan M. Reasons	(principal financial and accounting officer)

/s/ Paul Bisaro	Chair of the Board of Directors	March 13, 2025
Paul Bisaro

/s/ Katina Dorton	Director	March 13, 2025
Katina Dorton

/s/ Abbas Hussain	Director	March 13, 2025
Abbas Hussain

/s/ David Stetson	Director	March 13, 2025
David Stetson

/s/ Wesley Wheeler	Director	March 13, 2025
Wesley Wheeler

/s/ Jon Zinman	Director	March 13, 2025
Jon Zinman