Form 10-Q
period 2025-03-28
Mallinckrodt plc
filed 2025-05-12
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Emerging Growth Company	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 8, 2025, the registrant had 19,736,759 ordinary shares outstanding at $0.01 par value.

MALLINCKRODT PLC
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Three Months Ended
	March 28, 2025	March 29, 2024
Net sales	$419.9	$467.8
Cost of sales	217.0	303.8
Gross profit	202.9	164.0
Selling, general and administrative expenses	147.5	136.9
Combination, integration, and other related expenses (Note 3)	20.5	—
Research and development expenses	20.5	27.9
Restructuring charges, net	(2.0)	10.2
Liabilities management and separation costs	1.4	6.7
Operating income (loss)	15.0	(17.7)
Interest expense	(32.8)	(59.1)
Interest income	5.8	6.8
Loss on divestiture (Note 3)	(6.2)	—
Other (expense) income, net	(5.8)	3.7
Loss from continuing operations before income taxes	(24.0)	(66.3)
Income tax expense (benefit)	3.9	(0.7)
Loss from continuing operations	(27.9)	(65.6)
Income from discontinued operations, net of income taxes	0.2	0.2
Net loss	$(27.7)	$(65.4)

Basic and diluted (loss) income per share (Note 7):
Loss from continuing operations	$(1.42)	$(3.33)
Income from discontinued operations	0.01	0.01
Net loss	$(1.41)	$(3.32)
Basic and diluted weighted-average shares outstanding	19.7	19.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited; in millions)

	Three Months Ended
	March 28, 2025	March 29, 2024
Net loss	$(27.7)	$(65.4)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	3.2	(4.8)
Benefit plans	(0.1)	—
Total other comprehensive income (loss), net of tax	3.1	(4.8)
Comprehensive loss	$(24.6)	$(70.2)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except share data)

	March 28, 2025	December 27, 2024
Assets
Current Assets:
Cash and cash equivalents	$422.2	$382.6
Accounts receivable, less allowance for doubtful accounts of $4.1 and $6.2	402.7	395.3
Inventories	633.7	664.9
Prepaid expenses and other current assets	175.8	186.3
Total current assets	1,634.4	1,629.1
Property, plant and equipment, net	404.1	390.6
Intangible assets, net	406.1	419.4
Deferred income taxes	661.8	651.8
Other assets	203.1	211.7
Total Assets	$3,309.5	$3,302.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$3.9	$3.9
Accounts payable	79.0	57.8
Accrued payroll and payroll-related costs	52.1	108.1
Accrued interest	26.9	9.2
Acthar Gel-Related Settlement	21.3	21.3
Accrued and other current liabilities	274.5	231.1
Total current liabilities	457.7	431.4
Long-term debt	905.4	909.5
Acthar Gel-Related Settlement	131.4	126.5
Pension and postretirement benefits	26.5	26.5
Environmental liabilities	34.3	34.3
Other income tax liabilities	26.2	25.7
Other liabilities	98.0	102.9
Total Liabilities	1,679.5	1,656.8
Commitments and contingencies (Note 13)
Shareholders' Equity:
Ordinary A shares, €1.00 par value, 25,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.01 par value, 500,000,000 authorized; 19,762,306 and 19,696,335 issued; 19,736,759 and 19,696,335 outstanding	0.2	0.2
Ordinary shares held in treasury at cost, 25,547 and zero	(1.9)	—
Additional paid-in capital	1,209.6	1,199.8
Accumulated other comprehensive income	9.2	6.1
Retained earnings	412.9	439.7
Total Shareholders' Equity	1,630.0	1,645.8
Total Liabilities and Shareholders' Equity	$3,309.5	$3,302.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended
	March 28, 2025	March 29, 2024
Cash Flows From Operating Activities:
Net loss	$(27.7)	$(65.4)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	22.5	35.1
Share-based compensation	9.7	1.9
Deferred income taxes	(10.1)	3.9
Non-cash accretion (amortization) expense	1.6	(1.1)
Other non-cash items	8.4	(0.6)
Changes in assets and liabilities:
Accounts receivable, net	(5.4)	(0.8)
Inventories	30.1	78.7
Accounts payable	22.7	(13.3)
Income taxes	12.7	(6.4)
Other	1.8	(16.2)
Net cash from operating activities	66.3	15.8
Cash Flows From Investing Activities:
Capital expenditures	(24.3)	(24.6)
Other	0.3	0.4
Net cash from investing activities	(24.0)	(24.2)
Cash Flows From Financing Activities:
Repayment of debt	(1.0)	(2.2)
Repurchase of shares	(1.9)	—
Other	(0.2)	—
Net cash from financing activities	(3.1)	(2.2)
Effect of currency rate changes on cash	0.8	(1.3)
Net change in cash, cash equivalents and restricted cash	$40.0	(11.9)
Cash, cash equivalents and restricted cash at beginning of period	445.7	343.4
Cash, cash equivalents and restricted cash at end of period	$485.7	$331.5

Cash and cash equivalents at end of period	$422.2	$253.6
Restricted cash included in prepaid expenses and other current assets at end of period (Note 12)	21.7	37.1
Restricted cash included in other long-term assets at end of period (Note 12)	41.8	40.8
Cash, cash equivalents and restricted cash at end of period	$485.7	$331.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 27, 2024	19.7	$0.2	—	$—	$1,199.8	$439.7	$6.1	1,645.8
Net loss	—	—	—	—	—	(27.7)	—	(27.7)
Other comprehensive income	—	—	—	—	—	—	3.1	3.1
Vesting of restricted share units, net of tax withholdings	0.1	—	0.0	(1.9)	0.9	—	—	(1.0)
Share cancellation	—	—	—	—	(0.8)	0.9	—	0.1
Share-based compensation	—	—	—	—	9.7	—	—	9.7
Balance as of March 28, 2025	19.8	$0.2	0.0	$(1.9)	$1,209.6	$412.9	$9.2	$1,630.0

Balance as of December 29, 2023	19.7	$0.2	—	$—	$1,194.6	$(38.2)	$3.6	1,160.2
Net loss	—	—	—	—	—	(65.4)	—	(65.4)
Other comprehensive loss	—	—	—	—	—	—	(4.8)	(4.8)
Share-based compensation	—	—	—	—	1.9	—	—	1.9
Balance as of March 29, 2024	19.7	$0.2	—	$—	$1,196.5	$(103.6)	$(1.2)	$1,091.9
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

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and entities in which they own or control more than 50.0% of the voting shares. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows and financial position have been made. All intercompany balances and transactions have been eliminated in consolidation and all normal recurring adjustments necessary for a fair statement have been included in the results reported.
The results of entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal, and where appropriate, these operations have been reported in discontinued operations. Divestitures of product lines and businesses not meeting the criteria for discontinued operations have been reflected in continuing operations.
The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but does not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 27, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2025.

Fiscal Year
The Company reports its results based on a “52-53 week” year ending on the last Friday of December. Unless otherwise indicated, the three months ended March 28, 2025 and March 29, 2024 refers to the thirteen week periods ended March 28, 2025 and March 29, 2024, respectively.

2.	Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in December 2023. This ASU requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (“rate reconciliation”) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. ASU 2023-09 is effective for the Company for the fiscal year ending December 26, 2025. The Company is currently evaluating the disclosure requirements of this standard.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires new financial statement disclosures about the nature, amount, and timing of relevant expense categories underlying income statement expense, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the disclosure requirements of this standard.
No other new accounting pronouncement issued has had, or is expected to have, a material impact on the Company’s unaudited condensed consolidated financial statements.

3.	Business Combination and Divestiture
Proposed Business Combination with Endo
On March 13, 2025, the Company entered into a Transaction Agreement (as amended on April 23, 2025) with Endo, Inc., a Delaware corporation (“Endo”) and Salvare Merger Sub LLC, a Delaware limited liability company and the Company’s wholly owned subsidiary (“Merger Sub”). The Transaction Agreement provides, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, that (a) the Company’s memorandum and articles of association will be amended by means of a scheme of arrangement (“Articles Scheme Amendment”) under the Companies Act 2014 and shareholder approval; (b) the Company’s memorandum and articles of association will be further amended by shareholder approval following the Articles Scheme Amendment (together with the Articles Scheme Amendment, the “Articles Amendments”); and (c) Merger Sub will merge with and into Endo (the “Business Combination”), with Endo surviving the Business Combination as a wholly owned subsidiary.
As a result of the Business Combination, at the merger effective time, each share of Endo common stock will be cancelled and converted into the right to receive a number of ordinary shares of Mallinckrodt (such number to be determined in accordance with the terms of the Transaction Agreement) and cash consideration (such cash consideration for all shares of Endo common stock to be $80.0 million in the aggregate (subject to potential increase)) (together, the “Transaction Consideration”). The exchange ratio will be such that upon completion of the Business Combination, former shareholders of Endo are expected to own 49.9%, and the shareholders of Mallinckrodt are expected to own 50.1%, of the outstanding Mallinckrodt ordinary shares.
The Company is required to pay Endo a termination fee of $80.2 million if the Transaction Agreement is terminated under certain circumstances, including (i) by Endo if the Company’s Board of Directors (“Board”) has made an adverse change to its recommendation that the Company’s shareholders vote in favor of the Transaction or if the Company has willfully breached its covenant not to solicit competing proposals; or (ii) if the Transaction Agreement is terminated under certain circumstances, a competing proposal for the acquisition of the Company is announced, and within 12 months of the termination, a competing proposal for the Company is consummated or the Company enters into a definitive agreement providing for a competing acquisition proposal. Endo is required to pay the Company a termination fee of $83.0 million if the Transaction Agreement is terminated under similar circumstances, as applicable to Endo. Additionally, the Company is required to pay Endo a termination fee of $30.8 million if either party terminates the Transaction Agreement in a situation where the Company’s shareholders do not approve the Transaction but Endo shareholders have approved the Transaction, while Endo is required to pay the Company a termination fee of $31.9 million in a situation where Endo’s shareholders do not approve the Transaction but the Company’s shareholders have approved the Transaction.
During the three months ended March 28, 2025, the Company recorded $20.5 million of legal, financial, and other advisory and consulting expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination.

Therakos Divestiture
On November 29, 2024, the Company completed the sale of the Therakos business to affiliates of CVC Capital Partners IX (“Therakos Divestiture”) for total cash consideration of $887.6 million, which amount is net of preliminary purchase price adjustments, including an adjustment based on estimated net working capital at close. The Company recorded $6.2 million for the estimated final working capital settlement for the Therakos Divestiture within other accrued liabilities in the unaudited condensed consolidated balance sheet as of March 28, 2025. The Company anticipates finalizing the working capital settlement during 2025. As a result, the total cash consideration is expected to be $881.4 million, net of the estimated final working capital settlement. On December 6, 2024, the Company used the proceeds from the Therakos Divestiture to mandatorily prepay the First-Out Takeback Term Loan in full, partially prepay the Second-Out Takeback Term Loan, and partially redeem the Takeback Notes, which are each defined and further described in Note 11.

Transition Services Agreement
In connection with the Therakos Divestiture, the Company entered into a transition services agreement (“TSA”) effective upon closing to provide certain business support services generally for up to 18 months after the closing date or a longer period for certain services. These services include, but are not limited to, information technology, procurement, distribution, logistics and order to delivery, compliance, accounting, finance, and administrative activities. Revenue associated with the TSA is recorded within other (expense) income, net, and expenses associated with servicing the TSA are recorded within their natural expense classification, respectively, on the unaudited condensed consolidated statement of operations. Net revenue under the TSA was $3.0 million during the three months ended March 28, 2025. There was no comparable TSA net revenue during the three months ended March 29, 2024.

Transaction Incentive Plan
On February 2, 2024, the Board adopted a Transaction Incentive Plan (as amended on August 4, 2024 and December 2, 2024, the “A&R TrIP”), which is intended to compensate designated Mallinckrodt executive officers and directors with bonus payments to be made upon the consummation of qualifying strategic transactions and dispositions (each, a “Qualifying Transaction”). Each bonus payment earned under the A&R TrIP will be generally delivered 50% in connection with closing of the applicable Qualifying Transaction and 50% on the earlier of (a) December 31, 2026 or a qualifying significant event, as defined in the A&R TrIP, and (b) a significant asset transaction, as defined in the A&R TrIP (“Final Payment Date”); provided, however that in the event that a Qualifying Transaction closes following a qualifying significant event or significant asset transaction, 100% of the applicable bonus payment earned with respect to such Qualifying Transaction generally will be paid in connection with closing of such Qualifying Transaction or, if later, when the associated proceeds are received.
Business Combination A&R TrIP
The Business Combination is expected to qualify as a qualifying transaction and a qualifying significant event under the A&R TrIP. Therefore, the Company currently expects the Final Payment Date to be accelerated upon consummation of the Business Combination. In accordance with the A&R TrIP and subject to the finalization of the Transaction Consideration, the Company expects to make payments to participants in the A&R TrIP within 30 days of closing the Business Combination. As the Business Combination is not viewed as probable until it occurs, the Company did not record any expense related to the A&R TrIP associated with the Business Combination during the three months ended March 28, 2025.
Therakos A&R TrIP
Subject to the finalization of the purchase price, the Company will make payments to participants of approximately $16.4 million if the Final Payment Date is December 31, 2026. The Company accrued $4.4 million within accrued payroll and payroll-related costs in the unaudited condensed consolidated balance sheet as of March 28, 2025. The Company recognized $1.7 million in expense, which was recorded within selling, general and administrative (“SG&A”) expenses on the unaudited condensed consolidated statement of operations during the three months ended March 28, 2025. There was no comparable expense accrued related to the A&R TrIP during the three months ended March 29, 2024.

4.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 15 for disaggregation of the Company's net sales by product family.
Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks (1)	Product Returns	Other Sales Deductions	Total
Balance as of December 29, 2023	$201.6	$14.5	$11.3	$227.4
Provisions	401.2	4.2	14.2	419.6
Payments or credits	(397.0)	(5.7)	(13.5)	(416.2)
Balance as of March 29, 2024	$205.8	$13.0	$12.0	$230.8

Balance as of December 27, 2024	$197.5	$14.8	$16.5	$228.8
Provisions	379.9	2.1	17.2	399.2
Payments or credits	(361.1)	(0.8)	(12.1)	(374.0)
Balance as of March 28, 2025	$216.3	$16.1	$21.6	$254.0
(1)Amounts classified within accrued and other current liabilities in the unaudited condensed consolidated balance sheets are comprised of $25.2 million and $26.4 million of accrued Medicaid and $55.2 million and $61.4 million of accrued rebates, of which $49.4 million and $39.8 million related to Acthar Managed Care and Medicare, as of March 28, 2025 and December 27, 2024, respectively.
Product sales transferred to customers at a point in time and over time were as follows:

	Three Months Ended
	March 28, 2025	March 29, 2024
Product sales transferred at a point in time	85.1%	84.7%
Product sales transferred over time	14.9	15.3
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of March 28, 2025:

Remainder of Fiscal 2025	$54.3
Fiscal 2026	62.5
Fiscal 2027	26.1
Thereafter	10.3
Costs to fulfill a contract
As of March 28, 2025 and December 27, 2024, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations and reflected in property, plant and equipment, net, on the consolidated balance sheets was $44.7 million and $37.8 million, respectively. The associated depreciation expense recognized during the three months ended March 28, 2025 and March 29, 2024 was $1.5 million and $0.4 million, respectively.

5.	Restructuring and Related Charges
In the first quarter of 2024, the Company initiated a restructuring program to improve profitability and to respond to changes in its markets. The program, authorized in 2021, allows for charges of $50.0 million to $100.0 million, and does not have pre-determined actions or a specified time period.
During the first quarter of 2024, the Company committed to a plan to cease commercialization and clinical development, and wind down production of StrataGraft®, included in the Specialty Brands segment, which was completed in the first quarter of 2025.

Net restructuring and related (credits) charges by segment were as follows:

	Three Months Ended
	March 28, 2025	March 29, 2024
Specialty Brands	$(2.0)	$10.2
Net restructuring and related (credits) charges by program were comprised of the following:

	Three Months Ended
	March 28, 2025	March 29, 2024
2021 Program	$(2.0)	$10.2
The following table summarizes the restructuring reserves, which are included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets:

	2021 Program
	Severance	Contract Costs	Total
Balance as of December 27, 2024	$0.2	$1.1	$1.3
Changes in estimate from continuing operations	—	(2.0)	(2.0)
Cash received	—	0.9	0.9
Balance as of March 28, 2025	$0.2	$—	$0.2
Cumulative net restructuring and related charges incurred for the 2021 program was as follows as of March 28, 2025:

2021 Program
Specialty Brands	$8.5

6.	Income Taxes
The Company recognized an income tax expense of $3.9 million on a loss from continuing operations before income taxes of $24.0 million for the three months ended March 28, 2025. This resulted in an effective tax rate of negative 16.3%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the mix of pretax earnings in various jurisdictions, remaining effects of adoption of fresh-start accounting as a result of the Company’s emergence from Chapter 11 proceedings and Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”), and non-deductible costs associated with combination, integration, and other related expense.
The Company recognized an income tax benefit of $0.7 million on a loss from continuing operations before income taxes of $66.3 million for the three months ended March 29, 2024. This resulted in an effective tax rate of 1.1%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.
During the three months ended March 28, 2025 and March 29, 2024, net cash payments for income taxes were $1.3 million and $1.9 million, respectively, related to operational activity.
On December 20, 2021, the Organization for Economic Co-operation and Development released the Global Anti-Base Erosion Model Rules (“Pillar Two”) providing a legislative framework for the Income Inclusion Rule and the Under-Taxed Payment Rule (“UTPR”). Pillar Two is designed to ensure that large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, principally creating a 15% minimum global effective tax rate. On December 15, 2022, the E.U. member states unanimously adopted a directive implementing the Pillar Two global minimum tax rules. A number of jurisdictions have transposed the directive into national legislation with the rules applicable for fiscal years beginning on or after December 31, 2023, with the exception of the UTPR which is applicable for fiscal years beginning on or after December 31, 2024. For the fiscal year beginning December 28, 2024, the Company was in scope of the enacted or substantively enacted legislation and an assessment of the potential exposure to Pillar Two income taxes was performed using forecasted financial information for the fiscal year ended December 26, 2025. Based on the assessment, certain transitional safe harbor relief applied for most jurisdictions, and where the transitional safe harbor relief did not apply, the impact to income tax expense was not material.
The Company's unrecognized tax benefits, excluding interest, totaled $31.1 million as of both March 28, 2025 and December 27, 2024, respectively. It is reasonably possible that within the next twelve months the unrecognized tax benefits could decrease by up to $5.0 million and the amount of related interest and penalties could decrease by up to $3.6 million as a result of the expiration of a statute of limitations.

7.	Loss per Share
The weighted-average number of shares outstanding used in the computations of both basic and diluted loss per share were as follows (in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Basic and diluted	19.7	19.7
A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per share are the same. If the Company records net income in the future, the denominator of a diluted earnings per share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Approximately 1.7 million and 1.8 million of contingent value rights held by the Opioid Master Disbursement Trust II and outstanding equity awards for the three months ended March 28, 2025 and March 29, 2024, respectively, could potentially dilute per share amounts in the future.

8.	Inventories
Inventories were comprised of the following:

	March 28, 2025	December 27, 2024
Raw materials	$102.3	$111.4
Work in process	346.4	362.0
Finished goods	185.0	191.5
	$633.7	$664.9

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following:

	March 28, 2025	December 27, 2024
Property, plant and equipment, gross	$457.6	$434.9
Less: accumulated depreciation	(53.5)	(44.3)
Property, plant and equipment, net	$404.1	$390.6
Depreciation expense was as follows:

	Three Months Ended
	March 28, 2025	March 29, 2024
Depreciation expense	$9.1	$10.3

10.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following:

	March 28, 2025			December 27, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Completed technology	$495.2	$(89.1)	$406.1	$495.2	$(75.8)	$419.4

Intangible asset amortization expense was as follows:

	Three Months Ended
	March 28, 2025	March 29, 2024
Amortization expense	$13.4	$24.8
The Company divested $108.7 million of an intangible asset, which was comprised of $129.4 million gross carrying amount and $20.7 million of accumulated amortization, related to Therakos during the fiscal year ended December 27, 2024. Refer to Note 3 for additional information on the Therakos Divestiture.
As of March 28, 2025, the estimated aggregate amortization expense is expected to be as follows:

Remainder of Fiscal 2025	$38.5
Fiscal 2026	48.4
Fiscal 2027	45.1
Fiscal 2028	41.8
Fiscal 2029	35.5
Fiscal 2030	23.5

11.	Debt
Debt was comprised of the following at the end of each period:

	March 28, 2025			December 27, 2024
	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Second-Out Takeback Term Loan due November 2028	$3.9	$3.9	$—	$3.9	$3.9	$—
Long-term debt:
Second-Out Takeback Term Loan due November 2028	383.5	403.9	—	384.5	406.3	—
14.75% Second-Out Takeback Notes due November 2028	477.2	503.5	—	477.2	505.4	—
Receivables financing facility due December 2027	—	—	2.0	—	—	2.2
Total long-term debt	860.7	907.4	2.0	861.7	911.7	2.2
Total debt	$864.6	$911.3	$2.0	$865.6	$915.6	$2.2
Takeback debt
On November 14, 2023, the Company entered into a new senior secured first lien term loan facility with an aggregate principal amount of approximately $871.4 million (“First and Second-Out Takeback Term Loans”), consisting of approximately $229.4 million of “first-out” Takeback Term Loans (“First-Out Takeback Term Loans”) and approximately $642.0 million of “second-out” Takeback Term Loans (“Second-Out Takeback Term Loans”). The Company also issued approximately $778.6 million in aggregate principal amount of “second-out” 14.75% senior secured first lien notes due 2028 (“Takeback Notes”). On December 6, 2024, the Company used the proceeds from the Therakos Divestiture to mandatorily prepay the First-Out Takeback Term Loan in full, partially prepay the Second-Out Takeback Term Loan, and partially redeem the Takeback Notes.

Applicable interest rate
As of March 28, 2025, the applicable interest rate and outstanding principal on the Company's debt instruments were as follows:

Applicable Interest Rate
Fixed-rate instruments	14.75%
Second-Out Takeback Term Loan (1)	13.51
(1)Includes the impact of the interest rate cap agreement, which is discussed further in Note 14.

12.	Guarantees
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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of the 2020 Chapter 11 proceedings and the Irish examinership proceedings (together, the “2020 Bankruptcy Proceedings”) and is no longer a liability subsequent to June 16, 2022. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the 2020 Bankruptcy Proceedings. As of March 28, 2025 and December 27, 2024, $21.5 million and $21.3 million, respectively, remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets. As of March 28, 2025, the Company does not expect to make future payments related to these indemnification obligations.
As of March 28, 2025 and December 27, 2024, the Company had various other letters of credit, guarantees and surety bonds totaling $30.0 million and $29.4 million, respectively. As of March 28, 2025 and December 27, 2024, the Company had restricted cash of $42.0 million and $41.8 million, respectively, held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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
Specialty Generics
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
MNK 2011 LLC. (formerly known as MNK 2011 Inc. and Mallinckrodt Inc.) v. U.S. Food and Drug Administration and United States of America. In November 2014, the U.S. Food and Drug Administration (“FDA”) reclassified the Company's Methylphenidate extended-release (“ER”) in the Orange Book: Approved Drug Products with Therapeutic Equivalence (“Orange Book”). In November 2014, the Company filed a complaint in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the U.S. (“MD Complaint”) for judicial review of the FDA's reclassification. In July 2015, the court granted the FDA's motion to dismiss with respect to three of the five counts in the MD Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts (“MD Order”). On October 18, 2016, the FDA initiated proceedings, proposing to withdraw approval of the Company's Abbreviated New Drug Application (“ANDA”) for Methylphenidate ER. On October 21, 2016, the U.S. Court of Appeals for the Fourth Circuit issued an order placing the Company's appeal of the MD Order in abeyance pending the outcome of the withdrawal proceedings. The parties exchanged documents and in April 2018, the Company filed its submission in support of its position in the withdrawal proceedings. A potential outcome of the withdrawal proceedings is that the Company's Methylphenidate ER products may lose their FDA approval and have to be withdrawn from the market.

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
Department of Justice Civil Investigative Demand. In March 2025, the Company received a Civil Investigative Demand (“CID”) issued by U.S. Department of Justice under the False Claims Act seeking production of data and information from the time period of January 1, 2018 to the present relating to hydrocodone/acetaminophen products manufactured in our Hobart, NY facility, including documentation pertaining to whether those products contain the amount of hydrocodone they purport to contain. The Company is in the process of responding to the CID and is cooperating with the investigation. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
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
The JPO held a hearing on December 20, 2024 relating to Sawai’s challenge of JP4332353, and in April 2025, the JPO issued a notice of complete examination finding that all of the Company’s asserted claims of JP4332353 are valid and will be maintained; the other challenges are at an early stage. The Company believes that each of these patents and/or PTE registrations is valid, and the Company will vigorously defend these patents and PTE registrations.

Commercial and Securities Litigation
Putative Class Action Securities Litigation (Continental General). On July 7, 2023, a putative class action lawsuit was filed against the Company, its Chief Executive Officer (“CEO”) Sigurdur Olafsson, its Chief Financial Officer (“CFO”) Bryan Reasons, and the Chair of the Board, Paul Bisaro, in the U.S. District Court for the District of New Jersey, captioned Continental General Insurance Company and Percy Rockdale, LLC v. Mallinckrodt plc et al., No. 23-cv-03662. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between June 17, 2022 and June 14, 2023. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10b-5 promulgated thereunder related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s opioid-related litigation settlement and the risk of additional filings for bankruptcy protection. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court in September 2023 and in December 2023, an amended complaint was filed by the lead plaintiff against Olafsson, Reasons, and Bisaro (“Individual Defendants”). As to the Company, any liability to the plaintiffs in this matter was discharged upon emergence from the 2023 Bankruptcy Proceedings. The Company assumed the obligation to defend and indemnify the individual defendants In September 2024, the court denied the Individual Defendants' motion to dismiss. The Individual Defendants answered the amended complaint on October 21, 2024. In April 2025, the parties reached an agreement in principle to resolve all claims in this matter for a settlement payment of $5.5 million, which will be funded in part by the Company and in part by the Company’s insurance carriers. The Company accrued $4.4 million related to remaining costs associated with the settlement and a receivable of $0.5 million related to insurance proceeds in the unaudited condensed consolidated balance sheet as of March 28, 2025.
Alta Fundamental. In September 2024, a lawsuit was filed against the Company’s CEO Sigurdur Olafsson, its CFO Bryan Reasons, the Chair of the Board Paul Bisaro, its Chief Strategy and Restructuring Officer Jason Goodson, and its former Global Controller and Chief Investor Relations Officer Daniel Speciale, in the U.S. District Court for the District of New Jersey, captioned Alta Fundamental Advisors, LLC et al. v. Bisaro et al., No. 24-cv-09245. Plaintiffs allege similar facts to those in the Continental General action, and like in that action, the Alta Fundamental lawsuit generally alleges that the defendants made false and misleading statements related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s opioid-related litigation settlement and the risk of additional filings for bankruptcy protection. The lawsuit alleges claims under Sections 10(b), 18(a), and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and the New Jersey Uniform Securities Act, as well as common law fraud and negligent misrepresentation. The Company assumed the obligation to defend and indemnify the individual defendants. The lawsuit seeks monetary damages in an unspecified amount. On November 25, 2024, the defendants moved to dismiss certain portions of the complaint, which is fully briefed and awaiting further action from the court.

Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its former CEO Mark C. Trudeau, its CFO Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar® Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. On July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. On August 10, 2020, an amended complaint was filed by the lead plaintiff alleging an expanded putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the “Strougo Defendants”) The amended complaint claims that the defendants made various false and/or misleading statements and/or failed to disclose various material facts regarding Acthar Gel and its results of operations. On October 1, 2020, the defendants filed a motion to dismiss the amended complaint. On March 17, 2022, the Strougo action was administratively closed. On March 29, 2022, the Strougo action was reinstated only with respect to the Strougo Defendants, and the Strougo Defendants filed their reply in support of their motion to dismiss on May 2, 2022. As to the Company, this matter was resolved in bankruptcy with no further liability against the Company. However, the Company has indemnification obligations as to the Strougo Defendants. On December 16, 2022, the District Court issued an order denying the Strougo Defendants' motion to dismiss in all respects. The Strougo Defendants answered the complaint. In June 2024, the parties reached an agreement in principle to resolve all claims in this matter for a settlement payment of $46.0 million, which will be funded by the Company’s insurance carriers. As of March 28, 2025, a $46.0 million receivable and payable were recorded in prepaid expenses and other current assets and accrued and other current liabilities, respectively. The district granted final approval of the settlement on April 15, 2025. The Company released the $46.0 million receivable and payable upon final approval of the settlement during the second quarter of 2025. As to the Company, this matter was resolved in the 2020 Bankruptcy Proceedings with no further liability against the Company.

Generic Pharmaceutical Antitrust Multi-District Litigation.
In August 2016, a multi-district litigation (“MDL”) was established in the EDPA relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (“Generic Pricing MDL”). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. The Generic Pricing MDL includes lawsuits against the Company and dozens of other pharmaceutical companies, including a complaint filed by Attorneys General for 51 States, Territories and the District of Columbia seeking monetary damages and injunctive relief (“AG Litigation”). Since its inception, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 200 generic pharmaceutical drugs. Although the AG Litigation had been consolidated in the Eastern District of Pennsylvania in the Generic Pricing MDL, a recent legislative change exempted state antitrust enforcement actions arising under federal antitrust law from MDLs. As a result, the plaintiffs sought and won a remand to the jurisdiction in which the case was filed, the District of Connecticut. As a result of this change and resulting action, the Company filed its answer to the plaintiffs’ amended complaint in September 2024. While the Company is not subject to monetary damages in connection with these matters, as a result of the 2020 Bankruptcy Proceedings, and vigorously disagrees with the plaintiffs' characterization of the facts and law, the Company is not able to reasonably estimate whether any injunctive relief will be granted, and if granted, whether it will materially impact the Company's financial position or operations. The joint defense group filed joint motions for summary judgment November 22, 2024 and the motions are fully briefed before the court.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including as described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of March 28, 2025, it was probable that it would incur remediation costs in the range of $16.8 million to $52.0 million. The Company also concluded that, as of March 28, 2025, the best estimate within this range was $35.3 million, of which $1.0 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of March 28, 2025. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.

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
In August 2018, the EPA finalized a buyout offer of $0.3 million with the Company, limited to its former Lodi facility, for the lower 8 miles of the River. In September 2021, the EPA issued the ROD for the upper 9 miles of the River selecting source control as the remedy for the upper 9 miles with an estimated cost of $441.0 million. In September 2022, the Company entered into a conditional $0.3 million Early Cash-Out Consent Decree (“CD”) with the EPA as a buyout for its portion of the upper part of the River related to its former Lodi facility; finalization of the CD is subject to the EPA approval following the public comment period. The comment period resulted in a modification to the CD by the EPA which includes a cost reopener of $3.7 billion to the covenant not to sue. The United States filed the modified CD with the U. S. District Court for the District of New Jersey on January 17, 2024, and a motion for entry and response to comments was filed on January 31, 2024. One of the parties, OxyChem, filed a brief in opposition to the motion to enter the modified CD. On December 18, 2024, the judge granted the motion to enter the modified CD and the requests from OxyChem for discovery, oral argument and/or a hearing were denied. In January 2025, Nokia of America appealed the judge’s decision to the Third Circuit Court of Appeals.
The portion of the liability related to the Belleville facility was discharged against the Company as a result of the plan of reorganization effective June 16, 2022. The portion of the liability related to the Lodi facility remains a part of the reserve until the CD is lodged.
As of March 28, 2025, the Company estimated that its remaining liability related to the River was $21.1 million, which was included within environmental liabilities on the unaudited condensed consolidated balance sheet as of March 28, 2025. Despite the issuance of the revised FFS and the RODs for both the lower and upper River by the EPA, the RI/FS by the CPG, and the conditional CD by the EPA, there are many uncertainties associated with the final agreed-upon remediation, potential future liabilities and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as the remediation progresses.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

		Fair Value Measurement Using Fair Value Hierarchy:
	March 28, 2025	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$25.2	$16.8	$8.4	$—
Equity securities	5.8	5.8	—	—
Interest rate cap	2.7	—	2.7	—
	$33.7	$22.6	$11.1	$—
Liabilities:
Deferred compensation liabilities	$19.5	$—	$19.5	$—
Contingent consideration liabilities	17.4	—	—	17.4
	$36.9	$—	$19.5	$17.4

		Fair Value Measurement Using Fair Value Hierarchy:
	December 27, 2024	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$25.4	$17.4	$8.0	$—
Equity securities	12.0	12.0	—	—
Interest rate cap	5.3	—	5.3	—
	$42.7	$29.4	$13.3	$—
Liabilities:
Deferred compensation liabilities	$22.5	$—	$22.5	$—
Contingent consideration liabilities	17.5	—	—	17.5
	$40.0	$—	$22.5	$17.5
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
Equity securities. Equity securities consist of shares in Silence Therapeutics plc and Panbela Therapeutics, Inc. for which quoted prices are available in an active market; therefore, these investments are classified as level 1 and are valued based on quoted market prices reported on internationally recognized securities exchanges. The three months ended March 28, 2025 and March 29, 2024 included $6.2 million unrealized losses and $7.0 million of unrealized gains, respectively, on equity securities related to investments in Silence Therapeutics plc and Panbela Therapeutics, Inc. These amounts were recorded within other (expense) income, net in the unaudited condensed consolidated statements of operations.
Interest rate cap. The Company is exposed to interest rate risk on its variable-rate debt. During the three months ended March 31, 2023, the Company entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides the Company with interest rate protection, through March 26, 2026, to the extent that the one-month secured overnight funding rate (“SOFR”) exceeds 3.84%. For purposes of the interest rate cap, SOFR is measured on a predetermined business day of every month, which may not coincide with either the Company’s fiscal period end or the date that SOFR is determined for purposes of the First and Second-Out Takeback Term Loans. The impact of the interest rate cap on the Company’s applicable interest rates as disclosed in Note 11 reflects the SOFR rate in effect on March 28, 2025.
The interest rate cap agreement is not accounted for as a cash flow hedge and the changes in fair value of the interest rate cap were recorded within other (expense) income, net in the unaudited condensed consolidated statements of operations. The fair value of the interest rate cap is included in other assets on the Company’s unaudited condensed consolidated balance sheets as of March 28, 2025 and December 27, 2024.

The Company elected to use the income approach to value the interest rate cap derivative using observable level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable such as SOFR rate curves, futures and volatilities. Mid-market pricing is used as a practical expedient in the fair value measurements. During the three months ended March 28, 2025 and March 29, 2024, the Company recognized $2.6 million and $2.1 million of unrealized gains, respectively, in other (expense) income, net, in the unaudited condensed consolidated statements of operations related to the changes in fair value of the interest rate cap.
Debt derivative liabilities. The debt derivative liabilities related to the Company's First and Second-Out Takeback Term Loans and Takeback Notes was measured using a 'with and without' valuation model to compare the fair values of each debt instrument including the identified embedded derivative feature. The “with” value corresponds to the fair value of each instrument assuming mandatory prepayment upon an asset sale. The “without” value corresponds to the fair value of each instrument assuming no mandatory prepayment upon an asset sale. These derivative liabilities were classified as level 3 and the fair value of the debt instruments including the embedded derivative features were determined using the Black-Derman-Toy model, which included significant unobservable inputs of probability and estimated timing of mandatory prepayment event before November 2025.
The debt derivative liability is recorded at fair value, with the changes in fair value reported within earnings. The debt derivative liability was zero as of March 28, 2025 and December 27, 2024. During the three months ended March 29, 2024, a $5.9 million increase in debt derivative liability was recognized in other (expense) income, net in the unaudited condensed consolidated statements of operations.
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
Contingent consideration liability. The Company will provide consideration for the Terlivaz® contingent value right agreement (“CVR”) primarily in the form of the achievement of a cumulative net sales milestone. The determination of fair value is dependent upon a number of factors, which include projections of future net sales, a weighted average cost of capital, and certain other market data. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the Terlivaz CVR as of March 28, 2025 and December 27, 2024 to be $17.4 million and $17.5 million, respectively. The contingent consideration liability was classified within other liabilities in the unaudited condensed consolidated balance sheets as of March 28, 2025 and December 27, 2024. During the three months ended March 28, 2025 and March 29, 2024, the Company recorded income of $0.1 million and expense of $1.4 million, respectively, within SG&A in the unaudited condensed consolidated statements of operations.

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of March 28, 2025 and December 27, 2024:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other highly liquid investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $63.5 million and $63.1 million as of March 28, 2025 and December 27, 2024 (level 1), respectively.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $44.1 million and $43.7 million as of March 28, 2025 and December 27, 2024, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
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

	March 28, 2025		December 27, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
14.75% Second-Out Takeback Notes due November 2028	$503.5	$500.3	$505.4	$511.6

Level 2:
Second-Out Takeback Term Loan Due November 2028	407.8	403.2	410.2	415.4
Total Debt	$911.3	$903.5	$915.6	$927.0

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended
	March 28, 2025	March 29, 2024
FFF Enterprises, Inc.	27.1%	20.1%
Cencora, Inc.	21.2	15.0
* Net sales to this distributor were less than 10.0% of the Company's total net sales for the respective periods presented above.
The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	March 28, 2025	December 27, 2024
Cencora, Inc.	39.1%	34.9%
McKesson Corporation	17.2	19.8
FFF Enterprises, Inc.	11.3	12.1
The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended
	March 28, 2025	March 29, 2024
Acthar Gel	27.5%	22.0%
INOmax	14.9	15.0
Therakos (Note 3)	*	12.4
APAP	*	11.0
* Net sales attributable to this product were less than 10.0% of the Company's total net sales for the respective periods presented above.

15.	Segment Data
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
Certain amounts that the Company considers to be non-recurring or non-operational are excluded from segment operating income because the CODM evaluates the operating results of the segments excluding such items. These items may include, but are not limited to corporate and unallocated expenses, combination, integration, and other related costs, and liabilities management and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating loss and are reflected in the reconciliations presented below.
The CODM manages assets on a total company basis, not by operating segment. The CODM is not regularly provided any asset information by operating segment and, accordingly, the Company does not report asset information by operating segment. Total assets were approximately $3,309.5 million and $3,302.6 million as of March 28, 2025 and December 27, 2024, respectively.
Selected information by reportable segment was as follows:

	Three Months Ended March 28, 2025
	Specialty Brands	Specialty Generics	Total
Net sales	$207.3	$212.6	$419.9
Cost of sales	92.4	121.5	213.9
Selling, general and administrative expenses	59.0	26.9	85.9
Research and development expenses	7.3	5.2	12.5
Restructuring charges, net	(2.0)	—	(2.0)
Segment operating income	$50.6	$59.0	109.6
Corporate and unallocated expenses:
Cost of sales (1)			3.1
Selling, general and administrative expenses (1)			61.6
Combination, integration, and other related expenses (2)			20.5
Research and development expenses (1)			8.0
Liabilities management and separation costs (3)			1.4
Operating income			15.0
Interest expense			(32.8)
Interest income			5.8
Loss on divestiture			(6.2)
Other expense, net			(5.8)
Loss from continuing operations before income taxes			$(24.0)

Depreciation and amortization	$12.1	$9.8

	Three Months Ended March 29, 2024
	Specialty Brands	Specialty Generics	Total
Net sales	$257.3	$210.5	$467.8
Cost of sales	142.5	159.3	301.8
Selling, general and administrative expenses	59.1	19.4	78.5
Research and development expenses	13.4	5.9	19.3
Restructuring charges, net	10.2	—	10.2
Segment operating income	$32.1	$25.9	58.0
Corporate and unallocated expenses:
Cost of sales (1)			2.0
Selling, general and administrative expenses (1)			58.4
Research and development expenses (1)			8.6
Liabilities management and separation costs (3)			6.7
Operating loss			(17.7)
Interest expense			(59.1)
Interest income			6.8
Other income, net			3.7
Loss from continuing operations before income taxes			$(66.3)

Depreciation and amortization	$22.4	$12.2
(1)Includes certain compensation, information technology, legal, environmental and other costs not charged to the Company’s reportable segments.
(2)Represents legal, financial, and other advisory and consulting expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the proposed Business Combination. Refer to Note 3 for further information on the Business Combination.
(3)Represents costs primarily related to professional fees incurred as the Company explored potential sales of non-core assets.
Net sales by product family within the Company's reportable segments were as follows:

	Three Months Ended
	March 28, 2025	March 29, 2024
Acthar Gel	$115.4	$102.8
INOmax	62.5	70.2
Therakos (Note 3)	—	58.2
Amitiza	20.2	19.4
Terlivaz	7.4	6.0
Other	1.8	0.7
Specialty Brands	207.3	257.3

Opioids	83.7	81.9
ADHD	47.2	31.7
Addiction treatment	18.5	15.4
Other	3.9	1.5
Generics	153.3	130.5
Controlled substances	19.1	22.9
APAP	33.8	51.7
Other	6.4	5.4
API	59.3	80.0
Specialty Generics	212.6	210.5
Net sales	$419.9	$467.8

MALLINCKRODT PLC
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
For further information on our business and products, refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2024 (“Annual Report on Form 10-K”), filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on March 13, 2025.

Proposed Business Combination with Endo
On March 13, 2025, we entered into a Transaction Agreement (as amended on April 23, 2025) (“Transaction Agreement”), with Endo, Inc., a Delaware corporation (“Endo”) and Salvare Merger Sub LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub”). The Transaction Agreement provides, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, that (a) our memorandum and articles of association will be amended by means of a scheme of arrangement (“Articles Scheme Amendment”) under the Companies Act 2014 and shareholder approval; (b) our memorandum and articles of association will be further amended by shareholder approval following the Articles Scheme Amendment (together with the Articles Scheme Amendment, the “Articles Amendments”); and (c) Merger Sub will merge with and into Endo (the “Business Combination” and, together with the Articles Amendments, the “Transaction”), with Endo surviving the Business Combination as a wholly owned subsidiary of Mallinckrodt.
As a result of the Business Combination, at the merger effective time, each share of Endo common stock will be cancelled and converted into the right to receive a number of our ordinary shares (such number to be determined in accordance with the terms of the Transaction Agreement) and cash consideration (such cash consideration for all shares of Endo common stock to be $80.0 million in the aggregate (subject to potential increase)) (together, the “Transaction Consideration”). The exchange ratio will be such that upon completion of the Business Combination, former shareholders of Endo are expected to own 49.9%, and our shareholders are expected to own 50.1%, of the outstanding Mallinckrodt ordinary shares.
Additional information regarding this transaction and related agreements is included in Note 3 of the notes to the unaudited condensed consolidated financial statements.

Therakos® Divestiture
On November 29, 2024, we completed the sale of the Therakos business to affiliates of CVC Capital Partners IX (“Therakos Divestiture”) for total cash consideration of $887.6 million, which amount is net of preliminary purchase price adjustments, including an adjustment based on estimated net working capital at close. We accrued $6.2 million for the estimated final working capital settlement for the Therakos Divestiture within other accrued liabilities in the unaudited condensed consolidated balance sheet as of March 28, 2025. We anticipate finalizing the working capital settlement during 2025. As a result, the total cash consideration is expected to be $881.4 million, net of the estimated final working capital settlement.
On December 6, 2024, we used the proceeds from the Therakos Divestiture to mandatorily prepay all of our senior secured first lien “first-out” term loans and a portion of our senior secured first lien “second-out” term loans (together, the “Takeback Term Loans”) and redeem a portion of our “second-out” 14.75% senior secured first lien notes due 2028 (the “Takeback Notes”). Additional information regarding the Therakos Divestiture and related agreements is included in Note 3 of the notes to the unaudited condensed consolidated financial statements.

Transaction Incentive Plan
On February 2, 2024, we adopted a Transaction Incentive Plan (as amended on August 4, 2024 and December 2, 2024, the “A&R TrIP”), which is intended to compensate designated Mallinckrodt executive officers and directors with bonus payments to be made upon the consummation of qualifying strategic transactions and dispositions (each, a “Qualifying Transaction”). Each bonus payment earned under the A&R TrIP will be generally delivered 50% in connection with closing of the applicable Qualifying Transaction and 50% on the earlier of (a) December 31, 2026 or a qualifying significant event, as defined in the A&R TrIP, and (b) a significant asset transaction, as defined in the A&R TrIP (“Final Payment Date”); provided, however that in the event that a Qualifying Transaction closes following a qualifying significant event or significant asset transaction, 100% of the applicable bonus payment earned with respect to such Qualifying Transaction generally will be paid in connection with closing of such Qualifying Transaction or, if later, when the associated proceeds are received.
Business Combination A&R TrIP
The Business Combination is expected to qualify as a qualifying transaction and a qualifying significant event under the A&R TrIP. Therefore, we currently expect the Final Payment Date to be accelerated upon consummation of the Business Combination. In accordance with the A&R TrIP and subject to the finalization of the Transaction Consideration, we expect to make payments related to the Business Combination of approximately $93.9 million to participants in the A&R TrIP within 30 days of closing the Business Combination. As the Business Combination is not viewed as probable until it occurs, we did not record any expense related to the A&R TrIP associated with the Business Combination during the three months ended March 28, 2025.
Therakos A&R TrIP
The Therakos Divestiture qualified as a qualifying transaction under the A&R TrIP. Subject to the finalization of the purchase price for the Therakos business, we expect to make payments related to the Therakos Divestiture of approximately $14.5 million if the Final Payment Date is accelerated upon consummation of the Business Combination or approximately $16.4 million if the Final Payment Date is December 31, 2026 to participants in the A&R TrIP. We accrued $4.4 million within accrued payroll and payroll-related costs in the unaudited condensed consolidated balance sheet as of March 28, 2025. We recognized $1.7 million in expense, which was recorded within selling, general and administrative (“SG&A”) expenses in the unaudited condensed consolidated statement of operations during the three months ended March 28, 2025. There was no comparable expense accrued related to the A&R TrIP during the three months ended March 29, 2024.

Business Factors Influencing the Results of Operations
Specialty Brands
Net sales of Acthar® Gel for the three months ended March 28, 2025 increased $12.6 million, or 12.3%, to $115.4 million driven primarily by growth in the overall market and the successful ongoing launch of SelfJectTM. SelfJect continues to receive positive physician and patient feedback, reflecting momentum with both new and returning healthcare providers, and providing patients with an important new option to manage challenging chronic and acute inflammatory and autoimmune conditions, underscoring Mallinckrodt’s investment to modernize the brand for patients.
Net sales of INOmax® for the three months ended March 28, 2025 decreased $7.7 million, or 11.0%, to $62.5 million driven primarily by continued competition in the U.S. from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or our next generation delivery systems. Following the successful introduction of the INOmax EVOLVE DS (“EVOLVE”) device pilot program late in the third quarter 2024, we have expanded the commercial rollout of EVOLVE to U.S. hospitals nationwide and expect the rollout to continue through the end of 2026. At quarter end, there were 400 devices in over 50 hospitals across the U.S. We are focused on expanding the rollout of EVOLVE to help meet the needs of neonatal intensive care patients and healthcare professionals by offering improved automation, which enhances safety features, and a streamlined design that elevates the user experience.
Net sales of Terlivaz® for the three months ended March 28, 2025 increased $1.4 million, or 23.3%, to $7.4 million. We remain focused on establishing Terlivaz as the preferred first-line treatment for hepatorenal syndrome patients with rapid reduction of kidney function.
Net sales of Therakos® for the three months ended March 29, 2024 were $58.2 million. In the fourth quarter of fiscal 2024, we completed the Therakos Divestiture. Refer to the section “Therakos® Divestiture” above for additional information on this transaction.

Specialty Generics
Net sales from the Specialty Generics segment for the three months ended March 28, 2025 increased $2.1 million, or 1.0%, to $212.6 million driven primarily by an increase in finished-dosage generics net sales of $22.8 million partially offset by a decrease in Acetaminophen (“APAP”) net sales of $17.9 million driven primarily by global competitive pressures.

On October 31, 2024, the U.S. Food and Drug Administration (“FDA”) approved a modification to the Opioid Analgesic Risk Evaluation and Mitigation Strategy (“OA REMS”) to require manufacturers of opioid analgesics dispensed in outpatient settings to make prepaid mail-back envelopes available to dispensing pharmacies as a new drug disposal option for patients. Manufacturers participating in the OA REMS are required to comply with this measure as of March 31, 2025. To date, the initial compliance costs have not been material. If fully implemented as announced, this measure will result in increased costs to us, which could negatively impact our results of operations if we are unable to pass such costs to our customers. At this time, we are unable to estimate the potential impact of this measure.

Results of Operations
Three Months Ended March 28, 2025 Compared with Three Months Ended March 29, 2024
Net Sales
Net sales by geographic area were as follows (dollars in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024	Percentage Change
U.S.	$399.8	$422.5	(5.4)%
Europe, Middle East and Africa	17.3	42.5	(59.3)
Other geographic areas	2.8	2.8	—
Net sales	$419.9	$467.8	(10.2)%
Net sales for the three months ended March 28, 2025 decreased $47.9 million, or 10.2%, to $419.9 million, compared with $467.8 million for the three months ended March 29, 2024. This decrease was primarily driven by the sale of the Therakos business in the fourth quarter of fiscal 2024 and declines in INOmax within our Specialty Brands segment and the APAP business within our Specialty Generics segment, both as a result of global competitive pressures, partially offset by an increase in finished-dosage generics net sales within our Specialty Generics segment. For further information on changes in our net sales, refer to “Segment Results” within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income (Loss)
Gross profit. Gross profit for the three months ended March 28, 2025 increased $38.9 million, or 23.7%, to $202.9 million, compared with $164.0 million for the three months ended March 29, 2024. Gross profit margin was 48.3% for the three months ended March 28, 2025, compared with 35.1% for the three months ended March 29, 2024. These increases were primarily driven by a $71.0 million decrease of inventory step-up expense to $32.3 million for the three months ended March 28, 2025, compared with $103.3 million for the three months ended March 29, 2024 and a $11.4 million decrease in intangible asset amortization expense to $13.4 million for the three months ended March 28, 2025, compared with $24.8 million for the three months ended March 29, 2024, as a result of decreased intangible assets fair value from the sale of the Therakos business in the fourth quarter of fiscal 2024. Offsetting these decreases in costs was a decrease in net sales, as discussed above, as well as a change in product mix.
Selling, general and administrative expenses. SG&A expenses for the three months ended March 28, 2025 increased $10.6 million, or 7.7%, to $147.5 million, compared with $136.9 million for the three months ended March 29, 2024. As a percentage of net sales, SG&A expenses were 35.1% and 29.3% for the three months ended March 28, 2025 and March 29, 2024, respectively. These increases were primarily driven by increased commercial investment in Acthar Gel, legal fees and incremental compensation costs.

Combination, integration, and other related expenses. During the three months ended March 28, 2025, we incurred $20.5 million of legal, financial, and other advisory and consulting expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the proposed Business Combination.
Research and development expenses. R&D expenses for the three months ended March 28, 2025 decreased $7.4 million, or 26.5%, to $20.5 million, compared with $27.9 million for the three months ended March 29, 2024. As a percentage of net sales, R&D expenses were 4.9% and 6.0% for the three months ended March 28, 2025 and March 29, 2024, respectively. The decrease was primarily driven by Therakos R&D year over year. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring charges, net. During the three months ended March 28, 2025, we recognized income of $2.0 million related to vendor refunds. During the three months ended March 29, 2024, we incurred $10.2 million related to one-time termination benefits and contract termination costs related to the ceased commercialization and clinical development and wind down of production of StrataGraft®.
Liabilities management and separation costs. Liabilities management and separation costs were $1.4 million and $6.7 million during the three months ended March 28, 2025 and March 29, 2024, respectively and primarily included professional fees and costs incurred as we explored potential sales of non-core assets to deleverage our Company.
Non-Operating Items
Interest expense and interest income. During the three months ended March 28, 2025 and March 29, 2024, net interest expense was $27.0 million and $52.3 million, respectively. The decrease in interest expense was impacted by a lower average outstanding debt balance as a result of the mandatory prepayment of certain of our Takeback Loans and redemption of certain Takeback Notes in the fourth quarter of fiscal 2024. The lower average debt balance yielded a decrease in interest expense.
Loss on divestiture. We accrued $6.2 million for the estimated final working capital settlement for the Therakos Divestiture during the three months ended March 28, 2025. Refer to Note 3 of the notes to the unaudited condensed consolidated financial statements for additional information.
Other (expense) income, net. During the three months ended March 28, 2025 and March 29, 2024, we incurred other expense of $5.8 million and other income of $3.7 million, respectively. The three months ended March 28, 2025 included $6.2 million of unrealized losses on equity securities related to our investment in Silence Therapeutics plc and Panbela Therapeutics, Inc, compared to $7.0 million of unrealized gains during the three months ended March 29, 2024. During the three months ended March 28, 2025, we recorded $2.6 million and $3.8 million of unrealized loss, respectively, related to the changes in fair value of derivative assets and liabilities as discussed further in Note 14 of the notes to the unaudited condensed consolidated financial statements. Additionally, we recorded $3.0 million of income related to our transition services agreement in connection with the Therakos Divestiture during the three months ended March 28, 2025.
Income tax expense. We recognized an income tax expense of $3.9 million on a loss from continuing operations before income taxes of $24.0 million for the three months ended March 28, 2025. This resulted in an effective tax rate of negative 16.3%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the mix of pretax earnings in various jurisdictions, remaining effects of adoption of fresh-start accounting as a result of our emergence in 2023 from Chapter 11 proceedings and Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”), and non-deductible costs associated with combination, integration, and other related expense.
We recognized an income tax benefit of $0.7 million on a loss from continuing operations before income taxes of $66.3 million for the three months ended March 29, 2024. This resulted in an effective tax rate of 1.1%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.

Segment Results
Management measures and evaluates our operating segments based on segment net sales by product type and segment operating income. Certain amounts that we consider to be non-recurring or non-operational are excluded from segment operating income because our chief operating decision maker evaluates the operating results of the segments excluding such items. These items may include, but are not limited to, corporate and unallocated expenses, combination, integration, and other related expenses, and liabilities management and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating loss and are reflected in the reconciliations presented below.

Three Months Ended March 28, 2025 Compared with Three Months Ended March 29, 2024
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024	Percentage Change
Specialty Brands	$207.3	$257.3	(19.4)%
Specialty Generics	212.6	210.5	1.0
Net sales	$419.9	$467.8	(10.2)%
Specialty Brands. Net sales for the three months ended March 28, 2025 decreased $50.0 million, or 19.4%, to $207.3 million, compared with $257.3 million for the three months ended March 29, 2024. The decrease in net sales was primarily driven by the sale of the Therakos business in November 2024 coupled with a $7.7 million, or 11.0%, decrease in INOmax, partially offset by a $12.6 million, or 12.3%, increase in Acthar Gel and uptake in SelfJect and a $1.4 million, or 23.3%, increase in Terlivaz.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024	Percentage Change
U.S.	$205.4	$239.6	(14.3)%
Europe, Middle East and Africa	—	15.9	(100.0)
Other	1.9	1.8	5.6
Net sales	$207.3	$257.3	(19.4)%
Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024	Percentage Change
Acthar Gel	$115.4	$102.8	12.3%
INOmax	62.5	70.2	(11.0)
Therakos	—	58.2	(100.0)
Amitiza	20.2	19.4	4.1
Terlivaz	7.4	6.0	23.3
Other	1.8	0.7	157.1
Specialty Brands	$207.3	$257.3	(19.4)%
Specialty Generics. Net sales for the three months ended March 28, 2025 increased $2.1 million, or 1.0%, to $212.6 million, compared with $210.5 million for the three months ended March 29, 2024. As previously discussed, the increase in net sales was primarily driven by a $22.8 million, or 17.5% increase, in finished-dosage generic net sales partially offset by a decrease in APAP net sales of $17.9 million, or 34.6% driven primarily by global competitive pressures.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024	Percentage Change
U.S.	$194.4	$182.9	6.3%
Europe, Middle East and Africa	17.3	26.6	(35.0)
Other	0.9	1.0	(10.0)
Net sales	$212.6	$210.5	1.0%

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024	Percentage Change
Opioids	$83.7	$81.9	2.2%
ADHD	47.2	31.7	48.9
Addiction treatment	18.5	15.4	20.1
Other	3.9	1.5	160.0
Generics	153.3	130.5	17.5
Controlled substances	19.1	22.9	(16.6)
APAP	33.8	51.7	(34.6)
Other	6.4	5.4	18.5
API	59.3	80.0	(25.9)
Specialty Generics	$212.6	$210.5	1.0%
Operating Income (Loss)
Operating income by segment for the three months ended March 28, 2025 and March 29, 2024 is shown in the following table (dollars in millions):

	Three Months Ended March 28, 2025
	Specialty Brands	Specialty Generics	Total
Net sales	$207.3	$212.6	$419.9
Cost of sales (1)	92.4	121.5	213.9
Selling, general and administrative expenses	59.0	26.9	85.9
Research and development expenses	7.3	5.2	12.5
Restructuring charges, net	(2.0)	—	(2.0)
Segment operating income	$50.6	$59.0	109.6
Corporate and unallocated expenses:
Cost of sales (2)			3.1
Selling, general and administrative expenses (2)			61.6
Combination, integration, and other related expenses (3)			20.5
Research and development expenses (2)			8.0
Liabilities management and separation costs (4)			1.4
Operating income			15.0
Interest expense			(32.8)
Interest income			5.8
Loss on divestiture			(6.2)
Other expense, net			(5.8)
Loss from continuing operations before income taxes			$(24.0)

Depreciation and amortization	$12.1	$9.8

	Three Months Ended March 29, 2024
	Specialty Brands	Specialty Generics	Total
Net sales	$257.3	$210.5	$467.8
Cost of sales (1)	142.5	159.3	301.8
Selling, general and administrative expenses	59.1	19.4	78.5
Research and development expenses	13.4	5.9	19.3
Restructuring charges, net	10.2	—	10.2
Segment operating income	$32.1	$25.9	58.0
Corporate and unallocated expenses:
Cost of sales (2)			2.0
Selling, general and administrative expenses (2)			58.4
Research and development expenses (2)			8.6
Liabilities management and separation costs (4)			6.7
Operating loss			(17.7)
Interest expense			(59.1)
Interest income			6.8
Other income, net			3.7
Loss from continuing operations before income taxes			$(66.3)

Depreciation and amortization	$22.4	$12.2
(1)Includes $32.3 million and $72.0 million of inventory fair-value step-up expense within the Specialty Brands segment during the three months ended March 28, 2025 and March 29, 2024, respectively. Includes $31.3 million of inventory fair-value step-up expense within the Specialty Generics segment during the three months ended March 29, 2024.
(2)Includes certain compensation, information technology, legal, environmental and other costs not charged to our reportable segments.
(3)Represents legal, financial, and other advisory and consulting expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the proposed Business Combination.
(4)Represents costs primarily related to professional fees incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings.

Specialty Brands. Operating income for the three months ended March 28, 2025 increased $18.5 million, to $50.6 million, compared with $32.1 million for the three months ended March 29, 2024. Operating margin increased to 24.4% for the three months ended March 28, 2025, compared with 12.5% for the three months ended March 29, 2024. These increases in operating income and margin were primarily driven by a $39.7 million decrease of inventory step-up expense to $32.3 million for the months ended March 28, 2025, compared with $72.0 million for the three months ended March 29, 2024 coupled with an $11.4 million decrease in intangibles amortization related to the Therakos Divestiture. Additionally, restructuring expense decreased $12.2 million driven by one-time termination benefits and contract termination costs related to the ceased commercialization and clinical development and wind down of production of StrataGraft in the first quarter of fiscal 2024. Also included in the increases in operating income is the $6.1 million reduction in R&D related to the Therakos Divestiture. These increases in operating income were partially offset by a decrease in net sales of $50.0 million primarily driven by the Therakos Divestiture in the fourth quarter of fiscal year 2024.
Specialty Generics. Operating income for the three months ended March 28, 2025 increased $33.1 million, to $59.0 million, compared with an operating income of $25.9 million for the three months ended March 29, 2024. Operating margin increased to 27.8% for the three months ended March 28, 2025, compared with 12.3% for the three months ended March 29, 2024. These increases in operating income and margin were primarily driven by a $31.3 million decrease of inventory step-up expense to zero for the three months ended March 28, 2025, compared with $31.3 million for the three months ended March 29, 2024, coupled with a $2.1 million increase in net sales, resulting in a $39.9 million increase to gross profit. These increases were partially offset by a $7.5 million increase in SG&A driven primarily by legal expense.
Corporate and unallocated expenses. Corporate and unallocated expenses for the three months ended March 28, 2025 increased $18.9 million, to $94.6 million, compared with $75.7 million for the three months ended March 29, 2024. The increase in corporate and unallocated expense was primarily driven by the $20.5 million of legal, financial, and other advisory and consulting expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the proposed Business Combination.

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
The Therakos Divestiture resulted in a reduction in future operational cash flows, but also a significant reduction of our indebtedness and thus lower cash requirements for future debt principal and interest payments.
Pursuant to the plan of reorganization from our Chapter 11 cases from 2022, we will make a payment of $21.3 million, inclusive of interest, related to our Acthar Gel-related settlement, upon the three-year anniversary of the effective date of our emergence from the Chapter 11 cases on June 16, 2022.
We expect foreseeable liquidity and capital resource requirements to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as long-term borrowings if needed. We believe that our sources of financing will be adequate to meet our future requirements. Our material cash requirements arising in the normal course of business primarily include, but are not limited to: debt obligations and interest payments, Acthar Gel-related settlement, operating and finance lease obligations, and purchase obligations. See below for additional information on these obligations.
We are exposed to interest rate risk on our variable-rate debt. In March 2023, we entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and provides us with interest rate protection, through March 26, 2026, to the extent that one-month secured overnight funding rate (“SOFR”) exceeds 3.84%. Refer to Note 14 of the notes to the unaudited condensed consolidated financial statements for additional information.
Proposed Business Combination with Endo
In connection with the proposed Business Combination, we will incur various non-recurring costs, whether or not the Business Combination is completed. These costs are expected to include transaction costs, facilities and systems consolidation costs and employment-related costs, as well as a makewhole premium incurred in connection with the prepayment or redemption, as applicable, of our Takeback Term Loans and Takeback Notes (if such prepayment or redemption occurs prior to the second anniversary of the incurrence thereof) and financing costs associated with any financing incurred in connection with the Business Combination. Pursuant to the terms of the Transaction Agreement, there will be restrictions on certain of our activities during the pendency of the Business Combination. In addition, if the Business Combination is not consummated under certain circumstances, we may be required to pay certain fees to Endo. These factors may reduce our liquidity position and capital resources.
In connection with the completion of the Business Combination, we expect to assume approximately $2.5 billion of Endo’s existing debt, resulting in our having a higher debt-to-equity ratio. In addition, a subsidiary of Endo has obtained a debt commitment letter, pursuant to which an investment bank has committed to provide new financing in the principal amount of up to $900.0 million, the proceeds of which would be utilized primarily to prepay or redeem, as applicable, our existing Takeback Term Loans and Takeback Notes (which, if occurring prior to the second anniversary of the incurrence thereof, will require the payment of a make whole premium). We continue to evaluate options for sources of financing (including as to the amount thereof) in connection with the consummation of the Business Combination. The final terms of any financing incurred in connection with the Business Combination may differ materially from the terms of the committed financing set forth in such debt commitment letter.
We are required to pay Endo a termination fee of $80.2 million if the Transaction Agreement is terminated under certain circumstances, including (i) by Endo if our Board has made an adverse change to its recommendation that our shareholders vote in favor of the Transaction, or if we have willfully breached our covenant not to solicit competing proposals; or (ii) if the Transaction Agreement is terminated under certain circumstances, a competing proposal for the acquisition of the Company is announced, and within 12 months of the termination, a competing proposal for our company is consummated or we enter into a definitive agreement providing for a competing acquisition proposal. Endo is required to pay us a termination fee of $83.0 million if the Transaction Agreement is terminated under similar circumstances, as applicable to Endo. Additionally, we are required to pay Endo a termination fee of $30.8 million if either party terminates the Transaction Agreement in a situation where our shareholders do not approve the Transaction but Endo shareholders have approved the Transaction, while Endo is required to pay us a termination fee of $31.9 million in a situation where Endo’s shareholders do not approve the Transaction but our shareholders have approved the Transaction.

Business Combination A&R TrIP
The Business Combination is expected to qualify as a qualifying transaction and a qualifying significant event under the A&R TrIP. Therefore, we currently expect the Final Payment Date to be accelerated upon consummation of the Business Combination. In accordance with the A&R TrIP and subject to the finalization of the Transaction Consideration, we expect to make payments related to the Business Combination of approximately $93.9 million to participants in the A&R TrIP within 30 days of closing the Business Combination.
Therakos A&R TrIP
The Therakos Divestiture qualified as a qualifying transaction under the A&R TrIP. Subject to the finalization of the purchase price for the Therakos business, we expect to make payments related to the Therakos Divestiture of approximately $14.5 million if the Final Payment Date is accelerated upon consummation of the Business Combination or approximately $16.4 million if the Final Payment Date is December 31, 2026 to participants in the A&R TrIP.
Refer to the section “Transaction Incentive Plan” above for additional information on these bonus payments.
A summary of our cash flows from operating, investing, and financing activities is provided in the following table (dollars in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Net cash from:
Operating activities	$66.3	$15.8
Investing activities	(24.0)	(24.2)
Financing activities	(3.1)	(2.2)
Effect of currency exchange rate changes on cash and cash equivalents	0.8	(1.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$40.0	$(11.9)

Operating Activities
Net cash provided by operating activities of $66.3 million for the three months ended March 28, 2025 was attributable to a net loss of $27.7 million, adjusted for non-cash items of $32.1 million primarily driven by depreciation and amortization of $22.5 million, and $61.9 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $30.1 million decrease in inventory, a $22.7 million increase in accounts payable, a $12.7 million increase in income taxes, a $1.8 million net cash inflow related to other assets and liabilities, partially offset by a $5.4 million increase in accounts receivable.
Net cash provided by operating activities of $15.8 million for the three months ended March 29, 2024 was attributable to a net loss of $65.4 million, adjusted for non-cash items of $39.2 million primarily driven by depreciation and amortization of $35.1 million, partially offset with $42.0 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $78.7 million decrease in inventory partially offset by a $13.3 million decrease in accounts payable, a $6.4 million outflow in income taxes and a $16.2 million net cash outflow related to other assets and liabilities.

Investing Activities
Net cash used in investing activities of $24.0 million for the three months ended March 28, 2025 was primarily driven by $24.3 million of capital expenditures. Comparatively, net cash used in investing activities was $24.2 million for the three months ended March 29, 2024 and was primarily driven by $24.6 million of capital expenditures.
Under our term loan credit agreement and our notes, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loans and offer to repurchase certain of our notes.

Financing Activities
Net cash used in financing activities of $3.1 million for the three months ended March 28, 2025 was primarily attributable to a $1.9 million of deemed share repurchases in connection with the vesting of restricted share units granted under the Mallinckrodt Pharmaceuticals Stock and Incentive Plan to satisfy minimum statutory tax withholding obligations, and $1.0 million of debt repayments. Comparatively, net cash provided by financing activities was $2.2 million for the three months ended March 29, 2024, which was attributable to debt repayments.

Cash Requirements and Sources from Existing Contractual Arrangements
See “Cash Requirements and Sources from Existing Contractual Arrangements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for a description of our material cash requirements from known contractual obligations include debt obligations, legal settlements, lease obligations, purchase obligations and other liabilities reflected on our unaudited condensed consolidated balance sheet as of March 28, 2025.

Commitments and Contingencies
Legal Proceedings
See Note 13 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of March 28, 2025.

Guarantees
In disposing of assets or businesses, we have from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that the ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. See Note 12 of the notes to the unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of March 28, 2025, we had various letters of credit and guarantees totaling $30.0 million. See Note 12 of the notes to the unaudited condensed consolidated financial statements.

Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.
We believe that our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended March 28, 2025, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K.

Recently Issued Accounting Standards
See Note 2 of the notes to the unaudited condensed consolidated financial statements of this report for a discussion regarding recently issued accounting standards.

Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report on Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “project,” “anticipate,” “approximately,” “estimate,” “predict,” “potential,” “continue,” “may,” “could,” “should” or the negative of these terms or similar expressions. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:

•the expected benefits and synergies of the Business Combination may not be fully realized in a timely manner, or at all;
•certain restrictions on Mallinckrodt’s business activities prior to closing the Business Combination;
•uncertainty regarding of the ability of the parties’ to consummate the Business Combination, including the risk that the conditions to consummation of the Business Combination may not be satisfied;
•risks related to Mallinckrodt’s increased indebtedness as a result of the Business Combination and significant transaction costs related to the Business Combination;
•uncertainties related to a future separation of the combined generics pharmaceuticals businesses of Mallinckrodt and Endo and Endo's sterile injectables business;
•potential changes in Mallinckrodt’s business strategy and performance;
•exposure to global economic conditions and market uncertainty;
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
•compliance with and restrictions under the global settlement to resolve all opioid-related claims;
•matters related to Acthar Gel, including the settlement with governmental parties to resolve certain disputes and compliance with and restrictions under the related corporate integrity agreement;
•the ability to maintain relationships with Mallinckrodt’s suppliers, customers, employees and other third parties following the emergence from the 2023 Bankruptcy Proceedings;
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
•Mallinckrodt’s and its partners’ ability to successfully develop, commercialize or launch new products or expand commercial opportunities of existing products, including Acthar Gel (repository corticotropin injection) SelfJect and the INOmax Evolve DS delivery system;
•Mallinckrodt’s ability to successfully identify or discover additional products or product candidates;
•Mallinckrodt’s ability to navigate price fluctuations and pressures, including the ability to achieve anticipated benefits of price increases of its products;
•competition;
•Mallinckrodt’s and its partners’ ability to protect intellectual property rights, including in relation to ongoing and future litigation;
•limited clinical trial data for Acthar Gel;
•the timing, expense and uncertainty associated with clinical studies and related regulatory processes;
•product liability losses and other litigation liability;
•material health, safety and environmental laws and related liabilities;
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
•the comparability of Mallinckrodt’s post-emergence financial results and the projections filed with the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) and
•the lack of comparability of Mallinckrodt’s historical financial statements and information contained in its financial statements after the adoption of fresh-start accounting following emergence from the 2023 Bankruptcy Proceedings.
In addition to the above considerations, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K, and subsequent filings with the U.S. Securities and Exchange Commission (“SEC”) that identify and describe in more detail the risks and uncertainties to which our businesses are subject. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
These forward-looking statements are made as of the filing date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation to update these forward-looking statements other than as required by law. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

Available Information
Financial results, news, and other information about Mallinckrodt can be accessed from our website at https://ir.mallinckrodt.com. This site includes important information on our locations, products and services, financial reports, news releases, and career opportunities. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are available on our website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC, and are available on the SEC's website at https://www.sec.gov. Information contained on, or that may be accessed through, our website is not incorporated by reference in this Quarterly Report and, accordingly, you should not consider that information part of this Quarterly Report.

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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on SOFR plus margin. As of March 28, 2025, our outstanding variable rate debt included $387.4 million on our senior secured term loans. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense for fiscal 2025 would increase by approximately $3.9 million. However, we mitigate this exposure with our interest rate cap agreement. For additional information on the interest rate cap agreement, refer to Note 14 of the notes to the unaudited condensed consolidated financial statements.
The remaining outstanding debt as of March 28, 2025 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $2.0 million as of March 28, 2025, with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 28, 2025 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 13 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal, and administrative proceedings and claims as of March 28, 2025, which are incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024.

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

2.3
Amendment No. 1 to Purchase and Sale Agreement, dated as of November 29, 2024, by and between the Company, Solaris Bidco Limited, Solaris IPCo Limited and Solaris US BidCo, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed December 5, 2024).*

2.4
Transaction Agreement, dated as of March 13, 2025, by and among the Company, Endo, Inc. and Salvare Merger Sub LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed March 13, 2025).**

2.5
Amendment to the Transaction Agreement dated as of April 23, 2025, by and among the Company, Endo, Inc. and Salvare Merger Sub LLC (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-4 filed April 23, 2025).

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

4.4
Supplemental Indenture No. 2, dated November 29, 2024, to the Indenture, dated as of November 14, 2023, by and among the Issuers, the Guarantors, Wilmington Savings Fund Society, FSB, as First Lien Trustee and Acquiom Agency Services LLC, as Collateral Agent (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.1
Form of Voting and Support Agreement, by and among the Company, Endo, Inc. and the Company’s shareholder(s) party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed March 13, 2025).

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
Bryan M. Reasons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 12, 2025