Form 10-Q
period 2025-06-27
Mallinckrodt plc
filed 2025-08-06
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 5, 2025, the registrant had 39,413,711 ordinary shares outstanding at $0.01 par value.

MALLINCKRODT PLC
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales	$485.1	$514.3	$905.0	$982.1
Cost of sales	253.3	319.3	470.3	623.1
Gross profit	231.8	195.0	434.7	359.0
Selling, general and administrative expenses	150.6	127.9	298.1	264.8
Combination, integration, and other related expenses (Note 3)	22.6	—	43.1	—
Research and development expenses	23.6	29.2	44.1	57.1
Restructuring charges, net	(0.2)	0.2	(2.2)	10.4
Liabilities management and separation costs	2.2	10.3	3.6	17.0
Operating income	33.0	27.4	48.0	9.7
Interest expense	(32.6)	(59.4)	(65.4)	(118.5)
Interest income	5.9	6.0	11.7	12.8
Loss on divestiture (Note 3)	(0.5)	—	(6.7)	—
Other income (expense), net	7.2	(3.5)	1.4	0.2
Income (loss) from continuing operations before income taxes	13.0	(29.5)	(11.0)	(95.8)
Income tax expense	10.7	13.9	14.6	13.2
Income (loss) from continuing operations	2.3	(43.4)	(25.6)	(109.0)
Income from discontinued operations, net of income taxes	0.1	0.1	0.3	0.3
Net income (loss)	$2.4	$(43.3)	$(25.3)	$(108.7)

Basic income (loss) per share (Note 7):
Income (loss) from continuing operations	$0.12	$(2.20)	$(1.30)	$(5.53)
Income from discontinued operations	0.01	0.01	0.02	0.02
Net income (loss)	$0.12	$(2.20)	$(1.28)	$(5.52)
Basic weighted-average shares outstanding	19.7	19.7	19.7	19.7

Diluted income (loss) per share (Note 7):
Income (loss) from continuing operations	$0.11	$(2.20)	$(1.30)	$(5.53)
Income from discontinued operations	—	0.01	0.02	0.02
Net income (loss)	$0.12	$(2.20)	$(1.28)	$(5.52)
Diluted weighted-average shares outstanding	20.1	19.7	19.7	19.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income (loss)	$2.4	$(43.3)	$(25.3)	$(108.7)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	4.8	(3.5)	8.0	(8.3)
Benefit plans	(0.1)	—	(0.2)	—
Total other comprehensive income (loss), net of tax	4.7	(3.5)	7.8	(8.3)
Comprehensive income (loss)	$7.1	$(46.8)	$(17.5)	$(117.0)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except share data)

	June 27, 2025	December 27, 2024
Assets
Current Assets:
Cash and cash equivalents	$497.8	$382.6
Accounts receivable, less allowance for doubtful accounts of $3.3 million and $6.2 million	410.7	395.3
Inventories	594.0	664.9
Prepaid expenses and other current assets	112.7	186.3
Total current assets	1,615.2	1,629.1
Property, plant and equipment, net	414.3	390.6
Intangible assets, net	393.1	419.4
Deferred income taxes	658.3	651.8
Other assets	205.4	211.7
Total Assets	$3,286.3	$3,302.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$3.9	$3.9
Accounts payable	78.4	57.8
Accrued payroll and payroll-related costs	76.3	108.1
Accrued interest	13.7	9.2
Acthar Gel-Related Settlement	33.7	21.3
Accrued and other current liabilities	250.6	231.1
Total current liabilities	456.6	431.4
Long-term debt	901.4	909.5
Acthar Gel-Related Settlement	102.7	126.5
Pension and postretirement benefits	27.1	26.5
Environmental liabilities	34.0	34.3
Other income tax liabilities	24.8	25.7
Other liabilities	97.8	102.9
Total Liabilities	1,644.4	1,656.8
Commitments and contingencies (Note 13)
Shareholders' Equity:
Ordinary A shares, €1.00 par value, 25,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.01 par value, 500,000,000 authorized; 19,762,306 and 19,696,335 issued; 19,736,759 and 19,696,335 outstanding	0.2	0.2
Ordinary shares held in treasury at cost, 25,547 and zero	(1.9)	—
Additional paid-in capital	1,214.4	1,199.8
Accumulated other comprehensive income	13.9	6.1
Retained earnings	415.3	439.7
Total Shareholders' Equity	1,641.9	1,645.8
Total Liabilities and Shareholders' Equity	$3,286.3	$3,302.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash Flows From Operating Activities:
Net loss	$(25.3)	$(108.7)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	44.8	67.2
Share-based compensation	14.8	5.3
Deferred income taxes	(6.5)	16.3
Non-cash accretion (amortization) expense	3.4	(2.1)
Loss on divestiture (Note 3)	6.7	—
Other non-cash items	13.7	5.8
Changes in assets and liabilities:
Accounts receivable, net	(14.1)	(18.6)
Inventories	62.3	161.6
Accounts payable	20.6	(11.5)
Income taxes	15.9	(5.9)
Acthar Gel-Related Litigation Settlement liability	(21.3)	(21.4)
Other	46.7	(41.0)
Net cash from operating activities	161.7	47.0
Cash Flows From Investing Activities:
Capital expenditures	(40.4)	(50.9)
Payments related to divestiture (Note 3)	(6.2)	—
Proceeds from debt and equity securities	—	22.6
Other	0.7	0.7
Net cash from investing activities	(45.9)	(27.6)
Cash Flows From Financing Activities:
Repayment of debt	(2.0)	(4.4)
Repurchase of shares	(1.9)	—
Other	(0.3)	(0.2)
Net cash from financing activities	(4.2)	(4.6)
Effect of currency rate changes on cash	1.7	(2.2)
Net change in cash, cash equivalents and restricted cash	113.3	12.6
Cash, cash equivalents and restricted cash at beginning of period	445.7	343.4
Cash, cash equivalents and restricted cash at end of period	$559.0	$356.0

Cash and cash equivalents at end of period	$497.8	$291.1
Restricted cash included in prepaid expenses and other current assets at end of period (Note 12)	19.5	23.6
Restricted cash included in other long-term assets at end of period (Note 12)	41.7	41.3
Cash, cash equivalents and restricted cash at end of period	$559.0	$356.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 27, 2024	19.7	$0.2	—	$—	$1,199.8	$439.7	$6.1	$1,645.8
Net loss	—	—	—	—	—	(27.7)	—	(27.7)
Other comprehensive income	—	—	—	—	—	—	3.1	3.1
Vesting of restricted share units, net of tax withholdings	0.1	—	0.0	(1.9)	0.9	—	—	(1.0)
Share cancellation	—	—	—	—	(0.8)	0.9	—	0.1
Share-based compensation	—	—	—	—	9.7	—	—	9.7
Balance as of March 28, 2025	19.8	$0.2	0.0	$(1.9)	$1,209.6	$412.9	$9.2	$1,630.0
Net income	—	—	—	—	—	2.4	—	2.4
Other comprehensive income	—	—	—	—	—	—	4.7	4.7
Share-based compensation	—	—	—	—	4.8	—	—	4.8
Balance as of June 27, 2025	19.8	$0.2	0.0	$(1.9)	$1,214.4	$415.3	$13.9	$1,641.9

Balance as of December 29, 2023	19.7	$0.2	—	$—	$1,194.6	$(38.2)	$3.6	1,160.2
Net loss	—	—	—	—	—	(65.4)	—	(65.4)
Other comprehensive loss	—	—	—	—	—	—	(4.8)	(4.8)
Share-based compensation	—	—	—	—	1.9	—	—	1.9
Balance as of March 29, 2024	19.7	$0.2	—	$—	$1,196.5	$(103.6)	$(1.2)	$1,091.9
Net loss	—	—	—	—	—	(43.3)	—	(43.3)
Other comprehensive loss	—	—	—	—	—	—	(3.5)	(3.5)
Share-based compensation	—	—	—	—	3.4	—	—	3.4
Balance as of June 28, 2024	19.7	$0.2	—	$—	$1,199.9	$(146.9)	$(4.7)	$1,048.5
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in millions, except share data, per share data, and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc is a global business of multiple wholly owned subsidiaries (collectively, “Mallinckrodt” or “the Company”) that develop, manufacture, market and distribute specialty pharmaceutical products and therapies. On July 31, 2025, the Company completed its previously announced Business Combination (defined below) with Endo, Inc. (“Endo”). Refer to Note 3 for further information on the Business Combination.
For the periods presented in this Quarterly Report on Form 10-Q, the Company operated its business in two reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands; and
•Specialty Generics includes niche specialty generic drugs and active pharmaceutical ingredients (“API(s)”).
The Company is incorporated and maintains its principal executive offices in Ireland. The Company owns or has rights to use the trademarks and trade names that are used in conjunction with the operation of its business. Two of the more important trademarks that the Company owns or has rights to use that appears in this Quarterly Report on Form 10-Q are “Mallinckrodt,” and “Endo,” which are registered trademarks or the subject of pending trademark applications in the United States (“U.S.”) and other jurisdictions. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned in the following notes. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in the following notes is, to the Company's knowledge, owned by such other company.

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

Fiscal Year
The Company reports its results based on a “52-53 week” year ending on the last Friday of December. Unless otherwise indicated, the three and six months ended June 27, 2025 and June 28, 2024 refer to the thirteen and twenty-six week periods ended June 27, 2025 and June 28, 2024, respectively.

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
Business Combination with Endo
On March 13, 2025, the Company entered into a Transaction Agreement (as amended on April 23, 2025) (“Transaction Agreement”), with Endo, a Delaware corporation, which has been converted into Endo LP, a Delaware limited partnership, and Salvare Merger Sub LLC, a Delaware limited liability company and the Company’s wholly owned subsidiary (“Merger Sub”). On July 31, 2025, the Company completed the Business Combination, whereby the Company acquired all of the issued and outstanding shares of common stock of Endo from Endo in exchange for a combination of cash and the Company’s ordinary shares in accordance with the Transaction Agreement. Outstanding shares of common stock of Endo were cancelled and converted into the right to receive approximately $1.31 in cash (“Per Share Cash Consideration”) and 0.2575 of a Mallinckrodt ordinary share (“Per Share Stock Consideration,”), without interest and subject to applicable withholding.
The Company acquired Endo by means of the merger of Merger Sub with and into Endo, with Endo continuing as the surviving entity in the merger and a wholly-owned subsidiary of Mallinckrodt (“Business Combination”). On July 31, 2025, prior to the completion of the Business Combination, the memorandum and articles of association of the Company were amended by means of a scheme of arrangement (“Scheme”) under the Companies Act 2014 of Ireland (as amended) and certain other amendments that had been previously approved by the Company’s shareholders (the “constitution amendment,” and, together with the Scheme and the Business Combination, the “Transactions”).
Refer to Note 16 for further information on the Business Combination.
Mallinckrodt is the acquiring entity for accounting purposes. In identifying the Company as the acquiring entity for accounting purposes, management took into account the voting rights of all equity instruments, the composition of the corporate governing body and senior management, the size of each of the companies, and the terms of the exchange of equity interests.
The preliminary consideration is calculated as follows (dollar amounts in millions except exchange ratio and share price):

Endo common shares outstanding as of July 31, 2025	76,313,462
Per Share Stock Consideration	0.2575
Mallinckrodt ordinary shares issued in exchange	19,650,663
Mallinckrodt closing stock price (1)	$92.30
Preliminary estimated fair value of Mallinckrodt ordinary shares issued	$1,813.8
Other cash consideration (2)	0.0
Payment to Endo stockholders	100.0
Other merger consideration attributable to Endo stock-based awards	7.1
Obligation to cash settle shares underlying certain Endo stock-based awards	2.4
Total preliminary consideration	$1,923.3

(1)Mallinckrodt is not listed on a national securities exchange or quoted on the automated quotation system of a national securities association, and as such, used a preliminary fair value per ordinary share as of July 31, 2025 in accordance with U.S. Internal Revenue Service Section 409A to determine preliminary fair value of consideration transferred. Due to the timing of the acquisition, the preliminary 409A is subject to change.
(2)Other cash consideration represents less than $0.1 million of aggregate cash payments to Endo stockholders in lieu of any fractional shares.
The Business Combination will result in increased product diversity in the Company’s branded business and enhanced capabilities to develop, manufacture, market and distribute pharmaceutical products and therapies. As a result of the Business Combination, the Company consists of multiple wholly owned subsidiaries that operate in two businesses. The brands business is focused on autoimmune and rare diseases in areas including endocrinology, gastroenterology, hepatology, neonatal respiratory critical care, nephrology, neurology, pulmonology, ophthalmology, orthopedics, rheumatology, and urology. The other businesses are focused generic drugs, sterile injectables, and active pharmaceutical ingredients. Because the closing of the Business Combination occurred on July 31, 2025, subsequent to the periods presented in this Quarterly Report, the results of operations of Endo are not included in the unaudited condensed consolidated statements of operations for the three and six months ended June 27, 2025. Due to the timing of the Business Combination, the initial accounting for the Business Combination is not yet complete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed and pro forma results of operations.
Transaction expenses associated with the Business Combination are included in combination, integration, and other related expenses in the unaudited condensed consolidated statements of operations. During the three and six months ended June 27, 2025, the Company recorded $22.6 million and $43.1 million, respectively, of legal, financial, and other advisory and consulting expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination.

Planned Separation
The Company intends to separate the historical “Specialty Generics” reporting segment of Mallinckrodt and the historical “Generic Pharmaceuticals” and “Sterile Injectables” reporting segments of Endo (“Separation”). The Company currently anticipates consummating the Separation in the fourth quarter of 2025; however, no assurance can be given as to the timing of the Separation, or that the Separation will occur at all, as the Separation is subject to approval by the Mallinckrodt Board of Directors (“Board”) and other conditions.
During the three and six months ended June 27, 2025, the Company recorded $2.2 million and $3.6 million, respectively, related to the Separation within liabilities management and separation costs on the unaudited condensed consolidated statements of operations. During the three and six months ended June 28, 2024, the Company recorded $10.3 million and $17.0 million, respectively, related to the potential sales of non-core assets within liabilities management and separation costs on the unaudited condensed consolidated statements of operations.

Therakos Divestiture
On November 29, 2024, the Company completed the sale of the Therakos business to affiliates of CVC Capital Partners IX (“Therakos Divestiture”) for total cash consideration of $887.6 million, which was net of preliminary purchase price adjustments, including an adjustment based on estimated net working capital at close. The Company paid $6.2 million for the final working capital settlement during the six months ended June 27, 2025. As a result, the total cash consideration was $881.4 million, net of the final working capital settlement.
On December 6, 2024, the Company used the proceeds from the Therakos Divestiture to mandatorily prepay the First-Out Takeback Term Loan in full, partially prepay the Second-Out Takeback Term Loan, and partially redeem the Takeback Notes, which are each defined and further described in Note 11.
The Therakos business did not qualify as discontinued operations as it did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. The financial results of the Therakos business reported within the Specialty Brands segment, are included in three and six months ended June 28, 2024.
Transition Services Agreement
In connection with the Therakos Divestiture, the Company entered into a transition services agreement (“TSA”) effective upon closing to provide certain business support services generally for up to 18 months after the closing date or a longer period for certain services. These services include, but are not limited to, information technology, procurement, distribution, logistics and order to delivery, compliance, accounting, finance, and administrative activities. Revenue associated with the TSA is recorded within other income (expense), net, and expenses associated with servicing the TSA are recorded within their natural expense classification, respectively, on the unaudited condensed consolidated statement of operations. During the three and six months ended June 27, 2025 net revenue under the TSA were $2.2 million and $5.2 million, respectively. There was no comparable TSA net revenue during the three and six months ended June 28, 2024.

Transaction Incentive Plan
On February 2, 2024, the Board adopted a Transaction Incentive Plan (as amended on August 4, 2024 and December 2, 2024, the “A&R TrIP”), which is intended to compensate designated Mallinckrodt executive officers and directors with bonus payments to be made upon the consummation of qualifying strategic transactions and dispositions (each, a “Qualifying Transaction”). Each bonus payment earned under the A&R TrIP will be generally delivered 50% in connection with closing of the applicable Qualifying Transaction and 50% on the earlier of (a) December 31, 2026 or a qualifying significant event, as defined in the A&R TrIP, and (b) a significant asset transaction, as defined in the A&R TrIP (“Final Payment Date”); provided, however that in the event that a Qualifying Transaction closes following a qualifying significant event or significant asset transaction, 100% of the applicable bonus payment earned with respect to such Qualifying Transaction generally will be paid in connection with closing of such Qualifying Transaction or, if later, when the associated proceeds are received. The Therakos Divestiture qualified as a Qualifying Transaction and the Business Combination qualified as a Qualifying Transaction and a qualifying significant event under the A&R TrIP. The Final Payment Date was accelerated upon closing of the Business Combination from December 31, 2026 to within 30 days of the closing of the Business Combination, which occurred on July 31, 2025.
Business Combination A&R TrIP
The Company expects to make payments related to the Business Combination of $93.9 million to participants in the A&R TrIP within 30 days of July 31, 2025. As the Business Combination was not considered probable until it closed, the Company did not record any expense related to the A&R TrIP payments associated with the Business Combination during the three and six months ended June 27, 2025.
Therakos A&R TrIP
During the three and six months ended June 27, 2025, the Company recognized $1.7 million and $3.4 million in expense related to the A&R TrIP payments associated with the Therakos Divestiture, respectively, which were recorded within selling, general and administrative (“SG&A”) expenses on the unaudited condensed consolidated statement of operations. There was no comparable expense accrued related to the A&R TrIP during the three and six months ended June 28, 2024. The Company accrued $6.1 million and $2.7 million within accrued payroll and payroll-related costs in the unaudited condensed consolidated balance sheet as of June 27, 2025 and December 27, 2024, respectively.
The Company expects to make payments for the second 50% installment of the A&R TrIP related to the Therakos Divestiture of approximately $14.6 million to participants in the A&R TrIP within 30 days of July 31, 2025. Prior to the closing of the Business Combination, the Company expected to make payments to participants of approximately $16.4 million, which assumed the Final Payment Date would be December 31, 2026.

4.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 15 for disaggregation of the Company's net sales by product family.
Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks (1)	Product Returns	Other Sales Deductions	Total
Balance as of December 29, 2023	$201.6	$14.5	$11.3	$227.4
Provisions	832.7	11.0	25.5	869.2
Payments or credits	(811.0)	(9.6)	(26.2)	(846.8)
Balance as of June 28, 2024	$223.3	$15.9	$10.6	$249.8

Balance as of December 27, 2024	$197.5	$14.8	$16.5	$228.8
Provisions	804.7	6.7	30.6	842.0
Payments or credits	(746.4)	(4.9)	(29.2)	(780.5)
Balance as of June 27, 2025	$255.8	$16.6	$17.9	$290.3
(1)Amounts classified within accrued and other current liabilities in the unaudited condensed consolidated balance sheets are comprised of $24.4 million and $26.4 million of accrued Medicaid and $89.5 million and $61.4 million of accrued rebates, of which $63.2 million and $39.8 million related to Acthar Managed Care and Medicare, as of June 27, 2025 and December 27, 2024, respectively. The change in accrued Medicaid and accrued rebates was reflected within other changes in assets and liabilities within the unaudited condensed consolidated statement of cash flows for the six months ended June 27, 2025.

Product sales transferred to customers at a point in time and over time were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Product sales transferred at a point in time	87.2%	86.9%	86.3%	85.8%
Product sales transferred over time	12.8	13.1	13.7	14.2
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of June 27, 2025:

Remainder of Fiscal 2025	$37.8
Fiscal 2026	65.7
Fiscal 2027	28.5
Thereafter	11.3
Costs to fulfill a contract
As of June 27, 2025 and December 27, 2024, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations and reflected in property, plant and equipment, net, on the unaudited condensed consolidated balance sheets was $45.9 million and $37.8 million, respectively. The associated depreciation expense recognized was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Depreciation expense	$1.4	$0.3	$2.9	$0.7

5.	Restructuring and Related Charges
Through its restructuring programs, the Company seeks more cost-effective means to improve profitability and to respond to changes in its markets. As such, the Company may incur restructuring costs as a component of the Company’s operating costs. The restructuring program, authorized in 2021, allows for charges of $50.0 million to $100.0 million, and does not have pre-determined actions or a specified time period.
During the first quarter of 2024, the Company committed to a plan to cease commercialization and clinical development, and wind down production of StrataGraft®, included in the Specialty Brands segment, which was completed in the first quarter of 2025.
Net restructuring and related (credits) charges by segment were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Specialty Brands	$(0.2)	$0.2	$(2.2)	$10.4
Net restructuring and related (credits) charges by program were comprised of the following:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
2021 Program	$(0.2)	$0.2	$(2.2)	$10.4

The following table summarizes the restructuring reserves, which are included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets:

	2021 Program
	Severance	Contract Costs	Total
Balance as of December 27, 2024	$0.2	$1.1	$1.3
Charges from continuing operations	—	0.1	0.1
Changes in estimate from continuing operations	—	(2.3)	(2.3)
Cash (payments)/receipts	(0.2)	1.1	0.9
Balance as of June 27, 2025	$—	$—	$—
Cumulative net restructuring and related charges incurred for the 2021 program was as follows as of June 27, 2025:

2021 Program
Specialty Brands	$8.3

6.	Income Taxes
On July 4, 2025, the U.S. government enacted tax legislation known as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA makes broad and complex changes to the U.S. tax code. The OBBBA federal provisions include, but are not limited to (1) bonus depreciation that will allow for full expensing of property acquired and placed in service after January 19, 2025, (2) permanent add back of interest, depreciation, amortization and depletion in computing the 30% limitation under Section 163(j) for taxable years beginning after December 31, 2024, and (3) permanent expensing of domestic research and development expenditures for taxable years beginning after December 31, 2024. The OBBBA also modifies several international provisions for taxable years beginning after December 31, 2025, including, but not limited to (1) reduced deduction of 40% for the global intangible low-taxed income regime, now referred to as Net CFC Tested Income, (2) reduced deduction of 33.34% for the foreign-derived intangible income regime, now called Foreign-Derived Deduction Eligible Income, and (3) permanent base erosion and anti-abuse tax rate of 10.5%.
ASC Topic 740, Income Taxes requires companies to recognize the effects of tax law changes in the period of enactment, which for Mallinckrodt is the third quarter of 2025. The Company is currently analyzing the OBBBA provisions and the impact on its consolidated financial statements.
The Company recognized an income tax expense of $10.7 million and $14.6 million on income from continuing operations before income taxes of $13.0 million and loss from continuing operations before income taxes of $11.0 million for the three and six months ended June 27, 2025, respectively. This resulted in an effective tax rate of 82.3% and negative 132.7%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5% primarily due to the mix of pretax earnings in various jurisdictions, remaining effects of adoption of fresh-start accounting as a result of the Company’s emergence from the 2023 Chapter 11 proceedings and Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”), and non-deductible costs associated with employee compensation and combination, integration, and other related expenses for both periods.
The Company recognized an income tax expense of $13.9 million and $13.2 million on losses from continuing operations before income taxes of $29.5 million and $95.8 million for the three and six months ended June 28, 2024, respectively. This resulted in an effective tax rate of negative 47.1% and negative 13.8%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings for both periods.
During the six months ended June 27, 2025 and June 28, 2024, net cash payments for income taxes were $5.2 million and $2.7 million, respectively, related to operational activity.
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

The Company's unrecognized tax benefits, excluding interest, totaled $32.2 million and $31.1 million as of June 27, 2025 and December 27, 2024, respectively. It is reasonably possible that within the next twelve months the unrecognized tax benefits could decrease by up to $5.0 million and the amount of related interest and penalties could decrease by up to $3.8 million as a result of the expiration of a statute of limitations.

7.	Income (Loss) per Share
The weighted-average number of shares outstanding used in the computations of basic and diluted income (loss) per share were as follows (in millions of shares):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Basic	19.7	19.7	19.7	19.7
Dilutive impact of restricted share units	0.4	—	—	—
Diluted	20.1	19.7	19.7	19.7
A net loss cannot be diluted. When a Company is in a net loss position, basic and diluted loss per share are the same. If the Company records net income, the denominator of a diluted earnings per share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Contingent value rights held by the Opioid Master Disbursement Trust II and outstanding equity awards that could potentially dilute per share amounts in the future were as follows (in millions of shares):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Potentially dilutive share amounts	1.4	1.8	1.7	1.8

8.	Inventories
Inventories were comprised of the following:

	June 27, 2025	December 27, 2024
Raw materials	$106.2	$111.4
Work in process	325.6	362.0
Finished goods	162.2	191.5
	$594.0	$664.9

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following:

	June 27, 2025	December 27, 2024
Property, plant and equipment, gross	$477.0	$434.9
Less: accumulated depreciation	(62.7)	(44.3)
Property, plant and equipment, net	$414.3	$390.6
Depreciation expense was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Depreciation expense	$9.1	$8.7	$18.2	$19.0

10.	Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following:

	June 27, 2025			December 27, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Completed technology	$495.2	$(102.1)	$393.1	$495.2	$(75.8)	$419.4
Intangible asset amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Amortization expense	$12.9	$23.3	$26.3	$48.1
The Company divested $108.7 million of an intangible asset, which was comprised of $129.4 million gross carrying amount and $20.7 million of accumulated amortization, related to Therakos during the fiscal year ended December 27, 2024. Refer to Note 3 for additional information on the Therakos Divestiture.
As of June 27, 2025, the estimated aggregate amortization expense is expected to be as follows:

Remainder of Fiscal 2025	$25.5
Fiscal 2026	48.4
Fiscal 2027	45.1
Fiscal 2028	41.8
Fiscal 2029	35.5
Fiscal 2030	23.5

11.	Debt
Debt was comprised of the following at the end of each period:

	June 27, 2025			December 27, 2024
	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Second-Out Takeback Term Loan due November 2028	$3.9	$3.9	$—	$3.9	$3.9	$—
Long-term debt:
Second-Out Takeback Term Loan due November 2028	382.5	401.5	—	384.5	406.3	—
14.75% Second-Out Takeback Notes due November 2028	477.2	501.7	—	477.2	505.4	—
Receivables financing facility due December 2027	—	—	1.8	—	—	2.2
Total long-term debt	859.7	903.2	1.8	861.7	911.7	2.2
Total debt	$863.6	$907.1	$1.8	$865.6	$915.6	$2.2
Takeback debt
On November 14, 2023, the Company entered into a new senior secured first lien term loan facility with an aggregate principal amount of approximately $871.4 million (“First and Second-Out Takeback Term Loans”), consisting of approximately $229.4 million of “first-out” Takeback Term Loans (“First-Out Takeback Term Loans”) and approximately $642.0 million of “second-out” Takeback Term Loans (“Second-Out Takeback Term Loans”). The Company also issued approximately $778.6 million in aggregate principal amount of “second-out” 14.75% senior secured first lien notes due 2028 (“Takeback Notes”). On December 6, 2024, the Company used the proceeds from the Therakos Divestiture to mandatorily prepay the First-Out Takeback Term Loan in full, partially prepay the Second-Out Takeback Term Loan, and partially redeem the Takeback Notes. Refer to Note 16 for details on the subsequent prepayment in full of the First-Out Takeback Term Loans and Second-Out Takeback Term Loans and redemption in full of the Takeback Notes.

Applicable interest rate
As of June 27, 2025, the applicable interest rate on the Company's debt instruments were as follows:

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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of the 2020 Chapter 11 proceedings and the Irish examinership proceedings (together, the “2020 Bankruptcy Proceedings”) and is no longer a liability subsequent to June 16, 2022. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the 2020 Bankruptcy Proceedings. As of June 27, 2025 and December 27, 2024, $21.7 million and $21.3 million, respectively, remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets. As of June 27, 2025, the Company does not expect to make future payments related to these indemnification obligations.
As of June 27, 2025 and December 27, 2024, the Company had various other letters of credit, guarantees and surety bonds totaling $30.3 million and $29.4 million, respectively. As of June 27, 2025 and December 27, 2024, the Company had restricted cash of $39.5 million and $41.8 million, respectively, held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

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

Governmental Proceedings
Specialty Generics
Generic Pricing Subpoena. In March 2018, the Company received a grand jury subpoena issued by the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) pursuant to which the Antitrust Division of the U.S. Department of Justice is seeking documents regarding generic products and pricing, communications with generic competitors and other related matters. The Company produced documents in early 2019 and is otherwise cooperating in the investigation.

MNK 2011 LLC. (formerly known as MNK 2011 Inc. and Mallinckrodt Inc.) v. U.S. Food and Drug Administration and United States of America. In November 2014, the U.S. Food and Drug Administration (“FDA”) reclassified the Company's Methylphenidate extended release (“ER”) in the Orange Book: Approved Drug Products with Therapeutic Equivalence (“Orange Book”). In November 2014, the Company filed a complaint in the U.S. District Court for the District of Maryland Greenbelt Division against the FDA and the U.S. (“MD Complaint”) for judicial review of the FDA's reclassification. In July 2015, the court granted the FDA's motion to dismiss with respect to three of the five counts in the MD Complaint and granted summary judgment in favor of the FDA with respect to the two remaining counts (“MD Order”). In October 2016, the FDA initiated proceedings, proposing to withdraw approval of the Company's Abbreviated New Drug Application (“ANDA”) for Methylphenidate ER. The U.S. Court of Appeals for the Fourth Circuit then issued an order placing the Company's appeal of the MD Order in abeyance pending the outcome of the withdrawal proceedings. The parties exchanged documents and in April 2018, the Company filed its submission in support of its position in the withdrawal proceedings. A potential outcome of the withdrawal proceedings is that the Company's Methylphenidate ER products may lose their FDA approval and have to be withdrawn from the market.
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
U.S. Department of Justice Civil Investigative Demand. In March 2025, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice under the False Claims Act seeking production of data and information from the time period of January 1, 2018 to the present relating to hydrocodone/acetaminophen products manufactured in the Company’s Hobart, NY facility, including documentation pertaining to whether those products contain the amount of hydrocodone they purport to contain. The Company is in the process of responding to the CID and is cooperating with the investigation. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
Specialty Generics Grand Jury Subpoenas
U.S. Attorney's Office Subpoena W.D. Va. In August 2023, the Company received a grand jury subpoena from the WDVA USAO. Subsequently, the Company received additional grand jury subpoenas from the WDVA USAO, most recently, in July 2025. The subpoenas seek production of certain data and information for the time period from July 17, 2012 to the present, including information and data relating to the Company’s Specialty Generics controlled substances compliance program, the Company's reporting of suspicious orders for controlled substances, chargebacks and other transactions, financial accounts related to these issues, financial transactions involving prescription drug products, and communications between the Company and the U.S. Drug Enforcement Administration.
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
Endo USA, Inc.
U.S. Attorney's Office Subpoena W.D. Va. In March 2025, Endo USA, Inc. (“Endo USA”) received a subpoena duces tecum issued by the WDVA USAO requesting documents and information from 1996 through the present related to any interactions by Endo USA, its affiliates, predecessors or other related parties with pharmacy benefit managers, including (i) remuneration provided, (ii) negotiation of rebates, (iii) communications regarding the prescription, administration or payment for opioid medications, and (iv) communications regarding the safety or efficacy of opioid medications. In April 2025, Endo USA received additional subpoenas duces tecum from the WDVA USAO, requesting accounting records and documents related to pharmacy benefit managers. The Company is cooperating with the investigation. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
U.S. Department of Justice Consumer Protection Branch Subpoena. In April 2025, Endo USA received subpoenas from the U.S. Department of Justice’s Consumer Protection Branch seeking documents and information, if any, related to the marketing and promotion of SUPPRELIN® LA from January 2020 through the present, for certain unapproved uses, including transgender care and gender dysphoria. Endo USA is cooperating with the investigation and is in the process of responding to the subpoenas. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time.

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
Mallinckrodt Pharmaceuticals Ireland Limited, et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (collectively “Airgas”) in the U.S. District Court for the District of Delaware (“District of Delaware”) following notice from Airgas of its ANDA submission seeking approval from the FDA for a generic version of INOmax® (nitric oxide) gas, for inhalation (“INOmax”). Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011. In February 2024, the court entered stipulations of consent for filing of an amended complaint. In March 2024, the court granted Air Liquide S.A.’s motion to dismiss. AirGas Therapeutics, LLC and AirGas USA LLC remain parties to the litigation. In January 2025, the court denied the Company’s motion for preliminary injunction seeking to prevent defendants Airgas Therapeutics LLC and Airgas USA LLC from infringing the Company’s U.S. patents during the pendency of the litigation. The defendants have filed a motion for summary judgment. A pretrial hearing is scheduled for August 22, 2025 and a trial date is set for September 8, 2025.
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
In October 2023, the Company received notification that Sawai Pharmaceutical Co., Ltd. (“Sawai”) had filed petitions for two invalidation trials against two PTE registrations for JP Patent No. 4332353. In June 2025, the JPO determined that none of the invalidation grounds can stand and concluded that the two PTE registrations for the 24 and 12μg capsules are valid. Sawai has appealed the JPO decision for both PTE registrations. The appeals are at an early stage.
In December 2023, the Company received notification that Sawai had filed a petition for an invalidation trial against JP Patent No. 4332353. The JPO held a hearing in December 2024 relating to Sawai’s challenge of JP Patent No. 4332353, and in May 2025 the JPO issued a decision finding that all of the asserted claims in respect of JP Patent No. 4332353 are valid and will be maintained. Sawai has appealed the JPO's decision. The appeal is at an early stage.
In January 2024, the Company received notification that Towa Pharmaceutical Co., Ltd. (“Towa”) had filed a petition for an invalidation trial against the PTE registration for JP Patent No. 4332353. In June 2025, the JPO issued a decision finding that all of the Company’s asserted claims in respect of JP Patent No. 4332353 are valid and will be maintained. The JPO also determined that none of the invalidation grounds can stand and concluded that the PTE registration is valid. Towa has not appealed the JPO decision.
In April 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations of three additional patents (JP Patent No. 4786866, JP Patent No. 4852229, and JP Patent No. 4889219), and against one patent itself (JP Patent No. 4786866). The JPO held an oral hearing in April 2025 in the invalidation trial with respect to JP Patent No. 4786866. The JPO scheduled an oral hearing for August 2025 with respect to the three invalidations trials regarding the 12 µg PTE registrations.
In May 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations of two additional patents (JP Patent No. 4332316 and JP Patent No. 4684334). These challenges are at an early stage.

The Company believes that each of these patents and/or PTE registrations is valid, and the Company will vigorously defend these patents and PTE registrations.
Endo USA, Inc.
Baxter Healthcare Endo Operations Limited exclusively licenses several patents that relate to Endo USA’s ADRENALIN® (epinephrine in sodium chloride injection) product. On May 30, 2025, Endo Operations Limited received a Notice of Paragraph IV Certification from Baxter regarding its supplemental NDA seeking approval from the FDA to market its 4 mg/ 250 mL presentation of epinephrine in sodium chloride injection product. On July 10, 2025, Endo Operations Limited, Endo USA, PH Health Limited, and Par Health USA, LLC filed an action against Baxter in the District of Delaware, captioned Endo Operations Limited, Endo USA, Inc., PH Health Limited, and Par Health USA, LLC v. Baxter Healthcare Corporation, No. 25-861 (D. Del.), for infringement of the licensed patents. The filing of the action triggered a 30-month stay of FDA’s approval of Baxter’s 4 mg/ 250 mL presentation of epinephrine in sodium chloride injection, which expires on November 30, 2027.

Commercial and Securities Litigation
Putative Class Action Securities Litigation (Continental General). On July 7, 2023, a putative class action lawsuit was filed against the Company, its Chief Executive Officer (“CEO”) Sigurdur Olafsson, its Chief Financial Officer (“CFO”) Bryan Reasons, and the Chair of the Board, Paul Bisaro, in the U.S. District Court for the District of New Jersey, captioned Continental General Insurance Company and Percy Rockdale, LLC v. Mallinckrodt plc et al., No. 23-cv-03662. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between June 17, 2022 and June 14, 2023. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10b-5 promulgated thereunder related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s opioid-related litigation settlement and the risk of additional filings for bankruptcy protection. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court in September 2023 and in December 2023, an amended complaint was filed by the lead plaintiff against Olafsson, Reasons, and Bisaro (“Individual Defendants”). As to the Company, any liability to the plaintiffs in this matter was discharged upon emergence from the 2023 Bankruptcy Proceedings. Mallinckrodt assumed the obligation to defend and indemnify the individual defendants. In September 2024, the court denied the Individual Defendants' motion to dismiss. The Individual Defendants answered the amended complaint in October 2024. In April 2025, the parties reached an agreement in principle to resolve all claims in this matter for a settlement payment of $5.5 million, which was funded in part by the Company and in part by the Company’s insurance carriers. The Company accrued $4.4 million related to remaining costs associated with the settlement and a receivable of $0.5 million related to insurance proceeds in the unaudited condensed consolidated balance sheet as of March 28, 2025. The Company paid the settlement amount during the three months ended June 27, 2025.
Alta Fundamental. In September 2024, a lawsuit was filed against the Company, its CEO Sigurdur Olafsson, its CFO Bryan Reasons, the Chair of the Board Paul Bisaro, its Chief Strategy and Restructuring Officer Jason Goodson, and its former Global Controller and Chief Investor Relations Officer Daniel Speciale, in the U.S. District Court for the District of New Jersey, captioned Alta Fundamental Advisors, LLC et al. v. Bisaro et al., No. 24-cv-09245. Plaintiffs allege similar facts to those in the Continental General action, and like in that action, the Alta Fundamental lawsuit generally alleges that the defendants made false and misleading statements related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s opioid-related litigation settlement and the risk of additional filings for bankruptcy protection. The lawsuit alleges claims under Sections 10(b), 18(a), and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and the New Jersey Uniform Securities Act, as well as common law fraud and negligent misrepresentation. Mallinckrodt assumed the obligation to defend and indemnify the individual defendants. The lawsuit seeks monetary damages in an unspecified amount. In June 2025, the court granted in part and denied in part the individual defendants' motion to dismiss. The individual defendants have filed a motion for reconsideration as to the court’s partial denial.

Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its former CEO Mark C. Trudeau, its CFO Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. On July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. On August 10, 2020, an amended complaint was filed by the lead plaintiff alleging an expanded putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the “Strougo Defendants”) The amended complaint claims that the defendants made various false and/or misleading statements and/or failed to disclose various material facts regarding Acthar Gel and its results of operations. In October 2020, the defendants filed a motion to dismiss the amended complaint. In March 2022, the Strougo action was administratively closed. On March 29, 2022, the Strougo action was reinstated only with respect to the Strougo Defendants, and the Strougo Defendants filed their reply in support of their motion to dismiss on May 2, 2022. As to the Company, this matter was resolved in the 2020 Bankruptcy Proceedings with no further liability against the Company. However, the Company had indemnification obligations as to the Strougo Defendants. In December 2022, the District Court issued an order denying the Strougo Defendants' motion to dismiss in all respects and the Strougo Defendants answered the complaint. In June 2024, the parties reached an agreement in principle to resolve all claims in this matter for a settlement payment of $46.0 million, which was funded by the Company’s insurance carriers. As of December 27, 2024, a $46.0 million receivable and payable were recorded in prepaid expenses and other current assets and accrued and other current liabilities, respectively. The district granted final approval of the settlement on April 15, 2025. The Company released the $46.0 million receivable and payable upon final approval of the settlement during the three months ended June 27, 2025. The increase and decrease in the receivable and payable was reflected within other changes in assets and liabilities within the unaudited condensed consolidated statement of cash flows for the six months ended June 27, 2025 and six months ended June 28, 2024, respectively.

Generic Pharmaceutical Antitrust Multi-District Litigation.
In August 2016, a multi-district litigation (“MDL”) was established in the EDPA relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (“Generic Pricing MDL”). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. The Generic Pricing MDL includes lawsuits against the Company and dozens of other pharmaceutical companies, including a complaint filed by Attorneys General for 51 States, Territories and the District of Columbia seeking monetary damages and injunctive relief (“AG Litigation”). Since its inception, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 200 generic pharmaceutical drugs. Although the AG Litigation had been consolidated in the EDPA in the Generic Pricing MDL, a recent legislative change exempted state antitrust enforcement actions arising under federal antitrust law from MDLs. As a result, the plaintiffs sought and won a remand to the jurisdiction in which the case was filed, the District of Connecticut. As a result of this change and resulting action, the Company filed its answer to the plaintiffs’ amended complaint in September 2024. While the Company is not subject to monetary damages in connection with these matters, as a result of the 2020 Bankruptcy Proceedings and vigorously disagrees with the plaintiffs' characterization of the facts and law, the Company is not able to reasonably estimate whether any injunctive relief will be granted, and if granted, whether it will materially impact the Company's financial position or operations. The joint defense group filed joint motions for summary judgment that are fully briefed before the court.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including as described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of June 27, 2025, it was probable that it would incur remediation costs in the range of $16.4 million to $50.8 million. The Company also concluded that, as of June 27, 2025, the best estimate within this range was $35.0 million, of which $1.0 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheet as of June 27, 2025. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Lower Passaic River, New Jersey. The Company and approximately 70 other companies (“Cooperating Parties Group” or “CPG”) are parties to a May 2007 Administrative Order on Consent with the Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study (“RI/FS”) of the 17-mile stretch known as the Lower Passaic River Study Area (“River”). The Company's potential liability stems from former operations at Lodi and Belleville, New Jersey (the “Lodi facility” and the “Belleville facility” respectively). In April 2014, the EPA issued a revised Focused Feasibility Study (“FFS”), with remedial alternatives to address cleanup of the lower 8-mile stretch of the River. The EPA estimated that the cost for the remediation alternatives ranged from $365.0 million to $3.2 billion and the EPA's preferred approach had an estimated cost of $1.7 billion. In April 2015, the CPG presented a draft of the RI/FS of the River to the EPA that included alternative remedial actions for the entire 17-mile stretch of the River. In March 2016, the EPA issued the Record of Decision (“ROD(s)”) for the lower 8 miles of the River with a slight modification on its preferred approach and a revised estimated cost of $1.38 billion. In October 2016, the EPA announced that Occidental Chemicals Corporation had entered into an agreement to develop the remedial design.
In August 2018, the EPA finalized a buyout offer of $0.3 million with the Company, limited to its former Lodi facility, for the lower 8 miles of the River. In September 2021, the EPA issued the ROD for the upper 9 miles of the River selecting source control as the remedy for the upper 9 miles with an estimated cost of $441.0 million. In September 2022, the Company entered into a conditional $0.3 million Early Cash-Out Consent Decree (“CD”) with the EPA as a buyout for its portion of the upper part of the River related to its former Lodi facility; finalization of the CD is subject to the EPA approval following the public comment period. The comment period resulted in a modification to the CD by the EPA which includes a cost reopener of $3.7 billion to the covenant not to sue. In January 2024, the United States filed the modified CD with the U.S. District Court for the District of New Jersey, and a motion for entry and response to comments was filed. One of the parties, OxyChem, filed a brief in opposition to the motion to enter the modified CD. In December 2024, the judge granted the motion to enter the modified CD and the requests from OxyChem for discovery, oral argument and a hearing were denied. In January 2025, Nokia of America appealed the judge’s decision to the Third Circuit Court of Appeals.
The portion of the liability related to the Belleville facility was discharged against the Company as a result of the plan of reorganization effective June 16, 2022. The portion of the liability related to the Lodi facility remains a part of the reserve until the CD is lodged.
As of June 27, 2025, the Company estimated that its remaining liability related to the River was $21.1 million, which was included within environmental liabilities on the unaudited condensed consolidated balance sheet as of June 27, 2025. Despite the issuance of the revised FFS and the RODs for both the lower and upper River by the EPA, the RI/FS by the CPG, and the conditional CD by the EPA, there are many uncertainties associated with the final agreed-upon remediation, potential future liabilities and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as the remediation progresses.

Endo Bankruptcy
Historically, Endo’s business had been operated by Endo International plc, together with its subsidiaries. On August 16, 2022 (“Endo Petition Date”), Endo International plc, together with certain of its direct and indirect subsidiaries, filed voluntary petitions for relief under the chapter 11 of title 11 of the United States Code (“Bankruptcy Code,” and such cases, the “Endo Chapter 11 Cases”); certain additional Endo entities filed voluntary petitions for relief under the Bankruptcy Code on May 25, 2023 and May 31, 2023 (together the “Endo Debtors”). On December 19, 2023, the Endo Debtors filed a proposed chapter 11 plan of reorganization (as amended, including on January 5, 2024, January 9, 2024 and March 18, 2024, and including any exhibits and supplements filed with respect thereto, the “Endo Plan”) and related disclosure statement with the U.S. Bankruptcy Court for the Southern District of New York (“New York Bankruptcy Court”). The New York Bankruptcy Court confirmed the Endo Plan on March 19, 2024, and the Endo Debtors satisfied all conditions required for the Endo Plan effectiveness on April 23, 2024 (“Endo Effective Date”).
At the Endo Debtors’ request, the New York Bankruptcy Court appointed the Future Claimants' Representative (“FCR”) in the Endo Chapter 11 Cases. As further described in the applicable New York Bankruptcy Court filings, the FCR represents the rights of individuals who may in the future assert one or more personal injury claims against the Endo Debtors or a successor of the Endo Debtors’ businesses relating to the Endo Debtors’ opioid or transvaginal surgical mesh products, but who could not assert such claims in the Endo Chapter 11 Cases because, among other reasons, such individuals were unaware of the alleged injury, had a latent manifestation of the alleged injury or were otherwise unable to assert or incapable of asserting claims based on the alleged injury. Under the Endo Plan and the settlement contemplated thereby, the trust established for the benefit of eligible future claimants assumed liability for all future claims in exchange for Endo’s ongoing obligation to fund such trust. As of June 30, 2025, Endo accrued for loss contingencies of approximately $8.4 million, representing the unpaid portion of the settlement consideration payable under the Endo Debtors’ settlement with the FCR, which Endo assumed on the Endo Effective Date. This liability will be assumed as part of the purchase accounting for the Business Combination, which is discussed further in Note 3.

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
The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

		Fair Value Measurement Using Fair Value Hierarchy:
	June 27, 2025	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$26.2	$17.3	$8.9	$—
Equity securities	9.8	9.8	—	—
Interest rate cap	2.3	—	2.3	—
	$38.3	$27.1	$11.2	$—
Liabilities:
Deferred compensation liabilities	$21.1	$—	$21.1	$—
Contingent consideration liabilities	18.3	—	—	18.3
	$39.4	$—	$21.1	$18.3

		Fair Value Measurement Using Fair Value Hierarchy:
	December 27, 2024	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$25.4	$17.4	$8.0	$—
Equity securities	12.0	12.0	—	—
Interest rate cap	5.3	—	5.3	—
	$42.7	$29.4	$13.3	$—
Liabilities:
Deferred compensation liabilities	$22.5	$—	$22.5	$—
Contingent consideration liabilities	17.5	—	—	17.5
	$40.0	$—	$22.5	$17.5
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

Equity securities. Equity securities consist of shares in Silence Therapeutics plc and Panbela Therapeutics, Inc. for which quoted prices are available in an active market; therefore, these investments are classified as Level 1 and are valued based on quoted market prices reported on internationally recognized securities exchanges. The three and six months ended June 27, 2025 included $4.0 million of unrealized gains and $2.2 million of unrealized losses, respectively, on equity securities related to investments in Silence Therapeutics plc and Panbela Therapeutics, Inc, while the three and six months ended June 28, 2024 included $4.3 million of unrealized losses and $2.7 million of unrealized gains, respectively. These amounts were recorded within other income (expense), net, in the unaudited condensed consolidated statements of operations.
Interest rate cap. The Company is exposed to interest rate risk on its variable-rate debt. During the three months ended March 31, 2023, the Company entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and, subject to the non-exercise of termination rights by the counterparty, provides the Company with interest rate protection, through March 26, 2026, to the extent that the one-month secured overnight funding rate (“SOFR”) exceeds 3.84%. For purposes of the interest rate cap, SOFR is measured on a predetermined business day of every month, which may not coincide with either the Company’s fiscal period end or the date that SOFR is determined for purposes of the First and Second-Out Takeback Term Loans. The impact of the interest rate cap on the Company’s applicable interest rates as disclosed in Note 11 reflects the SOFR rate in effect on June 27, 2025.
The interest rate cap agreement is not accounted for as a cash flow hedge and the changes in fair value of the interest rate cap were recorded within other income (expense), net, in the unaudited condensed consolidated statements of operations. The fair value of the interest rate cap is included in other assets on the Company’s unaudited condensed consolidated balance sheets as of June 27, 2025 and December 27, 2024.
The Company elected to use the income approach to value the interest rate cap derivative using observable level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable such as SOFR rate curves, futures and volatilities. Mid-market pricing is used as a practical expedient in the fair value measurements. The three and six months ended June 27, 2025 included $0.4 million and $3.0 million of unrealized losses, respectively, related to the changes in fair value of the interest rate cap in other income (expense), net, in the unaudited condensed consolidated statements of operations, while the three and six months ended June 28, 2024 included $0.8 million of unrealized loss and $1.3 million of unrealized gain, respectively.
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
The debt derivative liability is recorded at fair value, with the changes in fair value reported within earnings. The debt derivative liability was zero as of both June 27, 2025 and December 27, 2024. The three and six months ended June 28, 2024 included a $0.6 million decrease and a $5.3 million increase in debt derivative liability, respectively, recognized in other income (expense), net, within the unaudited condensed consolidated statements of operations.
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
Contingent consideration liability. The Company will provide consideration for the Terlivaz® contingent value right agreement (“CVR”) primarily based upon the achievement of a cumulative net sales milestone. The determination of fair value is dependent upon a number of factors, which include projections of future net sales, a weighted average cost of capital, and certain other market data. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the Terlivaz CVR as of June 27, 2025 and December 27, 2024 to be $18.3 million and $17.5 million, respectively. The contingent consideration liability was classified within other liabilities in the unaudited condensed consolidated balance sheets as of June 27, 2025 and December 27, 2024. The three and six months ended June 27, 2025 included $0.9 million and $0.8 million of expense, respectively, within SG&A in the unaudited condensed consolidated statements of operations, while the three and six months ended June 28, 2024 included $0.7 million and $2.1 million of expense, respectively.

Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of June 27, 2025 and December 27, 2024:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other highly liquid investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (Level 1). The fair value of restricted cash was equivalent to its carrying value of $61.2 million and $63.1 million as of June 27, 2025 and December 27, 2024 (Level 1), respectively.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (Level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $44.9 million and $43.7 million as of June 27, 2025 and December 27, 2024, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets.
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

	June 27, 2025		December 27, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
14.75% Second-Out Takeback Notes due November 2028	$501.7	$495.3	$505.4	$511.6

Level 2:
Second-Out Takeback Term Loan Due November 2028	405.4	400.0	410.2	415.4
Total Debt	$907.1	$895.3	$915.6	$927.0

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
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
FFF Enterprises, Inc.	34.2%	21.6%	30.9%	20.9%
Cencora, Inc.	18.6	16.8	19.8	16.0
The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	June 27, 2025	December 27, 2024
Cencora, Inc.	39.4%	34.9%
McKesson Corporation	16.6	19.8
FFF Enterprises, Inc.	13.9	12.1

The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Acthar Gel	36.1%	22.9%	32.1%	22.5%
INOmax	12.8	12.9	13.7	13.9
Therakos (Note 3)	*	13.1	*	12.8
APAP	*	*	*	10.1
* Net sales attributable to this product were less than 10.0% of the Company's total net sales for the respective periods presented above.

15.	Segment Data
For the periods presented in this Quarterly Report on Form 10-Q, the Company operated its business in two reportable segments, which are further described below:
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
The CODM manages assets on a total company basis, not by operating segment. The CODM is not regularly provided any asset information by operating segment and, accordingly, the Company does not report asset information by operating segment. Total assets were approximately $3,286.3 million and $3,302.6 million as of June 27, 2025 and December 27, 2024, respectively.

Selected information by reportable segment was as follows:

	Three Months Ended June 27, 2025
	Specialty Brands	Specialty Generics	Total
Net sales	$264.3	$220.8	$485.1
Cost of sales	109.4	139.4	248.8
Selling, general and administrative expenses	59.4	31.3	90.7
Research and development expenses	8.3	5.6	13.9
Restructuring charges, net	(0.2)	—	(0.2)
Segment operating income	$87.4	$44.5	131.9
Corporate and unallocated expenses:
Cost of sales (1)			4.5
Selling, general and administrative expenses (1)			59.9
Combination, integration, and other related expenses (2)			22.6
Research and development expenses (1)			9.7
Liabilities management and separation costs (3)			2.2
Operating income			33.0
Interest expense			(32.6)
Interest income			5.9
Loss on divestiture			(0.5)
Other income, net			7.2
Income from continuing operations before income taxes			$13.0

Depreciation and amortization	$12.2	$9.8

	Three Months Ended June 28, 2024
	Specialty Brands	Specialty Generics	Total
Net sales	$274.5	$239.8	$514.3
Cost of sales	151.9	162.1	314.0
Selling, general and administrative expenses	66.3	19.6	85.9
Research and development expenses	12.1	6.3	18.4
Restructuring charges, net	0.2	—	0.2
Segment operating income	$44.0	$51.8	95.8
Corporate and unallocated expenses:
Cost of sales (1)			5.3
Selling, general and administrative expenses (1)			42.0
Research and development expenses (1)			10.8
Liabilities management and separation costs (3)			10.3
Operating income			27.4
Interest expense			(59.4)
Interest income			6.0
Other expense, net			(3.5)
Loss from continuing operations before income taxes			$(29.5)

Depreciation and amortization	$21.5	$10.5

	Six Months Ended June 27, 2025
	Specialty Brands	Specialty Generics	Total
Net sales	$471.6	$433.4	$905.0
Cost of sales	201.8	260.9	462.7
Selling, general and administrative expenses	118.4	58.2	176.6
Research and development expenses	15.6	10.8	26.4
Restructuring charges, net	(2.2)	—	(2.2)
Segment operating income	$138.0	$103.5	241.5
Corporate and unallocated expenses:
Cost of sales (1)			7.6
Selling, general and administrative expenses (1)			121.5
Combination, integration, and other related expenses (2)			43.1
Research and development expenses (1)			17.7
Liabilities management and separation costs (3)			3.6
Operating income			48.0
Interest expense			(65.4)
Interest income			11.7
Loss on divestiture			(6.7)
Other income, net			1.4
Loss from continuing operations before income taxes			$(11.0)

Depreciation and amortization	$24.3	$19.6

	Six Months Ended June 28, 2024
	Specialty Brands	Specialty Generics	Total
Net sales	$531.8	$450.3	$982.1
Cost of sales	294.4	321.4	615.8
Selling, general and administrative expenses	125.4	39.0	164.4
Research and development expenses	25.5	12.2	37.7
Restructuring charges, net	10.4	—	10.4
Segment operating income	$76.1	$77.7	153.8
Corporate and unallocated expenses:
Cost of sales (1)			7.3
Selling, general and administrative expenses (1)			100.4
Research and development expenses (1)			19.4
Liabilities management and separation costs (3)			17.0
Operating income			9.7
Interest expense			(118.5)
Interest income			12.8
Other income, net			0.2
Loss from continuing operations before income taxes			$(95.8)

Depreciation and amortization	$43.9	$22.7
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
(3)Represents costs primarily related to the Separation during the three and six months ended June 27, 2025 and professional fees incurred as the Company explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings during the three and six months ended June 28, 2024.

Net sales by product family within the Company's reportable segments were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Acthar Gel	$175.1	$117.7	$290.5	$220.5
INOmax	61.9	66.4	124.4	136.6
Therakos (Note 3)	—	67.2	—	125.4
Amitiza	17.2	15.3	37.4	34.7
Terlivaz	8.0	5.3	15.4	11.3
Other	2.1	2.6	3.9	3.3
Specialty Brands	264.3	274.5	471.6	531.8

Opioids	73.2	95.2	156.9	177.1
ADHD	48.7	41.8	95.9	73.5
Addiction treatment	26.5	21.0	45.0	36.4
Other	0.6	3.6	4.5	5.1
Generics	149.0	161.6	302.3	292.1
Controlled substances	27.5	26.4	46.6	49.3
APAP	39.6	47.3	73.4	99.0
Other	4.7	4.5	11.1	9.9
API	71.8	78.2	131.1	158.2
Specialty Generics	220.8	239.8	433.4	450.3
Net sales	$485.1	$514.3	$905.0	$982.1

16.	Subsequent Events
Business Combination with Endo
On July 31, 2025, the Company completed the Business Combination, whereby the Company acquired all of the issued and outstanding shares of Endo common stock in exchange for the right to receive approximately $1.31 in cash and 0.2575 of a Mallinckrodt ordinary share, without interest and subject to applicable withholding.
In addition, pursuant to the Transaction Agreement:
(i) each outstanding restricted stock unit award in respect of Endo common stock that was subject only to time-based vesting requirements (an “Endo RSU Award”) and that was held by an employee of Endo or a subsidiary of Endo, was assumed by the Company and converted into a restricted stock unit award in respect of a number of Mallinckrodt ordinary shares (a “Mallinckrodt RSU Award”) determined in accordance with the Transaction Agreement;
(ii) each outstanding Endo RSU Award that was held by a non-employee director of Endo and Endo’s CEO immediately prior to the effective time of the Business Combination became fully vested and all rights in respect of such Endo RSU Award were canceled and automatically converted into the right of the holder to receive an amount in cash determined in accordance with the Transaction Agreement;
(iii) each outstanding restricted stock unit award in respect of Endo common stock that was subject, in whole or in part, to performance-based vesting conditions (an “Endo PSU Award”) was assumed by the Company and converted into a Mallinckrodt RSU Award in respect of a number of Mallinckrodt ordinary shares determined in accordance with the Transaction Agreement; and
(iv) each outstanding long-term cash award granted by Endo which was subject to time-based vesting requirements and/or performance-based vesting requirements (an “Endo Cash LTI Award”) was assumed by Mallinckrodt and converted into a long-term cash award granted by Mallinckrodt (a “Mallinckrodt Cash LTI Award”).

New Credit Agreement
On July 31, 2025, in connection with the consummation of the Business Combination, ST 2020, Inc. (“Parent”), a wholly owned subsidiary of Mallinckrodt, and MEH, Inc. (“Borrower”), a wholly owned subsidiary of Parent, entered into a credit agreement (“New Credit Agreement”) with the lenders named therein, Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and OPY Credit Corp., as trading agent, providing for $1,350.0 million in aggregate principal amount of senior secured credit facilities (“Facilities”), comprising (i) a $1.2 billion senior secured term loan facility (“Term Facility”) and (ii) a $150.0 million senior secured revolving credit facility (“Revolving Facility”). The Borrower borrowed $1.2 billion under the Term Facility on August 1, 2025. The Facilities mature on July 31, 2030, unless extended pursuant to the terms of the New Credit Agreement.
The Term Facility will amortize in quarterly installments as follows: (i) commencing with the fiscal quarter ending December 31, 2025 through (and including) the fiscal quarter ending September 30, 2026, 0.625% of the initial aggregate principal amount of the Term Facility, (ii) from the last day of the fiscal quarter ending December 31, 2026 through (and including) the last day of the fiscal quarter ending September 30, 2027, 1.25% of the initial aggregate principal amount of the Term Facility, (iii) from the last day of the fiscal quarter ending December 31, 2027 through (and including) the last day of the fiscal quarter ending September 30, 2028, 1.875% of the initial aggregate principal amount of the Term Facility and (iv) from the last day of the fiscal quarter ending December 31, 2028 through the maturity date of the Term Facility, 2.50% of the initial aggregate principal amount of the Term Facility, with the balance payable on the maturity date of the Term Facility.

Payoff of Takeback Debt and Existing ABL Facility
On August 1, 2025, in connection with the consummation of the Business Combination, Mallinckrodt and its subsidiaries prepaid in full approximately $385.5 million in outstanding aggregate principal amount of the Second-Out Takeback Term Loans, constituting all of the remaining indebtedness outstanding under the existing Mallinckrodt credit agreement, together with accrued and unpaid interest thereon, as well as a payment of approximately $10.6 million in required makewhole premium and all amounts outstanding under the receivables financing facility due December 2027 (“Existing ABL Facility”) were repaid.
Also in connection with the consummation of the Business Combination, on August 1, 2025, Mallinckrodt and its subsidiaries redeemed in full approximately $477.2 million in outstanding principal amount of Takeback Notes, constituting all of the existing Mallinckrodt notes outstanding under the existing Mallinckrodt indenture, for a redemption price equal to such outstanding principal amount, accrued and unpaid interest thereon and approximately $13.7 million in required makewhole premium and all amounts outstanding under the Existing ABL Facility were repaid.
As a result of such prepayment, redemption and repayment, the existing Mallinckrodt credit agreement and the existing ABL facility were terminated, the existing Mallinckrodt indenture was discharged and all guarantees of, and liens securing, the obligations thereunder were released.

New Articles of Association
On July 31, 2025, prior to the completion of the Business Combination, the new memorandum and articles of association of the Company (together, the “New Articles of Association”) were adopted, which replaced and superseded the prior memorandum and articles of association of the Company (together, the “Prior Articles of Association”), respectively. The Prior Articles of Association provided that the authorized share capital of Mallinckrodt was $5,000,000 and €25,000, divided into 500,000,000 ordinary shares, par value $0.01 per share, and 25,000 ordinary A shares, par value €1.00 per share. The New Articles of Association provide that the authorized share capital of Mallinckrodt is $10,000,000 and €25,000, divided into 500,000,000 ordinary shares, par value $0.01 per share, 500,000,000 preferred shares, par value $0.01 per share, and 25,000 ordinary A shares, par value €1.00 per share. The preferred shares may be issued with such rights as the Board may fix. The rights attaching to Mallinckrodt’s other classes of shares may be subject to the terms of issue of any preferred shares allotted.

MALLINCKRODT PLC
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in millions, except share data, per share data, and where indicated)

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
For the periods presented in this Quarterly Report on Form 10-Q, we operated our business in two reportable segments, which are further described below:
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

Business Combination with Endo
On March 13, 2025, we entered into a Transaction Agreement (as amended on April 23, 2025) (“Transaction Agreement”), with Endo, Inc., a Delaware corporation (which has been converted into Endo LP, a Delaware limited partnership (“Endo”), and Salvare Merger Sub LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub”). On July 31, 2025, we completed the Business Combination (defined below), whereby we acquired all of the issued and outstanding shares of common stock of Endo from Endo in exchange for a combination of cash and our ordinary shares in accordance with the Transaction Agreement. We acquired Endo by means of the merger of Merger Sub with and into Endo, with Endo continuing as the surviving entity in the merger and our wholly-owned subsidiary (“Business Combination”).
The preliminary consideration transferred was approximately $1.9 billion. The aggregate amount of cash paid to Endo stockholders was $100.0 million and the aggregate amount of our ordinary shares issued to former Endo stockholders was 19,650,663 shares.
The Business Combination will result in increased product diversity in our branded business and enhanced capabilities to develop, manufacture, market and distribute pharmaceutical products and therapies. As a result of the Business Combination, the Company consists of multiple wholly owned subsidiaries that operate in two businesses. The brands business is focused on autoimmune and rare diseases in areas including endocrinology, gastroenterology, hepatology, neonatal respiratory critical care, nephrology, neurology, pulmonology, ophthalmology, orthopedics, rheumatology, and urology. The other businesses are focused generic drugs, sterile injectables, and active pharmaceutical ingredients. Because the closing of the Business Combination occurred on July 31, 2025 subsequent to the periods presented in this Quarterly Report, the results of operations of Endo are not included in the unaudited condensed consolidated statements of operations for the three and six months ended June 27, 2025. Transaction expenses associated with the Business Combination are included in combination, integration, and other related expenses in the unaudited condensed consolidated statements of operations. Due to the timing of the Business Combination, the initial accounting for the acquisition is not yet complete. As such, we are not able to disclose certain information relating to the Business Combination, including the preliminary fair value of assets acquired and liabilities assumed and pro forma results of operations.
On August 1, 2025, in connection with the consummation of the Business Combination, we and our subsidiaries prepaid in full our Second-Out Takeback Term Loans (defined below), repaid all amounts outstanding under our receivables financing facility and redeemed in full the outstanding principal amount of our Takeback Notes (defined below). As a result of such prepayment, redemption and repayment, the existing Mallinckrodt credit agreement and the Existing ABL Facility (defined below) were terminated, the existing Mallinckrodt indenture was discharged and all guarantees of, and liens securing, the obligations thereunder were released. Refer to Note 16 of the notes to the unaudited condensed consolidated financial statements as well as “Liquidity and Capital Resources” below for further information.

New Articles of Association
On July 31, 2025, prior to the completion of the Business Combination, our memorandum and articles of association were amended by means of a scheme of arrangement (“Scheme”) under the Companies Act 2014 of Ireland (as amended) and certain other amendments that had been previously approved by our shareholders (“constitution amendment,” and, together with the Scheme and the Business Combination, the “Transactions”). Our new memorandum and articles of association (together, the “New Articles of Association”) were adopted, which replaced and superseded our prior memorandum and articles of association (together, the “Prior Articles of Association”), respectively.
Share Capitalization
The Prior Articles of Association provided that our authorized share capital was $5,000,000 and €25,000, divided into 500,000,000 ordinary shares, par value $0.01 per share, and 25,000 ordinary A shares, par value €1.00 per share. The New Articles of Association provide that our authorized share capital is $10,000,000 and €25,000, divided into 500,000,000 ordinary shares, par value $0.01 per share, 500,000,000 preferred shares, par value $0.01 per share, and 25,000 ordinary A shares, par value €1.00 per share. The preferred shares may be issued with such rights as the Board may fix. The rights attaching to our other classes of shares may be subject to the terms of issue of any preferred shares allotted.
Size and Composition of the Board
The Prior Articles of Association provided that the Board would consist of the following: (i) the Chief Executive Officer of the Company; (ii) the 1L AHG Steering Committee Director (as described in the Prior Articles of Association); (iii) the Crossover AHG Steering Committee Director (as described in the Prior Articles of Association) (together with the 1L AHG Steering Committee Director, the “Designated Directors”); and up to four (4) directors who qualified as “independent directors” under the listing requirements of the New York Stock Exchange, to be designated by a nominating and selection committee (the “Nominating and Selection Committee”) comprised of members of certain shareholder groups. The New Articles of Association remove the concept of a Nominating and Selection Committee.
The New Articles of Association provide that the Board will be permitted to determine its own size subject to a minimum of two and a maximum of twenty directors (unless otherwise determined by shareholders at a general meeting). The New Articles of Association permit the vacation ipso facto of the office of a director where he or she is requested to resign in writing by not less than three quarters of the other directors. The New Articles of Association also include new provisions regarding plurality voting in the context of a contested director election.
The Prior Articles of Association provided that the chair of the Board would be determined by the Nominating and Selection Committee. In the event that the Nominating and Selection Committee ceased to exist, any replacement of the chair would be determined by a majority of the Board. The New Articles of Association provide that the Board will be permitted to elect its chair.
Subject to customary exclusions for affiliated transactions, the Prior Articles of Association provided that committees of the Board would be appointed by a majority of the Board and would include in all cases the Designated Directors unless any Designated Director(s) declined, in his or her sole discretion, to serve on any such committee. The New Articles of Association provide that the Board may elect directors to serve as members of committees.
Board Observer
The Prior Articles of Association provided certain shareholders with the right to designate non-voting observers to the Board. The New Articles of Association no longer contain such board observer rights.
Preemptive Rights
Under Irish law, certain statutory preemption rights apply automatically in favor of shareholders where securities are to be issued for cash unless an opt-out has been approved by a shareholder resolution (requiring the support of at least 75% of votes cast) or in a company’s constitution.
The New Articles of Association provide for such opt-out and pro rata preemptive rights to be suspended for a five (5) year period.
Dealings in Transfers and Registration of Mallinckrodt Shares
The Prior Articles of Association contained certain restrictions on shareholders’ ability to deal in their ordinary shares in the Company, which no longer apply in the New Articles of Association. The New Articles of Association contain an amended set of circumstances in which directors can decline to register a transfer of shares.
The Prior Articles of Association provided for certain ‘drag-along’ and ‘tag-along’ rights. The New Articles of Association do not include such rights.

Transactions involving Mallinckrodt
Under Irish law where at least 80% of a company’s ordinary shares are acquired pursuant to a tender offer, the buyer may acquire the remaining ordinary shares on the same terms under a statutory squeeze-out procedure. In an acquisition effected by a scheme of arrangement under Irish law, 100% of the ordinary shares of a company may be acquired following a shareholder resolution approved by at least a majority in number of the registered shareholders representing 75% of votes cast and approved by the Irish High Court.
The Prior Articles of Association provided that certain company shareholders would have the right to require us to commence and effect within a reasonable time a process to effect a sale of our company (“Sale Rights”). The New Articles of Association no longer contain such Sale Rights.
The Prior Articles of Association restricted the Board from selling, leasing or exchanging all or substantially all of our property and assets without the prior consent of holders of a majority of our shares. The New Articles of Association no longer contain this restriction.
The New Articles of Association restrict us from engaging in business combinations with ‘interested members’ (as defined therein) for a period of time, subject to certain exceptions.
The New Articles of Association contain amended provisions regarding shareholder rights plans, to align such provisions with the customary approach adopted by Irish-incorporated US-listed companies.
Information Rights Deed
The Prior Articles of Association provided for execution of an information rights deed. The New Articles of Association no longer contain specified information rights requiring execution of such a deed.
Shareholder Meetings
Under the New Articles of Association, voting at shareholder meetings must be carried out by way of a poll, rather than on a show of hands.
Under the New Articles of Association, the quorum for meetings of holders of any class of shares in the capital of our company shall be two or more persons holding (or representing by proxy) at least one half in nominal value of the issued shares of that class.
Management Incentive Plan
The Prior Articles of Association capped the number of ordinary shares issuable pursuant to our management incentive plan at 10% of total ordinary shares (calculated on a fully-diluted basis). The New Articles of Association no longer contain such a cap.
Advance Notice Provisions
The procedures for advance notice of members’ business and nominations have been amended in the New Articles of Association to reflect certain customary updates to such provisions that have been developed since the original adoption of the Company’s constitution.

Planned Separation
We intend to separate the historical “Specialty Generics” reporting segment of Mallinckrodt and the historical “Generic Pharmaceuticals” and “Sterile Injectables” reporting segments of Endo (“Separation”). We currently anticipate consummating the Separation in the fourth quarter of 2025; however, no assurance can be given as to the timing of the Separation, or that the Separation will occur at all, as the Separation is subject to approval by the Mallinckrodt Board of Directors and other conditions. Expenses associated with the Separation are included in liabilities management and separation costs in the unaudited condensed consolidated statements of operations.
Additional information regarding this transaction and related agreements is included in Note 3 of the notes to the unaudited condensed consolidated financial statements.

Therakos® Divestiture
On November 29, 2024, we completed the sale of the Therakos business to affiliates of CVC Capital Partners IX (“Therakos Divestiture”) for total cash consideration of $887.6 million, which was net of preliminary purchase price adjustments, including an adjustment based on estimated net working capital at close. We paid $6.2 million for the final working capital settlement during the six months ended June 27, 2025. As a result, the total cash consideration was $881.4 million, net of the final working capital settlement.

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
Transaction Incentive Plan
On February 2, 2024, we adopted a Transaction Incentive Plan (as amended on August 4, 2024 and December 2, 2024, the “A&R TrIP”), which is intended to compensate designated Mallinckrodt executive officers and directors with bonus payments to be made upon the consummation of qualifying strategic transactions and dispositions (each, a “Qualifying Transaction”). Each bonus payment earned under the A&R TrIP will be generally delivered 50% in connection with closing of the applicable Qualifying Transaction and 50% on the earlier of (a) December 31, 2026 or a qualifying significant event, as defined in the A&R TrIP, and (b) a significant asset transaction, as defined in the A&R TrIP (“Final Payment Date”); provided, however that in the event that a Qualifying Transaction closes following a qualifying significant event or significant asset transaction, 100% of the applicable bonus payment earned with respect to such Qualifying Transaction generally will be paid in connection with closing of such Qualifying Transaction or, if later, when the associated proceeds are received. The Therakos Divestiture qualified as a Qualifying Transaction and the Business Combination qualified as a Qualifying Transaction and a qualifying significant event under the A&R TrIP. The Final Payment Date was accelerated upon closing of the Business Combination from December 31, 2026 to within 30 days of the closing of the Business Combination, which occurred on July 31, 2025.
Business Combination A&R TrIP
We expect to make payments related to the Business Combination of $93.9 million to participants in the A&R TrIP within 30 days of July 31, 2025. As the Business Combination was not considered probable until it closed, we did not record any expense related to the A&R TrIP payments associated with the Business Combination during the three and six months ended June 27, 2025.
Therakos A&R TrIP
During the three and six months ended June 27, 2025, we recognized $1.7 million and $3.4 million in expense related to the A&R TrIP payments associated with the Therakos Divestiture, respectively, which were recorded within selling, general and administrative (“SG&A”) expenses on the unaudited condensed consolidated statements of operations. There was no comparable expense accrued related to the A&R TrIP during the three and six months ended June 28, 2024. We accrued $6.1 million and $2.7 million within accrued payroll and payroll-related costs in the unaudited condensed consolidated balance sheet as of June 27, 2025 and December 27, 2024, respectively.
We expect to make payments for the second 50% installment of the A&R TrIP related to the Therakos Divestiture of approximately $14.6 million to participants in the A&R TrIP within 30 days of July 31, 2025. Prior to the closing of the Business Combination, we expected to make payments to participants of approximately $16.4 million, which assumed the Final Payment Date would be December 31, 2026.

Business Factors Influencing the Results of Operations
Specialty Brands
Net sales of Acthar® Gel for the three months ended June 27, 2025 increased $57.4 million, or 48.8%, to $175.1 million driven primarily by growth in the overall market, continued commercial investment and the successful ongoing launch of SelfJectTM. SelfJect continues to receive positive physician and patient feedback, reflecting momentum with both new and returning healthcare providers, and providing patients with an important new option to manage challenging chronic and acute inflammatory and autoimmune conditions, underscoring Mallinckrodt’s investment to modernize the brand for patients.
Net sales of Terlivaz® for the three months ended June 27, 2025 increased $2.7 million, or 50.9%, to $8.0 million. We remain focused on establishing Terlivaz as the preferred first-line treatment for hepatorenal syndrome patients with rapid reduction of kidney function.
Net sales of INOmax® for the three months ended June 27, 2025 decreased $4.5 million, or 6.8%, to $61.9 million driven primarily by continued competition in the U.S. from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or our next generation delivery systems. Following the successful introduction of the INOmax EVOLVE DS (“EVOLVE”) device pilot program late in the third quarter 2024, we have expanded the commercial rollout of EVOLVE to U.S. hospitals nationwide and expect the rollout to continue through the end of 2026. At quarter end, there were 700 devices in over 80 hospitals across the U.S. We are focused on expanding the rollout of EVOLVE to help meet the needs of neonatal intensive care patients and healthcare professionals by offering improved automation, which enhances safety features, and a streamlined design that elevates the user experience. Partially offsetting this decrease is an increase in net sales of $3.5 million driven largely by growth in Japan.
Net sales of Therakos for the three months ended June 28, 2024 were $67.2 million. In the fourth quarter of fiscal 2024, we completed the Therakos Divestiture. Refer to the section “Therakos® Divestiture” above for additional information on this transaction.

Specialty Generics
Net sales from the Specialty Generics segment for the three months ended June 27, 2025 decreased $19.0 million, or 7.9%, to $220.8 million driven primarily by a decrease in finished-dosage generics net sales of $12.6 million and a decrease in Acetaminophen (“APAP”) net sales of $7.7 million driven primarily by global competitive pressures.
On October 31, 2024, the U.S. Food and Drug Administration (“FDA”) approved a modification to the Opioid Analgesic Risk Evaluation and Mitigation Strategy (“OA REMS”) to require manufacturers of opioid analgesics dispensed in outpatient settings to make prepaid mail-back envelopes available to dispensing pharmacies as a new drug disposal option for patients. Manufacturers participating in the OA REMS were required to comply with this measure as of March 31, 2025. To date, the initial compliance costs have not been material. If fully implemented as announced, this measure will result in increased costs to us, which could negatively impact our results of operations if we are unable to pass such costs to our customers. At this time, we are unable to estimate the potential impact of this measure.

Results of Operations
Three Months Ended June 27, 2025 Compared with Three Months Ended June 28, 2024
Net Sales
Net sales by geographic area were as follows:

	Three Months Ended
	June 27, 2025	June 28, 2024	Percentage Change
U.S.	$461.3	$466.8	(1.2)%
Europe, Middle East and Africa	19.8	43.1	(54.1)
Other geographic areas	4.0	4.4	(9.1)
Net sales	$485.1	$514.3	(5.7)%
Net sales for the three months ended June 27, 2025 decreased $29.2 million, or 5.7%, to $485.1 million, compared with $514.3 million for the three months ended June 28, 2024. This decrease was primarily driven by the sale of the Therakos business in the fourth quarter of fiscal 2024 and declines in INOmax within our Specialty Brands segment coupled with declines in finished-dosage generics and the APAP business within our Specialty Generics segment, both as a result of global competitive pressures. This decrease was offset by increased net sales of Acthar, driven by market growth, continued commercial investment and the launch of SelfJect. For further information on changes in our net sales, refer to “Segment Results” within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended June 27, 2025 increased $36.8 million, or 18.9%, to $231.8 million, compared with $195.0 million for the three months ended June 28, 2024. Gross profit margin was 47.8% for the three months ended June 27, 2025, compared with 37.9% for the three months ended June 28, 2024. These increases were primarily driven by a $61.4 million decrease of inventory step-up expense to $47.7 million for the three months ended June 27, 2025, compared with $109.1 million for the three months ended June 28, 2024 and a $10.4 million decrease in intangible asset amortization expense to $12.9 million for the three months ended June 27, 2025, compared with $23.3 million for the three months ended June 28, 2024, as a result of decreased intangible asset fair value from the sale of the Therakos business in the fourth quarter of fiscal 2024. Offsetting these decreases in costs was a decrease in net sales, as discussed above, as well as a change in product mix.

Selling, general and administrative expenses. SG&A expenses for the three months ended June 27, 2025 increased $22.7 million, or 17.7%, to $150.6 million, compared with $127.9 million for the three months ended June 28, 2024. As a percentage of net sales, SG&A expenses were 31.0% and 24.9% for the three months ended June 27, 2025 and June 28, 2024, respectively. These increases were primarily driven by increased commercial investment in Acthar Gel, legal fees and incremental compensation costs. These increases also included $3.3 million of income related to professional fees incurred subsequent to our emergence from the 2023 Bankruptcy Proceedings during the three months ended June 28, 2024, primarily driven by the release of the remaining professional fee escrow account of $6.4 million. The increase was offset by a recovery of bad debt expense of $6.4 million related to a customer’s emergence from bankruptcy during the three months ended June 28, 2024.
Combination, integration, and other related expenses. During the three months ended June 27, 2025, we incurred $22.6 million of legal, financial, and other advisory and consulting expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination.
Research and development expenses. R&D expenses for the three months ended June 27, 2025 decreased $5.6 million, or 19.2%, to $23.6 million, compared with $29.2 million for the three months ended June 28, 2024. As a percentage of net sales, R&D expenses were 4.9% and 5.7% for the three months ended June 27, 2025 and June 28, 2024, respectively. The decrease was primarily driven by Therakos R&D year over year. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Liabilities management and separation costs. Liabilities management and separation costs were $2.2 million during the three months ended June 27, 2025, primarily related to the Separation, and $10.3 million during the three months ended June 28, 2024, which primarily included professional fees and costs incurred as we explored potential sales of non-core assets to deleverage our Company.
Non-Operating Items
Interest expense and interest income. During the three months ended June 27, 2025 and June 28, 2024, net interest expense was $26.7 million and $53.4 million, respectively. The decrease in interest expense was impacted by a lower average outstanding debt balance as a result of the mandatory prepayment of certain of our Takeback Loans and redemption of certain Takeback Notes in the fourth quarter of fiscal 2024. The lower average debt balance yielded a decrease in interest expense. Further reducing our interest expense, net, was $3.2 million and $6.0 million of amortization associated with our debt premium during the three months ended June 27, 2025 and June 28, 2024, respectively, which was also impacted by the lower average outstanding debt balance.
Other income (expense), net. During the three months ended June 27, 2025 and June 28, 2024, we incurred other income of $7.2 million and other expense of $3.5 million, respectively. The three months ended June 27, 2025 included $4.0 million of unrealized gains on equity securities related to our investment in Silence Therapeutics plc and Panbela Therapeutics, Inc, compared to $4.3 million of unrealized losses during the three months ended June 28, 2024. Additionally, we recorded $2.2 million of income related to our transition services agreement in connection with the Therakos Divestiture during the three months ended June 27, 2025.
Income tax expense. We recognized an income tax expense of $10.7 million on income from continuing operations before income taxes of $13.0 million for the three months ended June 27, 2025. This resulted in an effective tax rate of 82.3%. The effective tax rate is higher than the Irish statutory tax rate of 12.5% primarily due to the mix of pretax earnings in various jurisdictions, remaining effects of adoption of fresh-start accounting as a result of our emergence in 2023 from Chapter 11 proceedings and Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”), and non-deductible costs associated with employee compensation expenses.
We recognized an income tax expense of $13.9 million on a loss from continuing operations before income taxes of $29.5 million for the three months ended June 28, 2024. This resulted in an effective tax rate of negative 47.1%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.

Six Months Ended June 27, 2025 Compared with Six Months Ended June 28, 2024
Net Sales
Net sales by geographic area were as follows:

	Six Months Ended
	June 27, 2025	June 28, 2024	Percentage Change
U.S.	$861.1	$889.3	(3.2)%
Europe, Middle East and Africa	37.1	85.6	(56.7)
Other geographic areas	6.8	7.2	(5.6)
Net sales	$905.0	$982.1	(7.9)%
Net sales for the six months ended June 27, 2025 decreased $77.1 million, or 7.9%, to $905.0 million, compared with $982.1 million for the six months ended June 28, 2024. This decrease was primarily driven by the sale of the Therakos business in the fourth quarter of fiscal 2024 and declines in INOmax within our Specialty Brands segment and the APAP business within our Specialty Generics segment, both as a result of global competitive pressures, partially offset by an increase in Acthar and Terlivaz net sales in our Specialty Brands segment and finished-dosage generics net sales within our Specialty Generics segment. For further information on changes in our net sales, refer to “Segment Results” within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the six months ended June 27, 2025 increased $75.7 million, or 21.1%, to $434.7 million, compared with $359.0 million for the six months ended June 28, 2024. Gross profit margin was 48.0% for the six months ended June 27, 2025, compared with 36.6% for the six months ended June 28, 2024. These increases were primarily driven by a $132.4 million decrease of inventory step-up expense to $80.0 million for the six months ended June 27, 2025, compared with $212.4 million for the six months ended June 28, 2024 and a $21.8 million decrease in intangible asset amortization expense to $26.3 million for the six months ended June 27, 2025, compared with $48.1 million for the six months ended June 28, 2024, as a result of decreased intangible asset fair value from the sale of the Therakos business in the fourth quarter of fiscal 2024. Offsetting these decreases in costs was a decrease in net sales, as discussed above, as well as a change in product mix.
Selling, general and administrative expenses. SG&A expenses for the six months ended June 27, 2025 increased $33.3 million, or 12.6%, to $298.1 million, compared with $264.8 million for the six months ended June 28, 2024. As a percentage of net sales, SG&A expenses were 32.9% and 27.0% for the six months ended June 27, 2025 and June 28, 2024, respectively. These increases were primarily driven by increased commercial investment in Acthar Gel, legal fees and incremental compensation costs. Also included in the increase was a recovery of bad debt expense of $6.4 million related to a customer’s emergence from bankruptcy during the six months ended June 28, 2024. Partially offsetting these increases was $4.7 million of expense related to professional fees incurred subsequent to our emergence from the 2023 Bankruptcy Proceedings during the six months ended June 28, 2024.
Combination, integration, and other related expenses. During the six months ended June 27, 2025, we incurred $43.1 million of legal, financial, and other advisory and consulting expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination.
Research and development expenses. R&D expenses for the six months ended June 27, 2025 decreased $13.0 million, or 22.8%, to $44.1 million, compared with $57.1 million for the six months ended June 28, 2024. As a percentage of net sales, R&D expenses were 4.9% and 5.8% for the six months ended June 27, 2025 and June 28, 2024, respectively. The decrease was primarily driven by Therakos R&D year over year. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring charges, net. During the six months ended June 27, 2025 and June 28, 2024, we received $2.2 million of income related to a vendor refund and incurred $10.4 million of expense related to one-time termination benefits and contract termination costs related to the ceased commercialization and clinical development and wind down of production of StrataGraft®, respectively.
Liabilities management and separation costs. Liabilities management and separation costs were $3.6 million during the six months ended June 27, 2025 primarily related to the Separation, and $17.0 million during the six months June 28, 2024, which primarily included professional fees and costs incurred as we explored potential sales of non-core assets to deleverage our Company.

Non-Operating Items
Interest expense and interest income. During the six months ended June 27, 2025 and June 28, 2024, net interest expense was $53.7 million and $105.7 million, respectively. The decrease in interest expense was impacted by a lower average outstanding debt balance as a result of the mandatory prepayment of certain of our Takeback Loans and redemption of certain Takeback Notes in the fourth quarter of fiscal 2024. The lower average debt balance yielded a decrease in interest expense. Further reducing our interest expense, net, was $6.5 million and $12.1 million of amortization associated with our debt premium during the six months ended June 27, 2025 and June 28, 2024, respectively, which was also impacted by the lower average outstanding debt balance.
Loss on divestiture. During the six months ended June 27, 2025, we paid $6.2 million for the final working capital settlement for the Therakos Divestiture coupled with $0.5 million related to the final net assets divested. Refer to Note 3 of the notes to the unaudited condensed consolidated financial statements for additional information.
Other income, net. During the six months ended June 27, 2025 and June 28, 2024, we received other income of $1.4 million and $0.2 million, respectively. The six months ended June 27, 2025 included $2.2 million of unrealized losses on equity securities related to our investments in Silence Therapeutics plc and Panbela Therapeutics, Inc, compared to $2.7 million of unrealized gains during the six months ended June 28, 2024. Additionally, we recorded $5.2 million of income related to our transition services agreement in connection with the Therakos Divestiture during the six months ended June 27, 2025.
Income tax expense. We recognized an income tax expense of $14.6 million on a loss from continuing operations before income taxes of $11.0 million for the six months ended June 27, 2025. This resulted in an effective tax rate of negative 132.7%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the mix of pretax earnings in various jurisdictions, remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings, and non-deductible costs associated with employee compensation and combination, integration, and other related expenses.
We recognized an income tax expense of $13.2 million on a loss from continuing operations before income taxes of $95.8 million for the six months ended June 28, 2024. This resulted in an effective tax rate of negative 13.8%. The effective tax rate is lower than the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.

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
Three Months Ended June 27, 2025 Compared with Three Months Ended June 28, 2024
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	June 27, 2025	June 28, 2024	Percentage Change
Specialty Brands	$264.3	$274.5	(3.7)%
Specialty Generics	220.8	239.8	(7.9)
Net sales	$485.1	$514.3	(5.7)%
Specialty Brands. Net sales for the three months ended June 27, 2025 decreased $10.2 million, or 3.7%, to $264.3 million, compared with $274.5 million for the three months ended June 28, 2024. The decrease in net sales was primarily driven by the sale of the Therakos business in November 2024 coupled with a $4.5 million, or 6.8%, decrease in INOmax, partially offset by a $57.4 million, or 48.8%, increase in Acthar Gel and uptake in SelfJect and a $2.7 million, or 50.9%, increase in Terlivaz.

Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	June 27, 2025	June 28, 2024	Percentage Change
U.S.	$261.2	$252.9	3.3%
Europe, Middle East and Africa	—	18.2	(100.0)
Other	3.1	3.4	(8.8)
Net sales	$264.3	$274.5	(3.7)%
Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	June 27, 2025	June 28, 2024	Percentage Change
Acthar Gel	$175.1	$117.7	48.8%
INOmax	61.9	66.4	(6.8)
Therakos	—	67.2	(100.0)
Amitiza	17.2	15.3	12.4
Terlivaz	8.0	5.3	50.9
Other	2.1	2.6	(19.2)
Specialty Brands	$264.3	$274.5	(3.7)%
Specialty Generics. Net sales for the three months ended June 27, 2025 decreased $19.0 million, or 7.9%, to $220.8 million, compared with $239.8 million for the three months ended June 28, 2024. As previously discussed, the decrease in net sales was primarily driven by a $12.6 million, or 7.8% decrease, in finished-dosage generic net sales and a decrease in APAP net sales of $7.7 million, or 16.3% driven primarily by global competitive pressures.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Three Months Ended
	June 27, 2025	June 28, 2024	Percentage Change
U.S.	$200.1	$213.9	(6.5)%
Europe, Middle East and Africa	19.8	24.9	(20.5)
Other	0.9	1.0	(10.0)
Net sales	$220.8	$239.8	(7.9)%
Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Three Months Ended
	June 27, 2025	June 28, 2024	Percentage Change
Opioids	$73.2	$95.2	(23.1)%
ADHD	48.7	41.8	16.5
Addiction treatment	26.5	21.0	26.2
Other	0.6	3.6	(83.3)
Generics	149.0	161.6	(7.8)
Controlled substances	27.5	26.4	4.2
APAP	39.6	47.3	(16.3)
Other	4.7	4.5	4.4
API	71.8	78.2	(8.2)
Specialty Generics	$220.8	$239.8	(7.9)%

Operating Income
Operating income by segment for the three months ended June 27, 2025 and June 28, 2024 is shown in the following tables (dollars in millions):

	Three Months Ended June 27, 2025
	Specialty Brands	Specialty Generics	Total
Net sales	$264.3	$220.8	$485.1
Cost of sales (1)	109.4	139.4	248.8
Selling, general and administrative expenses	59.4	31.3	90.7
Research and development expenses	8.3	5.6	13.9
Restructuring charges, net	(0.2)	—	(0.2)
Segment operating income	$87.4	$44.5	131.9
Corporate and unallocated expenses:
Cost of sales (2)			4.5
Selling, general and administrative expenses (2)			59.9
Combination, integration, and other related expenses (3)			22.6
Research and development expenses (2)			9.7
Liabilities management and separation costs (4)			2.2
Operating income			33.0
Interest expense			(32.6)
Interest income			5.9
Loss on divestiture			(0.5)
Other income, net			7.2
Income from continuing operations before income taxes			$13.0

Depreciation and amortization	$12.2	$9.8

	Three Months Ended June 28, 2024
	Specialty Brands	Specialty Generics	Total
Net sales	$274.5	$239.8	$514.3
Cost of sales (1)	151.9	162.1	314.0
Selling, general and administrative expenses	66.3	19.6	85.9
Research and development expenses	12.1	6.3	18.4
Restructuring charges, net	0.2	—	0.2
Segment operating income	$44.0	$51.8	95.8
Corporate and unallocated expenses:
Cost of sales (2)			5.3
Selling, general and administrative expenses (2)			42.0
Research and development expenses (2)			10.8
Liabilities management and separation costs (4)			10.3
Operating income			27.4
Interest expense			(59.4)
Interest income			6.0
Other expense, net			(3.5)
Loss from continuing operations before income taxes			$(29.5)

Depreciation and amortization	$21.5	$10.5
(1)Includes $47.7 million and $76.5 million of inventory fair-value step-up expense within the Specialty Brands segment during the three months ended June 27, 2025 and June 28, 2024, respectively. Includes $32.6 million of inventory fair-value step-up expense and $0.5 million of fresh-start inventory-related income within the Specialty Generics segment during the three months ended June 28, 2024.
(2)Includes certain compensation, information technology, legal, environmental and other costs not charged to our reportable segments.
(3)Represents legal, financial, and other advisory and consulting expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination.
(4)Represents costs primarily related to the Separation during the three months ended June 27, 2025 and professional fees incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings during the three months ended June 28, 2024.

Specialty Brands. Operating income for the three months ended June 27, 2025 increased $43.4 million, to $87.4 million, compared with $44.0 million for the three months ended June 28, 2024. Operating margin increased to 33.1% for the three months ended June 27, 2025, compared with 16.0% for the three months ended June 28, 2024. These increases in operating income and margin were primarily driven by a decrease $28.8 million of inventory step-up expense to $47.7 million for the months ended June 27, 2025, compared with $76.5 million for the three months ended June 28, 2024 coupled with a $10.4 million decrease in intangibles amortization primarily related to the Therakos Divestiture. The increase in operating income also included a $6.9 million and $3.8 million decrease in SG&A expense and R&D expense, respectively, partially offset by a $10.2 million decrease in net sales primarily related to the Therakos Divestiture.
Specialty Generics. Operating income for the three months ended June 27, 2025 decreased $7.3 million, to $44.5 million, compared with an operating income of $51.8 million for the three months ended June 28, 2024. Operating margin decreased to 20.2% for the three months ended June 27, 2025, compared with 21.6% for the three months ended June 28, 2024. These decreases in operating income and margin were primarily driven by a $19.0 million decrease in net sales, coupled with $11.7 million increase in SG&A driven primarily by legal expense. These decreases were partially offset by a $32.6 million decrease of inventory step-up expense to zero for the three months ended June 27, 2025, compared with $32.6 million for the three months ended June 28, 2024, resulting in a $3.7 million increase to gross profit.
Corporate and unallocated expenses. Corporate and unallocated expenses for the three months ended June 27, 2025 increased $30.5 million, to $98.9 million, compared with $68.4 million for the three months ended June 28, 2024. The increase in corporate and unallocated expense was primarily driven by $22.6 million of legal, financial, and other advisory and consulting expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination. Also included in this increase was $17.9 million to SG&A expense driven by increased compensation costs. These decreases were partially offset by a $8.1 million decrease in liabilities management and separation costs.

Six Months Ended June 27, 2025 Compared with Six Months Ended June 28, 2024
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Six Months Ended
	June 27, 2025	June 28, 2024	Percentage Change
Specialty Brands	$471.6	$531.8	(11.3)%
Specialty Generics	433.4	450.3	(3.8)
Net sales	$905.0	$982.1	(7.9)%
Specialty Brands. Net sales for the six months ended June 27, 2025 decreased $60.2 million, or 11.3%, to $471.6 million, compared with $531.8 million for the six months ended June 28, 2024. The decrease in net sales was primarily driven by a $125.4 million decrease related to the Therakos Divestiture and a $12.2 million, or 8.9%, decrease in INOmax, partially offset by a $70.0 million, or 31.7%, increase in Acthar Gel, a $4.1 million, or 36.3%, increase in Terlivaz and a $2.7 million, or 7.8%, increase in Amitiza®.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Six Months Ended
	June 27, 2025	June 28, 2024	Percentage Change
U.S.	$466.6	$492.5	(5.3)%
Europe, Middle East and Africa	—	34.1	(100.0)
Other	5.0	5.2	(3.8)
Net sales	$471.6	$531.8	(11.3)%

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Six Months Ended
	June 27, 2025	June 28, 2024	Percentage Change
Acthar Gel	$290.5	$220.5	31.7%
INOmax	124.4	136.6	(8.9)
Therakos	—	125.4	(100.0)
Amitiza	37.4	34.7	7.8
Terlivaz	15.4	11.3	36.3
Other	3.9	3.3	18.2
Specialty Brands	$471.6	$531.8	(11.3)%
Specialty Generics. Net sales for the six months ended June 27, 2025 decreased $16.9 million, or 3.8%, to $433.4 million, compared with $450.3 million for the six months ended June 28, 2024. As previously discussed, the decrease in net sales was primarily driven by a $25.6 million, or 25.9%, decrease in APAP net sales driven primarily by global competitive pressures, partially offset by an increase of $10.2 million, or 3.5%, in finished-dosage generic net sales.
Net sales for Specialty Generics by geography were as follows (dollars in millions):

	Six Months Ended
	June 27, 2025	June 28, 2024	Percentage Change
U.S.	$394.5	$396.8	(0.6)%
Europe, Middle East and Africa	37.1	51.5	(28.0)
Other	1.8	2.0	(10.0)
Net sales	$433.4	$450.3	(3.8)%

Net sales for Specialty Generics by key products were as follows (dollars in millions):

	Six Months Ended
	June 27, 2025	June 28, 2024	Percentage Change
Opioids	$156.9	$177.1	(11.4)%
ADHD	95.9	73.5	30.5
Addiction treatment	45.0	36.4	23.6
Other	4.5	5.1	(11.8)
Generics	302.3	292.1	3.5
Controlled substances	46.6	49.3	(5.5)
APAP	73.4	99.0	(25.9)
Other	11.1	9.9	12.1
API	131.1	158.2	(17.1)
Specialty Generics	$433.4	$450.3	(3.8)%

Operating Income
Operating income by segment for the six months ended June 27, 2025 and June 28, 2024 is shown in the following table (dollars in millions):

	Six Months Ended June 27, 2025
	Specialty Brands	Specialty Generics	Total
Net sales	$471.6	$433.4	$905.0
Cost of sales (1)	201.8	260.9	462.7
Selling, general and administrative expenses	118.4	58.2	176.6
Research and development expenses	15.6	10.8	26.4
Restructuring charges, net	(2.2)	—	(2.2)
Segment operating income	$138.0	$103.5	241.5
Corporate and unallocated expenses:
Cost of sales (2)			7.6
Selling, general and administrative expenses (2)			121.5
Combination, integration, and other related expenses (3)			43.1
Research and development expenses (2)			17.7
Liabilities management and separation costs (4)			3.6
Operating income			48.0
Interest expense			(65.4)
Interest income			11.7
Loss on divestiture			(6.7)
Other income, net			1.4
Loss from continuing operations before income taxes			$(11.0)

Depreciation and amortization	$24.3	$19.6

	Six Months Ended June 28, 2024
	Specialty Brands	Specialty Generics	Total
Net sales	$531.8	$450.3	$982.1
Cost of sales (1)	294.4	321.4	615.8
Selling, general and administrative expenses	125.4	39.0	164.4
Research and development expenses	25.5	12.2	37.7
Restructuring charges, net	10.4	—	10.4
Segment operating income	$76.1	$77.7	153.8
Corporate and unallocated expenses:
Cost of sales (2)			7.3
Selling, general and administrative expenses (2)			100.4
Research and development expenses (2)			19.4
Liabilities management and separation costs (4)			17.0
Operating income			9.7
Interest expense			(118.5)
Interest income			12.8
Other income, net			0.2
Loss from continuing operations before income taxes			$(95.8)

Depreciation and amortization	$43.9	$22.7
(1)Includes $80.0 million and $148.5 million of inventory fair-value step-up expense within the Specialty Brands segment during the six months ended June 27, 2025 and June 28, 2024, respectively. Includes $63.9 million of inventory fair-value step-up expense and $2.5 million of fresh-start inventory-related income within the Specialty Generics segment during the six months ended June 28, 2024.
(2)Includes certain compensation, information technology, legal, environmental and other costs not charged to our reportable segments.
(3)Represents legal, financial, and other advisory and consulting expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination.

(4)Represents costs primarily related to the Separation during the six months ended June 27, 2025 and professional fees incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings during the six months ended June 28, 2024.

Specialty Brands. Operating income for the six months ended June 27, 2025 increased $61.9 million, to $138.0 million, compared with $76.1 million for the six months ended June 28, 2024. Operating margin increased to 29.3% for the six months ended June 27, 2025, compared with 14.3% for the six months ended June 28, 2024. These increases in operating income and margin were primarily driven by a $68.5 million decrease of inventory step-up expense to $80.0 million for the six months ended June 27, 2025, compared with $148.5 million for the six months ended June 28, 2024, coupled with a $21.8 million decrease in intangibles amortization primarily related to the Therakos Divestiture, partially offset by a decrease in net sales of $60.2 million as previously discussed resulting in a net increase in gross profit of $32.4 million. Additionally, restructuring expense decreased as a result of one-time termination benefits and contract termination costs of $10.4 million related to the ceased commercialization and clinical development and wind down of production of StrataGraft in the first quarter of fiscal 2024. The increase in operating income also included a decrease of $7.0 million and $9.9 million in SG&A and R&D expense, respectively, both related to the Therakos Divestiture.
Specialty Generics. Operating income for the six months ended June 27, 2025 increased $25.8 million, to $103.5 million, compared with an operating income of $77.7 million for the six months ended June 28, 2024. Operating margin increased to 23.9% for the six months ended June 27, 2025, compared with 17.3% for the six months ended June 28, 2024. The increase in operating income was primarily driven by a $63.9 million decrease of inventory step-up expense to zero for the six months ended June 27, 2025, partially offset by a $16.9 million decrease in net sales as described above, resulting in a $43.6 million increase to gross profit. These increases were partially offset by a $19.2 million increase in SG&A driven primarily by legal expense.
Corporate and unallocated expenses. Corporate and unallocated expenses for the six months ended June 27, 2025 increased $49.4 million, to $193.5 million, compared with $144.1 million for the six months ended June 28, 2024. The increase in corporate and unallocated expense was primarily driven by $43.1 million of legal, financial, and other advisory and consulting expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination. Also included in this increase was $21.1 million to SG&A expense driven by increased compensation costs. These decreases were partially offset by a $13.4 million decrease in liabilities management and separation costs.

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
Pursuant to the plan of reorganization from our Chapter 11 cases from 2022, during the six months ended June 27, 2025, we made a payment of $21.3 million, inclusive of interest, related to our Acthar Gel-related settlement, upon the three-year anniversary of the effective date of our emergence from the Chapter 11 cases on June 16, 2022 and will make a payment of $33.7 million, inclusive of interest, upon the four-year anniversary in 2026.
We are exposed to interest rate risk on our variable-rate debt. In March 2023, we entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and, subject to the non-exercise of termination rights by the counterparty, provides us with interest rate protection, through March 26, 2026, to the extent that one-month secured overnight funding rate (“SOFR”) exceeds 3.84%. Refer to Note 14 of the notes to the unaudited condensed consolidated financial statements for additional information.

Business Combination with Endo
In connection with the Business Combination, we have incurred and will incur various non-recurring costs. These costs are expected to include transaction costs, facilities and systems consolidation costs and employment-related costs, as well as a makewhole premium incurred in connection with the prepayment or redemption, as applicable, of our Takeback Term Loans and Takeback Notes, as further describe below, and financing costs associated with any financing incurred in connection with the Business Combination. In connection with the closing of the Business Combination, we incurred significant professional and advisor fees. At the closing of the Business Combination, Mallinckrodt and Endo collectively paid approximately $160.0 million of such fees. We expect to continue to incur non-recurring charges related to the Business combination, integration and the planned Separation. These factors may reduce our liquidity position and capital resources. Additionally, in connection with the completion of the Business Combination, we assumed approximately $2.5 billion of Endo’s existing debt, resulting in our having a higher debt-to-equity ratio.
New Credit Agreement
On July 31, 2025, in connection with the consummation of the Transactions, ST 2020, Inc. (“Parent”), our wholly owned subsidiary and MEH, Inc. (“Borrower”), a wholly owned subsidiary of Parent, entered into a credit agreement (“New Credit Agreement”) with the lenders named therein and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, providing for $1,350.0 million in aggregate principal amount of senior secured credit facilities (“Facilities”), comprising (i) a $1.2 billion senior secured term loan facility (“Term Facility”) and (ii) a $150.0 million senior secured revolving credit facility (“Revolving Facility”). The Borrower borrowed $1.2 billion under the Term Facility on August 1, 2025. The Facilities mature on August 1, 2030, unless extended pursuant to the terms of the New Credit Agreement.
Payoff of Takeback Debt and Existing ABL Facility
On August 1, 2025, in connection with the consummation of the Transactions, we and our subsidiaries prepaid in full approximately $385.5 million in outstanding aggregate principal amount of “second-out” Takeback Term Loans (“Second-Out Takeback Term Loans”), constituting all of the remaining indebtedness outstanding under the related term loan facility, together with accrued and unpaid interest thereon, as well as a payment of approximately $10.6 million in required makewhole premium.
Also in connection with the consummation of the Transactions, on August 1, 2025, we and our subsidiaries redeemed in full approximately $477.2 million in outstanding principal amount of “second-out” 14.75% senior secured first lien notes due 2028 (“Takeback Notes”), constituting all of the Takeback Notes outstanding under the related indenture, for a redemption price equal to such outstanding principal amount, accrued and unpaid interest thereon and approximately $13.7 million in required makewhole premium and all amounts outstanding under the receivables financing facility due December 2027 (“Existing ABL Facility”) were repaid. As a result of such prepayment, redemption and repayment, the Takeback Term Loans and the Existing ABL Facility were terminated, the Takeback Notes were discharged and all guarantees of, and liens securing, the obligations thereunder were released.
Business Combination A&R TrIP
We expect to make payments related to the Business Combination of approximately $93.9 million to participants in the A&R TrIP within 30 days of July 31, 2025.
Therakos A&R TrIP
We expect to make payments related to the Therakos Divestiture of approximately $14.6 million to participants in the A&R TrIP within 30 days of the closing of July 31, 2025.
Refer to the section “Transaction Incentive Plan” above for additional information on these bonus payments.
A summary of our cash flows from operating, investing, and financing activities is provided in the following table:

	Six Months Ended
	June 27, 2025	June 28, 2024
Net cash from:
Operating activities	$161.7	$47.0
Investing activities	(45.9)	(27.6)
Financing activities	(4.2)	(4.6)
Effect of currency exchange rate changes on cash and cash equivalents	1.7	(2.2)
Net increase in cash, cash equivalents and restricted cash	$113.3	$12.6

Operating Activities
Net cash provided by operating activities of $161.7 million for the six months ended June 27, 2025 was attributable to a net loss of $25.3 million, adjusted for non-cash items of $76.9 million primarily driven by depreciation and amortization of $44.8 million, and $110.1 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $62.3 million decrease in inventory, a $20.6 million increase in accounts payable, a $15.9 million net cash inflow of income taxes, a $46.7 million net cash inflow related to other assets and liabilities, partially offset by a $21.3 million outflow related to a payment, including interest, to the U.S. Department of Justice and other parties pursuant to the terms of the Acthar Gel-related settlement and $14.1 million increase in accounts receivable.
Net cash provided by operating activities of $47.0 million for the three months ended June 28, 2024 was attributable to a net loss of $108.7 million, adjusted for non-cash items of $92.5 million primarily driven by depreciation and amortization of $67.2 million, partially offset with $63.2 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $161.6 million inflow related to inventory, offset by a $21.4 million outflow related to a payment, including interest, to the U.S. Department of Justice and other parties pursuant to the terms of the Acthar Gel-related settlement, an $18.6 million increase in accounts receivable, a $11.5 million decrease in accounts payable, a $5.9 million outflow in income taxes and a $41.0 million net cash outflow related to other assets and liabilities.

Investing Activities
Net cash used in investing activities of $45.9 million for the six months ended June 27, 2025 was primarily driven by $40.4 million of capital expenditures. Additionally, during the six months ended June 27, 2025, the Company paid $6.2 million for the final working capital settlement related to the Therakos Divestiture. Comparatively, net cash used in investing activities of $27.6 million for the six months ended June 28, 2024 was primarily driven by $50.9 million of capital expenditures, partially offset by cash inflow of $22.6 million from proceeds from debt and equity securities held in rabbi trust.
Under our term loan credit agreement and our notes, the proceeds from the sale of assets and businesses must be either reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our term loans and offer to repurchase certain of our notes.

Financing Activities
Net cash used in financing activities of $4.2 million for the six months ended June 27, 2025 was primarily attributable $2.0 million of debt repayments and $1.9 million of deemed share repurchases in connection with the vesting of restricted share units granted under the Mallinckrodt Pharmaceuticals Stock and Incentive Plan to satisfy minimum statutory tax withholding obligations. Comparatively, net cash provided by financing activities was $4.6 million for the six months ended June 28, 2024, which was primarily attributable to debt repayments.

Cash Requirements and Sources from Existing Contractual Arrangements
As of June 27, 2025, our material cash requirements from known contractual obligations included debt obligations, legal settlements, lease obligations, purchase obligations and other liabilities reflected on our unaudited condensed consolidated balance sheet as of June 27, 2025. See “Cash Requirements and Sources from Existing Contractual Arrangements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for additional information.

Debt and Capitalization
As of June 27, 2025, the total debt principal was $863.6 million.
New Credit Agreement
On July 31, 2025, in connection with the consummation of the Business Combination, Parent and Borrower entered into the New Credit Agreement with the lenders named therein, Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and OPY Credit Corp., as trading agent, providing for a $1.2 billion Term Facility and $150.0 million Revolving Facility. The Borrower borrowed $1.2 billion under the Term Facility on August 1, 2025 and the Revolving Facility remained undrawn. The Facilities mature on July 31, 2030, unless extended pursuant to the terms of the New Credit Agreement.

Prepayment of Existing Mallinckrodt Debt
On August 1, 2025, in connection with the consummation of the Business Combination, we and our subsidiaries prepaid in full approximately $385.5 million in outstanding aggregate principal amount of Second-Out Takeback Term Loans, constituting all of the remaining indebtedness outstanding under our existing credit agreement, together with accrued and unpaid interest thereon, as well as a payment of approximately $10.6 million in required makewhole premium. These payments were made with the proceeds from the Term Facility described above.
Also in connection with the consummation of the Business Combination, on August 1, 2025, we and our subsidiaries redeemed in full approximately $477.2 million in outstanding principal amount of Takeback Notes, constituting all of our existing notes outstanding under the existing Mallinckrodt indenture, for a redemption price equal to such outstanding principal amount, accrued and unpaid interest thereon and approximately $13.7 million in required makewhole premium and all amounts outstanding under the existing receivables securitization facility were repaid. These payments were made with the proceeds from the Term Facility described above.
As a result of such prepayment, redemption and repayment, the existing Mallinckrodt credit agreement and the Existing ABL Facility were terminated, the existing Mallinckrodt indenture was discharged and all guarantees of, and liens securing, the obligations thereunder were released.
In connection with the completion of the Business Combination, we assumed approximately $2.5 billion of Endo’s existing debt, and combined with the Facilities described above, is resulting in our having a higher debt-to-equity ratio. We have an outstanding principal debt balance of approximately $3.7 billion after taking into consideration the New Credit Agreement described above, the assumption of Endo’s existing debt and the prepayment of existing Mallinckrodt debt.
Capitalization
On July 31, 2025, prior to the completion of the Business Combination, we adopted the New Articles of Association, which among other things, provide that the authorized share capital of our company is $10,000,000 and €25,000, divided into 500,000,000 ordinary shares, par value $0.01 per share, 500,000,000 preferred shares, par value $0.01 per share, and 25,000 ordinary A shares, par value €1.00 per share. The preferred shares may be issued with such rights as the Board may fix. Refer to the section “New Articles of Association” above for additional information on the New Articles of Association.
On July 31, 2025, pursuant to the terms of the Transaction Agreement, at the effective time of the Business Combination (“Merger Effective Time”), each share of common stock of Endo issued and outstanding as of immediately prior to the Merger Effective Time, other than the shares of Endo common stock owned by Endo, any Endo subsidiary, us, Merger Sub or any of our or their respective subsidiaries, was cancelled and converted into the right to receive approximately $1.31 in cash and 0.2575 of a Mallinckrodt ordinary share, without interest and subject to applicable withholding. Former holders of Endo common stock will receive cash in lieu of any fractional Mallinckrodt ordinary shares they would otherwise have been entitled to receive. The issuance of Mallinckrodt ordinary shares in connection with the Business Combination was registered under the Securities Act of 1933, as amended (“Securities Act”), pursuant to our registration statement on Form S-4 filed with the SEC on April 23, 2025, as amended.
Endo’s common stock outstanding immediately prior to the Business Combination was 76,313,462 shares, which resulted in the issuance of 19,650,663 Mallinckrodt ordinary shares to former holders of Endo common stock.

Commitments and Contingencies
Legal Proceedings
See Note 13 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of June 27, 2025.

Guarantees
In disposing of assets or businesses, we have from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that the ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. See Note 12 of the notes to the unaudited condensed consolidated financial statements for additional information on our guarantees as of June 27, 2025.

Off-Balance Sheet Arrangements
As of June 27, 2025, we had various letters of credit, guarantees and surety bonds totaling $30.3 million. See Note 12 of the notes to the unaudited condensed consolidated financial statements.

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
We believe that our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three and six months ended June 27, 2025, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our Annual Report on Form 10-K.

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
•uncertainties related to a future separation of the combined generics pharmaceuticals businesses and the sterile injectables business including the risk that the Separation may not occur on a timely basis or at all;
•potential changes in Mallinckrodt’s business strategy and performance;
•exposure to global economic conditions and market uncertainty;
•the exercise of contingent value rights by the Opioid Master Disbursement Trust II;
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

•the comparability of Mallinckrodt’s post-emergence financial results and the projections filed with the U.S. Bankruptcy Court for the District of Delaware and
•the lack of comparability of Mallinckrodt’s historical financial statements and information contained in its financial statements after the adoption of fresh-start accounting following emergence from the 2023 Bankruptcy Proceedings.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on SOFR plus margin. As of June 27, 2025, our outstanding variable rate debt included $386.4 million on our senior secured term loans. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense for fiscal 2025 would increase by approximately $3.9 million. However, this exposure has been mitigated by our interest rate cap agreement. For additional information on the interest rate cap agreement, refer to Note 14 of the notes to the unaudited condensed consolidated financial statements.
The remaining outstanding debt as of June 27, 2025 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $2.2 million as of June 27, 2025, with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 27, 2025 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 13 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal, and administrative proceedings and claims as of June 27, 2025, which are incorporated herein by reference.

Item 1A.	Risk Factors.
In light of the Business Combination, the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024 are updated and supplemented as set forth below.
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
We have also incurred, and will continue to incur, a number of costs associated with completing the Business Combination and combining our business with Endo’s business. Additional unanticipated costs may be incurred in the integration of our business and Endo’s business. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two companies, may not initially offset integration-related costs or achieve a net benefit in the near term, or at all. In addition, at times, the attention of certain members of each company’s management and each company’s resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt the business of the combined company.
We and Endo or our respective officers or directors could become subject to litigation in connection with the Business Combination, which could result in substantial costs.
Our future success will depend, in part, on our ability to manage our expanded business by, among other things, integrating the assets, operations and personnel of our company and Endo in an efficient and timely manner; consolidating systems and management controls and successfully integrating relationships with customers, suppliers and other business partners. Failure to successfully manage our combined company may have an adverse effect on our business, cash flow, reputation, financial condition and results of operations.

There is no assurance that the Separation will be completed on the expected terms or at all, and, if completed, it may not achieve the intended benefits and could have unforeseen consequences.
We intend to separate the historical “Specialty Generics” reporting segment of Mallinckrodt and the historical “Generic Pharmaceuticals” and “Sterile Injectables” reporting segments of Endo from Mallinckrodt. We are considering, subject to approval by the Board and other conditions, implementing the Separation by way of a spin-off and in a manner that would not require registration of the Separation under the Securities Act or the registration of the securities of the entity holding the separated businesses (“GxCo”) under the Exchange Act. The spin-off may take the form of a distribution of GxCo securities only to categories of our shareholders to whom such a distribution may be made without such registration, and distribution of cash in lieu of GxCo securities to our remaining shareholders, but the Separation may take a different form (such as a different spin-off structure, or a split-off, sale or other structure). We currently anticipate consummating the intended Separation as soon as practicable; however, no assurance can be given that we will pursue the Separation, whether it may take a different form (such as a different spin-off structure, or a split-off, sale or other structure), whether it will be completed on the expected terms or within the anticipated time frame, or whether it will be completed at all. Even if the Separation is consummated, we may not realize the expected benefits, synergies, or strategic objectives. Additionally, the Separation may result in unforeseen risks, costs, or disruptions to our business, including higher than expected separation costs, dis-synergies, loss of key personnel, adverse market reactions, or other unanticipated consequences that could negatively affect our financial condition and results of operations.

Any attempts to acquire us may be subject to the Irish Takeover Rules and subject to the supervisory jurisdiction of the Irish Takeover Panel and our Board may be limited by the Irish Takeover Rules in its ability to defend an unsolicited takeover attempt.
In the event that our ordinary shares are listed on the New York Stock Exchange (“NYSE”), we will be subject to the Irish Takeover Panel Act, 1997 (as amended) and the Irish Takeover Panel Act, 1997, Takeover Rules 2022 (the “Irish Takeover Rules”), which regulate the conduct of takeovers of, and certain other relevant transactions affecting, Irish public limited companies listed on certain stock exchanges, including the NYSE. The Irish Takeover Rules are administered by the Irish Takeover Panel, which has supervisory jurisdiction over such transactions. Among other matters, the Irish Takeover Rules operate to ensure that no offer is frustrated or unfairly prejudiced and, in situations involving multiple bidders, that there is a level playing field.
Under the Irish Takeover Rules, we would not be permitted to take certain actions that might “frustrate” an offer for our ordinary shares once the Board has received an offer, or has reason to believe an offer is or may be imminent, without the consent of the Irish Takeover Panel and, in some instances, approval of holders of more than 50% of the shares entitled to vote at a general meeting of our shareholders.
This could limit the ability of the Board to take defensive actions even if it believes that such defensive actions would be in our company’s best interests or the best interests of our shareholders.

The operation of the Irish Takeover Rules in the event that our ordinary shares are listed on the NYSE and/or provisions of our memorandum and articles of association may affect the ability of certain parties to acquire our ordinary shares.
In the event that our ordinary shares are listed on the NYSE, the Irish Takeover Rules will apply to us. The operation of the Irish Takeover Rules and/or provisions of the memorandum and articles of association could delay, defer or prevent a third party from acquiring us or otherwise adversely affect the price of our ordinary shares.
For example, the Irish Takeover Rules provide that if an acquisition of our ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to our ordinary shares that represent 30% or more of the voting rights of our company, the acquirer and, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for our outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months.
This requirement would also be triggered by an acquisition of our ordinary shares by any person holding (together with its concert parties) our ordinary shares that represent between 30% and 50% of the voting rights in our company if the effect of such acquisition were to increase that person’s percentage of the voting rights by 0.05% within a 12-month period.
Following any admission of our ordinary shares to the NYSE, under the Irish Takeover Rules, certain separate persons will be presumed to be acting in concert. The Board and their relevant family members, related trusts and “controlled companies” are presumed to be acting in concert with any corporate shareholder who holds 20% or more of our company.
The application of these presumptions may result in restrictions upon the ability of any of the concert parties and/or members of the Board to acquire more of our securities, including under the terms of any executive incentive arrangements. Accordingly, the application of the Irish Takeover Rules may frustrate the ability of certain of Mallinckrodt shareholders and directors to acquire Mallinckrodt ordinary shares.
Additionally, the memorandum and articles of association provide (i) that the Board may issue preference shares without shareholder approval, with such rights and preferences as it may designate; (ii) that the Board may, subject to applicable law, adopt a shareholder rights plan upon such terms and conditions as it deems expedient and in the best interests of Mallinckrodt; (iii) for an advance notice procedure for shareholder proposals to be brought before the annual general meeting, including proposed nominations of persons for election to the Board; and (iv) that the Board may fill vacancies on the Board in certain circumstances.
These and other provisions may discourage potential takeover attempts, discourage bids for Mallinckrodt ordinary shares at a premium over the market price or adversely affect the market price of, and the voting and other rights of the holders of, the Mallinckrodt ordinary shares. These provisions could also discourage proxy contests and make it more difficult for Mallinckrodt shareholders to elect directors other than the candidates nominated by the Board.

Endo’s bankruptcy proceedings may adversely affect our operations going forward.
Historically, Endo’s business had been operated by Endo International plc, together with its subsidiaries. On August 16, 2022 (the “Endo Petition Date”), Endo International plc, together with certain of its direct and indirect subsidiaries (the “Endo Debtors”), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code,” and such cases, the “Endo Chapter 11 Cases”). On December 19, 2023, the Endo Debtors filed a proposed chapter 11 plan of reorganization (as amended, including on January 5, 2024, January 9, 2024 and March 18, 2024, and including any exhibits and supplements filed with respect thereto, the “Endo Plan”) and related disclosure statement with the U.S. Bankruptcy Court for the Southern District of New York (the “New York Bankruptcy Court”). The New York Bankruptcy Court confirmed the Endo Plan on March 19, 2024, and the Debtors satisfied all conditions required for the Endo Plan effectiveness on April 23, 2024 (the “Endo Effective Date”). Endo was formed on December 5, 2023 to complete the transactions contemplated in the Endo Plan and the Purchase and Sale Agreement (the “PSA”), in which capacity it acquired from the Endo Debtors substantially all of the assets, as well as certain equity interests of the Endo Debtors and non-debtor affiliates and assumed certain liabilities of Endo International plc. Following the Endo Effective Date, Endo was a holding company conducting all of its business through its subsidiaries.
In connection with these bankruptcy proceedings, the Endo Debtors have been subject to a voluntary opioid operating injunction (the “VOI”). The VOI, which also applies to certain subsidiaries of Endo following the consummation of the Endo Plan on the Endo Effective Date until August 16, 2030, prevents the Endo Debtors and the relevant subsidiaries of Endo from manufacturing high-dose opioid pills, advertising or marketing opioids to patients and doctors, offering compensation incentives based on opioid sales, and engaging in opioid-related lobbying, among other restrictions. Any failure to comply with these restrictions could materially affect our business, financial condition and operations going forward.
Further, pursuant to the terms of the PSA and the Endo Plan, the funding of any payment obligations owing to any of the Trusts (as defined in the Endo Plan) following the Endo Effective Date and any other of the payment obligations of the Endo Debtors not purchased by or transferred to Endo or the plan administrator arising under the Endo Plan, including administrative claim amounts, that were not fully funded at the Endo Effective Date, are obligations of Endo. In addition, certain consideration potentially payable pursuant to the resolution reached with the DOJ, is a contingent obligation of Endo. Such contingent payments and other obligations described herein continue to be applicable to Endo after the closing of the Business Combination.

Endo could incur additional payment obligations pursuant to the U.S. Government Economic Settlement upon the achievement of certain EBITDA outperformance targets.
The U.S. Government Economic Settlement provides for payment by Endo of contingent consideration of $25.0 million per year for each of 2024 to 2028 (capped at $100.0 million in the aggregate) if EBITDA exceeds defined baselines, as set forth in the U.S. Government Economic Settlement. No payments have been made or accrued for related to the achievement of certain EBITDA outperformance targets. Such contingent payments continue to apply to Endo after the closing of the Business Combination.

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

2.3*
Amendment No. 1 to Purchase and Sale Agreement, dated as of November 29, 2024, by and between the Company, Solaris Bidco Limited, Solaris IPCo Limited and Solaris US BidCo, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed December 5, 2024).

2.4**
Transaction Agreement, dated as of March 13, 2025, by and among the Company, Endo, Inc. and Salvare Merger Sub LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed March 13, 2025).

2.5
Amendment to the Transaction Agreement dated as of April 23, 2025, by and among the Company, Endo, Inc. and Salvare Merger Sub LLC (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-4 filed April 23, 2025).

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Memorandum and Articles of Association of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 1, 2025).
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

4.5
Indenture, dated as of April 23, 2024, among Endo Finance Holdings, Inc., as the issuer, Endo, Inc., as parent guarantor, each of the other subsidiary guarantors party thereto and Computershare Trust Company, National Association, as trustee and notes collateral agent (including form of 8.500% Senior Secured Notes due 2031)(incorporated by reference to Exhibit 4.2 to Endo, Inc.’s Registration Statement on Form S-1 filed July 12, 2024).

4.6
First Supplemental Indenture, dated as of May 23, 2024, among Endo Finance Holdings, Inc., as the issuer, and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2.1 to Endo, Inc.’s Registration Statement on Form S-1 filed July 12, 2024).

10.1†	Amendment No. 1 to Form of Second Amended and Restated Restricted Unit Award for Executive Officers under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan.
10.2†	Amendment No. 1 to Form of Second Amended and Restated Restricted Unit Award for Directors under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).
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
Bryan M. Reasons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 6, 2025