Form 10-Q
period 2025-09-26
Mallinckrodt plc
filed 2025-11-10
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of November 7, 2025, the registrant had 39,526,162 ordinary shares outstanding at $0.01 par value.

MALLINCKRODT PLC
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales	$753.1	$505.5	$1,658.1	$1,487.6
Cost of sales	499.1	284.4	969.4	907.5
Gross profit	254.0	221.1	688.7	580.1
Selling, general and administrative expenses	351.7	141.2	649.8	406.0
Combination, integration, and other related expenses (Note 3)	93.8	—	136.9	—
Research and development expenses	44.3	28.2	88.4	85.3
Restructuring charges, net	—	0.1	(2.2)	10.5
Liabilities management and separation costs	33.3	15.2	36.9	32.2
Operating (loss) income	(269.1)	36.4	(221.1)	46.1
Interest expense	(70.6)	(59.0)	(136.0)	(177.5)
Interest income	6.5	7.4	18.2	20.2
Gain on debt extinguishment	4.6	—	4.6	—
Gain (loss) on divestiture (Note 3)	0.8	—	(5.9)	—
Other income (expense), net	0.8	(3.8)	2.2	(3.6)
Loss from continuing operations before income taxes	(327.0)	(19.0)	(338.0)	(114.8)
Income tax (benefit) expense	(35.9)	7.2	(21.3)	20.4
Loss from continuing operations	(291.1)	(26.2)	(316.7)	(135.2)
Income from discontinued operations, net of income taxes	—	—	0.3	0.3
Net loss	$(291.1)	$(26.2)	$(316.4)	$(134.9)

Basic (loss) income per share (Note 7):
Loss from continuing operations	$(9.01)	$(1.33)	$(13.25)	$(6.86)
Income from discontinued operations	—	—	0.01	0.02
Net loss	$(9.01)	$(1.33)	$(13.24)	$(6.85)
Basic weighted-average shares outstanding	32.3	19.7	23.9	19.7

Diluted (loss) income per share (Note 7):
Loss from continuing operations	$(9.01)	$(1.33)	$(13.25)	$(6.86)
Income from discontinued operations	—	—	0.01	0.02
Net loss	$(9.01)	$(1.33)	$(13.24)	$(6.85)
Diluted weighted-average shares outstanding	32.3	19.7	23.9	19.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net loss	$(291.1)	$(26.2)	$(316.4)	$(134.9)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(0.6)	7.6	7.4	(0.7)
Benefit plans	—	(0.1)	(0.2)	(0.1)
Total other comprehensive income (loss), net of tax	(0.6)	7.5	7.2	(0.8)
Comprehensive loss	$(291.7)	$(18.7)	$(309.2)	$(135.7)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except share data)

	September 26, 2025	December 27, 2024
Assets
Current Assets:
Cash and cash equivalents	$1,047.9	$382.6
Accounts receivable, less allowance for doubtful accounts of $3.5 million and $6.2 million	757.9	395.3
Inventories	1,322.3	664.9
Prepaid expenses and other current assets	330.3	186.3
Total current assets	3,458.4	1,629.1
Property, plant and equipment, net	831.6	390.6
Goodwill	7.3	—
Intangible assets, net	2,560.4	419.4
Deferred income taxes	843.6	651.8
Other assets	766.4	211.7
Total Assets	$8,467.7	$3,302.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$37.5	$3.9
Accounts payable	165.4	57.8
Accrued payroll and payroll-related costs	146.0	108.1
Accrued interest	61.3	9.2
Acthar Gel-Related Settlement	33.7	21.3
Accrued rebates and returns	321.3	99.3
Accrued and other current liabilities	305.9	131.8
Total current liabilities	1,071.1	431.4
Long-term debt	3,690.6	909.5
Acthar Gel-Related Settlement	107.2	126.5
Pension and postretirement benefits	26.9	26.5
Environmental liabilities	34.6	34.3
Other income tax liabilities	34.9	25.7
Other liabilities	351.1	102.9
Total Liabilities	5,316.4	1,656.8
Commitments and contingencies (Note 13)
Shareholders' Equity:
Preferred Shares, $0.01 par value, 500,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 25,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.01 par value, 500,000,000 authorized; 39,421,403 and 19,696,335 issued and outstanding	0.4	0.2
Additional paid-in capital	3,016.2	1,199.8
Accumulated other comprehensive income	13.3	6.1
Retained earnings	121.4	439.7
Total Shareholders' Equity	3,151.3	1,645.8
Total Liabilities and Shareholders' Equity	$8,467.7	$3,302.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	September 26, 2025	September 27, 2024
Cash Flows From Operating Activities:
Net loss	$(316.4)	$(134.9)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	107.2	93.5
Share-based compensation	35.4	3.8
Deferred income taxes	(47.4)	22.9
Loss on divestiture (Note 3)	5.9	—
Gain on debt extinguishment, net (Note 11)	(4.6)	—
Inventory step-up amortization related to Business Combination	116.3	—
Inventory provisions	27.6	17.0
Non-cash accretion (amortization) expense	4.6	(3.6)
Other non-cash items	14.0	1.9
Changes in assets and liabilities:
Accounts receivable, net	(3.3)	(16.5)
Inventories	125.5	222.1
Accounts payable	14.0	(5.6)
Income taxes	15.9	(7.1)
Acthar Gel-Related Litigation Settlement liability	(21.3)	(21.4)
Other	53.0	13.6
Net cash from operating activities	126.4	185.7
Cash Flows From Investing Activities:
Capital expenditures	(70.8)	(71.5)
Receipts of unrestricted cash, net of payments related to the Business Combination (Note 3)	333.4	—
Receipts of restricted cash related to Business Combination (Note 3)	93.4	—
Payments related to divestitures (Note 3)	(6.2)	—
Proceeds from life insurance contracts	14.0	—
Proceeds from debt and equity securities	—	22.6
Other	3.8	4.2
Net cash from investing activities	367.6	(44.7)
Cash Flows From Financing Activities:
Issuance of external debt	1,200.0	—
Repayment of external debt	(869.4)	(4.4)
Makewhole premium (Note 11)	(24.3)	—
Debt financing costs	(40.1)	—
Repurchase of shares	(1.9)	—
Payment of contingent consideration	(1.8)	—
Other	(0.6)	(0.4)
Net cash from financing activities	261.9	(4.8)
Effect of currency rate changes on cash	1.4	(0.6)
Net change in cash, cash equivalents and restricted cash, including cash classified within assets held for sale	757.3	135.6
Less: Net change in cash classified within assets held for sale	—	(3.0)
Net change in cash, cash equivalents and restricted cash	757.3	132.6
Cash, cash equivalents and restricted cash at beginning of period	445.7	343.4
Cash, cash equivalents and restricted cash at end of period	$1,203.0	$476.0

Cash and cash equivalents at end of period	$1,047.9	$410.5
Restricted cash included in prepaid expenses and other current assets at end of period (Note 12)	113.2	23.9
Restricted cash included in other long-term assets at end of period (Note 12)	41.9	41.6
Cash, cash equivalents and restricted cash at end of period	$1,203.0	$476.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 27, 2024	19.7	$0.2	—	$—	$1,199.8	$439.7	$6.1	$1,645.8
Net loss	—	—	—	—	—	(27.7)	—	(27.7)
Other comprehensive income	—	—	—	—	—	—	3.1	3.1
Vesting of restricted share units, net of tax withholdings	0.1	—	0.0	(1.9)	0.9	—	—	(1.0)
Share cancellation	—	—	—	—	(0.8)	0.9	—	0.1
Share-based compensation	—	—	—	—	9.7	—	—	9.7
Balance as of March 28, 2025	19.8	$0.2	0.0	$(1.9)	$1,209.6	$412.9	$9.2	$1,630.0
Net income	—	—	—	—	—	2.4	—	2.4
Other comprehensive income	—	—	—	—	—	—	4.7	4.7
Share-based compensation	—	—	—	—	4.8	—	—	4.8
Balance as of June 27, 2025	19.8	$0.2	0.0	$(1.9)	$1,214.4	$415.3	$13.9	$1,641.9
Net loss	—	—	—	—	—	(291.1)	—	(291.1)
Other comprehensive income	—	—	—	—	—	—	(0.6)	(0.6)
Share-based compensation	—	—	—	—	21.0	—	—	21.0
Ordinary shares issued in Business Combination (Note 3)	19.6	0.2	—	—	1,778.2	—	—	1,778.4
Ordinary shares issued (Other)	0.0	0.0	—	—	0.7	—	—	0.7
Pre-combination value of converted Endo awards (Note 3)	0.0	0.0	—	—	1.9	—	—	1.9
Vesting of restricted share units, net of tax withholdings	0.0	0.0	—	—	—	(0.3)	—	(0.3)
Vesting of performance share units, net of tax withholdings	0.0	0.0	—	—	—	(0.6)	—	(0.6)
Treasury share cancellation	—	—	-0.0	1.9	—	(1.9)	—	—
Balance as of September 26, 2025	39.4	$0.4	—	$—	$3,016.2	$121.4	$13.3	$3,151.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 29, 2023	19.7	$0.2	—	$—	$1,194.6	$(38.2)	$3.6	$1,160.2
Net loss	—	—	—	—	—	(65.4)	—	(65.4)
Other comprehensive loss	—	—	—	—	—	—	(4.8)	(4.8)
Share-based compensation	—	—	—	—	1.9	—	—	1.9
Balance as of March 29, 2024	19.7	$0.2	—	$—	$1,196.5	$(103.6)	$(1.2)	$1,091.9
Net loss	—	—	—	—	—	(43.3)	—	(43.3)
Other comprehensive loss	—	—	—	—	—	—	(3.5)	(3.5)
Share-based compensation	—	—	—	—	3.4	—	—	3.4
Balance as of June 28, 2024	19.7	$0.2	—	$—	$1,199.9	$(146.9)	$(4.7)	$1,048.5
Net loss	—	—	—	—	—	(26.2)	—	(26.2)
Other comprehensive income	—	—	—	—	—	—	7.5	7.5
Share-based compensation	—	—	—	—	(1.5)	—	—	(1.5)
Balance as of September 27, 2024	19.7	$0.2	—	$—	$1,198.4	$(173.1)	$2.8	$1,028.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALLINCKRODT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in millions, except share data, per share data, and where indicated)

1.	Background and Basis of Presentation
Background
Mallinckrodt plc is a global business of multiple wholly owned subsidiaries (collectively, “Mallinckrodt” or “the Company”) that develop, manufacture, market and distribute specialty pharmaceutical products and therapies. On July 31, 2025, the Company completed its previously announced Business Combination (defined below) with Endo, Inc. (which has since been converted to Endo LP, “Endo”). The Company’s operating results for the three and nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results. On November 10, 2025, the Company completed its previously announced Separation (defined below). Refer to Note 3 for further information on the Business Combination and Separation.
For the periods presented in this Quarterly Report on Form 10-Q, the Company operated its business in three reportable segments as a result of the Business Combination:
•The Specialty Brands segment, which represents a combination of Mallinckrodt’s historical “Specialty Brands” reportable segment and Endo’s historical “Branded Pharmaceuticals” reportable segment, is focused on autoimmune and rare diseases in areas including endocrinology, gastroenterology, hepatology, neonatal respiratory critical care, nephrology, neurology, pulmonology, ophthalmology, orthopedics, rheumatology, and urology.
•The Generics segment represents a combination of Mallinckrodt’s historical “Specialty Generics” reportable segment and Endo’s historical “Generic Pharmaceuticals” reportable segment and includes a product portfolio consisting of certain controlled substances, patches, solid oral extended-release products, solid oral immediate-release products, liquids, semi-solids, powders, and opthalmics and includes products that treat and manage a wide variety of medical conditions, as well as active pharmaceutical ingredients (“APIs”).
•The Sterile Injectables segment, represents Endo’s historical “Sterile Injectables” reportable segment, which primarily consists of vial and ready-to-use (“RTU”) products that are protected by certain patent rights and have inherent scientific, regulatory, legal and technical complexities, including being difficult to formulate or manufacture.
Refer to Note 15 for additional information on the Company’s segments.
The Company is incorporated and maintains its principal executive offices in Ireland. The Company owns or has rights to use the trademarks and trade names that are used in conjunction with the operation of its business. Two of the more important trademarks that the Company owns or has rights to use that appear in this Quarterly Report on Form 10-Q are “Mallinckrodt,” and “Endo,” which are registered trademarks or the subject of pending trademark applications in the United States (“U.S.”) and other jurisdictions. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned in the following notes. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in the following notes is, to the Company's knowledge, owned by such other company.

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

The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but does not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 27, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2025 (“2024 Form 10-K”).
Fiscal Year
The Company has reported its results based on a “52-53 week” year ending on the last Friday of December. Unless otherwise indicated, the three and nine months ended September 26, 2025 and September 27, 2024 refer to the thirteen and thirty-nine week periods ended September 26, 2025 and September 27, 2024, respectively.
In the fourth quarter of fiscal year 2025, the Company determined to change its fiscal year end from a 52-53-week year, ending on the last Friday of December, to a calendar year, ending on December 31, 2025. The Company will make the fiscal year change on a prospective basis for fiscal year 2025 and will not adjust operating results for prior periods. Effective for fiscal year 2026, the Company’s fiscal year will begin on January 1 and end on December 31 of each year.
The number of operating days in the quarterly periods in fiscal year 2026 under a calendar year end will change as compared to the 52-53 weeks periods in fiscal year 2025 and prior periods, which will have an impact on the Company’s quarterly financial results as well as the comparative presentation of period over period information. The change in the Company’s fiscal year end to a calendar year end results in five additional operating days in fiscal year 2025, because fiscal year 2025 began on December 28, 2024, and will end on December 31, 2025, instead of December 26, 2025, and two additional operating days in the fiscal year 2026.

Summary of Significant Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 4 in the 2024 Form 10-K. Changes or additions to these significant accounting policies primarily resulting from the Business Combination are set forth below.
Acquisitions
The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are generally recognized at their estimated fair values at the date of acquisition. The determination of the estimated fair value of assets acquired and liabilities assumed requires significant estimates and assumptions. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. Based on the assessment of additional information during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the estimated fair value of assets acquired and liabilities assumed.
Government Assistance Transactions
In connection with the Business Combination, the Company acquired the U.S. Government Cooperative Agreement (as defined below). Under the terms of the U.S. Government Cooperative Agreement, the Rochester, Michigan manufacturing facility will establish new sterile fill-finish manufacturing assets capable of processing liquid or lyophilized products requiring Biosafety Level (“BSL”) 2 containment in order to establish and sustain BSL 2 sterile fill-finish production capacity to create and maintain industrial base capabilities for the national defense. In connection with the Separation, the U.S. Government Cooperative Agreement was transitioned to Par Health, Inc. (“Par Health”) and/or certain of its subsidiaries. Refer to Note 13 for further information on the U.S. Government Cooperative Agreement.
The Company concluded that reimbursements it receives pursuant to the U.S. Government Cooperative Agreement are not within the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) because the U.S. government does not meet the definition of a “customer” as defined by ASC 606. The Company accounts for the U.S. Government Cooperative Agreement under other guidance, including elements of the contract for which there is no authoritative guidance under GAAP by applying certain accounting principles in International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”) by analogy.

Under this model, reimbursements the Company receives from the U.S. government for qualifying capital expenditures meet the definition of grants related to assets as the primary purpose for the reimbursements is to fund the purchase and construction of capital assets to increase production capacity. Under IAS 20, government grants related to assets are presented in the Condensed Consolidated Balance Sheets either by presenting the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in the Condensed Consolidated Balance Sheets are regarded as acceptable alternatives under IAS 20. Reimbursements received prior to the asset being placed into service are recognized as deferred income in the Condensed Consolidated Balance Sheets as either Accrued and other current liabilities (for any current portion) or Other liabilities (for any noncurrent portion) when there is reasonable assurance the conditions of the grant will be met and the grant will be received. When the constructed capital assets are placed into service, the Company deducts the grant reimbursement from property, plant and equipment and the grant income is recognized over the useful life of the asset as a reduction to depreciation expense.

2.	Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in December 2023. This ASU requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (“rate reconciliation”) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. ASU 2023-09 is effective for the Company for the fiscal year ending December 31, 2025. The adoption of ASU 2023-09 will expand our income tax disclosures, but will have no impact on reported income tax expense or related tax assets or liabilities. The Company will adopt this standard prospectively beginning with the fiscal year ended December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires new financial statement disclosures about the nature, amount, and timing of relevant expense categories underlying income statement expense, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative (“SG&A”) expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the disclosure requirements of this standard.
No other new accounting pronouncement issued has had, or is expected to have, a material impact on the Company’s unaudited condensed consolidated financial statements.

3.	Business Combination and Divestitures
Business Combination with Endo
On March 13, 2025, the Company entered into a Transaction Agreement (as amended on April 23, 2025) (“Transaction Agreement”), with Endo and Salvare Merger Sub LLC, the Company’s wholly owned subsidiary (“Merger Sub”). On July 31, 2025, the Company completed the Business Combination, whereby the Company acquired all of the issued and outstanding shares of common stock of Endo in exchange for a combination of cash and the Company’s ordinary shares in accordance with the Transaction Agreement. Outstanding shares of common stock of Endo were cancelled and converted into the right to receive 0.2575 of a Mallinckrodt ordinary share (“Per Share Stock Consideration”) and approximately $1.31 in cash (“Per Share Cash Consideration”), without interest and subject to applicable withholding.
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
The Business Combination will result in increased product diversity and enhanced capabilities to develop, manufacture, market and distribute pharmaceutical products and therapies. As a result of the Business Combination, the Company consists of multiple wholly owned subsidiaries that operate in three reportable segments: Specialty Brands, Generics, and Sterile Injectables.

The Company’s operating results for the three and nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segments results. Net sales and net loss of Endo subsequent to closing of the Business Combination are included in the Company’s unaudited condensed consolidated statements of operation were $274.5 million and $155.0 million, respectively.
Mallinckrodt is the acquiring entity for accounting purposes. In identifying Mallinckrodt as the acquiring entity for accounting purposes, management took into account the voting rights of all equity instruments, the composition of the corporate governing body and senior management, the size of each of the companies, and the terms of the exchange of equity interests. The Company accounted for the Business Combination under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets and liabilities assumed at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill.
The determination of the estimated fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Fair values were determined by management, using a variety of methodologies and resources, including external independent valuation experts. The valuation methods consisted of physical appraisals, discounted cash flow analyses, excess earnings, relief from royalty, and other appropriate valuation techniques to determine the fair value of assets acquired and liabilities assumed.
Consideration Transferred
The consideration for the Business Combination is calculated as follows (dollar amounts in millions except exchange ratio and share price):

Endo shares of common stock outstanding as of July 31, 2025	76,313,462
Exchange Ratio	0.2575
Mallinckrodt ordinary shares issued in exchange	19,650,663
Mallinckrodt closing stock price (1)	$90.50
Estimated fair value of Mallinckrodt ordinary shares issued	$1,778.4
Other cash consideration (2)	0.0
Payment to Endo stockholders	100.0
Other merger consideration attributable to Endo stock-based awards	1.9
Obligation to cash settle shares underlying certain Endo stock-based awards	4.2
Total consideration transferred	$1,884.5
(1)Mallinckrodt is not listed on a national securities exchange or quoted on the automated quotation system of a national securities association, and as such, used a preliminary fair value per ordinary share as of July 31, 2025 in accordance with U.S. Internal Revenue Code Section 409A to determine fair value of consideration transferred.
(2)Other cash consideration represents less than $0.1 million of aggregate cash payments to Endo stockholders in lieu of any fractional shares.

Estimated Fair Values
The table below represents an initial allocation of the consideration to Endo’s tangible and intangible assets acquired and liabilities assumed based on management’s estimate of their respective fair values.

Estimated fair value
Total consideration	$1,884.5
Cash and cash equivalents	$437.6
Restricted cash and cash equivalents	93.4
Accounts receivable, net	357.7
Inventories	885.7
Prepaid expenses and other current assets	81.2
Income taxes receivable	21.3
Property, plant and equipment, net	402.4
Inventories, long-term	502.6
Operating lease assets	36.8
Intangible assets, net	2,215.0
Deferred income tax assets	144.4
Other assets	20.4
Total assets, excluding goodwill	$5,198.5
Current maturities of long-term debt	15.0
Accounts payable	91.5
Accrued payroll and payroll-related costs	63.2
Accrued interest	25.3
Accrued and other current liabilities	314.4
Long-term debt	2,545.0
Operating lease liabilities	33.2
Deferred tax liabilities	139.4
Other liabilities	94.3
Net assets acquired	$1,877.2
Goodwill	$7.3
The amounts assigned to the identifiable intangible assets, the weighted average useful lives, and the amortization method are as follows (in millions, except weighted average useful life, which is in years):

	Net Book Value	Amortization Method	Weighted Average Useful Lives (in years)
Developed technology - Branded	$2,113.0	Straight-line	12.0
Developed technology - Generics	51.0	Straight-line	3.2
Licenses agreements - Generics	34.0	Straight-line	3.0
In-process research and development - Generics	17.0	N/A	—
Total intangible assets	$2,215.0		11.7
As summarized above, the Company recorded $7.3 million of goodwill related to expected value not allocated to other acquired assets, none of which will be tax deductible. Factors contributing to the purchase price that resulted in goodwill included the acquisition of management, technology, licenses, intellectual property, business processes and personnel that increase product diversity in the Company’s branded and generic businesses and enhanced capabilities to develop, manufacture, market and distribute pharmaceutical products and therapies.
As of September 26, 2025, the accounting for the Business Combination has not been finalized and the measurement period has not ended. Further adjustments may be necessary as a result of the Company’s on-going assessment of additional information related to the fair value of assets acquired and liabilities assumed.

Receipts of unrestricted cash, net of payments related to the Business Combination
The receipts related to the Business Combination, net of cash acquired from Endo is calculated as follows:

Total consideration	$1,884.5
Less:
Preliminary estimated fair value of Mallinckrodt ordinary shares issued	1,778.4
Other merger consideration attributable to Endo stock-based awards	1.9
Cash acquired	437.6
Receipts of unrestricted cash, net of payments related to the Business Combination	$(333.4)
Combination, Integration, and Other Related Expenses
Transaction expenses associated with the Business Combination are included in combination, integration, and other related expenses in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 26, 2025, the Company recorded $93.8 million and $136.9 million, respectively, of legal, financial, other advisory and consulting, and severance expenses, which primarily relate to shareholder matters, integration planning and execution, and regulatory costs associated with the Business Combination. During the three months ended September 26, 2025, included within combination, integration and other related expenses, the Company recorded certain Business Combination-related severance costs of approximately $44.1 million.
Unaudited Pro Forma Financial Information
The following unaudited pro forma consolidated financial information has been prepared as if the Business Combination had taken place on December 30, 2023, which is the beginning of Mallinckrodt’s most recently completed fiscal year. The unaudited pro forma financial information includes certain adjustments to each company’s historical actual financial results, including, but not limited to:
(i)Alignment of related accounting policies;
(ii)Certain eliminations of intercompany transactions between the two companies made to Mallinckrodt’s and Endo’s standalone historical financial statements;
(iii)Adjustments to amortization expense based on the initial estimates of fair value inventory step up and finite-lived intangible assets. The adjustments include an expense recorded in costs of goods sold (“COGS”) associated with selling inventory acquired in the Business Combination which was adjusted to fair value as part of purchase accounting;
(iv)A decrease in depreciation expense based on the initial estimates of the fair value of acquired tangible assets, including real and personal property; and
(v)Adjustments to interest expense to reflect the impact of the financing and capital structure of the combined Company.
The unaudited Pro Forma Financial Information is provided for illustrative purposes only and may not provide an indication of results in the future. The unaudited Pro Forma Financial Information and underlying pro forma adjustments are based upon currently available information and include certain estimates and assumptions made by management; accordingly, actual results could differ materially from the unaudited Pro Forma Financial Information.

	Three Months Ended		Nine Months Ended
Unaudited Pro Forma Financial Information	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024 (1)
Net Sales	$868.6	$931.1	$2,611.3	$2,777.3
Net (loss) income	(426.2)	(112.0)	(622.5)	5,934.2
(1)     On April 23, 2024, Endo International plc’s (“Endo’s Predecessor”) plan of reorganization became effective. In accordance with the Endo Plan (as defined below) on the Endo Effective Date (as defined below), Endo acquired substantially all of the assets, as well as certain equity interests of and assumed certain liabilities of Endo’s Predecessor. In accordance with ASC Topic 852, Reorganization, the provisions of fresh-start accounting were applied on the Endo Effective Date and Endo became the Successor entity for financial reporting purposes. Endo’s Predecessor’s reorganization items, net were $6,125.1 million.
Divestitures
During the three and nine months ended September 26, 2025, the Company recorded $33.3 million and $36.9 million, respectively, related to the separation of Par Health, which is comprised of the Company’s Generics and Sterile Injectables Segments, within liabilities management and separation costs on the unaudited condensed consolidated statements of operations. During the three and nine months ended September 27, 2024, the Company recorded $15.2 million and $32.2 million, respectively, related to the potential sales of non-core assets, including the Therakos Divestiture (as defined below), within liabilities management and separation costs on the unaudited condensed consolidated statements of operations.

Par Health Separation
On November 10, 2025 (“Redemption Date”), at 12:01 a.m. (Eastern Time in the United States), the Company completed the separation (“Separation”) of the Company’s Generics and Sterile Injectables reportable segments into an independent, private company named Par Health. The Separation was implemented by way of a redemption (“Redemption”) of all of the Company’s issued and outstanding 2025 Preferred Shares, par value $0.001 per share (the “Mallinckrodt Preferred Shares”). In connection with the Redemption and pursuant to Irish law, the Company allocated the right to receive 39,421,398 shares of common stock, par value $0.01 per share (“Par Health Common Stock”) of Par Health, being one hundred percent (100%) of the outstanding shares of Par Health Common Stock as of the Redemption Date, to certain holders of record of Mallinckrodt Preferred Shares as of October 27, 2025. Refer to Note 16 for additional information.

Therakos Divestiture
On November 29, 2024, the Company completed the sale of the Therakos business to affiliates of CVC Capital Partners IX (“Therakos Divestiture”) for total cash consideration of $887.6 million, which was net of preliminary purchase price adjustments, including an adjustment based on estimated net working capital at close. The Company paid $6.2 million for the final working capital settlement during the nine months ended September 26, 2025. As a result, the total cash consideration was $881.4 million, net of the final working capital settlement.
On December 6, 2024, the Company used the proceeds from the Therakos Divestiture to mandatorily prepay the First-Out Takeback Term Loans in full, partially prepay the Second-Out Takeback Term Loans, and partially redeem the Takeback Notes, which are each defined and further described in Note 11.
The Therakos business did not qualify as discontinued operations as it did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. The financial results of the Therakos business reported within the Specialty Brands segment, are included in three and nine months ended September 27, 2024.

Transition Services Agreement
In connection with the Therakos Divestiture, the Company entered into a transition services agreement (“TSA”) effective upon closing to provide certain business support services generally for up to 18 months after the closing date or a longer period for certain services. These services include, but are not limited to, information technology, procurement, distribution, logistics and order to delivery, compliance, accounting, finance, and administrative activities. Revenue associated with the TSA is recorded within other income (expense), net, and expenses associated with servicing the TSA are recorded within their natural expense classification, respectively, on the unaudited condensed consolidated statement of operations. During the three and nine months ended September 26, 2025, net revenues under the TSA were $1.6 million and $6.8 million, respectively. There was no comparable TSA net revenue during the three and nine months ended September 27, 2024.

Endo Divestiture of the International Pharmaceutical Business
Prior to the Business Combination, on March 10, 2025, Endo entered into a definitive agreement to divest its International Pharmaceuticals business to Knight Therapeutics Inc. (“Knight”). The sale closed on June 17, 2025 prior to the Business Combination, and Endo received net cash consideration of approximately $78.6 million, consisting of $89.9 million upfront, less approximately $11.3 million related to certain permitted hold backs. During the third quarter of 2025, Endo received additional cash consideration from Knight of $2.4 million, which includes $0.5 million representing a final true-up payment relating to inventory on-hand as of the sale date and $1.9 million representing costs associated with certain employee termination costs initially paid by Endo and subject to reimbursement by Knight upon the satisfaction of certain conditions defined in the purchase and sale agreement. As of September 26, 2025, Endo remains eligible to receive up to an additional $9.5 million related to certain permitted holdbacks and up to $15 million in potential future payments contingent upon the achievement of certain milestones.

Transaction Incentive Plan
On February 2, 2024, the Mallinckrodt Board of Directors (“Board”) adopted a Transaction Incentive Plan (as amended on August 4, 2024 and December 2, 2024, the “A&R TrIP”), which was intended to compensate designated Mallinckrodt executive officers and directors with bonus payments to be made upon the consummation of qualifying strategic transactions and dispositions (each, a “Qualifying Transaction”). Each bonus payment earned under the A&R TrIP was to be generally delivered 50% in connection with closing of the applicable Qualifying Transaction and 50% on the earlier of (a) December 31, 2026 or a qualifying significant event, as defined in the A&R TrIP, and (b) a significant asset transaction, as defined in the A&R TrIP (“Final Payment Date”); provided, however that in the event that a Qualifying Transaction closes following a qualifying significant event or significant asset transaction, 100% of the applicable bonus payment earned with respect to such Qualifying Transaction generally will be paid in connection with closing of such Qualifying Transaction or, if later, when the associated proceeds are received. The Therakos Divestiture qualified as a Qualifying Transaction and the Business Combination qualified as a Qualifying Transaction and a qualifying significant event under the A&R TrIP, and as a result, the Final Payment Date was within 30 days of the closing of the Business Combination, which occurred on July 31, 2025. The A&R TrIP terminated in accordance with its terms as a result of the closing of the Business Combination.
Business Combination A&R TrIP
The Company made payments related to the Business Combination of $99.3 million to participants in the A&R TrIP during the three and nine months ended September 26, 2025. Because the Business Combination was not considered probable until it closed under U.S. GAAP, the Company recognized $99.3 million in expense related to the A&R TrIP payments associated with the Business Combination during the three and nine months ended September 26, 2025, which were recorded within SG&A expenses on the unaudited condensed consolidated statement of operations.
Therakos A&R TrIP
The Company made payments for the second 50% installment of the A&R TrIP related to the Therakos Divestiture of $15.6 million to participants in the A&R TrIP during the three and nine months ended September 27, 2024. During the three and nine months ended September 26, 2025, the Company recognized $9.5 million and $12.9 million, respectively, in expense related to the A&R TrIP payments associated with the Therakos Divestiture, which were recorded within SG&A expenses on the unaudited condensed consolidated statement of operations. Comparatively, during the three and nine months ended September 27, 2024, the Company recognized $7.3 million in expense related to the A&R TrIP payments associated with the Therakos Divestiture. The Company accrued $2.7 million within accrued payroll and payroll-related costs in the unaudited condensed consolidated balance sheet as of December 27, 2024.

4.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 15 for disaggregation of the Company's net sales by product family.
Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 29, 2023	$201.6	$14.5	$11.3	$227.4
Provisions	1,206.2	15.9	43.6	1,265.7
Payments or credits	(1,206.9)	(15.8)	(34.9)	(1,257.6)
Balance as of September 27, 2024	$200.9	$14.6	$20.0	$235.5

Balance as of December 27, 2024	$197.5	$14.8	$16.5	$228.8
Acquisitions (Note 3)	286.6	91.2	19.6	397.4
Provisions	1,493.4	18.9	51.2	1,563.5
Payments or credits	(1,451.7)	(16.3)	(59.4)	(1,527.4)
Balance as of September 26, 2025	$525.8	$108.6	$27.9	$662.3

Product sales transferred to customers at a point in time and over time were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Product sales transferred at a point in time	92.2%	87.1%	88.9%	86.2%
Product sales transferred over time	7.8	12.9	11.1	13.8
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of September 26, 2025:

Remainder of Fiscal 2025	79.1
Fiscal 2026	76.3
Fiscal 2027	37.3
Thereafter	15.2
Costs to fulfill a contract
As of September 26, 2025 and December 27, 2024, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations and reflected in property, plant and equipment, net, on the unaudited condensed consolidated balance sheets was $50.9 million and $37.8 million, respectively. The associated depreciation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Depreciation expense	$1.6	$0.5	$4.5	$1.2

5.	Restructuring and Related Charges
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
Net restructuring and related (credits) charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Specialty Brands	$—	$0.1	$(2.2)	$10.5
Net restructuring and related (credits) charges by program were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
2021 Program	$—	$0.1	$(2.2)	$10.5

The following table summarizes the restructuring reserves, which are included in accrued and other current liabilities on the Company's unaudited condensed consolidated balance sheets:

	2021 Program
	Severance	Contract Costs	Total
Balance as of December 27, 2024	$0.2	$1.1	$1.3
Charges from continuing operations	—	0.1	0.1
Changes in estimate from continuing operations	—	(2.3)	(2.3)
Cash (payments)/receipts	(0.2)	1.1	0.9
Balance as of September 26, 2025	$—	$—	$—
Cumulative net restructuring and related charges incurred for the 2021 program were as follows as of September 26, 2025:

2021 Program
Specialty Brands	$8.3

6.	Income Taxes
On July 4, 2025, the U.S. government enacted tax legislation known as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA makes broad and complex changes to the U.S. tax code. The OBBBA federal provisions include, but are not limited to, (1) bonus depreciation that will allow for full expensing of qualifying property acquired and placed in service after January 19, 2025, (2) permanent add back of interest, depreciation, amortization and depletion in computing the 30% limitation under Section 163(j) for taxable years beginning after December 31, 2024, and (3) permanent expensing of domestic research and development expenditures for taxable years beginning after December 31, 2024. The OBBBA also modifies several international provisions for taxable years beginning after December 31, 2025, including, but not limited to (1) reduced deduction of 40% for the global intangible low-taxed income regime, now referred to as Net CFC Tested Income, (2) reduced deduction of 33.34% for the foreign-derived intangible income regime, now called Foreign-Derived Deduction Eligible Income, and (3) permanent base erosion and anti-abuse tax rate of 10.5%.
The Company analyzed the OBBBA provisions and determined that the impact to income tax expense was not material for the three and nine months ending September 26, 2025, and does not expect it to be material for the year ended December 31, 2025.
The Company recognized an income tax benefit of $35.9 million and $21.3 million on losses from continuing operations before income taxes of $327.0 million and $338.0 million for the three and nine months ended September 26, 2025, respectively. This resulted in an effective tax rate of 11.0% and 6.3%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5% primarily due to the mix of pretax earnings in various jurisdictions, remaining effects of adoption of fresh-start accounting as a result of the Company’s emergence from the 2023 Chapter 11 proceedings and Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”), effects of the Business Combination, impact of valuation allowances on current year activity, and non-deductible costs associated with employee compensation and combination, integration, and other related expenses for both periods.
The Company recognized an income tax expense of $7.2 million and $20.4 million on losses from continuing operations before income taxes of $19.0 million and $114.8 million for the three and nine months ended September 27, 2024, respectively. This resulted in an effective tax rate of negative 37.9% and negative 17.8%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings for both periods.
During the nine months ended September 26, 2025 and September 27, 2024, net cash payments for income taxes were $10.3 million and $4.4 million, respectively, related to operational activity.
On December 20, 2021, the Organization for Economic Co-operation and Development released the Global Anti-Base Erosion Model Rules (“Pillar Two”) providing a legislative framework for the Income Inclusion Rule and the Under-Taxed Payment Rule (“UTPR”). Pillar Two is designed to ensure that large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, principally creating a 15% minimum global effective tax rate. On December 15, 2022, the E.U. member states unanimously adopted a directive implementing the Pillar Two global minimum tax rules. A number of jurisdictions have transposed the directive into national legislation with the rules applicable for fiscal years beginning on or after December 31, 2023, with the exception of the UTPR which is applicable for fiscal years beginning on or after December 31, 2024. For the fiscal year beginning December 28, 2024, the Company was in scope of the enacted or substantively enacted legislation and an assessment of the potential exposure to Pillar Two income taxes was performed using forecasted financial information for the fiscal year ended December 31, 2025. Based on the assessment, certain transitional safe harbor relief applied for most jurisdictions, and where the transitional safe harbor relief did not apply, the impact to income tax expense was not material.

The Company's unrecognized tax benefits, excluding interest, totaled $34.2 million and $31.1 million as of September 26, 2025 and December 27, 2024, respectively. It is reasonably possible that within the next twelve months the unrecognized tax benefits could decrease by up to $5.0 million and the amount of related interest and penalties could decrease by up to $4.1 million as a result of the expiration of a statute of limitations.
The Business Combination resulted in a preliminary deferred tax asset increase of $144.4 million, mainly attributable to acquired Endo U.S. deferred tax assets, and a deferred tax liability increase of $139.4 million, mainly attributable to inventory asset step-up in Ireland. Significant components of the net deferred tax asset increase of $5.0 million include $30.0 million of deferred tax assets associated with tax loss and credit carryforwards, $26.0 million of deferred tax assets associated with property, plant, and equipment, $20.8 million of deferred tax assets associated with intangibles, $19.8 million of deferred tax assets associated with fair value debt adjustments, $16.6 million of deferred tax assets associated with interest carryforwards, and $65.1 million of net deferred tax assets primarily associated with accrued expenses, partially offset by $100.3 million of deferred tax liabilities associated with inventory step-up, and $73.0 million of valuation allowances on deferred tax assets. In addition, the Business Combination resulted in a preliminary increase of $21.3 million related to prepaid expenses and other current assets, an increase of $8.0 million related to accrued and other current liabilities, and an increase of $4.4 million related to other income tax liabilities.

7.	Equity
Share Based Compensation
On February 2, 2024, the Board adopted the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan, as amended (“2024 Plan”), which provides for the grant of share options, share appreciation rights, long-term performance awards and other share-based awards. The maximum number of ordinary shares to be issued as awards, subject to adjustment as provided under the terms of the 2024 Plan, was 10% of the total ordinary shares (calculated on a fully-diluted basis) as of the November 14, 2023. On August 13, 2025, the Board adopted the Mallinckrodt Pharmaceuticals 2025 Stock and Incentive Plan (“2025 Plan”), which provides for the grant of stock options, stock appreciation rights, long-term performance awards and other share-based awards. The maximum number of ordinary shares to be issued as awards, subject to adjustment as provided under the terms of the 2025 Plan, is 5,771,538 ordinary shares. Effective with the adoption of the 2025 Plan, no further awards will be granted under the 2024 Plan.
Restricted share units (“RSUs”). Recipients of RSUs have no voting rights and receive dividend equivalent units that vest upon the vesting of the related shares. RSUs generally vest in equal annual installments over a period of three years. Restrictions on RSUs lapse upon normal retirement or disability (as such terms are defined in the 2024 Plan or the 2025 Plan, as applicable), or death of the employee. The grant-date fair value of RSUs is recognized as expense on a graded basis over the service period. The fair market value of RSUs granted is determined based on the valuation of the Company’s equity utilizing the application of significant estimates, assumptions, and judgments.
Performance share units (“PSUs”). Similar to recipients of RSUs, recipients of PSUs have no voting rights and receive dividend equivalent units. The grant-date fair value of PSUs, which are deemed probable to vest, are generally recognized as expense from the grant-date through the end of the performance period. The vesting of PSUs and related dividend equivalent units is based on a realized value of the Company, as defined by the awards.
Endo Conversion Awards
In connection with the Business Combination, the Company assumed the Endo, Inc. 2024 Stock Incentive Plan (“Endo Plan”). As a result of the Business Combination, each outstanding RSU award in respect of Endo common stock that was subject only to time-based vesting requirements (an “Endo RSU award”) and that was held by an employee or Endo or a subsidiary of Endo, was assumed by the Company and converted into a RSU award in respect of a number of Mallinckrodt ordinary shares equal to (i) the total number of Endo common stock underlying such Endo RSU award as of immediately prior to the merger effective time multiplied by (ii) the sum of (x) the per share stock consideration plus (y) the quotient obtained by dividing the per share cash consideration by the Mallinckrodt per share price. Each assumed Endo RSU award continues to have, and is subject to, the same terms and conditions (including vesting schedules) that applied to the corresponding Endo RSU award immediately prior to the merger effective time.
As a result of the Business Combination, each RSU award in respect of Endo common stock that was subject, in whole or in part, to performance-based vesting conditions (an “Endo PSU award”) was assumed by the Company and converted into an RSU award in respect of a number of Mallinckrodt ordinary shares equal to the product of (i) the total number of Endo common stock underlying such Endo PSU award as of immediately prior to the merger effective time, assuming performance goals are achieved based on target performance, multiplied by (ii) the sum of (x) the per share stock consideration plus (y) the quotient obtained by dividing the per share cash consideration by the Mallinckrodt per share price. Each Endo PSU award otherwise continues to be subject to the same terms and conditions (including vesting) that applied to the corresponding Endo PSU award immediately prior to the merger effective time.

As a result of the conversion, 220,953 RSUs were awarded with a grant date value of $92.30 per share. Of the total grant-date fair value, $1.9 million was recorded as a component of purchase consideration as shown in Note 3 and the remaining fair value of the award will be recognized as expense over the requisite service period of the award. The total compensation expense recognized during the three months ended September 26, 2025 was $6.0 million, and as of September 26, 2025, there was $12.1 million of unrecognized compensation expense related to the non-vested awards granted.
PSU Conversion
The Business Combination qualified as a “Qualifying Significant Event” that was not also a change of control under the terms of Mallinckrodt’s existing PSUs, which were held by existing employees and non-employee directors of Mallinckrodt. Therefore, as a result of the Business Combination, Mallinckrodt’s existing PSUs were converted into Mallinckrodt RSUs that will fully vest on December 25, 2026. The remaining fair value of the award will be recognized as expense over the requisite service period of the award.
Inducement Awards
During the three months ended September 27, 2025, certain executives and non-employee directors of Mallinckrodt were granted inducement awards, resulting in 189,863 RSUs being awarded with a grant date value of $92.30 per share. The total compensation expense recognized during the three months ended September 26, 2025 was $1.2 million, and as of September 26, 2025, there was $16.0 million of unrecognized compensation expense related to the non-vested awards granted.

Opioid Contingent Value Rights Awards
As previously disclosed, on November 14, 2023, the Company entered into a contingent value right agreement (“CVR Agreement”) with the Opioid Master Disbursement Trust II (the “Trust”). In connection with the consummation of the Separation, on November 10, 2025, the Company and the Trust entered into an agreement to cancel the contingent value rights issued under the CVR Agreement (“CVRs”) and terminate the CVR Agreement in exchange for a payment by the Company of $35.0 million to the Trust (“CVR Termination Agreement”). Pursuant to the CVR Termination Agreement, on November 10, 2025, the CVRs were cancelled and the CVR Agreement was terminated. The CVR Termination Agreement also included customary representations and warranties and a waiver of certain claims.

Loss Per Share
The weighted-average number of shares outstanding used in the computations of basic and diluted loss per share were as follows (in millions of shares):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Basic	32.3	19.7	23.9	19.7
Dilutive impact of restricted share units	—	—	—	—
Diluted	32.3	19.7	23.9	19.7
On July 31, 2025, the Company completed the Business Combination, whereby the Company issued 19,650,663 ordinary shares. Refer to Note 3 for further information on the Business Combination.
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

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Potentially dilutive share amounts	2.1	1.8	2.1	1.7

8.	Inventories
Inventories were comprised of the following:

	September 26, 2025	December 27, 2024
Raw materials	$169.0	$111.4
Work in process	430.5	362.0
Finished goods	722.8	191.5
Inventories	$1,322.3	$664.9
During the three months ended September 26, 2025, the Company acquired $885.7 million and $502.6 million of inventories and inventories, long-term, respectively, as a result of the Business Combination. As of September 26, 2025, the reported inventory balance includes approximately $721.6 million of remaining unamortized fair value step up. Inventory in excess of the amount expected to be sold within one year is classified as inventories, long-term and is excluded from the table above. As of September 26, 2025 and December 27, 2024, the Company had inventories, long-term of $514.1 million, which includes approximately $409.4 million of remaining unamortized fair value step up, and zero, respectively, that was included in other assets in the unaudited condensed consolidated balance sheets. The remaining unamortized fair value step up will be reflected as COGS in future periods as the inventory is sold.

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following:

	September 26, 2025	December 27, 2024
Property, plant and equipment, gross	$908.1	$434.9
Less: accumulated depreciation	(76.5)	(44.3)
Property, plant and equipment, net	$831.6	$390.6
During the three months ended September 26, 2025, the Company acquired $402.4 million of property, plant and equipment as a result of the Business Combination.
Depreciation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Depreciation expense	$14.2	$8.2	$32.4	$27.2

10.	Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by reportable segment were as follows:

	Specialty Brands	Generics	Sterile Injectables	Total
Balance as of December 27, 2024	$—	$—	$—	$—
Goodwill additions (Note 3)	7.3	—	—	7.3
Balance as of September 26, 2025	$7.3	$—	$—	$7.3
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following (in millions):

	September 26, 2025			December 27, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable:
Completed technology	$2,659.2	$(147.9)	$2,511.3	$495.2	$(75.8)	$419.4
License agreements	34.0	(1.9)	32.1	—	—	—
Amortizable intangibles assets, net	$2,693.2	$(149.8)	$2,543.4	$495.2	$(75.8)	$419.4
Non-Amortizable:
In-process research and development	17.0	—	17.0	—	—	—
Intangible assets, net	$2,710.2	$(149.8)	$2,560.4	$495.2	$(75.8)	$419.4
Intangible asset amortization expense is included in COGS in the condensed consolidated statements of operations and was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Amortization expense	$47.9	$18.0	$74.2	$66.1
During the three months ended September 26, 2025, the Company acquired $2,215.0 million of intangible assets as a result of the Business Combination, including $2,198.0 million of amortizable intangible assets and $17.0 million of in-process research and development. Additionally, during the fiscal year ended December 27, 2024, the Company divested $108.7 million of an intangible asset, which was comprised of $129.4 million gross carrying amount and $20.7 million of accumulated amortization, related to Therakos. Refer to Note 3 for additional information on the Business Combination and the Therakos Divestiture.
As of September 26, 2025, the estimated aggregate amortization expense in the next five fiscal years is expected to be as follows:

Remainder of Fiscal 2025	$64.8
Fiscal 2026	257.1
Fiscal 2027	253.8
Fiscal 2028	239.6
Fiscal 2029	217.6
Fiscal 2030	204.7

11.	Debt
Debt was comprised of the following at the end of each period:

	September 26, 2025			December 27, 2024
	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs	Principal	Carrying Value	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Term Loan due July 2030	$22.5	$22.5	$—	$—	$—	$—
Term Loan due April 2031	15.0	15.0	—	—	—	—
Second-Out Takeback Term Loan due November 2028	—	—	—	3.9	3.9	—
Total current maturities of long-term debt	$37.5	$37.5	$—	$3.9	$3.9	$—

Long-term debt:
Term Loan due July 2030	$1,177.5	$1,177.5	$26.1	$—	$—	$—
Term Loan due April 2031 (1)	1,470.0	1,476.4	—	—	—	—
8.50% Senior Secured Notes Due April 2031 (1)	1,000.0	1,062.8	—	—	—	—
Revolving Credit Facility due July 2030	—	—	1.5	—	—	—
Second-Out Takeback Term Loan due November 2028	—	—	—	384.5	406.3	—
14.75% Second-Out Takeback Notes due November 2028	—	—	—	477.2	505.4	—
Receivables financing facility due December 2027	—	—	—	—	—	2.2
Total long-term debt	$3,647.5	$3,716.7	$27.6	$861.7	$911.7	$2.2
Total debt	$3,685.0	$3,754.2	$27.6	$865.6	$915.6	$2.2
(1)As a result of the Business Combination, the Company recorded its acquired debt instruments at fair value. The Company accounted for its debt instruments utilizing the amortized cost method and amortizes the fair value premium to the principal amount over the term of the respective instruments. Such amortization expense is reflected as interest expense on the unaudited condensed consolidated statement of operations.
Takeback debt
On November 14, 2023, the Company entered into a senior secured first lien term loan facility with an aggregate principal amount of approximately $871.4 million (“Takeback Term Loans”), consisting of approximately $229.4 million of “first-out” Takeback Term Loans (“First-Out Takeback Term Loans”) and approximately $642.0 million of “second-out” Takeback Term Loans (“Second-Out Takeback Term Loans”). The Company also issued approximately $778.6 million in aggregate principal amount of “second-out” 14.75% senior secured first lien notes due 2028 (“Takeback Notes”).
On December 6, 2024, the Company (i) mandatorily prepaid a portion of its Takeback Term Loans in an aggregate principal amount of approximately $474.1 million (of which approximately $227.1 million consisted of its First-Out Takeback Term Loans and approximately $247.0 million consisted of its Second-Out Takeback Loans) together with a payment of approximately $36.4 million in required makewhole premium (of which approximately $15.2 million was in respect of its First-Out Takeback Term Loans and approximately $21.2 million was in respect of its Second-Out Takeback Term Loans) and (ii) mandatorily redeemed $301.4 million in aggregate principal amount of Takeback Notes together with a payment of approximately $27.3 million in required makewhole premium. As a result of the mandatory prepayment, the Company recorded $19.7 million as a net loss on extinguishment of debt, comprised of the $63.7 million payment of the makewhole premium, offset by a $44.0 million gain to write-off certain unamortized premiums.
On August 1, 2025, in connection with the consummation of the Business Combination, Mallinckrodt and its subsidiaries (i) prepaid in full approximately $385.5 million in outstanding aggregate principal amount of the Second-Out Takeback Term Loans, constituting all of the remaining indebtedness outstanding under the existing Mallinckrodt credit agreement, together with accrued and unpaid interest thereon, as well as a payment of approximately $10.6 million in required makewhole premium and (ii) repaid all amounts outstanding under the receivables financing facility due December 2027 (“Existing ABL Facility”).
Also in connection with the consummation of the Business Combination, on August 1, 2025, Mallinckrodt and its subsidiaries redeemed in full approximately $477.2 million in outstanding principal amount of Takeback Notes, constituting all of the existing Takeback Notes outstanding under the existing Mallinckrodt indenture, for a redemption price equal to such outstanding principal amount, accrued and unpaid interest thereon and approximately $13.7 million in required makewhole premium. As a result of such prepayment, redemption and repayment, the existing Mallinckrodt credit agreement and the Existing ABL Facility were terminated, the existing Mallinckrodt indenture was discharged and all guarantees of, and liens securing, the obligations thereunder were released.

As a result of the mandatory prepayment, the Company recorded $4.6 million as a net gain on debt extinguishment, comprised of $40.2 million to write-off certain unamortized premiums net of debt issuance costs write-offs, offset by the $24.3 million payment of the makewhole premium and $11.3 million in debt fees.
New Credit Agreement
On July 31, 2025, in connection with the consummation of the Business Combination, ST 2020, Inc. (“Parent”), a wholly owned subsidiary of Mallinckrodt, and MEH, Inc. (“Borrower”), a wholly owned subsidiary of Parent, entered into a credit agreement (as amended, modified or supplemented, the “New Credit Agreement”) with the lenders named therein, Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and OPY Credit Corp., as trading agent, providing for $1,350.0 million in aggregate principal amount of senior secured credit facilities (“Facilities”), comprising (i) a $1,200.0 million senior secured term loan facility with a maturity date of July 31, 2030 (“Term Facility due July 2030”) and (ii) a $150.0 million senior secured revolving credit facility with a maturity date of July 31, 2030 (“Revolving Credit Facility due July 2030”). The Borrower borrowed $1,200.0 million under the Term Facility due July 2030 on August 1, 2025. The Facilities mature on July 31, 2030, unless extended pursuant to the terms of the New Credit Agreement.
The Term Facility due July 2030 will amortize in quarterly installments as follows: (i) commencing with the fiscal quarter ending December 31, 2025 through (and including) the fiscal quarter ending September 30, 2026, 0.625% of the initial aggregate principal amount of the Term Facility due July 2030, (ii) from the last day of the fiscal quarter ending December 31, 2026 through (and including) the last day of the fiscal quarter ending September 30, 2027, 1.25% of the initial aggregate principal amount of the Term Facility due July 2030, (iii) from the last day of the fiscal quarter ending December 31, 2027 through (and including) the last day of the fiscal quarter ending September 30, 2028, 1.875% of the initial aggregate principal amount of the Term Facility due July 2030 and (iv) from the last day of the fiscal quarter ending December 31, 2028 through the maturity date of the Term Facility due July 2030, 2.50% of the initial aggregate principal amount of the Term Facility due July 2030, with the balance payable on the maturity date of the Term Facility due July 2030.
The Facilities are subject to mandatory prepayment provisions, including requirements to prepay the Term Facility due July 2030 with (i) 75% of annual Excess Cash Flow (as defined in the New Credit Agreement), beginning with the 2026 fiscal year, to prepay the Term Facility due July 2030 (subject to specified adjustments and with the applicable percentage being reduced to (x) 50% if the first lien net leverage ratio as of the end of the applicable fiscal year is less than or equal to 1.90 to 1.00, but greater than 1.40 to 1.00 and (y) 25% if the first lien net leverage ratio as of the end of the applicable fiscal year is less than or equal to 1.40 to 1.00) and (ii) 100% of the net proceeds of asset sales and casualty events (subject to customary exceptions and customary reinvestment provisions). Amounts outstanding under the Facilities may be prepaid at any time. Certain mandatory and voluntary prepayments of the Term Facility due July 2030 are subject to payment of a premium equal to (a) before July 31, 2026, a customary make-whole premium, (b) on or after July 31, 2026, but before July 31, 2027, 2.0% of the aggregate principal amount of loans under the Term Facility due July 2030 being prepaid, (c) on or after July 31, 2027, but before July 31, 2028, 1.0% of the aggregate principal amount of loans under the Term Facility due July 2030 being prepaid and (d) thereafter, $0.
The New Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants applicable to Parent and its subsidiaries (including Borrower), including covenants governing: incurrence of liens, incurrence of indebtedness, fundamental changes, asset sales, restricted payments and investments, transactions with affiliates, burdensome agreements, modification of terms of restricted junior indebtedness, changes in nature of business and accounting changes. Additionally, in the event the aggregate outstanding revolving credit exposure under the Revolving Credit Facility due July 2030 exceeds 40% of the aggregate revolving commitments then in effect, Parent and the Borrower will be required to comply with a maximum first lien net leverage ratio commencing with the test period ending December 31, 2025 not to exceed (i) on or before March 31, 2027, 4.00 to 1.00, (ii) after March 31, 2027 and on or before March 31, 2028, 3.25 to 1.00 and (iii) thereafter, 2.50 to 1.00. The New Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. Borrowings under the Facilities will be made in U.S. dollars and bear interest at rates per annum, determined, at Borrower’s option, by reference to (i) for base rate loans, the applicable base rate (subject to a 3.00% floor) plus 6.00% and (ii) for SOFR loans, the applicable Term SOFR (as defined in the New Credit Agreement) (subject to a 2.00% floor) plus 7.00%. Borrower is also required to pay quarterly in arrears a commitment fee on undrawn commitments under the Revolving Credit Facility at a per annum rate equal to 0.25%.
The obligations under the New Credit Agreement are guaranteed by Parent and certain subsidiaries of Borrower from time to time and secured by a lien on substantially all the assets (with certain exceptions) of Borrower and such guarantors in accordance with the terms of the New Credit Agreement and the related security documents.
As of September 26, 2025, the aggregate outstanding principal amount of loans under the Term Facility due July 2030 was $1,200.0 million and the Revolving Facility due July 2030 was undrawn.

The Company capitalized $28.3 million of certain third-party debt issuance costs in connection with executing the New Credit Agreement. Approximately $26.8 million of the capitalized costs were attributed to the New Credit Agreement and were recorded as a direct reduction of long-term debt on the Company’s Consolidated Balance Sheet. Approximately $1.5 million of the capitalized costs were attributed to the Revolving Credit Facility due July 2030 and were recorded within other assets on the Company’s Consolidated Balance Sheet. These capitalized costs will be amortized into interest expense over the five-year term of the New Credit Agreement.

Endo’s Indebtedness that Remained Outstanding after the Business Combination
After the consummation of the Business Combination, Endo’s existing indebtedness remained outstanding, including existing credit facilities comprised of a revolving credit facility and term loan facility and senior secured notes. Refer to Note 3 for further information on the Business Combination.
Endo Credit Facilities
After the consummation of the Business Combination, Endo’s existing credit facilities remained outstanding. Endo’s outstanding credit facilities consist of (i) a revolving credit facility with a maturity date of April 23, 2029 and commitments equal to $400.0 million (“Revolving Credit Facility due April 2029”) and (ii) a term facility with a maturity date of April 23, 2031 with an outstanding principal balance of $1,489 million (“Term Facility due April 2031”, together with the Revolving Credit Facility due April 2029, the “Endo Credit Facilities”). As of the consummation of the Business Combination approximately $396.0 million of capacity under the Revolving Credit Facility due April 2029 is undrawn and available to Endo, net of outstanding standby letters of credit.
The Endo Credit Facilities are governed by that certain credit agreement, dated as of April 23, 2024, among Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.), as the borrower (“Endo Borrower”), Endo, as parent, the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender (as amended, modified or supplemented, the “Endo Credit Agreement”). The Endo Credit Agreement contains mandatory prepayment provisions, representations and warranties, affirmative and negative covenants and events of default that, in each case, the Company believes to be customary for senior secured credit facilities of this type. The negative covenants include, among other things, indebtedness, fundamental changes, dispositions of property and assets (including sale-leaseback transactions), investments, restricted payments, restrictive agreements, transactions with affiliates, swap arrangements, amending subordinated debt documents, changes in fiscal year and changes in the nature of business. If Endo draws more than 40% of total available credit under its Revolving Credit Facility due April 2029 (other than (a) undrawn letters of credit in an amount not to exceed $20.0 million and (b) cash collateralized or backstopped letters of credit), Endo will be required to comply with a maximum first lien net leverage ratio not to exceed 6.10 to 1.00.
Borrowings bear interest, at the borrower’s election, based on: (x) under the Revolving Credit Facility due April 2029, (i) the alternate base rate; (ii) the Canadian prime rate; (iii) Term SOFR (as defined in the Endo Credit Agreement); or (iv) Adjusted Term CORRA (as defined in the Endo Credit Agreement) and (y) under the Term Facility due April 2031, (i) the alternate base rate or (ii) Term SOFR (as defined in the Endo Credit Agreement), in each case, plus the applicable margin; provided that Term SOFR and Adjusted Term CORRA shall not be less than, with respect to loans under the Revolving Credit Facility due April 2029, 0.00% per annum, and with respect to loans under the Term Facility due April 2031, 0.50%. The applicable margins are based upon a first lien net leverage ratio as set forth in the Endo Credit Agreement, which range from: (i) for loans under the Revolving Credit Facility due April 2029 based on (x) Term SOFR or Adjusted Term CORRA, 3.00% to 3.50% and (y) alternate base rate or Canadian prime rate, 2.00% to 2.50%; and (ii) for loans under the Term Facility due April 2031 based on (x) Term SOFR, 3.75% to 4.00% and (y) alternate base rate, 2.75% to 3.00%. The Endo Borrower is also required to pay quarterly in arrears a commitment fee on undrawn commitments under the Revolving Credit Facility due 2029 at a per annum rate, based upon a first lien net leverage ratio, of 0.25% to 0.50%.
As of September 26, 2025, the aggregate outstanding principal amount of loans under the Term Facility due April 2031 was $1,485.0 million and approximately $396.0 million of capacity under the Revolving Credit Facility due April 2029 was undrawn and available to the Endo Borrower, net of outstanding standby letters of credit.
The obligations under the Endo Credit Agreement are guaranteed by Endo and certain of its subsidiaries (“Guarantors”) and secured by a lien on substantially all the assets (with certain exceptions) of the Endo Borrower and the Guarantors in accordance with the terms of the Endo Credit Agreement, the other related security documents and that certain first lien intercreditor agreement, dated as of April 23, 2024, among the notes collateral agent for the 8.50% Senior Secured Notes due April 2031 (as defined below), the collateral agent for the Endo Credit Agreement, the Endo Borrower, the Guarantors from time to time party thereto and the other agents from time to time party thereto (as amended, modified or supplemented, the “Intercreditor Agreement”).

Pursuant to the Intercreditor Agreement, with respect to any Shared Collateral (as defined in the Intercreditor Agreement) proceeds received after the occurrence, and during the continuance, of an event of default under the applicable secured debt documents and certain other circumstances, holders of the obligations under the Revolving Credit Facility due April 2029 and certain specified cash management and hedging obligations secured in connection therewith (the “Revolving Facility Obligations”), shall be paid prior to the obligations under the Term Facility due April 2031 and the obligations under the Indenture for the 8.50% Senior Secured Notes due April 2031. Moreover, the collateral agent for the Endo Credit Agreement is the controlling agent under the Intercreditor Agreement and, prior to the discharge of the Revolving Facility Obligations, will take direction from lenders holding a majority of the commitments under the Revolving Credit Facility due April 2029 in respect of the exercise of rights and remedies, including in any insolvency proceeding, consent to debtor-in-possession financing, sale of collateral, use of cash collateral, adequate protection and other customary bankruptcy provisions.
Endo’s 8.50% Senior Secured Notes due April 2031
After the consummation of the Business Combination, 8.50% Senior Secured Notes with a maturity date of April 15, 2031 issued by the Endo Borrower remained outstanding (the “8.50% Senior Secured Notes due April 2031”). As of September 26, 2025, the 8.50% Senior Secured Notes due April 2031 had an outstanding principal balance of $1,000.0 million. The 8.50% Senior Secured Notes due April 2031 are obligations of the Endo Borrower (and a subsidiary thereof), are guaranteed by the Guarantors and are secured by a lien on substantially all the assets (with certain exceptions) of the Endo Borrower and the Guarantors in accordance with the terms of the Indenture (as defined below), the other related security documents and the Intercreditor Agreement. The 8.50% Senior Secured Notes due April 2031 will mature on April 15, 2031, subject to earlier repurchase or redemption in accordance with the terms of the Indenture (as defined below), and bear interest at 8.50% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2024.
At any time prior to April 15, 2027, the 8.50% Senior Secured Notes due April 2031 are redeemable by the Endo Borrower, in whole or in part, at a redemption price equal to 100.00% of the principal amount of the 8.50% Senior Secured Notes due April 2031 redeemed, plus the greater of 1.0% of the principal amount of the 8.50% Senior Secured Notes due April 2031 redeemed and a “make-whole” premium, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
At any time prior to April 15, 2027, the Endo Borrower may redeem up to 10.00% of the original aggregate principal amount of the 8.50% Senior Secured Notes due April 2031 during each twelve-month period commencing with April 23, 2024 at a redemption price equal to 103.00% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
At any time prior to April 15, 2027, the Endo Borrower may redeem up to 40.00% of the aggregate principal amount of the 8.50% Senior Secured Notes due April 2031 with the net cash proceeds from specified equity offerings at a redemption price equal to 108.50% of the aggregate principal amount of the 8.50% Senior Secured Notes due April 2031 redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
If Endo experiences certain change of control events, the Endo Borrower must offer to repurchase the 8.50% Senior Secured Notes due April 2031 at 101.00% of their aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.
On or after April 15, 2027, the Endo Borrower may on any one or more occasions redeem all or part of the 8.50% Senior Secured Notes due April 2031 at a redemption price expressed as a percentage of the principal amount thereof, which percentages are 104.25% for the twelve-month period beginning on April 15, 2027; 102.125% for the twelve-month period beginning on April 15, 2028; and 100.00% beginning on April 15, 2029 and thereafter, in each case, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
The 8.50% Senior Secured Notes due April 2031 and the guarantees thereof were issued pursuant to an indenture by and among the Endo Borrower, Endo, the subsidiary guarantors from time to time party thereto and Computershare Trust Company, National Association, as trustee and notes collateral agent (as amended, modified or supplemented, the “Indenture”). The Indenture contains customary events of default, as well as covenants that, among other things, restrict Endo’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain dividend payments, distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Endo Borrower, create certain liens, merge, consolidate, or sell all or substantially all of Endo’s or any restricted subsidiary’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the suspension of certain of these covenants upon the 8.50% Senior Secured Notes due April 2031 receiving investment grade credit ratings.

Applicable interest rate
As of September 26, 2025, the applicable interest rate on the Company's debt instruments were as follows:

Applicable Interest Rate
Term Loan due July 2030	11.3%
Term Loan due April 2031 (1)	8.0%
8.50% Senior Secured Notes due April 2031	8.5%
(1)Includes the impact of the interest rate cap agreement, which is discussed further in Note 14.
The Company's stated long-term debt principal maturity amounts in the next five fiscal years as of September 26, 2025 are as follows:

Remainder of FY 2025	$15.0
Fiscal 2026	52.5
Fiscal 2027	82.5
Fiscal 2028	112.5
Fiscal 2029	135.0
Fiscal 2030	885.0

12.	Guarantees
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
In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of the 2020 Chapter 11 proceedings and the Irish examinership proceedings (together, the “2020 Bankruptcy Proceedings”) and is no longer a liability subsequent to June 16, 2022. The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the 2020 Bankruptcy Proceedings. As of September 26, 2025 and December 27, 2024, $22.0 million and $21.3 million, respectively, remained in restricted cash, included in other long-term assets on the unaudited condensed consolidated balance sheets. As of September 26, 2025, the Company does not expect to make future payments related to these indemnification obligations.
As of September 26, 2025 and December 27, 2024, the Company had various other letters of credit, guarantees and surety bonds totaling $30.4 million and $29.4 million, respectively. As of September 26, 2025 and December 27, 2024, the Company had restricted cash of $39.6 million and $41.8 million, respectively, held in segregated accounts primarily to collateralize surety bonds for the Company's environmental liabilities.

13.	Commitments and Contingencies
U.S. Government Cooperative Agreement
In the third quarter of 2023, Endo International plc entered into an agreement with the U.S. Department of Defense (“DoD”) to expand the Company's Sterile Injectables segment's fill-finish manufacturing production capacity at its Rochester, Michigan manufacturing facility to support the U.S. government's national defense efforts regarding production of critical medicines advancing pandemic preparation (“U.S. Government Cooperative Agreement”). The U.S. Government Cooperative Agreement was subsequently transitioned to Endo and/or certain of its subsidiaries. The Company acquired the U.S. Government Cooperative Agreement as part of the Business Combination. Refer to Note 3 for further information on the Business Combination. In connection with the Separation, the U.S. Government Cooperative Agreement was transitioned to Par Health and/or certain of its subsidiaries.

The sterile fill-finish manufacturing assets is intended to be available to support future commercial operations, subject to the U.S. government’s conditional priority access and certain preferred pricing obligations under the U.S. Government Cooperative Agreement. The U.S. government will have conditional priority access to the facility for an initial period of ten years from the completion of the expansion project, which could be extended in the future after good faith negotiation and on commercially reasonable terms and conditions. Specifically, the U.S. government (or a third-party U.S. government supporting entity) will have priority access to utilize the new sterile fill-finish manufacturing assets for the production of a medical countermeasure if a determination is made in writing by the Secretary of the Department of Health and Human Services that the priority access is needed to respond to a disease, health condition or other threat to the public health that causes a public health emergency or a credible risk of such an emergency. The U.S. Government Cooperative Agreement also contemplates the establishment of separate supply agreements to be negotiated in good faith on mutually-acceptable commercially reasonable terms.
Under the terms of the U.S. Government Cooperative Agreement, certain qualifying costs are eligible for reimbursement by the U.S. government under a cost share arrangement, generally within 30 days of the Company submitting requests for reimbursement. The Company must generally incur the costs before subsequently seeking reimbursement of qualifying costs from the U.S. government. Amounts reimbursed are subject to audit and may be recaptured by the U.S. government in certain circumstances.
Construction is currently in progress. The Company estimates that approximately ninety percent of the Company’s expected capital expenditures related to this agreement, as well as the corresponding reimbursements from the U.S. government, have occurred through September 26, 2025. The Company anticipates that facility readiness will occur in 2026, but there can be no assurance this will occur within such timeframe, or at all.
The following table summarizes certain information about the activity under the U.S. Government Cooperative Agreement through September 26, 2025:

Cumulative grant proceeds received to reimburse asset construction	$80.2
Capex reimbursement receivable, included in accounts receivable, net	0.4
Cumulative amounts applied against assets placed in service (1)	(20.5)
Total deferred grant income (2)	$60.1

Assets under construction, gross	$78.2
Assets placed in service, gross	27.0
Portion of costs included in property, plant and equipment, net	(24.6)
Cumulative amounts applied against assets placed in service (1)	(20.5)
Total deferred grant income (2)	$60.1
(1)Portions of the facility constructed under the U.S. Government Cooperative Agreement, including machinery and equipment, have been placed into service. Consistent with the Company’s policy election, discussed in the Summary of Significant Accounting Policies in Note 1. Background and Basis of Presentation, the Company has deducted the corresponding grant reimbursement from Property, plant and equipment, net when the asset was placed in service.
(2)These balances represent the reimbursable portion of costs included in assets under construction included in Other liabilities in the Consolidated Balance Sheets.
Approximately $0.3 million, net has been charged to expense, including depreciation for assets placed into service, during the period from the Business Combination through September 26, 2025, with the majority of such expense included within SG&A expenses and COGS in the Company’s unaudited condensed consolidated statements of operations.
Legal Proceedings and Investigations
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
U.S. Attorney's Office Subpoena W.D. Va. In February 2025, the Company received a subpoena duces tecum from the U.S. Attorney’s Office for the Western District of Virginia (“WDVA USAO”) seeking production of data and information for the time period from January 1, 1996 to the present relating to pharmacy benefit managers, including remuneration provided to or rebates negotiated with pharmacy benefit managers, and also including communications with pharmacy benefit managers related to the prescription, administration, or safety or efficacy of opioids. The Company has since received two additional subpoenas from WDVA USAO seeking related material as recently as April 2025. The Company is in the process of responding to the subpoena and is cooperating with the investigation. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
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
Generics Grand Jury Subpoenas
U.S. Attorney's Office Subpoena W.D. Va. In August 2023, the Company received a grand jury subpoena from the WDVA USAO. Subsequently, the Company received additional grand jury subpoenas from the WDVA USAO, most recently, in November 2025. The subpoenas seek production of certain data and information for the time period from July 17, 2012 to the present, including information and data relating to the Company’s Generics controlled substances compliance program, the Company's reporting of suspicious orders for controlled substances, chargebacks and other transactions, financial accounts related to these issues, financial transactions involving prescription drug products, and communications between the Company and the U.S. Drug Enforcement Administration.
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
Endo Brands
U.S. Attorney's Office Subpoena W.D. Va. In March 2025, Endo USA, Inc. (“Endo USA”) received a subpoena duces tecum issued by the WDVA USAO requesting documents and information from 1996 through the present related to any interactions by Endo USA, its affiliates, predecessors or other related parties with pharmacy benefit managers, including (i) remuneration provided, (ii) negotiation of rebates, (iii) communications regarding the prescription, administration or payment for opioid medications, and (iv) communications regarding the safety or efficacy of opioid medications. Endo USA has since received two additional subpoenas from WDVA USAO seeking related material as recently as April 2025. Endo USA has responded to the subpoenas and is cooperating with the investigation. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
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

U.S. Department of Justice Civil Investigative Demand. In October 2025, Endo received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice under the False Claims Act seeking documents and information from January 2020 through the present. The CID concerns allegations that (1) Endo violated the False Claims Act by paying kickbacks to induce the purchase of Xiaflex®, in violation of the Anti-Kickback Statute and (2) Endo inflated reimbursement rates for Xiaflex® by excluding applicable price concessions from average sales price reports submitted to the Centers for Medicare & Medicaid Services. Endo intends to respond to the CID and cooperate with the investigation. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.

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
Mallinckrodt Pharmaceuticals Ireland Limited, et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (collectively “Airgas”) in the U.S. District Court for the District of Delaware (“District of Delaware”) following notice from Airgas of its ANDA submission seeking approval from the FDA for a generic version of INOmax® (nitric oxide) gas, for inhalation (“INOmax”). Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011. In February 2024, the court entered stipulations of consent for filing of an amended complaint. In March 2024, the court granted Air Liquide S.A.’s motion to dismiss. Airgas Therapeutics, LLC and Airgas USA LLC remain parties to the litigation. In January 2025, the court denied the Company’s motion for preliminary injunction seeking to prevent defendants Airgas Therapeutics LLC and Airgas USA LLC from infringing the Company’s U.S. patents during the pendency of the litigation. The defendants have filed a motion for summary judgment. There was a jury trial in September 2025. At trial, the Company asserted three patents. The Company was seeking monetary and equitable relief. On September 12, 2025, the jury returned a verdict in favor of the Company. The jury found that AirGas willfully infringed all three patents. The jury awarded almost $9.5 million in monetary damages. On October 7, 2025, the Court entered judgment that Airgas infringes the asserted patents under 35 U.S.C. 271(e), and will enter judgment on remedies after hearing motions for judgment as a matter of law.
One of the patents asserted against Airgas were previously asserted in the District of Delaware against Praxair Distribution, Inc. and Praxair, Inc. (collectively “Praxair”) in 2015 and 2016 following Praxair's submissions with FDA seeking approval for a nitric oxide drug product and delivery system. The litigation against Praxair resulted in Praxair's launch of a competitive nitric oxide product. The Company continues to develop and pursue patent protection of next generation nitric oxide delivery systems and additional uses of nitric oxide and intends to vigorously enforce its intellectual property rights against any parties that may seek to market a generic version of the Company's INOmax product and/or next generation delivery systems.
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
In October 2023, the Company received notification that Sawai Pharmaceutical Co., Ltd. (“Sawai”) had filed petitions for two invalidation trials against two PTE registrations for JP Patent No. 4332353. In June 2025, the JPO determined that none of the invalidation grounds can stand and concluded that the two PTE registrations for the 24 and 12μg capsules are valid. Sawai has appealed the JPO decision for both PTE registrations. Sawai has filed a preparatory brief and the Company has filed a preparatory brief in response in both appeals. Briefing for both appeals is expected to be completed by the end of December 2025.
In December 2023, the Company received notification that Sawai had filed a petition for an invalidation trial against JP Patent No. 4332353. The JPO held a hearing in December 2024 relating to Sawai’s challenge of JP Patent No. 4332353, and in May 2025 the JPO issued a decision finding that all of the asserted claims in respect of JP Patent No. 4332353 are valid and will be maintained. Sawai has appealed the JPO's decision. All parties have filed preparatory briefs. Briefing is expected to be completed by the end of November 2025.

In January 2024, the Company received notification that Towa Pharmaceutical Co., Ltd. (“Towa”) had filed a petition for an invalidation trial against the PTE registration for JP Patent No. 4332353. In June 2025, the JPO issued a decision finding that all of the Company’s asserted claims in respect of JP Patent No. 4332353 are valid and will be maintained. The JPO also determined that none of the invalidation grounds can stand and concluded that the PTE registration is valid. Towa has not appealed the JPO decision, and the deadline for filing an appeal has passed.
In April 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations of three additional patents (JP Patent No. 4786866, JP Patent No. 4852229, and JP Patent No. 4889219). The JPO held a hearing in August 2025 with respect to the three invalidations trials regarding the 12 µg PTE registrations. The Company is awaiting the JPO’s Notification of Completing Examination in each of the three invalidation trials.
In April 2024, the Company received notification that Sawai had filed a petition for invalidation trial against JP Patent No. 4786866. The JPO held an oral hearing in April 2025 in the invalidation trial. The Company is awaiting the JPO’s Notification of Completing Examination in the invalidation trial.
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
Amitiza Patent Infringement Suit. In October 2025, the Company intervened in a patent infringement suit filed by Viatris Pharmaceuticals Japan G.K. (“Viatris”) against Sawai, in Osaka District Court, Civil Division, related to certain Japanese patents. Viatris has filed lawsuits against Sawai alleging that Sawai has infringed JP Patent Nos. 4889219 (“the ‘219 patent”) and 4332353 (“the ‘353 patent”). In the lawsuit, Viatris alleges that Sawai has infringed the ‘219 and ‘353 patents by filing an application for marketing approval of a generic drug of Amitiza 24 mcg capsules. Petitions for preliminary injunction have also been filed against Sawai to enjoin them from continuing to infringe the ‘219 and ‘353 patents. The Company filed petitions to intervene in both lawsuits to support Viatris in their claims against Sawai and to defend the validity of the ‘219 and ‘353 patents.
Endo USA, Inc.
Baxter Healthcare. Endo Operations Limited exclusively licenses several patents that relate to Endo USA’s ADRENALIN® (epinephrine in sodium chloride injection) product. On May 30, 2025, Endo Operations Limited received a Notice of Paragraph IV Certification from Baxter Healthcare regarding its supplemental NDA seeking approval from the FDA to market its 4 mg/ 250 mL presentation of epinephrine in sodium chloride injection product. On July 10, 2025, Endo Operations Limited, Endo USA, PH Health Limited, and Par Health USA, LLC filed an action against Baxter Healthcare in the District of Delaware, captioned Endo Operations Limited, Endo USA, Inc., PH Health Limited, and Par Health USA, LLC v. Baxter Healthcare Corporation, No. 25-861 (D. Del.), for infringement of the licensed patents. The filing of the action triggered a 30-month stay of FDA’s approval of Baxter’s 4 mg/ 250 mL presentation of epinephrine in sodium chloride injection, which expires on November 30, 2027. The Endo Parties filed an amended complaint in September 2025. In October 2025, Baxter Healthcare filed a motion to dismiss the amended complaint.

Commercial and Securities Litigation
Putative Class Action Securities Litigation (Continental General). On July 7, 2023, a putative class action lawsuit was filed against the Company, its Chief Executive Officer (“CEO”) Sigurdur Olafsson, its former Chief Financial Officer (“CFO”) Bryan Reasons, and the former Chair of the Board, Paul Bisaro, in the U.S. District Court for the District of New Jersey(“DNJ”), captioned Continental General Insurance Company and Percy Rockdale, LLC v. Mallinckrodt plc et al., No. 23-cv-03662. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between June 17, 2022 and June 14, 2023. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10b-5 promulgated thereunder related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s opioid-related litigation settlement and the risk of additional filings for bankruptcy protection. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court in September 2023 and in December 2023, an amended complaint was filed by the lead plaintiff against Olafsson, Reasons, and Bisaro (“Individual Defendants”). As to the Company, any liability to the plaintiffs in this matter was discharged upon emergence from the 2023 Bankruptcy Proceedings. Mallinckrodt assumed the obligation to defend and indemnify the individual defendants. In September 2024, the court denied the Individual Defendants' motion to dismiss. The Individual Defendants answered the amended complaint in October 2024. In April 2025, the parties reached an agreement in principle to resolve all claims in this matter for a settlement payment of $5.5 million, which was funded in part by the Company and in part by the Company’s insurance carriers. The Company accrued $4.4 million related to remaining costs associated with the settlement and a receivable of $0.5 million related to insurance proceeds in the unaudited condensed consolidated balance sheet as of March 28, 2025. The Company paid the settlement amount during the three months ended June 27, 2025. The DNJ scheduled a final approval hearing December 2025.

Alta Fundamental. In September 2024, a lawsuit was filed against the Company, its CEO Sigurdur Olafsson, its former CFO Bryan Reasons, the former Chair of the Board Paul Bisaro, its former Chief Strategy and Restructuring Officer Jason Goodson, and its former Global Controller and Chief Investor Relations Officer Daniel Speciale (“Individual Defendants”), in the U.S. District Court for the District of New Jersey(“DNJ”), captioned Alta Fundamental Advisors, LLC et al. v. Bisaro et al., No. 24-cv-09245. Plaintiffs allege similar facts to those in the Continental General action, and like in that action, the Alta Fundamental lawsuit generally alleges that the defendants made false and misleading statements related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to Mallinckrodt’s opioid-related litigation settlement and the risk of additional filings for bankruptcy protection. The lawsuit alleges claims under Sections 10(b), 18(a), and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and the New Jersey Uniform Securities Act, as well as common law fraud and negligent misrepresentation. Mallinckrodt assumed the obligation to defend and indemnify the Individual Defendants. The lawsuit seeks monetary damages in an unspecified amount. In June 2025, the court granted in part and denied in part the Individual Defendants' motion to dismiss. The individual defendants have filed a motion for reconsideration as to the court’s partial denial. Certain of the Individual Defendants have filed a motion for reconsideration as to the court’s partial denial. The Individual Defendants who did not file a motion for reconsideration answered the complaint in August 2025.
Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its former CEO Mark C. Trudeau, its former CFO Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired Mallinckrodt's securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. On July 30, 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. On August 10, 2020, an amended complaint was filed by the lead plaintiff alleging an expanded putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the “Strougo Defendants”) The amended complaint claims that the defendants made various false and/or misleading statements and/or failed to disclose various material facts regarding Acthar Gel and its results of operations. In October 2020, the defendants filed a motion to dismiss the amended complaint. In March 2022, the Strougo action was administratively closed. On March 29, 2022, the Strougo action was reinstated only with respect to the Strougo Defendants, and the Strougo Defendants filed their reply in support of their motion to dismiss on May 2, 2022. As to the Company, this matter was resolved in the 2020 Bankruptcy Proceedings with no further liability against the Company. However, the Company had indemnification obligations as to the Strougo Defendants. In December 2022, the District Court issued an order denying the Strougo Defendants' motion to dismiss in all respects and the Strougo Defendants answered the complaint. In June 2024, the parties reached an agreement in principle to resolve all claims in this matter for a settlement payment of $46.0 million, which was funded by the Company’s insurance carriers. As of December 27, 2024, a $46.0 million receivable and payable were recorded in prepaid expenses and other current assets and accrued and other current liabilities, respectively. The district granted final approval of the settlement on April 15, 2025. The Company released the $46.0 million receivable and payable upon final approval of the settlement during the three months ended June 27, 2025. The increase and decrease in the receivable and payable was reflected within other changes in assets and liabilities within the unaudited condensed consolidated statement of cash flows for the nine months ended September 26, 2025 and nine months ended September 27, 2024, respectively.
KVK Tech, Inc. v. Mallinckrodt LLC and SpecGx LLC. In November 2025, KVK Tech, Inc. (“KVK”) filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania against Mallinckrodt LLC and SpecGx LLC, alleging breach of contract and violations of federal antitrust laws related to the supply of active pharmaceutical ingredients (APIs) including Acetaminophen USP and Oxycodone Hydrochloride USP. Although the Company raised concerns about KVK’s compliance program that it contends warranted restriction of sales of controlled substances and other APIs used in the production of controlled substances finished dose products, KVK claims that it should be allowed to continue purchasing such APIs from the Company. The Complaint seeks monetary damages, treble damages, attorneys’ fees, and injunctive relief. The Company intends to vigorously defend against the allegations in the Complaint. The Company is unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any.

Generic Pharmaceutical Antitrust Multi-District Litigation
In August 2016, a multi-district litigation (“MDL”) was established in the EDPA relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (“Generic Pricing MDL”). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. The Generic Pricing MDL includes lawsuits against the Company and dozens of other pharmaceutical companies, including a complaint filed by Attorneys General for 51 States, Territories and the District of

Columbia seeking monetary damages and injunctive relief (“AG Litigation”). Since its inception, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 200 generic pharmaceutical drugs. Although the AG Litigation had been consolidated in the EDPA in the Generic Pricing MDL, a 2022 federal legislative change exempted state antitrust enforcement actions arising under federal antitrust law from MDLs. As a result, the plaintiffs sought and won a remand to the jurisdiction in which the case was filed, the District of Connecticut. As a result of this change and resulting action, the Company filed its answer to the plaintiffs’ amended complaint in the District Court of Connecticut in September 2024. While the Company believes it is not subject to monetary damages in connection with these matters, as a result of the 2020 Bankruptcy Proceedings and vigorously disagrees with the plaintiffs' characterization of the facts and law, the Company is not able to reasonably estimate whether any injunctive relief will be granted, and if granted, whether it will materially impact the Company's financial position or operations. The joint defense group filed motions for summary judgment; certain of those motions were denied in August 2025 and October 2025, and others remain pending.

Environmental Remediation and Litigation Proceedings
The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites, including as described below. The ultimate cost of site cleanup and timing of future cash outlays is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. The Company concluded that, as of September 26, 2025, it was probable that it would incur remediation costs in the range of $17.0 million to $51.5 million. The Company also concluded that, as of September 26, 2025, the best estimate within this range was $35.6 million, of which $1.0 million was included in accrued and other current liabilities and the remainder was included in environmental liabilities on the unaudited condensed consolidated balance sheets as of September 26, 2025. While it is not possible at this time to determine with certainty the ultimate outcome of these matters, the Company believes, given the information currently available, that the final resolution of all known claims, after taking into account amounts already accrued, will not have a material adverse effect on its financial condition, results of operations and cash flows.
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
In August 2018, the EPA finalized a buyout offer of $0.3 million with the Company, limited to its former Lodi facility, for the lower 8 miles of the River. In September 2021, the EPA issued the ROD for the upper 9 miles of the River selecting source control as the remedy for the upper 9 miles with an estimated cost of $441.0 million. In September 2022, the Company entered into a conditional $0.3 million Early Cash-Out Consent Decree (“CD”) with the EPA as a buyout for its portion of the upper part of the River related to its former Lodi facility; finalization of the CD was subject to EPA approval following the public comment period. The comment period resulted in a modification to the CD by the EPA which includes a cost reopener of $3.7 billion to the covenant not to sue. In January 2024, the United States filed the modified CD with the U.S. District Court for the District of New Jersey, and a motion for entry and response to comments was filed. One of the parties, OxyChem, filed a brief in opposition to the motion to enter the modified CD. In December 2024, the judge granted the motion to enter the modified CD and the requests from OxyChem for discovery, oral argument and a hearing were denied. In January 2025, Nokia of America appealed the judge’s decision to the Third Circuit Court of Appeals. The U.S. Department of Justice filed its response to the OCC and Nokia briefs in October 2025 asking the Third Circuit Court of Appeals to affirm the judge’s decision.
The portion of the liability related to the Belleville facility was discharged against the Company as a result of the plan of reorganization effective June 16, 2022. The portion of the liability related to the Lodi facility remains a part of the reserve until the CD is lodged.
As of September 26, 2025, the Company estimated that its remaining liability related to the River was $21.2 million, which was included within environmental liabilities on the unaudited condensed consolidated balance sheet as of September 26, 2025. Despite the issuance of the revised FFS and the RODs for both the lower and upper River by the EPA, the RI/FS by the CPG, and the conditional CD by the EPA, there are many uncertainties associated with the final agreed-upon remediation, potential future liabilities and the Company's allocable share of the remediation. Given those uncertainties, the amounts accrued may not be indicative of the amounts for which the Company may be ultimately responsible and will be refined as the remediation progresses.

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
At the Endo Debtors’ request, the New York Bankruptcy Court appointed the Future Claimants' Representative (“FCR”) in the Endo Chapter 11 Cases. As further described in the applicable New York Bankruptcy Court filings, the FCR represents the rights of individuals who may in the future assert one or more personal injury claims against the Endo Debtors or a successor of the Endo Debtors’ businesses relating to the Endo Debtors’ opioid or transvaginal surgical mesh products, but who could not assert such claims in the Endo Chapter 11 Cases because, among other reasons, such individuals were unaware of the alleged injury, had a latent manifestation of the alleged injury or were otherwise unable to assert or incapable of asserting claims based on the alleged injury. Under the Endo Plan and the settlement contemplated thereby, the trust established for the benefit of eligible future claimants assumed liability for all future claims in exchange for Endo’s ongoing obligation to fund such trust. As of September 26, 2025, the Company accrued for loss contingencies of approximately $8.4 million, representing the unpaid portion of the settlement consideration payable under the Endo Debtors’ settlement with the FCR, which Endo assumed on the Endo Effective Date. The liability was assumed as part of the purchase accounting for the Business Combination, which is discussed further in Note 3.
Under the Endo Plan, the U.S. Government Economic Settlement provides for payment by Endo of contingent consideration of $25.0 million per year for each of 2024 to 2028 (capped at $100.0 million in the aggregate) if EBITDA exceeds defined baselines, as set forth in the U.S. Government Economic Settlement. Endo did not meet the established EBITDA target for fiscal year 2024 and does not expect to meet the established EBITDA targets in any of the fiscal years 2025 through 2028. No payments have been made or accrued for related to the achievement of certain EBITDA outperformance targets.

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

The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

		Fair Value Measurement Using Fair Value Hierarchy:
	September 26, 2025	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$27.0	$18.0	$9.0	$—
Equity securities	9.3	9.3	—	—
Interest rate cap	0.9	—	0.9	—
	$37.2	$27.3	$9.9	$—
Liabilities:
Deferred compensation liabilities	$27.7	$—	$27.7	$—
Contingent consideration liabilities	43.8	—	—	43.8
	$71.5	$—	$27.7	$43.8

		Fair Value Measurement Using Fair Value Hierarchy:
	December 27, 2024	Level 1	Level 2	Level 3
Assets:
Debt and equity securities held in rabbi trusts	$25.4	$17.4	$8.0	$—
Equity securities	12.0	12.0	—	—
Interest rate cap	5.3	—	5.3	—
	$42.7	$29.4	$13.3	$—
Liabilities:
Deferred compensation liabilities	$22.5	$—	$22.5	$—
Contingent consideration liabilities	17.5	—	—	17.5
	$40.0	$—	$22.5	$17.5
Debt and equity securities held in rabbi trusts. Debt securities held in rabbi trusts primarily consist of U.S. government and agency securities and corporate bonds. When quoted prices are available in an active market, the investments are classified as Level 1. When quoted market prices for a security are not available in an active market, they are classified as Level 2. Equity securities held in rabbi trusts primarily consist of U.S. common stocks, which are valued using quoted market prices reported on nationally recognized securities exchanges. Proceeds from debt and equity securities held in rabbi trusts were $22.6 million for the nine months ended September 27, 2024.
Equity securities. Equity securities consist of shares in Silence Therapeutics plc and Panbela Therapeutics, Inc. for which quoted prices are available in an active market; therefore, these investments are classified as Level 1 and are valued based on quoted market prices reported on internationally recognized securities exchanges. The three and nine months ended September 26, 2025 included $0.4 million of unrealized gains and $2.6 million of unrealized losses, respectively, on equity securities related to investments in Silence Therapeutics plc and Panbela Therapeutics, Inc, while the three and nine months ended September 27, 2024 included $1.3 million of unrealized losses and $1.4 million of unrealized gains, respectively. These amounts were recorded within other income (expense), net, in the unaudited condensed consolidated statements of operations.
Interest rate cap. The Company is exposed to interest rate risk on its variable-rate debt. During the three months ended March 31, 2023, the Company entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and, subject to the non-exercise of termination rights by the counterparty, provides the Company with interest rate protection, through March 26, 2026, to the extent that the one-month secured overnight funding rate (“SOFR”) exceeds 3.84%. For purposes of the interest rate cap, SOFR is measured on a predetermined business day of every month, which may not coincide with either the Company’s fiscal period end or the date that SOFR is determined for purposes of the Company’s indebtedness. The impact of the interest rate cap on the Company’s applicable interest rates as disclosed in Note 11 reflect the SOFR rate in effect on September 26, 2025.
The interest rate cap agreement is not accounted for as a cash flow hedge and the changes in fair value of the interest rate cap were recorded within other income (expense), net, in the unaudited condensed consolidated statements of operations. The fair value of the interest rate cap is included in other assets on the Company’s unaudited condensed consolidated balance sheets as of September 26, 2025 and December 27, 2024.

The Company elected to use the income approach to value the interest rate cap derivative using observable level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable such as SOFR rate curves, futures and volatilities. Mid-market pricing is used as a practical expedient in the fair value measurements. The three and nine months ended September 26, 2025 included $1.4 million and $4.4 million of unrealized losses, respectively, related to the changes in fair value of the interest rate cap in other income (expense), net, in the unaudited condensed consolidated statements of operations, while the three and nine months ended September 27, 2024 included $9.9 million and $8.6 million of unrealized loss, respectively.
Debt derivative liabilities. The debt derivative liabilities related to the Company's former Takeback Term Loans and Takeback Notes were measured using a 'with and without' valuation model to compare the fair values of each debt instrument including the identified embedded derivative feature. The “with” value corresponds to the fair value of each instrument assuming mandatory prepayment upon an asset sale. The “without” value corresponds to the fair value of each instrument assuming no mandatory prepayment upon an asset sale. These derivative liabilities were classified as Level 3 and the fair value of the debt instruments including the embedded derivative features were determined using the Black-Derman-Toy model, which included significant unobservable inputs of probability and estimated timing of mandatory prepayment event before November 2025. The debt instruments for which the derivatives related were paid in full during the three months ended September 26, 2025 as further described in Note 11.
The debt derivative liability is recorded at fair value, with the changes in fair value reported within earnings. The debt derivative liability was zero as of both September 26, 2025 and December 27, 2024. The three and nine months ended September 27, 2024 included an $8.0 million and a $2.7 million decrease in debt derivative liability, respectively, recognized in other income (expense), net, within the unaudited condensed consolidated statements of operations.
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
Contingent consideration liability. The fair value of contingent consideration liabilities is determined using unobservable inputs; hence, these instruments represent Level 3 measurements within the above-defined fair value hierarchy. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes recorded in earnings. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could have resulted in significant adjustments to fair value.
Terlivaz Contingent Value Rights. The Company will provide consideration for the Terlivaz® contingent value right agreement (“CVR”) primarily based upon the achievement of a cumulative net sales milestone. The determination of fair value is dependent upon a number of factors, which include projections of future net sales, a weighted average cost of capital, and certain other market data. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. As of September 26, 2025 and December 27, 2024, the fair value of the Terlivaz CVR was classified within accrued and other current liabilities and other liabilities, respectively in the unaudited condensed consolidated balance sheets.
Auxilium Contingent Consideration. In 2015, Endo acquired Auxilium, which was a party to an agreement pursuant to which it was obligated to make certain contingent cash consideration payments, related primarily to sales-based royalties on Edex®. The agreement calls for sales-based royalty payments to continue indefinitely until pre-determined market conditions are met. As a result of the Business Combination, the Company assumed the obligation. The acquisition date fair value was estimated based on a discounted cash flow model (income approach). The Company determined the fair value of the Auxilium Contingent Consideration as of September 26, 2025 to be $23.5 million, of which $2.9 million is classified as current. The current portion of the liability is classified within accrued and other current liabilities in the unaudited condensed consolidated balance sheet while the remaining balance is classified within other liabilities in the unaudited condensed consolidated balance sheet.
The following table summarizes activity for contingent consideration:

	Terlivaz CVR	Auxilium	Other	Total
December 27, 2024	$17.5	$—	$—	$17.5
Business Combination additions (Note 3)	—	24.8	0.4	25.2
Fair value adjustment	2.5	0.4	—	2.9
Payments	—	(1.7)	(0.1)	(1.8)
September 26, 2025	$20.0	$23.5	$0.3	$43.8

The following table summarizes the expenses recorded within SG&A in the unaudited condensed consolidated statements of operation:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Terlivaz CVR	$1.7	$1.1	$2.5	$3.2
Auxilium	0.4	—	0.4	—
Total contingent consideration expense	$2.1	$1.1	$2.9	$3.2
Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of September 26, 2025 and December 27, 2024:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other highly liquid investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (Level 1). The fair value of restricted cash was equivalent to its carrying value of $155.1 million and $63.1 million as of September 26, 2025 and December 27, 2024 (Level 1), respectively. The restricted cash relates to indemnities, bank guarantees and certain self-insurance matters.
•The Company's life insurance contracts are carried at cash surrender value, which is based on the present value of future cash flows under the terms of the contracts (Level 3). Significant assumptions used in determining the cash surrender value include the amount and timing of future cash flows, interest rates and mortality charges. The fair value of these contracts approximates the carrying value of $30.9 million and $43.7 million as of September 26, 2025 and December 27, 2024, respectively. These contracts are included in other assets on the unaudited condensed consolidated balance sheets. Proceeds from life insurance contracts were $14.0 million for the nine months ended September 26, 2025.
•The Company’s 8.50% Senior Secured Notes due April 2031 are classified as Level 1, as quoted prices are available in the active market. The quoted market prices for the Company’s Takeback Term Loans are not available in an active market and as a result are classified as Level 2 for purposes of developing an estimate of fair value. The Company’s Takeback Notes and Takeback Term Loans were repaid prior to the Business Combination. The Company's former Takeback Notes were classified as Level 1, as quoted prices were available in the active market. The quoted market prices for the Company's former Takeback Term Loans were not available in an active market and as a result were classified as Level 2 for purposes of developing an estimate of fair value. The following table presents the carrying values and estimated fair values of the Company's debt as of the end of each period:

	September 26, 2025		December 27, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
8.50% Senior Secured Notes due April 2031	$1,062.8	$1,071.7	$—	$—
14.75% Second-Out Takeback Notes due November 2028	—	—	505.4	511.6

Level 2:
Term Loan due July 2030	1,200.0	1,242.0	—	—
Term Loan due April 2031	1,491.4	1,493.4	—	—
Second-Out Takeback Term Loan Due November 2028	—	—	410.2	415.4
Total Debt	$3,754.2	$3,807.1	$915.6	$927.0
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

The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
FFF Enterprises, Inc.	23.2%	23.3%	27.4%	21.7%
Cencora, Inc.	18.4	*	19.1	13.7
McKesson Corporation	13.5	*	10.1	*
Cardinal Health, Inc.	11.6	*	*	*
* Net sales attributable to this distributor were less than 10.0% of the Company's total net sales for the respective periods presented above.
The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	September 26, 2025	December 27, 2024
Cencora, Inc.	36.9%	34.9%
McKesson Corporation	22.2	19.8
Cardinal Health, Inc.	14.1	*
FFF Enterprises, Inc.	*	12.1
* Accounts receivable to this distributor were less than 10.0% of the Company’s total accounts receivable for the respective period presented above.
The following table shows net sales attributable to products that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Acthar Gel	24.1%	25.0%	28.5%	23.3%
Xiaflex (Note 3)	12.0	**	*	**
INOmax	*	12.7	11.1	13.5
Therakos (Note 3)	*	13.4	*	13.0
* Net sales attributable to this product were less than 10.0% of the Company's total net sales for the respective periods presented above.
** This product was acquired from Endo as a result of the Business Combination. The Company’s concentration of net sales attributable to products reflects the inclusion of two months of Endo’s performance in its consolidated results for the three and nine months ended September 26, 2025.

15.	Segment Data
The Company operated its business in three reportable segments, which are further described below:
•Specialty Brands includes innovative specialty pharmaceutical brands;
•Generics includes generic drugs and API(s); and
•Sterile Injectables includes vials and RTU sterile injectable products.
As a result of the Business Combination, the Company is now organized into three reportable segments, which contain different types of products with different target end-consumers, sales and marketing requirements, distribution channels and pricing strategies, among other reasons. The Company has not aggregated its operating segments. The Company’s operating results for the three and nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results. Refer to Note 3 for further information on the Business Combination.
The Company’s chief operating decision maker (“CODM”) is the President, Chief Executive Officer and Director. The CODM measures and evaluates the Company's operating segments based on segment net sales by product type and segment operating income. The CODM uses this information to evaluate the Company’s businesses operations and allocate resources. The CODM considers budget-to-actual variances of segment net sales and segment operating income on a quarterly basis to assess performance and make decisions about allocating resources to the segments.
The accounting policies of the segments are the same as those applied to the consolidated financial statements as further described in Note 3 of this Form 10-Q and in Note 3 of the Company’s 2024 Form 10-K. Certain amounts that the Company considers to be non-recurring or non-operational are excluded from segment operating income because the CODM evaluates the operating results of the segments excluding such items. These items may include, but are not limited to corporate and unallocated expenses, combination, integration, and other related costs, and liabilities management and separation costs. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating loss and are reflected in the reconciliations presented below.
The CODM manages assets on a total company basis, not by operating segment. The CODM is not regularly provided any asset information by operating segment and, accordingly, the Company does not report asset information by operating segment. Total assets were approximately $8,467.7 million and $3,302.6 million as of September 26, 2025 and December 27, 2024, respectively.
Selected information by reportable segment was as follows:

	Three Months Ended September 26, 2025
	Specialty Brands (1)	Generics (1)	Sterile Injectables (1)	Total
Net sales	$416.0	$289.9	$47.2	$753.1
Cost of sales	238.3	198.9	56.9	494.1
Selling, general and administrative expenses	115.4	32.4	5.1	152.9
Research and development expenses	16.1	7.5	7.4	31.0
Segment operating income (loss)	$46.2	$51.1	$(22.2)	75.1
Corporate and unallocated expenses:
Cost of sales (2)				5.0
Selling, general and administrative expenses (2)				198.8
Combination, integration, and other related expenses (3)				93.8
Research and development expenses (2)				13.3
Liabilities management and separation costs (4)				33.3
Operating loss				(269.1)
Interest expense				(70.6)
Interest income				6.5
Gain on debt extinguishment				4.6
Gain on divestiture				0.8
Other income, net				0.8
Loss from continuing operations before income taxes				$(327.0)

Depreciation and amortization	$42.9	$17.5	$2.2

	Three Months Ended September 27, 2024
	Specialty Brands	Generics	Sterile Injectables	Total
Net sales	$286.0	$219.5	$—	$505.5
Cost of sales	133.8	147.0	—	280.8
Selling, general and administrative expenses	63.7	23.3	—	87.0
Research and development expenses	10.7	7.2	—	17.9
Restructuring charges, net	0.1	—	—	0.1
Segment operating income	$77.7	$42.0	$—	119.7
Corporate and unallocated expenses:
Cost of sales (2)				3.6
Selling, general and administrative expenses (2)				54.2
Research and development expenses (2)				10.3
Liabilities management and separation costs (4)				15.2
Operating income				36.4
Interest expense				(59.0)
Interest income				7.4
Other expense, net				(3.8)
Loss from continuing operations before income taxes				$(19.0)

Depreciation and amortization	$16.3	$9.8	$—

	Nine Months Ended September 26, 2025
	Specialty Brands (1)	Generics (1)	Sterile Injectables (1)	Total
Net sales	$887.6	$723.3	$47.2	$1,658.1
Cost of sales	440.1	459.8	56.9	956.8
Selling, general and administrative expenses	233.8	90.6	5.1	329.5
Research and development expenses	31.7	18.3	7.4	57.4
Restructuring charges, net	(2.2)	—	—	(2.2)
Segment operating income (loss)	$184.2	$154.6	$(22.2)	316.6
Corporate and unallocated expenses:
Cost of sales (2)				12.6
Selling, general and administrative expenses (2)				320.3
Combination, integration, and other related expenses (3)				136.9
Research and development expenses (2)				31.0
Liabilities management and separation costs (4)				36.9
Operating loss				(221.1)
Interest expense				(136.0)
Interest income				18.2
Gain on debt extinguishment				4.6
Loss on divestiture				(5.9)
Other income, net				2.2
Loss from continuing operations before income taxes				$(338.0)

Depreciation and amortization	$67.2	$37.1	$2.2

	Nine Months Ended September 27, 2024
	Specialty Brands	Generics	Sterile Injectables	Total
Net sales	$817.8	$669.8	$—	$1,487.6
Cost of sales	428.2	468.4	—	896.6
Selling, general and administrative expenses	189.1	62.3	—	251.4
Research and development expenses	36.2	19.4	—	55.6
Restructuring charges, net	10.5	—	—	10.5
Segment operating income	$153.8	$119.7	$—	273.5
Corporate and unallocated expenses:
Cost of sales (2)				10.9
Selling, general and administrative expenses (2)				154.6
Research and development expenses (2)				29.7
Liabilities management and separation costs (4)				32.2
Operating income				46.1
Interest expense				(177.5)
Interest income				20.2
Other expense, net				(3.6)
Loss from continuing operations before income taxes				$(114.8)

Depreciation and amortization	$60.2	$32.5	$—
(1)The Company’s operating results for the three and nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results.
(2)Includes certain compensation, information technology, legal, environmental and other costs not charged to the Company’s reportable segments.
(3)Represents legal, financial, other advisory and consulting, and severance expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination.
(4)Represents costs primarily related to the Separation during the three and nine months ended September 26, 2025 and professional fees incurred as the Company explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings during the three and nine months ended September 27, 2024.

Net sales by product family within the Company's reportable segments were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Acthar Gel	$181.4	$126.4	$471.9	$346.9
Xiaflex (1)	90.1	—	90.1	—
INOmax	58.9	64.0	183.3	200.6
Amitiza	18.8	18.8	56.2	53.5
Supprelin LA (1)	13.6	—	13.6	—
Percocet (1)	10.6	—	10.6	—
Testopel (1)	8.6	—	8.6	—
Terlivaz	8.5	7.3	23.9	18.6
Edex (1)	6.6	—	6.6	—
Other (2)	18.9	1.9	22.8	5.2
Therakos (3)	—	67.6	—	193.0
Specialty Brands	416.0	286.0	887.6	817.8

Opioids	70.4	85.9	227.3	263.0
ADHD	48.9	41.3	144.8	114.8
Addiction treatment	22.5	18.1	67.5	54.5
Lidoderm AG (1)	33.7	—	33.7	—
Other (2)	47.3	0.9	51.8	6.0
Finished Dosage Generics	222.8	146.2	525.1	438.3
APAP	44.6	40.0	118.0	139.0
Controlled substances	18.9	27.2	65.5	76.5
Other	3.6	6.1	14.7	16.0
API	67.1	73.3	198.2	231.5
Generics	289.9	219.5	723.3	669.8

Aplisol (1)	11.6	—	11.6	—
Adrenalin (1)	11.5	—	11.5	—
Vasostrict (1)	4.8	—	4.8	—
Other sterile injectables (1)	19.3	—	19.3	—
Sterile Injectables (1)	47.2	—	47.2	—
Net sales	$753.1	$505.5	$1,658.1	$1,487.6
(1)These products were acquired from Endo as a result of the Business Combination. The Company’s operating results for the three and nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results.
(2)These balances contain products that were acquired from Endo as a result of the Business Combination. The Company’s operating results for the three and nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results. The Other Specialty Brands balances for the three and nine months ended September 26, 2025 included $17.1 million of sales related to legacy Endo products while the Other Finished Dosage Generics balances included $47.0 million of sales related to legacy Endo products for the three and nine months ended September 26, 2025.
(3)This product was divested during fiscal 2025. Refer to note 3 for further information on the Therakos Divestiture.

16.	Subsequent Events
Separation of Par Health
On November 10, 2025, at 12:01 a.m. (Eastern Time in the United States), the Company completed the Separation of the Company’s Generics and Sterile Injectables reportable segments into an independent, private company named Par Health. The Separation was implemented by way of a Redemption of all of the Company’s issued and outstanding Mallinckrodt Preferred Shares, comprising 1,796,196,578,472 Mallinckrodt Preferred Shares, upon which the Mallinckrodt Preferred Shares were automatically cancelled and as such are no longer outstanding. In connection with the Redemption and pursuant to Irish law, the Company allocated the right to receive 39,421,398 shares of Par Health Common Stock, being one hundred percent (100%) of the outstanding shares of Par Health Common Stock as of the Redemption Date, to holders of record of Mallinckrodt Preferred Shares as of October 27, 2025 who complied with certain certification procedures and certified as to being a qualified institutional buyer as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), an institutional accredited investor (an “accredited investor” as defined in clauses (1), (2), (3), (7), (8), (9), (12) and (13) of Rule 501(a) under the Securities Act) or a director or officer of the Company or Par Health as of the Redemption Date and also an accredited investor (as defined in Rule 501(a) under the Securities Act). Holders of record of Mallinckrodt Preferred Shares who complied with the certification procedures and certified that they do not qualify as any of the foregoing categories of investors will receive a per share amount in cash that the Board determined is equal in value to the Par Health Common Stock allocated to qualified shareholders for each Mallinckrodt Preferred Share.
In connection with the Separation, the Company entered into several agreements with Par Health that govern the relationship of the parties following the Separation, including a Separation Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Manufacturing and Supply Agreement and an Amended and Restated Multi-Tenant Lease Agreement. The Separation Agreement provides, among other things, that Par Health will be separated with approximately $230.0 million of cash or cash equivalents.
Also in connection with the Separation, on November 10, 2025, the Company and the Trust entered into the CVR Termination Agreement to cancel the contingent value rights issued under the CVR Agreement and terminate the CVR Agreement in exchange for a payment by the Company of $35.0 million to the Trust. Pursuant to the CVR Termination Agreement, on November 10, 2025, the CVRs were cancelled and the CVR Agreement was terminated. The CVR Termination Agreement also included customary representations and warranties and a waiver of certain claims.
As a result of the Separation, none of the Company or its subsidiaries continue to be borrowers or guarantors of the indebtedness under the New Credit Agreement. All borrowers and guarantors in respect of such indebtedness are subsidiaries of Par Health.

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
Overview
We are a global business consisting of multiple subsidiaries that develop, manufacture, market and distribute specialty pharmaceutical products and therapies.
For the periods presented in this Quarterly Report on Form 10-Q, we operated our business in three reportable segments as a result of the Business Combination, which are further described below:
•Specialty Brands includes a combination of our historical “Specialty Brands” reportable segment and Endo Inc.’s historical “Branded Pharmaceuticals” reportable segment, and is focused on autoimmune and rare diseases in areas including endocrinology, gastroenterology, hepatology, neonatal respiratory critical care, nephrology, neurology, pulmonology, ophthalmology, orthopedics, rheumatology, and urology;
•Generics includes a combination of our historical “Generics” reportable segment and Endo’s historical “Generic Pharmaceuticals” reportable segment and includes a product portfolio consisting of certain controlled substances, patches, solid oral extended-release products, solid oral immediate-release products, liquids, semi-solids, powders, and opthalmics, and includes products that treat and manage a wide variety of medical conditions, as well as active pharmaceutical ingredients (“APIs”);
•Sterile Injectables consists of Endo’s historical “Sterile Injectables” reportable segment, which primarily consists of vial and ready-to-use (“RTU”) products that are protected by certain patent rights and have inherent scientific, regulatory, legal and technical complexities, including being difficult to formulate or manufacture.
Our operating results for the three and nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in our consolidated and segment results. Refer to Note 3 of the notes to the unaudited condensed consolidated financial statements for further information on the Business Combination.
For further information on our business and products, refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2024 (“Annual Report on Form 10-K”), filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on March 13, 2025 and our registration statement on Form S-4 filed with the SEC on April 23, 2025, as amended.
In the fourth quarter of fiscal year 2025, we approved a change in our fiscal year end from a 52-53 week year ending on the last Friday of December to a calendar year ending on December 31. As a result of this change, fiscal 2025 will include five additional operating days and will end on December 31, 2025. Beginning with fiscal 2026, our fiscal year will correspond to the calendar year from January 1 through December 31.
Business Combination with Endo
On March 13, 2025, we entered into a Transaction Agreement (as amended on April 23, 2025) (“Transaction Agreement”), with Endo, a Delaware corporation, which has been converted into Endo LP, a Delaware limited partnership, and Salvare Merger Sub LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub”). On July 31, 2025, we acquired all of the issued and outstanding shares of common stock of Endo in exchange for a combination of cash and our ordinary shares in accordance with the Transaction Agreement (“Business Combination”). Outstanding shares of common stock of Endo were cancelled and converted into the right to receive 0.2575 of a Mallinckrodt ordinary share and approximately $1.31 in cash, without interest and subject to applicable withholding. The preliminary consideration transferred was approximately $1,884.5 million. The aggregate amount of cash paid to Endo stockholders was $100.0 million and the aggregate amount of our ordinary shares issued to former Endo stockholders was 19,650,663 shares.
Net sales and net loss of Endo subsequent to closing of the Business Combination and included in our Condensed Consolidated Statements of Operations were $274.5 million and $155.0 million, respectively.
Refer to Note 3 of the notes to the unaudited condensed consolidated financial statements further information on the Business Combination, including the fair value of all assets and liabilities acquired.

Separation of Par Health
On November 10, 2025 (“Redemption Date”), at 12:01 a.m. (Eastern Time in the United States), we completed the separation (“Separation”) of our Generics and Sterile Injectables reportable segments into an independent, private company named Par Health. The Separation was implemented by way of a redemption (“Redemption”) of all of our issued and outstanding 2025 Preferred Shares, par value $0.001 per share (“Mallinckrodt Preferred Shares”), comprising 1,796,196,578,472 Mallinckrodt Preferred Shares, upon which the Mallinckrodt Preferred Shares were automatically cancelled and as such are no longer outstanding. In connection with the Redemption and pursuant to Irish law, we allocated the right to receive 39,421,398 shares of common stock, par value $0.01 per share (“Par Health Common Stock”) of Par health, being one hundred percent (100%) of the outstanding shares of Par Health Common Stock as of the Redemption Date, to holders of record of Mallinckrodt Preferred Shares as of October 27, 2025 who complied with certain certification procedures and certified as to being a qualified institutional buyer as defined in Rule 144A under the Securities Act of 1933, as amended (“Securities Act”), an institutional accredited investor (an “accredited investor” as defined in clauses (1), (2), (3), (7), (8), (9), (12) and (13) of Rule 501(a) under the Securities Act) or a director or officer of our Company or Par Health as of the Redemption Date and also an accredited investor (as defined in Rule 501(a) under the Securities Act). Holders of record of Mallinckrodt Preferred Shares who complied with the certification procedures and certified that they do not qualify as any of the foregoing categories of investors will receive a per share amount in cash that our Board of Directors (“Board”) determined is equal in value to the Par Health Common Stock allocated to qualified shareholders for each Mallinckrodt Preferred Share.
In connection with the Separation, we entered into several agreements with Par Health that govern the relationship of the parties following the Separation, including a Separation Agreement, a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Manufacturing and Supply Agreement and an Amended and Restated Multi-Tenant Lease Agreement. The Separation Agreement provides, among other things, that Par Health will be separated with approximately $230.0 million of cash or cash equivalents.
Also in connection with the Separation, on November 10, 2025, we entered into an agreement with the Opioid Master Disbursement Trust II (“Trust”) to cancel the contingent value rights (“CVR”) issued under the CVR Agreement and terminate the CVR Agreement in exchange for a payment by us of $35.0 million to the Trust (“CVR Termination Agreement”). Pursuant to the CVR Termination Agreement, on November 10, 2025, the CVRs were cancelled and the CVR Agreement was terminated. The CVR Termination Agreement also included customary representations and warranties and a waiver of certain claims.
On July 31, 2025, in connection with the consummation of the Business Combination, ST 2020, Inc. (“Parent”), a wholly owned subsidiary of Mallinckrodt, and MEH, Inc. (“Borrower”), a wholly owned subsidiary of Parent, entered into a credit agreement (as amended, modified or supplemented, the “New Credit Agreement”) with the lenders named therein, Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and OPY Credit Corp., as trading agent. As a result of the Separation, none of us or our subsidiaries continue to be borrowers or guarantors of the indebtedness under the New Credit Agreement. All borrowers and guarantors in respect of such indebtedness are subsidiaries of Par Health.

Business Factors Influencing the Results of Operations
Specialty Brands
Net sales for the Specialty Brands segment for the three months ended September 26, 2025 increased $130.0 million, or 45.5%, primarily driven by net sales of $146.6 million from products acquired from Endo in the Business Combination, including Xiaflex net sales of $90.1 million, coupled with increased net sales of Acthar® Gel, partially offset by decreased net sales of $67.6 million due to the divestiture of Therakos (“Therakos Divestiture”), which we completed in the fourth quarter 2024.
Net sales of Acthar Gel for the three months ended September 26, 2025 increased $55.0 million, or 43.5%, to $181.4 million driven primarily by growth in the overall market, continued commercial investment, the successful ongoing launch of SelfJectTM and enhanced patient affordability. SelfJect continues to receive positive physician and patient feedback, reflecting momentum with both new and returning healthcare providers, and providing patients with an important new option to manage challenging chronic and acute inflammatory and autoimmune conditions, underscoring Mallinckrodt’s investment to modernize the brand for patients and enhanced patient affordability.
Net sales of Xiaflex for the three months ended September 26, 2025 were $90.1 million. Sales during the period reflect steady demand for the product; however, volume growth was negatively impacted by an unexpected delay in shipments at the end of September.
Net sales of INOmax® for the three months ended September 26, 2025 decreased $5.1 million, or 8.0%, to $58.9 million driven primarily by continued competition in the U.S. from alternative nitric oxide products, partially offset by increased demand in Japan, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations and cash flows. We intend to vigorously enforce our intellectual property rights relating to our nitric oxide products against any additional parties that may seek to market an alternative version of our INOmax product and/or our next generation delivery systems. Following the successful introduction of the INOmax EVOLVE DS (“EVOLVE”) device pilot program late in the third quarter 2024, we have expanded the commercial rollout of EVOLVE to U.S. hospitals nationwide and expect the rollout to continue through the end of 2026. At quarter end, there were 900 devices in over 100 hospitals across the U.S. We are focused on expanding the rollout of EVOLVE to help meet the needs of neonatal intensive care patients and healthcare professionals by offering improved automation, which enhances safety features, and a streamlined design that elevates the user experience.

Generics
Net sales from the Generics segment for the three months ended September 26, 2025 increased $70.4 million, or 32.1%, to $289.9 million driven primarily by an increase in finished dosage generics net sales of $76.6 million, primarily as a result of the Business Combination, offset by decreases in net sales driven by a decrease in volumes related to competitive pressures and softer market conditions.
On October 31, 2024, the FDA approved a modification to the Opioid Analgesic REMS (“OA REMS”) to require manufacturers of opioid analgesics dispensed in outpatient settings to make prepaid mail-back envelopes available to dispensing pharmacies as a new drug disposal option for patients. Manufacturers participating in the OA REMS are required to comply with this measure as of March 31, 2025. To date, the initial compliance costs have not been material. However, the compliance costs could increase depending on the extent to which pharmacies and other dispensers elect to utilize these prepaid mail-back envelopes. Increased compliance costs could negatively impact our results of operations if we are unable to pass such costs to our customers. At this time, we are unable to estimate the potential impact of this measure.

Sterile Injectables
Net sales from the Sterile Injectables segment for the three months ended September 26, 2025 was $47.2 million. We acquired the sterile injectables segment as a result of the Business Combination. The net sales from the Sterile Injectables segment were impacted by competitive pressures and slower than expected customer adoption of Adrenalin RTU. These competitive pressures have impacted and are expected to continue to impact the Sterile Injectables business results in subsequent periods.
Results of Operations
Three Months Ended September 26, 2025 Compared with Three Months Ended September 27, 2024
Net Sales
Net sales by geographic area were as follows:

	Three Months Ended
	September 26, 2025	September 27, 2024	Percentage Change
U.S.	$734.3	$460.0	59.6%
Europe, Middle East and Africa	15.6	41.5	(62.4)
Other geographic areas	3.2	4.0	(20.0)
Net sales	$753.1	$505.5	49.0%
Net sales for the three months ended September 26, 2025 increased $247.6 million, or 49.0%, to $753.1 million, compared with $505.5 million for the three months ended September 27, 2024. This increase was primarily driven by a $274.5 million increase in net sales acquired from the Business Combination, including Xiaflex net sales of $90.1 million, coupled with a $55.0 million increase in net sales of Acthar Gel driven by market growth, continued commercial investment, the launch of SelfJect and enhanced patient affordability; partially offset by a $67.6 million decrease in net sales from the sale of the Therakos business in the fourth quarter of fiscal 2024. For further information on changes in our net sales, refer to “Segment Results” within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the three months ended September 26, 2025 increased $32.9 million, or 14.9%, to $254.0 million, compared with $221.1 million for the three months ended September 27, 2024. The increase in gross profit is driven by a $15.3 million increase in gross profit as a result of net sales acquired from the Business Combination, which reflects amortization of inventory fair value step-up of $116.3 million and amortization of acquired intangible assets of $32.5 million. Also impacting the increase in gross profit is the increase in Acthar net sales coupled with lower amortization of inventory step-up related to Mallinckrodt’s historical business of $12.1 million and lower intangible asset amortization expense of $2.6 million resulting in an increase to gross profit of $44.7 million. These increases were partially offset by a $27.1 million decrease in gross profit as a result of the Therakos Divestiture. Gross profit margin was 33.7% for the three months ended September 26, 2025, compared with 43.7% for the three months ended September 27, 2024. The lower gross profit margin reflects changes in mix of business driven by lower margin products in the Generics and Sterile Injectable Segments, as well as additional intangible asset amortization and inventory-related amortization expense as a result of the Business Combination.
Selling, general and administrative expenses. SG&A expenses for the three months ended September 26, 2025 increased $210.5 million, or 149.1%, to $351.7 million, compared with $141.2 million for the three months ended September 27, 2024. As a percentage of net sales, SG&A expenses were 46.7% and 27.9% for the three months ended September 26, 2025 and September 27, 2024, respectively. The increase in SG&A expenses includes $83.1 million as result of the Business Combination, incremental compensation costs inclusive of approximately $109.3 million related to the Transaction Incentive Plan (“A&R TrIP”) as well as increased share-based compensation expense, increased commercial investment in Acthar Gel and legal fees.
Combination, integration, and other related expenses. During the three months ended September 26, 2025, we incurred $93.8 million of legal, financial, other advisory and consulting, and severance expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination. We also incurred certain Business Combination related severance costs of approximately $44.1 million, which are included in combination, integration and other related expenses during the three months ended September 26, 2025. There were no comparable costs in the prior period.
Research and development expenses. Research and development (“R&D”) expenses for the three months ended September 26, 2025 increased $16.1 million, or 57.1%, to $44.3 million, compared with $28.2 million for the three months ended September 27, 2024. As a percentage of net sales, R&D expenses were 5.9% and 5.6% for the three months ended September 26, 2025 and September 27, 2024, respectively. This increase was primarily driven by a $16.1 million increase in R&D expenses as a result of the Business Combination, which includes investments in the Specialty Brands segment, including Xiaflex, and in the Sterile Injectables segment. These increases were partially offset by a decrease in Therakos R&D as a result of the Therakos Divestiture. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Liabilities management and separation costs. Liabilities management and separation costs were $33.3 million during the three months ended September 26, 2025, primarily related to the Separation, and $15.2 million during the three months ended September 27, 2024, which primarily included professional fees and costs incurred as we explored potential sales of non-core assets to deleverage our Company.
Non-Operating Items
Interest expense. During the three months ended September 26, 2025 and September 27, 2024, interest expense was $70.6 million and $59.0 million, respectively. The increase in interest expense was primarily driven by an increase in outstanding debt balance as a result of the financing in connection with the Business Combination (“Financing”) (as further described in Debt and Capitalization below) and the Business Combination. Our interest expense was partially offset by $3.2 million and $6.1 million of amortization associated with our debt premium during the three months ended September 26, 2025 and September 27, 2024, respectively.
Interest income. During the three months ended September 26, 2025 and September 27, 2024, interest income was $6.5 million and $7.4 million, respectively, and related entirely to interest received on money market accounts.
Gain on debt extinguishment. During the three months ended September 26, 2025, as a result of the mandatory prepayment of our historical debt, we recorded $4.6 million as a net gain on debt extinguishment, comprised of $40.2 million to write-off certain unamortized premiums net of debt issuance costs write-offs, offset by the $24.3 million payment of the makewhole premium and $11.3 million in debt fees.
Other income (expense), net. During the three months ended September 26, 2025 and September 27, 2024, we recorded other income of $0.8 million and other expense of $3.8 million, respectively. The three months ended September 26, 2025 included $1.6 million of income related to the transaction services agreement (“TSA”) in connection with the Therakos Divestiture, partially offset by $0.4 million of unrealized loss on equity securities related to our investment in Silence Therapeutics plc (“Silence”) and Panbela Therapeutics, Inc (“Panbela”). The three months ended September 27, 2024 included $1.9 million of unrealized net loss related to the changes in the fair value of our derivative assets and liabilities and $1.3 million of unrealized losses on equity securities related to our investments in Silence and Panbela.

Income tax expense. We recognized an income tax benefit of $35.9 million on loss from continuing operations before income taxes of $327.0 million for the three months ended September 26, 2025. This resulted in an effective tax rate of 11.0%. The effective tax rate differs from the Irish statutory tax rate of 12.5% primarily due to the mix of pretax earnings in various jurisdictions, remaining effects of adoption of fresh-start accounting as a result of our emergence in 2023 from Chapter 11 proceedings and Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”), effects of the Business Combination, impacts of valuation allowances on current year activity, and non-deductible costs associated with combination, integration, and other related expenses.
We recognized an income tax expense of $7.2 million on a loss from continuing operations before income taxes of $19.0 million for the three months ended September 27, 2024. This resulted in an effective tax rate of negative 37.9%. The effective tax rate differs from the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.

Nine Months Ended September 26, 2025 Compared with Nine Months Ended September 27, 2024
Net Sales
Net sales by geographic area were as follows:

	Nine Months Ended
	September 26, 2025	September 27, 2024	Percentage Change
U.S.	$1,595.4	$1,349.3	18.2%
Europe, Middle East and Africa	52.7	127.1	(58.5)
Other geographic areas	10.0	11.2	(10.7)
Net sales	$1,658.1	$1,487.6	11.5%
Net sales for the nine months ended September 26, 2025 increased $170.5 million, or 11.5%, to $1,658.1 million, compared with $1,487.6 million for the nine months ended September 27, 2024. This increase was primarily driven by a $274.5 million increase in net sales from the Business Combination, including Xiaflex net sales of $90.1 million, coupled with a $125.0 million increase in net sales of Acthar Gel driven by market growth, continued commercial investment, the launch of SelfJect and enhanced patient affordability; partially offset, by a $193.0 million decrease in net sales from the Therakos Divestiture in the fourth quarter of fiscal 2024. For further information on changes in our net sales, refer to “Segment Results” within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Income
Gross profit. Gross profit for the nine months ended September 26, 2025 increased $108.6 million, or 18.7%, to $688.7 million, compared with $580.1 million for the nine months ended September 27, 2024. The increase in gross profit is driven by a $15.3 million increase in gross profit as a result of the Business Combination, which reflects amortization of inventory fair value step-up of $116.3 million and amortization of acquired intangible assets of $32.5 million. Also impacting the increase in gross profit is the increase in Acthar net sales coupled with lower amortization of inventory step-up related to Mallinckrodt’s historical business of $102.7 million and lower intangible asset amortization expense of $11.0 million resulting in a gross profit of $165.7 million. These increases were partially offset by a $72.4 million decrease in gross profit as a result of the Therakos Divestiture. Gross profit margin was 41.5% for the nine months ended September 26, 2025, compared with 39.0% for the nine months ended September 27, 2024.
Selling, general and administrative expenses. SG&A expenses for the nine months ended September 26, 2025 increased $243.8 million, or 60.0%, to $649.8 million, compared with $406.0 million for the nine months ended September 27, 2024. As a percentage of net sales, SG&A expenses were 39.2% and 27.3% for the nine months ended September 26, 2025 and September 27, 2024, respectively. The increase in SG&A expenses includes $83.1 million as result of the Business Combination, incremental compensation costs inclusive of approximately $112.7 million related to the A&R TrIP as well as increased share-based compensation expense, increased commercial investment in Acthar Gel and legal fees. Partially offsetting these increases was $4.5 million of expense related to professional fees incurred subsequent to our emergence from the 2023 Bankruptcy Proceedings during the nine months ended September 27, 2024, which did not recur during the nine months ended September 26, 2025.
Combination, integration, and other related expenses. During the nine months ended September 26, 2025, we incurred $136.9 million of legal, financial, other advisory and consulting, and severance expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination. We also incurred certain Business Combination-

related severance costs of approximately $44.1 million, which are included within combination, integration and other related expenses during the nine months ended September 26, 2025. There were no comparable costs in the prior period.
Research and development expenses. R&D expenses for the nine months ended September 26, 2025 increased $3.1 million, or 3.6%, to $88.4 million, compared with $85.3 million for the nine months ended September 27, 2024. As a percentage of net sales, R&D expenses were 5.3% and 5.7% for the nine months ended September 26, 2025 and September 27, 2024, respectively. The increase in R&D spending was primarily driven by a $16.1 million increase in R&D expenses as a result of the Business Combination, which includes investments in the Specialty Brands segment, including Xiaflex, and in the Sterile Injectables segment. These increases were partially offset by a decrease in Therakos R&D as a result of the Therakos Divestiture. We continue to focus current R&D activities on performing clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring charges, net. During the nine months ended September 26, 2025 and September 27, 2024, we recognized $2.2 million of income related to a vendor refund and incurred $10.5 million of expense related to one-time termination benefits and contract termination costs related to the ceased commercialization and clinical development and wind down of production of StrataGraft®, respectively.
Liabilities management and separation costs. Liabilities management and separation costs were $36.9 million during the nine months ended September 26, 2025 primarily related to the Separation, and $32.2 million during the nine months ended September 27, 2024, which primarily included professional fees and costs incurred as we explored potential sales of non-core assets to deleverage our Company.
Non-Operating Items
Interest expense. During the nine months ended September 26, 2025 and September 27, 2024, interest expense was $136.0 million and $177.5 million, respectively. The decrease in interest expense was impacted by a lower average outstanding debt balance as a result of the mandatory prepayment of certain of our Takeback Term Loans (as defined below) and redemption of certain Takeback Notes (as defined below) in the fourth quarter of fiscal 2024, partially offset by the Financing (as further described in Debt and Capitalization below) and the Business Combination. Our interest expense was also partially offset by $9.7 million and $18.2 million of amortization associated with our debt premium during the nine months ended September 26, 2025 and September 27, 2024, respectively.
Interest income. Interest income for the nine months ended September 26, 2025 and September 27, 2024, was $18.2 million and $20.2 million, respectively, related entirely to interest received on money market accounts.
Loss on divestiture. During the nine months ended September 26, 2025, we paid $6.2 million for the final working capital settlement for the Therakos Divestiture coupled with $0.5 million related to the final net assets divested, offset by a $0.8 million gain related to contingent purchase consideration. Refer to Note 3 of the notes to the unaudited condensed consolidated financial statements for additional information.
Gain on debt extinguishment. During the nine months ended September 26, 2025, as a result of the mandatory prepayment of our historical debt, we recorded $4.6 million as a net gain on debt extinguishment, comprised of $40.2 million to write-off certain unamortized premiums net of debt issuance costs write offs, offset by the $24.3 million payment of the makewhole premium and $11.3 million in debt fees.
Other income, net. During the nine months ended September 26, 2025 and September 27, 2024, we recorded other income of $2.2 million and other expense of $3.6 million, respectively. The nine months ended September 26, 2025 included $6.8 million of income related to the TSA in connection with the Therakos Divestiture, partially offset by $2.6 million of unrealized loss on equity securities related to our investment in Silence and Panbela. The nine months ended September 27, 2024 included $1.4 million of unrealized gains on equity securities related to our investments in Silence and Panbela and a $5.9 million unrealized net loss related to the changes in the fair value of our derivative assets and liabilities.
Income tax expense. We recognized an income tax benefit of $21.3 million on a loss from continuing operations before income taxes of $338.0 million for the nine months ended September 26, 2025. This resulted in an effective tax rate of 6.3%. The effective tax rate differs from the Irish statutory tax rate of 12.5% primarily due to the mix of pretax earnings in various jurisdictions, remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings, effects of the Business Combination, impacts of valuation allowances on current year activity, and non-deductible costs associated with employee compensation and combination, integration, and other related expenses.
We recognized an income tax expense of $20.4 million on a loss from continuing operations before income taxes of $114.8 million for the nine months ended September 27, 2024. This resulted in an effective tax rate of negative 17.8%. The effective tax rate differs from the Irish statutory tax rate of 12.5% primarily due to the impact of valuation allowances recorded for current year interest limitations, the mix of pretax earnings in various jurisdictions, and remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.

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
Three Months Ended September 26, 2025 Compared with Three Months Ended September 27, 2024
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Three Months Ended
	September 26, 2025	September 27, 2024	Percentage Change
Specialty Brands	$416.0	$286.0	45.5%
Generics	289.9	219.5	32.1
Sterile Injectables	47.2	—	—
Net sales	$753.1	$505.5	49.0%
Specialty Brands. Net sales for the three months ended September 26, 2025 increased $130.0 million, or 45.5%, to $416.0 million, compared with $286.0 million for the three months ended September 27, 2024. The increase in net sales was primarily driven by a $146.6 million increase from the Business Combination, including Xiaflex net sales of $90.1 million, coupled with a $55.0 million, or 43.5%, increase in Acthar Gel net sales driven by market growth, continued commercial investment, the launch of SelfJect, and enhanced patient affordability, partially offset by a $67.6 million decrease from the Therakos Divestiture, and a $5.1 million, or 8.0%, decrease in INOmax.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Three Months Ended
	September 26, 2025	September 27, 2024	Percentage Change
U.S.	$413.7	$264.9	56.2%
Europe, Middle East and Africa	—	18.0	(100.0)
Other	2.3	3.1	(25.8)
Net sales	$416.0	$286.0	45.5%

Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Three Months Ended
	September 26, 2025	September 27, 2024	Percentage Change
Acthar Gel	$181.4	$126.4	43.5%
Xiaflex (1)	90.1	—	—
INOmax	58.9	64.0	(8.0)
Supprelin LA (1)	13.6	—	—
Percocet (1)	10.6	—	—
Edex (1)	6.6	—	—
Testopel (1)	8.6	—	—
Amitiza	18.8	18.8	—
Terlivaz	8.5	7.3	16.4
Other (2)	18.9	1.9	894.7
Therakos (3)	—	67.6	(100.0)
Specialty Brands	$416.0	$286.0	45.5%
(1)These products were acquired from Endo as a result of the Business Combination. Our operating results for the three months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results.
(2)These balances contain products that were acquired from Endo as a result of the Business Combination. Our operating results for the three months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results. The Other Specialty Brands balances for the three months ended September 26, 2025 included $17.1 million of sales related to legacy Endo products.
(3)This product was divested during fiscal 2024. Refer to Note 3 of the notes to the unaudited condensed consolidated financial statements for additional information on the Therakos Divestiture.
Generics. Net sales for the three months ended September 26, 2025 increased $70.4 million, or 32.1%, to $289.9 million, compared with $219.5 million for the three months ended September 27, 2024. As previously discussed, the increase in net sales was primarily driven by a $76.6 million, or 52.4%, increase in finished dosage generics resulting from an $80.7 million increase from the Business Combination and a $4.6 million, or 11.5%, increase in APAP. Generics net sales were negatively impacted by competitive pressures.
Net sales for Generics by geography were as follows (dollars in millions):

	Three Months Ended
	September 26, 2025	September 27, 2024	Percentage Change
U.S.	$273.4	$195.1	40.1%
Europe, Middle East and Africa	15.6	23.5	(33.6)
Other	0.9	0.9	—
Net sales	$289.9	$219.5	32.1%
Net sales for Generics by key products were as follows (dollars in millions):

	Three Months Ended
	September 26, 2025	September 27, 2024	Percentage Change
Opioids	$70.4	$85.9	(18.0)%
ADHD	48.9	41.3	18.4
Addiction treatment	22.5	18.1	24.3
Lidoderm AG (1)	33.7	—	—
Other (2)	47.3	0.9	5155.6
Finished Dosage Generics	222.8	146.2	52.4
APAP	44.6	40.0	11.5
Controlled substances	18.9	27.2	(30.5)
Other	3.6	6.1	(41.0)
API	67.1	73.3	(8.5)
Generics	$289.9	$219.5	32.1%
(1)This product was acquired from Endo as a result of the Business Combination. Our operating results for the three months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results.

(2)These balances contain products that were acquired from Endo as a result of the Business Combination. Our operating results for the three months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results. The Other Finished Dosage Generics balances for the three months ended September 26, 2025 included $47.0 million of sales related to legacy Endo products.
Sterile Injectables. Net sales for the three months ended September 26, 2025 were $47.2 million, all of which originated in the U.S., and were comprised of $11.6 million of Aplisol, $11.5 million of Adrenalin, $4.8 million of Vasostrict, and $19.3 million of other sterile injectables. We acquired the sterile injectables business as part of the Business Combination. Our operating results for the three months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results. The net sales from the Sterile Injectables segment were impacted by global competitive pressures and slower than expected customer adoption of Adrenalin RTU. These competitive pressures have impacted and are expected to continue to impact the Sterile Injectables business results in subsequent periods.
Operating Income (Loss)
Operating income (loss) by segment for the three months ended September 26, 2025 and September 27, 2024 is shown in the following tables (dollars in millions):

	Three Months Ended September 26, 2025
	Specialty Brands (1)	Generics (1)	Sterile Injectables (1)	Total (1)
Net sales	$416.0	$289.9	$47.2	$753.1
Cost of sales (2)	238.3	198.9	56.9	494.1
Selling, general and administrative expenses	115.4	32.4	5.1	152.9
Research and development expenses	16.1	7.5	7.4	31.0
Segment operating income (loss)	$46.2	$51.1	$(22.2)	75.1
Corporate and unallocated expenses:
Cost of sales (3)				5.0
Selling, general and administrative expenses (3)				198.8
Combination, integration, and other related expenses (4)				93.8
Research and development expenses (3)				13.3
Liabilities management and separation costs (5)				33.3
Operating loss				(269.1)
Interest expense				(70.6)
Interest income				6.5
Gain on debt extinguishment				4.6
Gain on divestiture				0.8
Other income, net				0.8
Loss from continuing operations before income taxes				$(327.0)

Depreciation and amortization	$42.9	$17.5	$2.2

	Three Months Ended September 27, 2024
	Specialty Brands	Generics	Sterile Injectables	Total
Net sales	$286.0	$219.5	$—	$505.5
Cost of sales (2)	133.8	147.0	—	280.8
Selling, general and administrative expenses	63.7	23.3	—	87.0
Research and development expenses	10.7	7.2	—	17.9
Restructuring charges, net	0.1	—	—	0.1
Segment operating income	$77.7	$42.0	$—	119.7
Corporate and unallocated expenses:
Cost of sales (3)				3.6
Selling, general and administrative expenses (3)				54.2
Research and development expenses (3)				10.3
Liabilities management and separation costs (5)				15.2
Operating income				36.4
Interest expense				(59.0)
Interest income				7.4
Other expense, net				(3.8)
Loss from continuing operations before income taxes				$(19.0)

Depreciation and amortization	$16.3	$9.8	$—
(1)Our operating results for the three months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segments results.
(2)Includes $133.0 million, $9.2 million and $23.4 million of inventory step-up amortization within the Specialty Brands, Generics, and Sterile Injectables segments, respectively, during the three months ended September 26, 2025. Includes $62.7 million and $21.1 million of inventory step-up amortization within the Specialty Brands and Generics segments, respectively, during the three months ended September 27, 2024.
(3)Includes certain compensation, information technology, legal, environmental and other costs not charged to our reportable segments.
(4)Represents legal, financial, other advisory and consulting, and severance expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination.
(5)Represents costs primarily related to the Separation during the three months ended September 26, 2025 and professional fees incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings during the three months ended September 27, 2024.

Specialty Brands. Operating income for the three months ended September 26, 2025 decreased $31.5 million, to $46.2 million, compared with $77.7 million for the three months ended September 27, 2024. Operating margin decreased to 11.1% for the three months ended September 26, 2025, compared with 27.2% for the three months ended September 27, 2024. These decreases in operating income and margin were primarily driven by an operating loss of $37.7 million related to the Business Combination, which reflects the amortization of inventory fair value step up of $83.7 million and $30.2 million of intangible asset amortization associated with acquired intangible assets, coupled with a decrease of $13.7 million in operating income as a result of the Therakos Divestiture. These decreases were partially offset by an increase in operating income related to Mallinckrodt’s historical business of $19.9 million, which was comprised of a $51.0 million increase in net sales partially offset by a $14.0 million increase in SG&A expenses, $9.0 million increase in fresh-start inventory-related expense and $3.7 million increase in R&D expenses as compared to the three months ended September 27, 2024.
Generics. Operating income for the three months ended September 26, 2025 increased $9.1 million, to $51.1 million, compared with $42.0 million for the three months ended September 27, 2024. Operating margin decreased to 17.6% for the three months ended September 26, 2025, compared with 19.1% for the three months ended September 27, 2024. The increase in operating income included $3.9 million as a result of the Business Combination coupled with a decrease in fresh-start inventory-related expense of $21.1 million related to Mallinckrodt’s historical business, partially offset by a $10.3 million decrease in net sales related to historical Mallinckrodt products.
Sterile Injectables Operating loss for the three months ended September 26, 2025 was $22.2 million, while operating margin for the three months ended September 26, 2025 was negative 47.0%. The operating loss was primarily driven by competitive pressures impacting net sales and higher costs of goods sold reflecting inventory step-up expense of $23.4 million.
Corporate and unallocated expenses. Corporate and unallocated expenses, which includes certain compensation, information technology, legal, environmental and other costs not charged to our reportable segments, for the three months ended September 26, 2025 increased $260.9 million, to $344.2 million, compared with $83.3 million for the three months ended September 27, 2024. The increase in corporate and unallocated expense included $68.1 million as a result of the Business Combination. The remaining increase in corporate and unallocated expenses was primarily driven by incremental compensation costs inclusive of approximately $109.3 million of expense related to the A&R TrIP primarily included in SG&A as well as increased share-based compensation expense. Also included in this is an increase of $60.3 million of combination, integration and other related expenses, consisting of legal, financial, other advisory and consulting, and severance expenses associated with the Business Combination and an $11.4 million increase to liabilities management and separation costs primarily related to costs incurred in connection with the Separation.

Nine Months Ended September 26, 2025 Compared with Nine Months Ended September 27, 2024
Net Sales
Net sales by segment are shown in the following table (dollars in millions):

	Nine Months Ended
	September 26, 2025	September 27, 2024	Percentage Change
Specialty Brands	$887.6	$817.8	8.5%
Generics	723.3	669.8	8.0
Sterile Injectables	47.2	—	—
Net sales	$1,658.1	$1,487.6	11.5%

Specialty Brands. Net sales for the nine months ended September 26, 2025 increased $69.8 million, or 8.5%, to $887.6 million, compared with $817.8 million for the nine months ended September 27, 2024. The increase in net sales was primarily driven by an $146.6 million increase resulting from the Business Combination, including Xiaflex net sales of $90.1 million, coupled with a $125.0 million, or 36.0%, increase in Acthar Gel driven by market growth, continued commercial investment and the launch of SelfJect, a $5.3 million, or 28.5%, increase in Terlivaz, and a $2.7 million, or 5.0%, increase in Amitiza®, partially offset by a $193.0 million decrease from the Therakos Divestiture, and a $17.3 million, or 8.6%, decrease in INOmax.
Net sales for Specialty Brands by geography were as follows (dollars in millions):

	Nine Months Ended
	September 26, 2025	September 27, 2024	Percentage Change
U.S.	$880.3	$757.4	16.2%
Europe, Middle East and Africa	—	52.1	(100.0)
Other	7.3	8.3	(12.0)
Net sales	$887.6	$817.8	8.5%
Net sales for Specialty Brands by key products were as follows (dollars in millions):

	Nine Months Ended
	September 26, 2025	September 27, 2024	Percentage Change
Acthar Gel	$471.9	$346.9	36.0%
INOmax	183.3	200.6	(8.6)
Xiaflex (1)	90.1	—	—
Amitiza	56.2	53.5	5.0
Terlivaz	23.9	18.6	28.5
Supprelin LA (1)	13.6	—	—
Percocet (1)	10.6	—	—
Testopel (1)	8.6	—	—
Edex (1)	6.6	—	—
Other (2)	22.8	5.2	338.5
Therakos (3)	—	193.0	(100.0)
Specialty Brands	$887.6	$817.8	8.5%

(1)These products were acquired from Endo as a result of the Business Combination. Our operating results for the nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results.
(2)These balances contain products that were acquired from Endo as a result of the Business Combination. Our operating results for the nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results. The Other Specialty Brands balances for the nine months ended September 26, 2025 included $17.1 million of sales related to legacy Endo products.
(3)This product was divested during fiscal 2024. Refer to Note 3 of the notes to the unaudited condensed consolidated financial statements for additional information on the Therakos Divestiture.
Generics. Net sales for the nine months ended September 26, 2025 increased $53.5 million, or 8.0%, to $723.3 million, compared with $669.8 million for the nine months ended September 27, 2024. As previously discussed, the increase in net sales was primarily driven by an increase of $86.8 million, or 19.8%, in finished dosage generics resulting from an $80.7 million increase in net sales from the Business Combination, partially offset by a $21.0 million, or 15.1%, decrease in APAP driven primarily by global competitive pressures.
Net sales for Generics by geography were as follows (dollars in millions):

	Nine Months Ended
	September 26, 2025	September 27, 2024	Percentage Change
U.S.	$667.9	$591.9	12.8%
Europe, Middle East and Africa	52.7	75.0	(29.7)
Other	2.7	2.9	(6.9)
Net sales	$723.3	$669.8	8.0%
Net sales for Generics by key products were as follows (dollars in millions):

	Nine Months Ended
	September 26, 2025	September 27, 2024	Percentage Change
Opioids	$227.3	$263.0	(13.6)%
ADHD	144.8	114.8	26.1
Addiction treatment	67.5	54.5	23.9
Lidoderm AG (1)	33.7	—	—
Other (2)	51.8	6.0	763.3
Generics	525.1	438.3	19.8
APAP	118.0	139.0	(15.1)
Controlled substances	65.5	76.5	(14.4)
Other	14.7	16.0	(8.1)
API	198.2	231.5	(14.4)
Generics	$723.3	$669.8	8.0%
(1)This product was acquired from Endo as a result of the Business Combination. Our operating results for the nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results.
(2)These balances contain products that were acquired from Endo as a result of the Business Combination. Our operating results for the nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results. The Other Finished Dosage Generics balances for the nine months ended September 26, 2025 included $47.0 million of sales related to legacy Endo products.

Sterile Injectables. Net sales for the nine months ended September 26, 2025 were $47.2 million, all of which originated in the U.S., and were comprised of $11.6 million of Aplisol, $11.5 million of Adrenalin, $4.8 million of Vasostrict, and $19.3 million of other sterile injectables. We acquired the sterile injectables business of Endo as part of the Business Combination. Our operating results for the nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segment results. The net sales from the Sterile Injectables segment were impacted by global competitive pressures and slower than expected customer adoption of Adrenalin RTU. These competitive pressures have impacted and are expected to continue to impact the Sterile Injectables business results in subsequent periods.

Operating Income (Loss)
Operating income (loss) by segment for the nine months ended September 26, 2025 and September 27, 2024 is shown in the following table (dollars in millions):

	Nine Months Ended September 26, 2025
	Specialty Brands (1)	Generics (1)	Sterile Injectables (1)	Total (1)
Net sales	$887.6	$723.3	$47.2	$1,658.1
Cost of sales (2)	440.1	459.8	56.9	956.8
Selling, general and administrative expenses	233.8	90.6	5.1	329.5
Research and development expenses	31.7	18.3	7.4	57.4
Restructuring charges, net	(2.2)	—	—	(2.2)
Segment operating income (loss)	$184.2	$154.6	$(22.2)	316.6
Corporate and unallocated expenses:
Cost of sales (3)				12.6
Selling, general and administrative expenses (3)				320.3
Combination, integration, and other related expenses (4)				136.9
Research and development expenses (3)				31.0
Liabilities management and separation costs (5)				36.9
Operating loss				(221.1)
Interest expense				(136.0)
Interest income				18.2
Gain on debt extinguishment				4.6
Loss on divestiture				(5.9)
Other income, net				2.2
Loss from continuing operations before income taxes				$(338.0)

Depreciation and amortization	$67.2	$37.1	$2.2

	Nine Months Ended September 27, 2024
	Specialty Brands	Generics	Sterile Injectables	Total
Net sales	$817.8	$669.8	$—	$1,487.6
Cost of sales (2)	428.2	468.4	—	896.6
Selling, general and administrative expenses	189.1	62.3	—	251.4
Research and development expenses	36.2	19.4	—	55.6
Restructuring charges, net	10.5	—	—	10.5
Segment operating income	$153.8	$119.7	$—	273.5
Corporate and unallocated expenses:
Cost of sales (3)				10.9
Selling, general and administrative expenses (3)				154.6
Research and development expenses (3)				29.7
Liabilities management and separation costs (5)				32.2
Operating income				46.1
Interest expense				(177.5)
Interest income				20.2
Other expense, net				(3.6)
Loss from continuing operations before income taxes				$(114.8)

Depreciation and amortization	$60.2	$32.5	$—
(1)Our operating results for the nine months ended September 26, 2025 reflect the consolidated results of two months of Endo’s performance in its consolidated and segments results.
(2)Includes $213.0 million, $9.2 million and $23.4 million of inventory step-up amortization within the Specialty Brands, Generics, and Sterile Injectables segment, respectively, during the nine months ended September 26, 2025. Includes $211.2 million and $85.0 million of inventory step-up amortization within the Specialty Brands and Generics segments, respectively, during the nine months ended September 27, 2024.
(3)Includes certain compensation, information technology, legal, environmental and other costs not charged to our reportable segments.
(4)Represents legal, financial, other advisory and consulting, and severance expenses, which primarily relate to shareholder matters, integration planning, and regulatory costs associated with the Business Combination.

(5)Represents costs primarily related to the Separation during the nine months ended September 26, 2025 and professional fees incurred as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings during the nine months ended September 27, 2024.

Specialty Brands. Operating income for the nine months ended September 26, 2025 increased $30.4 million, to $184.2 million, compared with $153.8 million for the nine months ended September 27, 2024. Operating margin increased to 20.8% for the nine months ended September 26, 2025, compared with 18.8% for the nine months ended September 27, 2024. The increase in operating income was driven by lower fresh-start inventory-related expense of $17.7 million, lower intangible asset amortization of $11.0 million related to Mallinckrodt’s existing intangible assets and lower restructuring charges and contract termination costs of $10.5 million related to the termination of commercialization and clinical development and wind down of production of StrataGraft in the first quarter of fiscal 2024. These increases were partially offset by the Therakos Divestiture in the fourth quarter 2024, which contributed approximately $38.8 million of operating income during the nine months ended September 27, 2024 and an operating loss of approximately $37.7 million related to the Business Combination, which reflects the amortization of inventory fair value step up of $83.7 million and $30.2 million of intangible asset amortization associated with acquired intangible assets.
Generics. Operating income for the nine months ended September 26, 2025 increased $34.9 million, to $154.6 million, compared with an operating income of $119.7 million for the nine months ended September 27, 2024. Operating margin increased to 21.4% for the nine months ended September 26, 2025, compared with 17.9% for the nine months ended September 27, 2024. The increase in operating income included operating income of $3.9 million as a result of the Business Combination. Operating income was favorably impacted by a decrease in fresh-start inventory-related expense of $85.0 million, which was partially offset by a $27.3 million decrease in historical Mallinckrodt product net sales as described above.
Sterile Injectables. Operating loss for the three months ended September 26, 2025 was $22.2 million. The operating loss was primarily driven by the effects of ongoing competitive pressures impacting net sales coupled with inventory step-up expense of $23.4 million.
Corporate and unallocated expenses. Corporate and unallocated expenses, which includes certain compensation, information technology, legal, environmental and other costs not charged to our reportable segments, for the nine months ended September 26, 2025 increased $310.3 million, to $537.7 million, compared with $227.4 million for the nine months ended September 27, 2024. The increase in corporate and unallocated expense included $68.1 million as a result of the Business Combination, incremental compensation costs inclusive of approximately $112.7 million related to the A&R TrIP, primarily included in SG&A as well as increased share-based compensation expense, $103.5 million of combination, integration and other related expenses, consisting of legal, financial, other advisory and consulting, and severance expenses associated with the Business Combination.

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
Pursuant to the plan of reorganization from our Chapter 11 cases from 2022, during the nine months ended September 26, 2025 we made a payment of $21.3 million, inclusive of interest, related to our Acthar Gel-related settlement, upon the three-year anniversary of the effective date of our emergence from the Chapter 11 cases on June 16, 2022 and will make a payment of $33.7 million, inclusive of interest, upon the four-year anniversary in 2026.
We are exposed to interest rate risk on our variable-rate debt. In March 2023, we entered into an interest rate cap agreement, which serves to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement has a total notional value of $860.0 million with an upfront premium of $20.0 million and, subject to the non-exercise of termination rights by the counterparty, provides us with interest rate protection, through March 26, 2026, to the extent that one-month SOFR exceeds 3.84%. Refer to Note 14 of the notes to the unaudited condensed consolidated financial statements for additional information.

Business Combination and the Separation
We have incurred and will incur various costs in connection with the Business Combination. These costs include but are not limited to transaction costs, facilities and systems consolidation costs and employment-related costs, as well as makewhole premiums incurred in connection with the prepayment or redemption, as applicable, of our Takeback Term Loans and Takeback Notes, as further described below, and costs associated with the Financing in connection with the Business Combination. In connection with the closing of the Business Combination, we incurred and paid approximately $136.9 million of professional and advisor fees. We have also incurred and will incur various costs in connection with the Separation, including legal, accounting and other advisory costs, among others. We expect to continue to incur costs related to the Business Combination and the Separation in the future, which may reduce our liquidity position and capital resources.
There can be no assurances that the anticipated benefits of the Business Combination and the Separation will be realized fully within the expected timeframe or at all or such benefits may take longer to realize or cost more than expected, which could materially impact our business, cash flow, financial condition and results of operations.
A summary of our cash flows from operating, investing, and financing activities is provided in the following table:

	Nine Months Ended
	September 26, 2025	September 27, 2024
Net cash from:
Operating activities	$126.4	$185.7
Investing activities	367.6	(44.7)
Financing activities	261.9	(4.8)
Effect of currency exchange rate changes on cash and cash equivalents	1.4	(0.6)
Net increase in cash, cash equivalents and restricted cash	$757.3	$135.6

Operating Activities
Net cash provided by operating activities of $126.4 million for the nine months ended September 26, 2025 was attributable to a net loss of $316.4 million, adjusted for non-cash items of $259.0 million primarily driven by inventory step-up amortization from acquisitions of $116.3 million coupled with depreciation and amortization of $107.2 million and share-based compensation expense of $35.4 million, net of changes in deferred income taxes of $47.4 million and $183.8 million of net cash inflow from net changes in working capital. The change in working capital was primarily driven by a $125.5 million inflow related to inventory, a $53.0 million net cash inflow related to other assets and liabilities, partially offset by a $21.3 million outflow related to a payment, including interest, to the U.S. Department of Justice and other parties pursuant to the terms of the Acthar Gel-related settlement.
Net cash provided by operating activities of $185.7 million for the nine months ended September 27, 2024 was attributable to a net loss of $134.9 million, adjusted for non-cash items of $135.5 million primarily driven by depreciation and amortization of $93.5 million, coupled with $185.1 million of net cash inflow from net changes in working capital. The change in working capital was primarily driven by a $222.1 million inflow related to inventory, of which $296.2 million relates to the fresh-start inventory step-up expense as a result of the fresh-start accounting in 2023, and a $13.6 million net cash inflow related to other assets and liabilities, offset by a $21.4 million outflow related to a payment, including interest, to the U.S. Department of Justice and other parties pursuant to the terms of the Acthar Gel-related settlement, an $16.5 million increase in accounts receivable, a $5.6 million decrease in accounts payable and a $7.1 million outflow in income taxes.

Investing Activities
Net cash provided by investing activities of $367.6 million for the nine months ended September 26, 2025 was primarily driven by a $426.8 million net inflow related to unrestricted and restricted cash acquired in the Business Combination and $14.0 million in proceeds from debt and equity securities. Additionally, during the nine months ended September 26, 2025, we had capital expenditures of $70.8 million and paid $6.2 million for the final working capital settlement related to the Therakos Divestiture. Comparatively, net cash used in investing activities of $44.7 million for the nine months ended September 27, 2024 was primarily driven by $71.5 million of capital expenditures, partially offset by cash inflow of $22.6 million from proceeds from debt and equity securities held in rabbi trust.
Under our existing debt agreements, the proceeds from the sale of assets and businesses may be required to be reinvested into capital expenditures or business development activities within one year of the respective transaction or we are required to make repayments on our outstanding debt obligations.

Financing Activities
Net cash provided by financing activities of $261.9 million for the nine months ended September 26, 2025 was primarily attributable to a $1,200.0 million issuance of external debt, partially offset by $869.4 million of debt repayments, $40.1 million of payments for debt issuance costs, and a $24.3 million makewhole premium payment. Comparatively, net cash provided by financing activities was $4.8 million for the nine months ended September 27, 2024, which was primarily attributable to debt repayments.

Cash Requirements and Sources from Existing Contractual Arrangements
As of September 26, 2025, our material cash requirements from known contractual obligations included debt obligations, legal settlements, lease obligations, purchase obligations and other liabilities reflected on our unaudited condensed consolidated balance sheet as of September 26, 2025. See “Cash Requirements and Sources from Existing Contractual Arrangements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for additional information; see also the discussion under “Debt and Capitalization” below for additional information on changes to our long-term debt obligations.

Debt and Capitalization
As of September 26, 2025, total debt principal was $3.7 billion, which includes the assumption of $2.5 billion of Endo’s existing debt in connection with the consummation of the Business Combination, and the issuance of a $1.2 billion senior secured term loan facility with a maturity date of July 31, 2030 (“Term Facility due July 2030”) in connection with the New Credit Agreement. The proceeds from the issuance of the Term Facility due July 2030 were used, in part, to prepay Mallinckrodt’s existing debt. This results in our having a higher debt-to-equity ratio. See Note 11 of the notes to the unaudited condensed consolidated financial statements for a discussion of the Endo debt.
New Credit Agreement
On July 31, 2025, in connection with the consummation of the Business Combination, Parent and Borrower entered into the New Credit Agreement with the lenders named therein, Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and OPY Credit Corp., as trading agent, providing for a $1.2 billion Term Facility due July 2030 and $150.0 million senior secured revolving credit facility (“Revolving Credit Facility due July 2030” and together with the Term Facility due July 2030, the “Facilities”). The Borrower borrowed $1.2 billion under the Term Facility due July 2030 on August 1, 2025 and the Revolving Credit Facility due July 2030 remained undrawn as of September 26, 2025. The Facilities mature on July 31, 2030, unless extended pursuant to the terms of the New Credit Agreement. In connection with the Separation, Parent and Borrower will become direct and indirect wholly-owned subsidiaries of Par Health, respectively.
Prepayment of Existing Mallinckrodt Debt
On August 1, 2025, in connection with the consummation of the Business Combination, we and our subsidiaries prepaid in full approximately $385.5 million in outstanding aggregate principal amount of “second-out” Takeback Term Loans (“Takeback Term Loans”), constituting all of the remaining indebtedness outstanding under Mallinckrodt’s existing credit agreement, together with accrued and unpaid interest thereon, as well as a payment of approximately $10.6 million in required makewhole premium. These payments were made with the proceeds from the Term Facility due July 2030 described above.
Also in connection with the consummation of the Business Combination, on August 1, 2025, we and our subsidiaries redeemed in full approximately $477.2 million in outstanding principal amount of “second-out” 14.75% senior secured first lien notes due 2028 (“Takeback Notes”), constituting all of our existing notes outstanding under the existing Mallinckrodt indenture, for a redemption price equal to such outstanding principal amount, accrued and unpaid interest thereon and approximately $13.7 million in required makewhole premium and all amounts outstanding under the receivables financing facility due December 2027 (“Existing ABL Facility”) were repaid. These payments were made with the proceeds from the Term Facility due July 2030 described above.
As a result of such prepayment, redemption and repayment, the existing Mallinckrodt credit agreement and the Existing ABL Facility were terminated, the existing Mallinckrodt indenture was discharged and all guarantees of, and liens securing, the obligations thereunder were released.
Capitalization
On July 31, 2025, prior to the completion of the Business Combination, we adopted new Articles of Association, which among other things, provided that the authorized share capital of our company was $10,000,000 and €25,000, divided into 500,000,000 ordinary shares, par value $0.01 per share, 500,000,000 preferred shares, par value $0.01 per share, and 25,000 ordinary A shares, par value €1.00 per share. The preferred shares may be issued with such rights as the Board may fix. As of September 26, 2025, no preferred shares were issued.

On July 31, 2025, pursuant to the terms of the Transaction Agreement, at the effective time of the Business Combination (“Merger Effective Time”), each share of common stock of Endo issued and outstanding as of immediately prior to the Merger Effective Time, other than the shares of Endo common stock owned by Endo, any Endo subsidiary, us, Merger Sub or any of our or their respective subsidiaries, was cancelled and converted into the right to receive 0.2575 of a Mallinckrodt ordinary share and approximately $1.31 in cash, without interest and subject to applicable withholding. Former holders of Endo common stock received cash in lieu of any fractional Mallinckrodt ordinary shares they would otherwise have been entitled to receive. The issuance of Mallinckrodt ordinary shares in connection with the Business Combination was registered under the Securities Act, pursuant to our registration statement on Form S-4 filed with the SEC on April 23, 2025, as amended.
Endo’s common stock outstanding immediately prior to the Business Combination was 76,313,462 shares, which resulted in the issuance of 19,650,663 Mallinckrodt ordinary shares to former holders of Endo common stock.
On October 8, 2025, our shareholders approved an ordinary resolution to subdivide and increase our authorized share capital to US$3,005,000,000 and €25,000 divided into 500,000,000 ordinary shares of US$0.01 each, 3,000,000,000,000 preferred shares of US$0.001 each and 25,000 ordinary A shares of €1.00 each. On October 10, 2025, we declared the issuance of 45,564 preferred shares for each outstanding ordinary share to our shareholders of record as of the close of business on October 8, 2025.
On November 10, 2025, at 12:01 a.m. (Eastern Time in the United States), we completed the Separation, which was implemented by way of a Redemption of all of our issued and outstanding Mallinckrodt Preferred Shares, upon which the Mallinckrodt Preferred Shares were automatically cancelled and as such are no longer outstanding. In connection with the Redemption and pursuant to Irish law, we allocated the right to receive 39,421,398 shares of Par Health Common Stock to certain holders of record of Mallinckrodt Preferred Shares as of October 27, 2025. Refer to Note 16 of the notes to the unaudited condensed consolidated financial statements for additional information on the Redemption.

Commitments and Contingencies
Legal Proceedings
See Note 13 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal and administrative proceedings and claims as of September 26, 2025.
Guarantees
In disposing of assets or businesses, we have from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that the ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. See Note 12 of the notes to the unaudited condensed consolidated financial statements for additional information on our guarantees as of September 26, 2025.
Off-Balance Sheet Arrangements
As of September 26, 2025, we had various letters of credit, guarantees and surety bonds totaling $30.4 million. See Note 12 of the notes to the unaudited condensed consolidated financial statements.
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
We believe that our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the third quarter of 2025, the Company completed the Business Combination. The purchase consideration in the Business Combination consisted of a combination of our ordinary shares and cash. Our ordinary shares are not listed on a national securities exchange and have limited trading volume, which presents unique challenges in determining the fair value of the consideration transferred. We utilized a discounted cash flow analysis to estimate the fair value of our ordinary shares issued in the Business Combination and utilized other valuation techniques, including recent arm’s length transactions involving our equity securities and market-based approaches using valuation multiples of comparable companies, adjusted for lack of marketability and other relevant factors, to validate the reasonableness of the fair value estimate derived from the discounted cash flow analysis.

The preliminary purchase consideration is allocated to the identifiable asset acquired and liabilities assumed in the Business Combination based on their estimated fair values at the acquisition date. The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. Determining the fair value of assets and liabilities involves considerable judgment and the use of significant estimates and assumptions including, the weighted average cost of capital (“WACC”), as well as projected future cash flows, which includes assumptions related to revenue growth rates, gross margin levels and operating expenses. These estimates are inherently uncertain and subject to change, especially in dynamic market environments. In completing the valuation, the Company used WACC assumptions ranging from approximately 7.5% to 11.0%. Changes in assumptions or estimates could materially affect the amounts recognized in the financial statements, including goodwill, intangible assets, and future amortization or impairment charges. The final purchase price allocation may be adjusted during the measurement period, which cannot exceed one year from the acquisition date, as additional information becomes available. Refer to Note 3 of the notes to the unaudited condensed consolidated financial statements. for further information on the Business Combination.
During the three and nine months ended September 26, 2025, there were no other significant changes to the policies or in the underlying accounting assumptions and estimates used in the critical accounting policies disclosed in our Annual Report on Form 10-K.

Recently Issued Accounting Standards
See Note 2 of the notes to the unaudited condensed consolidated financial statements of this Quarterly Report for a discussion regarding recently issued accounting standards.

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
•our increased indebtedness as a result of the Business Combination and significant transaction costs related to the Business Combination;
•the expected growth opportunities, profit improvements, cost savings and other benefits as a result of the Separation of Par Health may not be fully realized in a timely manner, or at all;
•unanticipated costs, litigation and/or regulatory inquiries and investigations as a result of the Separation of Par Health;
•risks associated with being a smaller, less diversified company as a result of the Separation of Par Health;
•potential changes in our business strategy and performance;
•exposure to global economic conditions and market uncertainty;
•governmental investigations and inquiries, regulatory actions, and lawsuits, in each case related to us or our officers;
•our contractual and court-ordered compliance obligations that, if violated, could result in penalties;
•compliance with and restrictions under the global settlement to resolve all opioid-related claims;
•matters related to Acthar Gel, including the settlement with governmental parties to resolve certain disputes and compliance with and restrictions under the related corporate integrity agreement;
•the ability to maintain relationships with our suppliers, customers, employees and other third parties;
•scrutiny from governments, legislative bodies and enforcement agencies related to sales, marketing and pricing practices;
•pricing pressure on certain of our products due to legal changes or changes in insurers’ or other payers’ reimbursement practices resulting from recent increased public scrutiny of healthcare and pharmaceutical costs;

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
•any undesirable side effects caused by our approved and investigational products, which could limit their commercial profile or result in other negative consequences;
•the ability of us and our partners to successfully develop, commercialize or launch new products or expand commercial opportunities of existing products, including Acthar Gel (repository corticotropin injection) SelfJect, the INOmax Evolve DS delivery system and XIAFLEX;
•our ability to successfully identify or discover additional products or product candidates;
•our ability to navigate price fluctuations and pressures, including the ability to achieve anticipated benefits of price increases of our products;
•competition;
•the ability of us and our partners to protect intellectual property rights, including in relation to ongoing and future litigation;
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
•customer concentration;
•our reliance on certain individual products that are material to its financial performance;
•our ability to receive sufficient procurement and production quotas granted by the U.S. Drug Enforcement Administration;
•complex manufacturing processes;
•reliance on third-party manufacturers and supply chain providers and related market disruptions;
•conducting business internationally;
•our significant levels of intangible assets and related impairment testing;
•natural disasters or other catastrophic events;
•our substantial indebtedness and settlement obligation, our ability to generate sufficient cash to reduce our indebtedness and our potential need and ability to incur further indebtedness;
•restrictions contained in the agreements governing our indebtedness and settlement obligation on our operations, future financings and use of proceeds;
•our variable rate indebtedness;
•our tax treatment by the Internal Revenue Service under Section 7874 and Section 382 of the Internal Revenue Code of 1986, as amended;
•future changes to applicable tax laws or the impact of disputes with governmental tax authorities;
•the impact of Irish laws;
•the comparability of our post-emergence financial results and the projections filed with the U.S. Bankruptcy Court for the District of Delaware and
•the lack of comparability of our historical financial statements and information contained in our financial statements after the adoption of fresh-start accounting following emergence from Mallinckrodt’s and Endo’s respective bankruptcy proceedings.

In addition to the above considerations, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K,our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2025 and this Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2025, and subsequent filings with the SEC that identify and describe in more detail the risks and uncertainties to which our businesses are subject. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on SOFR plus margin. As of September 26, 2025, our outstanding variable rate debt included $2,685.0 million on our term loan facilities. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense for fiscal 2025 would increase by approximately $26.9 million. However, this exposure has been mitigated by our interest rate cap agreement. For additional information on the interest rate cap agreement, refer to Note 14 of the notes to the unaudited condensed consolidated financial statements.
The remaining outstanding debt as of September 26, 2025 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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
The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $0.4 million as of September 26, 2025, with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting
On March 13, 2025, the Company entered into the Transaction Agreement. On July 31, 2025, the Company completed the Business Combination. In accordance with the SEC’s published guidance, because the Business Combination was completed during the quarter ended September 26, 2025, management’s assessment of the effectiveness of our internal control over financial reporting for fiscal year 2025 will not include an evaluation of the internal controls over financial reporting of Endo. Management is in the process of integrating Endo and giving effect to the recently completed Separation and making appropriate adjustments to its internal controls over financial reporting as a result. There have been no other changes in our internal control over financial reporting during the three months ended September 26, 2025 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 13 of the notes to the unaudited condensed consolidated financial statements for a description of the litigation, legal, and administrative proceedings and claims as of September 26, 2025, which are incorporated herein by reference.

Item 1A.	Risk Factors.
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
The Separation may result in litigation and/or regulatory inquiries and investigations, which would harm our business, financial condition and operating results and could divert management attention.
In the past, securities class action litigation and/or shareholder derivative litigation and inquiries or investigations by regulatory authorities have often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, such as the Separation. Any Separation-related litigation or investigation against us, whether or not resolved in our favor, could result in substantial costs and divert management’s attention from other business concerns, which could adversely affect our business, financial condition, results of operations and cash flows.
Following the Separation, we are a smaller and less diversified company.
Following the Separation, we are a less diversified company. As a result, we may be more vulnerable to changing market and regulatory conditions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the diversification of our revenues, costs and cash flows will be reduced, such that our results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. This increased volatility could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Following the completion of the Separation, we may lose the benefits of services provided by Par Health or certain of its subsidiaries and we may incur incremental costs as a result.
Historically, certain subsidiaries of Mallinckrodt have received administrative and corporate services from Par Health or certain of its subsidiaries and, for a transition period, will continue to receive services relating to administrative and corporate services, among others.
As a result of the Separation, there is a risk that Par Health may modify the terms and conditions of such services. To mitigate this risk, we have entered into an agreement for Par Health or its subsidiaries, as applicable, to provide temporary transition services, including services related to administrative and corporate services, the effective and appropriate performance of which is critical for a successful transition but also for the success of our operations. We will work to replicate or replace the services we will continue to need in the operation of our business that are provided currently by or through Par Health or its subsidiaries, but it is possible that we may not be able to replace these services in a timely manner, or on the same or similar terms and conditions that we received them from Par Health or its subsidiaries, which may put further constraints on our human resources, capital, and other resources.
Additionally, a subsidiary of Mallinckrodt has entered into an agreement for a subsidiary of Par Health to provide certain manufacturing and other related services (in accordance with our specifications) related to XIAFLEX and, subject to mutual agreement, may agree to manufacture and supply additional products, which will result in incremental costs to us.
We may not achieve growth opportunities, profit improvements, cost savings and other benefits, and may incur unanticipated costs associated with the Separation, and our results of operations, financial condition and valuation could be adversely affected as a result.
We believe that the Separation will provide significant benefits. However, there can be no assurance that we will successfully execute our strategy, or that the expected growth opportunities, profit improvements, cost savings and other benefits of the Separation will be realized.
The process of completing the Separation has been and is expected to continue to be time-consuming and involve significant costs and expenses. The costs may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the Separation is not executed efficiently, or the expected benefits of the Separation are not realized. Executing the Separation will also require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business. We may also experience increased difficulties in attracting, retaining and motivating employees as a result of the Separation.
To the extent that we incur additional costs, achieve lower profit improvements, or have lower-than-expected cost savings, our results of operations, financial condition and valuation could be adversely affected.

Certain contracts that will need to be assigned from Par Health or its affiliates to us in connection with the Separation may require the consent of the counterparty to such an assignment, and failure to obtain these consents could increase our expenses or otherwise reduce our profitability.
In connection with the Separation, Par Health or its applicable subsidiaries have transferred or will transfer certain agreements to us or certain of our subsidiaries. The consent of the counterparties to such agreements may be required and, as a result, the counterparties may seek new and/or more favorable contractual terms to obtain such consents. If we fail to obtain such consents, we may not be able to obtain some of the benefits and contractual commitments currently available, such as discounts or competitive bulk or volume pricing, software licensing, and technology support. Accordingly, our expenses, procurement conditions and facilities costs, among others, may increase and its profitability may decrease.
The estimated fair value of the net assets acquired us in connection with its acquisition of Endo are preliminary and subject to change if new information becomes available.
In accordance with applicable accounting standards for business combinations, we have made preliminary estimates of the fair value of Endo’s assets and liabilities based on currently available information, which remain subject to change as we finalize our purchase accounting during the measurement period following the acquisition date. For a period of up to 12 months from the acquisition date, adjustments to these preliminary estimates may result from additional information becoming available to us about facts and circumstances that existed as of the acquisition date. Such adjustments could materially impact our financial statements, including, but not limited to, the recognition of goodwill, intangible assets, deferred taxes and other assets and liabilities. In accordance with applicable accounting standards, any such measurement period adjustments may require that we make retroactive adjustments to the estimated fair value of Endo’s acquired net assets, which in turn may impact our operating results in the periods subsequent to the acquisition.
There can be no assurance that future adjustments will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On August 18, 2025, the Company sold 7,692 ordinary shares to Paul Efron, a member of the Board, for an aggregate purchase price of $709,971.60. The sale of the ordinary shares and its terms were approved by the Company’s Board of Directors (“Board”), and by the Governance and Compliance Committee of the Board as a related party transaction. The sale was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Item 5.	Other Information.
(a) As previously disclosed, after the consummation of the Business Combination, Endo’s existing indebtedness remains outstanding. The information in the section entitled “Endo’s Indebtedness that Remained Outstanding after the Business Combination” of Note 11 of the notes to the unaudited condensed consolidated financial statements is incorporated herein by reference. Such description of Endo’s existing indebtedness is qualified in its entirety by reference to the following, each of which is incorporated herein by reference:
•the credit agreement, dated as of April 23, 2024, among Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.), as the borrower (“Endo Borrower”), Endo, as parent, the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender (as amended, modified or supplemented, the “Endo Credit Agreement”), filed as Exhibits 10.24, 10.25 and 10.30 to this Quarterly Report;
•the first lien intercreditor agreement, dated as of April 23, 2024, among the notes collateral agent for the 8.50% senior secured notes due April 2031, the collateral agent for the Endo Credit Agreement, the Endo Borrower, the guarantors from time to time party thereto and the other agents from time to time party thereto (as amended, modified or supplemented, the “Intercreditor Agreement”), filed as Exhibits 10.14, 10.31, 10.32 and 10.33 to this Quarterly Report; and
•the indenture, dated as of April 23, 2024, among the Endo Borrower, Endo, the subsidiary guarantors and Computershare Trust Company, National Association, as trustee and notes collateral agent (as amended, modified or supplemented, the “Indenture”), filed as Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5 to this Quarterly Report.

(c) Rule 10b5-1 Trading Plans
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

2.5
Amendment to the Transaction Agreement dated as of April 23, 2025, by and among the Company, Endo, Inc. and Salvare Merger Sub LLC (incorporated by reference to Annex C to the Company’s Registration Statement on Form S-4 filed April 23, 2025).

2.6
Fourth Amended Joint Chapter 11 Plan of Reorganization of Endo International plc and its Affiliated Debtors (incorporated by reference to Exhibit 2.1 to Endo, Inc.'s Registration Statement on Form S-1 filed July 12, 2024).

3.1	Certificate of Incorporation of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Memorandum and Articles of Association of Mallinckrodt plc (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 15, 2025).
4.1
Indenture, dated as of April 23, 2024, among Endo Finance Holdings, Inc., as the issuer, Endo, Inc., as the parent, each of the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as trustee and notes collateral agent (including form of 8.500% Senior Secured Notes due 2031) (incorporated by reference to Exhibit 4.2 to Endo, Inc.’s Registration Statement on Form S-1 filed July 12, 2024).

4.2
First Supplemental Indenture, dated as of May 23, 2024, among Endo Finance Holdings, Inc., as the issuer, and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2.1 to Endo, Inc.’s Registration Statement on Form S-1 filed July 12, 2024).

4.3
Second Supplemental Indenture, dated as of June 30, 2025, among the guaranteeing subsidiaries party thereto, Endo Finance Holdings, Inc., as the issuer, Endo, Inc., as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent.

4.4
Third Supplemental Indenture, dated as of August 1, 2025, among the guaranteeing subsidiaries party thereto, Endo Finance Holdings, Inc., as the issuer, Endo, Inc., as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent.

4.5
Fourth Supplemental Indenture, dated as of September 26, 2025, among KT Finance Inc., as the co-issuer, the guaranteeing subsidiaries party thereto, Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.), as the issuer, Endo, LP (f/k/a Endo, Inc.), as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent.

4.6	Mallinckrodt plc 2025 Preferred Share Terms (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 15, 2025).
10.1†
Third Amended and Restated Employment Agreement, by and between ST Shared Services LLC and Sigurdur Olafsson, dated July 7, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 7, 2025).

10.2†
Form of Deed of Indemnification by and between Mallinckrodt plc and Directors and Secretary (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 1, 2025).

10.3†
Form of Indemnification Agreement by and between Sucampo Pharmaceuticals LLC and Directors and Secretary (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 1, 2025).

10.4†	Form of Deed of Indemnification Agreement by and between Mallinckrodt plc and Officers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 6, 2025).
10.5**
Credit Agreement, dated as of July 31, 2025, by and among ST 2020, Inc., as parent, MEH, Inc., as borrower, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed August 1, 2025).

10.6†
Employment Agreement, by and between ST Shared Services LLC and Christiana Stamoulis, dated as of August 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2025).

10.7†	Mallinckrodt Pharmaceuticals 2025 Stock and Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed August 14, 2025).
10.8†
Form of Restricted Unit Award for the CEO Inducement Award under the Mallinckrodt Pharmaceuticals 2025 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 14, 2025).

10.9†
Form of Restricted Unit Award for Executives under the Mallinckrodt Pharmaceuticals 2025 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 14, 2025).

10.10†
Form of Restricted Unit Award for Directors under the Mallinckrodt Pharmaceuticals 2025 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 14, 2025).

10.11†	Noncompetition and Consulting Agreement, by and between Endo, Inc. and Scott Hirsch, dated as of July 29, 2025.
10.12†	Employment Agreement, by and between ST Shared Services LLC and Dr. Marek Honczarenko, dated as of September 7, 2025.
10.13†	Restricted Unit Award granted on September 23, 2025 to Christiana Stamoulis under the Mallinckrodt Pharmaceuticals 2025 Stock and Incentive Plan.

10.14
First Lien Intercreditor Agreement, among Endo, Inc., Endo Finance Holdings, Inc., the other grantors party thereto, Goldman Sachs Bank USA, as bank collateral agent, and Computershare Trust Company, National Association, as notes collateral agent, dated as of April 23, 2024 (incorporated by reference to Exhibit 10.1 to Endo, Inc.’s Registration Statement on Form S-1 filed July 12, 2024).

10.15
Supply Agreement, between Auxilium and Hollister-Stier Laboratories LLC, dated June 26, 2008 (incorporated by reference to Exhibit 10.3 to Endo, Inc.’s Registration Statement on Form S-1 filed July 12, 2024).

10.16†	Endo, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Endo, Inc.’s Registration Statement on Form S-1/A filed July 26, 2024).
10.17†	Form of Employee RSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Endo, Inc.’s Current Report on Form 8-K filed October 4, 2024).
10.18†	Form of Director RSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Endo, Inc.’s Current Report on Form 8-K filed October 4, 2024).
10.19†	Form of Employee PSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Endo, Inc.’s Current Report on Form 8-K filed October 4, 2024).
10.20†	Form of Long-Term Cash Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Endo, Inc.’s Annual Report on Form 10-K filed March 13, 2025).
10.21†	Form of 2024 Retention and Performance Award Notice of Endo, Inc. (incorporated by reference to Exhibit 10.1 to Endo, Inc.’s Current Report on Form 8-K filed October 4, 2024).
10.22†	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to Endo, Inc.’s Current Report on Form 8-K filed April 4, 2025).
10.23†
Executive Employment Agreement between Endo USA, Inc. and Mark T. Bradley, effective as of May 10, 2024 (incorporated by reference to Exhibit 10.9 to Endo, Inc.’s Registration Statement on Form S-1/A filed July 26, 2024).

10.24
Credit Agreement, among Endo Finance Holdings, Inc., as the borrower representative, Endo, Inc., as parent, the additional borrowers from time to time party thereto, the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender, dated as of April 23, 2024 (incorporated by reference to Exhibit 10.14 to Endo, Inc.’s Registration Statement on Form S-1/A filed July 26, 2024).

10.25
First Amendment, among Endo, Inc., as parent, Endo Finance Holdings, Inc., as the borrower representative, each of the subsidiary guarantors party thereto, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent and an additional 2024 refinancing term lender, dated as of October 29, 2024 (incorporated by reference to Exhibit 10.1 to Endo, Inc.’s Current Report on Form 8-K filed October 29, 2024).

10.26†	Interim CEO Letter, between Endo, Inc. and Scott Hirsch, dated as of August 26, 2024 (incorporated by reference to Exhibit 10.1 to Endo, Inc.’s Current Report on Form 8-K filed August 27, 2024).
10.27
Global Settlement Agreement, dated February 28, 2024, by and among the United States of America, Endo, Inc. and Endo International plc (incorporated by reference to Exhibit 10.17 to Endo, Inc.’s Registration Statement on Form S-1 filed July 12, 2024).

10.28†
Interim CEO Extension Letter, between Endo, Inc. and Scott Hirsch, dated as of January 6, 2025 (incorporated by reference to Exhibit 10.1 to Endo, Inc.’s Current Report on Form 8-K filed January 6, 2025).

10.29†	Transition Agreement between Endo, Inc. and Scott Hirsch, dated March 13, 2025 (incorporated by reference to Exhibit 10.2 to Endo, Inc.’s Current Report on Form 8-K filed March 14, 2025).
10.30
Second Amendment (Technical Amendment) to Credit Agreement, dated as of July 17, 2025, among Endo, Inc., as parent, Endo Finance Holdings, Inc., as the borrower representative, and Goldman Sachs Bank USA, as administrative agent.

10.31	Supplement No. 1 to the First Lien Intercreditor Agreement, dated as of June 30, 2025.
10.32	Supplement No. 2 to the First Lien Intercreditor Agreement, dated as of August 1, 2025.
10.33	Supplement No. 3 to the First Lien Intercreditor Agreement, dated as of September 26, 2025.
10.34†	Form of Endo USA, Inc. Executive Employment Agreement.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).
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

MALLINCKRODT PLC

By:	/s/ Christiana Stamoulis
Christiana Stamoulis President and Chief Financial Officer (Principal Financial Officer)
Date: November 10, 2025