Form 10-K
period 2025-12-31
Keenova Therapeutics plc
filed 2026-04-15
CIK 1567892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number : 001-35803

Keenova Therapeutics plc
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes   ☐ No
The number of shares of the registrant's ordinary shares outstanding as of April 8, 2026 was 39,581,987.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Presentation of Information
Unless the context requires otherwise, references to “Keenova Therapeutics plc,” “Keenova,” “we,” “us,” “our” and “the Company” refer to Keenova Therapeutics plc (formerly Mallinckrodt plc), an Irish public limited company, and its consolidated subsidiaries. References to “dollars” or “$” refer to United States (“U.S.”) dollars.
Trademarks and Trade Names
Keenova owns or has rights to use trademarks and trade names that it uses in conjunction with the operation of its business. One of the more important trademarks that it owns or has rights to use that appears in this Annual Report on Form 10-K (this “Annual Report”) is “Keenova,” which is a registered trademark or the subject of pending trademark applications in the United States and other jurisdictions. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in this Annual Report is, to the Company's knowledge, owned by such other company.
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
Risks Related to the Business Combination with Endo and Separation of Par Health
•We may not realize the anticipated benefits and synergies from our Business Combination (as defined below) with Endo.
•The estimated fair values of the net assets acquired by us in connection with the acquisition of Endo are preliminary and subject to change if new information becomes available.
•We could incur additional payment obligations pursuant to the U.S. Government Economic Settlement upon the achievement of certain EBITDA outperformance targets.
•We may not achieve growth opportunities, profit improvements, cost savings and other benefits, and may incur unanticipated costs associated with the Separation (as defined below), and our results of operations, financial condition and valuation could be adversely affected as a result.
•As a result of the Separation, we may lose the benefits of services provided by Par Health or certain of its subsidiaries and we may incur incremental costs as a result.
•We are a smaller and less diversified company than before the Separation.
•The Separation may result in litigation and/or regulatory inquiries and investigations, which could harm our business, financial condition and operating results and could divert management attention.
Risks Related to Our Business
•Pharmaceutical companies like us have been under increasing scrutiny and non-compliance with relevant policies, laws, regulations or government guidance may result in adverse actions.
•We have various contractual and court-ordered compliance obligations that, if violated, could result in penalties.
•We face significant competition and may not be able to compete effectively.
•We experience pricing pressure on certain of our products, which could reduce our future revenue and profitability.
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
•We may not achieve the anticipated benefits of price increases for our products.
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
•Clinical studies are expensive and time-consuming, and their outcome is highly uncertain. If any such studies are delayed or yield unfavorable results, regulatory approval may be delayed or become unobtainable or, even if approved, physicians might not prescribe our products.

•We may incur litigation liability, including but not limited to product liability losses.
•If our business development activities or other transactions are unsuccessful, it may adversely affect us.
•We may be unable to attract and retain qualified personnel in key fields.
•Our business depends on the continued effectiveness of our information technology infrastructure, and external attacks or any failures could harm our operations.
•Our business could suffer if we, or our suppliers, encounter manufacturing or supply problems.
•Our operations expose us to risks and challenges associated with conducting business internationally.
•New or increased tariffs and evolving trade relations between the United States and other countries, as well as changes in U.S. international trade and taxation policy, could adversely affect us.
•Our actual financial results are not comparable to our historical financial statements.
Risks Related to Our Indebtedness and Settlement Obligation
•Our substantial indebtedness and settlement obligation could adversely affect our financial condition and future access to capital and may prevent us from fulfilling our obligations.
•The terms of the agreements that govern our indebtedness and settlement obligation restrict our current and future operations.
•Our variable-rate indebtedness exposes us to interest rate risk.
•Despite current and anticipated indebtedness levels, we may incur additional debt in the future.
•Future financings may not be available on favorable terms and may be dilutive, and the use of proceeds therefrom may be subject to restrictions from our existing indebtedness.
Risks Related to Tax Matters
•Our status as a foreign corporation for United States federal tax purposes could be affected by a change in law.
•Future changes to U.S. and foreign tax laws, including the Pillar Two global minimum tax, may increase our effective tax rate and cash tax obligations.
•The United States could treat Keenova Therapeutics plc as a United States taxpayer or otherwise subject it to certain adverse tax consequences under Internal Revenue Code Section 7874.
•The Internal Revenue Service may interpret Internal Revenue Code Section 382 limitation and cancellation of debt income attribution rules differently.
•A loss of a major tax dispute, if one were to arise, or a challenge to our operating structure or intercompany pricing policies could result in a higher tax rate on our worldwide earnings, which could result in a material adverse effect on our financial condition, results of operations and cash flows.
Risks Related to Our Jurisdiction of Incorporation
•Irish law differs from United States law and may afford less protection to holders of our securities.
•Irish law imposes restrictions on certain aspects of capital management.
Risks Related to Our Ordinary Shares
•Our ordinary shares are not listed on any national securities exchange and our plans to list on an exchange and to conduct a concurrent underwritten public offering are subject to a variety of factors, several of which are outside our control.
•Our ability to pay dividends and fund share repurchases is limited, and Irish law requires that we meet certain financial requirements before we pay dividends or fund repurchase our ordinary shares.

PART I

Item 1.	Business.
Overview
Keenova Therapeutics plc, formerly Mallinckrodt plc, and its consolidated subsidiaries is a leading U.S.-focused branded therapeutics company that strives to help patients with rare or unaddressed conditions live happier and healthier lives.
We operate our business in one operating and reportable segment with a clear and focused strategy centered on our branded therapeutics. Keenova’s rare disease capabilities underpin our diversified brands portfolio, which is focused across a wide range of therapeutics areas of significant unmet need. These include rheumatology, ophthalmology, nephrology, neurology, pulmonology, orthopedics, urology, and neonatal respiratory critical care. For further information on our products, refer to “Our Businesses and Products” within this Item 1. Business.
On July 31, 2025, we completed our business combination with Endo Inc. (which has since been converted to Endo LP, “Endo”) (the “Business Combination”), which resulted in increased scale and enhanced capabilities to develop, manufacture and commercialize branded therapeutics, generic pharmaceuticals, and sterile injectables. Our operating results for the year ended December 31, 2025 reflect the operating results of Endo following the closing of the Business Combination on July 31, 2025. On November 10, 2025, we completed the separation of our generic pharmaceuticals and sterile injectables businesses into an independent, private company named Par Health, Inc. (“Par Health”) (the “Separation”). As a result, we are a smaller and less diversified company than before the Separation and our operations are now centered on our branded therapeutics portfolio. Further, following the Separation, our financial statements and accompanying notes have been recast to reflect Par Health’s assets, liabilities, results of operations and cash flows as discontinued operations for all periods presented. Refer to Note 5 and Note 6 of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further information on the Business Combination and the Separation, respectively.
Our principal executive offices are located at College Business & Technology Park, Cruiserath, Blanchardstown, Dublin 15, Ireland, with additional office facilities in New Jersey, Pennsylvania, Missouri, the District of Columbia (“D.C.”) and Japan, among others. We have a strong U.S. manufacturing footprint, with facilities in Louisiana, New Jersey, New York, Pennsylvania and Wisconsin. We also have seven regional service centers in the U.S.
In the fourth quarter of fiscal year 2025, we approved a change in our fiscal year end from a 52-53-week year ending on the last Friday of December to a calendar year ending on December 31, 2025.
Our Business and Products
We develop, manufacture and commercialize a portfolio of branded therapeutics for the treatment of rare or unaddressed diseases in the specialty areas of rheumatology, ophthalmology, nephrology, neurology, pulmonology, orthopedics, urology, and neonatal respiratory critical care. Our marketed products are positioned to serve patients with significant unmet medical needs.
Our strategy is to:
•increase patient access to our existing products and support their appropriate utilization through dedicated teams;
•advance label expansion opportunities for our marketed products by targeting new indications that represent substantial unmet medical need, underpinned by our rare disease capabilities; and
•selectively acquire or license products that are strategically aligned with our product portfolio and could leverage our commercial infrastructure and research and development (“R&D”) capabilities across our key therapeutic areas.
We promote our products directly to physicians in office settings, hospitals, and ambulatory surgical centers across our key therapeutic areas with our own direct sales force of over 300 sales representatives as of December 31, 2025. Our products are distributed through independent wholesale drug distributors, specialty pharmaceutical distributors, retail pharmacy chains, and hospital procurement departments, among others. We also contract directly with payer organizations through our team of reimbursement managers to assist with relevant reimbursement processes.
The following is a description of select products in our product portfolio:
•Acthar® Gel (repository corticotropin injection) (“Acthar Gel”) is a complex mixture of peptides approved by the U.S. Food and Drug Administration (“FDA”) for use in 19 indications across five specialty areas. Acthar Gel currently generates substantially all of its net sales from 11 of the on-label indications, including adjunctive therapy for short-term administration for an acute episode or exacerbation in rheumatoid arthritis (“RA”), including juvenile RA; treatment of severe acute and chronic allergic and inflammatory processes involving the eye and its adnexa including keratitis and uveitis; treatment during an exacerbation or as maintenance therapy in selected cases of systemic lupus erythematosus; treatment of acute exacerbations of multiple sclerosis (“MS”) in adults; including a diuresis or a remission of proteinuria in nephrotic syndrome without uremia of the idiopathic type or that is due to lupus; treatment during an exacerbation or as maintenance therapy in selected cases of systemic dermatomyositis (polymyositis); treatment of symptomatic sarcoidosis; and monotherapy for the treatment of infantile spasms in infants and children under two years of age. Acthar Gel has one listed patent in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations” (“Orange Book”) that expires in 2041.
There is significant clinical evidence supporting the effectiveness of Acthar Gel. This includes data generated from company-sponsored controlled clinical trials, as well as previously completed and largely independent clinical case series and smaller investigator initiated studies that have broadened the product's evidence base and strengthened its clinical profile. We launched Acthar Gel Single-Dose Pre-filled SelfJect™ Injector (“SelfJect”) in August 2024, following FDA approval on March 1, 2024. SelfJect offers an easier and more patient-friendly application for single unit dosage indications. SelfJect continues to receive positive physician and patient feedback, reflecting momentum with both new and returning healthcare providers, and providing patients with an important new option to manage challenging chronic and acute inflammatory and autoimmune conditions, underscoring our investment to modernize the brand for patients and enhance patient affordability.
•Xiaflex® (collagenase clostridium histolyticum) (“Xiaflex”) is an FDA‑approved biologic injectable enzyme therapy used in the treatment of Dupuytren’s contracture and Peyronie’s disease. Xiaflex is approved for the treatment of adult patients with Dupuytren’s contracture who present with a palpable cord, offering a nonsurgical option to reduce contracture and restore finger extension. Xiaflex is also indicated for adult men with Peyronie’s disease who have a palpable penile plaque and a curvature deformity of at least 30 degrees at treatment initiation. In addition to these FDA-approved indications, we are also advancing certain Xiaflex pipeline development programs for potential future indications, including plantar fibromatosis and hammer toe, advancing our strategy of developing non-surgical musculoskeletal care interventions.
•In addition to our two flagship products, Acthar Gel and Xiaflex, our product portfolio also includes various other branded therapeutics, including INOmax®, Supprelin® and Terlivaz®, among others.
•We believe that the details described in the section captioned “Intellectual Property” below underpin the durability of our two flagship products and their future growth.
Our efforts to further develop our key products, including new indications, are described in the section captioned “Research and Development” below.
Business Strategy Developments and Transactions
Our Board of Directors (the “Board”) may determine, from time to time, to implement changes in our business strategy, underpinned by our rare disease capabilities, which may affect our operations and our future direction and which may differ materially from those in the past. Significant transactions, including the Separation and the Business Combination and the related financing, each discussed further below, have substantially reshaped our organization. Our business strategy focuses on developing, manufacturing, and commercializing branded therapeutics that address key areas of significant unmet need, including rheumatology, ophthalmology, nephrology, neurology, pulmonology, orthopedics, urology, and neonatal respiratory critical care. Consistent with this strategy, and at the direction of our Board of Directors, we continue to explore a variety of transactions intended to maximize shareholder value, including potential acquisitions, divestitures, financings and other strategic transactions. In connection with this process, we intend to exit from our remaining opioid business and are currently pursuing the divestiture of our Percocet® business.
Separation of Par Health
On November 10, 2025 (the “Redemption Date”), we completed the Separation of our generic pharmaceuticals and sterile injectables businesses into an independent, private company named Par Health. The Separation was implemented by way of a redemption of all of our issued and outstanding preferred shares, upon which the preferred shares were automatically cancelled (the “Redemption”). In connection with the Redemption and pursuant to Irish law, we allocated the right to receive one hundred percent (100%) of the outstanding shares of Par Health common stock as of the Redemption Date, to holders of record of our preferred shares as of October 27, 2025, who complied with certain certification procedures and certified as to being a qualified institutional buyer as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), an accredited investor as defined in Rule 501(a) under the Securities Act or Company director or officer or a Par Health director or officer as of the Redemption Date and also an accredited investor. Holders of record of our preferred shares who complied with the certification procedures and certified that they do not qualify as any of the foregoing categories of investors received a per share amount in cash that the Board of Directors determined was equal in value to the Par Health common stock allocated to qualified shareholders for each of our preferred shares.
We and Par Health entered into several agreements that govern our relationship following the Separation, including a separation agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, a manufacturing and supply agreement and an amended and restated multi-tenant lease agreement.
Also in connection with the Separation, we and the Opioid Disbursement Trust II (“Trust”) entered into a termination agreement (“CVR Termination Agreement”) to cancel the contingent value rights (“CVRs”) issued under the agreement (“CVR Agreement”)

entered into in connection with our emergence from the 2023 Bankruptcy Proceedings (as defined below) and terminate the CVR Agreement in exchange for a payment by us of $35.0 million to the Trust. Pursuant to the CVR Termination Agreement, on November 10, 2025, the CVRs were cancelled and the CVR Agreement was terminated. The CVR Termination Agreement also included customary representations and warranties and a waiver of certain claims. Refer to Note 6 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further discussion on the CVR Termination Agreement.
As a result of the Separation, neither we nor any of our subsidiaries continue to be borrowers or guarantors of the indebtedness entered into in connection with the Par Health Credit Agreement (as defined below). All borrowers and guarantors in respect of such indebtedness are subsidiaries of Par Health.
Business Combination with Endo
On July 31, 2025, we completed the Business Combination with Endo, whereby we acquired all of the issued and outstanding shares of common stock of Endo in exchange for a combination of cash and our ordinary shares in accordance with the Transaction Agreement (as amended on April 23, 2025) (“Transaction Agreement”) entered into on March 13, 2025, among us, Endo, and our wholly owned subsidiary, Salvare Merger Sub LLC (“Merger Sub”). Outstanding shares of common stock of Endo were cancelled and converted into the right to receive 0.2575 of our ordinary shares (“Per Share Stock Consideration”) and approximately $1.31 in cash (“Per Share Cash Consideration”) without interest and subject to applicable withholding. The aggregate amount of cash paid to Endo stockholders was $100.0 million and the aggregate amount of our ordinary shares issued to former Endo stockholders was 19,650,663 shares.
Refer to Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further information regarding the Business Combination.
Other Developments and Transactions
On November 29, 2024, we completed the sale of our Therakos business to affiliates of CVC Capital Partners IX for total cash consideration of $887.6 million, which amount was net of preliminary purchase price adjustments, including an adjustment based on estimated net working capital at close, and we recorded a gain on sale of $754.4 million. We used the net proceeds of such sale to mandatorily prepay and redeem a portion of our senior secured debt, resulting in makewhole payments and a net loss on extinguishment of debt. We paid $6.2 million for the final working capital settlement during the year ended December 31, 2025.
Research and Development
Our R&D strategy is primarily focused on identifying areas of high unmet medical and clinical need that may be addressed by our existing products, advancing the development of those products to address such needs, and evaluating the viability of new product candidates that we may acquire or license through business development activities.
Our current R&D infrastructure is focused on supporting late-stage product development, maximizing new product launches, and accelerating additional lifecycle management opportunities, inclusive of new product enhancements, and line extensions that provide value to patients, physicians and payers.
Evidence generation is a key strategic imperative within R&D for all our products and therapeutic areas of interest, as it supports approved uses, label enhancements, and new indications. Our integrated evidence generation strategy is realized through investments in both clinical and health economic activities. We seek to support research that advances the understanding and treatment of various diseases states and further the development of our currently marketed products, notably Acthar Gel, and Xiaflex.
We are currently developing Xiaflex for additional indications including plantar fibromatosis (“PFI”) and hammer toe.
The registrational Phase 3 study for the treatment of PFI is on-going, and results are expected in the third quarter of 2026.
A Phase 1/2 study for the treatment of hammer toe was completed in February 2026. Topline data demonstrated a favorable safety profile and met secondary and exploratory efficacy endpoints enabling progression of the program into a registrational Phase 3 study that, subject to the outcome of discussion with the FDA, is planned to be initiated in the fourth quarter of 2026.
We are also considering further development for plantar fasciitis (“PFA”). To date, the development program for PFA consists of completed Phase 1 and Phase 2 clinical studies. Results from these studies provided clinically meaningful information to design a registrational Phase 3 trial for patients with moderate to severe plantar fasciitis, which we currently plan to initiate subject to the results of our PFI study and other considerations.
We may develop our Xiaflex product for potential additional indications in the future.
Competition
Our products face competition from alternative forms of treatment that a prescriber may utilize. To successfully compete for business from managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only superior health outcomes but also cost and service advantages, as compared with other forms of care. For example, while there is no therapeutically substitutable generic alternative for Acthar Gel, it faces significant competition from earlier-line treatment alternatives including high-dose steroids, and is generally prescribed when earlier-line treatments have failed to provide positive outcomes or are not well tolerated by the patient.
We continue to differentiate Acthar Gel through pre-clinical studies and through product enhancements including the continued growth of SelfJect, which received FDA approval on March 1, 2024 and launched in the U.S. in August of 2024, and is designed to create an easier and more patient-friendly application for single-unit dosage indications. SelfJect requires less preparation with fewer materials and steps for the administration of Acthar Gel compared to the multi-dose vial and syringe. The latex-free device also has additional safety elements, including a hidden needle intended to help protect patients against needle sticks.
While there is no therapeutically substitutable non-surgical treatment alternative for Xiaflex, it faces significant competition from surgical intervention and other procedural approaches used to treat Dupuytren’s contracture and Peyronie’s disease. Xiaflex is differentiated as a non‑surgical treatment option, and is generally utilized in patients for whom a non‑surgical approach may be preferred due to considerations such as invasiveness, recovery time, site‑of‑care, or patient and physician treatment preferences.
We are also exposed to direct competition in the U.S. market for INOmax. However, we believe INOmax's highly differentiated service offering and the next generation delivery system will help to differentiate the product and mitigate the impact of competition longer-term.
The highly competitive environment in which we operate requires us to continually seek out new products to treat diseases and conditions in areas of high unmet medical need, to create technological innovations, and to market our products effectively. Most new products that we introduce must compete with other products already on the market, as well as other products that are subsequently developed by competitors. We may be granted market exclusivity either through the FDA, the U.S. Patent Office, or similar agencies internationally. Regulatory exclusivity is granted by the FDA for new innovations, such as new clinical data, a new chemical entity, or orphan drugs, and patents are issued for inventions, such as composition of matter or method of use. While patents offer a longer period of exclusivity, there are more bases to challenge patent-conferred exclusivity than with regulatory exclusivity. Generally, once market exclusivity expires, competition will likely intensify as generic forms of the product are launched. Products that do not benefit from regulatory or patent exclusivity must rely on other competitive advantages, such as confidentiality agreements or product formulation trade secrets for difficult to replicate products.
Branded products face pricing pressure when generic products are launched, as generic products do not carry the sales, marketing, R&D and product support costs borne by the innovators. These lower cost generics generally erode brand profitability over time. The generic form of a drug may also enjoy a preferred position relative to the branded version under third-party reimbursement programs, or be routinely dispensed in substitution for the branded form by pharmacies. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions, decreased sales volume or both. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our branded products offer not only superior health outcomes but also cost advantages, as compared with other forms of care. Certain of our products are targeted for niche patient populations with unmet medical needs, for example Acthar Gel, that may not be prescribed unless a clear benefit in efficacy or safety is demonstrated or until alternatives have failed to provide positive patient outcomes or are not well tolerated by the patient.
Intellectual Property
We own or license a number of patents in the U.S. and other countries covering certain products and have also developed brand names and trademarks for those and other products. Generally, our business relies upon patent and trade-secret protection to protect our products, related inventions, and product innovations that are important to our business.
In a broad sense, patents provide the innovator companies with the right to exclude others from practicing an invention related to a product. Protection for individual products extends for varying periods in accordance with the expiration dates of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage, and the availability of meaningful legal remedies in the country. In the United States, certain patents relating to products that are the subject of an approved new drug application (“NDA”) are listed in the Orange Book. The Orange Book does not include a listing of patents related to biological products approved pursuant to a biologics license application (“BLA”). We may have other relevant regulatory protection or patents that may extend beyond the expiration dates provided below.
Intellectual property that relates to our major marketed products include:
•Acthar Gel. We have one Orange Book listed patent that relates to Acthar Gel. This patent is set to expire in 2041. We also have pending patent applications relating to the product. Acthar Gel is subject to complex and proprietary manufacturing processes, and is protected by trade secrets and proprietary know-how.
•Xiaflex. We own or have licensed rights to patents and patent applications related to Xiaflex worldwide, including U.S. drug product and methods of manufacture patents and patent applications that expire between 2028 and 2038. We also have pending patent applications related to the development of a potential PFI and PFA indication for Xiaflex and intend to seek patent protection on a potential hammer toe indication. Xiaflex is also protected by trade secrets and proprietary know-how, with restricted access to the bacterial strain used to produce the enzymes.
•INOmax. We have a portfolio of patents and patent applications for INOmax and related technologies worldwide. The portfolio includes numerous U.S. issued patents, expiring between 2029 and 2041, and numerous pending U.S. patent applications.
In the U.S. branded pharmaceutical industry, an innovator product’s market exclusivity is generally determined by two forms of intellectual property: (i) patent rights held by the innovator company and listed in the Orange Book and (ii) any regulatory forms of exclusivity to which the innovator is entitled. In addition, commercial durability may also partially depend upon product-related trade secrets, confidentiality agreements, know-how, and trademark and copyright laws. These additional items may not prevent competitors from independently developing similar technology or a bioequivalent or biosimilar product.
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
We estimate the likely market exclusivity period for each of our products on a case-by-case basis. It is not possible to predict with certainty the length of market exclusivity for any of our products because of the complex interaction between patent and regulatory forms of exclusivity, the relative success or lack thereof by potential competitors' experience in product development and inherent uncertainties concerning patent litigation. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that we currently estimate or that the exclusivity will be limited to the estimate.
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
Regulatory Matters
Quality Assurance and Current Good Manufacturing Practice Requirements
The FDA enforces regulations to ensure that the methods used in, and the facilities and controls used for, the manufacture, processing, packaging and holding of drugs, biologics and medical devices conform to current good manufacturing practice (“cGMP”) or, for medical devices, the Quality System Regulation (“QSR”)/Quality Management System Regulation (“QMSR”).
The cGMP regulations that the FDA enforces are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, and are designed to ensure that the finished products meet all the required identity, strength, quality and purity characteristics. Compliance with cGMP includes adhering to requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, laboratory controls and records and reports. The QMSR is also comprehensive and covers all aspects of device manufacture, from product design to distribution and servicing, to post-market surveillance, insofar as they bear upon the safe and effective use of the device and whether the device otherwise meets the requirements of the U.S. Federal Food, Drug and Cosmetic Act (“FFDCA”). Combination drug medical device products may be subject to the applicable cGMP requirements as well as the QMSR requirements related to management responsibility, design and development, purchasing controls and complaint handling, among others. The QMSR, which replaces the QSR, is substantially similar to those set forth in the existing QSR although the QMSR has heightened emphasis on risk-based, lifecycle quality management and integration with business operations and leadership priorities. The FDA began to enforce the QMSR requirements on February 2, 2026.
Failure to comply with applicable cGMP/QMSR requirements or the conditions of the product’s approval or clearance may lead the FDA to take enforcement actions, such as issuing a warning letter, or to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, imposition of operating restrictions, withdrawal of FDA approval, seizure or recall of products and criminal prosecution. Although we periodically monitor FDA compliance of the third parties on which we rely for manufacturing certain of our products, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP, QMSR, or other applicable FDA regulatory requirements. Other foreign regulatory authorities have their own good manufacturing practice and quality system requirements for drugs and medical devices, implemented through local laws and regulations and enforced under each authority’s statutory framework. Efforts to ensure compliance require a continuous commitment of time, money and effort in all operational areas.
United States
In general, drug, medical device, and biological product manufacturers operate in a highly regulated environment. In the U.S., we must comply with laws, regulations and standards promulgated by a variety of regulatory agencies, including the FDA, the Department of Health and Human Services (“HHS”), the Drug Enforcement Administration (“DEA”), the Environmental Protection Agency (“EPA”), the Customs Service, and state boards of pharmacy.
In the U.S., the FDA regulates drug, medical device, and biological products (collectively referred to as “pharmaceutical products,” “drug products,” or “products”) under the FFDCA. Biological products are also regulated under the Public Health Service Act (“PHSA”).
The FFDCA provides several distinct pathways for the approval of new drugs. Under current law, drug applications are required to demonstrate safety and efficacy of a new drug. Prior to 1962, FDA only required that drugs were shown to be safe. Drugs approved only for safety between 1938 and 1962, were later evaluated for effectiveness by FDA under a process entitled the Drug Efficacy Study Implementation (“DESI”). Today, a drug may be approved under one of three sections of the FFDCA. An NDA under Section 505(b)(1) of the FFDCA is a comprehensive application to support approval of a product candidate that includes, among other things, data and information to demonstrate that the proposed drug is safe and effective for its proposed uses, that production methods are adequate to ensure the identity, strength, quality, and purity of the drug, and that proposed labeling is appropriate and contains all necessary information. A 505(b)(1) NDA generally contains results of the full set of pre-clinical studies and clinical trials conducted by or on behalf of the applicant to characterize and evaluate the product candidate. Section 505(b)(2) of the FFDCA provides an alternate regulatory pathway to obtain FDA approval; it permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely to some extent upon the FDA’s findings of safety and effectiveness for an approved product that acts as the reference drug, and submit its own product-specific data – which may include data from pre-clinical studies or clinical trials conducted by or on behalf of the applicant – to address differences between the product candidate and the reference drug. Drug manufacturers may also submit an abbreviated new drug application (“ANDA”) under section 505(j) of the FFDCA to market a generic version of an approved branded drug product. The ANDA must show that the generic version is “therapeutically equivalent,” or expected to have the same clinical effect and safety profile as the branded drug product when administered to patients under the conditions specified in the labeling.
The FDA uses several different pathways for non-exempt medical devices to obtain market authorization. Specifically, to market and sell a new medical device in the U.S., the manufacturer generally must follow one of three paths, which are described under Medical Devices below.
Certain of our products are or could become regulated and marketed as biologic products pursuant to a BLA. Our BLA-licensed product was licensed based on a determination by the FDA of safety, purity and potency as required under the PHSA. Under the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), manufacturers can pursue approval of a biological product using an abbreviated licensure pathway (submitted pursuant to section 351(k) of the PHSA). Under the PHSA, as amended by the BPCIA, following the expiration of a 12-year reference exclusivity period granted to certain referenced FDA-licensed biologic products, the FDA may license under section 351(k) of the PHSA a biological product that it determines is biosimilar to, or interchangeable with, a reference product licensed under section 351(a) of the PHSA. FDA deems a proposed product as biosimilar to an FDA-licensed biological reference product if it is “highly similar” to the reference product and there are no clinically meaningful differences in terms of safety, purity and potency. A proposed biosimilar product must have the same route of administration, dosage form, strength and mechanism of action (if known) as the reference product, and must be proposed only for uses for which the reference product is approved. Although licensure of biosimilar or interchangeable products is generally expected to require less than the full complement of product-specific preclinical and clinical data required for innovator products, the FDA has considerable discretion over the kind and amount of scientific evidence required to demonstrate biosimilarity and interchangeability.
The FDA and other federal regulatory agencies also closely regulate the marketing and promotion of pharmaceutical and medical device products sold in the U.S. through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities, including those involving the Internet. A pharmaceutical or medical device product cannot be commercially promoted before it receives marketing authorizations through approval or clearance. After approval or clearance, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs or medical devices for “off-label” uses - that is, uses not approved by the FDA and therefore not described in the drug or medical device’s labeling - because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. In general, a manufacturer may not promote a drug or medical device for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice (“DOJ”) or the Office of the

Inspector General (“OIG”) within the HHS, as well as state authorities. Enforcement action could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal penalties and agreements that materially restrict the manner in which a company promotes or distributes drug or medical device products.
In addition, the manufacture, marketing, and selling of certain drug products that are controlled substances may be limited by quota grants and other requirements or restrictions enforced by the DEA. Refer to “Drug Enforcement Administration” within this Item 1. Business - Our Business and Products for further information.
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
•FDA approval of the application, including prescribing information, labeling and packaging of the drug product; and
•Implementation of a risk evaluation and mitigation strategy (“REMS”) program, if applicable, and conduct of any required Phase 4 studies and compliance with post-approval requirements, including ongoing monitoring and reporting of adverse events related to the product.
•Clinical Trials. Clinical trials are typically conducted in four sequential phases, although they may overlap. The four phases are as follows:
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
•Phase 2. Phase 2 includes the controlled clinical trials conducted in patients with the target disease or condition, to determine dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks associated with the product candidate and obtain initial evidence of the effectiveness of the investigational product candidate for a particular indication. Phase 2 trials are typically well-controlled, closely monitored and conducted in a limited subject population, usually involving no more than several hundred participants.

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
•Phase 4. In some cases, the FDA may condition approval of an NDA, BLA, or supplement to such an application on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the product. Such post-approval trials are typically referred to as Phase 4 clinical trials.
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
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product candidate information is submitted to the FDA in the form of a marketing application to request market approval or clearance for the product in specified indications.
Marketing Applications. In order to obtain approval to market a drug in the U.S., a marketing application (i.e., an NDA or BLA) must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product candidate to the satisfaction of the FDA.
Under the Prescription Drug User Fee Act, the FDA has the authority to collect fees from drug manufacturers who submit pharmaceutical marketing applications for review and approval, although there may be some instances in which the user fee is waived. These user fees help the FDA fund the drug approval process. For the federal fiscal year 2026, the user fee rate has been set at approximately $4.7 million for a marketing application requiring clinical data (which would be most NDAs and BLAs), and approximately $2.3 million for an application not requiring clinical data (such as an ANDA and some 351(k) biosimilar applications). No user fees are assessed on marketing applications for products designated as orphan drugs, unless the product also includes a non-orphan-designated indication. Similarly, under the Medical Device User Fee Act, the FDA has the authority to collect fees from manufacturers who submit applications for clearance or approval. For fiscal year 2026, the user fee rate for 510(k) notifications is approximately $26,000, for premarket approval applications (“PMAs”) is approximately $579,000, and for De Novo classification requests is approximately $174,000. We expense these fees as they are incurred.
Once an NDA, BLA or supplement has been compiled and submitted, FDA performs an initial review before it accepts the application for filing. FDA may refuse to file an application and/or request additional information before acceptance. Once accepted for filing, FDA begins an in-depth review of the application. The FDA has agreed to certain performance goals in the review of applications. The FDA does not always meet these goal dates, and in certain circumstances, the goal date may be extended. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may also refer an application to an advisory committee, typically a panel of clinicians, for review, evaluation and a non-binding recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. A similar process exists for the review of medical device marketing applications though the rigor and timelines vary depending upon the risk level of the medical device and the specific pathway.
Before approving an application, the FDA often will inspect the facilities at which the product is manufactured for cGMP compliance, and may inspect one or more clinical sites to assure compliance with GCP. After it evaluates the application and the results of inspections, the FDA issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If those deficiencies are addressed to the FDA’s satisfaction in a resubmission of the marketing application, the FDA will issue an approval letter. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of approval, the FDA may require a REMS to help ensure that the benefits of the drug outweigh the potential risks. A REMS can include a medication guide, communication plan for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory requirements is not maintained or problems are identified following initial marketing.
Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, may require submission and prior FDA approval of a supplemental application (or, in some cases, a new application) before the change can be implemented. A supplemental application for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing supplements as it does in reviewing original marketing applications. Likewise, certain changes to a medical device approved under a PMA will require that a supplemental PMA be submitted or, in the case of a 510(k), an entirely new 510(k) submission.
Expedited Programs. The FDA maintains certain expedited programs to facilitate the development and review processes for certain qualifying pharmaceutical product candidates, including fast track designation, breakthrough therapy designation, priority review, accelerated approval, regenerative medicine advanced therapy designation, and medical devices under a Breakthrough Device Designation. A pharmaceutical product candidate may be granted fast track designation if it is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for such condition. With fast track designation, the sponsor may be eligible for more frequent opportunities to obtain the FDA’s feedback, and the FDA may initiate review of sections of an application before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the remaining information. Even if a product receives fast track designation, the designation can be rescinded and provides no assurance that a product will be reviewed or approved more expeditiously than would otherwise have been the case, or that the product will be approved at all.
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
Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a “rare disease or condition,” which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for this type of disease or condition will be recovered from sales of the product. If orphan product designation is sought, it must be requested before submitting a marketing application for the drug for the proposed rare disease or condition. If the FDA grants orphan drug designation, the common name of the therapeutic agent and its designated orphan use are disclosed publicly by the FDA. Orphan product designation does not, by itself, convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which the FDA has interpreted to preclude approving for seven years any other sponsor’s application to market the same drug for the same use for which the drug has been granted orphan drug designation, except in limited circumstances, such as a showing that the subsequent product is clinically superior to the product with orphan exclusivity. Orphan exclusivity operates independently from other regulatory exclusivities and other protection against generic competition, including patents that we hold for our products, and applies even if the competing product is supported by its own data. A sponsor of a product application that has received an orphan drug designation generally is exempt from the $4.7 million application fee and may qualify for tax incentives for clinical research undertaken to support the application.
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
Biologic products approved under a BLA also may benefit from a period of exclusivity that protects a reference product from competition from biosimilars. FDA may not accept a biosimilar application for review until four years after the date of first licensure of the reference product, and the biosimilar cannot be licensed until 12 years after the reference product was first licensed.
Pediatric Exclusivity. Under certain circumstances, if the sponsor submits pediatric data that fairly respond to a written request from FDA for such data, the exclusivity periods applicable to drugs and biologics and the patent-related protections applicable to drugs may be extended by six months. This extension may be granted even if the data does not support a pediatric indication.
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
The distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, which regulates the distribution of samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Moreover, the Drug Supply Chain Security Act imposes requirements on manufacturers and their trading partners related to identifying and tracing prescription drug products distributed in the U.S. to ensure accountability in distribution and to identify, trace and remove counterfeit and other illegitimate or harmful drugs from the market.
Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings, contraindications, or limitations of use, and also may require the implementation of other risk management measures, including the development and implementation of a REMS. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy occur following approval. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact our approved products or delay or prevent regulatory approval of our products under development.
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
Medical Devices. There are three primary pathways to receive authorization to distribute a new device in the U.S. The first pathway is pre-market notification or the 510(k) process. Under this pathway, the manufacturer must demonstrate to the FDA that the new device is substantially equivalent to a legally marketed predicate device, generally by showing it has the same intended use and substantially similar technological characteristics or that any technological differences do not raise new questions of safety or effectiveness. The FDA will make a determination as to whether the new device is substantially equivalent to the predicate device before commercial distribution occurs. Changes that do not significantly affect the safety or efficacy of a legally marketed device may generally be made without additional 510(k) premarket notifications.
The second primary pathway is a premarket approval application (“PMA”). This pathway is generally more complex, time-consuming and expensive than the 510(k) process. Under the PMA pathway, the manufacturer must demonstrate that the device is safe and effective for its intended use. This generally requires data from clinical trials, which must be performed in accordance with the applicable Investigational Device Exemption regulations. PMA review may also include manufacturing and clinical inspections, advisory panel input, and post approval requirements.
Third, novel low to moderate risk devices that lack a predicate are by default subject to the PMA pathway. However, the manufacturer may instead request a risk-based classification through the De Novo process. If granted, the device receives marketing authorization and establishes a new device type that may serve as a future predicate. Regardless of pathway, after devices receive marketing authorization, they are subject to FDA and state requirements, including establishment registration, device listing, manufacturer/distributor licensing, quality system obligations, adverse event reporting, and reporting of certain corrections and removals, along with periodic inspections.
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
Risk Evaluation and Mitigation Strategies. The FDA has the authority to require a pharmaceutical manufacturer to develop and implement a REMS for certain products if the agency finds that a REMS is necessary to ensure that the benefits of a drug outweigh the risks. Failure to comply with REMS requirements could result in enforcement action such as product seizure, injunction or civil money penalties. Certain of our products are subject to REMS, namely, the Opioid Analgesic REMS, Aveed® REMS, and XIAFLEX REMS, and others may be subject to REMS programs in the future.
Drug Enforcement Administration. The DEA is the U.S. federal agency responsible for domestic enforcement of the federal Controlled Substances Act of 1970 (“CSA”). A drug product approved by FDA may be subject to scheduling as a controlled substance under the CSA. Compounds that have a potential for dependence and abuse are scheduled as controlled substances under the CSA and similar state and foreign laws based on the drug’s potential for abuse. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export, inspection and other requirements administered by the DEA.
The DEA classifies controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be classified as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. Percocet, and the active pharmaceutical ingredient (“API”) of Percocet, oxycodone, (in addition to acetaminophen), are regulated by the DEA as a Schedule II controlled substance. In addition, our branded testosterone drug products, Aveed, Testim®, and Testopel®, are regulated by the DEA as Schedule III controlled substances.

The DEA limits the quantity of certain Schedule I and II controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, DEA quotas to manufacture and procure oxycodone in the U.S. are needed. Given that the DEA has discretion to grant or deny quota requests, the quota the DEA grants may be insufficient to meet our business needs. Furthermore, our scheduled drug products are subject to DEA and state regulations relating to the importation, manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills. In addition, the third parties who perform certain activities related to our products that contain controlled substances, including for Percocet, are required to maintain necessary DEA registrations and state licenses and comply with federal and state controlled substance requirements. The DEA periodically inspects facilities for compliance with its rules and regulations. For all controlled substances, there are potential criminal and civil penalties that apply for the failure to meet applicable legal requirements, and, in general, healthcare professionals may be required to have a federal and/or state license in order to handle, prescribe or dispense controlled substances.
Government Benefit Programs. Statutory and regulatory requirements for Medicaid, Medicare, Tricare and other government healthcare programs govern provider reimbursement levels, as well as require that each pharmaceutical manufacturer that participates in the Medicaid Drug Rebate Program pay rebates to individual states based on their Medicaid program-reimbursed products utilization. The federal and state governments may continue to enact measures in the future aimed at containing or reducing payment levels for, or increasing rebates on, prescription pharmaceuticals paid for in whole or in part with government funds. We cannot predict the nature of such measures, which could have material adverse consequences for the pharmaceutical industry as a whole and, consequently, also for us. However, we believe we have provided for our best estimate of potential rebates based on current information available.
The Centers for Medicare & Medicaid Services (“CMS”), the agency that administers the Medicare and Medicaid programs, may implement or revise reimbursement or coverage restrictions under those programs, and a state may do likewise under the Medicaid program. Any reduction in reimbursement or restriction of coverage under Medicare, Medicaid or other government programs may result in a similar reduction in payments or restriction of coverage by private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
From time to time, legislative changes are made to government healthcare programs that impact our business. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 created a prescription drug coverage program for people with Medicare through a system of government-regulated private market drug benefit plans. This law provides a prescription drug benefit to seniors and individuals with disabilities in the Medicare program (“Medicare Part D”). The U.S. Congress continues to examine various Medicare policy proposals that may result in pressure on the prices of prescription drugs in the Medicare program.
In addition, the Affordable Care Act provided for major changes to the U.S. healthcare system, which impacted the delivery and payment for healthcare services in the U.S. Our business has been impacted by, among other things, changes to the rebates under the Medicaid Fee-For-Service Program and new rebates on Medicaid Managed Care utilization and the imposition of an annual fee on branded prescription pharmaceutical manufacturers. Medicaid provisions reduced net sales by $68.6 million, $51.6 million, $15.8 million, and $110.6 million for the years ended December 31, 2025, December 27, 2024, the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor), respectively. Our business was also impacted by the annual fee on branded prescription pharmaceutical manufacturers, which is reflected within selling, general and administrative expenses (“SG&A”). During the years ended December 31, 2025 and December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor), we recorded an expense of $6.0 million, $2.3 million, $0.4 million, and $3.5 million, respectively.
The Affordable Care Act also established a Medicare Part D coverage gap discount program, under which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during the coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“Inflation Reduction Act”) which, among other things, established Medicare Part B and Part D inflation rebate schemes, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug or the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay an inflation rebate is subject to a civil monetary penalty. The Inflation Reduction Act also created a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The Inflation Reduction Act further made changes to the Medicare Part D benefit, including sunsetting the coverage gap discount program and replacing it with a new manufacturer discount program in 2025, pursuant to which manufacturers of applicable brand drugs are required to provide mandatory discounts on Part D drugs dispensed to Medicare beneficiaries in both the initial coverage phase and the catastrophic phase of the benefit. Failure to offer discounts under this program could be subject to civil monetary penalties. Under the Inflation Reduction Act, certain drug products may be eligible for a small biotech exemption based on specified thresholds around Medicare program spending. Products with this designation are exempt from the drug price negotiation program in 2026, 2027, and 2028. Similar phase-ins are available regarding manufacturer discount liability for the Medicare Part D benefit redesign over a number of years. The U.S. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The Inflation Reduction Act or other legislative changes could impact the market conditions for our product candidates.
On July 4, 2025, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law. Changes under the OBBBA to ACA marketplace enrollment are projected to decrease the number of individuals with marketplace coverage. The OBBBA is also projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. It is unclear if these changes will impact demand for our products.
As discussed above, we anticipate that the U.S. Congress, state legislatures, and federal and state regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to regulate drug pricing or the way in which such prices are made available on the market. This includes efforts by individual states in the United States to pass legislation and implement regulations designed to control pharmaceutical and biological product pricing, such as by passing laws that regulate how manufacturers make the 340B Drug Pricing Program (“340B program”) ceiling price (“340B ceiling price”) available on the market, and/or establishing Prescription Drug Affordability Boards (or similar entities) that may review high-cost drugs, set upper payment limits, and implement marketing cost disclosure and transparency measures.
Pharmaceutical Pricing and Reimbursement. Certain of our affiliates that are manufacturers participate in the Medicaid Drug Rebate Program and other governmental programs. Each manufacturer that participates in the Medicaid Drug Rebate Program is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program, as a condition of having federal funds available for that manufacturer’s drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data the manufacturer reports on a monthly and quarterly basis to CMS, the federal agency that administers the Medicare and Medicaid programs. The data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which best price, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Where the average manufacturer price of a drug increases faster than the pace of inflation, the drug may be subject to an additional rebate paid by its manufacturer in the amount that the average manufacturer price has exceeded the pace of inflation. The Medicaid rebate is no longer subject to a cap effective January 1, 2024, which caused our rebate per unit to increase significantly for certain products in 2024, notably for Acthar Gel, and further increases continue to be applied. In December 2020, CMS issued a final rule that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022). While the regulatory modifications that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, in the context of PBM “accumulator” programs, were invalidated by a court and rescinded, such programs may continue to negatively affect us in other ways. A manufacturer’s failure to comply with these price reporting and rebate payment options could negatively impact its financial results. CMS periodically issues updates to its regulations under the Medicaid Drug Rebate Program that could impact our price reporting obligations in various ways. For example, in September 2024, CMS further modified the regulations governing the Medicaid Drug Rebate Program, which could increase manufacturer costs and the complexity of compliance, impact rebate liabilities, and be time-consuming to implement.
The U.S. Congress also could enact additional changes that affect overall rebate liability and the information manufacturers report to the government as part of price reporting calculations, which could impact the market conditions for our products. We further expect continued scrutiny on government price reporting and pricing more generally from the U.S. Congress, federal or state agencies, and other bodies, and are seeing an increase in state interest in price reporting, transparency, and other policies to address drug pricing concerns. For additional information about the risk associated with these programs, please see “Our reporting and payment obligations under the Medicare and Medicaid rebate programs, and other governmental purchasing and rebate programs, are complex. Any determination of failure to comply with these obligations or those relating to healthcare fraud and abuse laws could have a material adverse effect on our business” included within Item 1A. Risk Factors of this Annual Report.
Federal law requires that each manufacturer that participates in the Medicaid Drug Rebate Program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), requires participating manufacturers to agree to offer statutorily defined covered entities no more than the 340B ceiling price for the manufacturer’s covered outpatient drugs. These 340B program-covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients, certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals. The Affordable Care Act exempts “orphan drugs” from the ceiling price requirements for certain hospital covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and, in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Where a drug is subject to an additional rebate, as noted previously, or a low best price, the 340B ceiling price may calculate as low as, but not lower than, $0.01 per unit. Changes to the

Medicaid Drug Rebate amount also could affect a manufacturer’s 340B ceiling price calculations and negatively impact results of operations.
HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that are found to have knowingly and intentionally overcharged covered entities, which became effective on January 1, 2019. It is unclear how the government will apply its enforcement authority under the regulation. Manufacturers also are required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes them to covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA established an administrative dispute resolution (“ADR”), process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed in federal court. HRSA issued a final rule that, effective June 2024, modified aspects of the ADR process, which could impact the procedures that are used to determine whether a manufacturer owes additional 340B program discounts. An ADR proceeding could subject a manufacturer to onerous procedural requirements and result in additional liability.
Manufacturers are required to report the average sales price for certain Medicare Part B-covered products under the Medicare program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS may use these submissions to determine payment rates for drugs under Medicare Part B. Since 2023, manufacturers must pay refunds to Medicare for single source drugs or biologics, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of ten percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount. In addition, as noted previously, a manufacturer may be liable for Part B inflation rebates for utilization in quarters starting with the first quarter of 2023. Manufacturers may be liable for civil monetary penalties for violations of this program.
Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for approved products and the resulting Medicare payment rate, and could negatively impact results of operations. Also, the Medicare Part B drug payment methodology is subject to change based on legislation enacted by the U.S. Congress.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (collectively, the “Big Four agencies”) and certain federal grantees, we are required to participate in the VA Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make our “covered” drugs (i.e., innovator drugs and biologics) available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. The FSS program also allows us (but does not require us) to list certain non-covered drugs on an FSS contract at negotiated pricing, not capped at the FCP. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“non-FAMP”), which we are required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. In addition, Section 703 of the National Defense Authorization Act for FY 2008 requires us to pay quarterly rebates to DoD on utilization of covered drugs that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual non-FAMP and FCP for the calendar year that the product was dispensed. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act (“FCA”) and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Healthcare Fraud and Abuse Laws
We are subject to various federal, state, and local laws and regulations targeting fraud and abuse in the healthcare industry in the countries where we operate. For example, in the U.S., there are federal and state anti-kickback, false claims and other related laws that apply to healthcare products and services that are ultimately paid for by government health care programs. These laws include the following:
•The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving anything of value to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug, medical device or biologic reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanctions, the exemptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the DOJ and OIG within the HHS. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Additionally, there are no safe harbors for common practices, such as educational and research grants, charitable donations, product support and patient assistance. Violations of the federal Anti-Kickback Statute may be established without proving specific intent to violate the statute.
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
Sunshine Act and Transparency Laws
The U.S. Physician Payment Sunshine Act (“Sunshine Act”) requires tracking of payments and transfers of value to physicians, certain advanced practice practitioners, and teaching hospitals and ownership interests held by physicians and their families, and reporting to the federal government and public disclosure of these data. Certain states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report transfers of value made to healthcare providers in the applicable state. Many of the non-U.S. jurisdictions in which we operate also have equivalent laws requiring us to report transfers of value to healthcare professionals.
Data Protection and Privacy
We are also subject to laws and regulations governing the privacy and security of health-related and other personal data we collect and maintain (e.g., European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) and the U.K. GDPR), Section 5 of the Federal Trade Commission Act (“FTC Act”), HIPAA, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), and other state comprehensive privacy laws.
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

The Federal Trade Commission (“FTC”) sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice), which may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.
HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” - certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. While we are not directly subject to HIPAA as a covered entity or business associate, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
In California, the CCPA and the CPRA establish certain requirements for data use and sharing transparency and grants certain rights for California consumers. Failure to comply with the CCPA and the CPRA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Other states, including, for example, Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, Delaware, New Jersey, Oregon, Nebraska, New Hampshire and Connecticut, have enacted similar privacy laws that impose new obligations or limitations in areas affecting our business, and we continue to assess the impact of this state legislation, on our business as additional information and guidance becomes available. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business.
Compliance with these laws and regulations may require significant additional cost expenditures or changes in products or our business that increase competition or reduce revenue. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities, or withdrawal of noncompliant products from a market.
Evolving Legal and Regulatory Landscape
The U.S. Supreme Court issued several decisions in 2024 that affect how courts analyze federal regulations, including the deference courts pay to federal agency decisions. The full impact of these decisions is not yet known, but they could lead to meaningful changes to the federal regulatory landscape, both generally and specifically with regard to the pharmaceutical industry. In addition, the presidential administration may implement significant changes in the federal regulation of our business and the pharmaceutical industry.
There has been increasing scrutiny of foreign-sourced drugs and foreign drug supply chains, resulting in legislative and executive actions, including imposition of tariffs and issuance of executive orders intended to incentivize moving drug manufacturing operations to the United States. There is significant uncertainty with respect to the current legal, regulatory, and policy environment, and we are unable to predict the impact of any future legislative, regulatory, third-party pay, or policy actions on us. There may be changes that we, and any third parties we might engage, are unable to adapt to, and we could face difficulties in maintaining profitability, or otherwise experience a material adverse impact on our business, financial condition and results of operations.
Compliance Programs
In order to systematically and comprehensively mitigate the risks of non-compliance with legal and regulatory requirements described within this Item 1. Business, we have developed what we believe to be robust compliance programs based on the April 2003 OIG Compliance Program Guidance for Pharmaceutical Manufacturers, 2023 OIG General Compliance Program Guidance, the U.S. DOJ Guidance on the Evaluation of Corporate Compliance Programs, the U.S. Federal Sentencing Guidelines, the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, the U.K. Anti-Bribery guidance, FCPA guidance and other relevant guidance from government and national or regional industry codes of behavior. As further described below, we also operate under a corporate integrity agreement (“CIA”) and the Endo VOI (as defined below). We conduct ongoing compliance training of all employees, including for specific roles and functions, and maintain a 24-hour integrity and compliance reporting hotline with a strict policy of non-retaliation. Our compliance programs are implemented and facilitated by our Chief Compliance Officer, who reports to the Chief Executive Officer (“CEO”), is independent of other functions and acts under the oversight of the Governance and Compliance Committee of our Board of Directors.

As part of our compliance program, we have implemented internal cross-functional processes designed to facilitate review and approval of product-specific promotional materials, presentations and external communications to address the risk of misbranding, mislabeling or making false or misleading claims about our products through our promotional efforts. In addition, we monitor business activities (such as speaker programs and business arrangements with healthcare professionals (“HCPs”)) through our compliance monitoring program, which includes real-time observations of interactions with HCPs, review of records and data related to such interactions. We have also implemented a controlled substances compliance program, including suspicious order monitoring (“SOM”) and anti-diversion efforts and we regularly assist federal, state and local law enforcement and prosecutors in the U.S. As part of this program, we also work with some of our customers to help develop and implement what we believe are best practices for SOM and other anti-diversion activities.
Corporate Integrity Agreement
We entered into a CIA with the OIG within the HHS in March 2022. The CIA has a five-year term and requires, among other things, maintaining all elements of our compliance program, fulfillment of self-reporting, monitoring and training obligations, management certifications and resolutions from our Board of Directors. In addition, we were required to retain an independent review organization to conduct annual reviews of certain company systems and transactions related to our government pricing and patient assistance activities. We believe we are in compliance in all material respects with our CIA obligations.
Endo VOI
Certain of our subsidiaries have been, and continue to be, subject to a voluntary operating injunction (the “Endo VOI”), which prevents them from manufacturing high-dose opioid pills, advertising or marketing opioids to patients and doctors, offering compensation incentives based on opioid sales and engaging in opioid-related lobbying, among other restrictions.
Outside the United States
Outside the U.S., we must comply with laws, guidelines and standards promulgated by other regulatory authorities that regulate the development, testing, manufacturing, distribution, marketing and selling of medicinal products and medical devices, including, but not limited to, Health Canada, the European Medicines Agency, the European Commission and the Competent Authorities of E.U. member states of the E.U. such as the Health Products Regulatory Agency, the Therapeutic Goods Administration in Australia, the Ministry of Health and Welfare in Japan, the European Pharmacopoeia of the Council of Europe and the International Conference on Harmonization. Although international harmonization efforts continue, many laws, guidelines and standards differ by region or country. We currently market our products in various countries, including in Japan, Canada, Australia and a number of countries in Latin America and the Asia-Pacific regions. The approval requirements and processes vary by country, and the time required to obtain a marketing authorization may vary from that required for FDA approval. Certain drug products and variations in drug product lines also must meet country-specific and other local regulatory requirements. The following discussion highlights some of the differences in the approval process in other regions or countries outside the U.S.
Canada
In Canada, the Regulations Amending the Patented Medicines Regulations (Additional Factors and Information Reporting Requirements) (the “Amendments”) came into force on July 1, 2022. The Amendments made a number of changes to the reporting and regulation of Canadian drug prices by the Patented Medicine Prices Review Board (“PMPRB”). The PMPRB is an administrative board with a mandate to protect Canadians from excessive pricing of patented medicines. Pharmaceutical manufacturers that are patentees are required to report applicable patents and file sales information so the PMPRB can monitor for excessive pricing as long as the product is considered to be a patented medicine. If it is determined that the average price, over a given reporting year, for a patented medicine is too high based on pricing tests developed by the PMPRB, the manufacturer may be required to make payments to offset revenues determined to be excessive and/or to reduce the price of the medicine. The PMPRB’s authority to regulate the price of a drug product is linked to patent status, specifically, when there is a patent to an invention that is intended or capable of being used for medicine or for the preparation or production of medicine. In addition, in Canada, in order to be eligible to market a drug in Canada, a notice of compliance (“NOC”) must be obtained. If a NOC is issued for a new drug that meets the definition of an “innovative drug”, eight years of data protection, running from the date of first marketing of the new drug, will be available. If not, the protection does not apply.
European Union
E.U. Medical Devices. In the E.U., medical devices must currently comply with the General Safety and Performance Requirements laid down in Annex I to the E.U. Medical Devices Regulation (“MDR”). Compliance with these requirements is a prerequisite to be able to affix the Conformité Européenne (“CE”) mark on products, without which they cannot be marketed or sold in the E.U. To demonstrate compliance with the General Safety and Performance Requirements of the E.U. MDR and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I with no measuring function, which are not sterile and are not reusable surgical instruments), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the General Safety and Performance Requirements, a conformity assessment procedure requires the intervention of a notified body, which is an organization designated by a Competent Authority of an

E.U. member state to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the notified body would audit and examine the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The notified body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the General Safety and Performance Requirements. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. Notified bodies must be designated by the authority responsible for notified bodies in the relevant E.U. member states to conduct assessment procedures for medical devices in accordance with the E.U. MDR. The time required to obtain a CE Certificate of Conformity from a notified body in the E.U. is lengthy and may be unpredictable. On average, the time-to-certification under the MDR for all device categories ranges between 13 and 18 months. The E.U. has also adopted directives and other laws that govern the labeling, marketing, advertising, supply, distribution of medicinal products and medical devices. Such directives set regulatory standards throughout the E.U. and permit member states to supplement such standards with additional requirements.
Environmental Matters
Our operations, like those of other pharmaceutical companies, are subject to substantial federal, state and local environmental laws and regulations concerning, among other matters, the generation, handling, storage, transportation, treatment and disposal of, and exposure to, hazardous substances. We cannot provide assurance that we have been or will be in full compliance with environmental, health and safety laws and regulations at all times. Violation of these laws and regulations, which may change, can lead to substantial fines and penalties. Many of our operations require environmental permits and controls to prevent and limit pollution of the environment. As part of our corporate responsibility strategy, we are committed to operating our business in a responsible manner that seeks to minimize environmental impact, while promoting the safe, efficient and responsible use of global resources. Environmental laws are complex and generally have become more stringent over time. We believe that we have planned sufficiently for future capital and operating expenditures to comply with these laws.
Raw Materials
We contract with various third-party manufacturers and suppliers to provide us with raw materials used in our products. We mitigate raw material supply risks through inventory management or alternate sources of supply, where possible. However, certain raw materials are only available from a single source. If we are unable to obtain sufficient quantities of any of the raw materials required for our products, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Sales, Marketing and Customers
Sales and Marketing
We market our products to physicians (including rheumatologists, ophthalmologists, hepatologists, nephrologists, neurologists, pulmonologists, neonatologists and orthopedic surgeons), other health care providers including pharmacists, pharmacy buyers, and specialty pharmacies. We distribute our products through independent channels, including wholesale drug distributors, specialty pharmaceutical distributors, retail pharmacy chains, hospital procurement departments, and governmental agencies, among others. In addition, we contract with group purchasing organizations (“GPO(s)”) and managed care organizations to improve access to our products.
For further information on our sales and marketing strategies, refer to “Item 1. Business - Our Business and Products” above.
Customers
Net sales to distributors that accounted for more than 10.0% of our total net sales in the years ended December 31, 2025 and December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor) were as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
FFF Enterprises, Inc.	46.0%	42.2%	40.2%	38.1%
Cencora, Inc.	12.1	*	*	*
* Net sales to this distributor were less than 10.0% of total net sales during the respective periods presented above.
No other customer accounted for 10.0% or more of our net sales in the above periods presented.

Manufacturing and Distribution
As of December 31, 2025, we had seven manufacturing sites, including five located in the U.S., as well as sites in Ireland and Japan, which handle production, assembly, quality assurance testing, packaging, and sterilization of our products. Approximately 66% of our manufacturing production (as measured by cost of production) was performed within the U.S. in fiscal 2025.
As of December 31, 2025, we maintained distribution centers in three countries specific to INOmax, including in the U.S. In addition, we utilize various third-party distribution centers in the U.S. and in limited instances, outside the U.S. Products generally are delivered to these distribution centers from our manufacturing facilities and then subsequently delivered to the customer. In some instances, product is delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products by road, rail, sea and air.
We utilize contract manufacturing organizations to manufacture certain of our finished goods that are available for resale, including certain activities for Acthar Gel and Xiaflex.
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
Human Capital
Our mission at Keenova, to help patients with rare or unaddressed conditions live happier and healthier lives, cannot be accomplished without the dedication, collaboration and engagement of our workforce. We work hard to identify, retain and attract a workforce that shares our mission so we can improve the lives of patients with rare and unaddressed conditions. We aim to create a culture that encourages collaboration and respect, enabling employees to perform at their best. We invest in human resources programs designed to develop capabilities to deliver on our critical business priorities. Following our recent Business Combination and Separation, we are currently focused on team integration and effective team leadership. We offer competitive compensation and benefit programs, investing in our employees’ growth and development and fostering a safe and healthy work environment. We empower employees to bring their whole, authentic selves to work. Further, we encourage and support our employees in being active members of their communities.

As of December 31, 2025, we employed approximately 1,600 people, of which approximately 25% worked in manufacturing and distribution sites located across the U.S., Ireland and Japan, approximately 35% were field based, working across multiple countries and engaging with healthcare professionals and facilities, and approximately 40% worked within our corporate services locations, including locations in Bridgewater, New Jersey; Malvern, Pennsylvania; Hazelwood, Missouri; D.C.; Tokyo, Japan; and Dublin, Ireland. Of our total workforce, 99% were full-time.
Employee Total Rewards
Keenova is committed to providing a comprehensive and competitive total rewards package to meet the needs of our employees.
Keenova’s compensation and benefits offerings include, among other things, salaries, short- and long-term incentives, retirement benefits, healthcare and insurance benefits, health savings and flexible spending accounts, student loan matching programs, caregiver resources, paid time off, family leave, employee assistance programs, employee recognition programs and an employee well-being program. We continuously consider market data when evaluating our compensation and benefits offerings.
Talent Development and Employee Engagement
At Keenova, we are committed to a culture of continuous learning. Our talent strategies are closely aligned with our business priorities, creating opportunities for employees to develop professional and technical skills and advance their careers. Through our talent review and individual development planning processes, we align employee aspirations with business needs, facilitating professional growth and effective succession planning.
We offer a flexible approach to learning. Through our learning platforms, employees can build skills across a wide range of topics, from business fundamentals and technical expertise to leadership development. We also offer resources to enable professional development and support formal education through tuition reimbursement, helping employees pursue accredited programs that advance their careers. As we evolve, we remain focused on expanding development opportunities and exploring innovative ways to nurture talent.
At Keenova, we highly value employee feedback. We are committed to creating a culture where employees feel empowered to speak freely and ask questions. We actively seek feedback from our employees to obtain valuable insights that we translate into actionable steps to enhance the employee experience, so that our employees feel engaged and supported, both personally and professionally.

Culture
Keenova is dedicated to creating a vibrant workplace where our employees can thrive by providing access to opportunities, resources and pathways for growth and advancement. By nurturing an environment where our employees’ voices are heard and valued, we unlock the full potential of our talent, drive collaboration and enhance our ability to serve patients and communities worldwide.
Creating a supportive workplace requires deliberate action. We do this through various initiatives, such as offering training and education programs to promote understanding and supportive behaviors across all levels of the organization. We also offer platforms for employees to connect, share experiences and drive initiatives that promote collaboration across functions and sites to help enhance our unique culture.
Social Impact and Corporate Charitable Giving Program
Keenova is committed to making a positive difference in the lives of patients and our global community. Our social impact strategy is centered on improving patient health, building stronger communities and empowering our employees to participate in these efforts. We provide grants and charitable donations to eligible nonprofits globally and have programs that encourage our employees’ philanthropic efforts.
We support nonprofit organizations that align with our mission to address unmet medical needs with innovative solutions. Our patient-centric charitable contributions prioritize programs that benefit public health and advance medical care within our therapeutic areas of focus. We also invest in community-based programs in focus areas, such as education, health and wellness, and sustainability. We support patient advocacy and STEM-education organizations in the therapeutic areas we focus on and communities in which we operate.
Information About Our Executive Officers
Set forth below are the names, ages as of April 15, 2026, and current positions of our executive officers.

Name	Age	Title
Sigurdur O. Olafsson	57	President, Chief Executive Officer and Director
Christiana Stamoulis	55	President and Chief Financial Officer
Tracy Basso	51	Executive Vice President and Chief Human Resources Officer
Lisa French	57	Executive Vice President and Chief Commercial Officer
Dr. Marek Honczarenko	56	Executive Vice President and Chief Scientific Officer
Henriette Nielsen	60	Executive Vice President and Chief Transformation Officer
Paul O'Neill	56	Executive Vice President and Chief Operations Officer
Cheryl Stouch	54	Executive Vice President and Chief Information Officer
Mark Tyndall	50	Executive Vice President, Chief Legal Officer and Corporate Secretary
Susan Williamson	50	Executive Vice President and Chief Compliance Officer
Set forth below is a brief description of the position and business experience of each of our executive officers.
Sigurdur (Siggi) O. Olafsson serves as our President, Chief Executive Officer and a director, a role he assumed in June 2022, and is also a member of the Company’s executive committee. Before joining Keenova, Mr. Olafsson served as chief executive officer of Hikma Pharmaceuticals plc, a multinational pharmaceutical company publicly traded on the London Stock Exchange, from February 2018 to June 2022. Prior to Hikma, Mr. Olafsson served as president and chief executive officer of the Global Generic Medicines Group of Teva Pharmaceuticals, from 2014 to 2017. Before that, he was President of Actavis plc (formerly, Watson Pharmaceuticals, Inc.) from 2010 to 2014 and served in other leadership roles at Actavis ehf from 2003 to 2010. Mr. Olafsson previously held a number of positions of increased responsibility in Pfizer’s Global R&D organization in the U.K. and U.S., focused on branded drug development, and served as head of drug development for Omega Farma in Iceland. Mr. Olafsson previously served as a director on the boards of directors of Hikma from 2018 to 2022, Pfenex Inc. from 2017 to 2019 and as chairman of Oculis ehf from 2017 to 2018. Mr. Olafsson holds a Master of Science degree in pharmacy (Cand Pharm) from the University of Iceland, Reykjavik. Mr. Olafsson’s qualifications to serve on our Board include his more than 30 years of diverse pharmaceutical experience, in-depth knowledge of all aspects of our business, extensive and diverse industry and managerial expertise, and a proven record of leadership to serve as President, Chief Executive Officer, and director.
Christiana Stamoulis serves as our President and Chief Financial Officer, a role she assumed in September 2025, and is also a member of the Company’s executive committee. She brings 30 years of experience in the biotechnology industry, with expertise in corporate finance, capital markets, strategy, and the origination, structuring, and execution of strategic partnerships and M&A transactions. Before Keenova, Ms. Stamoulis served as executive vice president and chief financial officer of Incyte Corp., a biopharmaceutical company, from February 2019 to September 2025. Prior to joining Incyte, she served as president from February 2018 to January 2019 and chief financial officer from January 2015 to January 2019 of Unum Therapeutics, a biopharmaceutical company. Prior to joining Unum, Ms. Stamoulis was a senior vice president of corporate strategy and business development at Vertex Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Vertex, Ms. Stamoulis spent nearly 15 years in the investment banking and management consulting industries. She was a managing director in the investment banking division of Citigroup and, prior to that, she was a senior investment banker in the healthcare investment banking group of Goldman Sachs. Ms. Stamoulis started her career as a strategy consultant at The Boston Consulting Group. From November 2011 to April 2026, Ms. Stamoulis served on the board of directors of Hologic Inc., a medical technology company. She holds two Bachelor of Science degrees from the Massachusetts Institute of Technology (MIT) and a Master of Business Administration from the MIT Sloan School of Management.
Tracy Basso is our Executive Vice President and Chief Human Resources Officer, a role she assumed in July 2025, leading all aspects of human resources, enabling the development and growth of the company. Ms. Basso is also a member of the Company’s executive committee. She served as chief human resources officer of Endo, Inc. and its predecessor Endo International plc from July 2019 to July 2025. Prior to that, Ms. Basso was senior vice president, human resources, leading human resources support for Endo’s sterile injectable and generic businesses, as well as operations, quality, and enterprise-wide talent acquisition. She also worked for GlaxoSmithKline and started her career at Best Foods Baking Company. Ms. Basso holds a Master’s degree in Human Resources from Fordham University and a Bachelor of Science in Business Management from Iona College.
Lisa French is our Executive Vice President and Chief Commercial Officer, a role she assumed in October 2022. She has executive responsibility for all commercial and market-access activities for the Company’s branded therapeutics, as well as new product launch execution for assets in the Company’s near-term development portfolio. Ms. French is a member of the Company’s executive committee. Ms. French has more than 30 years of experience in U.S. go-to-market commercialization strategy development and operating experience across a multitude of therapeutic areas: chronic care, vaccine, hospital, and rare disease, and at various life-cycle stages. Before joining the Company, Ms. French served as U.S. business unit lead of the women’s health franchise at Organon & Co., a global healthcare company, where she led the commercial team from January 2021 through September 2022. Prior to that, she held various positions of increasing responsibility at Merck, a pharmaceutical company, where she ultimately led all aspects of a multi-billion dollar brand, executed commercial innovation initiatives and oversaw multiple sales teams, including as associate vice president, U.S. marketing lead, HPV franchise, from October 2019 to January 2021, and as associate vice president, U.S. strategy and commercial model innovation, from January 2016 to October 2019. Ms. French holds a Bachelor of Science degree in Biology from West Chester University and completed Harvard Business School’s Emerging Leaders and Leadership & Strategy executive programs.
Dr. Marek Honczarenko is our Executive Vice President and Chief Scientific Officer, a role he assumed in September 2025, and is also a member of the Company’s executive committee. He brings more than 25 years of experience in drug development, including achievements in all stages of the pharmaceutical lifecycle. Before Keenova, from 2023, he served as senior vice president and head of global innovative medicines development at Sun Pharmaceutical Industries. At Sun Pharma, he had full responsibility for driving strategy and execution of the specialty medicines pipeline with oversight of clinical development, clinical operations, biostatistics, experimental medicine, pharmacology, translational medicine, data management, quality assurance, and regulatory strategies across all therapeutic areas and geographies. From December 2020 to August 2023, he was senior vice president and head, development clinical sciences, GlaxoSmithKline, responsible for strategies and programs across all specialty therapeutic areas; vice president and head, global immunology development, AbbVie; head of immunoscience and fibrosis, Bristol Myers Squibb; head, translational immunology, Pfizer; medical director, rheumatology, inflammation and autoimmunity, MedImmune; and director, immunobiology and translational medicine, Biogen. From October 2019 to August 2025, Dr. Honczarenko served as an industry representative for the FDA Arthritis Advisory Committee. He received degrees of Doctor of Medicine and Doctor of Philosophy summa cum laude from Pomeranian Medical University, Szczecin, Poland, and completed his post-graduate training at the Perelman School of Medicine at the University of Pennsylvania. He then joined the faculty at Boston Children’s Hospital and Harvard Medical School, and served as a medical director at Harvard’s Centre for Human Cell Therapies.
Henriette Nielsen is our Executive Vice President and Chief Transformation Officer, a role she assumed in August 2022, and is also a member of the Company’s executive committee. Ms. Nielsen has an impressive track record of enhancing operations at pharmaceutical companies and significant experience across a range of corporate functions. Before joining the Company, Ms. Nielsen served at Hikma Pharmaceuticals plc, a multinational pharmaceutical company publicly traded on the London Stock Exchange as executive vice president, business operations, a role she held from June 2018 to July 2022. Before that, Ms. Nielsen served at Teva Pharmaceuticals, a global pharmaceutical company, as senior vice president and chief transformation officer, from January 2015 to June 2018. Prior to her role at Teva Pharmaceuticals, she was the founder of System Matters ApS, a healthcare and impact investing consultancy, from April 2011 to December 2014, and the general counsel and an executive vice president at Actavis Group, from January 2006 to March 2011. Ms. Nielsen began her career as a commercial lawyer in Denmark at Kromann Reumert. She presently serves as vice chair of Think Equal USA, a not-for-profit providing and advocating for early-age social emotional learning, and is an advisor to EIR, which promotes women’s sports globally. Ms. Nielsen was a candidate of law at the University of Copenhagen, received her Master of Laws at the University of Edinburgh, and completed a Leading Sustainable Corporation Programme at the University of Oxford.
Paul O'Neill is our Executive Vice President and Chief Operations Officer, a role he assumed in November 2025, after serving as our Executive Vice President, Quality & Operations, Specialty Brands, from February 2024. In this capacity, he leads internal and external manufacturing, supply chain distribution, device engineering, quality, technical services and product support, and is also a member of the Company’s executive committee. Mr. O’Neill joined the Company in March 2023, initially serving as Senior Vice President of Quality & Operations, Specialty Brands. Mr. O’Neill has more than 25 years of experience in manufacturing operations, plant start-ups, technology transfer and supply chain management, and has held numerous leadership positions at biopharmaceutical companies, including Merck, Pfizer and Wyeth. Prior to joining the Company, Mr. O’Neill served as executive director, biologics operations, at Merck, and was responsible for overseeing the end-to-end supply strategy of Merck’s Keytruda and biologics (mABs) pipeline portfolio. Prior to that, Mr. O’Neill held leadership positions at Pfizer and Wyeth in plant operations, supply chain management, new product launches, site start-ups and network design. Mr. O’Neill holds a Master of Business Administration degree from the Alfred Lerner College of Business & Economics at the University of Delaware and a Bachelor of Science in Food Science and Technology from University College of Cork.
Cheryl Stouch is our Executive Vice President and Chief Information Officer, a role she assumed in July 2025, and is also a member of the Company’s executive committee. Ms. Stouch is responsible for the overall IT strategy and roadmap to support the Company’s strategy and vision, ensuring digital capabilities for all global operations and team members. She served as senior vice president, information technology and chief information officer of Endo, Inc. and its predecessor Endo International plc from June 2022 to July 2025. Ms. Stouch joined Endo in May 2020 as executive director of IT corporate functions & end user services. She championed the development and implementation of the company’s enterprise collaboration strategy and was a founding member of AWE (Alliance for Women at Endo). Prior to joining Endo, Ms. Stouch spent 13 years at Shire (now Takeda), where she held various positions of increasing responsibility within IT, partnering with leaders from across the business. Her most recent role at Shire was head of IT cross function & platforms, where she was accountable for eight global enterprise capabilities supporting 32,000 team members. Ms. Stouch began her career in the food industry and then in management consulting, working for IBM and focused on SAP enterprise solutions. Ms. Stouch is a member of the Healthcare Businesswomen’s Association (HBA). She holds a Bachelor of Business and a Bachelor of Science for Information Systems from Dakota State University.
Mark Tyndall is our Executive Vice President, Chief Legal Officer and Corporate Secretary, a role he assumed in August 2022. Mr. Tyndall has executive responsibility for all legal functions and serves as the primary liaison to the Board of Directors. He also has responsibility for the Company’s Government Affairs and Patient Advocacy functions, and is also a member of the Company’s executive committee. Previously, from February 2021 to August 2022, Mr. Tyndall served as the Company’s Senior Vice President and U.S. General Counsel, where he had responsibility for the U.S. and international commercial legal teams, corporate litigation and investigations, legal operations, and the corporate privacy function, and oversaw the Government Affairs team. Before that, Mr. Tyndall held the roles of Senior Vice President of Government Affairs & Chief Counsel of Litigation (from February 2019 to February 2021), and Vice President of Government Affairs, Policy and Patient Advocacy (from June 2014 to February 2019). Prior to joining the Company, Mr. Tyndall served as head of global policy and public affairs at Bayer Healthcare’s consumer health division, a role he served in from January 2013 to June 2014. Prior to joining Bayer, Mr. Tyndall practiced healthcare and political law in the Washington, D.C. office of Sidley Austin LLP, where he focused on healthcare regulatory issues, fraud and abuse matters, and legislative and policy issues. He is also a former professional staff member of the U.S. Senate Committee on Agriculture, Nutrition and Forestry. Mr. Tyndall holds a Juris Doctor from George Washington University Law School, a Master’s degree in Public Policy from the College of William and Mary, and a Bachelor of Arts degree in Economics from Christopher Newport University. He also completed the International Human Rights Law Summer Program at the University of Oxford, New College.
Susan Williamson is our Executive Vice President and Chief Compliance Officer, a role she assumed in July 2025, and is also a member of the Company’s executive committee. Ms. Williamson is responsible for the strategic direction and operations of the Company’s Global Corporate Compliance program. Ms. Williamson previously served as senior vice president and chief compliance officer of Endo, Inc. and its predecessor Endo International plc from April 2018 to July 2025. She joined Endo in 2012 and was a valued member of the corporate compliance leadership team, previously serving as vice president and U.S. and Canadian compliance officer where she was responsible for oversight of the company’s Corporate Compliance program, including management of its CIA, enterprise-wide corporate compliance training and monitoring, and aggregate spend reporting. Prior to Endo, Ms. Williamson worked at Pfizer in operational risk management supporting Pfizer’s CIA from 2009 to 2012. Prior to her employment with Pfizer, Ms. Williamson spent over five years at Wyeth Pharmaceuticals and held key roles in building, developing, and implementing a global corporate compliance program. Ms. Williamson began her career in public accounting at Ernst & Young in the assurance and advisory practice. Ms. Williamson is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from Saint Joseph’s University as well as a Master of Business Administration from the Erivan K. Haub School of Business at St. Joseph’s University.
Emergence from Voluntary Reorganization
2023 Bankruptcy Proceedings
On August 28, 2023, we voluntarily initiated Chapter 11 proceedings (“2023 Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the U.S. Code in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On September 20, 2023, our then serving directors initiated examinership proceedings with respect to Mallinckrodt plc by presenting a petition to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 seeking the appointment of an examiner to Mallinckrodt plc. On October 10, 2023, the Bankruptcy Court entered an order confirming a plan of reorganization (“2023 Plan”). Subsequent to the Bankruptcy Court’s order confirming the 2023 Plan, the High Court of Ireland made an order confirming a scheme of arrangement on November 10, 2023, which is based on and consistent in all respects with the 2023 Plan (“2023 Scheme of Arrangement”). The 2023 Plan and the 2023 Scheme of Arrangement became effective on November 14, 2023, (“2023 Effective Date”), and we emerged from the 2023 Chapter 11 Cases and the Irish examinership proceedings (together, the “2023 Bankruptcy

Proceedings”) on that date. Refer to Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further information on the 2023 Plan and emergence from the 2023 Bankruptcy Proceedings.
Adoption of Fresh-Start Accounting
Upon emergence from the 2023 Bankruptcy Proceedings on November 14, 2023, we adopted fresh-start accounting in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 852 - Reorganizations (“ASC 852”), and became a new entity for financial reporting purposes as of the 2023 Effective Date. References to “Successor” relate to the financial position as of December 31, 2025 and December 27, 2024 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to “Predecessor” relate to the financial position as of December 30, 2022 and results of operations of the Company for the period December 31, 2022 through November 14, 2023. All emergence-related transactions related to the 2023 Effective Date were recorded as of November 14, 2023. Accordingly, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor periods. Refer to Note 3 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information.
Available Information
Financial results, news, and other information about Keenova can be accessed from our website at https://www.keenova.com/. This site includes important information on our locations, products and services, financial reports, news releases, and career opportunities. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are available on our website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), and are available on the SEC's website at https://www.sec.gov. Information contained on, or that may be accessed through, our website is not incorporated by reference in this Annual Report and, accordingly, you should not consider that information part of this Annual Report.
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
Risks Related to the Business Combination with Endo and Separation of Par Health
We may not realize the anticipated benefits and synergies from our Business Combination with Endo.
The success of the Business Combination depends, in part, on our ability to realize the anticipated benefits from successfully combining our and Endo’s businesses. We have devoted and continue to devote substantial management attention and resources to integrating our business practices and operations with Endo’s so that we can fully realize the anticipated benefits of the Business Combination. Nonetheless, difficulties may arise during the process of combining the operations of our business and Endo’s business that could result in the failure to achieve the synergies that we anticipate, the loss of key employees that may be difficult to replace in the competitive pharmaceutical industry, the disruption of each company’s ongoing businesses, complexities associated with managing inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, collaborators, creditors or other business partners. As a result, the anticipated benefits of the Business Combination may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially impact our business, cash flow, financial condition or results of operations as well as adversely impact the price of our ordinary shares.
We have also incurred, and will continue to incur, a number of costs associated with combining our business with Endo’s business. Additional unanticipated costs may be incurred in the integration of our business and Endo’s business. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two companies, may not initially offset integration-related costs or achieve a net benefit in the near term, or at all. In addition, at times, the attention of certain members of management, other key employees and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our business.
We, along with our current or former officers or directors, could become subject to litigation in connection with the Business Combination, which could result in substantial costs.
Our future success will depend, in part, on our ability to manage our business by, among other things, integrating the assets, operations and personnel of our company and Endo in an efficient and timely manner; consolidating systems and management controls and successfully integrating relationships with customers, suppliers and other business partners. Failure to successfully manage our combined company may have an adverse effect on our business, cash flow, reputation, financial condition and results of operations.
The estimated fair values of the net assets acquired by us in connection with the acquisition of Endo are preliminary and subject to change if new information becomes available.
In accordance with applicable accounting standards for business combinations, we have made preliminary estimates of the fair value of Endo’s assets and liabilities based on currently available information, which remain subject to change as we finalize our purchase accounting during the measurement period following the acquisition date. For a period of up to 12 months from the acquisition date, adjustments to these preliminary estimates may result from additional information becoming available to us about facts and circumstances that existed as of the acquisition date. Such adjustments could have a material impact on our financial statements, including, but not limited to, the recognition of goodwill, intangible assets, deferred taxes and other assets and liabilities. In accordance with applicable accounting standards, any such measurement period adjustments may require that we make retroactive adjustments to the estimated fair value of Endo’s acquired net assets, which in turn may impact our operating results in the periods subsequent to the acquisition.
There can be no assurance that future adjustments will not have a material adverse effect on our financial condition, results of operations or cash flows.
We could incur additional payment obligations pursuant to the U.S. Government Economic Settlement upon the achievement of certain EBITDA outperformance targets.
The U.S. Government Economic Settlement provides for payment of contingent consideration of $25.0 million per year for each calendar year between 2024 and 2028 (capped at $100.0 million in the aggregate) if Endo LP’s annual EBITDA for the corresponding calendar year exceeds defined baselines (the “EBITDA Outperformance Targets”), as set forth in the U.S. Government Economic Settlement. In accordance with the provisions of the U.S. Government Economic Settlement, in the event Endo LP acquires or sells assets, such EBITDA Outperformance Targets shall be adjusted upward or downward dollar for dollar in an amount equal to the EBITDA contribution of such acquired or sold assets. The EBITDA Outperformance Targets for 2024 and 2025 were not met and we do not expect to meet the EBITDA Outperformance Targets in any of the fiscal years 2026 through 2028. No payments have been made or accrued for related to the achievement of certain EBITDA outperformance targets. Such contingent payments continue to apply after the closing of the Business Combination and the Separation.
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
The process of implementing the Separation has been and is expected to continue to be time-consuming and involve significant costs and expenses. The costs may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the Separation is not executed efficiently, or the expected benefits of the Separation are not realized. Implementing the Separation has required and will continue to require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business. We may also experience increased difficulties in attracting, retaining and motivating employees as a result of the Separation. Additionally, we continue to receive certain services relating to administrative and corporate services, among others, from Par Health for a period of time. See the risk factor captioned “As a result of the Separation, we may lose the benefits of services provided by Par Health or certain of its subsidiaries and we may incur incremental costs as a result.” for additional information.
Pursuant to the terms of the separation agreement with Par Health, Par Health agreed to indemnify us for certain liabilities relating to the generic pharmaceuticals (including APIs) and sterile injectables businesses assumed by Par Health including all related pending, threatened and unasserted legal matters. However, third parties could also seek to hold us responsible for any of the liabilities that Par Health agreed to assume, and there can be no assurance that the indemnity from Par Health will be sufficient to protect us against the full amount of such liabilities, or that Par Health will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from Par Health any amounts for which we are held liable, we may be temporarily required to bear these losses.

To the extent that we incur additional costs, achieve lower profit improvements or have lower-than-expected cost savings, our results of operations, financial condition and valuation could be adversely affected.
As a result of the Separation, we may lose the benefits of services provided by Par Health or certain of its subsidiaries and we may incur incremental costs as a result.
Certain of our subsidiaries have received administrative and corporate services from Par Health or certain of its subsidiaries and, for a transition period, continue to receive administrative and corporate services, among others, pursuant to an agreement for Par Health or its subsidiaries, as applicable. The effective and appropriate performance of such services is critical for a successful transition but also for the success of our operations. We are working to replicate or replace the services we continue to need in the operation of our business that are provided currently by or through Par Health or its subsidiaries, but it is possible that we may not be able to replace these services in a timely manner, or on the same or similar terms and conditions that we received them from Par Health or its subsidiaries, which may put further constraints on our human resources, capital and other resources.
Additionally, a subsidiary of Keenova has entered into an agreement for a subsidiary of Par Health to provide certain manufacturing and other related services (in accordance with our specifications) related to Xiaflex and, subject to mutual agreement, may agree to manufacture and supply additional products, which will result in incremental costs to us.
We are a smaller and less diversified company than before the Separation.
As a result of the Separation, we are a less diversified company with a more concentrated product portfolio. As a result, we may be more vulnerable to changing market and regulatory conditions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the diversification of our revenues, costs and cash flows are reduced, such that our results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility, and our ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. This increased volatility could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The Separation may result in litigation and/or regulatory inquiries and investigations, which could harm our business, financial condition and operating results and could divert management attention.
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
Many companies, including us, have faced government investigations or lawsuits by whistleblowers who bring a “qui tam” action under the FCA on behalf of themselves and the government for a variety of alleged improper promotional and marketing activities, including providing free product to customers expecting that the customers would bill the federal programs for the product and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued FCA cases against pharmaceutical companies for causing false claims to be submitted as a result of the promotion and marketing of their products for unapproved uses or violations of the federal Anti-Kickback Statute, such as providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products and providing assistance to patients with their insurance or co-insurance obligations and providing donations to third-party charities that provide patients with such assistance. In October 2025, Endo received a Civil Investigative Demand (“CID”) from the DOJ under the FCA seeking documents and information from January 2020 through the present. The CID concerns allegations that (1) Endo violated the FCA by paying kickbacks to induce the purchase of Xiaflex, in violation of the Anti-Kickback Statute and (2) Endo inflated reimbursement rates for Xiaflex by excluding applicable price concessions from average sales price reports submitted to the CMS. Endo is cooperating with the investigation and is in the process of responding to the CID. The Company cannot predict the eventual scope, duration or outcome of this matter at this time. We have in the past been, and may in the future become, the subject of an FCA or other government investigation or whistleblower suit and we may incur substantial legal costs (including settlement costs) and business disruption responding to any such investigation or suit, regardless of the outcome.
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
We have various contractual and court-ordered compliance obligations, including pursuant to the CIA and the Endo VOI, each of which are discussed in greater detail in Item 1. Business included within this Annual Report. The CIA, which was entered into with the OIG within the HHS in March 2022, has a five-year term and requires, among other things, enhancements to our compliance program, fulfillment of self-reporting, monitoring and training obligations, management certifications and resolutions from our Board of Directors and the retention of an independent review organization to conduct annual reviews of certain systems and transactions related to our government pricing and patient assistance activities. The Endo VOI prevents the relevant subsidiaries of Endo from manufacturing high-dose opioid pills, advertising or marketing opioids to patients and doctors, offering compensation incentives based on opioid sales and engaging in opioid-related lobbying, among other restrictions.
In addition, on November 30, 2023, we reached an agreement with the SEC to resolve the SEC staff’s previously disclosed investigation into certain of our disclosures. As part of the agreement, we consented to the entry of an SEC order (“SEC Order”) that, among other things, required us to retain a compliance consultant to review our disclosure controls and procedures relating to collection and assessment of information concerning potential risks, contingencies, trends and uncertainties, and the implementation and sufficiency of our internal accounting controls related to generally accepted accounting principles in the U.S. (“GAAP”) ASC 450. Under the terms of the SEC Order, we have adopted and implemented the recommendations of the compliance consultant.
Compliance with our contractual and court-ordered obligations requires the expenditure of significant resources and management time. Further, the failure to comply with any of our obligations may result in adverse action by courts, one or more state Attorneys General, the SEC or other enforcement authorities; monetary, injunctive or other penalties; exclusion from participation in federal healthcare programs, including Medicare; increased legal fees and costs; negative publicity; and/or an increased risk of future lawsuits or other actions by third parties.
We face significant competition and may not be able to compete effectively.
The industries in which we operate are highly competitive. Competition takes many forms, such as price reductions on products that are comparable to our own, development of new or improved products, processes or technologies that make our products or proposed products less competitive or obsolete, acquisition or in-licensing of new products that may be more cost-effective than, or have performance superior to, our products, the introduction of generic versions when our proprietary products lose their patent protection or market exclusivity and technologies that are similar to our devices but may operate either more effectively or less expensively. This competition may limit the effectiveness of any price increases we initiate. Following any price increase by us, competitors may elect to maintain a lower price point that may result in a decline in our sales volume. Our failure to compete effectively could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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

We experience pricing pressure on certain of our products due to legal changes or changes in insurers' reimbursement practices, including as a result of increased public scrutiny of healthcare and pharmaceutical costs, which could reduce our future revenue and profitability.

Public and governmental scrutiny of the cost of healthcare generally, and pharmaceuticals in particular, especially in connection with price increases of certain products, have affected and are expected to continue to affect our ability to maintain or increase the prices of one or more of our products, which could negatively impact our future revenue and profitability. For instance, press reports and other commentary have criticized the increases in the price of Acthar Gel over time, including related to the period prior to our acquisition of the product. In addition, federal prosecutors and state attorneys general continue to investigate and file legal proceedings challenging pricing increases and practices, and the U.S. Congress continues to investigate pharmaceutical costs and pricing practices. We cannot predict whether any particular legislative or regulatory changes or changes in insurers' reimbursement practices may result from any such public scrutiny, what the nature of any such changes might be or what impact they may have on us. If legislative or regulatory action were taken or insurers changed their reimbursement practices in a manner that limits our ability to maintain or increase the prices of our products, our financial condition, results of operations and cash flows could be negatively affected.
Sales of our products are affected by, and we may be negatively impacted by any changes to, the reimbursement practices of governmental health administration authorities, private health coverage insurers and other third-party payers. In addition, reimbursement criteria, policies and practices outside the U.S. could reduce prices for our products or reduce our market opportunities.
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
We also anticipate that the U.S. Congress, state legislatures and federal and state regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to regulate drug pricing or the way in which such prices are made available on the market. This includes efforts by individual states in the United States to pass legislation and implement regulations designed to control pharmaceutical and biological product pricing, such as by passing laws that regulate how manufacturers make the 340B ceiling price available on the market and/or by establishing Prescription Drug Affordability Boards (or similar entities) which may review high-cost drugs, set upper payment limits and implement marketing cost disclosure and transparency measures.
In addition, a number of markets outside the U.S. in which we operate may implement policies that limit price increases or reimbursement for our products.
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
The regulations regarding reporting and payment obligations with respect to Medicare and Medicaid reimbursement programs, and rebates and other governmental programs, are complex. Because our processes for these calculations and the judgments used in making these calculations involve subjective decisions and complex methodologies, these accruals may have a higher inherent risk for material changes in estimates. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material adjustments to amounts previously paid. See the risk factor captioned “Sales of our products are affected by, and we may be negatively impacted by any changes to, the reimbursement practices of governmental health administration authorities, private health coverage insurers and other third-party payers. In addition, reimbursement criteria, policies or practices outside the U.S. could reduce prices for our products or reduce our market opportunities.” for additional information.
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. If a manufacturer becomes aware that its Medicaid reporting for a prior period was incorrect, or has changed as a result of recalculation of the pricing data, the manufacturer is obligated to resubmit the corrected data. Such restatements and recalculations could increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer its products to covered entities under the 340B program, and may require us to issue refunds to 340B program-covered entities, which can be costly and burdensome. Restatements may also impact a manufacturer’s liability with respect to the Part B and Part D inflation rebates, passed as part of the Inflation Reduction Act.
Civil monetary penalties can be applied if a manufacturer is found to have made a misrepresentation in the reporting of its average sales price for each misrepresentation and for each day in which the misrepresentation was applied, or if the manufacturer is found to have charged 340B program-covered entities more than the statutorily mandated ceiling price. In addition to retroactive rebates and the potential for 340B program refunds, if a manufacturer is found to have knowingly submitted false average manufacturer prices or best price information to the government, or to have misrepresented that information, the manufacturer may be liable for significant civil monetary penalties per item of false information. A manufacturer’s failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failures also could be grounds for CMS to terminate the manufacturer’s Medicaid drug rebate agreement, pursuant to which it participates in the Medicaid program, or, if the manufacturer fails to comply with 340B program requirements, the HRSA could decide to terminate its 340B program participation agreement. In the event that CMS terminates a manufacturer’s rebate agreement or HRSA terminates its 340B program participation agreement, no federal payments would be available under Medicaid or Medicare Part B for the manufacturer’s covered outpatient drugs. Finally, manufacturers that fail to offer discounts under the Medicare Part D manufacturer discount program or that fail to comply with Part B and Part D inflation rebate program requirements may be liable for additional civil monetary penalties.
CMS periodically issues updates to its regulations under the Medicaid Drug Rebate Program that could impact our price reporting obligations in various ways. Failure to comply with these price reporting requirements could negatively impact our financial results. Regulatory and legislative changes, and judicial rulings relating to the Medicaid Drug Rebate Program and related policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation.
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
As discussed within Item 1. Business - Regulatory Matters, the Inflation Reduction Act established and altered a number of schemes and programs. Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may be subject to civil monetary penalties with respect to their compliance with the new Part D manufacturer discount program. Manufacturers thus could be subject to additional liability with respect to these programs as well.
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
Any governmental body or agency that has commenced, or may commence, an investigation or other claim or action of or against us relating to the sales, marketing, pricing, quality or manufacturing of our products could seek to impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal healthcare programs including Medicare and Medicaid. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. For example, in May 2019, CMS issued a final decision directing the Company to revert to the original base date average manufacturer price (“AMP”) used to calculate Medicaid drug rebates for Acthar Gel despite having granted Questcor Pharmaceuticals, Inc. (“Questcor”) written authorizations to reset the base date AMP in 2012. In addition, from time to time, state attorneys general have brought cases against us that allege generally that we and numerous other pharmaceutical companies reported false pricing information, including in connection with certain drugs that are reimbursable under Medicaid, resulting in overpayment by state Medicaid programs for those drugs, and generally seek monetary damages and attorneys' fees. Any such penalties or sanctions that we might become subject to in this or other actions could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
For any marketed drug products which are covered in the U.S. by federal or state healthcare programs, such as the Medicare and Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require medicines be offered at substantial rebates and/or discounts to the government and certain private purchasers including “covered entities” purchasing under the 340B Drug Discount Program. Some of these programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such requirements is not always clear or precise. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates, could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate,” a complex calculation which is based, in part, on the extent that a branded drug's price increases over time more than the rate of inflation (based on the Consumer Price Index for All Urban Consumers). Because, effective January 1, 2024, the Medicaid rebate amount is no longer capped at 100% of a drug's “average manufacturer price,” this “additional rebate” calculation can result in an increase in Medicaid rebate liability beyond such price. In addition, this “additional rebate” calculation can result in a 340B ceiling price of one penny when such price calculates to less than $0.01. With respect to Acthar Gel, the “additional rebate” scheme, as applied to the historical pricing of Acthar Gel both before and after we acquired the medicine, has resulted in a 340B ceiling price of one penny, which has negatively impacted and is expected to continue to negatively impact our net sales of Acthar Gel. See the risk factor captioned “We have implemented changes to our Acthar Gel patient assistance program, which may receive additional review from governmental regulators and, if challenged, could have a material adverse effect on future net sales of Acthar Gel.” for more information.
Cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations could materially adversely affect our business.
In an effort to reduce costs, many existing and potential customers for our products within the U.S. are members of GPOs and integrated delivery networks (“IDNs”). GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, there is no assurance that we will be able to obtain or maintain contracts with major GPOs and IDNs across our product portfolio. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability. While having a contract with a GPO or IDN for a given product can facilitate sales to members of that GPO or IDN, having a contract is no assurance that sales volume of those products will be maintained. GPOs and IDNs increasingly are awarding contracts to multiple suppliers for the same product category. Even when we are the sole contracted supplier of a GPO or IDN for a certain product, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days prior notice. Accordingly, our net sales and results of operations may be negatively affected by the loss of a contract with a GPO or IDN. In addition, although we have contracts with many major GPOs and IDNs, the members of such groups may choose to purchase from our competitors, which could result in a decline in our net sales. Distributors of our products have and may continue to form strategic alliances and negotiate terms of sale more aggressively in an effort to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share to our competitors or result in lower pricing on volume we retain, both of which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Outside the U.S., we have experienced pricing pressure due to the concentration of purchasing power in centralized governmental healthcare authorities and increased efforts by such authorities to lower healthcare costs. We frequently are required to engage in competitive bidding for the sale of our products to governmental purchasing agents. Our failure to maintain volume and pricing with historical or anticipated levels could materially adversely affect our business, financial condition, results of operations and cash flows.
Extensive laws and regulations govern the industry in which we operate and any failure to comply with such laws and regulations, including any changes to those laws and regulations, may materially adversely affect us.
The testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, import, export, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulations that govern and influence the design, development, testing, manufacturing, processing, packaging, holding, record keeping, safety, efficacy, approval, advertising, promotion, sale, distribution and import/export of our products.

Under these laws and regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and similar authorities within and outside the U.S., which conduct periodic inspections to confirm that we are in compliance with all applicable requirements. We are also required to monitor, track and report adverse events and product quality problems associated with our products to the FDA and other regulatory authorities. Failure to comply with the requirements of the FDA or other regulatory authorities, including a failed inspection, a failure to comply with product quality reporting requirements, such as submission of field alert reports, or a failure in our adverse event reporting system or any other unexpected or serious health or safety concerns associated with our products, including our opioid pain products and Acthar Gel, could result in adverse inspection reports, warning letters, product recalls or seizures, product liability claims, labeling changes, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. In addition, the requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject us to further review, result in product delays or otherwise increase our costs, and thus have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Furthermore, the FDA and various foreign regulatory authorities approve or clear drugs and medical devices for the treatment of specific indications, and products may be promoted or marketed only for the indications for which they have been approved or cleared. See Item 1. Business - Regulatory Matters for additional information. The laws and regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other governmental agencies. Promotion of a product for unapproved use is prohibited; however, certain activities related to unapproved uses that we and others in the pharmaceutical industry engage in are permitted by the FDA. We have compliance programs in place, including policies, training and various forms of monitoring, designed to address these risks. Nonetheless, these programs and policies may not always protect us from conduct by individual employees that violate these laws. If the FDA or any other governmental agency initiates an enforcement action against us and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses in connection with past or future activities, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. See Item 1. Business included within this Annual Report for additional information regarding the CIA related to our settlement with governmental entities regarding Acthar Gel. Any such fines, awards or other sanctions could have an adverse effect on our business, financial condition, results of operations and cash flows.
In addition, we face significant risks relating to the implementation of the FDA’s new QMSR, which became effective on February 2, 2026. The transition to the QMSR may require changes to our internal procedures, quality documentation architecture, electronic quality management systems and training programs. These changes may increase our compliance costs, divert management and operational resources and create delays or inefficiencies during implementation. Moreover, because FDA inspections under the QMSR will evaluate the implementation and effectiveness of risk‑based processes, deficiencies in risk management documentation, supplier controls, complaint handling or design and development records may be subject to heightened scrutiny. Failure to complete this transition effectively, or to remediate gaps identified during internal assessments or FDA inspections, could result in adverse regulatory findings, including Form 483 observations, warning letters, or other enforcement actions, any of which could disrupt manufacturing or product distribution, necessitate costly corrective actions, or delay approvals of pending submissions.
Our approved products and investigational products, if successfully developed and approved, may cause undesirable side effects that limit their commercial profile, delay or prevent further development or regulatory approval; cause regulatory authorities to require labeling statements, such as boxed warnings or a REMS, or result in other negative consequences.
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
We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected products, could substantially increase the risks and costs of developing our product candidates or commercializing our approved products, and could significantly adversely impact our ability to successfully develop products, gain regulatory approval for product candidates and commercialize our approved products, which could significantly adversely impact our ability to generate revenues.
We have limited resources, and may not be successful in our efforts to acquire additional products or product candidates at the rate we expect. In addition, we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

The long-term success and growth of our business depends upon our ability to successfully develop, gain approval of and commercialize our products and on our ability to acquire compounds for development and commercialization in the future and to successfully pursue clinical development of such new compounds. Our business development efforts may fail to identify new compounds that meet our standards for development and commercialization, and, even if we are successful in acquiring such compounds, we may not be able to produce the data necessary to support a regulatory approval.

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
•our ability to successfully engage with the FDA or other regulatory authorities as part of the development and approval or clearance process and to receive requisite regulatory approvals or clearances for such products in a timely manner, or at all;
•agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among CROs and trial sites;
•the availability, on commercially reasonable terms, of raw materials or components, including API and other key ingredients for our products;
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
•clinical sites and investigators deviating from a trial protocol, failing to conduct a trial in accordance with regulatory requirements, or dropping out of a trial;

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
•feedback from the FDA or a comparable regulatory authority outside the U.S., IRBs or data safety monitoring boards or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;
•decision by the FDA or a comparable regulatory authority outside the U.S., an IRB or us or a recommendation by a data safety monitoring board to suspend or terminate clinical trials at any time for safety issues or for any other reason;
•unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or adverse reactions associated with a product candidate;
•failure of a product candidate to demonstrate any or enough of a benefit;
•difficulties in manufacturing, or obtaining from third parties, sufficient quantities of a product candidate for use in clinical trials or commercial use that meet internal and regulatory standards;
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
•other unanticipated costs;
•payment of prescription drug or medical device user fees to the FDA to defray the costs of review and approval of marketing applications for branded drugs or devices;
•experiencing delays as a result of limited resources at the FDA or other regulatory authorities;
•changing review and approval policies and standards at the FDA or other regulatory authorities;
•changing standards of care;
•achieving timely, cost-effective and effective execution of the product launches, challenges to which can include having sufficient quantities of product, appropriate marketing materials and resources and a trained sales force;
•identifying appropriate partners for distribution of our products, including any future over-the-counter commercialization opportunities, and negotiating contractual arrangements in a timely manner with commercially reasonable terms; and
•changes in governmental regulations or administrative actions.
As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals, or approvals at all. This risk is heightened with respect to the development of proprietary branded products due to the uncertainties associated with the results of clinical trials, the costs and length of time associated with R&D of such products and the uncertainty of market acceptance. Moreover, the FDA regulates the facilities, processes and procedures used to manufacture and market pharmaceutical products and medical devices in the U.S. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with quality (cGMP and/or QMSR) regulations enforced by the FDA. Compliance with quality regulations requires significant expenditures and the dedication of substantial resources. Prior to approval of any product, the FDA typically inspects both our facilities and procedures and the manufacturing facilities for our products to ensure compliance with regulatory standards, and those inspections are also conducted periodically after a product is approved for marketing. The FDA may also cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. In the event an approved manufacturing facility for a particular drug or device is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. If we or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory authority may, among other things:
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
•suspend any ongoing clinical trials;
•refuse to approve or clear pending applications or supplements to applications filed by us;
•suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•seize or detain products, refuse to permit the import or export of products or require us to initiate a product recall.
The occurrence of any event or penalty described above may inhibit or preclude our ability to commercialize our products and generate revenue.
Advertising and promotion of our products is heavily scrutinized by, among others, the FDA, the DOJ, the OIG within the HHS, state Attorneys General, the U.S. Congress and the public. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action, including enforcement letters, inquiries and investigations and civil and criminal sanctions by the FDA or other government agencies.
Furthermore, the market perception and reputation of us and our products are important to our business and the continued market acceptance of our products. Any negative press reports or other commentary about us or our products, whether accurate or not, could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows or could cause the market value of our ordinary shares and/or debt securities to decline.
If any of our drug or device applications are not approved or cleared timely, or if we are unable to obtain and realize the full benefits of the respective market exclusivity period for our products, or if our products cannot be successfully manufactured or commercialized timely, our results of operations could be materially adversely affected. In addition, we cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products. Finally, once developed and approved or cleared, new products may fail to achieve commercial acceptance due to various factors, including the price of the product, third-party reimbursement of the product, and the ineffectiveness of sales, marketing and distribution efforts to support the product.
We may not achieve the anticipated benefits of price increases for our products, which may adversely affect our business.
From time to time, we may initiate price increases on certain of our products. There is no guarantee that our customers will be receptive to these price increases and continue to purchase the products at historical quantities. In addition, it is unclear how market participants will react to price increases, particularly in light of the scrutiny being paid to drug pricing in the U.S. If customers do not maintain or increase existing sales volumes, we may be unable to replace lost sales with orders from other customers, and it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Our customer concentration may materially adversely affect our business.
We sell a significant amount of our products to a limited number of independent wholesale distributors, large pharmacy chains and specialty distributors. In turn, these wholesale distributors, large pharmacy chains and specialty distributors supply products to pharmacies, hospitals, governmental agencies and physicians. As further discussed in Item 1. Business included within this Annual Report, sales to some of our distributors that supply our products to many end user customers accounted for 10.0% or more of our total net sales. If we were to lose the business of this distributor, or if this distributor failed to fulfill its obligations, experienced difficulty in paying us on a timely basis or negotiated lower pricing terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Our product concentration may materially adversely affect our business.
We sell a wide variety of branded pharmaceutical products as well as some related devices. However, a small number of relatively significant products, most notably Acthar Gel, Xiaflex and INOmax, represent a significant percentage of our net sales. Our ability to maintain and increase net sales from these products depends on several factors, including:
•our ability to continue to maintain or increase market demand through our own marketing and support of our sales force;
•our ability to successfully communicate the benefits of our products;
•our ability to implement and maintain pricing;
•our ability to achieve hospital and other third-party payer formulary acceptance and maintain reimbursement levels by third-party payers;

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
We rely on a combination of patents, trademarks, copyrights, trade secrets and proprietary information, including confidential business information, show-how and know-how, in addition to any market exclusivity gained from the regulatory approval process to support our business strategy. However, our efforts to protect our intellectual property rights may not be sufficient. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, or if there is a change in the way courts and regulators interpret the laws, rules and regulations applicable to our intellectual property, our competitiveness could be impacted, which could adversely affect our competitive position, business, financial condition, results of operations and cash flows.
Our pending patent applications may not result in the issuance of patents or the patents issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors. Existing patents may be found to be invalid or found not to cover our competitors’ products or the methods of using, making, or selling of our competitors’ products. Regulatory agencies may refuse to grant us the market exclusivity that we are anticipating, or may unexpectedly grant market exclusivity rights to other parties. In addition, our ability to obtain and enforce intellectual property rights is limited by the unique laws of each country. In some countries, it may be particularly difficult to adequately obtain or enforce intellectual property rights, which could make it easier for competitors to capture market share in such countries by utilizing technologies and product features that are similar or identical to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our patents, including by coupling separate technologies to replicate what our products accomplish through a single system. Competitors may diminish the value of our trade secrets by reverse engineering or through independent invention. Additionally, current or former employees, partners or other parties in similar positions of trust with us may improperly disclose or otherwise misappropriate such trade secrets or other confidential information to competitors or other third parties. We may not become aware of any such improper disclosure or use, and, in the event we do become aware, we may not have an adequate remedy available to us. We operate in an industry characterized by extensive patent litigation and proceedings, whether in the courts, the ITC or the USPTO, and we may from time to time be a party to such litigation or proceedings.
The pursuit of, or defense against, patent infringement litigation, as well as involvement in USPTO proceedings and other actions, are costly and time-consuming and we may not be able to reasonably anticipate or predict the outcomes of such litigation or proceedings for protracted periods of time. We may be unsuccessful in our efforts to enforce our patent or other intellectual property rights. In addition, patent litigation can result in significant damage awards, including the possibility of treble damages and injunctions. Additionally, we could be forced to stop manufacturing and selling certain products, or we may need to enter into license agreements that require us to make significant royalty or up-front payments in order to continue selling the affected products. Given the nature of our industry, we are likely to face additional claims of patent infringement in the future. A successful claim of patent or other intellectual property infringement against us could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Specifically, we believe that the following risks could impact our existing product portfolio:
•Acthar Gel - The product has only one patent listed in the Orange Book, which is set to expire on February 25, 2041. There is a risk that a competitor may develop a generic or other competitive product that does not infringe the Orange Book listed patent. We also rely on trade secrets and proprietary know-how to protect the commercial viability and value of Acthar Gel. We currently obtain such protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for proprietary technology in the event of unauthorized use or disclosure of confidential and proprietary information. The parties may not comply with or may breach these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, competitors.
•Xiaflex - We own or have licensed rights to patents and patent applications related to Xiaflex, including U.S. drug product and methods of manufacture patents and patent applications that expire between 2028 and 2038. A competitor may develop a biosimilar or other competitive collagenase product that does not infringe any of the patents we have in our portfolio. Xiaflex is also protected by trade secrets and proprietary know-how. These trade secrets and know-how may otherwise become known to, or be independently developed, by competitors.
•INOmax - The Company has numerous patents and patent applications in support of INOmax and related technologies. Certain patents relating to this product and related technologies have been challenged. A broad-scale launch of competitive nitric oxide products has taken place in the market which has adversely impacted our business, may continue to adversely affect our ability to successfully maximize the value of INOmax and could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows. In addition, as further discussed in Note 20 Commitments and Contingencies to the Notes to Consolidated Financial Statements, the Company initiated litigation against Airgas Therapeutics LLC (“Airgas”) with respect of certain Company patents. Although the Company obtained a favorable jury verdict in the District Court of Delaware finding that Airgas infringes the Company’s asserted patents, the Court’s ultimate remedies may not be adequate for the Company’s business needs.
•Supprelin LA - Supprelin LA has one Orange Book patent that expires in June 2026. Our inability to maintain market exclusivity could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
•Terlivaz - FDA has granted Terlivaz New Chemical Entity Exclusivity, which expires on September 14, 2027, and Orphan Drug Exclusivity, which expires on September 14, 2029. A generic competitor can file an ANDA referencing our Terlivaz NDA starting September 14, 2026. Terlivaz has one patent listed in the Orange Book that is set to expire on April 5, 2037. In addition, we have additional patent applications pending with the U.S. Patent and Trademark Office. Our inability to maintain market exclusivity could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
See Note 20 to the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for more information about our patent disputes.
Clinical trials demonstrating the efficacy of Acthar Gel are limited, which could cause physicians not to prescribe Acthar Gel, or payers not to reimburse the drug, which could negatively impact our business.
Our net sales of Acthar Gel, which comprise a significant portion of our overall product portfolio, could be negatively impacted by the level of clinical data available on the product. Acthar Gel was originally approved by the FDA in 1952, prior to the enactment of the 1962 Kefauver Harris Amendment, or the “Drug Efficacy Amendment,” to the FFDCA. This amendment introduced the requirement that drug manufacturers provide proof of the effectiveness (in addition to the previously required proof of safety) of their drugs in order to obtain FDA approval. As such, the FDA's original approval in 1952 was based on safety data as clinical trials evaluating efficacy were not then required. In the 1970s, the FDA reviewed the safety and efficacy of Acthar Gel during its approval of Acthar Gel for the treatment of acute exacerbations in multiple sclerosis and evaluated all other previous indications on the label through the DESI process. In this process, the medical and scientific merits of the label and each indication on the label were evaluated based on publications, information from sponsors and the judgment of the FDA. The label obtained after the DESI review and the addition of the multiple sclerosis indication is the Acthar Gel label that was used until the changes in 2010.
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
Accordingly, evidence of efficacy is largely based on physicians’ clinical experience with Acthar Gel and does not include clinical trials except for the MS and IS indications. We conducted several Phase 4 clinical trials to supplement the non-clinical evidence supporting the use of Acthar Gel. The completion of future trials to provide further evidence on the efficacy of Acthar Gel in the treatment of its approved indications could take several years to complete and will require the expenditure of significant time and financial and management resources. Such trials may not result in data that supports the use of Acthar Gel to treat any of its approved indications. In addition, a trial to evaluate the use of Acthar Gel to treat indications not on the current Acthar Gel label may not provide a basis to pursue adding such indications to the current Acthar Gel label. Furthermore, even if prescribed by a physician, third-

party payers may implement restrictions on reimbursement of Acthar Gel due, in part, to the limited clinical data of efficacy, which may negatively impact our business, financial condition, results of operations and cash flows.
Clinical studies required for our product candidates and new indications of our marketed products are expensive and time-consuming, and their outcome is highly uncertain. If any such studies are delayed or yield unfavorable results, regulatory approval for our product candidates or new indications of our marketed products may be delayed or become unobtainable or, even if approved, physicians might not prescribe our marketed products.
We must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. For example, INOmax is approved for sale in the U.S. only for the treatment of HRF associated with pulmonary hypertension in term and near-term infants. In order to market these products in the U.S. for any other indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain regulatory approval for such proposed indications. Conducting such studies is a lengthy, time-consuming and expensive process and obtaining regulatory approval is uncertain. Even well-conducted studies of effective drugs will sometimes appear negative in either safety or efficacy results, or otherwise may not achieve approval. The regulatory review and approval process to obtain marketing approval for a new indication can take many years, often requires multiple clinical trials and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. Success in early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.
These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate (or prior or concurrent exposure to other products or product candidates), difficulty in enrolling and maintaining subjects in a clinical trial, lack of sufficient supplies of the product candidate or comparator drug, lack of sufficient funding to support a trial through its conclusion and the failure of clinical investigators, trial monitors, contractors, consultants or trial subjects to comply with the trial plan, protocol or applicable regulations related to GLPs or GCPs. A clinical trial may fail because it did not include and retain a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional studies or clinical trials or varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of product candidate or a new indication for a product candidate. Even if a product is approved, physicians may not prescribe our products if they do not believe the relevant data are persuasive.
We will need to reevaluate any drug candidate that does not test favorably and either conduct new studies, which are expensive and time-consuming, or abandon that drug development program. The failure of clinical trials to demonstrate the safety and effectiveness of our product candidates for the desired indication(s) would preclude the successful development of those candidates for such indication(s), which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may incur litigation liability, including but not limited to product liability losses.
We are or may become involved in various legal proceedings and government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, disclosure matters, breach of contract, Medicare and Medicaid reimbursement claims, opioid related matters, promotional practices, compliance with laws relating to the manufacture and sale of products including controlled substances and any challenges to orders issued in our or Endo’s bankruptcy proceedings. Such proceedings, inquiries and investigations may involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief, including, but not limited to, civil or criminal fines and penalties, changes in business practices and exclusion from participation in various government healthcare-related programs. Some of our existing legal proceedings, inquiries and investigations and related matters are described in Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report. If existing or future legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Even if one or more of these matters do not result in a direct adverse outcome, they could lead to distraction of management, the incurrence of additional costs and damage to our reputation, among other potential results that could have a material adverse effect on our business.
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
If our business development activities or other transactions are unsuccessful, it may adversely affect us.
Our business strategy focuses on developing, manufacturing, and commercializing branded therapeutics that address key areas of significant unmet need, including rheumatology, ophthalmology, nephrology, neurology, pulmonology, orthopedics, urology, and neonatal respiratory critical care. Consistent with this strategy, and at the direction of our Board of Directors, we continue to explore a variety of transactions intended to maximize shareholder value, including potential acquisitions, divestitures, financings and other strategic transactions. In connection with this process, we intend to exit from our remaining opioid business and are currently pursuing the divestiture of our Percocet business. The process to evaluate potential business development or other transactions may be complex, time-consuming and expensive. Once a potential opportunity is identified, we may not be able to conclude negotiations of a potential transaction on terms that are satisfactory to us, which could result in a significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to our ability to close a potential transaction.

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
In addition, we intend to continue to explore opportunities to enter into strategic collaborations with other parties, which may include other pharmaceutical companies, academic and research institutions, government agencies and other public and private research organizations. These third-party collaborators are often directly responsible for certain obligations under these types of arrangements, and we may not have the same level of decision-making capabilities for the prioritization and management of development-related activities as we would for our internal research and development activities. Failures by these partners to meet their contractual, regulatory or other obligations to us, or any disruption in the relationships with these partners, could have a material adverse effect on our pipeline and business. In addition, these collaborative relationships for research and development could extend for many years and may give rise to disputes regarding the relative rights, obligations and revenues of us versus our partners, including the ownership of intellectual property and associated rights and obligations. These could result in the loss of intellectual property rights or other intellectual property protections, delay the development and sale of potential products and lead to lengthy and expensive litigation or arbitration.
Furthermore, the due diligence that we conduct in conjunction with an acquisition or other strategic collaboration may not sufficiently discover risks and contingent liabilities associated with the other party and, consequently, we may consummate an acquisition or otherwise enter into a strategic collaboration for which the risks and contingent liabilities are greater than were projected. In addition, in connection with acquisitions or other strategic collaborations, we could experience disruption in our business, technology and information systems and our customers, licensors, suppliers and employees and may face difficulties in managing the expanded operations of a larger and more complex company. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire or otherwise collaborate on may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between our products or customers and the companies which we acquire or enter into strategic collaborations with that may create conflicts in relationships or other commitments detrimental to the integrated businesses or impacted products. Additionally, the time between our expenditures to acquire new products, technologies or businesses and the subsequent generation of revenues from those acquired products, technologies or businesses, or the timing of revenue recognition related to licensing agreements and/or strategic collaborations, could cause fluctuations in our financial performance from period to period. Finally, if we are unable to successfully integrate products, technologies, businesses or personnel that we acquire, we could incur significant impairment charges or other adverse financial consequences. Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition, results of operations and cash flows.
Divestitures or proposed divestitures may involve the loss of revenue, and the market for the associated assets may dictate that we sell such assets for less than what we paid. In connection with divestitures, we could also reduce the benefit of shared costs across our enterprise, reduce diversification of our portfolio, as well as risk the departure of key employees. Divestitures could also lead to disruption in our business, technology and information systems and the possibility of divestitures could impact the relationships we have with our customers, licensors, suppliers and employees. In addition, in connection with any asset sales or divestitures, we may be required to provide certain representations, warranties and covenants to buyers. While we would seek to ensure the accuracy of such representations and warranties and fulfillment of any ongoing obligations, we may not be completely successful and consequently may be subject to claims by a purchaser of such assets.
If we are unable to attract and retain qualified personnel in key fields (including scientific, technical, manufacturing, regulatory, compliance and commercial), we may be unable to maintain or expand our business.
Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors will remain highly dependent, in large part, upon our ability to attract and retain qualified personnel in fields such as scientific, technical, manufacturing, regulatory, compliance and commercial. The loss of such personnel, or the failure to recruit additional personnel in fields that are important to our business, could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. There is intense competition for qualified personnel in our industry, and we may not be able to continue to attract and retain the qualified personnel necessary for the development or operation of our business.
Our business depends on the continued effectiveness and availability of our information technology infrastructure, and failures of this infrastructure could harm our operations.
Significant disruptions to our information technology systems or other cybersecurity incidents affecting information security could adversely affect our business. To remain competitive in our industry, we must employ information technologies to support manufacturing processes, quality processes, distribution, financial reporting, as well as R&D and regulatory applications that capture, manage and analyze the large streams of data generated in our clinical trials, and it is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information systems, operational technologies and data. We also rely extensively on technology to allow concurrent work sharing around the world. As with all information technology, our systems are vulnerable to potential damage or interruptions from natural disasters, power outages, telecommunications failures and other unexpected events, as well as physical and cyber intrusions, sabotage, piracy or intentional acts of vandalism and the potential risks associated with the deployment and use of artificial intelligence (“AI”) systems. Our cybersecurity policies, standards, and controls are applied to newly acquired businesses as they are integrated into our environment. Until integration is complete, acquired entities may operate legacy systems or processes that do not fully align with our cybersecurity standards, which could increase our exposure to cybersecurity incidents. In addition, as a result of the Business Combination and subsequent Separation, completion of integration of relevant systems, processes and policies presents additional complexities and requires additional resources. Given the extensive reliance of our business on technology, any substantial disruption or resulting loss of data that is not avoided or corrected by our backup measures could harm our business, financial condition, results of operations and cash flows.
We also have outsourced significant elements of our operations to third parties, some of which are outside the U.S. As a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information and systems. Furthermore, pursuant to the Par Health TSA (as defined below), we share information technology infrastructure and applications support with Par Health, including privacy and security safeguards, following the closing of the Separation. The size and complexity of our information technology systems, and those of the third parties with whom we contract, make such systems and data potentially vulnerable to service interruptions and other cybersecurity incidents. We and such third parties could be susceptible to third-party attacks on our information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including insiders, hacktivists, criminal groups, nation states and others.
Maintaining the secrecy of all our confidential, proprietary and/or trade secret information is important to our competitive business position. However, such information can be difficult to protect. While we have taken steps to protect such information and have made considerable investments in information technology, there can be no assurance that our efforts will prevent service interruptions or other cybersecurity incidents affecting our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information, including those caused by our own employees or others to whom we have granted access to our systems, that could adversely affect our business operations or result in the loss, dissemination or misuse of critical or sensitive information. As part of risk management processes, we maintain cybersecurity insurance that provides coverage for certain costs related to cybersecurity incidents. However, the amount or type of coverage may not be sufficient to address costs for handling an incident, or future changes may occur to insurance coverage. A cybersecurity incident such as the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, hacking, human error, sabotage, industrial espionage, fraud, trickery or other forms of deception, AI control failure, or for any other cause, could enable others to produce competing products, use our proprietary technology or information and/or adversely affect our business position. Further, any such event could result in financial, legal, business and reputational harm to us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if we are not successful in effectively utilizing technology solutions, including AI, and our competitors are, our business will be adversely affected.
We face risks related to our collection and use of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action.
We are subject to laws and regulations governing the privacy and security of health related and other personal data we collect and maintain, including the GDPR, E.U. AI Act, Section 5 of the FTC Act, HIPAA, the CCPA as amended by the CPRA and other state comprehensive privacy laws, consumer protection laws and consumer health privacy laws. Any failure by us or any of our third-party service providers to follow such laws could result in significant liability or reputational harm under such state, federal and international privacy, data protection and other laws. The landscape of federal and state laws regulating personal data is constantly evolving and compliance with these laws requires a flexible privacy framework and substantial resources and compliance efforts will likely be an increasing and substantial cost in the future.
Governmental investigations, inquiries and regulatory actions and lawsuits brought against us by government agencies and private parties, in addition to future legislative actions, with respect to our manufacture or sale of opioids could adversely affect our reputation, business, financial condition, results of operations and cash flows.
We continue to be subject to legal and regulatory requirements as an opioid manufacturer, notably, with respect to Percocet, and our business may be impacted as further explained below. We are required to have systems in place that are designed to identify suspicious orders of controlled substances and report those orders to the DEA. We, along with other opioid manufacturers, have been the subject of federal and state government investigations and enforcement actions, focused on the misuse and abuse of opioid medications in the U.S. Similar investigations may be initiated in the future.
In addition, a significant number of lawsuits were filed against us, other opioid manufacturers, distributors and others in the supply chain by cities, counties, state Attorneys General and private persons seeking to hold us and others accountable for opioid misuse and abuse. While past, present and future opioid claims against us, with certain narrow exceptions, were deemed discharged, in connection with our prior bankruptcies, we may face new opioid claims in the future, which could have a material adverse effect on our reputation, competitive position, business, financial condition and results of operations.
Some of our products are regulated as controlled substances, the manufacture, sale, importation, exportation, distribution and dispensing and administration of which are subject to significant regulation by the DEA and other regulatory agencies and authorities.
Some of our products are considered controlled substances under the CSA. Schedule II controlled substances include oxycodone, used in our opioid product Percocet. Schedule III controlled substances include testosterone, used in Testopel, Testim and Aveed. The manufacturing, distribution, import, export, packaging, storing, prescribing, dispensing, selling and use of controlled substances are subject to additional regulations, including under the CSA and DEA regulations and state requirements. These regulations increase the personnel needs and the expense associated with commercialization of products. Because of their restrictive nature, these laws and regulations could also limit commercialization of our controlled substance products. Failure by us, or any of the third-party manufacturers we rely on, to comply with these laws and regulations could also result in loss of DEA or state registrations, disruption in manufacturing and distribution activities, consent decrees, criminal and civil penalties and state actions, among other consequences.
In addition, we must periodically apply to the DEA for manufacturing quota to manufacture API and for procurement quota to manufacture our opioid product, Percocet, and the quota the DEA grants may be insufficient to meet our customers’ needs.
In addition, the DEA conducts periodic inspections of registered establishments that handle controlled substances and has stringent regulations on those establishments to prevent loss and diversion, among other obligations. Failure by us, or any of the third-party entity we rely on, to maintain compliance with these regulations, particularly as manifested in loss or diversion, can result in regulatory action that could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.
Many states require separate state registrations in order to be able to obtain, manufacture, handle, distribute and dispense controlled substances for clinical trials or commercial sale, and failure by us or any of the third-party manufacturers we rely on, to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.
The manufacture of our products is highly exacting and complex, and our business could suffer if we, or our suppliers, manufacturers, distributors or collaboration partners encounter manufacturing, supply or other problems.
The manufacture of our products is highly exacting and complex, due in part to strict regulatory and manufacturing requirements, as well as due to the biologic nature of at least one of our products, which are inherently more difficult to manufacture than chemical-based products. Many of our manufacturing sites are large in scale and complex in operations and therefore require continued investments in quality management and maintenance. These manufacturing sites have multi-year capital plans and risk assessments, but unplanned maintenance activities can have an adverse impact on cash flow projections and production plans. In addition, we rely on third-party suppliers, manufacturers, distributors and collaboration partners to provide services for certain core aspects of our business, including supply and manufacture of key starting materials, components and APIs used in our products and in our product development activities, packaging, shipping, warehousing and distribution.
Manufacturing complex pharmaceutical and medical device products carries inherent risk. Problems may arise during manufacturing for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors. If a batch of finished product fails to meet quality standards during a production run, then that entire batch of product may have to be discarded. These problems could lead to launch delays, product shortages, backorders, increased costs (including contractual damages for failure to meet supply requirements), lost revenue, damage to our reputation and customer relationships, time and expense spent investigating, correcting and preventing the root causes and, depending on the root causes, similar losses with respect to other products. If manufacturing problems are not discovered before the product is released to the market, we also could incur product recall and product liability costs. If we incur a product recall or product liability costs involving one of our products, such product could receive reduced market acceptance, thereby reducing product demand, and could harm our reputation and our ability to market our products in the future. Significant manufacturing problems could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Additionally, we and our third-party manufacturers are subject to FDA, DEA, state and foreign regulatory and legal requirements. Any failure by us or our third-party manufacturers to comply with cGMP or the QMSR or failure to scale up manufacturing processes for any investigational product candidates, including any failure to deliver sufficient quantities of our investigational product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of our investigational products. In addition, such failure, or failures by our third-party manufacturers, to comply with cGMP or the QMSR in manufacturing our approved or cleared products could be the basis for the FDA or other regulatory authorities to issue a warning letter, withdraw approvals or take other regulatory or legal action, including recall or seizure of outside supplies of our products, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

Any interruption, delay, inability, dispute, mistake or failure by our suppliers, manufacturers, distributors and collaboration partners to meet our projected timelines or their contractual obligations with us on schedule or in accordance with our expectations or any termination by these third parties of their arrangements with us, which, in each case, could be the result of one or many factors outside of our control, could delay or prevent the development, approval, manufacture, launch or commercialization of our products, result in non-compliance with applicable laws and regulations, cause us to incur failure-to-supply penalties, disrupt our operations or cause reputational harm to us, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may also be unsuccessful in resolving any underlying issues with such suppliers, manufacturers, distributors and partners or replacing them within a reasonable time and on commercially reasonable terms.
Several of our products (including our key products) and their components are manufactured by a single source, at a single manufacturing facility or stored at a single storage site. Loss or damage to a manufacturing facility or storage site due to a natural disaster or otherwise could adversely affect our ability to manufacture sufficient quantities of key products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences. Furthermore, while we work closely with our suppliers to ensure the continuity of supply and to diversify our sources of components and materials, in certain instances (including for our key products) we do acquire components and materials from a sole supplier.
Although we do carry strategic inventory and maintain insurance to mitigate the potential risk related to any related supply disruption, there can be no assurance that such measures will be effective. Because of the time required to obtain regulatory approval and licensing of a manufacturing facility, an alternate third-party manufacturer may not be available on a timely basis to replace production capacity in the event we lose manufacturing capacity, experience supply challenges or products are otherwise not available due to natural disaster, regulatory action or otherwise. The occurrence of any of these events could delay or prevent our ability to achieve sales expectations, cause interruptions in our supply of products to customers, cause us to incur failure-to-supply penalties, disrupt our operations or cause reputational harm, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our operations expose us to risks and challenges associated with conducting business internationally and potential impacts of geopolitical uncertainty.
Our offices and operations are located in many countries. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, anti-bribery and anti-corruption laws such as the FCPA and similar local laws, regulations, industry self-regulation codes of conduct and physicians' codes of professional conduct, which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be violated, inadvertently or through fraudulent or negligent behavior of individual employees or through our failure to comply with certain formal documentation requirements or otherwise. Violations of these laws and regulations could result in fines or criminal sanctions against us, our officers or our employees and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our international expansion efforts and our ability to attract and retain employees.
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
•difficulties and costs of staffing and managing our operations, including our manufacturing and supply chain processes;
•exposure to global economic conditions;
•exposure to potentially unfavorable movements in foreign currency exchange rates associated with international net sales and operating expense and intercompany debt financings; and
•potential negative impact of public health epidemics and geopolitical uncertainty on employees, our business and supply chain and the global economy.

These or other factors or any combination of them may have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
New or increased tariffs and evolving trade relations between the United States and other countries, as well as changes in U.S. international trade and taxation policy, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The U.S. government may seek to impose additional restrictions on international trade, such as increased tariffs on goods imported into the United States. Such tariffs could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. Furthermore, if tariffs, trade restrictions or trade barriers are placed on products such as ours by foreign governments, it could cause us to raise prices for our products, which may result in the loss of customers. If we are unable to pass along increased costs to its customers, our margins could be adversely affected. Additionally, it is possible that further tariffs may be imposed that could affect imports of APIs and other materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by other countries, including restricted access to APIs or other materials used in our products, causing us to raise prices or make changes to our products. Further, the continued threats of new or increased tariffs, sanctions, trade restrictions and trade barriers could have a generally more disruptive impact on the global economy and, therefore, negatively impact our sales. Given the volatility and uncertainty regarding the scope and duration of these tariffs and other aspects of U.S. international trade and taxation policy, under the current U.S. administration, the impact on our operations and results is uncertain and could be significant. Further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures could occur in the future. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant levels of intangible assets, including those acquired in the Business Combination, which rely on projections of future cash flows in impairment testing. Should we experience unfavorable variances from these projections these assets may have an increased risk of future loss of value and impairment.
At least annually, we review the carrying value of our non-amortizing intangible assets and for amortizing intangible assets when indicators of impairment are present. Events giving rise to asset impairments are an inherent risk in the pharmaceutical industry and often cannot be predicted. Conditions that could indicate impairment and necessitate an evaluation of intangible assets include, but are not limited to, a significant adverse change in the business climate or the legal or regulatory environment.
In performing our impairment tests, we utilize projections of future cash flows. Projections of future cash flows are inherently subjective and reflect assumptions that may or may not ultimately be realized. Significant assumptions utilized in our projections include, but are not limited to, our evaluation of the market opportunity for our products, the current and future competitive landscape and resulting impacts to product pricing, future legislative and regulatory actions or the lack thereof, planned strategic initiatives, the ability to achieve cost synergies from acquisitions, and the realization of benefits associated with our existing and anticipated patents and regulatory approvals. Given the inherent subjectivity and uncertainty in projections, we could experience significant unfavorable variances in future periods or revise our projections downward. Such circumstances could increase the risk that our intangible assets may be impaired. If an impairment were recognized, this could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our actual financial results are not comparable to our historical financial statements.
We adopted fresh-start accounting in accordance with the provisions of ASC 852 at the time of our emergence from Chapter 11 bankruptcy in 2023. Fresh-start accounting requires that new fair values be established for assets, liabilities and equity as of the fresh-start effective date, which may differ materially from the recorded values of the assets, liabilities and equity on historical consolidated balance sheets prior to the fresh-start effective date. This, as well as the Business Combination in July 2025 and the Separation of our historical generic pharmaceuticals and sterile injectables businesses in November 2025, make it difficult for our shareholders to assess our performance in relation to prior periods. See Notes 3, 5, and 6 to the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information on Fresh-start, the Business Combination, and the Separation, respectively.
Risks Related to Our Indebtedness and Settlement Obligation
Our substantial indebtedness and settlement obligation could adversely affect our financial condition and prevent us from fulfilling our obligations.
We have substantial indebtedness and we have a substantial obligation in respect of the Acthar Gel-Related Litigation Settlement. As of December 31, 2025, total debt principal outstanding was $2,481.3 million, of which $15.0 million was classified as current. In addition, we have a remaining undiscounted cash obligation of $190.0 million in respect of the Acthar Gel-Related Litigation Settlement, inclusive of interest (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report). Our substantial indebtedness could adversely affect our ability to fulfill our financial obligations (including our ability to service our indebtedness and our obligation in respect of the Acthar Gel-Related Litigation Settlement) and have a negative impact on our financing options and liquidity positions.
Our degree of debt leverage, which has increased as a result of the consummation of the Business Combination, and our significant settlement obligation, as well as restrictions in the agreements governing our indebtedness and settlement obligation, have significant consequences, including the following:
•making it more difficult for us to satisfy our obligations with respect to our debt, including making applicable scheduled principal and interest payments on our indebtedness, and our ongoing obligation in respect of the Acthar Gel-Related Litigation Settlement;
•limiting our ability to refinance our going-forward debt obligations (certain of which are subject to a customary prepayment premium), make prepayments in respect of the Acthar Gel-Related Litigation Settlement obligation, or to obtain additional financing in the future for working capital, capital expenditures, research and development, acquisitions or other general corporate purposes;
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
•making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures; and
•increasing our costs of borrowing.
The operating and financial restrictions imposed on us by our indebtedness and settlement obligation could limit our flexibility in planning for and reacting to changes, opportunities and challenges in our business, including changes in the industry in which we compete, changes in our business and strategic opportunities and adverse developments in our operations. See the risk factor captioned “The terms of the agreements that govern our indebtedness and Acthar Gel-Related Litigation Settlement restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.” for additional information regarding such restrictions.
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

If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements (including our Acthar Gel-Related Litigation Settlement obligation), we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or, subject to the restrictions from our existing indebtedness, sell assets or operations, seek additional capital or restructure or refinance our indebtedness and Acthar Gel-Related Litigation Settlement obligation. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, we may not be able to obtain proceeds in amount sufficient to meet our scheduled debt service obligations and Acthar Gel-Related Litigation Settlement obligation.
Our inability to generate sufficient cash flows to satisfy our debt obligations and Acthar Gel-Related Litigation Settlement obligation, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.
If we cannot make scheduled payments on our debt or the Acthar Gel-Related Litigation Settlement obligation, we will be in default thereunder and, as a result, creditors under such indebtedness could declare the principal, interest and other obligations thereunder to be due and payable, such creditors, if secured, could foreclose against the assets securing such borrowings, and/or beneficiaries of our then-outstanding Acthar Gel-Related Litigation Settlement obligation could declare such obligations to be due and payable, as applicable, and we could be forced to return to bankruptcy or into liquidation.
The terms of the agreements that govern our indebtedness and Acthar Gel-Related Litigation Settlement restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies.
The agreements that govern the terms of our existing indebtedness, including the agreements that govern the indebtedness of certain of our subsidiaries that remains outstanding following consummation of the Business Combination, and Acthar Gel-Related Litigation Settlement obligation, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including limitations or restrictions on our ability to:
•incur, assume or guarantee additional indebtedness;
•refinance our indebtedness, certain of which are subject to a customary prepayment premium requirements;
•issue redeemable stock and preferred stock;
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
•consolidate or merge with or into or sell all or substantially all of our assets to, another person or entity; and
•enter into swap agreements.
In addition, our existing senior secured credit facilities requires us to comply with a financial maintenance covenant in certain circumstances. Our ability to satisfy this financial maintenance covenant can be affected by events beyond our control and we cannot assure you that we will be able to comply.
A breach of the covenants under the agreements that govern the terms of any of our indebtedness or settlement obligation (including the obligation to make payments thereunder in accordance with the terms thereof) could result in an event of default under the applicable indebtedness or settlement obligation. Any such default may allow the applicable creditors or beneficiaries to accelerate the related debt or settlement obligation and, in the case of our debt, may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our existing senior secured credit facilities, would permit the lenders under such facility to terminate all commitments to extend further credit thereunder. Furthermore, if we are unable to repay the amounts due and payable under our secured indebtedness, those creditors will be able to proceed against the collateral granted to them to secure that secured indebtedness. Additionally, if a change in control transaction were to occur, such a transaction may accelerate the maturity dates on our indebtedness. If the holders of our debt or settlement obligation accelerate the repayment of our borrowings or the payment of our settlement obligation for the above reasons, or any other, we may not have sufficient assets to repay such indebtedness or settlement obligation.
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
Certain of our secured indebtedness, including our existing senior secured credit facilities, is subject to variable rates of interest and exposes us to interest rate risk. Any future indebtedness could also be at variable rates. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase and our net loss would increase, even though the amount borrowed under the facilities remained the same. As of December 31, 2025, we had variable-rate debt consisting of $1,481.3 million outstanding principal amount on our senior secured credit facilities. An unfavorable movement in interest rates, primarily the Secured Overnight Financing Rate (“SOFR”), could result in higher interest expense and cash payments for us.
We may incur additional debt in the future. This could further exacerbate the risks described above.
We may incur substantial additional indebtedness in the future. Although agreements governing our existing indebtedness (including the agreements that govern the indebtedness of certain of our subsidiaries that remains outstanding after the Business Combination) and settlement obligation restrict the incurrence of additional indebtedness, these restrictions are and will be subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify.
We may need additional financing in the future to meet our capital needs or to make acquisitions, and such financing may not be available on favorable or acceptable terms, and may be dilutive to existing shareholders. The use of proceeds from future financings will be subject to the restrictions from our existing indebtedness.
We may need to seek additional financing in the future. For example, we may need to seek additional financing to increase our investment in new product acquisitions, refinance our existing indebtedness or settlement obligation or for other general corporate purposes. Subject to the restrictions from our existing indebtedness, adequate funds may not be available to us on favorable or acceptable terms or at all, including if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or in the event of other significantly unfavorable changes in economic conditions, and we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or otherwise operate our business or satisfy our obligations now or in the future. In addition, volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. Any of these factors could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. In addition, even if we are able to raise such additional funds, the use of proceeds therefrom will be subject to the limitations imposed by our existing indebtedness.
Risks Related to Tax Matters
The United States could treat Keenova Therapeutics plc as a U.S. taxpayer or otherwise subject Keenova Therapeutics plc to certain adverse U.S. federal income tax consequences under Internal Revenue Code Section 7874.
Following the emergence from the 2023 Bankruptcy Proceedings and the Business Combination, Keenova Therapeutics plc continues to be an Irish tax resident. The Internal Revenue Service (“IRS”) may, however, assert that Keenova Therapeutics plc should be treated as a U.S. corporation for U.S. federal income tax purposes pursuant to Internal Revenue Code (“IRC”) Section 7874. For U.S. federal income tax purposes, a corporation is generally considered to be tax resident in the jurisdiction of its organization or incorporation. Because Keenova Therapeutics plc is an Irish incorporated entity, it would generally be classified as a foreign corporation under these rules. IRC Section 7874 provides an exception to this general rule under which a foreign corporation may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes if the following requirements are met: (i) the foreign corporation completes the direct or indirect acquisition of substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring the outstanding shares of the U.S. corporation), (ii) the former shareholders of the acquired U.S. corporation hold (or are treated as holding) at least 80% of the shares of the foreign acquiring corporation after applying certain adjustments required under Section 7874 (the “ownership percentage”) and (iii) the foreign corporation's “expanded affiliated group” does not have substantial business activities in the foreign corporation's country of organization or incorporation compared to the expanded affiliated group's worldwide activities. Even if a corporation is not treated as a U.S. corporation under the above rule, if the ownership percentage is at least 60% (but less than 80%) and the rest of the requirements described above are met, IRC Section 7874 would cause a foreign corporation to become subject to certain unfavorable U.S. federal income tax rules, including restrictions on the use of tax attributes with respect to “inversion gain” recognized over a 10-year period following the transaction, and potentially additional tax liabilities under the so-called “base erosion and anti-abuse” minimum tax rules. Further, the U.S. shareholders of such a foreign corporation could be subject to a higher rate of tax on any dividends received.

Although it is not free from doubt, we believe that as a result of the implementation of the 2023 Plan, Keenova Therapeutics plc should not be treated as acquiring directly or indirectly substantially all of the properties of a U.S. corporation and, as a result, Keenova Therapeutics plc is not expected to be treated as a U.S. corporation or otherwise subject to the adverse tax consequences of IRC Section 7874 as a result of the implementation of the 2023 Plan. Similarly with respect to the Business Combination, based on current law and the percentage of Keenova Therapeutics plc ordinary shares received by Endo, Inc. stockholders in the Business Combination, and taking into account certain adjustments required under IRC Section 7874 in determining the ownership percentage, we do not expect IRC Section 7874 to apply so as to cause Keenova Therapeutics plc to be treated as a U.S. corporation for U.S. federal income tax purposes or to otherwise be subject to IRC Section 7874 as a result of the Business Combination. However, the rules under IRC Section 7874 are highly complex, unclear and subject to change. Accordingly, there can be no assurance that the IRS will agree with and not challenge this conclusion or that a court would not sustain any such challenge.
If it is determined that IRC Section 7874 is applicable, Keenova Therapeutics plc could be treated as a U.S. corporation for U.S. federal income tax purposes or otherwise become subject to certain unfavorable U.S. federal income tax rules as described above, which could cause Keenova Therapeutics plc to become subject to significant additional U.S. tax liability. In addition, if IRS Section 7874 were to apply such that Keenova Therapeutics plc is treated as a U.S. corporation for U.S. federal income tax purposes, it would also be considered an Irish tax resident for Irish tax and other non-U.S. tax purposes.
The IRS may interpret IRC Section 382 limitation and cancellation of debt income attribution rules differently.
In general, IRC Section 382, provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses (“BILs”), against future taxable income in the event of a change in ownership. Emergence from the Chapter 11 proceedings and Irish examinership proceedings on June 16, 2022 (together, the “2020 Bankruptcy Proceedings”) and the 2023 Bankruptcy Proceedings resulted in a change in ownership for purposes of IRC Section 382. Any discharge of our external or internal debt obligations as a result of the bankruptcy proceedings for an amount less than the adjusted issue price may give rise to cancellation of debt income, which must either be included in our taxable income or result in a reduction to our tax attributes. U.S. tax attributes subject to reduction include: (i) net operating loss (“NOL(s)”) and NOL carryforwards; (ii) credit carryforwards (iii) capital losses and capital loss carryforwards; and (iv) the tax basis of our depreciable, amortizable and other assets. The amount of our post-ownership change annual U.S. taxable income that can be offset by the pre-ownership change U.S. NOLs and BILs generally cannot exceed an amount equal to the product of (a) the applicable federal long-term tax exempt rate in effect on the date of the ownership change and (b) the value of our U.S. affiliate stock immediately prior to implementation of each respective plan of reorganization (“Annual Limitation”) (a separate Annual Limitation must be computed for both the plan of reorganization for the 2020 Bankruptcy Proceedings (“2020 Plan”) and the 2023 Plan). The Annual Limitation may also be increased or decreased during the first five years post-ownership change for certain realized built-in-gains or realized BILs, respectively. Our interpretation of the impact of the IRC's limitations on the utilization of tax attributes after the ownership change caused by the emergence from bankruptcy may differ from the IRS's interpretation. Any additional limitations on our ability to prospectively use these tax attributes may have an adverse effect on our prospective cash flow.
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
A loss of a major tax dispute, if one were to arise, or a challenge to our operating structure or intercompany pricing policies could result in a higher tax rate on our worldwide earnings, which could result in a material adverse effect on our financial condition, results of operations and cash flows.
Income tax returns that we file are subject to review and examination. We recognize the benefit of income tax positions we believe are more likely than not to be sustained upon challenge by a tax authority. If any tax authority successfully challenges our operational structure, intercompany pricing or financing policies; if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure; or if we have a disagreement with a tax authority that results in the loss of a material tax dispute in any country; our effective tax rate on our worldwide earnings could increase substantially and result in a material adverse effect on our financial condition.
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
Additionally, on December 20, 2021, the OECD released the Global Anti-Base Erosion (“GloBE”) Model Rules (“Pillar Two”) providing a legislative framework for the Income Inclusion Rule and the Under-Taxed Payment Rule (“UTPR”). Pillar Two is designed to ensure that large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, principally creating a 15% minimum global effective tax rate. On December 15, 2022, the E.U. member states adopted a directive implementing the Pillar Two global minimum tax rules. A number of jurisdictions have transposed the directive into national legislation with the rules applicable for fiscal years beginning on or after December 31, 2023, with the exception of the UTPR which is applicable for fiscal years beginning on or after December 31, 2024. For the fiscal year beginning December 28, 2024, the Company was in scope of the enacted or substantively enacted legislation, and an assessment of the potential exposure to Pillar Two income taxes was performed for the fiscal year ended December 31, 2025. Based on the assessment of Pillar Two, certain transitional safe harbor relief applied for most jurisdictions, and where the transitional safe harbor relief did not apply, the impact to income tax expense was not material for the fiscal year ended December 31, 2025. Because Pillar Two rules are complex and their implementation across jurisdictions remains uncertain, we cannot predict the impact that the Pillar Two rules will have on our effective tax rate and cash tax obligations in future periods, which could be material.
Future changes to U.S. and foreign tax laws, including changes to the Pillar Two rules, could adversely affect us and our affiliates by increasing our effective tax rate and cash tax obligations, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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
Irish law allows our shareholders to pre-authorize shares to be issued by our Board of Directors without further shareholder approval for up to a maximum of five years. Additionally, subject to specified exceptions, including as opt-out approved by a shareholder vote, Irish law grants statutory pre-emptive rights to existing shareholders to subscribe for new issuances of shares for cash. Our Memorandum and Articles of Association, effective from November 11, 2025 and amended effective July 31, 2025, (“Articles of Association”), contain a five-year pre-authorization of the Board of Directors to issue shares up to the amount of Keenova’s authorized share capital and opt-out of pre-emption rights. We cannot guarantee that renewal of the pre-authorization or opt-out from pre-emptive rights will always be sought or approved. We cannot provide assurance that these Irish legal restrictions will not interfere with our capital management.
Risks Related to Our Ordinary Shares
Our ordinary shares are not listed on any national securities exchange and our plans to list on an exchange and to conduct a concurrent underwritten public offering are subject to a variety of factors, several of which are outside our control.
Our ordinary shares are not listed on any national securities exchange. We previously announced our intention to pursue a listing on the New York Stock Exchange (the “NYSE”) in 2026, as well as a concurrent underwritten public offering of, our ordinary shares subject to approval of our Board of Directors and other considerations and conditions. The proposed listing and public offering necessarily depend on variety of factors, including market, geopolitical, industry and macroeconomic conditions, the NYSE and SEC review processes, as well as our ability to achieve our business and strategic goals. As a result, we may not be successful in listing our ordinary shares on the NYSE, or consummating a public offering of our ordinary shares, in 2026 or at all.
Our ordinary shares are issued solely through a transfer agent because they are not listed on a national securities exchange and are therefore not eligible for settlement through The Depository Trust Company (“DTC”), which ordinarily facilitates trades in listed securities in the U.S. As a result, our ordinary shares can only be held in registered form, which could be either directly or beneficially through a banker, broker or other nominee. This means that trading in our ordinary shares requires additional administrative steps as compared to shares that are listed on a national securities exchange or quoted on the OTC market. Furthermore, because the ordinary shares are not listed on a national securities exchange, additional transfer taxes and administrative steps are necessary to effect the sale, transfer and settlement of shares. So long as the ordinary shares are not listed on a national securities exchange, it will be an offense for a transferee of ordinary shares to fail to comply with requirements to file an Irish stamp duty return and to pay any Irish stamp duty due with the Irish Revenue Commissioners following such transfer, and interest and penalties will accrue. The filing of such returns and payment of the stamp duty requires both the transferee and transferor to have obtained an Irish tax reference number from the Irish Revenue Commissioners and requires payment of the stamp duty from an Irish bank account to the Irish Revenue Commissioners. Until such stamp duty return has been duly filed (or the transfer is exempt) and the related stamp duty duly paid, the transfer will not be registered on the register of members of the company (“Register”). Under Irish law and our Articles of Association, rights in respect of our ordinary shares are exercisable only by the registered shareholder as entered in the Register. For example, the exercise of voting rights and rights related to the appointment or nomination of directors is only effective under Irish law if executed by the registered shareholder. Because administrative steps to transfer our ordinary shares take additional time, there is a delay between the nominal transfer of shares and the recording of such transfer on the Register, and as a result, there is a delay between when a new shareholder purchases the ordinary shares and when that shareholder is able to exercise their rights as a shareholder. Where any transfer of ordinary shares occurs at less than market value, the transferor can be liable for all of the obligations of the transferee in relation to Irish stamp duty.
Because the ordinary shares are not listed and because of the additional administrative steps and tax ramifications related to transferring ordinary shares, there is limited liquidity for our shares, which could have a negative impact on the market price of our ordinary shares. For so long as our ordinary shares are not listed, holders of our ordinary shares may have difficulty selling or transferring any ordinary shares that they hold, and the number of investors willing to hold or acquire ordinary shares may be reduced, the trading price of ordinary shares may be depressed, we may receive decreased news and analyst coverage and we may be limited in our ability to issue additional securities or obtain additional equity financing in the future on terms acceptable to us, or at all.
The absence of an active trading market for our ordinary shares also impacts our ability to access the capital markets and severely limits our ability to use equity to effect acquisitions or recruit employees.

Our shareholders may experience dilution in the future.
Our shareholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions, or otherwise, including, without limitation, equity awards that we may grant to our directors, officers, and employees. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the value of our ordinary shares.
Subject to our shares being listed on a recognized stock exchange (including the NYSE), any attempts to acquire us may be subject to the Irish Takeover Rules and subject to the supervisory jurisdiction of the Irish Takeover Panel and our Board of Directors may be limited by the Irish Takeover Rules in its ability to defend an unsolicited takeover attempt.
In the event that our ordinary shares are listed on a recognized stock exchange (which includes the NYSE), we would be subject to the Irish Takeover Panel Act, 1997 (as amended) and the Irish Takeover Panel Act, 1997, Takeover Rules 2022 (the “Irish Takeover Rules”), which regulate the conduct of takeovers of, and certain other relevant transactions affecting, Irish public limited companies listed on certain stock exchanges, including the NYSE. The Irish Takeover Rules are administered by the Irish Takeover Panel, which has supervisory jurisdiction over such transactions. Among other matters, the Irish Takeover Rules operate to ensure that no offer is frustrated or unfairly prejudiced and, in situations involving multiple bidders, that there is a level playing field.
Under the Irish Takeover Rules, we would not be permitted to take certain actions that might “frustrate” an offer for our ordinary shares once the Board of Directors has received an offer, or has reason to believe an offer is or may be imminent, without the consent of the Irish Takeover Panel and, in some instances, approval of holders of more than 50% of the shares entitled to vote at a general meeting of our shareholders.
This could limit the ability of the Board of Directors to take defensive actions even if it believes that such defensive actions would be in our company’s best interests or the best interests of our shareholders.
The operation of the Irish Takeover Rules in the event that our ordinary shares are listed on a recognized stock exchange (including the NYSE) and/or provisions of our Articles of Association may affect the ability of certain parties to acquire our ordinary shares.
In the event that our ordinary shares are listed on the NYSE (or another recognized stock exchange to which the Irish Takeover Rules apply), the Irish Takeover Rules would apply to us. The operation of the Irish Takeover Rules and/or provisions of our Articles of Association could delay, defer or prevent a third party from acquiring us or otherwise adversely affect the price of our ordinary shares.
Under the Irish Takeover Rules, certain separate persons will be presumed to be acting in concert. The Board of Directors and their relevant family members, related trusts and “controlled companies” are presumed to be acting in concert with any corporate shareholder who holds 20% or more of our company. The application of these presumptions may result in restrictions upon the ability of any of the concert parties and/or members of the Board of Directors to acquire more of our securities, including under the terms of any executive incentive arrangements. Accordingly, the application of the Irish Takeover Rules may frustrate the ability of certain of Keenova’s shareholders and directors to acquire Keenova ordinary shares.
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
Additionally, our Articles of Association provide (i) that the Board of Directors may issue preference shares without shareholder approval, with such rights and preferences as it may designate; (ii) that the Board of Directors may, subject to applicable law, adopt a shareholder rights plan upon such terms and conditions as it deems expedient and in the best interests of Keenova; (iii) for an advance notice procedure for shareholder proposals to be brought before a general meeting, including proposed nominations of persons for election to the Board of Directors; and (iv) that the Board of Directors may fill vacancies on the Board of Directors in certain circumstances.
These and other provisions may discourage potential takeover attempts, discourage bids for Keenova ordinary shares at a premium over the market price or adversely affect the market price of, and the voting and other rights of the holders of, the Keenova ordinary shares. These provisions could also discourage proxy contests and make it more difficult for Keenova shareholders to elect directors other than the candidates nominated by the Board of Directors.

Our ability to pay dividends and fund share repurchases is limited, and Irish law requires that we meet certain financial requirements before we pay dividends or fund repurchases of our ordinary shares
Under Irish law, we may only pay dividends, fund the repurchase of shares, and make other distributions out of distributable reserves. Distributable reserves are the accumulated realized profits that have not previously been utilized in a distribution or capitalization, less accumulated realized losses that have not previously been written off in a reduction or reorganization of capital and may include reserves created through a capital reduction process under Irish law as described below. In addition, no dividend may be paid by us unless our net assets are equal to, or exceed, the aggregate of our called-up share capital plus undistributable reserves and the dividend does not reduce our net assets below such aggregate. The Irish financial statements for the fiscal year ended December 31, 2025 will set out the amount of available distributable reserves, and our ability to pay dividends, fund repurchases of shares or make other distributions is therefore limited to this amount currently, and may be further limited if this amount reduces (for example as a result of losses being incurred by Keenova Pharmaceuticals plc at entity level, including as a result of management expenses or impairment reviews). We have not historically paid dividends. We have not made any share repurchases during the period ended December 31, 2025.
Since our generation of realized profits alone may not result increased (or maintained) levels of distributable reserves, the creation of increased distributable reserves under Irish law would require a capital reduction process involving the identification of non-distributable reserves convertible to capital, followed by the conversion of such capital. Such process would require a special shareholder resolution, approved by greater than 75% of votes cast by our shareholders, followed by the approval of the Irish High Court. The duration and outcome of such a process is uncertain, and there is no guarantee of Keenova having the increased capacity to pay dividends, repurchase shares or carry out other forms of distribution to shareholders. that would result from such a process. Alternatively, the creation of distributable reserves could result from the reversal of previous impairment of asset values as part of an impairment review; there is no guarantee that such a review will occur and that the outcome of such review would be the creation of distributable reserves.
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
Cybersecurity Program & Strategy
Our cybersecurity program is designed to protect the confidentiality, integrity, and availability of systems and data. Our cyber risk mitigation strategy is integrated into our overall business risk management program and encompasses administrative, technical, and physical safeguards appropriate for the size and complexity of our business and the nature and scope of our activities. We identify, assess, and evaluate risks impacting our operations across our company, including those risks related to cybersecurity and AI. Our cybersecurity policies, standards, and controls are applied to newly acquired businesses as they are integrated into our environment. Until integration is complete, acquired entities may operate legacy systems or processes that do not fully align with our cybersecurity standards, which could increase our exposure to cybersecurity incidents.
Risk Management Processes and Controls
Our Company has implemented safeguards that include documented standards, procedures, policies, tools supporting network and endpoint detection and protection, access management, security monitoring, and patch and vulnerability management. Applicable personnel are provided with cybersecurity awareness training and receive periodic awareness updates through ad hoc communications on security topics, such as how to spot phishing emails, or how to report suspicious activity or potential incidents. We engage qualified third parties for independent assessments and managed detection and response services to supplement internal controls and monitoring. Notwithstanding these measures, vulnerabilities or threats identified through our cybersecurity program may nonetheless take time to remediate or mitigate.
Third-Party Risk Oversight
As third-party service providers and collaborators could introduce additional risks to our environment, we tailor our processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service providers and collaborators. Our third-party risk management program includes a policy and associated processes to conduct diligence on applicable vendors, including the use of questionnaires and obtaining additional security documentation, as appropriate. Cybersecurity controls language may be included in third-party service provider contracts, and if applicable, this language is tailored to the use case and sensitivity of any data or business processes involved. Additional risk screenings, procedures, and monitoring are performed as appropriate.

Governance
Management Oversight
The controls and processes employed to assess, identify, and manage material risks from cybersecurity threats are implemented and overseen by a team that is led by our Chief Information Security Officer (“CISO”), who reports to our Executive Vice President and Chief Information Officer. The individuals involved in our cybersecurity strategy generally have significant experience in cybersecurity and related information technology, including responding to incidents and developing security policies. For example, our Executive Vice President and Chief Information Officer has more than a decade of in-depth experience in IT, including cybersecurity matters. Also, our CISO has more than two decades of experience overseeing risk management programs across complex organizational environments and maintains a Certified Information Systems Security Professional (CISSP) and Certified Information Privacy Technologist (CIPT) credentials amongst other relevant certifications. The CISO is responsible for setting our Company’s security strategy and regularly evaluating evolving cybersecurity risks to enhance our security posture. The CISO is supported by personnel experienced in cybersecurity architecture, operations, vulnerability and incident management, governance, risk, & compliance, as well as managed security service providers responsible for the day-to-day management of our cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents.
We acknowledge the potential risks associated with the deployment and use of AI systems. We provide training for employees on AI use cases and have an enterprise AI risk governance program that enables leaders from IT, Cybersecurity, Legal, Audit, and Commercial Compliance to review AI project controls.
Board Oversight
Our full Board of Directors provides oversight for our cybersecurity program. The CISO and/or the Executive Vice President and Chief Information Officer report to the Board of Directors on information technology, cybersecurity and information security-related matters, including relevant business activities, key risks and mitigation efforts, prior incidents, results of assessments and monitoring, and the potential impact on the Company’s business. In addition, management provides updates periodically on information technology, cybersecurity, and information security-related matters to our Audit Committee.
Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
To assess, identify, and manage potential cybersecurity threats, our Security Operations Center team monitors systems and threats, including those on systems managed by third parties, such as cloud platforms.
In the event of a potential or actual cybersecurity incident, we maintain an incident response program. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements. We also maintain a business continuity and disaster recovery plan in the event of a significant cybersecurity incident or disruption.
We maintain cybersecurity insurance that provides coverage for certain costs related to cybersecurity-related incidents. However, the amount or type of coverage may not be sufficient to address costs for handling an incident, or future changes may occur to insurance coverage.
As of December 31, 2025, we are not aware of any risks from cybersecurity threats, including from previous cybersecurity incidents, that materially impacted the Company's strategy, operations, or financial condition for the past three years. However, we have been the target of previous cyber-attacks and anticipate we will continue to face risks of incidents through various types of attacks, including those using sophisticated techniques and evolving technologies such as AI. Although we make efforts to maintain the security of our systems and data, we are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems that could adversely affect our business. For further discussion, see the risk factor captioned “Our business depends on the continued effectiveness and availability of our information technology infrastructure, and failures of this infrastructure could harm our operations” included within Item 1A. Risk Factors of this Annual Report.

Item 2.	Properties.
As of December 31, 2025, we owned or leased building space in 24 locations globally. Our principal executive offices are located at College Business & Technology Park, Cruiserath, Blanchardstown, Dublin 15, Ireland, with additional office facilities in New Jersey, Pennsylvania, Missouri, D.C., and Japan, among others. We have a strong U.S. manufacturing footprint, with five facilities in Louisiana, New Jersey, New York, Pennsylvania and Wisconsin. Our sites consist of 123,000 and 569,000 square feet of owned and leased property, respectively. We believe our facilities are in good condition and suitable for their current use. We may reduce, add or replace facilities as considered appropriate to meet the needs of our business. See Note 13 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information regarding our leased facilities.

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
For further information regarding our material pending legal proceedings, refer to Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report, which is incorporated by reference into this Item 3. Legal Proceedings.

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
As of April 8, 2026, we had 39,581,987 ordinary shares outstanding, held by 513 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our ordinary shares.
Under Irish law, we can only pay dividends and repurchase shares out of distributable reserves. We did not declare or pay any dividends and we do not currently intend to pay dividends in the foreseeable future.

Item 6.	Reserved.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Fiscal Year
In the fourth quarter of fiscal year 2025, we approved a change in our fiscal year end from a 52-53-week year ending on the last Friday of December to a calendar year ending on December 31, 2025. As a result of this change, fiscal 2025 includes five additional operating days. The change in fiscal year did not result in a material impact to the fiscal 2025 results of operations. Beginning with fiscal 2026, our fiscal year will correspond to the calendar year from January 1 through December 31.
The number of operating days in the quarterly periods in fiscal year 2026 under a calendar year end will change as compared to the 52-53 weeks periods in fiscal year 2025 and prior periods, which will have an impact on the Company’s quarterly financial results as well as the comparative presentation of period over period information.
Overview of Business
We are a leading U.S.-focused branded therapeutics company that strives to help patients with rare or unaddressed conditions live happier and healthier lives. Our rare disease capabilities underpin our diversified brands portfolio, which is focused across a wide range of therapeutics areas of significant unmet need. These include rheumatology, ophthalmology, nephrology, neurology, pulmonology, orthopedics, urology, and neonatal respiratory critical care.
Our operating results for the year ended December 31, 2025 reflect the operating results of Endo following the closing of the Business Combination on July 31, 2025. Further, following the Separation on November 10, 2025, our financial statements and accompanying notes have been recast to reflect Par Health’s assets, liabilities, results of operations and cash flows as discontinued operations for all periods presented. Refer to Note 5 and Note 6 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information on the Business Combination and the Separation, respectively.
For further information on our business and products, refer to Item 1. Business included within this Annual Report.
Financial Highlights
The sections that follow summarize the results of our operations for the periods presented. The financial effects of certain significant transactions, including most notably our emergence from the 2023 Bankruptcy Proceedings and application of fresh-start accounting in 2023 and the Business Combination and the Separation in 2025, significantly affect the comparability of our operating results and make it difficult to compare our underlying business performance during the periods presented in this Annual Report. Our results of operations as reported in our consolidated financial statements for the Successor and Predecessor periods are in accordance with GAAP. Due to the application of fresh-start accounting in November 2023, the results for the year ended December 27, 2024, are not comparable to the results for the Successor period from November 15, 2023, through December 29, 2023, and a comparison of the results in those periods would not be meaningful to a reader of our financial statements. Accordingly, in the discussion that follows, we have arithmetically combined the financial information of the Predecessor and Successor periods in fiscal 2023 and provided commentary regarding the significant items affecting the results in those periods. While this presentation is not in accordance with GAAP, we believe that for purposes of discussion and analysis in this Annual Report, the combined financial information is useful for management and investors to assess our ongoing financial and operational performance and trends. Unless otherwise indicated, all dollar amounts are presented in millions.
We operate our business in one operating and reportable segment. Accordingly, the discussion that follows focuses on our results of operations, our liquidity and our cash flows on a consolidated basis, with appropriate disaggregation where necessary to provide better insight into our operating performance, such as net sales.
Net sales and (loss) income from continuing operations are as follows:

	GAAP	GAAP	GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
	Successor			Predecessor		Percentage Change
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29 2023	Fiscal Year Ended December 31, 2025 vs. Fiscal Year Ended December 27, 2024	Fiscal Year Ended December 27, 2024 vs. Combined Fiscal Year Ended December 29, 2023
Net sales	$1,430.6	$1,083.4	$139.8	$949.2	$1,089.0	32.0%	(0.5)%
Net (loss) income from continuing operations	$(457.5)	$344.3	$(39.0)	$(2,086.4)	$(2,125.4)	NM	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Net sales of $1,430.6 million for the year ended December 31, 2025 increased $347.2 million, or 32% compared to net sales of $1,083.4 million for the year ended December 27, 2024. The increase is driven primarily by the net sales of products acquired from Endo of $397.0 million, coupled with growth in Acthar Gel net sales of $191.8 million, reflecting increased patient demand, partially offset by the reduction of $241.6 million in Therakos net sales in 2025 following the Therakos Divestiture in November 2024.
Net sales of $1,083.4 million for the year ended December 27, 2024 decreased $5.6 million, or 0.5%, compared to net sales of $1,089.0 million for the non-GAAP combined year ended December 29, 2023. The decrease is driven primarily by declines in net sales of INOmax, Therakos, which was sold in November 2024, and Amitiza partially offset by growth in net sales of Acthar Gel and Terlivaz.
Loss from continuing operations of $457.5 million for the year ended December 31, 2025 changed by $801.8 million when compared to income from continuing operations of $344.3 million for the year ended December 27, 2024.  This change is driven primarily by the non-recurring gain of $754.4 million on the divestiture of our Therakos business in the prior period and increased selling, general and administrative (“SG&A”) expense of $299.8 million, combination, integration and other related costs related to the Business Combination of $141.2 million and R&D expenses of $1.4 million. These were partially offset by changes in income taxes of $137.1 million, liabilities management and separation costs of $43.9 million, debt extinguishment of $35.6 million and restructuring of $12.7 million, higher gross profit of $103.5 million and lower interest expense of $59.0 million.
 Income from continuing operations of $344.3 million for the year ended December 27, 2024 changed by $2,469.7 million when compared to loss from continuing operations of $2,125.4 million for the non-GAAP combined year ended December 29, 2023.  This change is driven primarily by $1,542.7 million of reorganization items in the prior period, the non-recurring gain of $754.4 million on the divestiture of our Therakos business and lower cost of sales of $388.1 million, decrease in interest expense of $211.2 million and liabilities management and separation costs of $110.3 million. These were partially offset by higher income taxes of $518.2 million.
See Results of Operations below for further details.
Significant Events
Separation of Par Health. On November 10, 2025, we completed the separation of our generic pharmaceuticals and sterile injectables businesses into an independent, private company named Par Health. Following the Separation, the results of Par Health are reported as discontinued operations. As a result of the Separation, we and our subsidiaries are no longer borrowers or guarantors under the Par Health Credit Agreement (as defined in Note 15 to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report). Separation‑related costs were recorded within liabilities management and separation costs in the consolidated statements of operations. We also entered into certain agreements with Par Health, including a separation agreement, an amended and restated multi-tenant lease agreement, a manufacturing and supply agreement, a tax matters agreement and a transition services agreement to provide and receive certain services following the separation (the “Par Health TSA”). Refer to Note 6 to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details.

Business Combination. On July 31, 2025, we completed the acquisition of Endo through a merger transaction in which Endo shareholders received a combination of our ordinary shares and cash. Costs related to the Business Combination were recorded within combination, integration and other related costs in the consolidated statements of operations. Refer to Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details.
Therakos Divestiture. On November 29, 2024, we completed the Therakos Divestiture for $887.6 million and used the proceeds to mandatorily prepay and redeem senior secured debt, resulting in makewhole payments and a net loss on extinguishment of debt. Final working capital settlement impacts were recognized in 2025. In connection with the sale, we entered into a transition services agreement to provide certain business support services to the buyer. Refer to Note 6 to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details.
Transaction Incentive Plan. The Therakos Divestiture and the Business Combination each met certain criteria defined in our transaction incentive plan (as amended and restated on August 4, 2024 and December 2, 2024, the “Transaction Incentive Plan”), resulting in the recognition of compensation expense, which is reflected in SG&A expense in the consolidated statements of operations, of approximately $91.5 million during the year ended December 31, 2025, in relation to the Business Combination and approximately $11.9 million and $15.4 million during the years ended December 31, 2025, and December 27, 2024, respectively, related to the Therakos Divestiture. Refer to Note 5 and Note 6 to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details.
Emergence from Voluntary Reorganization. We emerged from the 2023 Bankruptcy Proceedings in November 2023 and adopted fresh-start accounting, resulting in successor and predecessor financial statements that are not comparable. Refer to Note 3 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details.
Results of Operations
Net Sales
The table below sets forth a disaggregation of our net sales. A majority of our net sales were generated in the United States. Refer to Note 22 to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details.
Net sales of key products are as follows:

	GAAP	GAAP	GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
	Successor			Predecessor		Percentage Change
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29 2023	Fiscal Year Ended December 31, 2025 vs. Fiscal Year Ended December 27, 2024	Fiscal Year Ended December 27, 2024 vs. Combined Fiscal Year Ended December 29, 2023
Acthar Gel	$677.5	$485.7	$57.0	$368.3	$425.3	39.5%	14.2%
Xiaflex(1)	246.6	—	—	—	—	NM	NM
INOmax	244.8	261.4	35.3	267.9	303.2	(6.4)	(13.8)
Therakos	—	241.6	39.1	220.0	259.1	(100.0)	(6.8)
Amitiza	70.6	62.8	4.9	67.7	72.6	12.4	(13.5)
Other Products(1)	160.4	31.8	3.4	21.0	24.4	NM	30.3
License Revenue (1)	30.7	0.1	0.1	4.3	4.4	NM	(97.7)
Net sales	$1,430.6	$1,083.4	$139.8	$949.2	$1,089.0	32.0%	(0.5)%
________
NM indicates that the percentage change is not meaningful or is greater than 100%.
(1)Is or contains products acquired in the Business Combination. Net sales during the year ended December 31, 2025 include five months of sales totaling $397.0 million from products acquired in the Business Combination. Accordingly, there are no comparable net sales for these products in prior periods.
Acthar Gel net sales increased $191.8 million, or 39.5%, for the year ended December 31, 2025, compared to the year ended December 27, 2024, driven primarily by increased patient demand and continued momentum in SelfJect uptake due to commercial investments and strong execution that drove category awareness and expansion. Acthar Gel net sales increased by $60.4 million, or 14.2% for the year ended December 27, 2024, compared to the non-GAAP combined year ended December 29, 2023, driven primarily by patient demand and the successful launch of SelfJect on August 6, 2024, with favorable physician and patient feedback, providing patients with an important new option to manage challenging chronic and acute inflammatory and autoimmune conditions.

Xiaflex net sales during the five-month period following the Business Combination were $246.6 million, driven by increased demand stemming from Peyronie’s disease and price increases.
INOmax net sales decreased $16.6 million, or 6.4%, for the year ended December 31, 2025, compared to the year ended December 27, 2024, driven primarily by continued competition in the U.S. from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations, and cash flows. Following the successful introduction of the INOmax EVOLVE DS device pilot program in 2024, we remain focused on expanding the multi-year rollout of EVOLVE to U.S. hospitals nationwide in order to help meet the needs of neonatal intensive care patients and healthcare professionals by offering improved automation, which enhances safety features, and a streamlined design that elevates the user experience. Net sales decreased $41.8 million, or 13.8%, for the year ended December 27, 2024, compared to the non-GAAP combined year ended December 29, 2023, driven primarily by competition in the U.S. from alternative nitric oxide products.
We completed the Therakos Divestiture on November 29, 2024. Accordingly, there were no sales during the year ended December 31, 2025. Net sales decreased $17.5 million, or 6.8%, for the year ended December 27, 2024, compared to the non-GAAP combined year ended December 29, 2023, reflecting eleven months of sales in the year ended December 27, 2024 compared to a full year in the non-GAAP combined year ended December 29, 2023.
Amitiza net sales increased $7.8 million, or 12.4%, for the year ended December 31, 2025, compared to the year ended December 27, 2024, driven primarily by increased volume in Japan and, to a lesser extent, in the U.S. Net sales decreased $9.8 million, or 13.5%, for the year ended December 27, 2024, compared to the non-GAAP combined year ended December 29, 2023, driven primarily by price declines as a result of additional generic competitors in the market.
Other Products net sales increased $128.6 million for the year ended December 31, 2025, compared to the year ended December 27, 2024, driven by five months of sales from products acquired in the Business Combination, including primarily Supprelin LA of $29.8 million, Percocet of $28.7 million, Aveed of $22.0 million, Edex of $17.0 million and Testopel of $16.8 million, coupled with an increase in Terlivaz net sales of $8.2 million, or 33.2% compared to the year ended December 27, 2024, driven by continued improvements in hospital adoptions resulting from ongoing engagement with healthcare providers emphasizing the importance of early patient identification and treatment initiation. Other Products net sales increased by $7.4 million, or 30.3%, for the year ended December 27, 2024 compared to the non-GAAP combined year-ended December 29, 2023, as we continued to expand adoption of Terlivaz during fiscal 2024 through outreach to healthcare providers emphasizing the importance of early patient identification and treatment initiation. Net sales from certain of our Other Products have been and will continue to be negatively impacted by competitive pressures and other factors, which could unfavorably impact future net sales of these products.
License revenue for the year ended December 31, 2025, primarily represents five months of royalties on net sales under certain license arrangements acquired in the Business Combination, including royalties associated with a sales-based milestone earned by our license partner during the fourth quarter of 2025. Such milestones are not expected to recur going forward. License revenues decreased $4.3 million for the year ended December 27, 2024 compared to the non-GAAP combined year-ended December 29, 2023 due to the elimination of U.S. royalties under certain prior license agreements.

Cost of Sales and Operating Expenses
The table below sets forth a comparison of cost of sales and operating expenses for the relevant periods presented. Amounts for the year-ended December 31, 2025 reflect the inclusion of costs for the five-month period following the Business Combination.

	GAAP	GAAP	GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
	Successor			Predecessor		Percentage Change
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29 2023	Fiscal Year Ended December 31, 2025 vs. Fiscal Year Ended December 27, 2024	Fiscal Year Ended December 27, 2024 vs. Combined Fiscal Year Ended December 29, 2023
Cost of sales	$787.8	$544.1	$84.9	$847.3	$932.2	44.8%	(41.6)%
Selling, general and administrative expenses	$761.3	$461.5	$56.0	$365.6	$421.6	65.0%	9.5%
Combination, integration, and other related expenses	$141.2	$—	$—	$—	$—	NM	NM
Research and development expenses	$90.7	$89.3	$11.8	$74.5	$86.3	1.6%	3.5%
Restructuring (benefit) charges, net	$(2.2)	$10.5	$—	$0.9	$0.9	NM	NM
Non-restructuring impairment charges	$—	$—	$2.6	$50.1	$52.7	NM	(100.0)%
Liabilities management and separation costs	$—	$43.9	$1.4	$152.8	$154.2	(100.0)%	(71.5)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Cost of sales. Cost of sales for the year ended December 31, 2025, increased $243.7 million, or 44.8% compared to the year ended December 27, 2024, driven primarily by higher intangible asset amortization of $49.2 million and higher inventory fair value step up amortization of $141.9 million arising from the application of fresh-start accounting in 2023 and the Business Combination in 2025, and higher inventory provisions of approximately $22.8 million, coupled with increased costs of sales relating to products acquired in the Business Combination. Cost of sales for the year ended December 27, 2024, decreased $388.1 million, or 41.6% compared to the non-GAAP combined year ended December 29, 2023, driven by lower intangible asset amortization of $381.6 million and $44.0 million related to the non-recurrence of an Acthar Gel inventory write-down to net realizable value which occurred during the non-GAAP combined year ended December 29, 2023, partially offset by higher inventory fair value step-up amortization of $45.4 million.
Selling, general and administrative expenses. SG&A expenses for the year ended December 31, 2025, increased $299.8 million, or 65.0% compared to the year ended December 27, 2024. The increase was driven primarily by incremental compensation costs of $184.0 million, including an increase of $88.0 million related to the Transaction Incentive Plan, $30.4 million of additional share-based compensation costs, and increased salaries and other employee compensation costs of $65.6 million, which includes the impact of increased headcount and related compensation costs following the Business Combination, coupled with increased advertising costs of $38.8 million, increased third-party professional services costs of $24.9 million, increases in the estimated fair value of contingent consideration of $11.5 million, litigation settlement costs of $5.2 million, and the non-recurrence of the recovery of bad debt expense of $6.4 million and a $2.5 million gain during the year ended December 27, 2024, as described further below. The remaining increase reflects higher operating costs across a wide range of spend categories following the Business Combination, including information technology, utilities, insurance, payroll and other taxes, and employee benefits costs, among others. SG&A expenses for the year ended December 27, 2024, increased by $39.9 million, or 9.5%, compared to the non-GAAP combined year ended December 29, 2023. The increase is attributable to incremental compensation costs of $25.0 million, including $15.4 million associated with the Transaction Incentive Plan as a result of the Therakos Divestiture, coupled with an unfavorable change in the fair value adjustment in contingent consideration liabilities of the Terlivaz CVR of $10.5 million, partially offset by a recovery of bad debt expense of $6.4 million related to a customer’s emergence from bankruptcy and a $2.5 million gain related to the ceased commercialization and wind down of production of StrataGraft® (allogeneic cultured keratinocytes and dermal fibroblasts in murine collagen - dsat) (“StrataGraft”) during the year ended December 27, 2024.
Combination, integration and other related expenses. Transaction expenses associated with the Business Combination are included in combination, integration, and other related expenses in the consolidated statements of operations. During the year ended December 31, 2025, the Company recorded $141.2 million of costs, which includes legal, financial, other advisory and consulting costs, which primarily relate to shareholder matters, integration planning and execution, and regulatory matters associated with the Business Combination, as well as severance costs of approximately $44.1 million.

Research and development expenses. R&D expenses for the year ended December 31, 2025, increased $1.4 million, or 1.6% compared to the year ended December 27, 2024. The increase is primarily driven by the inclusion of five months of costs associated with ongoing Xiaflex development programs following the Business Combination, offset by reductions due to the Therakos Divestiture. R&D expenses for the year ended December 27, 2024, increased $3.0 million, or 3.5% compared to the non-GAAP combined year ended December 29, 2023, driven by costs associated with clinical studies and publishing clinical and non-clinical experiences and evidence that support health economic activities and patient outcomes.
Restructuring (benefit) charges, net. During the year ended December 31, 2025, we recognized $2.2 million of income related to a vendor refund associated with the wind down of production of StrataGraft. During the year ended December 27, 2024, we incurred $10.5 million of restructuring and related charges, net, related to one-time termination benefits and contract termination costs for ceased commercialization and clinical development and wind down of production of StrataGraft. During the non-GAAP combined year ended December 29, 2023, we incurred $0.9 million of restructuring and related charges, net, primarily related to employee severance and benefits.
Non-restructuring impairment charges. During the non-GAAP combined year ended December 29, 2023, we recorded non-cash, non-restructuring impairment charges of $52.7 million related to the full impairment of our StrataGraft long-lived assets of $2.6 million and intangible asset of $50.1 million.
Liabilities management and separation costs. During the year ended December 27, 2024, we incurred $43.9 million of liabilities management and separation costs primarily related to professional fees and similar costs as we explored potential sales of non-core assets to enable further deleveraging post-emergence from the 2023 Bankruptcy Proceedings. During the non-GAAP combined year ended December 29, 2023, we incurred $154.2 million of professional fees (including where we were responsible for the fees of third parties) in connection with the evaluation of our then-existing financial situation and related discussions with our stakeholders.
Non-Operating Items

	GAAP	GAAP	GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
	Successor			Predecessor		Percentage Change
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29 2023	Fiscal Year Ended December 31, 2025 vs. Fiscal Year Ended December 27, 2024	Fiscal Year Ended December 27, 2024 vs. Combined Fiscal Year Ended December 29, 2023
Interest expense	$(168.8)	$(227.8)	$(28.3)	$(410.7)	$(439.0)	(25.9)%	(48.1)%
Interest income	$19.6	$23.1	$0.4	$11.2	$11.6	(15.2)%	99.1%
(Loss) gain on divestiture	$(5.9)	$754.4	$—	$—	$—	NM	NM
Gain (loss) on debt extinguishment, net	$15.9	$(19.7)	$—	$—	$—	NM	NM
Other income (expense), net	$6.1	$(6.5)	$5.4	$(6.7)	$(1.3)	NM	NM
Reorganization items, net	$—	$—	$(3.5)	$(1,539.2)	$(1,542.7)	NM	(100.0)%
Income tax benefit (expense)	$23.8	$(113.3)	$3.9	$401.0	$404.9	NM	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Interest expense. Interest expense during the year ended December 31, 2025, decreased $59.0 million, or 25.9% compared to the year ended December 27, 2024, driven by lower coupon interests rates on the debt obligations assumed in connection with the Business Combination as compared to the Second-out Takeback Term Loan (as defined below) due November 2028 and the 14.75% Second-out Takeback Notes (as defined below) due November 2028, partially offset by higher average outstanding debt balances reflecting the assumption of Endo’s outstanding debt obligations. Interest expense for the year ended December 27, 2024 decreased, $211.2 million, or 48.1%, compared to the non-GAAP combined year ended December 29, 2023, driven by a significant decrease in the average outstanding debt balances in connection with our emergence from the 2023 Bankruptcy Proceedings.
Interest income. Interest income for the years ended December 31, 2025, December 27, 2024, and for the non-GAAP combined year ended December 29, 2023 was primarily related to interest received on money market accounts as well as interest income on our interest rate cap agreement.
(Loss) gain on divestiture. During the year ended December 27, 2024, we completed the Therakos Divestiture for total cash consideration of $887.6 million, net of preliminary purchase price adjustments, including an adjustment based on estimated net working capital at close, and recognized a gain on sale of $754.4 million. We paid $6.2 million for the final working capital settlement during the year ended December 31, 2025.

Gain (loss) on debt extinguishment, net. During the year ended December 31, 2025, as a result of the mandatory prepayment of our Second-Out Takeback Term Loans and Takeback Notes, we recorded $15.9 million as a net gain on debt extinguishment, comprised of $40.2 million to write-off certain unamortized premiums, net of debt issuance costs, offset by the $24.3 million payment of the makewhole premium. During the year ended December 27, 2024, after the sale of the Therakos business, we made mandatory prepayments on our First-Out Takeback Term Loans (as defined below), Second-Out Takeback Term Loans and our Takeback Notes, as previously discussed, resulting in a loss on debt extinguishment, net, of $19.7 million primarily driven by the makewhole premium of $63.7 million offset by the gain on unamortized premium write off of $44.0 million.
Other income (expense), net. During the years ended December 31, 2025, and December 27, 2024, we recorded other income of $6.1 million and other expense of $6.5 million, respectively. Other income during 2025 primarily reflects income of $9.5 million associated with the Therakos TSA and the Par Health TSA, partially offset by $5.3 million of unrealized losses related to the changes in fair value of derivative assets and liabilities and $1.7 million of unrealized losses related to our investment in Silence Therapeutics. Other expense in 2024 primarily relates to $17.4 million of unrealized losses on equity securities related to our investments in Silence Therapeutics plc, offset by a $7.6 million unrealized gain related to the changes in fair value of derivative assets and liabilities as discussed further in Note 21 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report. During the non-GAAP combined year ended December 29, 2023, we incurred other expense of $1.3 million.
Reorganization items, net. During the period November 15, 2023, through December 29, 2023 (Successor), we incurred expenses of $3.5 million from reorganization items, net, comprised entirely of professional fees associated with the implementation of the 2023 Plan. Beginning December 29, 2023, professional fees directly related to the 2023 Bankruptcy Proceedings that were previously reflected as reorganization items, net, are classified within SG&A expenses. During the period December 31, 2022, through November 14, 2023 (Predecessor) we recognized $1,539.2 million of reorganization items, net. These expenses were primarily driven by the loss on application of fresh-start accounting of $1,452.7 million, $1,139.5 million related to adjustments of other claims, $154.6 million of debt financing costs, approximately $61.7 million related to professional and other service provider fees, among other costs. These costs were partially offset by a $1,966.0 million gain on settlement of liabilities subject to compromise in accordance with the 2023 Plan.
Income tax (benefit) expense. The table below sets forth the (loss) income from continuing operations before income taxes, income tax (benefit) expense and the effective tax rate for each corresponding period:

	GAAP	GAAP	GAAP	GAAP	Non-GAAP
	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29 2023
(Loss) income from continuing operations before income taxes	$(481.3)	$457.6	$(42.9)	$(2,487.4)	$(2,530.3)
Income tax (benefit) expense	$(23.8)	$113.3	$(3.9)	$(401.0)	$(404.9)
Effective tax rate	4.9%	24.8%	9.1%	16.1%	16.0%
The table below sets forth the components of income tax expense (benefit) for each corresponding period:

	GAAP	GAAP	GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
	Successor			Predecessor		Percentage Change
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023	Combined Fiscal Year Ended December 29 2023	Fiscal Year Ended December 31, 2025 vs. Fiscal Year Ended December 27, 2024	Fiscal Year Ended December 27, 2024 vs. Combined Fiscal Year Ended December 29, 2023
Current tax expense (benefit)	$30.4	$(23.4)	$(0.4)	$41.1	$40.7	NM	NM
Deferred tax (benefit) expense	(54.2)	136.7	(3.5)	(442.1)	(445.6)	NM	NM
Total tax (benefit) expense from continuing operations	$(23.8)	$113.3	$(3.9)	$(401.0)	$(404.9)	NM	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
For the year ended December 31, 2025 (Successor), the effective tax rate of 4.9% differs from the Irish statutory tax rate of 12.5% predominately due to statutory rate differences in our operating jurisdictions, net of valuation allowances, on pretax earnings which include the impacts of inventory step-up and intangible asset amortization expenses. Additional factors that influence our effective tax rate include non-deductible combination, integration, and other related expenses, non-deductible compensation, and changes in uncertain tax positions. See Note 9. Income Taxes to our audited consolidated financial statements for further details.
Our income tax expense of $113.3 million for the year ended December 27, 2024 (Successor), was impacted by $27.2 million tax benefit associated with $246.7 million of impacts of fresh-start accounting expense which is partially offset by accretion expense related to debt and settlement obligations, $9.2 million tax benefit associated with $66.2 million of intangible asset amortization expense, $7.0 million tax benefit associated with $43.9 million of liabilities management and separation costs, $2.4 million of tax benefit associated with $10.5 million of restructuring and related charges, net, $0.7 million tax benefit associated with $19.7 million of loss on debt extinguishment, net, offset by $104.4 million of tax expense associated with $754.4 million of gain associated with the Therakos Divestiture, $18.1 million of tax expense primarily related to valuation allowance adjustments on interest within the United States, and $37.3 million tax expense on income of $90.2 million predominately associated with pretax earnings in various jurisdictions net of valuation allowances.
Our income tax benefit of $3.9 million for the period November 15, 2023, through December 29, 2023 (Successor), was impacted by $2.2 million of tax benefit associated with $14.4 million of intangible asset amortization expense, $1.1 million of tax benefit associated with impacts of fresh-start accounting and $40.5 million of inventory step-up amortization expense, $0.5 million of tax benefit associated with $2.4 million of accretion expense related to our settlement obligation, and $0.4 million of tax benefit on income of $11.4 million predominately associated with pretax earnings in various jurisdictions, net of valuation allowances, offset by $0.3 million of tax expense associated with $3.0 million of amortization related to our debt.
Our income tax benefit of $401.0 million for the period December 31, 2022, through November 14, 2023 (Predecessor), was impacted by $304.2 million of tax benefit associated with impacts on emergence and $1,539.2 million of loss on reorganization items, net, $44.7 million of tax benefit related to legal entity reorganizations, $11.5 million of tax benefit associated with $50.1 million of non-restructuring charges related to the full impairment of our StrataGraft intangible asset, $21.8 million of tax benefit associated with $152.8 million of liabilities management and separation costs, and $18.8 million of tax benefit on the loss of $745.3 million predominately associated with pretax earnings in various jurisdictions net of valuation allowances.
Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operations and access to our $400 million revolving credit facility, net of $4.0 million of outstanding standby letters of credit, which remains undrawn at December 31, 2025. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $812.8 million at December 31, 2025, compared to $319.0 million at December 27, 2024. Our principal liquidity requirements include working capital, capital expenditures, principal and interest payments associated with our indebtedness, lease obligations and purchase obligations, and our obligation related to the Acthar Gel-Related Litigation Settlement. From time to time, we have also completed acquisitions, including licensing agreements, and divestitures, which have significantly affected our liquidity and financial position. For example, during the year ended December 31, 2025, we completed the Business Combination and the Separation, described further below. The net effect of these transactions is expected to result in an increase in future cash flows from operations, which will be used to fund our operations and to make future debt principal and interest payments associated with our increased indebtedness. We have historically generated, and expect to continue to generate, positive cash flows from operations. We expect foreseeable liquidity and capital resource requirements to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as long-term borrowings if needed. We believe that our sources of liquidity are adequate to fund our operations for the next twelve months and beyond the next twelve months. Our ability to fund our capital needs is impacted by our ongoing ability to generate cash from operations and access to capital markets.
Business Combination and the Separation
We have incurred significant costs in connection with the Business Combination. Transaction expenses associated with the Business Combination are included in combination, integration, and other related expenses in the consolidated statements of operations. During the year ended December 31, 2025, the Company recorded $141.2 million of costs, which includes legal, financial, other advisory and consulting costs, which primarily relate to shareholder matters, integration planning and execution, and regulatory matters associated with the Business Combination, as well as severance costs of approximately $44.1 million. We expect to continue to incur costs related to the Business Combination as we seek to further integrate the acquired Endo business and to achieve anticipated synergies.
There can be no assurances that the anticipated benefits of the Business Combination and the Separation will be realized fully within the expected timeframe or at all or such benefits may take longer to realize or cost more than expected, which could materially impact our business, cash flows, financial condition, and results of operations.
Cash Requirements and Sources From Existing Contractual Arrangements
Our material cash requirements from known contractual obligations include debt obligations, legal settlements, lease obligations, purchase obligations, and other liabilities reflected on our balance sheet, as presented and discussed below.

The following table summarizes our contractual obligations as of December 31, 2025:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$2,481.3	$15.0	$30.0	$30.0	$2,406.3
Interest on long-term debt obligations (2)	1,047.8	196.7	389.7	386.0	75.4
Acthar Gel-Related Litigation Settlement (3)	193.3	33.7	96.8	62.8	—
Operating lease obligations (4)	102.4	18.5	37.0	21.7	25.2
Purchase obligations (5)	21.9	9.1	12.6	0.2	—
Total contractual obligations	$3,846.7	$273.0	$566.1	$500.7	$2,506.9
(1)For further details on our debt obligations, refer to Note 15 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
(2)Interest on long-term debt obligations are projected for future periods using interest rates in effect as of December 31, 2025. Contractual obligations under the long-term debt agreements have been shown in the table above. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
For further information regarding the fixed and variable rates of our debt obligations, refer to Note 15 of the Notes to the Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
(3)Acthar Gel-Related Litigation Settlement includes cash interest obligation of $1.2 million, $1.8 million, and $0.4 million due within one year, one to three years and three to five years, respectively.
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
Indebtedness
As of December 31, 2025, total debt principal was $2,481.3 million compared to $865.6 million as of December 27, 2024. As of December 31, 2025, such total debt principal outstanding consists of the following Endo legacy indebtedness that remained outstanding following the Business Combination and is an obligation of certain of our subsidiaries: (i) an undrawn (net of outstanding letters of credit) revolving credit facility with a maturity date of April 23, 2029 and commitments equal to $400.0 million governed by a credit agreement (“Credit Agreement”) (ii) a term facility with a maturity date of April 23, 2031 with an outstanding principal balance of $1,481.3 million governed by the Credit Agreement and (iii) senior secured notes due April 2031 with an outstanding principal balance of $1,000.0 million issued pursuant to an Indenture (“Indenture”).
We did not file this Annual Report by its initial due date of March 31, 2026, which resulted in our failure to comply with the covenants in the Credit Agreement and in the Indenture that required us to deliver audited annual financial statements by that date. Our delivery of the audited financial statements that are contained in this Annual Report will cure the aforementioned covenant defaults.
Concurrent with the Business Combination and in contemplation of the Separation, certain of our then-existing subsidiaries entered into a credit agreement (as amended, modified or supplemented, the “Par Health Credit Agreement”) providing for a $1.2 billion senior secured term loan facility (“Par Health Term Facility”), and $150.0 million senior secured revolving credit facility (“Par Health Revolving Credit Facility” and together with the Par Health Term Facility, the “Facilities”). One of our then-existing subsidiaries borrowed $1.2 billion under the Par Health Term Facility on August 1, 2025 and the Par Health Revolving Credit Facility was never drawn.
The proceeds from the issuance of the Par Health Term Facility were used, in part, to (i) prepay in full approximately $385.5 million in outstanding aggregate principal amount of “second-out” senior secured takeback term loans (“Second-Out Takeback Term Loans”), constituting all of the remaining indebtedness then-outstanding under our then-existing credit agreement, together with a payment of approximately $10.6 million in required makewhole premium and (ii) redeem in full approximately $477.2 million in outstanding principal amount of “second-out” 14.75% senior secured first lien notes due 2028 (“Takeback Notes”), constituting all of the then-outstanding Takeback Notes, together with a payment of approximately $13.7 million in required makewhole premium.
Following the Separation, neither we nor our remaining subsidiaries continue to be borrowers or guarantors of the indebtedness under the Par Health Credit Agreement. All borrowers and guarantors in respect of the Par Health Credit Agreement are subsidiaries of Par Health.
We were required to use net proceeds from the Therakos Divestiture to prepay our Takeback Term Loans and redeem a portion of the Takeback Notes. On December 6, 2024, we (i) mandatorily prepaid a portion of our takeback term loans in an aggregate principal amount of approximately $474.1 million (of which approximately $227.1 million consisted of our “first-out” takeback term loans (“First-Out Takeback Term Loans” and, together with the Second-Out Takeback Term Loans, “Takeback Term Loans”) and approximately $247.0 million consisted of our Second-Out Takeback Term Loans) together with a payment of approximately $36.4 million in required makewhole premium and (ii) mandatorily redeemed $301.4 million in aggregate principal amount of

Takeback Notes together with a payment of approximately $27.3 million in required makewhole premium.
During the period November 15, 2023, through December 29, 2023 (Successor), we made a $100.0 million payment on December 22, 2023 to repay in full our receivables securitization financing facility.
See Notes 5 and 15 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for a further discussion of our debt instruments, including a discussion of the impacts of the Business Combination and the Separation.
Acthar Gel-Related Settlement
Pursuant to the 2020 Plan and the scheme of arrangement confirmed by the Irish High Court, based on and consistent in all respects with the 2020 Plan, on June 22, 2023 (the “2020 Effective Date”), all claims of the DOJ and other governmental parties against us relating to Acthar Gel were deemed to have been settled, discharged, waived, released, and extinguished in full, and we ceased to have any liability or obligation with respect to such claims, which were treated in accordance with the 2020 Plan and the terms of the settlement. We entered into an agreement with the DOJ and other governmental parties to settle a range of litigation matters and disputes relating to Acthar Gel (“Acthar Gel-Related Settlement”), including a Medicaid lawsuit with the Centers for Medicare and Medicaid Services, a related FCA lawsuit in Boston, and an Eastern District of Pennsylvania (“EDPA”) FCA lawsuit principally relating to interactions of Acthar Gel's previous owner (Questcor Pharmaceuticals Inc.) with an independent charitable foundation. To implement the Acthar Gel-Related Settlement, we entered into two settlement agreements with the U.S. and certain relators. Under the Acthar Gel-Related Settlement, which was conditioned upon us commencing Chapter 11 cases for the 2020 Bankruptcy Proceedings and provided for the distributions the applicable claimants received under the 2020 Plan, we agreed to pay $260.0 million to the DOJ and other parties over seven years and reset Acthar Gel’s Medicaid rebate calculation as of July 1, 2020, such that state Medicaid programs would receive 100% rebates on Acthar Gel Medicaid sales, based on then-current Acthar Gel pricing. The $260.0 million in payments consists of (i) a $15.0 million payment upon the 2020 Effective Date; (ii) a $15.0 million payment upon the first anniversary of the 2020 Effective Date; (iii) a $20.0 million payment upon each of the second and third anniversaries of the 2020 Effective Date; (iv) a $32.5 million payment upon each of the fourth and fifth anniversaries of the 2020 Effective Date; and (v) a $62.5 million payment upon the sixth and seventh anniversaries of the 2020 Effective Date. Also in connection with the Acthar Gel-Related Settlement, we entered into (a) separate settlement agreements with certain states, the Commonwealth of Puerto Rico, the District of Columbia and the above-noted relators, which further implement the Acthar Gel-Related Settlement, and (b) a five-year corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services in March 2022. As a result of these agreements, upon effectiveness of the Acthar Gel-Related Settlement in connection with the effectiveness of the 2020 Plan, the U.S. Government dropped its demand for approximately $640 million in retrospective Medicaid rebates for Acthar Gel and agreed to dismiss the FCA lawsuit in Boston and the EDPA FCA lawsuit. Similarly, state and territory Attorneys General also dropped related lawsuits. In turn, we dismissed our appeal of the U.S. District Court for the District of Columbia's adverse decision in the Medicaid lawsuit, which was filed in the U.S. Court of Appeals for the District of Columbia Circuit.
During the years ended December 31, 2025, and December 27, 2024, respectively, we made payments of $21.3 million and $21.4 million, inclusive of interest, related to our Acthar Gel Related Settlement and are required to make a $33.7 million payment, inclusive of interest, upon the four-year anniversary in 2026.
Other Matters
As of December 31, 2025, we had $30.4 million of unrecognized tax benefits, including interest and penalties. The timing of when the unrecognized tax benefits will be settled remains uncertain. For further information regarding unrecognized tax benefits, refer to Note 9 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information.
During the period December 31, 2022, through November 14, 2023 (Predecessor), we received $141.6 million of tax refunds as a result of provisions in the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.
We are exposed to interest rate risk on our variable-rate debt. On March 14, 2023, we entered into an interest rate cap agreement by converting a portion of our variable-rate debt to a fixed rate through the expiration date of the interest rate cap, which served to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement had a total notional value of $860.0 million with an upfront premium of $20.0 million and provides us with interest rate protection (i) for the period March 16, 2023, through July 19, 2023, to the extent that one-month London Interbank Offered Rate exceeded 4.65%, and (ii) for the period July 20, 2023, through March 26, 2026, to the extent that one-month SOFR exceeds 3.84%. The interest rate cap expired in accordance with its terms on March 26, 2026. Refer to Note 21 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for further information.
In general, we intend to fund capital expenditures with cash generated from operations.

Cash Flows
A summary of our cash flows from continuing operations is provided in the following table and described in further detail below:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Net cash from:
Operating activities - continuing operations	$125.0	$(48.0)	$73.4	$(187.6)
Investing activities - continuing operations	372.6	825.1	(1.3)	(13.0)
Financing activities - continuing operations	(1,178.6)	(846.4)	(102.2)	273.2
Operating Activities - Continuing Operations
Net cash provided by operating activities of $125.0 million for the year ended December 31, 2025, was attributable to a loss from continuing operations of $457.5 million, adjusted for non-cash items, including depreciation and amortization of $130.5 million, amortization of inventory fair value step-up from the Business Combination of $209.0 million, share-based compensation costs of $43.7 million, inventory provisions of $31.3 million, changes in fair value of contingent consideration of $14.3 million, and loss on divestiture of $5.9 million driven by the final working capital true up for the Therakos Divestiture, partially offset by changes in deferred income taxes of $54.2 million and the gain on debt extinguishment of $15.9 million. Net cash provided by operating activities was also impacted by a change in working capital, driven by a $187.4 million inflow related to a decrease in inventory, of which $183.8 million relates to the inventory step-up expenses as a result of fresh-start accounting in 2023, a $21.3 million outflow related to a decrease in the Acthar Gel-Related Settlement and a $24.5 million net inflow in income taxes.
Net cash used in operating activities of $48.0 million for the year ended December 27, 2024, was attributable to income from continuing operations of $344.3 million, adjusted for non-cash items of $506.5 million driven by the gain on Therakos Divestiture of $754.4 million and partially offset by a decrease in deferred income taxes of $136.7 million, depreciation and amortization of $73.6 million, the loss on debt extinguishment, net of $19.7 million, inventory provisions of $8.5 million, and changes in fair value of contingent consideration of $2.8 million. The change in working capital was driven by a $210.9 million inflow related to a decrease in inventory, of which $250.9 million relates to the inventory step-up expenses as a result of fresh-start accounting in 2023, partially offset by a $46.0 million net outflow in income taxes, a $8.6 million outflow related to a decrease in accounts payable, a $21.4 million outflow related to a decrease in the Acthar Gel-Related Settlement, and a $21.4 million outflow related to a decrease in accrued consulting fees.
Net cash provided by operating activities of $73.4 million for the period November 15, 2023, through December 29, 2023 (Successor), was attributable to a loss from continuing operations of $39.0 million, adjusted for non-cash items of $22.5 million, driven by depreciation and amortization of $15.3 million, inventory provisions of $2.4 million, non-cash impairment charges of $3.8 million, and other non-cash items of $5.5 million, partially offset by deferred income taxes of $3.5 million and non-cash amortization expense on our debt obligation of $0.7 million. The change in working capital was primarily driven by an $21.3 million cash inflow related to a decrease in accounts receivable, a $36.1 million cash inflow related to a decrease in inventories, which includes $40.5 million related to the inventory step-up expenses as a result of fresh-start accounting in 2023, a $33.4 million cash inflow related to an increase in other net working capital, and a $7.6 million cash inflow related to an increase in accounts payable, partially offset by $6.8 million cash outflow related to a decrease in accrued consulting fees.
Net cash used in operating activities of $187.6 million for the period December 31, 2022, through November 14, 2023, (Predecessor), was attributable to a loss from continuing operations of $2,086.4 million, adjusted for non-cash items of $1,686.5 million, driven by reorganization items, net, of $1,477.5 million, depreciation and amortization of $457.8 million, non-cash impairment charges of $94.1 million, non-cash accretion expense of $80.0 million, inventory provisions of $9.6 million, other non-cash items of $8.2 million and share-based compensation of $8.6 million, partially offset by deferred income taxes of $442.1 million and changes in fair value of contingent consideration of $7.2 million. The change in working capital, was primarily driven by a $101.9 million net cash outflow in other working capital and a $13.9 million cash outflow related to a decrease in accounts payable, partially offset by a $169.3 million cash inflow related to an increase in income taxes payable, a $111.7 million net cash inflow related to a decrease in inventories of which $30.1 million relates to the fresh-start inventory step-up expenses as a result of fresh-start accounting in 2023 and a $37.7 million cash inflow related to a decrease in accounts receivable, net.

Investing Activities - Continuing Operations
Net cash provided by investing activities was $372.6 million for the year ended December 31, 2025, primarily driven by a net inflow related to unrestricted and restricted cash of $333.4 million and $93.4 million, respectively, acquired in the Business Combination, partially offset by capital expenditures of $50.4 and the payment of $6.2 million for the final working capital settlement related to the Therakos Divestiture.
Net cash provided by investing activities was $825.1 million for the year ended December 27, 2024, primarily driven by $876.2 million of proceeds related to the Therakos Divestiture partially offset by $54.8 million in capital expenditures.
Net cash used in investing activities was $1.3 million for the period November 15, 2023, through December 29, 2023 (Successor), primarily driven by $2.2 million in capital expenditures.
Net cash used in investing activities was $13.0 million for the period December 31, 2022, through November 14, 2023 (Predecessor), primarily driven by $14.2 million in capital expenditures.
Financing Activities - Continuing Operations
Net cash used in financing activities was $1,178.6 million for the year ended December 31, 2025, driven primarily by $873.2 million of debt repayments and related makewhole premiums of $24.3 million, $244.8 million divested cash from the Separation and a $30.0 million payment in connection with the CVR Termination Agreement.
Net cash used in financing activities was $846.4 million for the year ended December 27, 2024, driven primarily by debt repayments, including a $775.5 million mandatory repayment of debt principal on our Takeback Term Loans and Takeback Notes and related makewhole premium payment of $63.7 million as a result of the receipt of proceeds from the Therakos Divestiture.
Net cash used in financing activities was $102.2 million for the period November 15, 2023, through December 29, 2023 (Successor), entirely driven by debt repayments, including a $100.0 million payment to repay in full our receivables securitization financing facility.
Net cash provided by financing activities was $273.2 million for the period December 31, 2022, through November 14, 2023 (Predecessor), primarily attributable to proceeds from the issuance of $380.0 million of debt driven by the issuance of $250.0 million from the debtor-in-possession financing coupled with the draw on our receivables financing facility of $130.0 million. This was partially offset by $102.6 million in debt repayments driven by the $50.6 million cash sweep prior to our emergence from the 2020 Bankruptcy Proceedings, $30.0 million repayment on our receivables financing facility and $22.0 million repayment on our variable-rate term loans. We also incurred $4.1 million of debt issuance costs associated with our receivables financing facility.
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
Capitalization
On July 31, 2025, prior to the completion of the Business Combination, we adopted new Articles of Association, which among other things, provided that the authorized share capital of our company was $10,000,000 and €25,000, divided into 500,000,000 ordinary shares, par value $0.01 per share, 500,000,000 preferred shares, par value $0.01 per share, and 25,000 ordinary A shares, par value €1.00 per share. The preferred shares may be issued with such rights as the Board may determine.
On July 31, 2025, pursuant to the terms of the Transaction Agreement, at the effective time of the Business Combination (“Merger Effective Time”), each share of common stock of Endo issued and outstanding as of immediately prior to the Merger Effective Time, other than the shares of Endo common stock owned by Endo, us, Merger Sub, or any of our or their respective subsidiaries, was cancelled and converted into the right to receive 0.2575 of an ordinary share and approximately $1.31 in cash, without interest and subject to applicable withholding. Former holders of Endo common stock received cash in lieu of any fractional ordinary shares they would otherwise have been entitled to receive. The issuance of ordinary shares in connection with the Business Combination was registered under the Securities Act, pursuant to our registration statement on Form S-4 filed with the SEC on April 23, 2025, as amended.
Endo’s common stock outstanding immediately prior to the Business Combination was 76,313,462 shares, which resulted in the issuance of 19,650,663 ordinary shares to former holders of Endo common stock.
On October 8, 2025, our shareholders approved an ordinary resolution to subdivide and increase our authorized share capital to $3,005.0 million and €25,000 divided into 500 million ordinary shares of $0.01 each, 3 trillion preferred shares of $0.001 each (“Preferred Shares”) and 25,000 ordinary A shares of €1.00 each. On October 10, 2025, we declared the issuance of 45,564 Preferred Shares for each outstanding ordinary share to our shareholders of record as of the close of business on October 8, 2025. Under the Irish law, the preferred shares were credited as paid up pursuant to a capitalization of a merger reserve account.

On November 10, 2025, at 12:01 a.m. (Eastern Time in the United States), we completed the Separation, which was implemented by way of a Redemption of all of our issued and outstanding Preferred Shares, upon which the Preferred Shares were automatically cancelled and as such are no longer outstanding. In connection with the Redemption and pursuant to Irish law, we allocated the right to receive 39,421,398 shares of Par Health Common Stock to certain holders of record of Preferred Shares as of October 27, 2025. Refer to Note 17 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information on the Redemption.
Shareholders' equity was $2,065.2 million as of December 31, 2025, compared to $1,645.8 million as of December 27, 2024. The increase in shareholders' equity during the year ended December 31, 2025 is primarily attributed to ordinary shares issued in connection with the Business Combination of $1,778.4 million, partially offset by the distribution of Par Health’s net assets in connection with the Separation of $879.7 million, coupled with net loss of $489.5 million and $30.0 million related to the CVR Termination Agreement.
Dividends
Historically, we have not made any cash dividend payments and we do not currently intend to pay dividends in the foreseeable future.
Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including governmental investigations, environmental matters, product liability matters, patent infringement claims, antitrust matters, securities class action lawsuits, personal injury claims, employment disputes, contractual and other commercial disputes, and other legal proceedings, sometimes in the ordinary course of business. Although it is not feasible to predict the outcome of these matters, we believe, unless otherwise indicated, given the information currently available, that the ultimate resolution of any particular matter, or matters that have the same legal or factual issues, would not have a material adverse effect on our financial condition, results of operations, and cash flows.
For further information regarding our material pending legal proceedings, refer to Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
Guarantees
In disposing of assets or businesses, we have from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. As of December 31, 2025, we believe the likelihood of payment is remote and the fair value of such guarantees is not material. These representations, warranties and indemnities are discussed in Note 19 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
Off-Balance Sheet Arrangements
As of December 31, 2025, we had various letters of credit, guarantees, and surety bonds totaling $132.3 million, including approximately $37.9 million related to Par Health. In connection with the Separation, we and Par Health entered into agreements pursuant to which each party is required to use commercially reasonable efforts to cause the removal of the other party and its respective subsidiaries as guarantor of, or obligor for, certain indebtedness and other obligations following the separation. To the extent we cannot be released from any such guarantee or obligation, Par Health is required to indemnify us for any losses, costs, or exposure arising from such guarantee. Certain of these guarantees require that we maintain cash collateral, which is classified as restricted cash and is included in Prepaid expenses and other current assets and Other assets on our consolidated balance sheets. There are no off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.
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

Revenue Recognition
Product Sales Revenue
We sell our products through independent channels which are considered our customers, including direct to retail pharmacies, direct to hospitals and other institutions and through distributors. We also enter into arrangements with health care providers and payers, wholesalers, government agencies, institutions, managed care organizations and GPOs to establish contract pricing for certain products that provide for government (Medicare and Medicaid) and/or privately-negotiated (Managed Care) rebates, sales incentives, chargebacks, distribution service agreements fees, fees for services and administration fees and discounts with respect to the purchase of our products.
Reserve for Variable Considerations
Product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. These reserves result from estimated government (Medicare and Medicaid) and/or privately-negotiated (Managed Care) rebates, sales incentives, chargebacks, distribution service agreements fees, fees for services and administration fees and discounts that are offered within contracts between the Company and our customers and health care providers and payers, government agencies, institutions, managed care organizations and group purchasing organizations health care providers and payers relating to the sale of our products. These reserves are based on the expected value. These estimates take into consideration a range of possible outcomes for relevant factors such as our historical experience, estimated future trends, estimated customer inventory levels, contractual agreements, and the level of utilization of our products. Overall, these reserves reflect our best estimate of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained (reduced) and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We adjust reserves for chargebacks, government (Medicare and Medicaid) rebates, privately negotiated (Managed Care) rebates, product returns and other sales deductions to reflect differences between estimated and actual experience either on a monthly or quarterly basis (dependent on the deduction type). Such adjustments impact the amount of net sales recognized in the period of adjustment.
The following table reflects activity in our sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 29, 2023	$94.6	$3.3	$0.1	$98.0
Provisions	176.8	8.9	0.6	186.3
Payments or credits	(206.4)	(8.0)	(0.6)	(215.0)
Balance as of December 27, 2024	$65.0	$4.2	$0.1	$69.3
Acquisitions	117.3	36.0	2.0	155.3
Provisions	492.9	18.5	9.5	520.9
Payments or credits	(440.8)	(10.4)	(9.8)	(461.0)
Balance as of December 31, 2025	$234.4	$48.3	$1.8	$284.5
Provisions presented in the table above are recorded as reductions to net sales. As of December 31, 2025, a five percent change in our sales reserve accounts would have led to an approximately $14.2 million impact on our loss from continuing operations before income taxes. For our disaggregation of net sales by product family, refer to Note 22 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
Total provisions for the years ended December 31, 2025, and December 27, 2024, were $520.9 million and $186.3 million, respectively. The increase of $334.6 million was driven primarily by the inclusion of gross-to-net provisions for products obtained through the Business Combination of $236.7 million coupled with an increase of $97.9 million primarily as a result of an increase in Acthar Gel net sales.
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
Intangible Assets
Our intangible assets include developed technology. Intangible assets acquired in a business combination are recorded at fair value, while intangible assets acquired in other transactions are recorded at cost. Intangible assets with finite useful lives are amortized according to the pattern in which the economic benefit of the asset is used up over their estimated useful lives. We assess the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. When a triggering event occurs, we evaluate potential impairment of finite-lived intangible assets by first comparing undiscounted cash flows associated with the asset, or the asset group they are a part of, to its carrying value. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the assets, or asset group, with their carrying value. The fair value of the intangible asset, or asset group, is estimated using an income approach. If the fair value is less than the carrying value of the intangible asset, or asset group, the amount recognized for impairment is equal to the difference between the carrying value of the asset and the fair value of the asset. We annually test indefinite-lived intangible assets for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable by either a qualitative or income approach. We compare the fair value of the assets with their carrying value and record an impairment when the carrying value exceeds the fair value. Changes in economic and operating conditions impacting these assumptions could result in intangible asset impairment in future periods.
During the fourth quarter 2025, notification of changes in third-party reimbursement coding constituted a triggering event requiring us to evaluate the recoverability of a developed technology intangible asset with a carrying value of $173.8 million as of December 31, 2025. We evaluated the recoverability of the asset by comparing the carrying value to the sum of the associated undiscounted future cash flows. Based on this analysis, we concluded that the carrying value was recoverable, and no impairment charge was recorded. While the asset was determined to be recoverable, the excess of projected undiscounted cash flows over its carrying value was limited. As a result, adverse changes in key assumptions, including future demand, pricing or operating costs, could result in future impairment charges that may be material to our results of operations.
As part of our strategic planning process, we periodically evaluate alternatives to enhance shareholder value, including the potential sale of certain assets or businesses. No assets met the criteria for held for sale reporting as of December 31, 2025; however, we are currently pursuing the potential divestiture of the Percocet business. While no assurance can be given that a transaction will be completed, or as to the timing or terms of any such transaction, these strategic initiatives may represent changes in circumstances that could impact the estimated fair values of the related assets. If the estimated fair value of these assets is less than their carrying value, we may be required to record an impairment charge in the future. Any such charge could be material and could adversely affect our results of operations and financial condition.
For more information on our intangible impairment analyses and the results thereof, refer to Note 14 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
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
Certain asset acquisitions or license agreements may not meet the criteria for a business combination. We account for these transactions as an asset acquisition and recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity. Any initial up-front payments incurred in connection with the acquisition or licensing of our in-process research and development (“IPR&D”) product candidates that do not meet the definition of a business are treated as research and development expense.

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
Contingencies
We are involved, either as a plaintiff or a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, government investigations, product liability matters, patent infringement claims, antitrust matters, securities class action lawsuits, personal injury claims, employment disputes, contractual and other commercial disputes, and other legal proceedings, as further discussed in Note 20 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report. Accruals recorded for various contingencies, including legal proceedings, self-insurance and other claims, are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel, internal and/or external technical consultants and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are reevaluated each accounting period as additional information becomes available. When we are initially unable to develop a best estimate of loss, we record the minimum amount of loss, which could be zero. As information becomes known, additional loss provisions are recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. We record receivables from third-party insurers up to the amount of the related liability when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers. Receivables are not netted against the related liabilities for financial statement presentation.
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

Recently Issued Accounting Standards
See Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report for a discussion regarding recently issued accounting standards.
Quarterly Information
As a result of the retrospective changes associated with the Separation, which is reflected as discontinued operations for all periods presented, the following table sets forth selected consolidated quarterly financial information that reflects these presentation changes.

	Three Months Ended (Unaudited)
Dollars and shares in millions, except per share amounts	December 31, 2025	September 26, 2025	June 27, 2025	March 28, 2025
Net sales	$543.0	$416.1	$264.3	$207.2
Gross profit	$207.6	$172.4	$150.7	$112.1
Loss from continuing operations	$(109.8)	$(241.9)	$(30.5)	$(75.3)
(Loss) income from discontinued operations, net of tax	$(63.3)	$(49.2)	$32.9	$47.6
Net (loss) income	$(173.1)	$(291.1)	$2.4	$(27.7)

Basic (loss) income per share:
Basic loss from continuing operations	$(2.78)	$(7.49)	$(1.55)	$(3.82)
Basic (loss) income from discontinued operations, net of tax	(1.60)	(1.52)	1.67	2.42
Net (loss) income	$(4.38)	$(9.01)	$0.12	$(1.40)
Basic weighted-average shares outstanding	39.5	32.3	19.7	19.7

Diluted (loss) income per share:
Diluted loss from continuing operations	$(2.78)	$(7.49)	$(1.55)	$(3.82)
Diluted (loss) income from discontinued operations, net of tax	(1.60)	(1.52)	1.67	2.42
Net (loss) income	$(4.38)	$(9.01)	$0.12	$(1.40)
Diluted weighted average shares outstanding	39.5	32.3	19.7	19.7

	Three Months Ended (Unaudited)
Dollars and shares in millions, except per share amounts	December 27, 2024	September 27, 2024	June 28, 2024	March 29, 2024
Net sales	$265.6	$285.9	$274.5	$257.4
Gross profit	$160.0	$148.7	$117.4	$113.2
Income (loss) from continuing operations	$566.4	$(62.4)	$(74.8)	$(84.9)
Income from discontinued operations, net of tax	$46.4	$36.2	$31.5	$19.5
Net income (loss)	$612.8	$(26.2)	$(43.3)	$(65.4)

Basic income (loss) per share:
Basic income (loss) from continuing operations	$28.75	$(3.17)	$(3.80)	$(4.31)
Basic income from discontinued operations, net of tax	2.36	1.84	1.60	0.99
Net income (loss)	$31.11	$(1.33)	$(2.20)	$(3.32)
Basic weighted-average shares outstanding	19.7	19.7	19.7	19.7

Diluted income (loss) per share:
Diluted income (loss) from continuing operations	$28.61	$(3.17)	$(3.80)	$(4.31)
Diluted income from discontinued operations, net of tax	2.34	1.84	1.60	0.99
Net income (loss)	$30.95	$(1.33)	$(2.20)	$(3.32)
Diluted weighted average shares outstanding	19.8	19.7	19.7	19.7

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on SOFR plus a margin. As of December 31, 2025, our outstanding debt included $1,481.3 million of variable-rate debt on our senior secured term loans. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, annual interest expense on existing variable-rate debt would be expected to increase by approximately $13.6 million.
The remaining outstanding debt as of December 31, 2025, is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.
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
The consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $0.5 million as of December 31, 2025, with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

Item 8.	Financial Statements and Supplementary Data.

Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238).	76
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34).	78
Consolidated Statements of Operations for the fiscal year ended December 31, 2025 (Successor), the fiscal year ended December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), and the period from December 31, 2022 through November 14, 2023 (Predecessor).	79
Consolidated Statements of Comprehensive Operations for the fiscal year ended December 31, 2025 (Successor), the fiscal year ended December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), and the period from December 31, 2022 through November 14, 2023 (Predecessor).	80
Consolidated Balance Sheets as of December 31, 2025 and December 27, 2024.	81
Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2025 (Successor), the fiscal year ended December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), and the period from December 31, 2022 through November 14, 2023 (Predecessor).	82
Consolidated Statement of Changes in Shareholders' Equity for the fiscal year ended December 31, 2025 (Successor), the fiscal year ended December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), and the period from December 31, 2022 through November 14, 2023 (Predecessor).	84
Notes to Consolidated Financial Statements.	85

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Keenova Therapeutics plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keenova Therapeutics plc and its subsidiaries (the "Company") as of December 31, 2025 and December 27, 2024, and the related consolidated statements of operations, of comprehensive operations, of changes in shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 27, 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Endo, Inc. – Valuation of Certain Developed Technology Intangible Assets
As described in Note 5 to the consolidated financial statements, on July 31, 2025, the Company completed the business combination of Endo, Inc. for total consideration transferred of $1,884.5 million. Of the acquired intangible assets, $2,226.7 million of developed technology intangible assets were recorded. A majority of the acquired intangible assets related to certain developed technology intangible assets. The fair value of the developed technology assets was determined by management using the excess earnings method, which involves the use of assumptions including future sales, cost of sales, operating expenses, and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of certain developed technology intangible assets acquired in the acquisition of Endo, Inc. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain developed technology intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future sales, cost of sales, operating expenses, and discount rates, as applicable to the certain developed technology intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the transaction agreement; (ii) testing management’s process for developing the fair value estimate of certain developed technology intangible assets acquired; (iii) evaluating the appropriateness of the excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to future sales, cost of sales, operating expenses, and discount rates, as applicable to the certain developed technology intangible assets. Evaluating management’s assumptions related to future sales, cost of sales, and operating expenses, as applicable to the certain developed technology intangible assets, involved considering (i) the current and past performance of the Endo, Inc. business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings method and (ii) the reasonableness of the discount rate assumption, as applicable to the certain developed technology intangible assets.
Certain Rebate Reserves – Medicare, Medicaid and Managed Care
As described in Notes 4 and 7 to the consolidated financial statements, product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. These reserves result from estimated government (Medicare and Medicaid) and/or privately negotiated (Managed Care) rebates. These reserves are based on the expected value method. These estimates take into consideration relevant factors such as the Company's historical experience, estimated future trends, estimated customer inventory levels, contractual agreements, and the level of utilization of the Company's products. Management adjusts these reserves to reflect differences between estimated and actual experience. The accrued rebates reserve balance related to Medicare, Medicaid and Managed Care was $155.9 million as of December 31, 2025, of which a majority relates to certain Medicare, Medicaid and Managed Care rebate reserves.
The principal considerations for our determination that performing procedures relating to certain rebate reserves for Medicare, Medicaid and Managed Care is a critical audit matter are (i) the significant judgment by management when developing the estimate of certain rebate reserves for Medicare, Medicaid and Managed Care and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to historical experience and the level of utilization of the Company's products.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) developing an independent estimate of certain rebate reserves for Medicare, Medicaid and Managed Care by utilizing third-party information on the level of utilization of the Company’s products, price of the Company’s products, the terms of the contractual agreements, and the historical experience of actual rebate claims paid; (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate; and (iii) testing, on a sample basis, certain rebate claims paid by the Company for Medicare, Medicaid and Managed Care, including evaluating those claims for consistency with the terms of the contractual agreements.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 15, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Keenova Therapeutics plc
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive operations, changes in shareholders' equity, and cash flows for the period from November 15, 2023 through December 29, 2023 (Successor Company operations) and for the period from December 31, 2022 through November 14, 2023 (Predecessor Company operations) of Keenova Therapeutics plc (formerly known as Mallinckrodt plc) (the “Company”), and the related notes (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from November 15, 2023 through December 29, 2023, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from December 31, 2022 through November 14, 2023, in conformity with accounting principles generally accepted in the United States of America.
Fresh-Start Accounting
As discussed in Note 2 to the financial statements, on October 10, 2023, and November 10, 2023, the United States Bankruptcy Court for the District of Delaware and the High Court of Ireland, respectively, entered an order confirming the plan of reorganization and the scheme of arrangement, respectively, related to the 2023 bankruptcy proceedings, which became effective on November 14, 2023. Accordingly, the accompanying financial statements have been prepared in conformity with FASB Accounting Standard Codification (ASC) Topic 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3 to the financial statements.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
St. Louis, Missouri
March 26, 2024, except for Note 22, as to which the date is March 12, 2025, and except for Note 6, as to which the date is April 15, 2026

We began serving as the Company's auditor in 2011. In 2024 we became the predecessor auditor.

KEENOVA THERAPEUTICS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Net sales	$1,430.6	$1,083.4	$139.8	$949.2
Cost of sales	787.8	544.1	84.9	847.3
Gross profit	642.8	539.3	54.9	101.9
Selling, general and administrative expenses	761.3	461.5	56.0	365.6
Combination, integration, and other related expenses	141.2	—	—	—
Research and development expenses	90.7	89.3	11.8	74.5
Restructuring (credits) charges, net	(2.2)	10.5	—	0.9
Non-restructuring impairment charges	—	—	2.6	50.1
Liabilities management and separation costs	—	43.9	1.4	152.8
Operating loss	(348.2)	(65.9)	(16.9)	(542.0)
Interest expense	(168.8)	(227.8)	(28.3)	(410.7)
Interest income	19.6	23.1	0.4	11.2
(Loss) gain on divestiture (Note 6)	(5.9)	754.4	—	—
Gain (loss) on debt extinguishment, net	15.9	(19.7)	—	—
Other income (expense), net	6.1	(6.5)	5.4	(6.7)
Reorganization items, net	—	—	(3.5)	(1,539.2)
(Loss) income from continuing operations before income taxes	(481.3)	457.6	(42.9)	(2,487.4)
Income tax (benefit) expense	(23.8)	113.3	(3.9)	(401.0)
(Loss) income from continuing operations	(457.5)	344.3	(39.0)	(2,086.4)
(Loss) income from discontinued operations, net of tax	(32.0)	133.6	0.8	455.1
Net (loss) income	$(489.5)	$477.9	$(38.2)	$(1,631.3)

Basic (loss) income per share (Note 10):
(Loss) income from continuing operations	$(16.35)	$17.48	$(1.98)	$(157.00)
(Loss) income from discontinued operations, net of tax	(1.14)	6.78	0.04	34.24
Net (loss) income	$(17.50)	$24.26	$(1.94)	$(122.75)
Basic weighted-average shares outstanding	28.0	19.7	19.7	13.3

Diluted (loss) income per share (Note 10):
(Loss) income from continuing operations	$(16.35)	$17.41	$(1.98)	$(157.00)
(Loss) income from discontinued operations, net of tax	(1.14)	6.76	0.04	34.24
Net (loss) income	$(17.50)	$24.17	$(1.94)	$(122.75)
Diluted weighted-average shares outstanding	28.0	19.8	19.7	13.3
The accompanying notes are an integral part of these consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in millions)

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Net (loss) income	$(489.5)	$477.9	$(38.2)	$(1,631.3)
Other comprehensive income (loss), net of tax
Currency translation adjustments	3.3	(7.5)	5.2	(5.3)
Derivatives	—	—	—	5.7
Benefit plans	0.7	10.0	(1.6)	(0.8)
Total other comprehensive income (loss), net of tax	4.0	2.5	3.6	(0.4)
Comprehensive (loss) income	$(485.5)	$480.4	$(34.6)	$(1,631.7)

The accompanying notes are an integral part of these consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2025	December 27, 2024
Assets
Current Assets:
Cash and cash equivalents	$812.8	$319.0
Accounts receivable, less allowance for doubtful accounts of $1.1 and $2.6	299.1	121.3
Inventories	553.5	313.9
Prepaid expenses and other current assets	254.9	164.4
Current assets of disposed business	—	608.1
Total current assets	1,920.3	1,526.7
Property, plant and equipment, net	185.4	117.2
Goodwill	31.8	—
Intangible assets, net	2,229.6	171.7
Deferred income taxes	654.8	567.1
Other assets	606.7	175.6
Long-term assets of disposed business	—	744.3
Total Assets	$5,628.6	$3,302.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$15.0	$3.9
Accounts payable	77.9	32.7
Accrued payroll and payroll-related costs	120.7	75.4
Accrued interest	18.0	9.2
Acthar Gel-Related Settlement liability	33.7	21.3
Accrued rebates and returns	241.0	65.4
Accrued and other current liabilities	165.8	90.4
Current liabilities of disposed business	—	133.2
Total current liabilities	672.1	431.5
Long-term debt	2,532.3	909.5
Acthar Gel-Related Settlement liability	112.1	126.5
Deferred income taxes	115.6	—
Other income tax liabilities	18.8	25.7
Other liabilities	112.5	51.0
Long-term liabilities of disposed business	—	112.6
Total Liabilities	3,563.4	1,656.8
Commitments and contingencies (Note 20)
Shareholders' Equity:
Preferred Shares, $0.001 par value, 3,000,000,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 25,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.01 par value; 500,000,000 shares authorized; issued and outstanding: 39,543,990 in 2025 and 19,696,335 in 2024	0.4	0.2
Additional paid-in capital	2,115.5	1,199.8
Accumulated other comprehensive (loss) income	1.0	6.1
(Accumulated deficit) retained earnings	(51.7)	439.7
Total Shareholders' Equity	2,065.2	1,645.8
Total Liabilities and Shareholders' Equity	$5,628.6	$3,302.6

The accompanying notes are an integral part of these consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Cash Flows From Operating Activities - Continuing Operations:
(Loss) income from continuing operations	$(457.5)	$344.3	$(39.0)	$(2,086.4)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	130.5	73.6	15.3	457.8
Share-based compensation	43.7	6.7	—	8.6
Deferred income taxes	(54.2)	136.7	(3.5)	(442.1)
Non-cash impairment charges	—	—	3.8	94.1
Loss (gain) on divestiture (Note 6)	5.9	(754.4)	—	—
Loss (gain) on debt extinguishment (Note 15)	(15.9)	19.7	—	—
Inventory step-up amortization from acquisitions	209.0	—	—	—
Inventory provisions	31.3	8.5	2.4	9.6
Fair value adjustment in contingent consideration liabilities	14.3	2.8	(0.3)	(7.2)
Reorganization items, net	—	—	—	1,477.5
Non-cash (amortization) accretion expense	4.1	(4.3)	(0.7)	80.0
Other non-cash items	16.8	4.2	5.5	8.2
Changes in assets and liabilities:
Accounts receivable, net	(16.3)	1.2	21.3	37.7
Inventories	187.4	210.9	36.1	111.7
Accounts payable	—	(8.6)	7.6	(13.9)
Accrued consulting fees	0.1	(21.4)	(6.8)	25.9
Income taxes	24.5	(46.0)	(1.7)	169.3
Acthar Gel-Related Litigation Settlement liability	(21.3)	(21.4)	—	(16.5)
Other	22.6	(0.5)	33.4	(101.9)
Net cash provided by (used in) operating activities - continuing operations	$125.0	$(48.0)	$73.4	$(187.6)
Cash Flows From Investing Activities - Continuing Operations:
Capital expenditures	$(50.4)	$(54.8)	$(2.2)	$(14.2)
Receipts of unrestricted cash, net of payments related to the Business Combination (Note 5)	333.4	—	—	—
Receipts of restricted cash related to the Business Combination (Note 5)	93.4	—	—	—
(Payments) proceeds from divestiture, net of divested cash (Note 6)	(6.2)	876.2	—	—
Other	2.4	3.7	0.9	1.2
Net cash provided by (used in) investing activities - continuing operations	$372.6	$825.1	$(1.3)	$(13.0)
Cash Flows From Financing Activities - Continuing Operations:
Issuance of external debt	$—	$—	$—	$380.0
Repayment of external debt	(873.2)	(782.1)	(102.2)	(102.6)
Divested cash from spin of Par Health	(244.8)	—	—	—
Makewhole premium (Note 15)	(24.3)	(63.7)	—	—
Debt financing costs	—	—	—	(4.1)
Settlement of Opioid Contingent Value Rights	(30.0)	—	—	—
Other	(6.3)	(0.6)	—	(0.1)
Net cash (used in) provided by financing activities - continuing operations	$(1,178.6)	$(846.4)	$(102.2)	$273.2
Discontinued Operations:
Net cash provided by (used in) operating activities - discontinued operations	$67.5	$208.7	$105.0	$(224.5)
Net cash used in investing activities - discontinued operations	(39.1)	(34.6)	(6.3)	(39.7)
Net cash provided by financing activities - discontinued operations	1,159.9	—	—	—
Net cash provided by (used in) discontinued operations	$1,188.3	$174.1	$98.7	$(264.2)
Effect of currency rate changes on cash	1.0	(2.5)	1.4	(1.7)
Net change in cash, cash equivalents and restricted cash	$508.3	$102.3	$70.0	$(193.3)
Cash, cash equivalents and restricted cash at beginning of period	445.7	343.4	273.4	466.7
Cash, cash equivalents and restricted cash at end of period	$954.0	$445.7	$343.4	$273.4

KEENOVA THERAPEUTICS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023

Cash and cash equivalents at end of period	$812.8	$382.6	$262.7	$186.7
Restricted cash included in prepaid expenses and other assets at end of period (Note 21)	111.4	21.5	40.8	47.0
Restricted cash included in other long-term assets at end of period (Note 21)	29.8	41.6	39.9	39.7
Cash, cash equivalents and restricted cash at end of period	$954.0	$445.7	$343.4	$273.4
Less: Cash and cash equivalents at end of period - discontinued operations	$—	$63.6	$29.5	$24.3
Less: Restricted cash included in other long-term assets at end of period - discontinued operations	—	13.8	13.8	13.7
Cash, cash equivalents and restricted cash at end of period - continuing operations	$954.0	$368.3	$300.1	$235.4
Cash and cash equivalents at end of period - continuing operations	$812.8	$319.0	$233.2	$162.4
Restricted cash included in prepaid expenses and other assets at end of period - continuing operations	111.4	21.5	40.8	47.0
Restricted cash included in other long-term assets at end of period - continuing operations	29.8	27.8	26.1	26.0
Cash, cash equivalents and restricted cash at end of period - continuing operations	$954.0	$368.3	$300.1	$235.4

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$170.0	$232.0	$9.0	$316.8

The accompanying notes are an integral part of these consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Par Value	Number	Amount
Balance as of December 30, 2022 (Predecessor)	13.2	$0.1	—	$—	—	$—	$2,191.0	$(588.2)	$10.8	$1,613.7
Net loss	—	—	—	—	—	—	—	(1,631.3)	—	(1,631.3)
Other comprehensive loss	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation	—	—	—	—	—	—	8.9	—	—	8.9
Vesting of restricted shares	0.3	—	—	—	0.1	(0.1)	—	—	—	(0.1)
Cancellation of Predecessor equity	(13.5)	(0.1)	—	—	(0.1)	0.1	(2,199.9)	2,219.5	(10.4)	9.2
Issuance of common stock	19.7	0.2	—	—	—	—	1,169.5	—	—	1,169.7
Issuance of Opioid Contingent Value Rights	—	—	—	—	—	—	25.1	—	—	25.1
Balance as of November 14, 2023 (Predecessor)	19.7	$0.2	—	$—	—	$—	$1,194.6	$—	$—	$1,194.8
Net loss	—	—	—	—	—	—	—	(38.2)	—	(38.2)
Other comprehensive income	—	—	—	—	—	—	—	—	3.6	3.6

Balance as of December 29, 2023 (Successor)	19.7	$0.2	—	$—	—	$—	$1,194.6	$(38.2)	$3.6	$1,160.2
Net income	—	—	—	—	—	—	—	477.9	—	477.9
Other comprehensive income	—	—	—	—	—	—	—	—	2.5	2.5
Share-based compensation	—	—	—	—	—	—	5.2	—	—	5.2
Balance as of December 27, 2024 (Successor)	19.7	$0.2	—	$—	—	$—	$1,199.8	$439.7	$6.1	$1,645.8
Net loss	—	—	—	—	—	—	—	(489.5)	—	(489.5)
Other comprehensive income	—	—	—	—	—	—	—	—	4.0	4.0
Preferred share issuance	—	—	1,796,196.6	—	—	—	—	—	—	—
Divestiture of Par Health (1) (Note 6)	—	—	(1,796,196.6)	—	—	—	(870.6)	—	(9.1)	(879.7)
Settlement of Opioid Contingent Value Rights	—	—	—	—	—	—	(30.0)	—	—	(30.0)
Share-based compensation	—	—	—	—	—	—	44.8	—	—	44.8
Ordinary shares issued in Business Combination (Note 5)	19.6	0.2	—	—	—	—	1,778.2	—	—	1,778.4
Ordinary shares issued (Other)	—	—	—	—	—	—	0.7	—	—	0.7
Share cancellation	—	—	—	—	—	—	(0.8)	0.9		0.1
Pre-combination value of converted Endo awards (Note 5)	—	—	—	—	—	—	1.9	—	—	1.9
Vesting of restricted share units, net of tax withholdings	0.2	—	—	—	—	(1.9)	(8.5)	(0.9)	—	(11.3)
Treasury share cancellation	—	—	—	—	—	1.9	—	(1.9)	—	—
Balance as of December 31, 2025 (Successor)	39.5	$0.4	—	$—	—	$—	$2,115.5	$(51.7)	$1.0	$2,065.2
1.Includes certain amounts paid to non-qualified shareholders. Refer to Note 6 Divestitures for further detail.
 The accompanying notes are an integral part of these consolidated financial statements.

KEENOVA THERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share data and where indicated)

1.	Background and Basis of Presentation
Background
Keenova Therapeutics plc, formerly Mallinckrodt plc, and its consolidated subsidiaries (collectively, “Keenova” or “the Company”) is a leading U.S.-focused branded therapeutics company that strives to help patients with rare or unaddressed conditions live happier and healthier lives.
On July 31, 2025, the Company completed the business combination with Endo Inc. (which has since been converted to Endo LP, (“Endo”) (the “Business Combination”), which resulted in increased scale and enhanced capabilities to develop, manufacture and commercialize branded therapeutics, generic pharmaceuticals, and sterile injectables. The Company’s operating results for the year ended December 31, 2025 reflect the consolidated results of five months of operations following the closing of the Business Combination. On November 10, 2025, the Company completed the separation of its generic pharmaceuticals and sterile injectables businesses into an independent, private company named Par Health, Inc. (“Par Health”) (the “Separation”). As a result of the Separation, the Company’s operations are now centered on its branded therapeutics portfolio. Following the Separation, the results of Par Health are reported as discontinued operations. As a result of the Separation, the Company and its subsidiaries are no longer borrowers or guarantors under the Par Health Credit Agreement (as defined below). The Company also entered into certain agreements with Par Health, including a lease agreement, a manufacturing and supply agreement, and a transition services agreement to provide and receive certain services following the Separation. For additional information related to the Business Combination and the Separation, see Note 5 and Note 6, respectively. Separation‑related costs were recorded within liabilities management and separation costs.
As a result of the Business Combination, for the period from July 31, 2025, to November 10, 2025, the Company operated in three reportable segments: Specialty Brands, Generics, and Sterile Injectables. Following the Separation, the Company operates its business in one operating and reportable segment with a clear and focused strategy centered on its branded therapeutics. Keenova’s rare disease capabilities underpin its diversified brands portfolio, which is focused across a wide range of therapeutics areas of significant unmet need. These include rheumatology, ophthalmology, nephrology, neurology, pulmonology, orthopedics, urology, and neonatal respiratory critical care. For additional information relating to our single reportable segment, see Note 22.
The Company’s principal executive offices are located at College Business & Technology Park, Cruiserath, Blanchardstown, Dublin 15, Ireland, where certain manufacturing operations are also located. In addition, the Company has locations in the United States (“U.S.”), including manufacturing facilities in Horsham, Pennsylvania; Port Allen, Louisiana; Rye, New York; Cranbury, New Jersey; and Madison, Wisconsin, as well as office facilities in Bridgewater, New Jersey; Malvern, Pennsylvania; Hazelwood; Missouri; Washington, D.C.; and in Tokyo, Japan, among others. The Company also has seven regional service centers in the U.S.
Basis of Presentation
The consolidated financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation and all normal recurring adjustments necessary for a fair presentation have been included in the results reported. Unless otherwise indicated, all dollar amounts are presented in millions. Per-share amounts are presented in dollars. Certain prior period amounts have been reclassified to conform to current year presentation.
In the fourth quarter of fiscal year 2025, the Company approved a change in its fiscal year end from a 52-53-week year ending on the last Friday of December to a calendar year ending on December 31, 2025. As a result of this change, fiscal 2025 includes five additional operating days. Beginning with fiscal 2026, the Company’s fiscal year will correspond to the calendar year from January 1 through December 31.
The Company’s operating results for the year ended December 31, 2025, include five months of operations following the Business Combination. The results of Par Health are presented as discontinued operations. The divestiture of any product lines and businesses that do not meet the criteria for discontinued operations, such as the Therakos Divestiture, are reflected within continuing operations.
Use of Estimates
In preparing the Company’s Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of the impacts that certain global macroeconomic conditions, including, but not limited to, those related to inflation and supply chain, will have on the Company's operations and cash flows. The estimates and assumptions used by the Company affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of finite-lived intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants, reporting unit fair values for testing goodwill for impairment; acquisition-related contingent consideration liabilities; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; and the recognition of the fair value of assets and liabilities in connection with fresh start accounting and those acquired in a business combination or asset acquisition.
All estimates in these Consolidated Financial Statements are based on assumptions that management believes are reasonable. On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company's business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company's business, financial condition, cash flows and results of operations could be materially impacted.
The extent to which certain global macroeconomic conditions, including, but not limited to, those related to inflation and supply chain, may continue to impact the Company’s business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company’s control. The Company has assessed the possible effects and outcomes of these macroeconomic conditions on, among other things, its supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand and currently believes that its estimates are reasonable.
Adoption of Fresh-Start Accounting
Upon emergence from the 2023 Bankruptcy Proceedings, as defined below, on November 14, 2023, the Company adopted fresh-start accounting in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 852 - Reorganizations (“ASC 852”), and became a new entity for financial reporting purposes as of the 2023 Effective Date. References to "Successor" relate to the financial position as of December 31, 2025 and December 27, 2024 and results of operations of the reorganized Company subsequent to November 14, 2023, while references to “Predecessor” relate to the results of operations of the Company for the period December 31, 2022 through November 14, 2023. All emergence-related transactions related to the 2023 Effective Date were recorded as of November 14, 2023. Accordingly, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor. See Note 3 for further information.

2.	Emergence from Voluntary Reorganization
On August 28, 2023 (“2023 Petition Date”), the Company voluntarily initiated Chapter 11 proceedings (“2023 Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the U.S. Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On September 20, 2023, the directors of the Company initiated examinership proceedings with respect to Mallinckrodt plc by presenting a petition to the High Court of Ireland pursuant to Section 510(1)(b) of the Companies Act 2014 seeking the appointment of an examiner to Mallinckrodt plc. On October 10, 2023, the Bankruptcy Court entered an order confirming a plan of reorganization (“2023 Plan”). Subsequent to the Bankruptcy Court’s order confirming the 2023 Plan, the High Court of Ireland made an order confirming a scheme of arrangement on November 10, 2023, which is based on and consistent in all respects with the 2023 Plan (“2023 Scheme of Arrangement”). The 2023 Plan and the 2023 Scheme of Arrangement became effective on November 14, 2023, (“2023 Effective Date”), and the Company emerged from the 2023 Chapter 11 Cases and the Irish examinership proceedings (together, the “2023 Bankruptcy Proceedings”) on that date. See Note 3 for further information on the 2023 Plan and emergence from the 2023 Bankruptcy Proceedings.
During the pendency of the 2023 Bankruptcy Proceedings, the Company and each of the respective debtors and debtors in-possession in the 2023 Chapter 11 Cases (“2023 Debtors”) operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the 2023 Debtors were authorized to continue to operate as ongoing businesses and were allowed to pay all debts and honor all obligations arising in the ordinary course of their businesses after the 2023 Petition Date. However, the 2023 Debtors were not allowed to pay third-party claims or creditors on account of obligations arising before the 2023 Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.
Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the 2023 Debtors, as well as most litigation pending against the Company as of the 2023 Petition Date, were subject to an automatic stay. See “Plan of Reorganization” below for the distributions to creditors and interest holders.
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
•All other claims against the 2023 Debtors (with the exception of subordinated securities claims) were treated as unimpaired, including settlements under the Chapter 11 plan of reorganization for the 2020 Bankruptcy Proceedings (“2020 Plan”), with governmental entities regarding Acthar® Gel (repository corticotropin injection) (“Acthar Gel”), and the associated Corporate Integrity Agreement, and also trade liabilities; and
•All of the Company’s then-existing ordinary shares were cancelled for no consideration.
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
As described above, on November 10, 2025, in connection with the Separation, the Company entered into the CVR Termination Agreement (as defined below) to cancel the Opioid CVRs issued under the CVR Agreement and terminate the CVR Agreement in exchange for a payment by the Company of $35.0 million, resulting in an adjustment of the Opioid CVRs to fair value through additional-paid-in-capital of $4.9 million and the recognition of $5 million of expense during the year ended December 31, 2025, which is recorded within loss from discontinued operations. The CVR Termination Agreement also included customary representations and warranties and a waiver of certain claims.

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
Takeback Debt
On the 2023 Effective Date and pursuant to the 2023 Plan, Mallinckrodt International Finance S.A. (“MIFSA”) and Mallinckrodt CB LLC (“MCB” and, together with MIFSA, the “Issuers”), each of which is a subsidiary of the Company, (i) entered into a new senior secured first lien term loan facility with an aggregate principal amount of approximately $871.4 million (“Takeback Term Loans”), consisting of approximately $229.4 million of “first-out” Takeback Term Loans (“First-Out Takeback Term Loans”) and approximately $642.0 million of “second-out” Takeback Term Loans (“Second-Out Takeback Term Loans”) and (ii) issued approximately $778.6 million in aggregate principal amount of “second-out” 14.75% senior secured first lien notes due 2028

(“Takeback Notes” and, together with the Second-Out Takeback Term Loans, “Second-Out Takeback Debt” and, together with the Takeback Term Loans, “Takeback Debt”).
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
Each holder of an allowed claim related to the outstanding 10.00% first lien senior secured notes due 2025 issued by certain of the Company’s subsidiaries (“2025 First Lien Notes”) pursuant to the indenture, dated as of April 7, 2020, the outstanding 11.50% first lien senior secured notes due 2028 issued by certain of the Company’s subsidiaries (“2028 First Lien Notes” and, together with the 2025 First Lien Notes, the “First Lien Notes”) pursuant to the indenture, dated as of June 16, 2022, or the first lien senior secured term loans due 2027 borrowed by certain of the Company’s subsidiaries pursuant to the credit agreement, dated as of June 16, 2022, by and among the Company, certain of its subsidiaries and the lenders party thereto, Acquiom Agency Services LLC and Seaport Loan Products LLC, as co-administrative agents, and Deutsche Bank AG New York Branch, as collateral agent (“First Lien Term Loans” and, collectively with the First Lien Notes, the “First Lien Debt”), elected to receive such Takeback Debt either in the form of Second-Out Takeback Term Loans or Takeback Notes. See Note 15 for additional information.

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
Consolidated Balance Sheet
The four-column consolidated balance sheet as of the 2023 Effective Date included herein, applies effects of the 2023 Plan (reflected in the column “Reorganization Adjustments”) and fresh-start accounting (reflected in the column “Fresh-Start Adjustments”) to the carrying values and classifications of assets or liabilities. Upon adoption of fresh-start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor prior to the adoption of fresh-start accounting for periods ended on or prior to the 2023 Effective Date are not comparable to those of the Successor. The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions. The amounts reflected in the table have been retrospectively adjusted to reflect the separation of Par Health’s assets and liabilities as discontinued operations.

The four-column consolidated balance sheet as of November 14, 2023, is as follows:

	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
Assets
Current Assets:
Cash and cash equivalents	$289.8	$(127.3)	(a)	$—		$162.5
Accounts receivable, less allowance for doubtful accounts	156.2	—		—		156.2
Inventories	552.7	—		154.5	(o)	707.2
Prepaid expenses and other current assets	117.1	6.4	(b)	(0.7)	(p)	122.8
Current assets of disposed business	594.0	—		103.1	(aa)	697.1
Total current assets	1,709.8	(120.9)		256.9		1,845.8
Property, plant and equipment, net	233.6	—		(158.5)	(q)	75.1
Intangible assets, net	2,106.7	—		(1,745.6)	(r)	361.1
Deferred income taxes	—	457.9	(c)	261.0	(s)	718.9
Other assets	90.3	(2.4)	(d)	10.8	(t)	98.7
Long-term assets of disposed business	519.2	128.7	(aa)	69.4	(aa)	717.3
Total Assets	$4,659.6	$463.3		$(1,306.0)		$3,816.9

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$378.7	$(370.0)	(e)	$—		$8.7
Accounts payable	66.3	(19.4)	(f)	—		46.9
Accrued payroll and payroll-related costs	57.8	—		—		57.8
Accrued interest	32.2	(31.5)	(g)	—		0.7
Income taxes payable	2.7	—		—		2.7
Accrued and other current liabilities	144.8	31.6	(h)	1.2	(u)	177.6
Acthar Gel-Related Settlement	—	21.4	(i)	—		21.4
Current liabilities of disposed business	128.0	—		(1.3)	(aa)	126.7
Total current liabilities	810.5	(367.9)		(0.1)		442.5
Long-term debt	—	1,858.9	(e)	—		1,858.9
Pension and postretirement benefits	2.4	—		—		2.4
Deferred income taxes	1.3	—		(1.3)	(v)	—
Other income tax liabilities	19.6	—		—		19.6
Other liabilities	29.0	7.5	(j)	24.1	(w)	60.6
Acthar Gel-Related Settlement	—	214.7	(i)	(88.6)	(x)	126.1
Liabilities subject to compromise	3,907.1	(3,907.1)	(k)	—		—
Liabilities subject to compromise of discontinued operations	1,025.0	(1,025.0)	(aa)	—		—
Long-term liabilities of disposed business	108.5	—		3.5	(aa)	112.0
Total Liabilities	5,903.4	(3,218.9)		(62.4)		2,622.1
Shareholders' Equity:
Predecessor ordinary shares	0.1	(0.1)	(l)	—		—
Successor ordinary shares	—	0.2	(l)	—		0.2
Predecessor ordinary shares held in treasury	(0.1)	0.1	(l)	—		—
Predecessor additional paid-in capital	2,199.9	(2,199.9)	(l)	—		—
Successor additional paid-in capital	—	1,194.6	(l)	—		1,194.6
Predecessor accumulated other comprehensive income	10.4	0.7	(m)	(11.1)	(y)	—
Retained (deficit) earnings	(3,454.1)	4,686.6	(n)	(1,232.5)	(z)	—
Total Shareholders' Equity	(1,243.8)	3,682.2		(1,243.6)		1,194.8
Total Liabilities and Shareholders' Equity	$4,659.6	$463.3		$(1,306.0)		$3,816.9

Reorganization Adjustments
(a)The table below reflects the sources and uses of cash on the 2023 Effective Date:

Uses:
Payment of professional fees	$19.4
Payment to fund professional fees escrow (prepaid and other current assets restricted cash)	24.0
Payment of costs, fees and expenses related to exit-financing activities and accrued and unpaid interest on certain pre-emergence debt	33.3
Payment of cash sweep	50.6
Total Uses of Cash	$127.3
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
(h)Represents the reserve for $24.0 million related to the professional fees coupled with the current portion of the embedded derivative of $7.6 million related to certain of the Company's debt obligations. Refer to Note 21 for further information on the valuation of the embedded derivative.
(i)Represents the reinstatement of the Acthar Gel-Related Settlement liability from LSTC.
(j)Represents the non-current portion of the debt-related embedded derivative of $7.5 million as further described in Note 21.

(k)LSTC were settled as follows in accordance with the 2023 Plan:

Liabilities subject to compromise
Accrued interest	$158.8
Debt (1)	3,512.1
Acthar Gel-Related Settlement liability (1)	236.1
Opioid-Related Litigation Settlement liability (1)	1,025.0
Other non-current liabilities	0.1
Total liabilities subject to compromise	$4,932.1
Attributable to:
Continuing operations	$3,907.1
Discontinued operations	$1,025.0

To be reinstated on the 2023 Effective Date:
Acthar Gel-Related Settlement liability	$(236.1)
Other non-current liabilities	(0.1)
Total liabilities reinstated	$(236.2)

Consideration provided to settle amounts per the 2023 Plan
Issuance of Successor ordinary shares	$(1,169.7)
Issuance of Opioid CVRs	(25.1)
Issuance of Second-Out Takeback Term Loans and Second-Out Takeback Notes	(1,535.1)
Total consideration provided to settle amounts per the 2023 Plan	$(2,729.9)

Gain on settlement of liabilities subject to compromise	$1,966.0
Attributable to:
Continuing operations	$941.0
Discontinued operations	$1,025.0
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

(m)Represents adjustments primarily consisting of the reduction in the valuation allowance on the Company's accumulated other comprehensive income.
(n)Retained (deficit) earnings - The cumulative effect of the consummation of the 2023 Plan on the Predecessor's retained deficit is as follows:

Gain on settlement of LSTC	$1,966.0
Professional and exit fees	(24.0)
Release of prepaid insurance (1) and directors fees	(20.0)
Fair value of First-Out Takeback Term Loans and related embedded derivative	(21.2)
Income tax benefit on plan adjustments(2)	585.9
Cancellation of Predecessor equity	2,199.9
Net impact on retained earnings	$4,686.6
(1)Write off of prepaid expenses related to premiums for the Predecessor’s directors’ and officers’ insurance policy.
(2)Income tax benefit on plan adjustments attributable to continuing and discontinued operations were $457.2 million and $128.7 million, respectively.
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
(r)Reflects the fair value adjustment related to the Company's intangible assets. The fair value of the developed technology intangible assets were determined using the income approach. The cash flows were discounted commensurate with the level of risk associated with each asset within its projected cash flows. The discount rates applied to the intangible assets consider the overall risk of the business, which reflects a level of risk commensurate with the Company having emerged from bankruptcy twice in the most recent two fiscal years. In addition, the intangible asset discount rates reflect differences in risk within each business segment, as well as the impact of certain tax attributes recorded on the balance sheet. The valuation used discount rates ranging from 13.5% through 52.5%, depending on the asset. See Note 14 for further information on intangible assets.
(s)Reflects the net increase on the Company's deferred tax assets as a result of fresh-start accounting, primarily driven by the fair value adjustment on the Company's intangible assets.
(t)The Company’s lease obligations were revalued using the incremental borrowing rate applicable to the Company upon emergence from the 2023 Bankruptcy Proceedings and commensurate with its new capital structure. The incremental borrowing rate used in the revaluation of the lease obligations decreased from 13.2% in the Predecessor period to 8.1% in the Successor period. The revaluation of lease obligations includes the adjustment for contract-based off-market intangibles for favorable or unfavorable terms to the right-of-use assets as well as the removal of right-of-use assets (and affiliated lease liabilities) associated with the Company’s leases with a remaining contract term of less than one year as of the 2023 Effective Date. The revaluation resulted in an increase in the right-of-use asset of $10.8 million.
(u)Reflects an adjustment of $1.2 million to decrease the Company's current lease liabilities as a result of the revaluation of the lease obligations as described in footnote (t) above.
(v)Reflects the reduction of the Company's deferred tax liabilities as a result of fresh-start accounting.
(w)Reflects the (i) fair value adjustment to the contingent value rights associated with Terlivaz (“Terlivaz CVR”) utilizing a net present value of a probability-weighted assessment estimated using a Monte Carlo simulation. The Company determined the fair value adjustment to be $14.9 million; and (ii) an increase to the Company's non-current lease liabilities of $9.2 million as described in footnote (t) above.
(x)Reflects the fair value adjustment to the Acthar Gel-Related Settlement liability utilizing a discounted cash flow model with an average credit-adjusted discount rate of 13.3%.

(y)Reflects the fair value adjustment to eliminate the accumulated other comprehensive income of $1.0 million related to pension benefits and $5.7 million of cash flow hedges, partially offset by the elimination of $2.0 million of currency translation adjustment and $2.5 million of income tax effects, which resulted in income tax benefit of zero. Fair value adjustments for discontinued operations were $9.0 million related to pension benefits, partially offset by the elimination of $0.1 million of currency translation adjustment.

AOCI adjustment
Pension benefits	$10.0
Cash flow hedges	5.7
CTA	(2.1)
Income tax effect	(2.5)
Total AOCI Impact	$11.1
(z)The cumulative effect of the fresh-start accounting on the Successor's accumulated deficit is as follows:

Fresh-start adjustment:
Inventories	$257.6
Property, plant and equipment	(150.2)
Intangible assets	(1,633.7)
Acthar Gel-Related Settlement	88.6
Other assets and liabilities	(15.0)
Total fresh-start adjustments impacting reorganization items, net	(1,452.7)
Fresh-start adjustments to accumulated other comprehensive income, net of zero tax benefit(1)	11.1
Total fresh-start adjustments recorded to income tax benefit	209.1
Net fresh-start impact to accumulated deficit	$(1,232.5)
Attributable to:
Continuing operations	$(1,411.7)
Discontinued operations	$179.2
(1) Fresh-start adjustments to accumulated other comprehensive income, net of zero tax benefit attributable to continuing and discontinued operations were $2.2 million and $8.9 million, respectively.
(aa)Reflects the fresh-start accounting and Reorganization Adjustments related to the discontinued operations:

	Discontinued Operations
	Reorganization	Fresh-Start Accounting
Inventories	$—	$103.1
Current assets of disposed business	$—	$103.1

Property, plant and equipment, net	$—	$8.3
Intangible assets, net	—	111.9
Deferred income taxes	128.7	(52.5)
Other assets	—	1.7
Long-term assets of disposed business	$128.7	$69.4

Accrued and other current liabilities	$—	$1.3
Current liabilities of disposed business	$—	$1.3

Other liabilities	$—	$(3.5)
Liabilities subject to compromise	(1,025.0)	—
Long-term liabilities of disposed business	$(1,025.0)	$(3.5)
Reorganization items, net
Reorganization items, net, include amounts incurred after a petition date but prior to emergence from bankruptcy as a direct result of the 2023 Chapter 11 Cases, as well as gains and losses associated with emergence from the 2023 Chapter 11 Cases. These amounts include gains and losses associated with the reorganization, primarily the loss on Fresh-Start Adjustments, gain on settlement of LSTC, bankruptcy-related professional fees, debt financing fees, write-off of debt issuance costs and related unamortized premiums and discounts and other items.

The period November 15, 2023 through December 29, 2023 (Successor), included professional fees associated with the implementation of the 2023 Plan incurred after the 2023 Effective Date that are directly related to the restructuring and reorganization of the Company. The period December 31, 2022, through November 14, 2023 (Predecessor), primarily included a gain on the settlement of LSTC of $1,966.0 million partially offset by a loss of $1,452.7 million on Fresh-Start Adjustment and $1,139.5 million of adjustments of claims to their estimated allowed claim amount as a result of the emergence from the 2023 Bankruptcy Proceedings. Of the total reorganization items, net of $892.7 million, $1,539.2 million is attributable to continuing operations and $(646.5) million is attributable to discontinued operations.
Cash paid for reorganization items, net for the period November 15, 2023, through December 29, 2023 (Successor), and December 31, 2022, through November 14, 2023 (Predecessor) were $0.8 million and $22.6 million, respectively.
Reorganization items, net, were comprised of the following:

	Successor	Predecessor
	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Gain on settlements of LSTC	$—	$(1,966.0)
Loss on fresh-start adjustments	—	1,452.7
Adjustments of other claims	—	1,139.5
Professional and other service provider fees	4.0	61.7
Debt financing	—	154.6
Debt valuation adjustments	—	21.2
Write off of prepaid premium for directors and officers' insurance policies, net, and directors fees	—	20.0
Acceleration of the vesting of Predecessor equity awards upon the 2023 Effective Date	—	9.0
Total reorganization items, net	$4.0	$892.7
Attributable to:
Continuing operations	$3.5	$1,539.2
Discontinued operations	$0.5	$(646.5)

4.	Summary of Significant Accounting Policies
Revenue Recognition
Product Sales Revenue
The Company sells its products through independent channels which are considered its customers, including direct to retail pharmacies, direct to hospitals and other institutions and through distributors. The Company also enters into arrangements with health care providers and payers, wholesalers, government agencies, institutions, managed care organizations and group purchasing organizations to establish contract pricing for certain products that provide for government (Medicare and Medicaid) and/or privately-negotiated (Managed Care) rebates, sales incentives, chargebacks, distribution service agreements fees, fees for services and administration fees and discounts with respect to the purchase of the Company’s products.
Reserve for Variable Considerations
Product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. These reserves result from estimated government (Medicare and Medicaid) and/or privately-negotiated (Managed Care) rebates, sales incentives, chargebacks, distribution service agreements fees, fees for services and administration fees and discounts that are offered within contracts between the Company and its customers, health care providers and payers, government agencies, institutions, managed care organizations and group purchasing organizations relating to the sale of the Company's products. These reserves are based on the expected value method. These estimates take into consideration a range of possible outcomes for relevant factors such as the Company’s historical experience, estimated future trends, estimated customer inventory levels, contractual agreements, and the level of utilization of the Company’s products. Overall, these reserves reflect the Company’s best estimate of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained (reduced) and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company adjusts reserves for chargebacks, government (Medicare and Medicaid) rebates, privately negotiated (Managed Care) rebates, product returns and other sales deductions to reflect differences between estimated and actual experience either on a monthly or quarterly basis (dependent on the deduction type). Such adjustments impact the amount of net sales recognized in the period of adjustment.
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
License Revenues
The Company licensed certain product rights to third parties in exchange for royalties on net sales of the respective products and, in certain limited circumstances, payments based on the achievement of specified sales-based milestones. The Company generally recognizes such royalty and milestone revenue as the related sales occur or milestones are achieved.
Contract Balances
Accounts receivable are recorded when the right to consideration becomes unconditional. Payments received from customers are typically based upon payment terms between 30 and 120 days. The Company does not maintain significant contract asset balances. Contract liabilities are recorded when cash payments are received in advance of the Company's performance, including amounts that are refundable.
Amounts collected from customers and remitted to third parties
Amounts collected from customers and remitted to third parties, such as sales taxes collected from customers and remitted to governmental authorities, are accounted for on a net basis. Accordingly, such amounts are excluded from both net sales and expenses.
Shipping and Handling Costs
Shipping costs, which are costs incurred to physically move product from the Company's premises to the customer's premises, are classified as SG&A. Handling costs, which are costs incurred to store, move and prepare product for shipment, are classified as cost of sales. Shipping costs amounted to $6.0 million, $9.2 million, $1.3 million, and $7.3 million for the years ended December 31, 2025 and December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), and the period from December 31, 2022 through November 14, 2023 (Predecessor), respectively.
Advertising Costs
Advertising costs are expensed as incurred and classified as SG&A. Advertising costs amounted to $74.7 million, $35.9 million, $5.8 million, $30.4 million for the years ended December 31, 2025 and December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), and the period from December 31, 2022 through November 14, 2023 (Predecessor), respectively.

Research and Development
Internal research and development (“R&D”) costs are expensed as incurred. R&D expenses include salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, medical affairs and other costs.
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
Restructuring
The Company recognizes charges associated with the Board of Directors approved restructuring programs designed to transform its business and improve its cost structure. Restructuring charges can include severance costs, infrastructure charges, distributor contract cancellations and other items. Restructuring charges related to nonretirement postemployment benefits that fall under Accounting Standards Codification Topic 712, Compensation—Nonretirement Postemployment Benefits are recognized when the severance liability is determined to be probable of being paid and reasonably estimable. One-time benefits related to restructurings, if any, are recognized in accordance with Accounting Standards Codification Topic 420, Exit or Disposal Cost Obligations when the programs are approved, the affected employees are identified, the terms of the arrangement are established, it is determined changes to the plan are unlikely to occur and the arrangements are communicated to employees. Other restructuring costs are generally expensed as incurred.
Share-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity or liability-based instruments based on the grant-date fair value of those awards. That cost is recognized over the requisite service period, which is the period an employee is required to provide service in exchange for the award (generally the vesting period). The cost for liability-based instruments is remeasured each reporting period throughout the requisite service period.
As of the 2023 Effective Date, the Company’s ordinary shares were no longer traded on an active market. Accordingly, the fair value of share-based awards granted after the 2023 Effective Date requires the valuation of the Company’s equity. With the assistance of a third-party valuation advisor, the Company estimates the fair value of share-based awards using an income approach, which reflects a calculation of the present value of the Company’s projected future cash flows. The preparation of projected future cash flows involves a variety of estimates and assumptions, including but not limited to expected future revenue and expenses, discount rates, and the probability of possible future events. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. The use of different estimates and assumptions could have a significant effect on the determination of the Company’s equity value. Beginning in 2025, the grant-date fair value of these awards is recognized generally as expense on a graded basis over the service period. The Company accounts for forfeitures as they occur for service condition aspects of certain share-based awards.
The Company is not listed on a national securities exchange or quoted on the automated quotation system of a national securities association, and as such, the Company used an estimated fair value per ordinary share as of July 31, 2025, in accordance with the U.S. Internal Revenue Code Section 409A and Accounting Standards Codification 820, Fair Value Measurement, to determine fair value of consideration transferred in connection with the Business Combination. See Note 5 for additional information.
Discontinued Operations
The Company classifies a component as discontinued operations when it has been disposed of or classified as held for sale and the disposal represents a strategic shift with a major effect on the Company’s operations and financial results, in accordance with ASC 205‑20, Presentation of Financial Statements - Discontinued Operations (“ASC 205-20”).
The results of discontinued operations, including any gain or loss on disposal (if applicable), are presented as a single line item, net of tax, in the consolidated statements of operations for all periods presented. Assets and liabilities of discontinued operations are presented separately on the consolidated balance sheets when the criteria triggering discontinued operations are met. Prior‑period amounts are reclassified to conform to current‑period presentation.
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

The long-lived assets included in a disposal group are reported at the lower of their carrying value or fair value less cost to sell, beginning in the period the held for sale criteria are met. Fair value is determined using acceptable valuation principles, such as the excess earnings, relief from royalty, lost profit or cost method, or a market-based measurement, as applicable. Prior to disposal, losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of any cumulative losses previously recognized. Any gains or losses not previously recognized that result from the sale of a disposal group shall be recognized at the date of sale. Depreciation and amortization expense are not recorded on long-lived assets included within the disposal group. Gains or losses on the sale of businesses are recognized upon disposition.
(Loss) Income Per Share
(Loss) income per share is computed by dividing net (loss) income by the number of weighted-average shares outstanding during the period. Diluted income per share is computed using the weighted-average shares outstanding and, if dilutive, potential ordinary shares outstanding during the period. Potential ordinary shares represent the incremental ordinary shares issuable for restricted share units. The Company calculates the dilutive effect of outstanding restricted share units on income per share by application of the treasury stock method. Dilutive securities, including participating securities, are not included in the computation of income per share if the impact would have been anti-dilutive.
Currency Translation
For the Company's non-U.S. subsidiaries that transact in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during the related month. The net effect of these translation adjustments is shown in the consolidated financial statements as a component of accumulated other comprehensive income (loss). From time to time, the Company has entered into derivative instruments to mitigate the exposure of movements in certain of these foreign currency transactions. Gains and losses resulting from foreign currency transactions are included in net income (loss).
Cash and Cash Equivalents
The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity to the Company of three months or less, as cash and cash equivalents.
Restricted Cash and Cash Equivalents
Cash and cash equivalents that are legally restricted as to withdrawal or use are excluded from Cash and cash equivalents. As of December 31, 2025, $111.4 million and $29.8 million is included in Prepaid expenses and other current assets and Other assets, in the consolidated balance sheet, respectively. Refer to Note 21 for additional information.
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
Inventories
Inventories are recorded at the lower of cost or net realizable value, using the first-in, first-out convention. The Company reduces the carrying value of inventories for those items that are determined, in the judgment of management, to be excess, obsolete or slow-moving, taking into consideration factors such as changes in customer demand, technology developments or other economic factors. Inventory that is in excess of the amount expected to be sold within one year is classified as long-term inventory and is recorded in Other assets in the consolidated balance sheets. The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch when it is reasonably certain, based on management’s judgment of future commercial use and net realizable value, that the pre-launch inventories will be saleable. The determination to capitalize is made on a case-by-case basis. The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, a denial or delay of approval by regulatory bodies, a delay in commercialization or other potential factors.

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
Upon retirement or other disposal of property, plant and equipment, the cost and related amount of accumulated depreciation are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds is included in net income (loss).
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
Goodwill
Goodwill represents the excess of consideration transferred over the fair value of identifiable net assets acquired in a business combination. Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate potential impairment. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If this threshold is met, or if the qualitative assessment is bypassed, a quantitative impairment test is performed. An impairment loss is recognized for the amount by which the carrying amount of the reporting unit exceeds its fair value and cannot be reversed in future periods.
Acquisitions
For acquisitions that meet the criteria for business combination accounting, the amounts paid are allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. The fair value of identifiable intangible assets is based on detailed valuations. These valuations rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to estimate the fair value of individual assets acquired in a business combination. Due to these inherent uncertainties, there is risk that the carrying value of the Company’s recorded intangible assets may be overstated, which may result in an increased risk of impairment in future periods. The Company performs its intangible asset valuations using an income approach based on the present value of future cash flows. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Changes in economic and operating conditions impacting these assumptions could result in impairment in future periods.

Certain asset acquisitions or license agreements may not meet the criteria for a business combination. The Company accounts for these transactions as an asset acquisition and recognizes the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity. Any initial up-front payments incurred in connection with the acquisition or licensing of our in-process research and development (“IPR&D”) product candidates that do not meet the definition of a business are treated as research and development expense.
Intangible Assets
Intangible assets acquired in a business combination are recorded at fair value, while intangible assets acquired in other transactions are recorded at cost. Intangible assets with finite useful lives are amortized over their useful lives on a straight-line basis or utilizing an accelerated method of amortization if that method better reflects the pattern in which the economic benefit of the assets are used. Useful lives range from 5.9 to 13 years. Amortization expense is included in cost of sales.

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
Contingencies
The Company may from time to time be subject to various legal proceedings and claims, including government investigations, environmental matters, product liability matters, patent infringement claims, antitrust matters, securities class action lawsuits, personal injury claims, employment disputes, contractual and other commercial disputes, and all other legal proceedings, all in the ordinary course of business as further discussed in Note 20. The Company records accruals for loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal fees are expensed as incurred. Insurance recoveries related to potential claims are recognized up to the amount of the recorded liability when coverage is confirmed and the estimated recoveries are probable of payment. Assets and liabilities are not netted for financial statement presentation.
Liabilities Subject to Compromise
As a result of the commencement of the 2023 Bankruptcy Proceedings, the payment of pre-petition liabilities was subject to compromise or other treatment pursuant to the 2023 Plan. The determination of how liabilities would ultimately be settled or treated could not be made until the confirmed 2023 Plan became effective. Accordingly, the ultimate amount of such liabilities was not determinable prior to the 2023 Effective Date. Pre-petition liabilities that were subject to compromise were reported at the amounts that were expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts classified as LSTC prior to the 2023 Effective Date were preliminary and were subject to future adjustments dependent upon Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events. Refer to Note 3.

Contingent Consideration
Certain prior acquisitions involved the potential for future payment of consideration that is contingent upon the occurrence of a future event, such as: (i) the achievement of specified regulatory, operational and/or commercial milestones or (ii) royalty payments, such as those relating to future product sales. Contingent consideration liabilities related to an asset acquisition are initially recorded when considered probable and reasonably estimable, which may occur subsequent to the acquisition date. Subsequent changes in the recorded amounts are generally recorded as adjustments to the cost of the acquired assets. Contingent consideration liabilities related to a business combination are initially recorded at fair value on the acquisition. At each reporting period, the Company remeasures its contingent consideration liabilities to their current estimated fair values, with changes recorded in earnings.
Recently Issued Accounting Pronouncements
Recently Issued Accounting Standards Adopted
The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in December 2023. This ASU requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the “rate reconciliation”) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. ASU 2023-09 is effective for the Company for the fiscal year ending December 31, 2025. The Company adopted this accounting standards update prospectively, effective for the fiscal year ended December 31, 2025, resulting in incremental disclosures. Refer to Note 9 for additional information.
Recently Issued Accounting Standards Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software. This ASU modernizes the accounting guidance for internal‑use software costs by eliminating references to software development project stages and introducing a principles‑based model that requires capitalization of costs when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used for its intended purpose. The ASU also supersedes existing guidance on website development costs and incorporates that guidance into Subtopic 350‑40. ASU 2025‑06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The standard may be applied prospectively, modified retrospectively, or retrospectively. The Company is currently evaluating the impact of this standard on its accounting for internal‑use software costs and related disclosures.
No other new accounting pronouncement issued or effective during the fiscal year has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

5.	Business Combination
On March 13, 2025, the Company entered into a Transaction Agreement (as amended on April 23, 2025) (“Transaction Agreement”), with Endo and Salvare Merger Sub LLC, the Company’s wholly owned subsidiary (“Merger Sub”), bringing together two highly complementary companies with durable, on-market products and best-in-class capabilities across the value chain. On July 31, 2025, the Company completed the Business Combination, whereby the Company acquired all of the issued and outstanding shares of common stock of Endo in exchange for a combination of cash and the Company’s ordinary shares in accordance with the Transaction Agreement. Outstanding shares of common stock of Endo were cancelled and converted into the right to receive 0.2575 of a Company ordinary share (“Per Share Stock Consideration”) and approximately $1.31 in cash (“Per Share Cash Consideration”), without interest and subject to applicable withholding.
The Company acquired Endo by means of the merger of Merger Sub with and into Endo, with Endo continuing as the surviving entity in the merger and a wholly-owned subsidiary of the Company (“Business Combination”). On July 31, 2025, prior to the completion of the Business Combination, the memorandum and articles of association of the Company were amended by means of a scheme of arrangement (“Scheme”) under the Companies Act 2014 of Ireland (as amended) and certain other amendments that had been previously approved by the Company’s shareholders (the “constitution amendment,” and, together with the Scheme and the Business Combination, the “Transactions”).

The Business Combination resulted in increased scale and enhanced capabilities to develop, manufacture, and commercialize branded therapeutics, generic pharmaceuticals and sterile injectables.
The Company’s operating results for the year ended December 31, 2025, reflect the consolidated results of five months of Endo’s branded products. Net sales and loss from continuing operations before income taxes of Endo subsequent to closing of the Business Combination included in the Company’s consolidated statements of operation were $397.0 million and $253.9 million, respectively. Endo’s contribution to the loss from continuing operations before income taxes is significantly affected by the amortization of inventory fair value step-up and of intangible assets recognized in connection with the Business Combination.
The Company is the acquiring entity for accounting purposes. In identifying the Company as the acquiring entity for accounting purposes, management took into account the voting rights of all equity instruments, the composition of the corporate governing body and senior management, the size of each of the companies, and the terms of the exchange of equity interests. The Company accounted for the Business Combination under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets and liabilities assumed at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill.
The determination of the estimated fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future sales, cost of sales, operating expenses, discount rates, asset lives and market multiples, among other items. Fair values were determined by management using a variety of methodologies and resources, including external independent valuation experts. The valuation methods consisted of physical appraisals, discounted cash flow analyses, excess earnings, relief from royalty, and other appropriate valuation techniques to determine the fair value of assets acquired and liabilities assumed. The fair value of the developed technology assets was determined using the excess earnings method, which involves the use of assumptions including future sales, cost of sales, operating expenses and discount rates.
Consideration Transferred
The consideration for the Business Combination is calculated as follows:

Endo shares of common stock outstanding as of July 31, 2025	76,313,462
Exchange Ratio	0.2575
Company ordinary shares issued in exchange	19,650,663
Company closing stock price (1)	90.50
Estimated fair value of Company ordinary shares issued	$1,778.4
Other cash consideration (2)	0.0
Payment to Endo stockholders	100.0
Other merger consideration attributable to Endo stock-based awards	1.9
Obligation to cash settle shares underlying certain Endo stock-based awards	4.2
Total consideration transferred	$1,884.5
(1)The Company is not listed on a national securities exchange or quoted on the automated quotation system of a national securities association, and as such, used an estimated fair value per ordinary share as of July 31, 2025, in accordance with Accounting Standards Codification 820, Fair Value Measurement, to determine fair value of consideration transferred.
(2)Other cash consideration represents less than $0.1 million of aggregate cash payments to Endo stockholders in lieu of any fractional shares.

Estimated Fair Values
The table below represents the allocation of the consideration to Endo’s tangible and intangible assets acquired and liabilities assumed based on management’s estimate of their respective fair values.

	Estimated fair value	Measurement Period Adjustments	Adjusted fair value
Total consideration (in millions)	$1,884.5	$—	$1,884.5
Cash and cash equivalents	$437.6	$—	$437.6
Restricted cash and cash equivalents	93.4	—	93.4
Accounts receivable, net	357.7	—	357.7
Inventories	885.7	(107.0)	778.7
Prepaid expenses and other current assets	81.2	3.2	84.4
Income taxes receivable	21.3	3.8	25.1
Property, plant and equipment, net	402.4	—	402.4
Inventories, long-term	502.6	—	502.6
Operating lease assets	36.8	—	36.8
Intangible assets, net	2,215.0	62.7	2,277.7
Deferred income tax assets	144.4	7.2	151.6
Other assets	20.4	—	20.4
Total assets, excluding goodwill	$5,198.5	$(30.1)	$5,168.4
Current maturities of long-term debt	15.0	—	15.0
Accounts payable	91.5	—	91.5
Accrued payroll and payroll-related costs	63.2	—	63.2
Accrued interest	25.3	—	25.3
Accrued and other current liabilities	314.4	(3.5)	310.9
Long-term debt	2,545.0	—	2,545.0
Operating lease liabilities	33.2	—	33.2
Deferred tax liabilities	139.4	(3.9)	135.5
Other liabilities	94.3	1.8	96.1
Net assets acquired	$1,877.2	$(24.5)	$1,852.7
Goodwill	$7.3	$24.5	$31.8
During the measurement period, the Company adjusted the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed at the acquisition date. The decrease in inventory fair value reflects the removal of certain components that were concluded to be non-saleable on a stand-alone basis and have not been valued at the opening balance sheet date. The increase in intangible assets relates to the impact of lower inventory fair value step up amortization as a result of the aforementioned decrease in inventory fair value. The increase in prepaid expenses and other current assets reflects the recognition of a non-trade receivable associated with the resolution of an acquired contingency during the measurement period. Measurement period adjustments also reflect the corresponding deferred tax impacts associated with the changes in inventory and intangible assets, and certain insignificant changes in income taxes payable and other liabilities. As a result of the adjustments noted above, goodwill increased by $24.5 million.
The amounts assigned to the identifiable intangible assets, the weighted average useful lives, and the amortization method are as follows:

	Net Book Value	Amortization Method	Weighted Average Useful Lives (in years)
Developed technology - Branded	$2,173.0	Straight-line	11.7
Intangible assets associated with discontinued operations (1)	$104.7	Straight-line	3.1
Total intangible assets	$2,277.7		11.7
(1)Inclusive of Generics developed technology, Generics licensed products, and Generics - IPR&D in the amount of $53.7 million, $34 million, and $17 million, respectively.
As summarized above, the Company recorded $31.8 million of goodwill, none of which will be tax deductible. Goodwill reflects the value of the assembled workforce, expanded product capabilities and future growth opportunities that are not separately identifiable as intangible assets under ASC 805.

As of December 31, 2025, the measurement period has not ended. Further adjustments may be necessary as a result of the Company’s on-going assessment of additional information related to the fair value of assets acquired and liabilities assumed.
Receipts of unrestricted cash, net of payments related to the Business Combination
Cash receipts related to the Business Combination, net of cash paid is as follows:

Cash acquired	437.6
Less:
Payment to stockholders	(100.0)
Payment to cash settle shares underlying certain Endo stock-based awards	(4.2)
Receipts of unrestricted cash, net of payments related to the Business Combination	$333.4
Combination, Integration, and Other Related Expenses
Transaction expenses associated with the Business Combination are included in combination, integration, and other related expenses in the consolidated statements of operations. During the year ended December 31, 2025, the Company recorded $141.2 million of costs, which includes legal, financial, other advisory and consulting costs, which primarily relate to shareholder matters, integration planning and execution, and regulatory matters associated with the Business Combination, as well as severance costs of approximately $44.1 million.
Unaudited Pro Forma Financial Information
The following unaudited pro forma consolidated financial information has been prepared as if the Business Combination had taken place on December 30, 2023, which is the beginning of the Company’s fiscal year for 2024. The unaudited pro forma financial information includes certain adjustments to each company’s historical actual financial results, including, but not limited to:
(i)Alignment of related accounting policies;
(ii)Certain eliminations of intercompany transactions between the two companies made to the Company’s and Endo’s historical standalone financial statements;
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
The unaudited pro forma financial information is provided for illustrative purposes only and may not provide an indication of results in the future. The unaudited pro forma financial information and underlying pro forma adjustments are based upon currently available information and include certain estimates and assumptions made by management. Accordingly, actual results could differ materially from the unaudited pro forma financial information.

	Year Ended
Unaudited Pro Forma Financial Information	December 31, 2025	December 27, 2024 (1)
Net Sales	$1,934.5	$1,973.6
Net (loss) income	(417.0)	6,232.9
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
Transaction Incentive Plan
On February 2, 2024, the Company’s then-existing Board of Directors (“Board”) adopted a Transaction Incentive Plan (as amended on August 4, 2024 and December 2, 2024, the “Transaction Incentive Plan”), which was intended to compensate designated executive officers and directors with bonus payments to be made upon the consummation of qualifying strategic transactions and dispositions (each, a “Qualifying Transaction”). Each bonus payment earned under the Transaction Incentive Plan was to be generally delivered 50% in connection with closing of the applicable Qualifying Transaction and 50% on the earlier of (a) December 31, 2026 or a qualifying significant event, as defined in the Transaction Incentive Plan, and (b) a significant asset transaction, as defined in the Transaction Incentive Plan (“Final Payment Date”); provided, however that in the event that a Qualifying Transaction closes following a qualifying significant event or significant asset transaction, 100% of the applicable bonus payment earned with respect to such

Qualifying Transaction generally will be paid in connection with closing of such Qualifying Transaction or, if later, when the associated proceeds are received. The Therakos Divestiture qualified as a Qualifying Transaction and the Business Combination qualified as a Qualifying Transaction and a qualifying significant event under the Transaction Incentive Plan, and as a result, the Final Payment Date was within 30 days of the closing of the Business Combination, which occurred on July 31, 2025. The Transaction Incentive Plan terminated in accordance with its terms as a result of the closing of the Business Combination.
Transaction Incentive Plan Payments associated with the Business Combination
Because the Business Combination was not considered probable under U.S. GAAP until it closed, the Company recognized $91.5 million in expense related to the Transaction Incentive Plan payments associated with the Business Combination during the third quarter of 2025, which was recorded within SG&A expenses in the consolidated statement of operations.

6.	Divestitures
During the year ended December 31, 2025, the Company recorded $76.8 million of costs related to the Separation (described below), including legal, financial, other advisory and consulting costs, as well as $5 million related to the CVR Termination Agreement (described below). The Separation met the criteria for discontinued operations reporting; accordingly, such costs are included in Discontinued Operations, net of tax in the Company’s consolidated statements of operations. During the year ended December 27, 2024, the Company recorded $43.9 million of legal, financial, other advisory and consulting costs related to the sales and potential sales of non-core assets, including the Therakos Divestiture (as defined below), within liabilities management and separation costs on the consolidated statements of operations.
Par Health Separation
On November 10, 2025, the Company completed the Separation. This transaction was executed through a redemption of all issued and outstanding 2025 Preferred Shares, par value $0.001 per share, comprising 1,796,196,578,472 preferred shares. The Separation resulted in Par Health becoming an independent, private company not listed on any securities exchange.
The Separation was structured to allocate shares of Par Health Common Stock to certain holders of 2025 Preferred Shares, with a total of 39,421,398 shares distributed as part of the transaction. As a result of the Separation, the Company no longer retains any ownership interest in Par Health, and the associated assets and liabilities have been classified as discontinued operations in the consolidated financial statements.
In connection with the consummation of the Separation, the Company and the Trust entered into an agreement to cancel the Opioid CVRs and terminate the CVR Agreement in exchange for a payment by the Company of $35.0 million to the Trust (the “CVR Termination Agreement”). Pursuant to the CVR Termination Agreement, on November 10, 2025, the Opioid CVRs were cancelled and the CVR Agreement was terminated, resulting in an adjustment of the Opioid CVRs to fair value through additional-paid-in-capital of approximately $4.9 million and the recognition of approximately $5 million of expense during the year ended December 31, 2025, which is recorded within loss from discontinued operations. The CVR Termination Agreement also included customary representations and warranties and a waiver of certain claims.
In connection with the Separation, the Company entered into several agreements with Par Health that govern the relationship of the parties following the Separation, including a separation agreement, a transition services agreement to provide and receive certain services following the separation (the “Par Health TSA”), a tax matters agreement, an employee matters agreement, a manufacturing and supply agreement and an amended and restated multi-tenant lease agreement. For the period from November 10, 2025 to December 31, 2025, there were no cash inflows or outflows associated with these arrangements and the financial statement impacts of are otherwise not material. As of December 31, 2025, under the provisions of these certain agreements, the Company was owed approximately $21.3 million from Par Health and the Company owed approximately $7.9 million to Par Health, which primarily reflect amounts owed between the parties for certain pass-through costs paid or received by one party on behalf of the other party.
Transition Services Agreement: Costs incurred under the Par Health TSA are primarily related to certain core business services and operational support to be provided by Par Health, including supply chain and manufacturing support, quality assurance, commercial, R&D, human resources (“HR”), finance, and information technology (“IT”) services. Costs associated with the Par Health TSA are reflected within cost of sales, selling, general and administrative expenses or research and development expenses, based on the nature of services provided. Par Health also receives transitional support from the Company under the Par Health TSA for up to 24 months. The Company provides Par Health with a broad range of transitional services, including supply chain, manufacturing, quality, commercial, R&D, HR, procurement, compliance, environmental health and safety, facilities and security, finance, IT, and suspicious order monitoring and controlled substance compliance, to ensure business continuity and operational support post transaction. Income generated from these services are reflected in other income (expense), net. A committee with representatives from both parties to the Par Health TSA will oversee service delivery and dispute resolution. Charges are billed monthly.

Multi-Tenant Lease Agreement: Under the amended and restated multi-tenant lease agreement, the Company leases designated portions of Par Health’s corporate campus in Hazelwood, Missouri. The lease term extends through October 31, 2027, and includes provisions allowing the Company to reduce or terminate certain leased space or renew the arrangement for additional one‑year periods. Under the agreement, Par Health continues to provide access to building systems, common‑area maintenance, utilities, and related landlord services for the duration of the term. Lease expense associated with this arrangement is recognized within continuing operations and represents a form of continuing involvement with the discontinued Par Health business.
Manufacturing and Supply Agreement: The Company also maintains an ongoing commercial relationship with Par Health under the manufacturing and supply agreement dated November 10, 2025, which has an initial five-year term and automatically renews for additional 24 month periods unless terminated earlier. This agreement includes provisions for the obligations of Par Health to continue to supply certain finished products and provides associated technical and regulatory support as needed, while the Company supplies the required active pharmaceutical ingredient.
The financial results of Par Health are classified as discontinued operations in accordance with ASC 205-20, for all relevant periods presented. The following table summarizes the financial performance of Par Health for the fiscal years ended December 31, 2025, December 27, 2024, the period from November 15, 2023, through December 29, 2023 (Successor), and the period from December 31, 2022, through November 14, 2023 (Predecessor):

	Successor			Predecessor
Major line items constituting income (loss) from discontinued operations	Year Ended December 31, 2025(1)	Year Ended December 27, 2024(1)	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Net sales	$940.7	$896.1	$103.1	$673.7
Cost of sales	645.2	608.3	94.1	453.2
Gross profit	295.5	287.8	9.0	220.5

Selling, general and administrative expenses	152.5	105.3	8.2	82.6
Research and development expenses	33.0	26.4	4.1	22.6
Non-restructuring impairments	—	—	—	85.8
Liabilities management & Separation Costs	76.8	—	—	4.9
Combination, integration, and other related expenses	14.3	—	—	—
Operating income (loss)	18.9	156.1	(3.3)	24.6

Interest expense	(38.1)	(0.5)	—	(96.5)
Interest income	4.3	3.9	0.5	3.5
Loss on debt extinguishment	(11.3)	—	—	—
Other (expense) income, net	(1.3)	(2.6)	—	0.2
Reorganization items	—	—	(0.5)	646.5
(Loss) income from discontinued operations before income taxes	(27.5)	156.9	(3.3)	578.3

Provision for (benefit) from income taxes	4.8	24.6	(4.1)	123.2
(Loss) income from discontinued operations, net of tax	$(32.3)	$132.3	$0.8	$455.1
(1) Results do not include $0.3 million and $1.3 million of income from discontinued operations, net of tax, for the years ended December 31, 2025 and December 27, 2024, respectively, relating to the Company’s prior divestiture of it’s Nuclear Imaging business.
The Separation was structured as a pro rata spin-off resulting in the distribution of economic value among shareholders, with the value of shares received by qualified shareholders commensurate with the cash amount received by non-qualified shareholders. It is estimated that non-qualified shareholders represent an insignificant portion of the Company’s shareholder base. Consequently, the Separation was accounted for at the carrying amount of the net assets distributed, with no gain or loss recognized.

As set forth below, the assets and liabilities associated with Par Health have been classified as assets and liabilities of the discontinued business in the Company’s consolidated balance sheet as of December 27, 2024.

Carrying amounts of major classes of assets included as part of discontinued operations	December 27, 2024
Current assets
Cash and cash equivalents	$63.6
Accounts receivable, less allowance for doubtful accounts	274.0
Inventories	248.6
Prepaid expenses and other current assets	21.9
Total current assets of the discontinued business	608.1
Non-current assets
Property, plant and equipment, net	273.3
Intangible assets, net	247.7
Deferred income taxes	84.6
Other assets	138.7
Total non-current assets of the discontinued business	744.3
Total assets of the discontinued business	$1,352.4

Carrying amounts of major classes of liabilities included as part of discontinued operations
Current liabilities
Accounts payable	$25.1
Accrued payroll and payroll-related costs	32.8
Accrued rebates and returns	34.2
Accrued and other current liabilities	41.1
Total current liabilities of the discontinued business	133.2
Non-current liabilities
Pension and postretirement benefits	25.5
Environmental liabilities	34.3
Other income tax liabilities	0.3
Other liabilities	52.5
Total non-current liabilities of the discontinued business	112.6
Total liabilities of the discontinued business	$245.8
Endo Divestiture of the International Pharmaceutical Business
Prior to the Business Combination, on March 10, 2025, Endo entered into a definitive agreement to divest its International Pharmaceuticals business to Knight Therapeutics Inc. (“Knight”). The sale closed on June 17, 2025, prior to the Business Combination, and Endo received net cash consideration of approximately $78.6 million, consisting of $89.9 million upfront, less approximately $11.3 million related to certain permitted holdbacks. During the remainder of 2025, the Company received additional cash consideration from Knight of $2.4 million, which includes $0.5 million representing a final true-up payment relating to inventory on-hand as of the sale date and $1.9 million representing costs associated with certain employee termination costs initially paid by Endo and subject to reimbursement by Knight upon the satisfaction of certain conditions defined in the purchase and sale agreement. As of December 31, 2025, the Company remained eligible to receive up to an additional $7.2 million related to certain permitted holdbacks and up to $15 million in potential future payments contingent upon the achievement of certain milestones. In March 2026, the Company was informed by Knight that the conditions necessary for the resolution of the certain permitted holdbacks had been satisfied and that the Company was entitled to receive approximately $6.1 million in full and final resolution of the permitted holdbacks, subject to the Company’s execution of a customary release. The Company concluded that this represents the resolution of an acquired contingency during the measurement period following the Business Combination and therefore made an adjustment to its purchase accounting estimates. Refer to Note 5 for additional information. The Company remains eligible to receive the aforementioned potential future milestone payments.
Therakos Divestiture
On August 3, 2024, the Company entered into a Purchase and Sale Agreement for the Company’s Therakos business for a base purchase price of $925.0 million. On November 29, 2024, the Company completed the divestiture of its Therakos business (the “Therakos Divestiture”) for total cash consideration of $887.6 million, net of preliminary purchase price adjustments. The Company recorded a gain on sale of $754.4 million, comprised of the $887.6 million of initial net proceeds less the elimination of $125.5 million of net assets divested and $7.7 million in success-based professional fees. The Company was required to use the proceeds to make a mandatory prepayment on certain portions of its debt, which is further described in Note 15. The Company paid $6.2 million for the final working capital settlement during the year ended December 31, 2025.

In connection with the Therakos Divestiture, the Company entered into a transition services agreement (the “Therakos TSA”) effective upon closing to provide certain business support services generally for up to 18 months after the closing date or a longer period for certain services. These services include, but are not limited to, information technology, procurement, distribution, logistics and order to delivery, compliance, accounting, finance, and administrative activities. Revenue associated with the Therakos TSA is recorded within other income (expense), net, and expenses associated with servicing the Therakos TSA are recorded within their natural expense classification, respectively, on the audited condensed consolidated statement of operations. During the years ended December 31, 2025 and December 27, 2024, income under the TSA was $9.5 million and $1.0 million, respectively.
The Therakos Divestiture did not qualify as discontinued operations as it did not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The following table summarizes income (loss) from continuing operations before income taxes for the Therakos business, through the divestiture date. Certain amounts that the Company considers to be non-operational are excluded from income (loss) from continuing operations before income taxes for the Therakos business. These items may include, but are not limited to, corporate and unallocated expenses and liabilities management and separation costs.

Dollars in millions	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Income (loss) from continuing operations before income taxes (1)	$—	$66.7	$5.1	$(27.4)
(1)Includes inventory step-up expense of $0 million, $66.3 million, $13.0 million and $30.1 million, during the year ended December 31, 2025, the year ended December 27, 2024, the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor). Also includes intangible asset amortization of $0 million, $16.1 million, $4.6 million and $142.7 million, during the year ended December 31, 2025, the year ended December 27, 2024, the period November 15, 2023 through December 29, 2023 (Successor), the period December 31, 2022 through November 14, 2023 (Predecessor), respectively.
Transaction Incentive Plan Payments associated with the Therakos Divestiture
During the years ended December 31, 2025 and December 27, 2024, the Company recognized $11.9 million and $15.4 million, respectively, in expense related to the Transaction Incentive Plan payments associated with the Therakos Divestiture, which were recorded within SG&A expenses in the consolidated statements of operations.

7.	Revenue from Contracts with Customers
Product Sales Revenue
 See Note 22 for disaggregation of the Company's net sales by product.
Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks(1)	Product Returns	Other Sales Deductions	Total
Balance as of December 30, 2022 (Predecessor)	$144.1	$2.4	$0.1	$146.6
Provisions	193.5	3.8	0.3	197.6
Payments or credits	(260.0)	(4.0)	(0.3)	(264.3)
Balance as of November 14, 2023 (Predecessor)	$77.6	$2.2	$0.1	$79.9

Balance as of November 15, 2023 (Successor)	$77.6	$2.2	$0.1	$79.9
Provisions	34.8	1.4	0.1	36.3
Payments or credits	(17.8)	(0.3)	(0.1)	(18.2)
Balance as of December 29, 2023 (Successor)	$94.6	$3.3	$0.1	$98.0
Provisions	176.8	8.9	0.6	186.3
Payments or credits	(206.4)	(8.0)	(0.6)	(215.0)
Balance as of Balance as of December 27, 2024 (Successor)	$65.0	$4.2	$0.1	$69.3
Acquisitions	117.3	36.0	2.0	155.3
Provisions	492.9	18.5	9.5	520.9
Payments or credits	(440.8)	(10.4)	(9.8)	(461.0)
Balance as of December 31, 2025 (Successor)	$234.4	$48.3	$1.8	$284.5
(1) Amounts classified within accrued and other current liabilities in the consolidated balance sheets are comprised of $155.9 million and $59.0 million of accrued Medicare, Medicaid, and Managed Care rebates, as of December 31, 2025, and December 27, 2024, respectively.

Product sales transferred to customers at a point in time and over time were as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Product sales transferred at a point in time	82.9%	75.4%	74.4%	71.3%
Product sales transferred over time	17.1	24.6	25.6	28.7
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 31, 2025:

Fiscal 2026	$86.9
Fiscal 2027	$48.5
Thereafter	$24.1
Costs to fulfill a contract
As of December 31, 2025, and December 27, 2024, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations and reflected in property, plant and equipment, net, on the consolidated balance sheets was $62.0 million and $37.8 million, respectively. The associated depreciation expense recognized during the year ended December 31, 2025, the year ended December 27, 2024, the period November 15, 2023, through December 29, 2023 (Successor), and the period December 31, 2022, through November 14, 2023 (Predecessor), was $6.5 million, $2.0 million, zero, and $1.9 million, respectively.
License Revenues
The Company licensed certain rights to third parties in exchange for royalties on net sales of certain of its products, including in certain limited circumstances, payments based on the achievement of specified sales-based milestones. The Company estimates and recognizes such royalty revenue as the related sales occur or as the milestones are achieved, and the amount is reasonably estimable. License revenues recognized were as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
License revenues	$30.7	$0.1	$0.1	$4.3

8.	Restructuring and Related Charges
The Company, from time to time, seeks more cost-effective means to improve profitability and to respond to changes in its markets. The Company has incurred certain restructuring costs under previously approved restructuring plans, including the 2018 restructuring program (the “2018 Program”) and the 2021 restructuring program (the “2021 Program”).

During the year ended December 31, 2025, the company recognized $2.2 million of income from a vendor refund related to the previous wind down of production of StrataGraft® (allogeneic cultured keratinocytes and dermal fibroblasts in murine collagen - dsat) (“StrataGraft”). No future charges are expected to be incurred under the previously approved restructuring plans. Restructuring costs and related credits under these restructuring plans were as follows:

		Successor		Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Restructuring (credits) charges, net	$(2.2)	$10.5	—	$1.7
Less: accelerated depreciation	—	—	—	(0.8)
Restructuring (credits) charges, net	$(2.2)	$10.5	$—	$0.9
Restructuring (credits) charges, net by program from continuing operations were comprised of the following:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
2021 Program	$(2.2)	$10.5	$—	$—
2018 Program	—	—	—	1.7
Total programs	(2.2)	10.5	—	1.7
Less: non-cash charges, including accelerated depreciation	—	—	—	(0.8)
Restructuring charges, net	$(2.2)	$10.5	$—	$0.9
The following table summarizes the restructuring reserves, which are included in accrued and other current liabilities on the Company's consolidated balance sheets.

Dollars in millions	Severance	Contract Costs	Total
Balance as of December 30, 2022 (Predecessor)	$4.6	$—	$4.6
Charges	1.3	—	1.3
Changes in estimate	(0.4)	—	(0.4)
Cash payments	(5.4)	—	(5.4)
Balance as of November 14, 2023 (Predecessor)	$0.1	$—	$0.1

Balance as of November 15, 2023 (Successor) and December 29, 2023 (Successor)	$0.1	$—	$0.1
Charges	4.6	5.9	10.5
Cash payments	(4.5)	(4.8)	(9.3)
Balance as of December 27, 2024 (Successor)	$0.2	$1.1	$1.3
Charges	—	0.1	0.1
Changes in estimate	—	(2.3)	(2.3)
Cash (payments)/receipts, net	(0.2)	1.1	0.9
Balance as of December 31, 2025 (Successor)	$—	$—	$—
Cumulative restructuring charges, net of credits, for the 2021 Program were as follows as of December 31, 2025:

2021 Program
Restructuring charges, net	$8.3

9.	Income Taxes
The domestic and international components (1) of (Loss) income from continuing operations before income taxes were as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Domestic	$(363.4)	$675.1	$(46.1)	$(3,628.8)
International	(117.9)	(217.5)	3.2	1,141.4
Total	$(481.3)	$457.6	$(42.9)	$(2,487.4)
(1) Domestic reflects Ireland.
Significant components(1) of income taxes related to continuing operations were as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Current:
Domestic	$16.7	$(31.6)	$(0.8)	$36.6
International	13.7	8.2	0.4	4.5
Current income tax (benefit) provision	$30.4	$(23.4)	$(0.4)	$41.1
Deferred:
Domestic	$(44.5)	$85.7	$(6.1)	$(300.6)
International	(9.7)	51.0	2.6	(141.5)
Deferred income tax (benefit) provision	$(54.2)	$136.7	$(3.5)	$(442.1)
Total	$(23.8)	$113.3	$(3.9)	$(401.0)
(1) Domestic reflects Ireland.
Refer to Note 6 for additional information of income taxes related to discontinued operations.

The domestic current income tax provision reflects a tax benefit of $3.7 million, zero, zero, and $2.9 million from using net operating loss (“NOL”) carryforwards for the year ended December 31, 2025, the year ended December 27, 2024, the period from November 15, 2023, through December 29, 2023 (Successor), and the period from December 31, 2022, through November 14, 2023 (Predecessor), respectively. The international current income tax provision reflects a tax benefit of $127.4 million, $55.1 million, $6.9 million, and $259.6 million from using NOL carryforwards for the year ended December 31, 2025, the year ended December 27, 2024, the period from November 15, 2023 through December 29, 2023 (Successor), and the period from December 31, 2022, through November 14, 2023 (Predecessor), respectively.
The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

Income Taxes Paid
Domestic (1)	$1.5
International
US state and local	2.2
Japan	1.6
Other	0.9
Total	$6.2
(1) Domestic reflects Ireland.
During the year ended December 27, 2024, net cash payments for income taxes were $25.7 million. During the period November 15, 2023, through December 29, 2023 (Successor), and the period December 31, 2022, through November 14, 2023 (Predecessor), net cash payments and net cash refunds for income taxes were $0.3 million and $128.0 million, respectively. Included within the net cash refunds of $128.0 million were refunds of $141.6 million received as a result of the provisions in the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. The reconciliation between domestic income taxes at the statutory rate and the Company's provision for income taxes on continuing operations is as follows:

	Year Ended December 31, 2025
	Amount	Percent
Irish statutory tax rate	$(60.1)	12.5%
Statutory tax rate differences within Ireland (1)	(5.5)	1.1%
Foreign tax effects:
United States:
Foreign rate variance (Federal)	(10.5)	2.2%
State and local income taxes, net of federal tax effect	(9.5)	2.0%
Changes in valuation allowances	17.2	(3.6)%
Nontaxable or nondeductible items:
Non-deductible compensation	11.2	(2.3)%
Other nontaxable or nondeductible items	1.7	(0.4)%
Other adjustments	0.3	(0.1)%
Luxembourg:
Foreign rate variance	(12.6)	2.6%
Changes in valuation allowances	(129.5)	26.9%
Effects of the Business Combination and Par Health Separation	108.5	(22.5)%
Other adjustments (2)	40.5	(8.4)%
Other foreign jurisdictions	(0.1)	—%
Changes in valuation allowance	8.8	(1.8)%
Nontaxable or nondeductible items:
Non-deductible combination, integration, and other related expenses	12.4	(2.6)%
Other nontaxable or nondeductible items	3.3	(0.7)%
Changes in unrecognized tax benefits	(3.8)	0.8%
Other adjustments, net	3.9	(0.8)%
Effective tax rate	$(23.8)	4.9%
(1)Reflects the difference between the Irish statutory tax rate and the applicable Irish tax rates of 25% for non-trading activity and 33% for capital gains on certain types of income.
(2)The $40.5 million of expense is primarily related to Luxembourg impairment, recapture, and related expenses.

The reconciliation between domestic income taxes at the statutory rate and the Company's provision for income taxes on continuing operations, in accordance with the required disclosures prior to adoption of ASU 2023-09, is as follows:

	Successor		Predecessor
	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Provision (benefit) for income taxes at domestic statutory income tax rate (1)	$57.1	$(5.4)	$(310.9)
Adjustments to reconcile to income tax provision:
Rate difference between domestic and international jurisdictions	21.3	(0.9)	(5.2)
Permanently nondeductible and nontaxable items (2)	18.3	(0.1)	3.5
Emergence	—	—	(95.0)
Legal entity reorganization (3)	—	—	(44.7)
Reorganization items, net	—	—	6.3
Other	(1.5)	0.6	(0.9)
Valuation allowances	18.1	1.9	45.9
Provision (benefit) for income taxes	$113.3	$(3.9)	$(401.0)
(1)The statutory tax rate reflects the Irish statutory tax rate of 12.5%.
(2)For the year ended December 27, 2024 (Successor), the permanently nondeductible and nontaxable items of $18.3 million includes $6.1 million of expense related to nondeductible compensation.
(3)Associated unrecognized tax expense is netted within this line.
During the year ended December 27, 2024 (Successor), the rate difference between domestic and international jurisdictions was $21.3 million of tax expense, which was primarily related to $14.5 million of tax expense predominately related to pretax earnings in various jurisdictions and $10.4 million of tax expense related to the Therakos Divestiture, partially offset by $3.6 million of tax benefit related to the remaining effects of adoption of fresh-start accounting as a result of emergence from the 2023 Bankruptcy Proceedings.
During the period November 15, 2023 through December 29, 2023 (Successor), the rate difference between domestic and international jurisdictions was $0.9 million of tax benefit, which was primarily related to $2.2 million of tax benefit attributable to inventory step-up amortization expense and $0.2 million of tax benefit attributable to accretion expense associated with the Company's settlement obligation, offset by $1.2 million of tax expense predominately attributable to the pretax earnings in various jurisdictions, and $0.3 million of tax expense attributable to amortization associated with the Company's debt.
During the period December 31, 2022 through November 14, 2023 (Predecessor), the rate difference between domestic and international jurisdictions was $5.2 million of a tax benefit, which was primarily related to $24.6 million of tax benefit predominately related to pretax earnings in various jurisdictions, $15.7 million of tax benefit related to liabilities management and separation costs, and $2.6 million of tax benefit related to non-restructuring impairment charges, offset by $37.7 million of tax expense attributable to reorganization items, net.
During the period December 31, 2022, through November 14, 2023 (Predecessor), the Company recognized a tax benefit of $95.0 million upon emergence from the 2023 Bankruptcy Proceedings. These impacts of emergence consist of a $241.2 million tax benefit related to the revaluation of net deferred tax assets as a result of fresh-start accounting, offset by $146.2 million of tax expense related to permanently nondeductible impacts on fair value adjustments.
As a result of the 2023 Plan, the Company recognized cancellation of debt income (“CODI”) on its indebtedness, resulting in the utilization of, and reduction to, certain of its tax losses and tax credits in the U.S. and Luxembourg. The emergence from the 2023 Bankruptcy Proceedings resulted in a change in ownership for purposes of IRC Section 382, causing the remaining U.S. tax losses, credits, and certain built in losses (“BILs”) to be limited under IRC Sections 382 and 383. The amount of the Company’s pre-ownership change U.S. NOLs and BILs that can be utilized generally cannot exceed an amount equal to the product of (a) the applicable federal long-term tax-exempt rate in effect on the date of the ownership change and (b) the value of its U.S. affiliate stock immediately prior to the implementation of each respective plan. The portion of deferred tax assets associated with the tax losses and credits that are limited under IRC Section 382 or 383, and that have a remote possibility of being utilized, have been written off. Refer to Note 4 for further information regarding the Company's income tax accounting policies.
On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) released the Global Anti-Base Erosion (“GloBE”) Model Rules (“Pillar Two”) providing a legislative framework for the Income Inclusion Rule and the Under-Taxed Payment Rule (“UTPR”). Pillar Two is designed to ensure that large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, principally creating a 15% minimum global effective tax rate. On December 15, 2022, the E.U. member states unanimously adopted a directive implementing the Pillar Two global minimum tax rules. On December 20, 2022, the OECD released three guidance documents related to Pillar Two. These documents included guidance on safe harbors and penalty relief and consultation papers on the GloBE Information Return and Tax Certainty for the GloBE rules. On January 15, 2025, the OECD issued additional administrative guidance aimed at streamlining the administration of the global minimum tax. A number of jurisdictions have transposed the directive into national legislation with the rules to be applicable for fiscal years beginning on or after December 31, 2023, with the exception of the UTPR which is to be applicable for fiscal years beginning on or after December 31, 2024. The Company's fiscal year end of December 29, 2023 allowed the Company to postpone the effective date of these law changes by one year. Based on the assessment for the period ending December 31, 2025 (Successor), certain transitional safe harbor relief applied to all jurisdictions and resulted in zero impact to income taxes.
The following table summarizes the activity related to the Company's unrecognized tax benefits, excluding interest:

	Year Ended,
	December 31, 2025	December 27, 2024
Balance at beginning of period	$31.1	$33.3
Additions related to current year tax positions	6.8	—
Additions related to prior period tax positions	1.1	—
Reductions related to prior period tax positions	—	(2.2)
Additions or reductions related to business combinations, acquisitions, or divestitures	(7.4)	—
Settlements	—	—
Lapse of statute of limitations	(5.0)	—
Balance at end of period	$26.6	$31.1

Unrecognized tax benefits, excluding interest, were reported in the following consolidated balance sheet captions in the amounts shown:

	December 31, 2025	December 27, 2024
Deferred income tax asset	$11.7	$11.3
Other income tax liabilities	14.9	19.8
	$26.6	$31.1
Total unrecognized tax benefits of $26.6 million as of the year ended December 31, 2025 (Successor), $30.9 million as of December 27, 2024 (Successor), and $30.1 million as of both December 29, 2023 (Successor) and November 14, 2023 (Predecessor), if favorably settled, would benefit the effective tax rate.
The Company recorded a decrease to accrued interest and penalties of $2.1 million for the year ended December 31, 2025 (Successor). The Company recorded an increase to accrued interest and penalties of $1.7 million for the year ended December 27, 2024 (Successor). The Company recorded zero accrued interest and penalties for the period November 15, 2023, through December 29, 2023 (Successor), and an increase to accrued interest and penalties of $1.4 million during the period December 31, 2022, through November 14, 2023 (Predecessor). The total amount of accrued interest and penalties related to uncertain tax positions was $3.8 million and $5.9 million as of December 31, 2025 (Successor), and December 27, 2024 (Successor), respectively.
Certain of the Company's subsidiaries continue to be subject to examination by taxing authorities. The earliest open year subject to examination for U.S. federal and U.S. state purposes is 2018 and 2011, respectively. The earliest open year subject to examination in other jurisdictions, including Ireland, Japan, Luxembourg, Switzerland and the U.K. is 2014.
Income taxes payable, including uncertain tax positions and related interest accruals, were reported in the following consolidated balance sheet captions in the amounts shown:

	December 31, 2025	December 27, 2024
Accrued and other current liabilities	$2.9	$1.5
Other income tax liabilities	18.8	25.7
	$21.7	$27.2
Tax receivables were included in the following consolidated balance sheet captions in the amounts shown:

	December 31, 2025	December 27, 2024
Prepaid expenses and other current assets	$48.2	$54.4
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred tax asset (liability) at the end of each fiscal year were as follows:

	December 31, 2025	December 27, 2024
Deferred tax assets:
Tax loss and credit carryforward	$3,404.8	$3,495.2
Capital tax loss carryforward and related assets	327.6	187.7
Intangible assets	430.5	472.8
Other	246.3	202.4
	$4,409.2	$4,358.1
Deferred tax liabilities:
Other	$(68.6)	$(35.0)
	$(68.6)	$(35.0)
Net deferred tax asset before valuation allowances	$4,340.6	$4,323.1
Valuation allowances	(3,801.4)	(3,756.0)
Net deferred tax asset	$539.2	$567.1

The following table presents a reconciliation of the deferred tax asset valuation allowance:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Balance at beginning of period	$3,756.0	$4,582.1	$4,582.8	$4,992.9
Charged to costs and expenses	54.9	(825.6)	(0.8)	(409.4)
Charged to Other Accounts	(9.5)	(0.5)	0.1	(0.7)
Balance at the end of the period	$3,801.4	$3,756.0	$4,582.1	$4,582.8
The net deferred tax asset before valuation allowances was $4,340.6 million as of December 31, 2025 (Successor), compared to $4,323.1 million as of December 27, 2024 (Successor). This increase consists of $119.1 million related to the Business Combination and the Separation and $25.8 million related to other operational activity, offset by $127.4 million related to tax attribute utilization primarily related to the effects of the Business Combination and Par Health Separation.
The deferred tax asset valuation allowances were $3,801.4 million and $3,756.0 million as of December 31, 2025 (Successor) and December 27, 2024 (Successor), respectively. The valuation allowances as of both December 31, 2025 (Successor) and December 27, 2024 (Successor) relate primarily to the uncertainty of the utilization of certain deferred tax assets, driven by domestic and international net operating and capital losses, credits, and intangible assets. The increase is primarily driven by an increase in capital tax loss carryforwards and related assets.
Deferred taxes were included in the following consolidated balance sheet captions in the amounts shown:

	December 31, 2025	December 27, 2024
Deferred income tax asset	$654.8	$567.1
Other liabilities	(115.6)	—
Net deferred tax asset	$539.2	$567.1
As of December 31, 2025 (Successor), the Company had $57.1 million of domestic NOL carryforwards measured at the applicable statutory rates, which have no expiration date. As of December 31, 2025 (Successor), the Company had approximately $3,345.6 million of NOL carryforwards in certain international jurisdictions measured at the applicable statutory rates, of which $1,230.7 million have no expiration and the remaining $2,114.9 million will expire in future years through 2041.
As of December 31, 2025 (Successor), the Company had approximately $312.9 million of domestic capital loss carryforwards measured at the applicable statutory rates, which have no expiration date. As of December 31, 2025 (Successor), the Company had $14.7 million of capital loss carryforwards in certain international jurisdictions measured at the applicable statutory rates, which will expire in 2030.
As of December 31, 2025 (Successor), the Company had $2.1 million of tax credits available to reduce future income taxes payable, in international jurisdictions, which will expire in future years through 2045.
As of December 31, 2025 (Successor), the Company had cumulative unremitted earnings of $1.9 million. Such amount is indefinitely reinvested and it is not practicable to determine the associated potential tax liability due to the complexity of the Company's legal entity structure as well as the timing, extent, and nature of any hypothetical realization.

10.	(Loss) income per Share
The weighted-average number of shares outstanding used in the computations of both basic and diluted (loss) income from continuing operation per share and discontinued operations per share were as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Basic	28.0	19.7	19.7	13.3
Dilutive impact of restricted share units	—	0.1	—	—
Diluted	28.0	19.8	19.7	13.3

The computation of diluted weighted-average shares outstanding for the years ended December 31, 2025 and December 27, 2024 (Successor), the period November 15, 2023 through December 29, 2023 (Successor), and the period December 31, 2022 through November 14, 2023 (Predecessor) excluded approximately 1.7 million, 1.7 million, 1.0 million and zero shares of Opioid CVRs for the Successor periods only and equity awards for all periods presented, respectively, because the effect would have been anti-dilutive.
As previously noted, pursuant to the CVR Termination Agreement, on November 10, 2025, the CVRs were cancelled and the CVR Agreement was terminated in exchange for a payment by the Company of $35.0 million to the Trust.

11.	Inventories
Inventories were comprised of the following at the end of each period:

	December 31, 2025	December 27, 2024
Raw materials	$54.1	$45.9
Work in process	253.7	135.9
Finished goods	245.7	132.1
Inventories (1)	$553.5	$313.9

Inventories, long-term (1) (2)	$497.4	$102.4
(1)As of December 31, 2025 inventories and inventories, long-term include approximately $368.0 million and $413.0 million, respectively of remaining unamortized fair value step up. As of December 27, 2024, inventories and inventories, long-term include $176.4 million and $56.5 million respectively, of remaining unamortized fair value step up. The remaining unamortized fair value step up will be expensed as COGS in future periods as the inventory is sold.
(2)Inventories, long-term are included in other assets in the consolidated balance sheets at December 31, 2025, and December 27, 2024.

12.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	December 31, 2025	December 27, 2024
Land	$8.2	$7.0
Buildings	56.5	42.3
Capitalized software	4.8	1.6
Machinery and equipment	116.4	61.2
Construction in process	22.3	12.8
Property, plant and equipment, at cost	208.2	124.9
Less: accumulated depreciation	(22.8)	(7.7)
Property, plant and equipment, net	$185.4	$117.2
Depreciation expense was as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Depreciation expense	$15.1	$7.4	$0.8	$24.4

13.	Leases
Lease assets and liabilities related to the Company's operating leases are reported in the following consolidated balance sheet captions:

	December 31, 2025	December 27, 2024
Other assets	$59.2	$23.1

Accrued and other current liabilities	11.9	6.3
Other liabilities	48.7	16.5
Total lease liabilities	$60.6	$22.8
Dependent on the nature of the leased asset, lease expense is included within cost of sales or SG&A. The primary components of lease expense were as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Lease expense:
Operating lease	$15.8	$9.5	$1.4	$9.9
Short-term lease	0.6	0.3	0.2	0.8
Variable lease	—	—	—	2.3
Total lease expense	$16.4	$9.8	$1.6	$13.0
Lease terms and discount rates were as follows:

	December 31, 2025	December 27, 2024
Weighted-average remaining lease term (in years) - operating leases	6.4	5.3
Weighted-average discount rate - operating leases	6.7%	7.6%
Contractual maturities of operating lease liabilities as of December 31, 2025 were as follows:

Fiscal 2026	$16.6
Fiscal 2027	14.5
Fiscal 2028	13.3
Fiscal 2029	9.2
Fiscal 2030	8.2
Thereafter	19.1
Total lease payments	80.9
Less: Interest	(20.3)
Present value of lease liabilities	$60.6
Other supplemental cash flow information related to leases were as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.5	$9.1	$1.8	$9.2
Lease assets obtained in exchange for lease obligations:
Operating leases	$17.0	$3.9	$—	$9.9

14.	Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2025 (Successor).

Total
Balance as of December 27, 2024 (Successor)	$—
Goodwill additions (Note 5)	31.8
Balance as of December 31, 2025 (Successor)	$31.8
Intangible Assets
In connection with the Business Combination, the Company acquired $2,277.7 million of intangible assets. Refer to Note 5 for additional information on the Business Combination.
During the fourth quarter 2025, notification of changes in third-party reimbursement coding constituted a triggering event requiring the Company to evaluate the recoverability of a developed technology intangible asset with a carrying value of $173.8 million as of December 31, 2025 (Successor). The Company evaluated the recoverability of the asset by comparing the carrying value to the sum of the associated undiscounted future cash flows. Based on this analysis, the Company concluded that the carrying value was recoverable and no impairment charge was recorded. Although no impairment was recorded, the recoverability assessment is sensitive to key assumptions, including projected future sales, cost of sales and operating costs, and unfavorable changes in these assumptions or related facts and circumstances could lead to future impairment charges.

In connection with the Therakos Divestiture, during the fiscal year ended December 27, 2024 (Successor), the Company divested intangible assets with a carrying value of $108.7 million, which was comprised of $129.4 million gross carrying amount and $20.7 million of accumulated amortization. Refer to Note 6 for additional information on the Therakos Divestiture.
As part of fresh-start accounting, as of the 2023 Effective Date, the Company wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded $361.1 million to reflect the fair value of intangible assets of the Successor. Refer to Note 3 for additional information on fresh-start accounting.
The Company recorded impairment charges totaling $50.1 million during the period December 31, 2022, through November 14, 2023 (Predecessor), related to StrataGraft due to lower than anticipated cash flows.
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	Successor
	December 31, 2025			December 27, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable:
Developed technology	$2,404.7	$175.1	$2,229.6	$231.7	$60.0	$171.7
Intangible assets, net	$2,404.7	$175.1	$2,229.6	$231.7	$60.0	$171.7
Intangible asset amortization expense
The weighted-average amortization period for developed technology is 11.7 years. Intangible asset amortization expense was as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Amortization expense	$115.4	$66.2	$14.4	$433.4

The estimated aggregate amortization expense on amortizable intangible assets as of December 31, 2025 (Successor) is expected to be as follows:

Fiscal 2026	$220.5
Fiscal 2027	217.1
Fiscal 2028	213.8
Fiscal 2029	207.6
Fiscal 2030	195.5

15.	Debt
Debt was comprised of the following at the end of each period:

	December 31, 2025			December 27, 2024
	Principal	Carrying Value (2)	Unamortized Discount and Debt Issuance Costs	Principal	Carrying Value (2)	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Term Loan due April 2031 (1) (2)	$15.0	$15.0	$—	$—	$—	$—
Second-Out Takeback Term Loan due November 2028 (2)	—	—	—	3.9	3.9	—
Total current maturities of long-term debt	$15.0	$15.0	$—	$3.9	$3.9	$—

Long-term debt:
Term Loan due April 2031 (1) (2)	$1,466.3	$1,472.3	$—	$—	$—	$—
8.50% Senior Secured Notes Due April 2031 (1) (2)	1,000.0	1,060.0	—	—	—	—
Second-Out Takeback Term Loan due November 2028 (2)	—	—	—	384.5	406.3	—
14.75% Second-Out Takeback Notes due November 2028 (2)	—	—	—	477.2	505.4	—
Receivables financing facility due December 2027	—	—	—	—	—	2.2
Total long-term debt	$2,466.3	$2,532.3	$—	$861.7	$911.7	$2.2
Total debt	$2,481.3	$2,547.3	$—	$865.6	$915.6	$2.2
(1)These instruments were assumed in connection with the Business Combination.
(2)Following the initial recognition at fair value, the Company accounted for its debt instruments utilizing the amortized cost method and amortizes the fair value premium to the principal amount over the term of the respective instruments. Such amortization expense is reflected as interest expense on the consolidated statement of operations. As of December 31, 2025, and December 27, 2024, the total unamortized premium within the consolidated balance sheets was $66.0 million and $50.0 million, respectively.
Takeback Debt
On November 14, 2023, the Company entered into Takeback Term Loans, consisting of approximately $229.4 million of First-Out Takeback Term Loans and approximately $642.0 million of Second-Out Takeback Term Loans. The Company also issued approximately $778.6 million in aggregate principal amount of Takeback Notes.
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

On August 1, 2025, in connection with the consummation of the Business Combination, the Company and its subsidiaries prepaid in full approximately $385.5 million in outstanding aggregate principal amount of the Second-Out Takeback Term Loans, constituting all of the remaining indebtedness then-outstanding under the then-existing credit agreement, together with accrued and unpaid interest thereon, as well as a payment of approximately $10.6 million in required makewhole premium.
Also in connection with the consummation of the Business Combination, on August 1, 2025, the Company and its subsidiaries redeemed in full approximately $477.2 million in outstanding principal amount of Takeback Notes, constituting all of the existing Takeback Notes then-outstanding under the then-existing indenture, for a redemption price equal to such outstanding principal amount, accrued and unpaid interest thereon and approximately $13.7 million in required makewhole premium. As a result of such prepayment, and redemption, the then-existing credit agreement was terminated, the then-existing indenture was discharged and all guarantees of, and liens securing, the obligations thereunder were released.
As a result of the mandatory prepayment, the Company recorded $15.9 million as a net gain on debt extinguishment, comprised of $40.2 million to write-off certain unamortized premiums net of debt issuance costs write-offs, offset by the $24.3 million payment of the makewhole premium.
Par Health Credit Agreement
On July 31, 2025, in connection with the consummation of the Business Combination, ST 2020, Inc. (“Par Health Parent”), a former wholly owned subsidiary of the Company, and MEH, Inc. (“Par Health Borrower”), a wholly owned subsidiary of Par Health Parent, entered into a credit agreement (as amended, modified or supplemented, the “Par Health Credit Agreement”) with the lenders named therein, Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and OPY Credit Corp., as trading agent, providing for $1,350.0 million in aggregate principal amount of senior secured credit facilities (“Par Health Facilities”), comprising (i) a $1,200.0 million senior secured term loan facility with a maturity date of July 31, 2030 (“Par Health Term Facility”), and (ii) a $150.0 million senior secured revolving credit facility with a maturity date of July 31, 2030 (“Par Health Revolving Credit Facility”). Par Health Borrower borrowed $1,200.0 million under the Par Health Term Facility on August 1, 2025.
The Company capitalized $28.3 million of certain third-party debt issuance costs in connection with executing the Par Health Credit Agreement. Approximately $26.8 million of the capitalized costs were attributed to the Par Health Credit Agreement and were recorded as a direct reduction of long-term debt on the Company’s Consolidated Balance Sheet. Approximately $1.5 million of the capitalized costs were attributed to the Par Health Revolving Credit Facility and were recorded within other assets on the Company’s Consolidated Balance Sheet. These capitalized costs will be amortized into interest expense over the five-year term of the Par Health Credit Agreement.
The Par Health Credit Agreement was transferred to Par Health in connection with the Separation and all relevant obligations and remaining unamortized capitalized costs were derecognized from the Company’s balance sheet. As a result of the Separation, none of the Company or its subsidiaries continue to be borrowers or guarantors of the indebtedness under the Par Health Credit Agreement. All borrowers and guarantors in respect of such indebtedness are subsidiaries of Par Health.
Endo’s Indebtedness that Remained Outstanding after the Business Combination
After the consummation of the Business Combination, Endo’s existing indebtedness, consisting of its existing senior secured credit facilities and existing senior secured notes, remained outstanding as obligations of certain subsidiaries of the Company.
Endo Credit Facilities
Endo’s existing senior secured credit facilities consisting of (i) a revolving credit facility with a maturity date of April 23, 2029, and commitments equal to $400.0 million (“Revolving Credit Facility due April 2029”) and (ii) a term facility with a maturity date of April 23, 2031 with an outstanding principal balance of $1,489.0 million (“Term Facility due April 2031”, together with the Revolving Credit Facility due April 2029, the “Endo Credit Facilities”).
The Endo Credit Facilities are governed by that certain credit agreement, dated as of April 23, 2024, among Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.) (“Endo Borrower”), as borrower, Endo, as parent, the additional borrowers from time to time party thereto, the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender (as amended, modified or supplemented, the “Endo Credit Agreement”). The Endo Credit Agreement contains mandatory prepayment provisions, representations and warranties, affirmative and negative covenants and events of default (including as to certain change in control events) that, in each case, the Company believes to be customary for senior secured credit facilities of this type. The negative covenants include, among other things, indebtedness, fundamental changes, dispositions of property and assets (including sale-leaseback transactions), investments, restricted payments, restrictive agreements, transactions with affiliates, swap arrangements, amending subordinated debt documents, changes in fiscal year and changes in the nature of business. If the Endo Borrower draws more than 40% of total available credit under its Revolving Credit Facility due April 2029 (other than (a) undrawn letters of credit in an amount not to exceed $20.0 million and (b) cash collateralized or backstopped letters of credit), Endo will be required to comply with a maximum first lien net leverage ratio not to exceed 6.10 to 1.00.
Borrowings bear interest, at the borrower’s election, based on: (x) under the Revolving Credit Facility due April 2029, (i) the alternate base rate; (ii) the Canadian prime rate; (iii) Term SOFR (as defined in the Endo Credit Agreement); or (iv) Adjusted Term

CORRA (as defined in the Endo Credit Agreement) and (y) under the Term Facility due April 2031, (i) the alternate base rate or (ii) Term SOFR (as defined in the Endo Credit Agreement), in each case, plus the applicable margin; provided that Term SOFR and Adjusted Term CORRA shall not be less than, with respect to loans under the Revolving Credit Facility due April 2029, —% per annum, and with respect to loans under the Term Facility due April 2031, 0.50%. The applicable margins are based upon a first lien net leverage ratio as set forth in the Endo Credit Agreement, which range from: (i) for loans under the Revolving Credit Facility due April 2029 based on (x) Term SOFR or Adjusted Term CORRA, 3.00% to 3.50% and (y) alternate base rate or Canadian prime rate, 2.00% to 2.50%; and (ii) for loans under the Term Facility due April 2031 based on (x) Term SOFR, 3.75% to 4.00% and (y) alternate base rate, 2.75% to 3.00%. The Endo Borrower is also required to pay quarterly in arrears a commitment fee on undrawn commitments under the Revolving Credit Facility due 2029 at a per annum rate, based upon a first lien net leverage ratio, of 0.25% to 0.50%.
As of December 31, 2025, the aggregate outstanding principal amount of loans under the Term Facility due April 2031 was $1,481.3 million and approximately $396.0 million of capacity under the Revolving Credit Facility due April 2029 was undrawn and available to the Endo Borrower, net of outstanding standby letters of credit.
The obligations under the Endo Credit Agreement are guaranteed by Endo and certain of the Company’s other subsidiaries (“Guarantors”) and secured by a lien on substantially all the assets (with certain exceptions) of the Endo Borrower and the Guarantors in accordance with the terms of the Endo Credit Agreement, the other related security documents and that certain first lien intercreditor agreement, dated as of April 23, 2024, among the notes collateral agent for the 8.50% Senior Secured Notes due April 2031 (as defined below), the collateral agent for the Endo Credit Agreement, the Endo Borrower, the Guarantors from time to time party thereto and the other agents from time to time party thereto (as amended, modified or supplemented, the “Intercreditor Agreement”).
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
The Company did not file this Annual Report on Form 10-K (“Annual Report”) by its initial due date of March 31, 2026, which resulted in its failure to comply with the covenant in the Endo Credit Agreement that required the Company to deliver audited annual financial statements by that date. The Company’s delivery of the audited financial statements that are contained in this Annual Report will cure the aforementioned covenant default.
Endo’s 8.50% Senior Secured Notes due April 2031
As of December 31, 2025, Endo’s 8.50% senior secured notes with a maturity date of April 15, 2031 (the 8.50% Senior Secured Notes due April 2031”), had an outstanding principal balance of $1,000.0 million. The 8.50% Senior Secured Notes due April 2031 are obligations of the Endo Borrower (and a subsidiary thereof), are guaranteed by the Guarantors and are secured by a lien on substantially all the assets (with certain exceptions) of the Endo Borrower and the Guarantors in accordance with the terms of the Indenture (as defined below), the other related security documents and the Intercreditor Agreement. The 8.50% Senior Secured Notes due April 2031 will mature on April 15, 2031, subject to earlier repurchase or redemption in accordance with the terms of the Indenture (as defined below), and bear interest at 8.50% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2024.
At any time prior to April 15, 2027, the 8.50% Senior Secured Notes due April 2031 are redeemable by the Endo Borrower, in whole or in part, at a redemption price equal to 100.00% of the principal amount of the 8.50% Senior Secured Notes due April 2031 redeemed, plus the greater of 1.0% of the principal amount of the 8.50% Senior Secured Notes due April 2031 redeemed and a makewhole premium, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
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

Upon the occurrence of certain change of control events, the Endo Borrower must offer to repurchase the 8.50% Senior Secured Notes due April 2031 at 101.00% of their aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.
On or after April 15, 2027, the Endo Borrower may on any one or more occasions redeem all or part of the 8.50% Senior Secured Notes due April 2031 at a redemption price expressed as a percentage of the principal amount thereof, which percentages are 104.25% for the twelve-month period beginning on April 15, 2027; 102.13% for the twelve-month period beginning on April 15, 2028; and 100.00% beginning on April 15, 2029 and thereafter, in each case, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
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
The Company did not file this Annual Report by its initial due date of March 31, 2026, which resulted in its failure to comply with the covenant in the Indenture that required the Company to deliver audited annual financial statements by that date. The Company’s delivery of the audited financial statements that are contained in this Annual Report will cure the aforementioned covenant default.
Applicable interest rate
As of December 31, 2025, the applicable interest rate on the Company's debt instruments were as follows:

Applicable interest rate
Term Loan due April 2031	7.47%
8.50% Senior Secured Notes due April 2031	8.50
The Company's stated long-term debt principal repayment obligations as of December 31, 2025 are as follows:

2026	$15.0
2027	15.0
2028	15.0
2029	15.0
2030	15.0

16.	Retirement Plans
Defined Contribution Retirement Plans
The Company maintains one active tax-qualified 401(k) retirement plan and one active non-qualified deferred compensation plan in the U.S. The 401(k) retirement plan provides for an automatic Company contribution of 3% of an eligible employee's pay, with an additional Company matching contribution generally equal to 50.0% of each employee's elective contribution to the plan up to 8% of the employee's eligible pay. Total defined contribution expense was $13.0 million, $11.8 million, $1.3 million, and $9.8 million for the years ended December 31, 2025, and December 27, 2024, the period November 15, 2023 through December 29, 2023 (Successor) and the period December 31, 2022, through November 14, 2023 (Predecessor). The deferred compensation plan permitted eligible employees to defer a portion of their compensation. The deferred compensation plan is currently frozen for employee deferrals.

17.	Equity
On July 31, 2025, prior to the completion of the Business Combination, the Company adopted new Articles of Association, which among other things, provided that the authorized share capital of the Company was $10.0 million and €25,000, divided into 500,000,000 ordinary shares, par value $0.01 per share, 500,000,000 preferred shares, par value $0.01 per share, and 25,000 ordinary A shares, par value €1.00 per share. The preferred shares may be issued with such rights as the Board may determine.
On July 31, 2025, pursuant to the terms of the Transaction Agreement, at the effective time of the Business Combination (“Merger Effective Time”), each share of common stock of Endo issued and outstanding as of immediately prior to the Merger Effective Time, other than the shares of Endo common stock owned by Endo, any Endo subsidiary, the Company, Merger Sub or any of the Company or their respective subsidiaries, was cancelled and converted into the right to receive 0.2575 of a Company ordinary share and approximately $1.31 in cash, without interest and subject to applicable withholding. Former holders of Endo common stock received cash in lieu of any fractional Company ordinary shares they would otherwise have been entitled to receive. The issuance of Company ordinary shares in connection with the Business Combination was registered under the Securities Act, pursuant to the Company’s registration statement on Form S-4 filed with the SEC on April 23, 2025, as amended.
Endo’s common stock outstanding immediately prior to the Business Combination was 76,313,462 shares, which resulted in the issuance of 19,650,663 Company ordinary shares to former holders of Endo common stock.
On October 8, 2025, the Company’s shareholders approved an ordinary resolution to subdivide and increase the Company’s authorized share capital to $3,005.0 million and €25,000 divided into 500 million ordinary shares of $0.01 each, 3 trillion preferred shares of $0.001 each and 25,000 ordinary A shares of €1.00 each. On October 10, 2025, the Company declared the issuance of 45,564 preferred shares for each outstanding ordinary share to the Company’s shareholders of record as of the close of business on October 8, 2025. As this involves the issuance of equity shares, the Company accounted for this as a dividend-in-kind and was recorded at the fair value of the shares distributed. The issuance was intended to facilitate the distribution of Par Health shares. As such, the Company determined that the fair value of the issued preferred shares is de minimis and thus no distribution was recorded on the issuance date. Under the Irish law, the preferred shares were credited as paid up pursuant to a capitalization of a merger reserve account.
On November 10, 2025, at 12:01 a.m. (Eastern Time in the United States), the Company completed the Separation, which was implemented by way of a redemption of all of the Company’s issued and outstanding preferred shares, upon which the preferred shares were automatically cancelled and as such are no longer outstanding. In connection with the Redemption and pursuant to Irish law, the Company allocated the right to receive 39,421,398 shares of Par Health Common Stock to certain holders of record of preferred shares as of October 27, 2025. Refer to Note 6 for additional information on the Redemption.

18.	Share-Based Compensation
Share-Based Compensation Plans
The Keenova Therapeutics plc 2025 Stock and Incentive Plan, effective August 13, 2025 (the “2025 Stock and Incentive Plan”), provides for the award of stock options, stock appreciation rights, long-term performance awards and other share-based awards (collectively, “Awards”). The maximum number of ordinary shares to be issued as Awards under the 2025 Stock and Incentive Plan as of the effective date of the 2025 Stock and Incentive Plan was 6,936,576 (which reflects the adjustment for the Separation), as may be further adjusted from time to time pursuant to the terms of the 2025 Stock and Incentive Plan.
The 2025 Stock and Incentive Plan supersedes and replaces the Mallinckrodt Pharmaceuticals Stock and Incentive Plan, as amended and restated effective February 2, 2024 (the “2024 Stock and Incentive Plan”). The 2024 Stock and Incentive Plan similarly provided for the grant of Awards; however, following the effectiveness of the 2025 Stock and Incentive Plan, no further Awards will be granted under the 2024 Stock and Incentive Plan.
In connection with the Business Combination, the Company assumed the Endo, Inc. 2024 Stock Incentive Plan (“Endo Plan”). Following the effectiveness of the 2025 Stock and Incentive Plan, no further Awards will be granted under the Endo Plan.
On November 15, 2023, all outstanding equity-based awards under the previous Mallinckrodt Pharmaceuticals Stock and Incentive Plan, as amended and restated effective February 23, 2022, were automatically cancelled without consideration. No awards were granted during the period November 15, 2023, through December 29, 2023 (Successor).

Share-Based Compensation Expense
Total share-based compensation cost was as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023 (1)	Period from December 31, 2022 through November 14, 2023
Share-based compensation expense	$46.4	$7.2	$—	$8.9
Discontinued operations (Note 5)	(2.7)	(0.5)	—	(0.3)
Share-based compensation expense - continuing operations	$43.7	$6.7	$—	$8.6
(1)No awards were granted during the period November 15, 2023 through December 29, 2023 (Successor).
These amounts are generally included within SG&A expenses in the consolidated statements of operations. The Company recognized zero tax benefits associated with this expense for all periods presented.
Awards
Restricted share units (“RSUs”). Recipients of RSUs have no voting rights and receive dividend-equivalent units that vest concurrently with the related shares. RSUs generally vest in equal annual installments over a period of three years. Restrictions on RSUs lapse upon vesting over time, which may be accelerated in certain circumstances pursuant to the terms of the applicable award agreements and the 2025 Stock and Incentive Plan, 2024 Stock and Incentive Plan or the Endo Plan, as applicable. The fair value of RSUs are amortized on a graded basis over the respective vesting period of each award. As of the 2023 Effective Date, the Company’s ordinary shares were no longer traded on an active market. Accordingly, the fair value of share-based awards granted after the 2023 Effective Date requires the valuation of the Company’s equity utilizing the application of significant estimates, assumptions, and judgments, as further described in Note 4.
A portion of the RSUs granted during the fiscal year ended December 27, 2024 (Successor), could have been settled in shares and were classified as equity-based awards, and a portion of the RSUs had the ability to be settled in either shares or cash at the holder’s discretion and were classified as liability-based awards.
RSU activity was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 30, 2022 (Predecessor)	890,485	12.03
Granted	2,089,814	1.18
Vested	(332,604)	12.89
Forfeited/Cancelled	(2,647,695)	3.35
Non-vested as of November 14, 2023 (Predecessor)	—	—

Non-vested as of December 29, 2023 (Successor)	—	—
Granted	262,614	48.19
Forfeited/Cancelled	(5,745)	48.19
Non-vested as of December 27, 2024 (Successor)	256,869	48.19
Granted	191,217	90.50
PSU Conversions to RSUs	525,247	72.75
Endo RSU Award Conversions	49,099	90.50
Endo PSU Award Conversions	171,854	90.50
Accelerated Vestings as a result of the Business Combination	(161,953)	73.22
Net Separation Impact	21,463	N/A
Vested	(183,469)	68.62
Forfeited/Cancelled	(29,547)	73.22
Non-vested as of December 31, 2025 (Successor)	840,780	62.47
Granted. During the year-ended December 31, 2025 (Successor), certain executives and non-employee directors were granted awards, resulting in 191,217 RSUs being awarded with a grant date value of 90.50 per share. The total fair value of RSU awards granted during the year ended December 31, 2025 (Successor), was $17.3 million.

As of December 31, 2025 (Successor), there was $27.9 million of total unrecognized compensation costs related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.2 years.
Performance Stock Unit (“PSU”) Conversions to RSUs. The Business Combination qualified as a “Qualifying Significant Event” that was not also a change of control under the terms of the PSUs granted under the 2024 Stock and Incentive Plan, which were held by certain then-existing employees and non-employee directors of the Company. Therefore, as a result of the Business Combination, such PSUs were converted into RSUs that will fully vest on December 25, 2026. The remaining fair value of such awards will be recognized as expense over the requisite service period of the award.
Endo RSU award Conversions. As a result of the Business Combination, each outstanding RSU award in respect of Endo common stock that was subject only to time-based vesting requirements (an “Endo RSU award”) and that was held by an employee or Endo or a subsidiary of Endo, was assumed by the Company and converted into a RSU award in respect of a number of Company ordinary shares equal to (i) the total number of Endo common stock underlying such Endo RSU award as of immediately prior to the Merger Effective Time multiplied by (ii) the sum of (x) the Per Share Stock Consideration plus (y) the quotient obtained by dividing the Per Share Cash Consideration by the per share price of Company ordinary shares as specified in the Transaction Agreement (“Company Per Share Price”). Each assumed Endo RSU award continues to have, and is subject to, the same terms and conditions (including vesting schedules) that applied to the corresponding Endo RSU award immediately prior to the Merger Effective Time.
Endo PSU award Conversions. As a result of the Business Combination, each RSU award in respect of Endo common stock that was subject, in whole or in part, to performance-based vesting conditions (an “Endo PSU award”) was assumed by the Company and converted into an RSU award in respect of a number of Company ordinary shares equal to the product of (i) the total number of Endo common stock underlying such Endo PSU award as of immediately prior to the Merger Effective Time, assuming performance goals are achieved based on target performance, multiplied by (ii) the sum of (x) the Per Share Stock Consideration plus (y) the quotient obtained by dividing the per share cash consideration by the Company Per Share Price. Each Endo PSU award otherwise continues to be subject to the same terms and conditions (including vesting) that applied to the corresponding Endo PSU award immediately prior to the Merger Effective Time.
Accelerated Vestings as a result of the Business Combination. In accordance with the terms of their respective awards, certain non-employee directors and executives vested following the consummation of the Business Combination.
Net Separation Impact. Pursuant to the terms of the employee matters agreement entered into in connection with the Separation, the outstanding RSUs held by executives whose employment was being transferred to Par Health were assumed by Par Health and converted into RSUs of Par Health. Each RSU award in respect of Company ordinary shares that was outstanding as of immediately prior to the effective time of the Separation was converted into a RSU of Par Health, generally subject to the same terms and conditions (including with respect to vesting and settlement) after the effective time of the Separation as were applicable to such RSU award immediately prior to the effective time of the Separation, provided, however, that from and after the effective time of the Separation, the number of ordinary shares subject to the corresponding RSU award immediately prior to the effective time of the Separation, multiplied by the quotient obtained by dividing (a) the Pre-Separation Mallinckrodt stock value by (b) the post-Separation Keenova stock value. Prior to the Separation, RSU amounts included in the table above include awards granted, vested and forfeited that relate to these executives whose employment was being transferred to Par Health. RSU share counts for previously presented periods include the disclosure of awards granted, vested and forfeited that relate to these Par Health employees that are no longer with the Company. The total amount of shares surrendered upon Separation was 125,876.
Additionally, pursuant to the terms of the employee matters agreement entered into in connection with the Separation, RSU awards held by executives and non-employee directors who remained with the Company after the Separation that were outstanding immediately prior to the effective time of the Separation remained outstanding. Such RSU awards continued to be subject to the same terms and conditions (including with respect to vesting and settlement) after the effective time of the Separation as were applicable to such RSU award immediately prior to the effective time of the Separation, except that the number of ordinary shares subject to the RSU award was adjusted such that the number of ordinary shares subject to the RSU award was determined by multiplying (a) the number of ordinary shares subject to the RSU award immediately prior to the effective time of the Separation and (b) the quotient obtained by dividing the Pre-Separation Parent Stock Value by the Post-Separation Parent Stock Value (both as defined in the employee matters agreement). The number of additional RSUs issued in connection with such adjustment was 147,339.
Performance share units. Similar to recipients of RSUs, recipients of PSUs have no voting rights and receive dividend-equivalent units. The accounting policy election to recognize the expense associated with the grant-date fair value of PSUs, which were deemed probable to vest, is further discussed in Note 4.
For the awards granted during the fiscal year ended December 27, 2024 (Successor), the determination of fair value required the valuation of the Company’s equity utilizing the application of significant estimates, assumptions, and judgments, as further described in Note 4.

For the Predecessor PSU awards, the Company generally used the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value. The assumptions used in the Monte Carlo model for PSUs granted during the period December 31, 2022, through November 14, 2023 (Predecessor), were as follows:

Predecessor
Period from December 31, 2022 through November 14, 2023 (1)
Expected stock price volatility	40.1%
Peer group stock price volatility	124.7
Correlation of returns	23.8
(1)These PSU awards were subsequently cancelled upon the emergence from the 2023 Bankruptcy Proceedings.
A portion of the PSUs granted during the period December 31, 2022 to November 14, 2023 (Predecessor) could have been settled in shares and were classified as equity-based awards, and a portion of the PSUs had the ability to be settled in either shares or cash, at the holder’s discretion and were classified as liability-based awards. The vesting of these PSUs was based on various performance metrics and relative total shareholder return (total shareholder return for the Company as compared to total shareholder return of the PSU peer group). The fair value of the liability-based awards was measured quarterly and based on the Company's performance.
PSU activity was as follows (1):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 30,2022 (Predecessor)	675,821	8.34
Granted	1,459,493	10.13
Forfeited	(2,135,314)	10.36
Non-vested as of November 14, 2023 (Predecessor)	—	—

Non-vested as of December 29, 2023 (Successor)	—	—
Granted	525,247	72.75
Non-vested as of December 27, 2024 (Successor)	525,247	72.75
Granted	—	—
PSU Conversions to RSUs	(525,247)	72.75
Forfeited	—	—
Non-vested as of December 31, 2025 (Successor)	—
(1)    The number of shares disclosed within this table are at the target number of 100.0%.
PSU Conversions. Immediately prior to the Business Combination, the performance metrics for the PSUs granted under the 2024 Stock and Incentive Plan were based on a realized value of the Company, as defined by the applicable award agreements. As discussed above, as a result of the Business Combination, such PSUs were converted into RSUs.

19.	Guarantees
In disposing of assets or businesses, the Company has from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. The Company assesses the probability of potential liabilities related to such representations, warranties and indemnities and adjusts potential liabilities as a result of changes in facts and circumstances. As of December 31, 2025, the Company believes the likelihood of payment is remote and the fair value of such guarantees is not material.
Pursuant to the terms of the separation agreement with Par Health, each of the Company and Par Health are required to use commercially reasonable efforts to cause the removal of the other party and its respective subsidiaries as guarantor of, or obligor for, certain non-indebtedness obligations following the separation. To the extent that the Company cannot be released from any such guarantee or obligation, Par Health is required to indemnify the Company for any losses, costs, or exposure arising from such guarantee. Certain of these guarantees require that the Company maintain cash collateral which totals $37.9 million as of December 31, 2025 and which is classified as restricted cash on the Company’s consolidated balance sheet. As of December 31, 2025, the Company believes the likelihood of payment is remote and the fair value of such guarantees is not material.

In connection with the sale of the Specialty Chemical business (formerly known as Mallinckrodt Baker) in fiscal 2010, the Company agreed to indemnify the purchaser with respect to various matters, including certain environmental, health, safety, tax and other matters. The indemnification obligations relating to certain environmental, health and safety matters have a term of 17 years from the sale, while some of the other indemnification obligations have an indefinite term. The liability relating to all of these indemnification obligations was governed by a contract that was rejected as part of the Chapter 11 proceedings and Irish examinership proceedings on June 16, 2022 (“2020 Bankruptcy Proceedings”) and is no longer a liability subsequent to June 16, 2022 (“2020 Effective Date”). The Company was required to pay $30.0 million into an escrow account as collateral to the purchaser. The contract governing the escrow account was assumed in the 2020 Bankruptcy Proceedings. As of December 31, 2025, and December 27, 2024, $22.2 million and $21.3 million, respectively, remained in restricted cash, included in Other assets on the consolidated balance sheets. As of December 31, 2025, the Company does not expect to make future payments related to these indemnification obligations.

20.	Commitments and Contingencies
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
Government Proceedings
U.S. Attorney's Office Subpoena W.D. Va. In March 2025, Endo USA, Inc. (“Endo USA”) received a subpoena duces tecum issued by the WDVA USAO requesting documents and information from 1996 through the present related to any interactions by Endo USA, its affiliates, predecessors or other related parties with pharmacy benefit managers, including (i) remuneration provided, (ii) negotiation of rebates, (iii) communications regarding the prescription, administration or payment for opioid medications, and (iv) communications regarding the safety or efficacy of opioid medications. Endo USA received two additional subpoenas from WDVA USAO seeking related material in April 2025. Endo USA has responded to the subpoenas and is cooperating with the investigation. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
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
U.S. Department of Justice Civil Investigative Demand. In October 2025, Endo received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice under the False Claims Act seeking documents and information from January 2020 through the present. The CID concerns allegations that (1) Endo violated the False Claims Act by paying kickbacks to induce the purchase of Xiaflex®, in violation of the Anti-Kickback Statute and (2) Endo inflated reimbursement rates for Xiaflex® by excluding applicable price concessions from average sales price reports submitted to the Centers for Medicare & Medicaid Services. Endo is cooperating with the investigation and is in the process of responding to the CID. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
Securities Litigation
Putative Class Action Securities Litigation (Continental General). On July 7, 2023, a putative class action lawsuit was filed against the Company, its Chief Executive Officer (“CEO”) Sigurdur Olafsson, its former Chief Financial Officer (“CFO”) Bryan Reasons, and the former Chair of the Board, Paul Bisaro, in the U.S. District Court for the District of New Jersey(“DNJ”), captioned Continental General Insurance Company and Percy Rockdale, LLC v. Mallinckrodt plc et al., No. 23-cv-03662. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired the Company’s securities between June 17, 2022 and June 14, 2023. The lawsuit generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10b-5 promulgated thereunder related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to the Company’s opioid-related litigation settlement and the risk of additional filings for bankruptcy protection. The lawsuit seeks monetary damages in an unspecified amount. A lead plaintiff was designated by the court in September 2023 and in December 2023, an amended complaint was filed by the lead plaintiff against Olafsson, Reasons, and Bisaro (“Continental Individual Defendants”). As to the Company, any liability to the plaintiffs in this matter was discharged upon emergence from the 2023 Bankruptcy Proceedings. The Company assumed the obligation to defend and indemnify the Continental Individual Defendants. In September 2024, the court denied the Continental Individual Defendants' motion to dismiss. The Continental Individual Defendants answered the amended complaint in October 2024. In April 2025, the parties reached an agreement in principle to resolve all claims in this matter for a settlement payment of $5.5 million, which was funded in part by the Company and in part by the Company’s insurance carriers. The Company paid the settlement amount during the three months ended June 27, 2025. The DNJ granted final approval of the settlement in December 2025.
Alta Fundamental. In September 2024, a lawsuit was filed against the Company’s CEO Sigurdur Olafsson, its former CFO Bryan Reasons, the former Chair of the Board Paul Bisaro, its former Chief Strategy and Restructuring Officer Jason Goodson, and its former Global Controller and Chief Investor Relations Officer Daniel Speciale (“Alta Individual Defendants”), in the U.S. District Court for the DNJ, captioned Alta Fundamental Advisors, LLC et al. v. Bisaro et al., No. 24-cv-09245. Plaintiffs allege similar facts to those in the Continental General action, and like in that action, the Alta Fundamental lawsuit generally alleges that the defendants made false and misleading statements related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to the Company’s opioid-related litigation settlement and the risk of additional filings for bankruptcy protection. The lawsuit alleges claims under Sections 10(b), 18(a), and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and the New Jersey Uniform Securities Act, as well as common law fraud and negligent misrepresentation. The Company assumed the obligation to defend and indemnify the Alta Individual Defendants. The lawsuit seeks monetary damages in an unspecified amount. In June 2025, the court granted in part and denied in part the Alta Individual Defendants' motion to dismiss. Certain of the Alta Individual Defendants filed a motion for reconsideration as to the court’s partial denial. In February 2026, the court granted the motion for reconsideration and the Individual Defendants Goodson and Speciale were dismissed from this case. The Alta Individual Defendants who did not file a motion for reconsideration answered the complaint in August 2025. The remaining parties are now in discovery and have been engaging in settlement negotiations, with any resulting settlement expected to be funded by the Company’s insurance carriers and not material to the Company’s financial condition, results of operations or cash flows.
Putative Class Action Securities Litigation (Strougo). In July 2019, a putative class action lawsuit was filed against the Company, its former CEO Mark C. Trudeau, its former CFO Bryan M. Reasons, its former Interim CFO George A. Kegler and its former CFO Matthew K. Harbaugh, in the U.S. District Court for the Southern District of New York, captioned Barbara Strougo v. Mallinckrodt plc, et al. The complaint purports to be brought on behalf of all persons who purchased or otherwise acquired the Company’s securities between February 28, 2018 and July 16, 2019. The lawsuit generally alleges that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to the Company's clinical study designed to assess the efficacy and safety of its Acthar Gel in patients with amyotrophic lateral sclerosis. The lawsuit seeks monetary damages in an unspecified amount. In July 2020, the court approved the transfer of the case to the U.S. District Court for the District of New Jersey. In August 2020, an amended complaint was filed by the lead plaintiff alleging an expanded putative class period of May 3, 2016 through March 18, 2020 against the Company and Mark C. Trudeau, Bryan M. Reasons, George A. Kegler and Matthew K. Harbaugh, as well as newly named defendants Kathleen A. Schaefer, Angus C. Russell, Melvin D. Booth, JoAnn A. Reed, Paul R. Carter, and Mark J. Casey (collectively with Trudeau, Reasons, Kegler and Harbaugh, the “Strougo Defendants”). The amended complaint claims that the defendants made various false and/or misleading statements and/or failed to disclose various material facts regarding Acthar Gel and its results of operations. In October 2020, the defendants filed a motion to dismiss the amended complaint. In March 2022, the Strougo action was administratively closed. In March 2022, the Strougo action was reinstated only with respect to the Strougo Defendants, and the Strougo Defendants filed their reply in support of their motion to dismiss in May 2022. As to the Company, this matter was resolved in the 2020 Bankruptcy Proceedings with no further liability against the Company. However, the Company had indemnification obligations as to the Strougo Defendants. In December 2022, the District Court issued an order denying the Strougo Defendants' motion to dismiss in all respects and the Strougo Defendants answered the complaint. In June 2024, the parties reached an agreement in principle to resolve all claims in this matter for a settlement payment of $46.0 million, which was funded by the Company’s insurance carriers. The district court granted final approval of the settlement in April 2025. The Company released the $46.0 million receivable and payable upon final approval of the settlement and payment by the insurance carriers during the three months ended June 27, 2025.
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
At the Endo Debtors’ request, the New York Bankruptcy Court appointed the Future Claimants' Representative (“FCR”) in the Endo Chapter 11 Cases. As further described in the applicable New York Bankruptcy Court filings, the FCR represents the rights of individuals who may in the future assert one or more personal injury claims against the Endo Debtors or a successor of the Endo Debtors’ businesses relating to the Endo Debtors’ opioid or transvaginal surgical mesh products, but who could not assert such claims in the Endo Chapter 11 Cases because, among other reasons, such individuals were unaware of the alleged injury, had a latent manifestation of the alleged injury or were otherwise unable to assert or incapable of asserting claims based on the alleged injury. Under the Endo Plan and the settlement contemplated thereby, the trust established for the benefit of eligible future claimants assumed liability for all future claims in exchange for Endo’s ongoing obligation to fund such trust. As of December 31, 2025, the Company accrued for loss contingencies of approximately $8.0 million. The liability was assumed in connection with the Business Combination, which is discussed further in Note 5.
Under the Endo Plan, the U.S. Government Economic Settlement provides for payment by Endo of contingent consideration of $25.0 million per year for each calendar year between 2024 and 2028 (capped at $100.0 million in the aggregate) if Endo LP’s annual EBITDA for the corresponding calendar year exceeds defined baselines (the “EBITDA Outperformance Targets”), as set forth in the U.S. Government Economic Settlement. In accordance with the provisions of the U.S. Government Economic Settlement, in the event Endo LP acquires or sells assets, such EBITDA Outperformance Targets shall be adjusted upward or downward dollar for dollar in an amount equal to the EBITDA contribution of such acquired or sold assets. The EBITDA Outperformance Targets for 2024 and 2025 were not met and the Company does not expect to meet the EBITDA Outperformance Targets in any of the fiscal years 2026 through 2028. No payments have been made or accrued for related to the achievement of certain EBITDA Outperformance Targets. Such contingent payments continue to apply after the closing of the Business Combination and the Separation.
Patent Litigation
The Company will continue to vigorously enforce its intellectual property rights relating to its products to prevent the marketing of infringing generic, biosimilar or competing products prior to the expiration of patents covering those products, which, if unsuccessful, could adversely affect the Company's ability to successfully maximize the value of individual products and have an adverse effect on its financial condition, results of operations and cash flows. In the case of litigation filed against potential generic, biosimilar or competing products to Company's products, those litigation matters can either be settled or the litigation pursued through a trial and any potential appeals of the lower court decision.
Mallinckrodt Pharmaceuticals Ireland Limited, et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (collectively “Airgas”) in the U.S. District Court for the District of Delaware (“District of Delaware”) following notice from Airgas of its ANDA submission seeking approval from the FDA for a generic version of INOmax® (nitric oxide) gas, for inhalation (“INOmax”). Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011. In February 2024, the court entered stipulations of consent for filing of an amended complaint. In March 2024, the court granted Air Liquide S.A.’s motion to dismiss. Airgas Therapeutics, LLC and Airgas USA LLC remain parties to the litigation. In January 2025, the court denied the Company’s motion for preliminary injunction seeking to prevent defendants Airgas Therapeutics LLC and Airgas USA LLC from infringing the Company’s U.S. patents during the pendency of the litigation. The defendants have filed a motion for summary judgment. There was a jury trial in September 2025. At trial, the Company asserted three patents. The Company was seeking monetary and equitable relief. On September 12, 2025, the jury returned a verdict in favor of the Company. The jury found that AirGas willfully infringed the asserted patents. The jury awarded approximately $9.5 million in monetary damages. On October 7, 2025, the Court entered judgment that Airgas infringes the asserted patents under 35 U.S.C. §271(e) and will enter final judgment on remedies after considering motions for judgment as a matter of law.
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
In October 2023, the Company received notification that Sawai Pharmaceutical Co., Ltd. (“Sawai”) had filed petitions for two invalidation trials against two PTE registrations for JP Patent No. 4332353. In June 2025, the JPO determined that none of the invalidation grounds can stand and concluded that the two PTE registrations for the 24 and 12μg capsules are valid. Sawai has appealed the JPO decision for both PTE registrations. Oral arguments were held in February 2026. A decision was reached on April 9, 2026, dismissing Sawai’s complaints. Sawai has the opportunity to appeal the decision within two weeks from the date Sawai receives the decision.
In December 2023, the Company received notification that Sawai had filed a petition for an invalidation trial against JP Patent No. 4332353. The JPO held a hearing in December 2024 relating to Sawai’s challenge of JP Patent No. 4332353, and in May 2025 the JPO issued a decision finding that all of the asserted claims in respect of JP Patent No. 4332353 are valid and will be maintained. Sawai has appealed the JPO's decision. Initial briefs have been filed by all parties and an oral argument will be held on April 23, 2026.
In April 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations of three additional patents (JP Patent No. 4786866, JP Patent No. 4852229, and JP Patent No. 4889219). The JPO held a hearing in August 2025 with respect to the three invalidations trials regarding the 12 µg PTE registrations. The JPO has completed their examination and the Company is awaiting the decision from the JPO.
In April 2024, the Company received notification that Sawai had filed a petition for invalidation trial against JP Patent No. 4786866. In December 2025, the JPO issued a Notice of Completion of Examination in the invalidation trial. In February 2026, the

JPO issued a decision finding that all of the asserted claims in respect of JP Patent No. 4786866 as amended during the invalidation trial are valid and will be maintained. Sawai has the opportunity to appeal the decision.
In May 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations of two additional patents (JP Patent No. 4332316 and JP Patent No. 4684334). An oral hearing was held on March 2, 2026. A decision is expected later this year.
In December 2025, the Company received notification that Towa Pharmaceutical Co., Ltd (“Towa”) had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations for JP Patent Nos. 4786866, 4852229, and 4889219. The petitions have been received by the parties, and answers to the petitions are expected to be filed in May 2026. The Company believes that each of these patents and/or PTE registrations is valid, and the Company will vigorously defend these patents and PTE registrations.
In October 2025, the Company intervened in a patent infringement suit filed by Viatris Pharmaceuticals Japan G.K. (“Viatris”) against Sawai, in Osaka District Court, Civil Division, related to certain Japanese patents. Viatris has filed lawsuits against Sawai alleging that Sawai has infringed JP Patent Nos. 4889219 (“the ‘219 patent”) and 4332353 (“the ‘353 patent”). In the lawsuit, Viatris alleges that Sawai has infringed the ‘219 and ‘353 patents by filing an application for marketing approval of a generic drug of Amitiza 24 mcg capsules. Petitions for preliminary injunction have also been filed against Sawai to enjoin them from continuing to infringe the ‘219 and ‘353 patents. The Company has intervened in both lawsuits to support Viatris in their claims against Sawai and to defend the validity of the ‘219 and ‘353 patents. In February 2026, the Osaka District Court ruled on the preliminary injunction cases in favor of Sawai, finding that Sawai does not infringe the ‘219 patent or the ‘353 patent. The Osaka District Court did not rule on the validity of either the ‘219 patent or the ‘353 patent. Viatris has appealed the decision, and the Company has joined the appeal. A decision in the patent infringement lawsuits was received on March 3, 2026, finding that Sawai does not infringe the ‘219 patent or the ‘353 patent. Viatris has appealed the decision. On February 16, 2026, the Japanese regulatory authority approved both Towa’s and Sawai’s generic 24 mcg Amitiza products. Separately, Viatris filed a number of additional proceedings alleging patent infringement against Towa and Sawai in Japan, including petitions to enjoin them from continuing to infringe a number of patents related to the Amitiza 24 mcg capsules. The Company intends to intervene in the lawsuits to support Viatris in their claims and to defend the validity of the patents.
The outcome of the forgoing proceedings is expected to impact the Company’s sales of Amitiza in Japan.
Other Matters
The Company is a defendant in a number of other pending legal proceedings relating to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations and cash flows.
SpinCo Liabilities
Pursuant to the terms and conditions of the Separation Agreement by and between the Company and Par Health, at the effective time of its separation from the Company, Par Health or one of its subsidiaries assumed certain liabilities (whether accrued, contingent or otherwise) relating to, arising out of or resulting from the generic pharmaceuticals (including APIs) and sterile injectables businesses of the Company or certain related assets, including all related pending, threatened and unasserted legal matters (collectively, the “SpinCo Liabilities”). These SpinCo Liabilities include, among others, environmental proceedings, governmental investigations, patent proceedings, commercial disputes, and other litigation. The Company or one of its subsidiaries retained all liabilities (including whether accrued, contingent or otherwise) other than SpinCo Liabilities, including all related pending, threatened and unasserted legal matters (the “Parent Liabilities”). Par Health agreed to indemnify the Company for any liability arising out of or resulting from the SpinCo Liabilities, and the Company agreed to indemnify Par Health for any liability arising out of or resulting from the Parent Liabilities. Items described above in this Note 20 are considered to be Parent Liabilities.
Based on the Company’s understanding of the matters to date, the Company does not intend to further report on Spinco Liabilities, except for the matters captioned “U.S. Attorney's Office Subpoena W.D. Va.” and “Generic Pharmaceutical Antitrust Multi-District Litigation” in which a Keenova entity has been named a party.
U.S. Attorney's Office Subpoena W.D. Va. In August 2023, the Company received a grand jury subpoena from the WDVA USAO. Subsequently, the Company and Par Health received additional grand jury subpoenas from the WDVA USAO, most recently, in December 2025. The subpoenas seek production of certain data and information for the time period from July 17, 2012, to the present, including information and data relating to the controlled substances compliance program of the Company’s former subsidiaries, reporting of suspicious orders for controlled substances, chargebacks and other transactions, financial accounts related to these issues, financial transactions involving prescription drug products, and communications with the U.S. Drug Enforcement Administration. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
Generic Pharmaceutical Antitrust Multi-District Litigation. In August 2016, a multi-district litigation (“MDL”) was established in the EDPA relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (“Generic Pricing MDL”). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. The Generic Pricing MDL includes lawsuits against the Company and dozens of other pharmaceutical companies, including a complaint filed by Attorneys General for 51 States, Territories and the District of Columbia seeking monetary damages and injunctive relief (“AG Litigation”). Since its inception, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 200 generic pharmaceutical drugs. Although the AG Litigation had been consolidated in the EDPA in the Generic Pricing MDL, a 2022 federal legislative change exempted state antitrust enforcement actions arising under federal antitrust law from MDLs. As a result, the plaintiffs sought and won a remand to the jurisdiction in which the case was filed, the District of Connecticut. As a result of this change and resulting action, the Company filed its answer to the plaintiffs’ amended complaint in the District Court of Connecticut in September 2024. While the Company believes it is not subject to monetary damages in connection with these matters, as a result of the 2020 Bankruptcy Proceedings and vigorously disagrees with the plaintiffs' characterization of the facts and law, the Company is not able to reasonably estimate whether any injunctive relief will be granted, and if granted, whether it will materially impact the Company's financial position or operations. The joint defense group filed joint motions for summary judgment, which have been denied. A number of defendants, including the Company, have filed defendant-specific motions for summary judgment, most of which presently remain pending. In February 2026, the Company’s defendant-specific motion for summary judgment was granted as to the unavailability of monetary relief against the Company, but denied as to the Company’s motion to dismiss the Company. In March 2026, a defendant filed a writ of mandamus to the U.S. Court of Appeals for the Second Circuit challenging the summary judgment ruling allowing the plaintiffs’ overarching conspiracy theory. This writ remains pending. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.

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
The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

		Fair Value Measurement Using Fair Value Hierarchy:
	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Equity securities	$10.5	$10.5	$—	$—
Interest rate cap	—	—	—	—
	$10.5	$10.5	$—	$—
Liabilities:
Deferred compensation liabilities	$21.7	$—	$21.7	$—
Contingent consideration liabilities	54.8	—	—	54.8
	$76.5	$—	$21.7	$54.8

		Fair Value Measurement Using Fair Value Hierarchy:
	December 27, 2024	Level 1	Level 2	Level 3
Assets:
Equity securities	$12.0	$12.0	$—	$—
Interest rate cap	5.3	—	5.3	—
	$17.3	$12.0	$5.3	$—
Liabilities:
Deferred compensation liabilities	$12.6	$—	$12.6	$—
Contingent consideration liabilities	17.5	—	—	17.5
	$30.1	$—	$12.6	$17.5
Equity securities. Equity securities consist primarily of shares in Silence Therapeutics plc. for which quoted prices are available in an active market; therefore, these investments are classified as level 1 and are valued based on quoted market prices reported on internationally recognized securities exchanges.

During the years ended December 31, 2025 and December 27, 2024 (Successor), the period November 15, 2023, through December 29, 2023 (Successor) and the period December 31, 2022 through November 14, 2023 (Predecessor), the Company recognized unrealized (losses) gains of $(1.7) million, $(17.4) million, $13.5 million and $(10.1) million, respectively, related to the Company’s investments within other income (expense), net in the consolidated statements of operations.
Interest rate cap. The Company is exposed to interest rate risk on its variable-rate debt. During the three months ended March 31, 2023 (Predecessor), the Company entered into an interest rate cap agreement, which served to reduce the volatility on future interest expense cash outflows. The interest rate cap agreement had a total notional value of $860.0 million with an upfront premium of $20.0 million and provided the Company with interest rate protection (i) for the period March 16, 2023 through July 19, 2023, to the extent that the one-month LIBOR exceeds 4.65%, and (ii) for the period July 20, 2023, through March 26, 2026, to the extent that the one-month SOFR exceeds 3.84%. The impact of the interest rate cap on the Company’s applicable interest rates as disclosed in Note 15 was not material. The interest rate cap agreement expired in accordance with its terms on March 26, 2026.
The interest rate cap agreement was not accounted for as a cash flow hedge and the changes in fair value of the interest rate cap were recorded within other (expense) income, net in the consolidated statements of operations. The fair value of the interest rate cap is included in other assets on the Company’s consolidated balance sheet as of December 31, 2025, and December 27, 2024.
The Company elected to use the income approach to value the interest rate cap derivative using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable such as SOFR rate curves, futures and volatilities. Mid-market pricing is used as a practical expedient in the fair value measurements. During the years ended December 31, 2025, and December 27, 2024, and the period November 15, 2023 to December 29, 2023 (Successor), the Company recognized unrealized losses of $5.2 million, $7.6 million and $8.4 million, respectively. During the period December 31, 2022 through November 14, 2023 (Predecessor), the Company recognized an unrealized gain of $5.7 million within AOCI with a gain of $0.7 million being reclassified into earnings as a component of interest expense, net.
Deferred compensation liabilities. The Company maintains a non-qualified deferred compensation plan in the U.S., which permitted eligible employees of the Company to defer a portion of their compensation. A recordkeeping account is set up for each participant and the participant chooses from a variety of funds for the deemed investment of their accounts. The recordkeeping accounts generally correspond to the funds offered in the Company's U.S. tax-qualified defined contribution retirement plan and the account balance fluctuates with the investment returns on those funds. The plan is currently frozen for employee deferrals.
Terlivaz Contingent Consideration. In accordance with the 2020 Plan and the scheme of arrangement confirmed by the Irish High Court, based on and consistent in all respects with the 2020 Plan, the Company will provide consideration for the Terlivaz CVR primarily in the form of the achievement of a cumulative net sales milestone. The Company assesses the likelihood and timing of making such payments at each balance sheet date. The fair value of the contingent payment was measured based on the net present value of a probability-weighted assessment. The Company determined the fair value of the Terlivaz CVR as of December 31, 2025, and December 27, 2024, to be $20.0 million and $17.5 million, respectively, which is classified within other liabilities in the consolidated balance sheets as of December 31, 2025 and December 27, 2024, respectively.
Edex Contingent Consideration. Endo is a party to an agreement pursuant to which it is obligated to make certain contingent cash consideration payments in the form of royalties on net sales of Edex® indefinitely until pre-determined market conditions are met. The Company assumed the obligation in connection with the Business Combination. The acquisition date fair value was estimated based on a discounted cash flow model (income approach). The Company determined the fair value of the Edex Contingent Consideration as of December 31, 2025, to be $34.8 million, of which $3.0 million is classified as current. The current and non-current portion of the liability is classified within accrued and other current liabilities and in other liabilities, respectively, in the consolidated balance sheet.

The following table summarizes activity for contingent consideration:

	Terlivaz CVR	Edex	Total
Balance as of December 29, 2023	$14.7	$—	$14.7
Fair value adjustment	2.8	—	2.8
Balance as of December 27, 2024	$17.5	$—	$17.5
Additions	—	24.8	24.8
Fair value adjustment	2.5	11.8	14.3
Payments	—	(1.8)	(1.8)
Balance as of December 31, 2025	$20.0	$34.8	$54.8
Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of December 31, 2025, and December 27, 2024:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (level 1). The fair value of restricted cash was equivalent to its carrying value of $141.1 million and $49.2 million as of December 31, 2025, and December 27, 2024, (level 1), respectively. Restricted cash as of December 31, 2025 primarily relates to certain self-insurance related matters of $85.9 million, $22.2 million related to the Mallinckrodt Baker escrow discussed in Note 19, and approximately $33.0 million related to certain bank guarantees, letters of credit, surety bonds and other collateral arrangements. Restricted cash as of December 27, 2024 primarily relates to $21.3 million related to the Mallinckrodt Baker escrow discussed in Note 19, and approximately $27.9 million related to certain bank guarantees, letters of credit, surety bonds and other collateral arrangements.
•Successor debt. On December 6, 2024, the Company used the proceeds from the Therakos Divestiture to mandatorily prepay the First-Out Takeback Term Loans in full, partially prepay the Second-Out Takeback Term Loans, and partially redeem the Takeback Notes. On August 1, 2025, in connection with the consummation of the Business Combination, the Company prepaid in full all remaining outstanding Second-Out Takeback Term Loans and redeemed in full all remaining outstanding Takeback Notes, which are each defined and further described in Note 15.

	December 31, 2025		December 27, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
8.50% Senior Secured Notes due April 2031	$1,060.0	$1,058.1	$—	$—
14.75% Second-Out Takeback Notes due November 2028	—	—	505.4	511.6

Level 2:
Term Loan due April 2031	1,487.3	1,472.0	—	—
Second-Out Takeback Term Loan Due November 2028	—	—	410.2	415.4
Total Debt	$2,547.3	$2,530.1	$915.6	$927.0
Concentration of Credit and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers.
The following table shows net sales attributable to distributors that accounted for 10.0% or more of the Company's total net sales:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
FFF Enterprises, Inc.	46.0%	42.2%	40.2%	38.1%
Cencora, Inc.	12.1	*	*	*
* Net sales to this distributor were less than 10.0% of total net sales during the respective periods presented above.

The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	December 31, 2025	December 27, 2024
Cencora, Inc.	47.5%	*
FFF Enterprises, Inc.	19.2	51.3
* Accounts receivable attributable to this distributor was less than 10.0% of total gross accounts receivable at the end of the respective period presented above.

22.	Segment and Geographical Data
The Company operates its business in one operating and reportable segment with a clear and focused strategy centered on our branded therapeutics. The Company’s business is dedicated to developing, manufacturing, and commercializing branded therapeutics for the treatment of rare or unaddressed diseases in the specialty areas of rheumatology, ophthalmology, nephrology, pulmonology, orthopedics, urology and neonatal respiratory critical care.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM measures and evaluates the Company's operations on a consolidated basis based on net income (loss). Significant segment expenses include cost of sales, research and development and selling, general and administrative expenses. The CODM considers budget-to-actual variances of consolidated net sales and consolidated net income (loss) on a quarterly basis to assess performance and operating trends and to make decisions about allocating resources
The CODM manages assets on a total company basis. The CODM is not regularly provided any asset information below the consolidated balance sheet.
Net sales by product family were as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Acthar Gel	$677.5	$485.7	$57.0	$368.3
Xiaflex(1)	246.6	—	—	—
INOmax	244.8	261.4	35.3	267.9
Therakos	—	241.6	39.1	220.0
Amitiza	70.6	62.8	4.9	67.7
Other Products Sales(1)	160.4	31.8	3.4	21.0
License Revenues(1)	30.7	0.1	0.1	4.3
Total Net Sales	$1,430.6	$1,083.4	$139.8	$949.2
(1)Is or contains products acquired in the Business Combination. Net sales include $397.0 million from products acquired in the Business Combination. Accordingly, there are no comparable net sales for these products in prior periods.
Selected information by geographic area was as follows:

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 27, 2024	Period from November 15, 2023 through December 29, 2023	Period from December 31, 2022 through November 14, 2023
Net sales(1):
U.S.	$1,420.4	$1,008.4	$128.0	$877.8
Europe, Middle East and Africa	—	63.9	11.0	58.4
Other	10.2	11.1	0.8	13.0
Net Sales	$1,430.6	$1,083.4	$139.8	$949.2
(1)Net sales are attributed to regions based on the location of the entity that records the transaction, none of which relate to the country of Ireland.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
On July 31, 2025, the Company completed the business combination with Endo. In accordance with the SEC’s published guidance applicable to newly acquired businesses, management has elected to exclude the acquired business from its assessment of internal control over financial reporting for fiscal year 2025. Endo accounted for approximately 28% of total assets and 28% of total revenues as of and for the year ended December 31, 2025. Management is in the process of integrating the operations, processes and internal controls of Endo into the Company’s internal control framework.
Except for the exclusion of Endo as described above, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the COSO criteria. Based on its assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
On November 10, 2025, we completed the Separation. As a result of the Separation, Management designed and implemented relevant new controls to prevent or detect material misstatements with respect to accounting for the Separation and certain ancillary agreements, as well as operating under the transition services agreement. There were no other changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
During the fourth quarter ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information regarding our directors required under this Item 10. Directors, Executive Officers and Corporate Governance will be filed with the SEC within 120 days after December 31, 2025, pursuant to General Instruction G(3) to Form 10-K.
Information regarding our executive officers required under this Item 10. Directors, Executive Officers and Corporate Governance is included in Item 1. Business of this Annual Report.
We have adopted the Keenova Code of Conduct, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K. Our Code of Conduct applies to all employees, officers and directors of Keenova, including, without limitation, our CEO, CFO and other senior financial officers. Our Code of Conduct is posted on our website at keenova.com under the heading Company - Polices. We will also provide a copy of our Code of Conduct to shareholders upon request. We intend to disclose any amendments to our Code of Conduct, as well as any waivers for executive officers or directors, on our website.
Information regarding our policies on insider trading required under this Item 10. Directors, Executive Officers and Corporate Governance will be filed with the SEC within 120 days after December 31, 2025, pursuant to General Instruction G(3) to Form 10-K.

Item 11.	Executive Compensation.
Information regarding the compensation of our named executive officers and directors required under this Item 11. Executive Compensation will be filed with the SEC within 120 days after December 31, 2025, pursuant to General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups which own more than 5.0% of our ordinary shares, as well as information regarding the security ownership of our executive officers and directors, and other shareholder matters required under this Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be filed with the SEC within 120 days after December 31, 2025, pursuant to General Instruction G(3) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence required under this Item 13. Certain Relationships and Related Transactions, and Director Independence will be filed with the SEC within 120 days after December 31, 2025, pursuant to General Instruction G(3) to Form 10-K.

Item 14.	Principal Accounting Fees and Services.
Information regarding the services provided by and the fees paid to PricewaterhouseCoopers LLP, our independent auditors, required under this Item 14. Principal Accounting Fees and Services will be filed with the SEC within 120 days after December 31, 2025, pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
Documents filed as part of this report:
1)    Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report.
•Reports of Independent Registered Public Accounting Firms
•Consolidated Statements of Operations for the fiscal years ended December 31, 2025 and December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), and the period from December 31, 2022 through November 14, 2023 (Predecessor).
•Consolidated Statements of Comprehensive Operations for the fiscal years ended December 31, 2025 and December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), and the period from December 31, 2022 through November 14, 2023 (Predecessor).
•Consolidated Balance Sheets as of December 31, 2025 and December 27, 2024.
•Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2025 and December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), and the period from December 31, 2022 through November 14, 2023 (Predecessor).
•Consolidated Statement of Changes in Shareholders' Equity for the fiscal years ended December 31, 2025 and December 27, 2024 (Successor), the period from November 15, 2023 through December 29, 2023 (Successor), and the period from December 31, 2022 through November 14, 2023 (Predecessor).
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

2.7**
Separation Agreement, dated as of November 10, 2025, by and between the Company and Par Health, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 10, 2025).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2013).
3.2	Memorandum and Articles of Association of the Company.
4.1	Description of the Company’s Registered Securities.
4.2
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

4.4
Second Supplemental Indenture, dated as of June 30, 2025, among the guaranteeing subsidiaries party thereto, Endo Finance Holdings, Inc., as the issuer, Endo, Inc., as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2025).

4.5
Third Supplemental Indenture, dated as of August 1, 2025, among the guaranteeing subsidiaries party thereto, Endo Finance Holdings, Inc., as the issuer, Endo, Inc., as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2025).

4.6
Fourth Supplemental Indenture, dated as of September 26, 2025, among KT Finance Inc., as the co-issuer, the guaranteeing subsidiaries party thereto, Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.), as the issuer, Endo LP (f/k/a Endo, Inc.), as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2025).

4.7
Fifth Supplemental Indenture, dated as of December 17, 2025, among the guaranteeing subsidiaries party thereto, Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.), as the issuer, KT Finance Inc., as the co-issuer, KT Finance Inc., as the co-issuer, Endo LP (f/k/a Endo, Inc.), as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent.

4.8	Mallinckrodt plc 2025 Preferred Share Terms (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 15, 2025).
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

10.5
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

10.6†	Form of Second Amended and Restated Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2024).
10.7†
First Amended and Restated Employment Agreement, dated as of February 28, 2024, between Mallinckrodt Pharmaceuticals Ireland, Ltd. and Paul O’Neill (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 26, 2024).

10.8†	Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan, dated as of February 2, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 2, 2024).
10.9†
Amendment No. 1 to the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan, dated as of December 2, 2024 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.10†*
Form of Second Amended and Restated Restricted Unit Award for the CEO under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.11†*
Form of Second Amended and Restated Restricted Unit Award for Executive Officers under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.12†*
Amendment No. 1 to Form of Second Amended and Restated Restricted Unit Award for Executive Officers under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2025).

10.13†*
Form of Second Amended and Restated Restricted Unit Award for Directors under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.14†*
Amendment No. 1 to Form of Second Amended and Restated Restricted Unit Award for Directors under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2025).

10.15†*
Form of Second Amended and Restated Performance Unit Award for the CEO under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 5, 2024).

10.16†*
Form of Second Amended and Restated Performance Unit Award for Executive Officers under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 5, 2024).

10.17†*
Form of Second Amended and Restated Performance Unit Award for Directors under the Mallinckrodt Pharmaceuticals 2024 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 5, 2024).

10.18†
Form of Award Forfeiture Agreement, by and between the Company and the Grantee named therein (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 13, 2025).

10.19†
Third Amended and Restated Employment Agreement, by and between ST Shared Services LLC and Sigurdur Olafsson, dated July 7, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 7, 2025).

10.20†	Form of Deed of Indemnification by and between the Company and Directors and Secretary (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 1, 2025).

10.21†
Form of Indemnification Agreement by and between Sucampo Pharmaceuticals LLC and Directors and Secretary (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 1, 2025).

10.22†	Form of Deed of Indemnification Agreement by and between the Company and Officers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 6, 2025).
10.23†
Employment Agreement, by and between ST Shared Services LLC and Christiana Stamoulis, dated as of August 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2025).

10.24†	Mallinckrodt Pharmaceuticals 2025 Stock and Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed August 14, 2025).
10.25†
Form of Restricted Unit Award for the CEO Inducement Award under the Mallinckrodt Pharmaceuticals 2025 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 14, 2025).

10.26†
Form of Restricted Unit Award for Executives under the Mallinckrodt Pharmaceuticals 2025 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 14, 2025).

10.27†
Form of Restricted Unit Award for Directors under the Mallinckrodt Pharmaceuticals 2025 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 14, 2025).

10.28†
Noncompetition and Consulting Agreement, by and between Endo, Inc. and Scott Hirsch, dated as of July 29, 2025 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed November 10, 2025).

10.29†
Employment Agreement, by and between ST Shared Services LLC and Dr. Marek Honczarenko, dated as of September 7, 2025 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed November 10, 2025).

10.30†
Restricted Unit Award granted on September 23, 2025 to Christiana Stamoulis under the Mallinckrodt Pharmaceuticals 2025 Stock and Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed November 10, 2025).

10.31
First Lien Intercreditor Agreement, among Endo, Inc., Endo Finance Holdings, Inc., the other grantors party thereto, Goldman Sachs Bank USA, as bank collateral agent, and Computershare Trust Company, National Association, as notes collateral agent, dated as of April 23, 2024 (incorporated by reference to Exhibit 10.1 to Endo, Inc.’s Registration Statement on Form S-1 filed July 12, 2024).

10.32
Supply Agreement, between Auxilium and Hollister-Stier Laboratories LLC, dated June 26, 2008 (incorporated by reference to Exhibit 10.3 to Endo, Inc.’s Registration Statement on Form S-1 filed July 12, 2024).

10.33†	Endo, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Endo, Inc.’s Registration Statement on Form S-1/A filed July 26, 2024).
10.34†	Form of Employee RSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Endo, Inc.’s Current Report on Form 8-K filed October 4, 2024).
10.35†	Form of Employee PSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Endo, Inc.’s Current Report on Form 8-K filed October 4, 2024).
10.36†	Form of Long-Term Cash Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Endo, Inc.’s Annual Report on Form 10-K filed March 13, 2025).
10.37†	Form of 2024 Retention and Performance Award Notice of Endo, Inc. (incorporated by reference to Exhibit 10.1 to Endo, Inc.’s Current Report on Form 8-K filed October 4, 2024).
10.38†	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to Endo, Inc.’s Current Report on Form 8-K filed April 4, 2025).
10.39†
Executive Employment Agreement between Endo USA, Inc. and Mark T. Bradley, effective as of May 10, 2024 (incorporated by reference to Exhibit 10.9 to Endo, Inc.’s Registration Statement on Form S-1/A filed July 26, 2024).

10.40**
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

10.41
First Amendment to Credit Agreement, among Endo, Inc., as parent, Endo Finance Holdings, Inc., as the borrower representative, each of the subsidiary guarantors party thereto, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent and an additional 2024 refinancing term lender, dated as of October 29, 2024 (incorporated by reference to Exhibit 10.1 to Endo, Inc.’s Current Report on Form 8-K filed October 29, 2024).

10.42†	Interim CEO Letter, between Endo, Inc. and Scott Hirsch, dated as of August 26, 2024 (incorporated by reference to Exhibit 10.1 to Endo, Inc.’s Current Report on Form 8-K filed August 27, 2024).
10.43
Global Settlement Agreement, dated February 28, 2024, by and among the United States of America, Endo, Inc. and Endo International plc (incorporated by reference to Exhibit 10.17 to Endo, Inc.’s Registration Statement on Form S-1 filed July 12, 2024).

10.44†
Interim CEO Extension Letter, between Endo, Inc. and Scott Hirsch, dated as of January 6, 2025 (incorporated by reference to Exhibit 10.1 to Endo, Inc.’s Current Report on Form 8-K filed January 6, 2025).

10.45†	Transition Agreement between Endo, Inc. and Scott Hirsch, dated March 13, 2025 (incorporated by reference to Exhibit 10.2 to Endo, Inc.’s Current Report on Form 8-K filed March 14, 2025).
10.46
Second Amendment (Technical Amendment) to Credit Agreement, dated as of July 17, 2025, among Endo, Inc., as parent, Endo Finance Holdings, Inc., as the borrower representative, and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on the Form 10-Q filed on November 10, 2025).

10.47
Third Amendment to Credit Agreement, dated as of November 3, 2025, among Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.), as the borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.

10.48
Supplement No. 1 to the First Lien Intercreditor Agreement, dated as of June 30, 2025 (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q filed November 10, 2025).

10.49
Supplement No. 2 to the First Lien Intercreditor Agreement, dated as of August 1, 2025 (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q filed November 10, 2025).

10.50
Supplement No. 3 to the First Lien Intercreditor Agreement, dated as of September 26, 2025 (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed November 10, 2025).

10.51	Supplement No. 4 to the First Lien Intercreditor Agreement, dated as of December 17, 2025.
10.52†	Form of Endo USA, Inc. Executive Employment Agreement. (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q filed November 10, 2025).
10.53**
Transition Services Agreement, dated as of November 10, 2025, by and between the Company and Par Health, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2025).

10.54
Tax Matters Agreement, dated as of November 10, 2025, by and between the Company and Par Health, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 10, 2025).

10.55
Employee Matters Agreement, dated as of November 10, 2025, by and between the Company and Par Health, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 10, 2025).

10.56**
Manufacturing and Supply Agreement, dated as of November 10, 2025, by and between Par Health USA, LLC and Endo Biologics Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 10, 2025).

10.57**
Amended and Restated Multi-Tenant Lease Agreement, dated as of November 1, 2025, by and between Mallinckrodt LLC and ST Shared Services LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 10, 2025).

19.1	Global Insider Trading Policy.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of the Company.
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm of the Company.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
† Compensation plans or arrangements.
* Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or Item 601(b)(10) of Regulation S-K, as applicable.
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

KEENOVA THERAPEUTICS PLC

April 15, 2026	By:	/s/ Christiana Stamoulis
Christiana Stamoulis President and Chief Financial Officer (principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sigurdur Olafsson	President, Chief Executive Officer and Director	April 15, 2026
Sigurdur Olafsson	(principal executive officer)

/s/ Christiana Stamoulis	President and Chief Financial Officer	April 15, 2026
Christiana Stamoulis	(principal financial officer)

/s/ Frank Raciti	Controller and Chief Accounting Officer	April 15, 2026
Frank Raciti	(principal accounting officer)

/s/ Marc Yoskowitz	Chair of the Board of Directors	April 15, 2026
Marc Yoskowitz

/s/ Paul Bisaro	Director	April 15, 2026
Paul Bisaro

/s/ Leslie Donato	Director	April 15, 2026
Leslie Donato

/s/ Katina Dorton	Director	April 15, 2026
Katina Dorton

/s/ Paul Efron	Director	April 15, 2026
Paul Efron

/s/ Scott Hirsch	Director	April 15, 2026
Scott Hirsch

/s/ Sophia Langlois	Director	April 15, 2026
Sophia Langlois

/s/ Jonathan Zinman	Director	April 15, 2026
Jonathan Zinman