Form 10-Q
period 2026-03-31
Keenova Therapeutics plc
filed 2026-05-12
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-35803

Keenova Therapeutics plc
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 5, 2026, the registrant had 39,581,987 ordinary shares outstanding at $0.01 par value.

KEENOVA THERAPEUTICS PLC
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Three Months Ended
	March 31, 2026	March 28, 2025
Net sales	$468.3	$207.2
Cost of sales	281.7	95.1
Gross profit	186.6	112.1
Selling, general and administrative expenses	210.6	114.9
Combination, integration, and other related expenses	19.8	20.5
Research and development expenses	23.2	15.3
Restructuring credits, net	—	(2.0)
Operating loss	(67.0)	(36.6)
Interest expense	(51.0)	(32.6)
Interest income	5.4	4.1
Other income (expense), net	3.9	(11.9)
Loss from continuing operations before income taxes	(108.7)	(77.0)
Income tax expense (benefit)	4.8	(1.7)
Loss from continuing operations	(113.5)	(75.3)
Income from discontinued operations, net of income taxes	—	47.6
Net loss	$(113.5)	$(27.7)

Basic (loss) income per share (Note 7):
Loss from continuing operations	$(2.87)	$(3.82)
Income from discontinued operations	—	2.42
Net loss	$(2.87)	$(1.41)
Basic weighted-average shares outstanding	39.6	19.7

Diluted (loss) income per share (Note 7):
Loss from continuing operations	$(2.87)	$(3.82)
Income from discontinued operations	—	2.42
Net loss	$(2.87)	$(1.41)
Diluted weighted-average shares outstanding	39.6	19.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited; in millions)

	Three Months Ended
	March 31, 2026	March 28, 2025
Net loss	$(113.5)	$(27.7)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(2.5)	3.2
Benefit plans	—	(0.1)
Total other comprehensive (loss) income, net of tax	(2.5)	3.1
Comprehensive loss	$(116.0)	$(24.6)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except share data)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$824.9	$812.8
Accounts receivable, less allowance for doubtful accounts of $1.2 and $1.1	353.1	299.1
Inventories	487.3	553.5
Prepaid expenses and other current assets	253.4	254.9
Total current assets	1,918.7	1,920.3
Property, plant and equipment, net	187.2	185.4
Goodwill	24.9	31.8
Intangible assets, net	2,174.2	2,229.6
Deferred income taxes	643.3	654.8
Other assets	526.5	606.7
Total Assets	$5,474.8	$5,628.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$15.0	$15.0
Accounts payable	89.0	77.9
Accrued payroll and payroll-related costs	61.7	120.7
Accrued interest	39.3	18.0
Acthar Gel-Related Settlement	33.7	33.7
Accrued rebates and returns	229.5	241.0
Accrued and other current liabilities	170.1	165.8
Total current liabilities	638.3	672.1
Long-term debt	2,525.4	2,532.3
Acthar Gel-Related Settlement	116.8	112.1
Deferred income taxes	107.7	115.6
Other income tax liabilities	19.1	18.8
Other liabilities	109.1	112.5
Total Liabilities	3,516.4	3,563.4
Commitments and contingencies (Note 13)
Shareholders' Equity:
Preferred Shares, $0.001 par value, 3,000,000,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 25,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.01 par value, 500,000,000 authorized; 39,581,987 and 39,543,990 issued and outstanding	0.4	0.4
Additional paid-in capital	2,124.7	2,115.5
Accumulated other comprehensive (loss) income	(1.5)	1.0
Accumulated deficit	(165.2)	(51.7)
Total Shareholders' Equity	1,958.4	2,065.2
Total Liabilities and Shareholders' Equity	$5,474.8	$5,628.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended
	March 31, 2026	March 28, 2025
Cash Flows From Operating Activities - Continuing Operations:
Loss from continuing operations	$(113.5)	$(75.3)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	61.0	12.4
Share-based compensation	11.0	9.0
Deferred income taxes	3.6	(9.8)
Inventory step-up amortization from acquisitions	100.2	—
Inventory provisions	4.1	2.6
Fair value adjustment in contingent consideration liabilities	0.6	(0.1)
Non-cash accretion expense	4.7	1.6
Other non-cash items	(1.3)	8.6
Changes in assets and liabilities:
Accounts receivable, net	(54.1)	(0.3)
Inventories	(71.9)	28.5
Accounts payable	11.3	12.6
Income taxes	0.5	12.7
Other	66.9	20.7
Net cash provided by operating activities - continuing operations	$23.1	$23.2
Cash Flows From Investing Activities - Continuing Operations:
Capital expenditures	$(10.4)	$(10.6)
Other	5.9	0.3
Net cash used in investing activities - continuing operations	$(4.5)	$(10.3)
Cash Flows From Financing Activities - Continuing Operations:
Repayment of external debt	$(3.8)	$(1.0)
Repurchase of shares	(1.9)	(1.9)
Other	—	(0.2)
Net cash used in financing activities - continuing operations	$(5.7)	$(3.1)
Discontinued Operations:
Net cash provided by operating activities - discontinued operations	$—	$43.1
Net cash used in investing activities - discontinued operations	—	(13.7)
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by discontinued operations	$—	$29.4
Effect of currency rate changes on cash	(1.2)	0.8
Net change in cash, cash equivalents and restricted cash	$11.7	$40.0
Cash, cash equivalents and restricted cash at beginning of period	954.0	445.7
Cash, cash equivalents and restricted cash at end of period	$965.7	$485.7

Cash and cash equivalents at end of period	$824.9	$422.2
Restricted cash included in prepaid expenses and other assets at end of period (Note 14)	110.8	21.7
Restricted cash included in other long-term assets at end of period (Note 14)	30.0	41.8
Cash, cash equivalents and restricted cash at end of period	$965.7	$485.7
Cash and cash equivalents at end of period - discontinued operations	$—	$74.0
Restricted cash included in prepaid expenses and other assets at end of period - discontinued operations	—	—
Restricted cash included in other long-term assets at end of period - discontinued operations	—	13.9
Cash, cash equivalents and restricted cash at end of period - continuing operations	$965.7	$397.8
Cash and cash equivalents at end of period - continuing operations	$824.9	$348.2
Restricted cash included in prepaid expenses and other assets at end of period - continuing operations	110.8	21.7
Restricted cash included in other long-term assets at end of period - continuing operations	30.0	27.9
Cash, cash equivalents and restricted cash at end of period - continuing operations	$965.7	$397.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 31, 2025	39.5	$0.4	—	$—	$2,115.5	$(51.7)	$1.0	$2,065.2
Net loss	—	—	—	—	—	(113.5)	—	(113.5)
Other comprehensive loss	—	—	—	—	—	—	(2.5)	(2.5)
Vesting of restricted share units, net of tax withholdings	0.1	—	—	—	(1.9)	—	—	(1.9)
Share-based compensation	—	—	—	—	11.1	—	—	11.1
Balance as of March 31, 2026	39.6	$0.4	—	$—	$2,124.7	$(165.2)	$(1.5)	$1,958.4

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 27, 2024	19.7	$0.2	—	$—	$1,199.8	$439.7	$6.1	$1,645.8
Net loss	—	—	—	—	—	(27.7)	—	(27.7)
Other comprehensive income	—	—	—	—	—	—	3.1	3.1
Vesting of restricted share units, net of tax withholdings	0.1	—	—	(1.9)	0.9	—	—	(1.0)
Share cancellation	—	—	—	—	(0.8)	0.9	—	0.1
Share-based compensation	—	—	—	—	9.7	—	—	9.7
Balance as of March 28, 2025	19.8	$0.2	—	$(1.9)	$1,209.6	$412.9	$9.2	$1,630.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in millions, except share data, per share data, and where indicated)

1.	Background and Basis of Presentation
Background
Keenova Therapeutics plc and its consolidated subsidiaries (collectively, “Keenova” or “the Company”) is a leading U.S.-focused branded therapeutics company that strives to help patients with rare or unaddressed conditions live happier and healthier lives. Keenova’s rare disease capabilities underpin the Company’s diversified brands portfolio, which is focused across a wide range of therapeutics areas of significant unmet need. These include rheumatology, ophthalmology, nephrology, neurology, pulmonology, orthopedics, urology, and neonatal respiratory critical care.
The Company’s principal executive offices are located at College Business & Technology Park, Cruiserath, Blanchardstown, Dublin 15, Ireland, where certain manufacturing operations are also located. In addition, the Company has locations in the United States (“U.S.”), including manufacturing facilities in Horsham, Pennsylvania; Port Allen, Louisiana; Rye, New York; Cranbury, New Jersey; and Madison, Wisconsin, as well as office facilities in Bridgewater, New Jersey; Malvern, Pennsylvania; Hazelwood, Missouri; Washington, D.C.; and in Tokyo, Japan, among others. The Company also has seven regional service centers in the U.S.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and entities in which they own or control more than 50.0% of the voting shares. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows and financial position have been made. All intercompany balances and transactions have been eliminated in consolidation and all normal recurring adjustments necessary for a fair statement have been included in the results reported.
The results of entities disposed of are included in the unaudited condensed consolidated financial statements up to the date of disposal, and where appropriate, these operations have been reported in discontinued operations. Divestitures of product lines and businesses not meeting the criteria for discontinued operations have been reflected in continuing operations.
The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but does not include all of the annual disclosures required by GAAP; accordingly these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026 (“2025 Form 10-K”).
Fiscal Year
The Company historically reported its results based on a “52-53 week” year ending on the last Friday of December. In the fourth quarter of fiscal year 2025, the Company approved a change in its fiscal year end from a 52-53-week year ending on the last Friday of December to a calendar year ending on December 31, 2025. Beginning with fiscal 2026, the Company’s fiscal year corresponds to the calendar year from January 1 through December 31.
The number of operating days in the quarterly periods in fiscal year 2026 are different as compared to the 52-53 weeks quarterly periods in fiscal year 2025, which has an impact on the Company’s comparative presentation of period-over-period information. The three months ended March 28, 2025 refers to the thirteen week period ended March 28, 2025 and includes one additional operating day when compared to the three months ended March 31, 2026.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026 as compared to the significant accounting policies presented in Note 4. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K.

2.	Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires new financial statement disclosures about the nature, amount, and timing of relevant expense categories underlying income statement expense, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software (“ASU 2025-06”). This ASU modernizes the accounting guidance for internal‑use software costs by eliminating references to software development project stages and introducing a principles‑based model that requires capitalization of costs when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used for its intended purpose. This ASU also supersedes existing guidance on website development costs and incorporates that guidance into Subtopic 350‑40. ASU 2025‑06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The standard may be applied prospectively, modified retrospectively, or retrospectively. The Company is currently evaluating the impact of this standard on its accounting for internal‑use software costs and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements (“ASU 2025-11). The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. Rather, the objective of the amendments is to provide clarity on interim reporting requirements. ASU 2025-11 results in a comprehensive list of interim disclosures that are required by GAAP and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard.
No other new accounting pronouncement issued has had, or is expected to have, a material impact on the Company’s unaudited condensed consolidated financial statements.

3.	Business Combination
Business Combination with Endo
On March 13, 2025, the Company entered into a Transaction Agreement (as amended on April 23, 2025) (“Transaction Agreement”) with Endo, Inc. (which has since been converted to Endo LP, “Endo”) and Salvare Merger Sub LLC, the Company’s wholly owned subsidiary (“Merger Sub”). On July 31, 2025, pursuant to the Transaction Agreement, the Company acquired all of the issued and outstanding shares of Endo through the merger of Merger Sub with and into Endo, with Endo continuing as the surviving entity and a wholly owned subsidiary of the Company (the “Business Combination”). For further information, refer to Note 5. Business Combination of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K.
The accounting for the Business Combination has not been finalized and further adjustments may be necessary as a result of the Company’s continuing assessment during the measurement period. During the three months ended March 31, 2026, the Company’s assessment of additional information that existed at the acquisition date relating to the fair value of assets acquired and liabilities assumed resulted in an increase in the fair value of inventory of $2.5 million, an increase in prepaid and other current assets of $2.1 million, and a decrease in accrued and other current liabilities of $2.3 million. As a result, goodwill was reduced by $6.9 million.

4.	Divestitures
Par Health Separation
On November 10, 2025, the Company completed the separation (“Separation”) of its Generics and Sterile Injectables businesses into an independent, private company named Par Health Inc. (“Par Health”). As a result of the Separation, the Company no longer retains any ownership interest in Par Health. For further information, refer to Note 6. Divestitures of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K.

The financial results of Par Health are classified as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, for all relevant periods presented. The following table summarizes the financial performance of Par Health for the three months ended March 28, 2025, which reflects the results of the Company’s former Generics business during this time period.

Major line items constituting income from discontinued operations	Three Months Ended March 28, 2025 (1)
Net sales	$212.7
Cost of sales	121.8
Gross profit	90.9

Selling, general and administrative expenses	34.0
Research and development expenses	5.2
Operating income	51.7

Interest expense	(0.1)
Interest income	1.7
Other expense, net	(0.3)
Income from discontinued operations before income taxes	53.0

Provision for income taxes	5.6
Income from discontinued operations, net of tax	$47.4
(1)    Results do not include $0.2 million of income from discontinued operations, net of tax, relating to the Company’s prior divestiture of its Nuclear Imaging business.
In connection with the Separation, the Company entered into a transition services agreement to provide and receive certain services following the separation (the “Par Health TSA”). Income under the Par Health TSA was $3.1 million during the three months ended March 31, 2026. As of March 31, 2026 under the provisions of these certain agreements, the Company was owed approximately $9.1 million from Par Health and the Company owed approximately $4.2 million to Par Health, which primarily reflect amounts owed between the parties for certain pass-through costs paid or received by one party on behalf of the other party.
Therakos Divestiture
On November 29, 2024, the Company completed the divestiture of the Company’s Therakos business (“Therakos Divestiture”). The Company recorded $6.2 million for the final working capital settlement for the Therakos Divestiture during the three months ended March 28, 2025. In connection with the Therakos Divestiture, the Company entered into a transition services agreement (the “Therakos TSA”) effective upon closing to provide certain business support services generally for up to 18 months after the closing date or a longer period for certain services. Income under the Therakos TSA was $0.4 million and $3.0 million during the three months ended March 31, 2026 and March 28, 2025, respectively. For further information, refer to Note 6. Divestitures of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K.

5.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 15. Segment Data of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for disaggregation of the Company's net sales by product.

Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 27, 2024	$65.0	$4.2	$0.1	$69.3
Provisions	53.3	1.2	—	54.5
Payments or credits	(40.9)	—	—	(40.9)
Balance as of March 28, 2025	$77.4	$5.4	$0.1	$82.9

Balance as of December 31, 2025	$234.4	$48.3	$1.8	$284.5
Provisions	195.0	6.5	4.9	206.4
Payments or credits	(210.4)	(4.8)	(4.8)	(220.0)
Balance as of March 31, 2026	$219.0	$50.0	$1.9	$270.9
Product sales transferred to customers at a point in time and over time were as follows:

	Three Months Ended
	March 31, 2026	March 28, 2025
Product sales transferred at a point in time	87.4%	69.8%
Product sales transferred over time	12.6	30.2
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of March 31, 2026:

Remainder of Fiscal 2026	$102.9
Fiscal 2027	65.7
Fiscal 2028	30.4
Thereafter	4.3
Costs to fulfill a contract
As of March 31, 2026 and December 31, 2025, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations and reflected in property, plant and equipment, net, on the unaudited condensed consolidated balance sheets was $65.8 million and $62.0 million, respectively. The associated depreciation expense recognized for the three months ended March 31, 2026 and March 28, 2025 was $2.3 million and $1.5 million, respectively.

6.	Income Taxes
The Company recognized an income tax expense of $4.8 million and tax benefit of $1.7 million on losses from continuing operations before income taxes of $108.7 million and $77.0 million for the three months ended March 31, 2026 and March 28, 2025, respectively. This resulted in an effective tax rate of (4.4)% and 2.2%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5%, predominately due to statutory rate differences across the jurisdictions in which the Company operates, net of valuation allowances, applied to pretax earnings which includes the impacts of inventory step-up and intangible amortization expense. The effective tax rate is also affected by non-deductible expenses, including interest, compensation, and costs associated with the Business Combination, integration, and other related activity.
The Company's unrecognized tax benefits, excluding interest, totaled $26.6 million as of both March 31, 2026 and December 31, 2025.
The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, were intended to apply for tax years beginning in 2024. The Company continues to closely monitor developments and evaluate the impact these new rules will have on its tax rate, including eligibility to qualify for certain safe harbors. For the three months ended March 31, 2026 and March 28, 2025, no foreign subsidiary is forecasted to incur a material top-up tax under Pillar Two.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for depreciation and interest expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact to the Company’s income tax expense or effective tax rate for the three months ended March 31, 2026.

7.	Loss per Share
The weighted-average number of shares outstanding used in the computations of basic and diluted loss per share were as follows (in millions of shares):

	Three Months Ended
	March 31, 2026	March 28, 2025
Basic	39.6	19.7
Dilutive impact of restricted share units	—	—
Diluted	39.6	19.7
A net loss cannot be diluted. When a company is in a net loss position, basic and diluted loss per share are the same. If the Company records net income, the denominator of a diluted earnings per share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. The computation of diluted weighted-average shares outstanding for the three months ended March 31, 2026 and March 28, 2025 excluded approximately 1.5 million and 1.7 million, respectively, of common stock equivalents (consisting of stock awards during both periods and contingent value rights during the three months ended March 28, 2025) because the effect would have been anti-dilutive.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	March 31, 2026	December 31, 2025
Raw materials	$54.5	$54.1
Work in process	298.0	253.7
Finished goods	134.8	245.7
Inventories(1)	$487.3	$553.5

Inventories, long-term (1) (2)	$425.6	$497.4
(1)As of March 31, 2026, inventories and inventories, long-term include approximately $287.5 million and $351.0 million, respectively, of remaining unamortized fair value step up. As of December 31, 2025, inventories and inventories, long-term include $368.0 million and $413.0 million respectively, of remaining unamortized fair value step up. The remaining unamortized fair value step up will be expensed as cost of sales in future periods as the inventory is sold.
(2)Inventories, long-term are included in other assets in the consolidated balance sheets at March 31, 2026, and December 31, 2025.

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	March 31, 2026	December 31, 2025
Land	$8.0	$8.2
Buildings	57.1	56.5
Capitalized software	5.4	4.8
Machinery and equipment	124.7	116.4
Construction in process	20.4	22.3
Property, plant and equipment, at cost	215.6	208.2
Less: accumulated depreciation	(28.4)	(22.8)
Property, plant and equipment, net	$187.2	$185.4

Depreciation expense was as follows:

	Three Months Ended
	March 31, 2026	March 28, 2025
Depreciation expense	$5.6	$2.7

10.	Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2026.

Total
Balance as of December 31, 2025	$31.8
Measurement period adjustments (Note 3)	(6.9)
Balance as of March 31, 2026	$24.9

Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable:
Developed technology	$2,404.7	$230.5	$2,174.2	$2,404.7	$175.1	$2,229.6
Intangible assets, net	$2,404.7	$230.5	$2,174.2	$2,404.7	$175.1	$2,229.6
Intangible asset amortization expense
Intangible asset amortization expense is included in cost of sales in the condensed consolidated statements of operations and was as follows:

	Three Months Ended
	March 31, 2026	March 28, 2025
Amortization expense	$55.4	$9.7

Based on the carrying amount of developed technology intangible assets as of March 31, 2026 and assuming no future impairment of the underlying assets, the estimated future amortization is expected to be as follows:

Remainder of Fiscal 2026	$165.1
Fiscal 2027	217.1
Fiscal 2028	213.8
Fiscal 2029	207.6
Fiscal 2030	195.5
Thereafter	1,175.1
Total amortization	$2,174.2

11.	Debt
Debt was comprised of the following at the end of each period:

	March 31, 2026		December 31, 2025
	Principal	Carrying Value	Principal	Carrying Value
Current maturities of long-term debt:
Term Loan due April 2031	$15.0	$15.0	$15.0	$15.0
Total current maturities of long-term debt	$15.0	$15.0	$15.0	$15.0

Long-term debt:
Term Loan due April 2031	$1,462.5	$1,468.3	$1,466.3	$1,472.3
8.50% Senior Secured Notes Due April 2031	1,000.0	1,057.1	1,000.0	1,060.0
Total long-term debt	$2,462.5	$2,525.4	$2,466.3	$2,532.3
Total debt	$2,477.5	$2,540.4	$2,481.3	$2,547.3
Following the initial recognition at fair value, the Company accounts for its debt instruments utilizing the amortized cost method and amortizes the fair value premium to the principal amount over the term of the respective instruments as a reduction to interest expense on the consolidated statement of operations.
Applicable interest rate
As of March 31, 2026, the applicable interest rate on the Company's debt instruments were as follows:

Applicable Interest Rate
Term Loan due April 2031	7.42%
8.50% Senior Secured Notes due April 2031	8.50%

12.	Guarantees
In disposing of assets or businesses, the Company has from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. The Company assesses the probability of potential liabilities related to such representations, warranties and indemnities and adjusts potential liabilities as a result of changes in facts and circumstances. As of March 31, 2026, the Company believes the likelihood of payment is remote and the fair value of such guarantees is not material.
As of March 31, 2026, there were no material changes in our guarantees or non-indebtedness obligations from those disclosed in the 2025 Form 10-K.

13.	Commitments and Contingencies
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
Government Proceedings
U.S. Attorney's Office Subpoena W.D. Va. In March 2025, Endo USA, Inc. (“Endo USA”) received a subpoena duces tecum issued by the U.S. Attorney’s Office for the Western District of Virginia (“WDVA USAO”) requesting documents and information from 1996 through the present related to any interactions by Endo USA, its affiliates, predecessors or other related parties with pharmacy benefit managers, including (i) remuneration provided, (ii) negotiation of rebates, (iii) communications regarding the prescription, administration or payment for opioid medications, and (iv) communications regarding the safety or efficacy of opioid medications. Endo USA received two additional subpoenas from the WDVA USAO seeking related material in April 2025. Endo

USA has responded to the subpoenas and is cooperating with the investigation. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
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
U.S. Department of Justice Civil Investigative Demand. In October 2025, Endo received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice under the False Claims Act seeking documents and information from January 2020 through the present. The CID concerns allegations that (1) Endo violated the False Claims Act by paying kickbacks to induce the purchase of Xiaflex®, in violation of the Anti-Kickback Statute and (2) Endo inflated reimbursement rates for Xiaflex® by excluding applicable price concessions from average sales price reports submitted to the Centers for Medicare & Medicaid Services. Endo is cooperating with the investigation and is in the process of responding to the CID. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
Securities Litigation
Alta Fundamental. In September 2024, a lawsuit was filed against the Company’s CEO Sigurdur Olafsson, its former CFO Bryan Reasons, the former Chair of the Board Paul Bisaro, its former Chief Strategy and Restructuring Officer Jason Goodson, and its former Global Controller and Chief Investor Relations Officer Daniel Speciale (“Alta Individual Defendants”), in the U.S. District Court for the District of New Jersey, captioned Alta Fundamental Advisors, LLC et al. v. Bisaro et al., No. 24-cv-09245. The Alta Fundamental lawsuit generally alleges that the defendants made false and misleading statements related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to the Company’s opioid-related litigation settlement and the risk of additional filings for bankruptcy protection. The lawsuit alleges claims under Sections 10(b), 18(a), and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and the New Jersey Uniform Securities Act, as well as common law fraud and negligent misrepresentation. The Company assumed the obligation to defend and indemnify the Alta Individual Defendants. The lawsuit seeks monetary damages in an unspecified amount. In June 2025, the court granted in part and denied in part the Alta Individual Defendants' motion to dismiss. Certain of the Alta Individual Defendants filed a motion for reconsideration as to the court’s partial denial. In February 2026, the court granted the motion for reconsideration and the Individual Defendants Goodson and Speciale were dismissed from this case. The Alta Individual Defendants who did not file a motion for reconsideration answered the complaint in August 2025. In May 2026, the parties entered into an agreement to resolve all claims on this matter, with the settlement amount to be funded by the Company’s insurance carriers and not material to the Company’s financial condition, results of operations, or cash flows.
Endo Bankruptcy
Historically, Endo’s business had been operated by Endo International plc, together with its subsidiaries. On August 16, 2022, Endo International plc, together with certain of its direct and indirect subsidiaries, filed voluntary petitions for relief under the chapter 11 of title 11 of the United States Code (“Bankruptcy Code,” and such cases, the “Endo Chapter 11 Cases”); certain additional Endo entities filed voluntary petitions for relief under the Bankruptcy Code on May 25, 2023 and May 31, 2023 (together the “Endo Debtors”). On December 19, 2023, the Endo Debtors filed a proposed chapter 11 plan of reorganization (as amended, including on January 5, 2024, January 9, 2024 and March 18, 2024, and including any exhibits and supplements filed with respect thereto, the “Endo Plan”) and related disclosure statement with the U.S. Bankruptcy Court for the Southern District of New York (“New York Bankruptcy Court”). The New York Bankruptcy Court confirmed the Endo Plan on March 19, 2024, and the Endo Debtors satisfied all conditions required for the Endo Plan effectiveness on April 23, 2024.
At the Endo Debtors’ request, the New York Bankruptcy Court appointed the Future Claimants' Representative (“FCR”) in the Endo Chapter 11 Cases. As further described in the applicable New York Bankruptcy Court filings, the FCR represents the rights of individuals who may in the future assert one or more personal injury claims against the Endo Debtors or a successor of the Endo Debtors’ businesses relating to the Endo Debtors’ opioid or transvaginal surgical mesh products, but who could not assert such claims in the Endo Chapter 11 Cases because, among other reasons, such individuals were unaware of the alleged injury, had a latent manifestation of the alleged injury or were otherwise unable to assert or incapable of asserting claims based on the alleged injury. Under the Endo Plan and the settlement contemplated thereby, the trust established for the benefit of eligible future claimants assumed liability for all future claims in exchange for Endo’s ongoing obligation to fund such trust. As of March 31, 2026, the Company accrued for loss contingencies of approximately $8.2 million. The liability was assumed in connection with the Business Combination, which is discussed further in Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2025.
Under the Endo Plan, the U.S. Government Economic Settlement provides for payment by Endo of contingent consideration of $25.0 million per year for each calendar year between 2024 and 2028 (capped at $100.0 million in the aggregate) if Endo’s annual EBITDA for the corresponding calendar year exceeds defined baselines (the “EBITDA Outperformance Targets”), as set forth in the U.S. Government Economic Settlement. In accordance with the provisions of the U.S. Government Economic Settlement, in the event Endo acquires or sells assets, such EBITDA Outperformance Targets, as adjusted to reflect the effects of the Business Combination in

July 2025 and the Separation in November 2025 shall be adjusted upward or downward dollar for dollar in an amount equal to the EBITDA contribution of such acquired or sold assets. The EBITDA Outperformance Targets for 2024 and 2025 were not met and the Company does not expect to meet the EBITDA Outperformance Targets in any of the fiscal years 2026 through 2028. No payments have been made or accrued for related to the achievement of certain EBITDA Outperformance Targets. Such contingent payments continue to apply after the closing of the Business Combination and the Separation.
Patent Litigation
The Company will continue to vigorously enforce its intellectual property rights relating to its products to prevent the marketing of infringing generic, biosimilar or competing products prior to the expiration of patents covering those products, which, if unsuccessful, could adversely affect the Company's ability to successfully maximize the value of individual products and have an adverse effect on its financial condition, results of operations and cash flows. In the case of litigation filed against potential generic, biosimilar or competing products to Company's products, those litigation matters can either be settled or the litigation pursued through a trial and any potential appeals of the lower court decision.
Mallinckrodt Pharmaceuticals Ireland Limited, et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (collectively “Airgas”) in the U.S. District Court for the District of Delaware following notice from Airgas of its ANDA submission seeking approval from the FDA for a generic version of INOmax® (nitric oxide) gas, for inhalation (“INOmax”). Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011. In February 2024, the court entered stipulations of consent for filing of an amended complaint. In March 2024, the court granted Air Liquide S.A.’s motion to dismiss. Airgas Therapeutics, LLC and Airgas USA LLC remain parties to the litigation. In January 2025, the court denied the Company’s motion for preliminary injunction seeking to prevent defendants Airgas Therapeutics LLC and Airgas USA LLC from infringing the Company’s U.S. patents during the pendency of the litigation. The defendants have filed a motion for summary judgment. There was a jury trial in September 2025. At trial, the Company asserted three patents. The Company was seeking monetary and equitable relief. On September 12, 2025, the jury returned a verdict in favor of the Company. The jury found that AirGas willfully infringed the asserted patents. The jury awarded approximately $9.5 million in monetary damages. On October 7, 2025, the court entered judgment that Airgas infringes the asserted patents under 35 U.S.C. §271(e) and will enter final judgment on remedies after considering motions for judgment as a matter of law.
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
In October 2023, the Company received notification that Sawai Pharmaceutical Co., Ltd. (“Sawai”) had filed petitions for two invalidation trials against two PTE registrations for JP Patent No. 4332353. In June 2025, the JPO determined that none of the invalidation grounds can stand and concluded that the two PTE registrations for the 24 and 12μg capsules are valid. Sawai has appealed the JPO decision for both PTE registrations. Oral arguments were held in February 2026. A decision was reached on April 9, 2026, dismissing Sawai’s complaints. Sawai did not appeal the decision.
In December 2023, the Company received notification that Sawai had filed a petition for an invalidation trial against JP Patent No. 4332353. The JPO held a hearing in December 2024 relating to Sawai’s challenge of JP Patent No. 4332353, and in May 2025 the JPO issued a decision finding that all of the asserted claims in respect of JP Patent No. 4332353 are valid and will be maintained. Sawai has appealed the JPO's decision to the IP High Court. Initial briefs were filed by all parties and an oral argument was held on April 23, 2026. The court has indicated that a decision is expected on June 23, 2026.
In April 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations of three additional patents (JP Patent No. 4786866, JP Patent No. 4852229, and JP Patent No. 4889219). The JPO held a hearing in August 2025 with respect to the three invalidations trials regarding the 12 µg PTE registrations. The JPO has completed their examination and the Company is awaiting the decision from the JPO.
In April 2024, the Company received notification that Sawai had filed a petition for invalidation trial against JP Patent No. 4786866. In December 2025, the JPO issued a Notice of Completion of Examination in the invalidation trial. In February 2026, the JPO issued a decision finding that all of the asserted claims in respect of JP Patent No. 4786866 as amended during the invalidation trial are valid and will be maintained. The decision was not appealed by Sawai, and the deadline to appeal has passed.
In May 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations of two additional patents (JP Patent No. 4332316 and JP Patent No. 4684334). An oral hearing was held on March 2, 2026. A decision is expected later this year.
In December 2025, the Company received notification that Towa Pharmaceutical Co., Ltd (“Towa”) had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations for JP Patent Nos. 4786866, 4852229, and 4889219. The petitions have been received by the parties, and answers to the petitions are expected to be filed in May 2026. The

Company believes that each of these patents and/or PTE registrations is valid, and the Company will vigorously defend these patents and PTE registrations.
In October 2025, the Company intervened in a patent infringement suit filed by Viatris Pharmaceuticals Japan G.K. (“Viatris”) against Sawai, in Osaka District Court, Civil Division, related to certain Japanese patents. Viatris has filed lawsuits against Sawai alleging that Sawai has infringed JP Patent Nos. 4889219 (“the ‘219 patent”) and 4332353 (“the ‘353 patent”). In the lawsuit, Viatris alleges that Sawai has infringed the ‘219 and ‘353 patents by filing an application for marketing approval of a generic drug of Amitiza 24 mcg capsules. Petitions for preliminary injunction have also been filed against Sawai to enjoin them from continuing to infringe the ‘219 and ‘353 patents. The Company has intervened in both lawsuits to support Viatris in their claims against Sawai and to defend the validity of the ‘219 and ‘353 patents. In February 2026, the Osaka District Court ruled on the preliminary injunction cases in favor of Sawai, finding that Sawai does not infringe the ‘219 patent or the ‘353 patent. The Osaka District Court did not rule on the validity of either the ‘219 patent or the ‘353 patent. Viatris appealed the decision, and the Company joined the appeal, but the appeal was later withdrawn. A decision in the patent infringement lawsuits was received on March 3, 2026, finding that Sawai does not infringe the ‘219 patent or the ‘353 patent. Viatris has appealed the decision, and the Company has joined the appeal. On February 16, 2026, the Japanese regulatory authority approved both Towa’s and Sawai’s generic 24 mcg Amitiza products.
Separately, Viatris filed a number of additional proceedings alleging patent infringement against Towa and Sawai in Japan, including petitions to enjoin them from continuing to infringe a number of patents related to the Amitiza 24 mcg capsules. The Company has intervened in the lawsuits to support Viatris in their claims and to defend the validity of the patents. The petitions to enjoin Sawai and Towa from continuing to infringe a number of patents related to the Amitiza 24 mcg capsules have been withdrawn, but the patent infringement cases remain pending.
The outcome of the forgoing proceedings is expected to impact the Company’s sales of Amitiza in Japan.
Other Matters
The Company is a defendant in a number of other pending legal proceedings relating to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations and cash flows.
SpinCo Liabilities
Pursuant to the terms and conditions of the Separation Agreement by and between the Company and Par Health, at the effective time of its separation from the Company, Par Health or one of its subsidiaries assumed certain liabilities (whether accrued, contingent or otherwise) relating to, arising out of or resulting from the generic pharmaceuticals (including APIs) and sterile injectables businesses of the Company or certain related assets, including all related pending, threatened and unasserted legal matters (collectively, the “SpinCo Liabilities”). These SpinCo Liabilities include, among others, environmental proceedings, governmental investigations, patent proceedings, commercial disputes, and other litigation. The Company or one of its subsidiaries retained all liabilities (including whether accrued, contingent or otherwise) other than SpinCo Liabilities, including all related pending, threatened and unasserted legal matters (the “Parent Liabilities”). Par Health agreed to indemnify the Company for any liability arising out of or resulting from the SpinCo Liabilities, and the Company agreed to indemnify Par Health for any liability arising out of or resulting from the Parent Liabilities. Items described above are considered to be Parent Liabilities.
Based on the Company’s understanding of the matters to date, the Company does not intend to further report on SpinCo Liabilities, except for the matters described below under the captions “U.S. Attorney's Office Subpoena W.D. Va.” and “Generic Pharmaceutical Antitrust Multi-District Litigation” in which a Keenova entity has been named a party.
U.S. Attorney's Office Subpoena W.D. Va. In August 2023, the Company received a grand jury subpoena from the WDVA USAO. Subsequently, the Company and Par Health received additional grand jury subpoenas from the WDVA USAO, most recently, in December 2025. The subpoenas seek production of certain data and information for the time period from July 17, 2012, to the present, including information and data relating to the controlled substances compliance program of the Company’s former subsidiaries, reporting of suspicious orders for controlled substances, chargebacks and other transactions, financial accounts related to these issues, financial transactions involving prescription drug products, and communications with the U.S. Drug Enforcement Administration. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
Generic Pharmaceutical Antitrust Multi-District Litigation. In August 2016, a multi-district litigation (“MDL”) was established in the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (“Generic Pricing MDL”). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. The Generic Pricing MDL includes lawsuits against the Company and dozens of other pharmaceutical companies, including a complaint filed by Attorneys General for 51 States, Territories and the District of Columbia seeking monetary damages and injunctive relief (“AG Litigation”). Since its inception, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 200 generic pharmaceutical drugs. Although the AG Litigation had been consolidated in the EDPA in the Generic Pricing MDL, a 2022 federal legislative change exempted state antitrust enforcement actions arising under federal antitrust law from MDLs. As a result, the plaintiffs sought and won a remand to the jurisdiction in which the case was filed, the District of Connecticut. As a result of this change and resulting action, the Company filed its answer to the plaintiffs’ amended complaint in the District Court of Connecticut in September 2024. While the Company believes it is not subject to monetary damages in connection with these matters, as a result of its emergence from Chapter 11 bankruptcy proceedings and Irish examinership proceedings on June 16, 2022 and vigorously disagrees with the plaintiffs' characterization of the facts and law, the Company is not able to reasonably estimate whether any injunctive relief will be granted, and if granted, whether it will materially impact the Company's financial position or operations. The joint defense group filed joint motions for summary judgment, which have been denied. A number of defendants, including the Company, have filed defendant-specific motions for summary judgment, most of which presently remain pending. In February 2026, the Company’s defendant-specific motion for summary judgment was granted as to the unavailability of monetary relief against the Company, but denied as to the Company’s motion to dismiss the Company. In March 2026, a defendant filed a writ of mandamus to the U.S. Court of Appeals for the Second Circuit challenging the summary judgment ruling allowing the plaintiffs’ overarching conspiracy theory. This writ remains pending. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.

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
The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

		Fair Value Measurement Using Fair Value Hierarchy:
	March 31, 2026	Level 1	Level 2	Level 3
Assets:
Equity securities	$4.3	$4.3	$—	$—
	$4.3	$4.3	$—	$—
Liabilities:
Deferred compensation liabilities	$19.8	$—	$19.8	$—
Contingent consideration liabilities	55.4	—	—	55.4
	$75.2	$—	$19.8	$55.4

		Fair Value Measurement Using Fair Value Hierarchy:
	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Equity securities	$10.5	$10.5	$—	$—
	$10.5	$10.5	$—	$—
Liabilities:
Deferred compensation liabilities	$21.7	$—	$21.7	$—
Contingent consideration liabilities	54.8	—	—	54.8
	$76.5	$—	$21.7	$54.8
Equity securities. Equity securities consist primarily of shares of Silence Therapeutics plc, for which quoted prices are available in an active market; therefore, these investments are classified as Level 1 and are valued based on quoted market prices reported on internationally recognized securities exchanges. During the three months ended March 31, 2026, the Company began to dispose of a portion of its investment in Silence Therapeutics, resulting in a realized gain of approximately $0.1 million. The three months ended March 31, 2026 and March 28, 2025 included unrealized losses of $0.5 million and $6.2 million, respectively, related to the Company’s investments within other income (expense), net in the unaudited condensed consolidated statements of operations.
Deferred compensation liabilities. The Company maintains a non-qualified deferred compensation plan in the U.S., which permitted eligible employees of the Company to defer a portion of their compensation. The plan is currently frozen for employee deferrals. A recordkeeping account is set up for each participant and the participant chooses from a variety of funds for the deemed investment of their accounts. The recordkeeping accounts generally correspond to the funds offered in the Company's U.S. tax-qualified defined contribution retirement plan and the account balance fluctuates with the investment returns on those funds.
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
The following table summarizes activity for contingent consideration:

	Terlivaz CVR (1)	Edex (2)	Total
December 31, 2025	$20.0	$34.8	$54.8
Fair value adjustment	—	0.6	0.6
March 31, 2026	$20.0	$35.4	$55.4
(1) Fair value classified within accrued and other liabilities as of March 31, 2026 and December 31, 2025.
(2) Includes fair value of $3.0 million as of March 31, 2026 and December 31, 2025 classified within accrued and other current liabilities, respectively.
Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of March 31, 2026 and December 31, 2025:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other highly liquid investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (Level 1). The fair value of restricted cash was equivalent to its carrying value of $140.8 million and $141.1 million as of March 31, 2026 and December 31, 2025 (Level 1), respectively. Restricted cash as of March 31, 2026 primarily relates to certain self-insurance related matters of $85.9 million, $22.4 million related to the Mallinckrodt Baker escrow and approximately $32.5 million related to certain bank guarantees, letters of credit, surety bonds, and other collateral arrangements.
•The Company's 8.50% Senior Secured Notes due April 2031 are classified as Level 1, as quoted prices are available in an active market for these notes. Since quoted market prices for the Company's Term Loan due April 2031 are not available in an active market, they are classified as Level 2 for purposes of developing an estimate of fair value. Refer to Note 15. Debt of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K for further discussion regarding the Company’s debt instruments.

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
8.50% Senior Secured Notes due April 2031	$1,057.1	$1,048.0	$1,060.0	$1,058.1

Level 2:
Term Loan due April 2031	1,483.3	1,471.0	1,487.3	1,472.0
Total Debt	$2,540.4	$2,519.0	$2,547.3	$2,530.1
Concentration of Credit and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers.
The following table shows net sales attributable to customers that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended
	March 31, 2026	March 28, 2025
FFF Enterprises, Inc.	34.4%	54.8%
Cencora, Inc.	19.8	*
CVS Health Corporation	12.3	*

* Net sales to this customer were less than 10.0% of total net sales during the respective periods presented above.
The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	March 31, 2026	December 31, 2025
Cencora, Inc.	36.3%	47.5%
FFF Enterprises, Inc.	30.8	19.2

15.	Segment Data
The Company operates its business in one operating and reportable segment with a clear and focused strategy centered on its branded therapeutics. The Company’s business is dedicated to developing, manufacturing, and commercializing branded therapeutics for the treatment of rare or unaddressed diseases in the specialty areas of rheumatology, ophthalmology, nephrology, pulmonology, orthopedics, urology and neonatal respiratory critical care.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM measures and evaluates the Company's operations on a consolidated basis based on net income (loss). Significant segment expenses include cost of sales, research and development and selling, general and administrative expenses. The CODM considers budget-to-actual variances of consolidated net sales and consolidated net income (loss) on a quarterly basis to assess performance and operating trends and to make decisions about allocating resources
The CODM manages assets on a total company basis. The CODM is not regularly provided any asset information below the consolidated balance sheet.
Net sales by product family were as follows:

	Three Months Ended
	March 31, 2026	March 28, 2025
Acthar Gel	$169.5	$115.4
Xiaflex (1)	134.4	—
INOmax	58.8	62.5
Amitiza	21.0	20.0
Other Products (1)	78.7	9.1
License Revenue (1)	5.9	0.2
Net sales	$468.3	$207.2
(1)Is or contains products acquired in the Business Combination. Accordingly, there are no comparable net sales for these products during the prior year period.

16.	Share-based Compensation
During the three months ended March 31, 2026, the Company granted 0.6 million time-based restricted share-units (“RSUs”) with an aggregate grant-date fair value of $58.3 million, which vest in equal installments on each of the first three anniversaries of the grant date for executive officers and fully vest on the first anniversary of the grant date for directors, 0.3 million performance-based restricted-share units (“PSUs”), with an aggregate grant-date fair value of $22.6 million, which cliff vest after three years upon achievement of specified financial performance criteria, and 1.0 million PSUs with an aggregate grant-date fair value of $90.0 million, which vest solely upon the occurrence of specified events. Compensation expense for the RSUs and the PSUs tied to financial performance criteria is recognized using the graded attribution method and, for PSUs, gives consideration to the probability of achieving the applicable vesting conditions. With respect to the PSUs that vest solely upon the occurrence of event criteria, no stock‑based compensation expense has been recognized during the period, as the event is not considered probable.

KEENOVA THERAPEUTICS PLC
MANAGEMENT’S DISCUSSION AND ANALYSIS
(In millions, except share data, per share data, and where indicated)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2026 (“2025 Form 10-K”). This Quarterly Report includes forward-looking statements that are based on management's beliefs and assumptions and on information currently available to management. See “Forward-Looking Statements” at the end of this Item 2 for important additional information and related considerations.
Fiscal Year
We have historically reported our results based on a “52-53 week” year ending on the last Friday of December. In the fourth quarter of fiscal year 2025, we approved a change in our fiscal year end from a 52-53-week year ending on the last Friday of December to a calendar year ending on December 31, 2025. Beginning with fiscal 2026, our fiscal year corresponds to the calendar year from January 1 through December 31.
The number of operating days in the quarterly periods in fiscal year 2026 are different as compared to the 52-53 weeks quarterly periods in fiscal year 2025, which has an impact on our comparative presentation of period over period information. The three months ended March 28, 2025 refer to the thirteen week periods ended March 28, 2025 and includes one additional operating day when compared to the three months ended March 31, 2026.
Overview of Business
We are a leading U.S.-focused branded therapeutics company that strives to help patients with rare or unaddressed conditions live happier and healthier lives. Our rare disease capabilities underpin our diversified brands portfolio, which is focused across a wide range of therapeutics areas of significant unmet need. These include rheumatology, ophthalmology, nephrology, neurology, pulmonology, orthopedics, urology, and neonatal respiratory critical care.
On July 31, 2025, we completed our business combination with Endo, Inc. (which has since been converted to Endo LP, “Endo”) (“Business Combination”). Our operating results for the three months ended March 31, 2026 reflect the operating results of Endo following the closing of the Business Combination. Further, following the separation of our Generics and Sterile Injectables businesses into an independent, private company named Par Health, Inc. (“Separation”) on November 10, 2025, our financial statements and accompanying notes have been recast to reflect Par Health’s assets, liabilities, results of operations and cash flows as discontinued operations for all periods presented. Refer to Note 3. Business Combination and Note 4. Divestitures of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for further information on the Business Combination and the Separation, respectively.
For further information on our business and products, refer to Item 1. Business included within the 2025 Form 10-K.
Financial Highlights
The sections that follow summarize the results of our operations for the periods presented in accordance with generally accepted accounting principles (“GAAP”). We operate our business in one operating and reportable segment. Accordingly, the discussion that follows focuses on our results of operations, our liquidity and our cash flows on a consolidated basis, with appropriate disaggregation where necessary to provide better insight into our operating performance, such as net sales.
Net sales and loss from continuing operations are as follows:

	Three Months Ended
	March 31, 2026	March 28, 2025	Percentage Change
Net sales	$468.3	$207.2	NM
Loss from continuing operations	$(113.5)	$(75.3)	50.7%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Net sales from continuing operations of $468.3 million for the three months ended March 31, 2026 increased $261.1 million compared to net sales of $207.2 million for the three months ended March 28, 2025. The increase is driven primarily by the net sales of products acquired from Endo of $206.4 million, coupled with growth in Acthar Gel net sales of $54.1 million, reflecting increased patient demand.

Loss from continuing operations of $113.5 million for the three months ended March 31, 2026 increased by $38.2 million when compared to loss from continuing operations of $75.3 million for the three months ended March 28, 2025. This change is driven primarily by higher selling, general and administrative (“SG&A”) expense of $95.7 million, interest expense of $18.4 million and research and development expense of $7.9 million partially offset by higher gross profit of $74.5 million and a change in other income of $15.8 million due to non-recurring losses in the prior period.
See Results of Operations below for further details.
Results of Operations
Net Sales
The table below sets forth a disaggregation of our net sales. A majority of our net sales were generated in the United States. Refer to Note 15. Segment Data of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Net sales of key products are as follows:

	Three Months Ended
	March 31, 2026	March 28, 2025	Percentage Change
Acthar Gel	$169.5	$115.4	46.9%
Xiaflex(1)	134.4	—	NM
INOmax	58.8	62.5	(5.9)%
Amitiza	21.0	20.0	5.0%
Other Products(1)	78.7	9.1	NM
License Revenues	5.9	0.2	NM
Net Sales	$468.3	$207.2	NM
________
NM indicates that the percentage change is not meaningful or is greater than 100%.
(1)Is or contains products acquired in the Business Combination. Accordingly, there are no comparable net sales for these products in the prior year period.
Acthar Gel net sales increased $54.1 million, or 46.9%, for the three months ended March 31, 2026, compared to the three months ended March 28, 2025. This increase was driven primarily by increased patient demand resulting from commercial investments and execution that increased category awareness and expansion, continued momentum in SelfJect uptake, and improved patient access.

Xiaflex net sales during the three months ended March 31, 2026 were $134.4 million, driven by increased demand and price.
INOmax net sales decreased $3.7 million, or 5.9%, for the three months ended March 31, 2026, compared to the three months ended March 28, 2025, driven primarily by continued competition in the U.S. from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations, and cash flows. Declines in the U.S. are partially offset by volume growth in Japan. Following the successful introduction of the INOmax EVOLVE DS device pilot program in 2024, we remain focused on expanding the multi-year rollout of EVOLVE to U.S. hospitals nationwide in order to help meet the needs of neonatal intensive care patients and healthcare professionals by offering improved automation, which enhances safety features, and a streamlined design that elevates the user experience.
Amitiza net sales increased $1.0 million, or 5.0%, for the three months ended March 31, 2026, compared to the three months ended March 28, 2025, driven primarily by increased demand in the U.S., partially offset by declines in Japan due to lower price.
Other Products net sales increased $69.6 million for the three months ended March 31, 2026, compared to the three months ended March 28, 2025, driven by sales from products acquired in the Business Combination, including primarily Supprelin LA of $17.7 million, Percocet of $15.1 million, Aveed of $12.8 million, Edex of $9.4 million and Testopel of $9.2 million, coupled with an increase in Terlivaz net sales of $3.2 million, compared to the three months ended March 28, 2025, driven by continued improvements in hospital adoptions resulting from ongoing engagement with healthcare providers emphasizing the importance of early patient identification and treatment initiation. Net sales from certain of our Other Products have been and will continue to be negatively impacted by competitive pressures and other factors, which could unfavorably impact future net sales of these products.
License revenue for the three months ended March 31, 2026 primarily represents royalties on net sales under certain license arrangements acquired in the Business Combination.

Cost of Sales and Operating Expenses
The table below sets forth a comparison of cost of sales and operating expenses for the relevant periods presented. Amounts for the three months ended March 31, 2026 reflect the inclusion of costs for the Business Combination.

	Three Months Ended
	March 31, 2026	March 28, 2025	Percentage Change
Cost of sales	$281.7	$95.1	NM
Selling, general and administrative expenses	210.6	114.9	83.3%
Combination, integration, and other related expenses	19.8	20.5	(3.4)%
Research and development expenses	23.2	15.3	51.6%
Restructuring credits, net	—	(2.0)	(100.0)%
________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Cost of sales. Cost of sales for the three months ended March 31, 2026, increased $186.6 million compared to the three months ended March 28, 2025, driven primarily by higher inventory fair value step up amortization of $112.8 million, higher intangible asset amortization of $45.7 million. The remaining increase is primarily attributable to costs associated with products acquired in the Business Combination of $22.0 million and, to a lesser degree, increased costs related to Acthar driven by increased patient demand and SelfJect uptake.
Selling, general and administrative expenses. SG&A expenses for the three months ended March 31, 2026, increased $95.7 million, or 83.3% compared to the three months ended March 28, 2025. The increase was driven primarily by increased compensation costs of $32.4 million due to higher headcount as a result of the Business Combination, coupled with higher advertising costs of $25.4 million, and increased third-party professional services costs of $19.7 million, partially offset by lower litigation settlement costs of $3.3 million. The remaining increase reflects higher operating costs across a wide range of spend categories following the Business Combination, including information technology, utilities, insurance, payroll and other taxes, and employee benefits costs, among others. SG&A expense may increase in future periods as a result of changes in the probability assessment or satisfaction of vesting conditions associated with certain equity awards. For example, during the three months ended March 31, 2026, we granted performance‑based equity awards that vest solely upon the occurrence of certain event criteria. While no share‑based compensation expense has been recognized for these awards to date because the event is not considered probable at this time, the occurrence of such an event or a determination that the event becomes probable could result in the recognition of material incremental compensation expense in a future period. The timing and amount of any such expense would depend on the facts and circumstances existing at that time.
Combination, integration, and other related expenses. Combination, integration, and other related expenses for the three months ended March 31, 2026, decreased $0.7 million, or 3.4% compared to the three months ended March 28, 2025. The expenses include legal, financial, other advisory and consulting costs, which primarily relate to shareholder matters, integration planning and execution, and regulatory matters associated with the Business Combination.
Research and development expenses. R&D expenses for the three months ended March 31, 2026, increased $7.9 million, or 51.6% compared to the three months ended March 28, 2025 driven primarily by investments to advance certain Xiaflex pipeline development programs for potential future indications, including plantar fibromatosis and hammer toe.
Restructuring credits, net. During the three months ended March 28, 2025, we recognized a $2.0 million benefit related to a vendor refund associated with the wind down of production of StrataGraft.
Non-Operating Items

	Three Months Ended
	March 31, 2026	March 28, 2025	Percentage Change
Interest expense	$(51.0)	$(32.6)	56.4%
Interest income	5.4	4.1	31.7%
Other income (expense), net	3.9	(11.9)	NM
Income tax (expense) benefit	(4.8)	1.7	NM
________
NM indicates that the percentage change is not meaningful or is greater than 100%.

Interest expense. Interest expense during the three months ended March 31, 2026, increased $18.4 million, or 56.4% compared to the three months ended March 28, 2025, driven by higher average outstanding debt balances reflecting the assumption of Endo’s outstanding debt obligations in connection with the Business Combination, partially offset by lower coupon interests rates on the assumed debt obligations as compared to the “second-out” senior secured takeback term loans due November 2028 entered into on November 14, 2023 and the “second-out” 14.75% senior secured first lien notes issued on November 14, 2023.
Interest income. Interest income during the three months ended March 31, 2026, increased $1.3 million, or 31.7% compared to the three months ended March 28, 2025, primarily related to interest received on money market accounts.
Other income (expense), net. During the three months ended March 31, 2026, and March 28, 2025, we recorded other income of $3.9 million and other expense of $11.9 million, respectively. Other income during the three months ended March 31, 2026 primarily reflects $3.5 million of income related to our transition services agreements in connection with the Separation and the sale of the Company’s Therakos business on August 3, 2024 (“Therakos Divestiture”). The three months ended March 28, 2025 included $6.2 million of unrealized losses on equity securities related to our investment in Silence Therapeutics plc and Panbela Therapeutics, Inc., a $6.2 million loss related to the final working capital settlement in connection with the Therakos Divestiture, and a $2.6 million unrealized loss related to changes in fair value of certain derivative assets and liabilities as discussed further in Note 14 of the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report. These losses were partially offset by $3.0 million of income related to our transition services agreement in connection with the Therakos Divestiture.
Income tax (expense) benefit. We recognized an income tax expense of $4.8 million and tax benefit of $1.7 million on losses from continuing operations before income taxes of $108.7 million and $77.0 million for the three months ended March 31, 2026, and March 28, 2025, respectively. This resulted in an effective tax rate of (4.4)% and 2.2%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5%, predominately due to statutory rate differences across the jurisdictions in which we operate, net of valuation allowances, applied to pretax earnings which includes the impacts of inventory step-up and intangible amortization expense. The effective tax rate is also affected by non-deductible expenses, including interest, compensation, and costs associated with the Business Combination, integration, and other related activity. See Note 6. Income Taxes of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for further details.
Liquidity and Capital Resources.
Our principal sources of liquidity are cash generated from operations and access to our $400 million revolving credit facility, net of $4.2 million of outstanding standby letters of credit, which remains undrawn at March 31, 2026. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $824.9 million as of March 31, 2026, compared to $812.8 million at December 31, 2025. Our principal liquidity requirements include working capital, capital expenditures, principal and interest payments associated with our indebtedness, lease obligations and purchase obligations, and our obligation related to the Acthar Gel-related litigation settlement.
From time to time, we have also completed acquisitions, including licensing agreements, and divestitures, which have significantly affected our liquidity and financial position. Examples of such transactions include the Business Combination and the Separation, completed during fiscal 2025. The net effect of these transactions is expected to result in an increase in future cash flows from operations, which will be used to fund our operations and to make future debt principal and interest payments associated with our increased indebtedness. There can be no assurances that anticipated benefits of the Business Combination and the Separation will be realized fully within expected timeframes or at all, which could materially impact our business, cash flow, financial condition and results of operations.
We have historically generated, and expect to continue to generate, positive cash flows from operations. We expect foreseeable liquidity and capital resource requirements to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as long-term borrowings if needed. We believe that our sources of liquidity are adequate to fund our operations for the next twelve months and beyond the next twelve months. Our ability to fund our capital needs is impacted by our ongoing ability to generate cash from operations and access to capital markets.
A summary of our cash flows from continuing operations is provided in the following table and described in further detail below:

	Three Months Ended
	March 31, 2026	March 28, 2025
Net cash from:
Operating activities - continuing operations	$23.1	$23.2
Investing activities - continuing operations	$(4.5)	$(10.3)
Financing activities - continuing operations	$(5.7)	$(3.1)
Operating Activities
Net cash provided by operating activities of $23.1 million for the three months ended March 31, 2026 was attributable to a net loss of $113.5 million, adjusted for non-cash items of $183.9 million primarily driven by inventory step-up amortization from acquisitions of $100.2 million coupled with depreciation and amortization of $61.0 million, share-based compensation expense of $11.0 million, inventory provisions of $4.1 million, and deferred income taxes of $3.6 million, partially offset by $47.3 million of net cash outflow from changes in working capital. The change in working capital was primarily driven by a $54.1 million cash outflow related to accounts receivable, net and a $71.9 million cash outflow related to inventory, partially offset by a $66.9 million net cash inflow related to other assets and liabilities.
Net cash provided by operating activities of $23.2 million for the three months ended March 28, 2025 was attributable to a loss from continuing operations of $75.3 million, adjusted for non-cash items of $24.3 million primarily driven by depreciation and amortization of $12.4 million, share-based compensation of $9.0 million, and inventory provisions of $2.6 million, net of changes in deferred income taxes of $9.8 million and $74.2 million of cash inflow from net changes in working capital. The change in working capital was primarily driven by a $28.5 million decrease in inventory, a $12.6 million increase in accounts payable, a $12.7 million net cash inflow from income taxes, and a $20.7 million net cash inflow related to other assets and liabilities.
Investing Activities
Net cash used in investing activities of $4.5 million for the three months ended March 31, 2026 was primarily driven by capital expenditures of $10.4 million, which were partially offset by $5.9 million of other investing cash inflows primarily related to proceeds from the sale of shares of Silence Therapeutics. Comparatively, net cash used in investing activities of $10.3 million for the three months ended March 28, 2025 was primarily driven by $10.6 million of capital expenditures.
Financing Activities
Net cash used in financing activities of $5.7 million for the three months ended March 31, 2026 was primarily attributable to $3.8 million of debt repayments. Comparatively, net cash used in financing activities of $3.1 million for the three months ended March 28, 2025 was primarily attributable to $1.9 million of deemed share repurchases in connection with the vesting of restricted share units to satisfy minimum statutory tax withholding obligations, and $1.0 million of debt repayments.
Cash Requirements and Sources from Existing Contractual Arrangements
As of March 31, 2026, our material cash requirements from known contractual obligations included debt obligations, legal settlements, lease obligations, purchase obligations and other liabilities reflected on our unaudited condensed consolidated balance sheet. See “Cash Requirements and Sources from Existing Contractual Arrangements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K for additional information; see also the discussion under “Indebtedness” below for additional information on changes to our long-term debt obligations.
Indebtedness
As of March 31, 2026, total drawn debt principal was $2,477.5 million compared to $2,481.3 million as of December 31, 2025. As of March 31, 2026, the total drawn and undrawn debt principal of existing facilities consists of: (i) an undrawn (net of $4.2 million of outstanding standby letters of credit) revolving credit facility with a maturity date of April 23, 2029 and commitments equal to $400 million, (ii) a term facility with a maturity date of April 23, 2031, with an outstanding principal balance of $1,477.5 million, and (iii) senior secured notes due April 2031 with an outstanding principal balance of $1,000.0 million.
Acthar Gel-Related Settlement
As of March 31, 2026, we have accrued $150.5 million related to our obligation related to the Acthar Gel litigation settlement and we are required to make a $33.7 million payment, inclusive of interest, upon the four-year anniversary of the Acthar Gel-related litigation settlement in June 2026.
Commitments and Contingencies
Legal Proceedings
We are subject to various legal proceedings and claims, including governmental investigations, environmental matters, product liability matters, patent infringement claims, antitrust matters, securities class action lawsuits, personal injury claims, employment disputes, contractual and other commercial disputes, and other legal proceedings, in the ordinary course of business. Although it is not feasible to predict the outcome of these matters, we believe, unless otherwise indicated, given the information currently available, that the ultimate resolution of any particular matter, or matters that have the same legal or factual issues, would not have a material adverse effect on our financial condition, results of operations, and cash flows.
Refer to Note 13. Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of the litigation, legal and administrative proceedings and claims as of March 31, 2026.
Guarantees
In disposing of assets or businesses, we have from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that the ultimate resolutions will not have a material adverse effect on our financial condition, results of operations and cash flows. See Note 19. As of March 31, 2026, there were no material changes in our guarantees or non-indebtedness obligations from those disclosed in the 2025 Form 10-K. Refer to Note 19. Guarantees of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K for additional information.
Off-Balance Sheet Arrangements
As of March 31, 2026, we had various letters of credit, guarantees, and surety bonds totaling $202.0 million, including approximately $37.5 million related to Par Health. In connection with the Separation, we and Par Health entered into agreements pursuant to which each party is required to use commercially reasonable efforts to cause the removal of the other party and its respective subsidiaries as guarantor of, or obligor for, certain indebtedness and other obligations following the Separation. To the extent we cannot be released from any such guarantee or obligation, Par Health is required to indemnify us for any losses, costs, or exposure arising from such guarantee. Certain of these guarantees require that we maintain cash collateral, which is classified as restricted cash and is included in Prepaid expenses and other current assets and Other assets on our unaudited consolidated balance sheets. There are no off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.
Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.
Our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended March 31, 2026, there were no significant changes to the policies or in the underlying accounting assumptions and estimates used in the critical accounting policies disclosed in our 2025 Form 10-K.
As discussed in our 2025 Form 10-K, as part of our strategic planning process, we periodically evaluate alternatives to enhance shareholder value, including the potential sale of certain assets or businesses. No assets met the criteria for held for sale reporting as of March 31, 2026; however, we are currently pursuing the potential divestiture of the Percocet business. While no assurance can be given that a transaction will be completed, or as to the timing or terms of any such transaction, these strategic initiatives may represent changes in circumstances that could impact the estimated fair values of the related assets. If the estimated fair value of these assets is less than their carrying value, we may be required to record an impairment charge in the future. Any such charge could be material and could adversely affect our results of operations and financial condition.
Recently Issued Accounting Standards
See Note 2. Recently Issued Accounting Standards of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a discussion regarding recently issued accounting standards.
Forward-Looking Statements
We have made forward-looking statements in this Quarterly Report that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “project,” “anticipate,” “approximately,” “estimate,” “predict,” “potential,” “continue,” “may,” “could,” “should” or the negative of these terms or similar expressions. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the following:
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
•loss of the benefits of services provided by Par Health or certain of its subsidiaries as a result of the Separation of Par Health;

•risks associated with being a smaller, less diversified company as a result of the Separation of Par Health;
•unanticipated costs, litigation and/or regulatory inquiries and investigations, including as a result of the Business Combination or the Separation of Par Health;
•the estimated fair values of the net assets acquired in the Business Combination are preliminary and subject to change if new information becomes available;
•potential changes in our business strategy and performance;
•exposure to global economic conditions and market uncertainty;
•governmental investigations and inquiries, regulatory actions, and lawsuits, in each case related to us or our officers;
•our contractual and court-ordered compliance obligations that, if violated, could result in penalties; matters related to Acthar Gel, including the settlement with governmental parties to resolve certain disputes and compliance with and restrictions under the related corporate integrity agreement;
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
•our ability to successfully pursue additional indications for XIAFLEX, including the timing and outcome of clinical results and regulatory submissions;
•our ability to successfully identify or discover additional products or product candidates;
•our ability to navigate price fluctuations and pressures, including the ability to achieve anticipated benefits of price increases of our products;
•competition;
•the ability of us and our partners to protect intellectual property rights;
•limited clinical trial data for Acthar Gel;
•the timing, expense and uncertainty associated with clinical studies and related regulatory processes;
•product liability losses and other litigation liability;
•material health, safety and environmental laws and related liabilities;
•business development activities or other strategic transactions;
•attraction and retention of qualified personnel in key fields;
•the effectiveness of information technology infrastructure, including risks of external attacks or failures;
•customer concentration;

•our reliance on certain individual products that are material to its financial performance;
•complex manufacturing processes;
•reliance on third-party manufacturers and supply chain providers and related market disruptions;
•conducting business internationally;
•new or increased tariffs and evolving trade relations and changes in trade and taxation policy;
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
•the impact of Irish laws; and
•the comparability of our financial results to historical financial statements in light of our emergence from Chapter 11 bankruptcy proceedings in 2023, the divesture of our Therakos business, the Business Combination and the Separation of Par Health.
In addition to the above considerations, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2025 Form 10-K and subsequent filings with the SEC that identify and describe in more detail the risks and uncertainties to which our businesses are subject. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.
These forward-looking statements are made as of the filing date of this Quarterly Report. We expressly disclaim any obligation to update these forward-looking statements other than as required by law. Given these uncertainties, one should not put undue reliance on any forward-looking statements.
Available Information
Financial results, news, and other information about Keenova can be accessed from our website at https://investor.keenova.com. This site includes important information on our locations, products and services, financial reports, news releases, and career opportunities. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are available on our website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC, and are available on the SEC's website at https://www.sec.gov. Information contained on, or that may be accessed through, our website is not incorporated by reference in this Quarterly Report and, accordingly, you should not consider that information part of this Quarterly Report.

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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on Secured Overnight Financing Rate (SOFR) plus margin. As of March 31, 2026, our outstanding variable rate debt included $1,477.5 million on our term loan facilities. Assuming a one percent increase in the applicable interest rates, in excess of applicable minimum floors, interest expense for fiscal 2026 would increase by approximately $13.7 million.

The remaining outstanding debt as of March 31, 2026 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.
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
The unaudited condensed consolidated statement of operations is exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $0.5 million as of March 31, 2026, with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 13. Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of the litigation, legal, and administrative proceedings and claims as of March 31, 2026, which are incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5.	Other Information.
Rule 10b5-1 Trading Plans
None of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the period covered by this Quarterly Report on Form 10-Q.

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

2.6**
Separation Agreement, dated as of November 10, 2025, by and between the Company and Par Health, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 10, 2025).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2013).
3.2	Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed April 15, 2026).
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

4.3
Second Supplemental Indenture, dated as of June 30, 2025, among the guaranteeing subsidiaries party thereto, Endo Finance Holdings, Inc., as the issuer, Endo, Inc., as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2025).

4.4
Third Supplemental Indenture, dated as of August 1, 2025, among the guaranteeing subsidiaries party thereto, Endo Finance Holdings, Inc., as the issuer, Endo, Inc., as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2025).

4.5
Fourth Supplemental Indenture, dated as of September 26, 2025, among KT Finance Inc., as the co-issuer, the guaranteeing subsidiaries party thereto, Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.), as the issuer, Endo, LP (f/k/a Endo, Inc.), as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2025).

4.6
Fifth Supplemental Indenture, dated as of December 17, 2025, among the guaranteeing subsidiaries party thereto, Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.), as the issuer, KT Finance Inc., as the co-issuer, KT Finance Inc., as the co-issuer, Endo LP (f/k/a Endo, Inc.), as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed April 15, 2026).

4.7
Sixth Supplemental Indenture, dated as of March 5, 2026, among the guaranteeing subsidiary party thereto, Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.), as the issuer, KT Finance Inc., as the co-issuer, Endo LP (f/k/a Endo, Inc.), as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent.

4.8
Seventh Supplemental Indenture, dated as of March 13, 2026, among the guaranteeing subsidiary party thereto, Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.), as the issuer, KT Finance Inc., as the co-issuer, Endo LP (f/k/a Endo, Inc.), as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent.

10.1†	Form of Restricted Unit Award under the Keenova Therapeutics plc 2025 Stock and Incentive Plan.
10.2†	Form of Performance Restricted Unit Award under the Keenova Therapeutics plc 2025 Stock and Incentive Plan.
10.3†	Form of Second Amended and Restated Employment Agreement for Executive Officers as amended on February 24, 2026.
10.4†	Form of Endo USA, Inc. Executive Employment Agreement, as amended on February 24, 2026.
10.5†	Employment Agreement, by and between ST Shared Services LLC and Christiana Stamoulis, dated as of August 1, 2025, as amended on February 24, 2026.
10.6†	Employment Agreement, by and between ST Shared Services LLC and Dr. Marek Honczarenko, dated as of September 7, 2025, as amended on February 24, 2026.
10.7†	First Amended and Restated Employment Agreement, dated as of February 28, 2024, between Mallinckrodt Pharmaceuticals Ireland, Ltd. and Paul O’Neill, as amended on February 24, 2026.
10.8†	Executive Employment Agreement between Endo USA, Inc. and Mark T. Bradley, effective as of May 10, 2024, as amended on February 24, 2026.
10.9†
Fourth Amended and Restated Employment Agreement, by and between ST Shared Services LLC and Sigurdur Olafsson, dated February 23, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 24, 2026).

10.10	Supplement No. 5 to the First Lien Intercreditor Agreement, dated as of March 5, 2026.
10.11	Supplement No. 6 to the First Lien Intercreditor Agreement, dated as of March 13, 2026.
10.12†	Form of Employee RSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan, as amended on February 24, 2026.
10.13†	Form of Employee PSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan, as amended on February 24, 2026.
10.14†	Form of 2025 Restricted Unit Award for Directors under the Keenova Therapeutics plc 2025 Stock and Incentive Plan, as amended on February 24, 2026.
10.15†
Form of Restricted Unit Award for the CEO Inducement Award granted on August 14, 2025 to Sigurdur Olfasson under the Keenova Therapeutics plc 2025 Stock and Incentive Plan, as amended on February 24, 2026.

10.16†
Form of Restricted Unit Award for CFO Inducement Award granted on September 23, 2025 to Christiana Stamoulis under the Keenova Therapeutics plc 2025 Stock and Incentive Plan, as amended on February 24, 2026.

10.17†	Form of 2026 Restricted Unit Award for Directors under the Keenova Therapeutics plc 2025 Stock and Incentive Plan.
10.18†	Form of 2026 Restricted Unit Award for CEO under the Keenova Therapeutics plc 2025 Stock and Incentive Plan.
10.19†	Form of 2026 Performance Restricted Unit Award for CEO under the Keenova Therapeutics plc 2025 Stock and Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).
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

KEENOVA THERAPEUTICS PLC

By:	/s/ Christiana Stamoulis
Christiana Stamoulis President and Chief Financial Officer (Principal Financial Officer)
Date: May 12, 2026