Form 10-Q
period 2026-06-30
Keenova Therapeutics plc
filed 2026-08-11
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 4, 2026, the registrant had 39,646,277 ordinary shares outstanding at $0.01 par value.

KEENOVA THERAPEUTICS PLC
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 27, 2025	June 30, 2026	June 27, 2025
Net sales	$517.2	$264.3	$985.5	$471.5
Cost of sales	235.2	113.6	516.9	208.7
Gross profit	282.0	150.7	468.6	262.8
Selling, general and administrative expenses	243.8	116.4	454.4	231.3
Combination, integration, and other related expenses	8.6	22.6	28.4	43.1
Research and development expenses	25.0	18.0	48.2	33.3
Restructuring credits, net	—	(0.2)	—	(2.2)
Non-restructuring impairment charges	207.7	—	207.7	—
Liabilities management and separation costs	—	1.0	—	1.0
Operating loss	(203.1)	(7.1)	(270.1)	(43.7)
Interest expense	(51.2)	(32.5)	(102.2)	(65.1)
Interest income	6.7	3.6	12.1	7.7
Other income (expense), net	4.1	7.5	8.0	(4.4)
Loss from continuing operations before income taxes	(243.5)	(28.5)	(352.2)	(105.5)
Income tax (benefit) expense	(23.0)	2.0	(18.2)	0.3
Loss from continuing operations	(220.5)	(30.5)	(334.0)	(105.8)
Income from discontinued operations, net of income taxes	—	32.9	—	80.5
Net (loss) income	$(220.5)	$2.4	$(334.0)	$(25.3)

Basic (loss) income per share (Note 7):
Loss from continuing operations	$(5.57)	$(1.55)	$(8.43)	$(5.37)
Income from discontinued operations	—	1.67	—	4.09
Net (loss) income	$(5.57)	$0.12	$(8.43)	$(1.28)
Basic weighted-average shares outstanding:	39.6	19.7	39.6	19.7

Diluted (loss) income per share (Note 7):
Loss from continuing operations	$(5.57)	$(1.55)	$(8.43)	$(5.37)
Income from discontinued operations	—	1.67	—	4.09
Net (loss) income	$(5.57)	$0.12	$(8.43)	$(1.28)
Diluted weighted-average shares outstanding:	39.6	19.7	39.6	19.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 27, 2025	June 30, 2026	June 27, 2025
Net (loss) income	$(220.5)	$2.4	$(334.0)	$(25.3)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(2.1)	4.8	(4.6)	8.0
Benefit plans	—	(0.1)	—	(0.2)
Total other comprehensive (loss) income, net of tax	(2.1)	4.7	(4.6)	7.8
Comprehensive (loss) income	$(222.6)	$7.1	$(338.6)	$(17.5)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except share data)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$963.7	$812.8
Accounts receivable, less allowance for doubtful accounts of $1.2 and $1.1	336.2	299.1
Inventories	476.4	553.5
Prepaid expenses and other current assets	228.8	254.9
Assets held for sale	202.8	—
Total current assets	2,207.9	1,920.3
Property, plant and equipment, net	184.7	185.4
Goodwill	23.8	31.8
Intangible assets, net	1,721.8	2,229.6
Deferred income taxes	633.9	654.8
Other assets	441.2	606.7
Total Assets	$5,213.3	$5,628.6

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$15.0	$15.0
Accounts payable	92.9	77.9
Accrued payroll and payroll-related costs	70.8	120.7
Accrued interest	18.0	18.0
Acthar Gel-Related Settlement	29.6	33.7
Accrued rebates and returns	238.3	241.0
Accrued and other current liabilities	170.3	165.8
Liabilities held for sale	25.7	—
Total current liabilities	660.6	672.1
Long-term debt	2,518.6	2,532.3
Acthar Gel-Related Settlement	92.0	112.1
Deferred income taxes	55.8	115.6
Other income tax liabilities	19.5	18.8
Other liabilities	110.0	112.5
Total Liabilities	3,456.5	3,563.4
Commitments and contingencies (Note 13)
Shareholders' Equity:
Preferred shares, $0.001 par value, 3,000,000,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 25,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.01 par value, 500,000,000 authorized; 39,581,987 and 39,543,990 issued and outstanding	0.4	0.4
Additional paid-in capital	2,145.7	2,115.5
Accumulated other comprehensive (loss) income	(3.6)	1.0
Accumulated deficit	(385.7)	(51.7)
Total Shareholders' Equity	1,756.8	2,065.2
Total Liabilities and Shareholders' Equity	$5,213.3	$5,628.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	June 30, 2026	June 27, 2025
Cash Flows From Operating Activities - Continuing Operations:
Loss from continuing operations	$(334.0)	$(105.8)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	120.8	24.9
Share-based compensation	32.0	13.6
Deferred income taxes	(38.8)	(5.6)
Non-cash impairment charge	207.7	—
Loss on divestiture	—	6.7
Inventory step-up amortization from acquisitions	190.3	—
Inventory provisions	5.8	8.9
Fair value adjustment in contingent consideration liabilities	1.2	0.8
Non-cash accretion expense	9.5	3.4
Other non-cash items	(6.0)	5.4
Changes in assets and liabilities:
Accounts receivable, net	(39.7)	(18.5)
Inventories	22.2	61.2
Accounts payable	15.6	12.6
Income taxes	(5.7)	15.9
Acthar Gel-Related Litigation Settlement	(33.7)	(21.3)
Other	21.6	46.8
Net cash provided by operating activities - continuing operations	$168.8	$49.0
Cash Flows From Investing Activities - Continuing Operations:
Capital expenditures	$(13.9)	$(16.7)
Payments from divestiture, net of divested cash (Note 4)	—	(6.2)
Proceeds from sale of equity securities	10.2	—
Other	—	0.3
Net cash used in investing activities - continuing operations	$(3.7)	$(22.6)
Cash Flows From Financing Activities - Continuing Operations:
Repayment of external debt	$(7.5)	$(2.0)
Repurchase of shares	(1.9)	(1.9)
Payment of contingent consideration	(1.3)	—
Other	—	(0.3)
Net cash used in financing activities - continuing operations	$(10.7)	$(4.2)
Discontinued Operations:
Net cash provided by operating activities - discontinued operations	$—	$112.7
Net cash used in investing activities - discontinued operations	—	(23.3)
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by discontinued operations	$—	$89.4
Effect of currency rate changes on cash	(2.4)	1.7
Net change in cash, cash equivalents and restricted cash	$152.0	$113.3
Cash, cash equivalents and restricted cash at beginning of period	954.0	445.7
Cash, cash equivalents and restricted cash at end of period	$1,106.0	$559.0
Cash and cash equivalents at end of period	$963.7	$497.8
Restricted cash included in prepaid expenses and other assets at end of period (Note 14)	112.1	19.5
Restricted cash included in other long-term assets at end of period (Note 14)	30.2	41.7
Cash, cash equivalents and restricted cash at end of period	$1,106.0	$559.0
Cash and cash equivalents at end of period - discontinued operations	$—	$127.0
Restricted cash included in prepaid expenses and other assets at end of period - discontinued operations	—	—
Restricted cash included in other long-term assets at end of period - discontinued operations	—	13.9
Cash, cash equivalents and restricted cash at end of period - continuing operations	$1,106.0	$418.1
Cash and cash equivalents at end of period - continuing operations	$963.7	$370.8
Restricted cash included in prepaid expenses and other assets at end of period - continuing operations	112.1	19.5
Restricted cash included in other long-term assets at end of period - continuing operations	30.2	27.8
Cash, cash equivalents and restricted cash at end of period - continuing operations	$1,106.0	$418.1
    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 31, 2025	39.5	$0.4	—	$—	$2,115.5	$(51.7)	$1.0	$2,065.2
Net loss	—	—	—	—	—	(113.5)	—	(113.5)
Other comprehensive loss	—	—	—	—	—	—	(2.5)	(2.5)
Vesting of restricted share units, net of tax withholdings	0.1	—	—	—	(1.9)	—	—	(1.9)
Share-based compensation	—	—	—	—	11.1	—	—	11.1
Balance as of March 31, 2026	39.6	$0.4	—	$—	$2,124.7	$(165.2)	$(1.5)	$1,958.4
Net loss	—	—	—	—	—	(220.5)	—	(220.5)
Other comprehensive loss	—	—	—	—	—	—	(2.1)	(2.1)
Share-based compensation	—	—	—	—	21.0	—	—	21.0
Balance as of June 30, 2026	39.6	$0.4	—	$—	$2,145.7	$(385.7)	$(3.6)	$1,756.8

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 27, 2024	19.7	$0.2	—	$—	$1,199.8	$439.7	$6.1	$1,645.8
Net loss	—	—	—	—	—	(27.7)	—	(27.7)
Other comprehensive income	—	—	—	—	—	—	3.1	3.1
Vesting of restricted share units, net of tax withholdings	0.1	—	—	(1.9)	0.9	—	—	(1.0)
Share cancellation	—	—	—	—	(0.8)	0.9	—	0.1
Share-based compensation	—	—	—	—	9.7	—	—	9.7
Balance as of March 28, 2025	19.8	$0.2	—	$(1.9)	$1,209.6	$412.9	$9.2	$1,630.0
Net income	—	—	—	—	—	2.4	—	2.4
Other comprehensive income	—	—	—	—	—	—	4.7	4.7
Share-based compensation	—	—	—	—	4.8	—	—	4.8
Balance as of June 27, 2025	19.8	$0.2	—	$(1.9)	$1,214.4	$415.3	$13.9	$1,641.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in millions, except share data, per share data, and where indicated)

1.	Background and Basis of Presentation
Background
Keenova Therapeutics plc and its consolidated subsidiaries (collectively, “Keenova” or “the Company”) is a leading United States (“U.S.”) -focused branded therapeutics company that strives to help patients with rare or unaddressed conditions live happier and healthier lives. Keenova’s rare disease capabilities underpin the Company’s diversified brands portfolio, which is focused across a wide range of therapeutic areas of significant unmet need. These include rheumatology, ophthalmology, nephrology, neurology, pulmonology, orthopedics, urology, and neonatal respiratory critical care.
The Company’s principal executive offices are located at College Business & Technology Park, Cruiserath, Blanchardstown, Dublin 15, Ireland, where certain manufacturing operations are also located. In addition, the Company has locations in the U.S., including manufacturing facilities in Horsham, Pennsylvania; Port Allen, Louisiana; Rye, New York; Cranbury, New Jersey; and Madison, Wisconsin, as well as office facilities in Bridgewater, New Jersey; Malvern, Pennsylvania; Hazelwood, Missouri; Washington, D.C.; and in Tokyo, Japan, among others. The Company also has seven regional service centers in the U.S.
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements have been prepared in U.S. dollars and in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates. The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and entities in which they own or control more than 50.0% of the voting shares. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows and financial position have been made. All intercompany balances and transactions have been eliminated in consolidation and all adjustments necessary for a fair statement have been included in the results reported.
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
The number of operating days in the quarterly periods in fiscal year 2026 are different as compared to the 52-53 week quarterly periods in fiscal year 2025, which has an impact on the Company’s comparative presentation of period-over-period information. The three months ended June 27, 2025, refers to the thirteen-week period ended June 27, 2025, and includes the same number of operating days as the three months ended June 30, 2026. The six months ended June 27, 2025, refer to the twenty-six-week period ended June 27, 2025, and includes one additional operating day when compared to the six months ended June 30, 2026.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026, as compared to the significant accounting policies presented in Note 4. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K.

2.	Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires new financial statement disclosures about the nature, amount, and timing of relevant expense categories underlying income statement expense, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the disclosure requirements of this standard and the impact on its Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software (“ASU 2025-06”). This ASU modernizes the accounting guidance for internal‑use software costs by eliminating references to software development project stages and introducing a principles‑based model that requires capitalization of costs when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used for its intended purpose. This ASU also supersedes existing guidance on website development costs and incorporates that guidance into Subtopic 350‑40. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The standard may be applied prospectively, modified retrospectively, or retrospectively. The Company is currently evaluating the impact of this standard on its accounting for internal‑use software costs and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements (“ASU 2025-11”). The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. Rather, the objective of the amendments is to provide clarity on interim reporting requirements. ASU 2025-11 results in a comprehensive list of interim disclosures that are required by GAAP and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard.
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
During the three months ended March 31, 2026, the Company’s assessment of additional information that existed at the acquisition date relating to the fair value of assets acquired and liabilities assumed resulted in an increase in the fair value of inventory of $2.5 million, an increase in prepaid and other current assets of $2.1 million, and a decrease in accrued and other current liabilities of $2.3 million. As a result, goodwill was reduced by $6.9 million. There were no measurement period adjustments made during the three months ended June 30, 2026. The measurement period for the Business Combination ended on July 31, 2026, with no further adjustments recorded.

4.	Divestitures
Sale of Percocet and Endocet Businesses
On June 13, 2026, the Company entered into a purchase agreement with Par Health, Inc. (“Par Health”), pursuant to which the Company has agreed to sell its Percocet and Endocet businesses (the “Disposal Group”) to Par Health. Consideration for the transaction consists of an upfront purchase price of $25.0 million, subject to customary adjustments for cash, debt and working capital, and quarterly earnout payments payable in cash, related to the gross profit of the Disposal Group over a period of five years following the closing of the transaction. All closing conditions, including the termination of the waiting period under the Hart-Scott-Rodino Act, have been satisfied and the transaction closed on July 31, 2026. Following closing of the transaction and completion of related transition services, the Company will no longer market, manufacture or distribute opioid products.

The assets and liabilities of the Disposal Group were classified as held for sale in the Company’s Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026. The Disposal Group did not qualify as discontinued operations as its divestiture does not have a major effect on the Company’s operations and financial results; accordingly, the results of the Disposal Group are presented in continuing operations for all periods through the closing of the transaction. Amortization of the long-lived assets ceased on the date the Disposal Group was classified as held for sale.
Impairment of the Disposal Group
The Company compared the carrying amount of the Disposal Group against the estimated fair value less costs to sell in order to determine if an impairment existed. The Company utilized an income approach based on a discounted cash flow (“DCF”) analysis to determine the estimated fair value of consideration to be received in exchange for the Disposal Group. The fair value measurement of the Disposal Group was determined on a nonrecurring basis and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The DCF analysis incorporated assumptions that market participants would use in estimating fair value, including projected future cash flows and a discount rate of 16%.
Based on the DCF analysis, the estimated fair value of the Disposal Group was determined to be $177.1 million, below its carrying amount of $359.0 million. As a result, the Company recorded a non-cash impairment charge, net of tax, of approximately $181.9 million to reduce the carrying amount of the Disposal Group to its estimated fair value. In accordance with ASC 360-10-35-28, the impairment charge was first applied to allocated goodwill and then to long-lived assets within the Disposal Group.
The following table summarizes the assets and liabilities of the Disposal Group that were classified as held for sale on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026. As of December 31, 2025, the Company had no assets or liabilities related to divestiture activities that met the classification of held for sale.

June 30, 2026
Accounts receivable, net	$2.4
Inventories	8.1
Intangible assets, net	192.3
Assets held for sale	$202.8

Accounts payable	$0.4
Accrued and other current liabilities	4.8
Deferred tax liabilities	20.5
Liabilities held for sale	$25.7
Upon the closing of the transaction, we expect to incur further losses as we intend to make an accounting policy election to apply the gain contingency model to the gross-profit based earnout. Accordingly, the Company will not recognize a contingent consideration receivable at closing for earnout amounts that are not realized or realizable as of the closing date and earnout payments will be recognized in earnings as additional consideration when the applicable contingency is resolved and the consideration becomes realized or realizable.
Transition Services Agreement
In connection with the divestiture of the Disposal Group, the Company entered into a transition services agreement (“TSA”) effective upon closing to provide certain business support services for up to 3 months after the closing date or a longer period for certain services. These services include, but are not limited to, information technology, procurement, distribution, logistics and order to delivery, compliance, accounting, finance, and administrative activities. Income associated with the TSA will be recorded within other income (expense), net, and expenses associated with servicing the TSA will be recorded within their natural expense classifications, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Since the TSA is not yet in effect, there was no income or expense recorded related to the TSA during the three or six months ended June 30, 2026.
Par Health Separation
On November 10, 2025, the Company completed the separation (“Separation”) of its Generics and Sterile Injectables businesses into an independent, private company named Par Health. As a result of the Separation, the Company no longer retains any ownership interest in Par Health. For further information, refer to Note 6. Divestitures of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K.

The financial results of Par Health are classified as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, for all relevant periods presented. The following table summarizes the financial performance of Par Health for the three and six months ended June 27, 2025, which reflects the results of the Company’s former Generics business during this time period.

Major line items constituting income from discontinued operations	Three Months Ended June 27, 2025	Six Months Ended June 27, 2025
Net sales	$220.8	$433.5
Cost of sales	139.6	261.4
Gross profit	81.2	172.1

Selling, general and administrative expenses	32.5	66.5
Research and development expenses	5.6	10.8
Combination, integration, and other related expenses	2.6	2.6
Operating income	40.5	92.2

Interest expense	(0.2)	(0.3)
Interest income	2.1	3.8
Other expense, net	(0.7)	(1.0)
Income from discontinued operations before income taxes	41.7	94.7

Provision for income taxes	8.9	14.5
Income from discontinued operations, net of tax (1)	$32.8	$80.2
(1) Results exclude income from discontinued operations, net of tax, of $0.1 million and $0.3 million for the three and six months ended June 27, 2025, respectively, related to the Company’s prior divestiture of its Nuclear Imaging business.
In connection with the Separation, the Company entered into a transition services agreement to provide and receive certain services following the separation (the “Par Health TSA”). Income under the Par Health TSA was $2.6 million and $5.7 million during the three and six months ended June 30, 2026, respectively. As of June 30, 2026, under the provisions of these certain agreements, the Company was owed approximately $1.2 million from Par Health and the Company owed approximately $10.5 million to Par Health, which primarily reflect amounts owed between the parties for certain pass-through costs paid or received by one party on behalf of the other party.
Therakos Divestiture
On November 29, 2024, the Company completed the divestiture of its Therakos business (“Therakos Divestiture”). The Company recorded $6.2 million for the final working capital settlement for the Therakos Divestiture during the six months ended June 27, 2025. In connection with the Therakos Divestiture, the Company entered into a transition services agreement (the “Therakos TSA”) effective upon closing to provide certain business support services generally for up to 18 months after the closing date or a longer period for certain services. Income under the Therakos TSA was $0.2 million and $0.6 million for the three and six months ended June 30, 2026, respectively, compared to $2.2 million and $5.2 million for the three and six months ended June 27, 2025, respectively. For further information, refer to Note 6. Divestitures of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K.

5.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 15. Segment Data of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for disaggregation of the Company's net sales by product.

Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 27, 2024	$65.0	$4.2	$0.1	$69.3
Provisions	122.7	2.3	—	125.0
Payments or credits	(96.5)	(0.5)	—	(97.0)
Balance as of June 27, 2025	$91.2	$6.0	$0.1	$97.3

Balance as of December 31, 2025	$234.4	$48.3	$1.8	$284.5
Provisions	389.7	11.6	10.0	411.3
Payments or credits	(394.3)	(9.7)	(9.7)	(413.7)
Balance as of June 30, 2026	$229.8	$50.2	$2.1	$282.1
Product sales transferred to customers at a point in time and over time were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 27, 2025	June 30, 2026	June 27, 2025
Product sales transferred at a point in time	88.6%	76.6%	88.1%	73.6%
Product sales transferred over time	11.4	23.4	11.9	26.4
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of June 30, 2026:

Remainder of Fiscal 2026	$105.3
Fiscal 2027	68.5
Fiscal 2028	31.8
Thereafter	5.6
Costs to fulfill a contract
As of June 30, 2026 and December 31, 2025, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations and reflected in property, plant and equipment, net, on the Unaudited Condensed Consolidated Balance Sheet was $64.8 million and $62.0 million, respectively. The associated depreciation expense recognized for the three months ended June 30, 2026 and June 27, 2025 was $2.4 million and $1.4 million, and for the six months ended June 30, 2026 and June 27, 2025 was $4.7 million and $2.9 million, respectively.

6.	Income Taxes
The Company recognized income tax benefits of $23.0 million and $18.2 million on losses from continuing operations before income taxes of $243.5 million and $352.2 million for the three and six months ended June 30, 2026, respectively. This resulted in an effective tax rate of 9.5% and 5.2%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5%, predominantly due to non-deductible expenses, including interest, compensation, and costs associated with the Business Combination, integration, and other related activity.
The Company recognized income tax expenses of $2.0 million and $0.3 million on losses from continuing operations before income taxes of $28.5 million and $105.5 million for the three and six months ended June 27, 2025, respectively. This resulted in an effective tax rate of (7.0)% and (0.3)%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5%, predominately due to statutory rate differences across the jurisdictions in which the Company operates, net of valuation allowances, applied to pretax earnings which includes the impacts of inventory step-up and intangible amortization expense. The effective tax rate is also affected by non-deductible expenses, including interest, compensation, and costs associated with the Business Combination, integration, and other related activity.
The Company's unrecognized tax benefits, excluding interest, totaled $26.6 million as of both June 30, 2026 and December 31, 2025.

7.	(Loss) Income per Share
The weighted-average number of shares outstanding used in the computations of basic and diluted (loss) income per share were as follows (in millions of shares):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 27, 2025	June 30, 2026	June 27, 2025
Basic	39.6	19.7	39.6	19.7
Dilutive impact of restricted share units	—	—	—	—
Diluted	39.6	19.7	39.6	19.7
A net loss cannot be diluted. When a company is in a net loss position, basic and diluted (loss) income per share are the same. If a company records net income, the denominator of a diluted earnings per share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive.
The computation of diluted weighted-average shares outstanding for the three months ended June 30, 2026 and June 27, 2025 excluded approximately 2.7 million and 1.7 million, respectively and for the six months ended June 30, 2026 and June 27, 2025 excluded approximately 2.1 million and 1.7 million, respectively, of common stock equivalents (consisting of stock awards during all periods and contingent value rights during the three and six months ended June 27, 2025) because the effect would have been anti-dilutive.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	June 30, 2026	December 31, 2025
Raw materials	$56.9	$54.1
Work in process	301.1	253.7
Finished goods	118.4	245.7
Inventories (1)	$476.4	$553.5

Inventories, long-term (1) (2)	346.2	$497.4
(1)As of June 30, 2026, inventories and inventories, long-term include approximately $264.0 million and $265.5 million, respectively, of remaining unamortized fair value step up. As of December 31, 2025, inventories and inventories, long-term include $368.0 million and $413.0 million respectively, of remaining unamortized fair value step up. The remaining unamortized fair value step up will be expensed as cost of sales in future periods as the inventory is sold.
(2)Inventories, long-term are included in other assets in the Consolidated Balance Sheets at June 30, 2026, and December 31, 2025.

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	June 30, 2026	December 31, 2025
Land	$8.0	$8.2
Buildings	57.2	56.5
Capitalized software	6.0	4.8
Machinery and equipment	126.9	116.4
Construction in process	20.8	22.3
Property, plant and equipment, at cost	218.9	208.2
Less: accumulated depreciation	(34.2)	(22.8)
Property, plant and equipment, net	$184.7	$185.4

Depreciation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 27, 2025	June 30, 2026	June 27, 2025
Depreciation expense	$6.2	$3.0	$11.8	$5.7

10.	Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2026:

Total
Balance as of December 31, 2025	$31.8
Measurement period adjustments (Note 3)	(6.9)
Allocation to Disposal Group (Note 4)	(1.1)
Balance as of June 30, 2026	$23.8
Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable:
Developed technology	$1,974.7	$252.9	$1,721.8	$2,404.7	$175.1	$2,229.6
Intangible assets, net	$1,974.7	$252.9	$1,721.8	$2,404.7	$175.1	$2,229.6
(1)Excludes gross carrying amount of $430.0 million and accumulated amortization of $31.2 million related to the Disposal Group classified as assets held for sale.
Intangible asset amortization expense
Intangible asset amortization expense is included in cost of sales in the Condensed Consolidated Statements of Operations and was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 27, 2025	June 30, 2026	June 27, 2025
Amortization expense	$53.6	$9.5	$109.0	$19.2
Based on the carrying amount of developed technology intangible assets as of June 30, 2026 and assuming no future impairment of the underlying assets, the estimated future amortization is expected to be as follows:

Remainder of Fiscal 2026	$91.9
Fiscal 2027	181.3
Fiscal 2028	178.0
Fiscal 2029	171.7
Fiscal 2030	159.7
Thereafter	939.2
Total amortization	$1,721.8

11.	Debt
Debt was comprised of the following at the end of each period:

	June 30, 2026		December 31, 2025
	Principal	Carrying Value	Principal	Carrying Value
Current maturities of long-term debt:
Term Loan due April 2031	$15.0	$15.0	$15.0	$15.0
Total current maturities of long-term debt	$15.0	$15.0	$15.0	$15.0

Long-term debt:
Term Loan due April 2031	$1,458.8	$1,464.3	$1,466.3	$1,472.3
8.50% Senior Secured Notes Due April 2031	1,000.0	1,054.3	1,000.0	1,060.0
Total long-term debt	$2,458.8	$2,518.6	$2,466.3	$2,532.3
Total debt	$2,473.8	$2,533.6	$2,481.3	$2,547.3
Following the initial recognition at fair value, the Company accounts for its debt instruments utilizing the amortized cost method and amortizes the fair value premium to the principal amount over the term of the respective instruments as a reduction to interest expense on the Condensed Consolidated Statements of Operations.
Applicable interest rate
As of June 30, 2026, the applicable interest rate on the Company's debt instruments were as follows:

Applicable Interest Rate
Term Loan due April 2031	7.39%
8.50% Senior Secured Notes due April 2031	8.50%

12.	Guarantees
In disposing of assets or businesses, the Company has from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. The Company assesses the probability of potential liabilities related to such representations, warranties and indemnities and adjusts potential liabilities as a result of changes in facts and circumstances. As of June 30, 2026, the Company believes the likelihood of payment is remote and the fair value of such guarantees is not material.
As of June 30, 2026, there were no material changes in the Company’s guarantees or non-indebtedness obligations from those disclosed in the 2025 Form 10-K.

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
U.S. Department of Justice Civil Investigative Demand. In October 2025, Endo received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice under the False Claims Act seeking documents and information from January 2020 through the present. The CID concerns allegations that (1) Endo violated the False Claims Act by paying kickbacks to induce the purchase of XIAFLEX, in violation of the Anti-Kickback Statute and (2) Endo inflated reimbursement rates for XIAFLEX by excluding applicable price concessions from average sales price reports submitted to the Centers for Medicare & Medicaid Services. Endo is cooperating with the investigation and is in the process of responding to the CID. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.
Securities Litigation
Alta Fundamental. In September 2024, a lawsuit was filed against the Company’s CEO Sigurdur Olafsson, its former CFO Bryan Reasons, the former Chair of the Board Paul Bisaro, its former Chief Strategy and Restructuring Officer Jason Goodson, and its former Global Controller and Chief Investor Relations Officer Daniel Speciale (“Alta Individual Defendants”), in the U.S. District Court for the District of New Jersey, captioned Alta Fundamental Advisors, LLC et al. v. Bisaro et al., No. 24-cv-09245. The Alta Fundamental lawsuit generally alleges that the defendants made false and misleading statements related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to the Company’s opioid-related litigation settlement and the risk of additional filings for bankruptcy protection. The lawsuit alleges claims under Sections 10(b), 18(a), and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and the New Jersey Uniform Securities Act, as well as common law fraud and negligent misrepresentation. The Company assumed the obligation to defend and indemnify the Alta Individual Defendants. The lawsuit seeks monetary damages in an unspecified amount. In June 2025, the court granted in part and denied in part the Alta Individual Defendants' motion to dismiss. Certain of the Alta Individual Defendants filed a motion for reconsideration as to the court’s partial denial. In February 2026, the court granted the motion for reconsideration and the Individual Defendants Goodson and Speciale were dismissed from this case. The Alta Individual Defendants who did not file a motion for reconsideration answered the complaint in August 2025. In May 2026, the parties entered into an agreement to resolve all claims on this matter, with the settlement amount funded by the Company’s insurance carriers and not material to the Company’s financial condition, results of operations, or cash flows.
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
At the Endo Debtors’ request, the New York Bankruptcy Court appointed the Future Claimants' Representative (“FCR”) in the Endo Chapter 11 Cases. As further described in the applicable New York Bankruptcy Court filings, the FCR represents the rights of individuals who may in the future assert one or more personal injury claims against the Endo Debtors or a successor of the Endo Debtors’ businesses relating to the Endo Debtors’ opioid or transvaginal surgical mesh products, but who could not assert such claims in the Endo Chapter 11 Cases because, among other reasons, such individuals were unaware of the alleged injury, had a latent manifestation of the alleged injury or were otherwise unable to assert or incapable of asserting claims based on the alleged injury. Under the Endo Plan and the settlement contemplated thereby, the trust established for the benefit of eligible future claimants assumed liability for all future claims in exchange for Endo’s ongoing obligation to fund such trust. As of June 30, 2026, the Company’s accrual for loss contingencies is approximately $8.3 million. The liability was assumed in connection with the Business Combination, which is discussed further in Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2025.
Under the Endo Plan, the U.S. Government Economic Settlement provides for payment by Endo of contingent consideration of $25.0 million per year for each calendar year between 2024 and 2028 (capped at $100.0 million in the aggregate) if Endo’s annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the corresponding calendar year exceeds defined baselines (the “EBITDA Outperformance Targets”), as set forth in the U.S. Government Economic Settlement. In accordance with the provisions of the U.S. Government Economic Settlement, in the event Endo acquires or sells assets, such EBITDA Outperformance

Targets, as adjusted to reflect the effects of the Business Combination in July 2025 and the Separation in November 2025 shall be adjusted upward or downward dollar for dollar in an amount equal to the EBITDA contribution of such acquired or sold assets. The EBITDA Outperformance Targets for 2024 and 2025 were not met and the Company does not expect to meet the EBITDA Outperformance Targets in any of the fiscal years 2026 through 2028. No payments have been made or accrued related to the achievement of certain EBITDA Outperformance Targets. Such contingent payments continue to apply after the closing of the Business Combination and the Separation.
Patent Litigation
The Company will continue to vigorously enforce its intellectual property rights relating to its products to prevent the marketing of infringing generic, biosimilar or competing products prior to the expiration of patents covering those products, which, if unsuccessful, could adversely affect the Company's ability to successfully maximize the value of individual products and have an adverse effect on its financial condition, results of operations and cash flows. In the case of litigation filed against potential generic, biosimilar or competing products to the Company's products, those litigation matters can either be settled or the litigation pursued through a trial and any potential appeals of the lower court decision.
Mallinckrodt Pharmaceuticals Ireland Limited, et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (collectively “Airgas”) in the U.S. District Court for the District of Delaware following notice from Airgas of its Abbreviated New Drug Application (“ANDA”) submission seeking approval from the Food and Drug Administration (“FDA”) for a generic version of INOmax® (nitric oxide) gas, for inhalation (“INOmax”). Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011. In February 2024, the court entered stipulations of consent for filing of an amended complaint. In March 2024, the court granted Air Liquide S.A.’s motion to dismiss. Airgas Therapeutics, LLC and Airgas USA LLC remain parties to the litigation. In January 2025, the court denied the Company’s motion for preliminary injunction seeking to prevent defendants Airgas Therapeutics LLC and Airgas USA LLC from infringing the Company’s U.S. patents during the pendency of the litigation. The defendants have filed a motion for summary judgment. There was a jury trial in September 2025. At trial, the Company asserted three patents. The Company was seeking monetary and equitable relief. On September 12, 2025, the jury returned a verdict in favor of the Company. The jury found that Airgas willfully infringed the asserted patents. The jury awarded approximately $9.5 million in monetary damages. On October 7, 2025, the court entered judgment that Airgas infringes the asserted patents under 35 U.S.C. §271(e) and will enter final judgment on remedies after considering motions for judgment as a matter of law.
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
In December 2023, the Company received notification that Sawai had filed a petition for an invalidation trial against JP Patent No. 4332353. The JPO held a hearing in December 2024 relating to Sawai’s challenge of JP Patent No. 4332353, and in May 2025 the JPO issued a decision finding that all of the asserted claims in respect of JP Patent No. 4332353 are valid and will be maintained. Sawai has appealed the JPO's decision to the IP High Court. Initial briefs were filed by all parties and an oral argument was held on April 23, 2026. On June 25, 2026, the Company received the judgment indicating that it prevailed on the appeal. Sawai has appealed the decision to the Supreme Court of Japan. The appeal is at an early stage.
In April 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations of three additional patents (JP Patent No. 4786866, JP Patent No. 4852229, and JP Patent No. 4889219). The JPO held a hearing in August 2025 with respect to the three invalidations trials regarding the 12 µg PTE registrations. A decision was reached on May 26, 2026, dismissing Sawai’s complaints. Sawai has appealed the JPO decisions for all three PTE registrations. The appeals are at an early stage.
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
In May 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations of two additional patents (JP Patent No. 4332316 and JP Patent No. 4684334). An oral hearing was held on March 2, 2026. A decision was reached on May 26, 2026, dismissing Sawai’s complaints. Sawai did not appeal the decision, and so the decision is final.

In December 2025, the Company received notification that Towa Pharmaceutical Co., Ltd (“Towa”) had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations for JP Patent Nos. 4786866, 4852229, and 4889219. The petitions have been received by the parties, and answers to the petitions have been filed. An oral hearing is expected to be scheduled later this year. The Company believes that each of these patents and/or PTE registrations is valid, and the Company will vigorously defend these patents and PTE registrations.
In October 2025, the Company intervened in a patent infringement suit filed by Viatris Pharmaceuticals Japan G.K. (“Viatris”) against Sawai, in Osaka District Court, Civil Division, related to certain Japanese patents. Viatris has filed lawsuits against Sawai alleging that Sawai has infringed JP Patent Nos. 4889219 (“the ‘219 patent”) and 4332353 (“the ‘353 patent”). In the lawsuit, Viatris alleges that Sawai has infringed the ‘219 and ‘353 patents by filing an application for marketing approval of a generic drug of Amitiza 24 mcg capsules. Petitions for preliminary injunction have also been filed against Sawai to enjoin it from continuing to infringe the ‘219 and ‘353 patents. The Company has intervened in both lawsuits to support Viatris in its claims against Sawai and to defend the validity of the ‘219 and ‘353 patents. In February 2026, the Osaka District Court ruled on the preliminary injunction cases in favor of Sawai, finding that Sawai does not infringe the ‘219 patent or the ‘353 patent. The Osaka District Court did not rule on the validity of either the ‘219 patent or the ‘353 patent. Viatris appealed the decision, and the Company joined the appeal, but the appeal was later withdrawn. A decision in the patent infringement lawsuits was received on March 3, 2026, finding that Sawai does not infringe the ‘219 patent or the ‘353 patent. Viatris has appealed the decision, and the Company has joined the appeal. Towa also joined the appeal in support of Sawai. On February 16, 2026, the Japanese regulatory authority approved both Towa’s and Sawai’s generic 24 mcg Amitiza products; however, the generic Amitiza products were not included in the National Health Insurance (“NHI”) price listing for generic drugs published in June, and so the generic Amitiza products are not available on the market. The next NHI price listing will occur in December.
Separately, Viatris filed a number of additional proceedings alleging patent infringement against Towa and Sawai in Japan, including petitions to enjoin them from continuing to infringe a number of patents related to the Amitiza 24 mcg capsules. The Company has intervened in the lawsuits to support Viatris in its claims and to defend the validity of the patents. The petitions to enjoin Sawai and Towa from continuing to infringe a number of patents related to the Amitiza 24 mcg capsules have been withdrawn, but the patent infringement cases remain pending.
The outcome of the foregoing proceedings is expected to impact the Company’s sales of Amitiza in Japan.
Other Matters
The Company is a defendant in a number of other pending legal proceedings relating to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations and cash flows.
SpinCo Liabilities
Pursuant to the terms and conditions of the Separation Agreement by and between the Company and Par Health, at the effective time of its separation from the Company, Par Health or one of its subsidiaries assumed certain liabilities (whether accrued, contingent or otherwise) relating to, arising out of or resulting from the generic pharmaceuticals (including active pharmaceutical ingredient (“API’s”)) and sterile injectables businesses of the Company or certain related assets, including all related pending, threatened and unasserted legal matters (collectively, the “SpinCo Liabilities”). These SpinCo Liabilities include, among others, environmental proceedings, governmental investigations, patent proceedings, commercial disputes, and other litigation. The Company or one of its subsidiaries retained all liabilities (including whether accrued, contingent or otherwise) other than SpinCo Liabilities, including all related pending, threatened and unasserted legal matters (the “Parent Liabilities”). Par Health agreed to indemnify the Company for any liability arising out of or resulting from the SpinCo Liabilities, and the Company agreed to indemnify Par Health for any liability arising out of or resulting from the Parent Liabilities. Items described above are considered to be Parent Liabilities.
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
Generic Pharmaceutical Antitrust Multi-District Litigation. In August 2016, a multi-district litigation (“MDL”) was established in the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (“Generic Pricing MDL”). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. The Generic Pricing MDL includes lawsuits against the Company and dozens of other pharmaceutical companies, including a complaint filed by Attorneys General for 51 States, Territories and the District of Columbia seeking monetary damages and injunctive relief (“AG Litigation”). Since its inception, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 200 generic pharmaceutical drugs. Although the AG Litigation had been consolidated in the EDPA in the Generic Pricing MDL, a 2022 federal legislative change exempted state antitrust enforcement actions arising under federal antitrust law from MDLs. As a result, the plaintiffs sought and won a remand to the jurisdiction in which the case was filed, the District of Connecticut. As a result of this change and resulting action, the Company filed its answer to the plaintiffs’ amended complaint in the District Court of Connecticut in September 2024. While the Company believes it is not subject to monetary damages in connection with these matters, as a result of its emergence from Chapter 11 bankruptcy proceedings and Irish examinership proceedings on June 16, 2022 and vigorously disagrees with the plaintiffs' characterization of the facts and law, the Company is not able to reasonably estimate whether any injunctive relief will be granted, and if granted, whether it will materially impact the Company's financial position or operations. The joint defense group filed joint motions for summary judgment, which have been denied. A number of defendants, including the Company, have filed defendant-specific motions for summary judgment, many of which presently remain pending. In February 2026, the Company’s defendant-specific motion for summary judgment was granted as to the unavailability of monetary relief against the Company, but denied as to the Company’s motion to dismiss the Company. In March 2026, a defendant filed a writ of mandamus to the U.S. Court of Appeals for the Second Circuit challenging the summary judgment ruling allowing the plaintiffs’ overarching conspiracy theory, which was denied in May 2026. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.

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
The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

		Fair Value Measurement Using Fair Value Hierarchy:
	June 30, 2026	Level 1	Level 2	Level 3
Assets:
Equity securities	$0.3	$0.3	$—	$—
	$0.3	$0.3	$—	$—
Liabilities:
Deferred compensation liabilities	$18.7	$—	$18.7	$—
Contingent consideration liabilities	54.7	—	—	54.7
	$73.4	$—	$18.7	$54.7

		Fair Value Measurement Using Fair Value Hierarchy:
	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Equity securities	$10.5	$10.5	$—	$—
	$10.5	$10.5	$—	$—
Liabilities:
Deferred compensation liabilities	$21.7	$—	$21.7	$—
Contingent consideration liabilities	54.8	—	—	54.8
	$76.5	$—	$21.7	$54.8
Equity securities. Equity securities consisted primarily of shares of Silence Therapeutics plc (“Silence”), for which quoted prices are available in an active market; therefore, these investments are classified as Level 1 and are valued based on quoted market prices reported on internationally recognized securities exchanges.

During the three and six months ended June 30, 2026, the Company divested all of its ownership interest in Silence for proceeds of $4.5 million and $10.2 million, respectively, resulting in realized gains of $0.5 million and $0.6 million for the three and six months ended June 30, 2026, respectively, included within other income (expense), net in the Unaudited Condensed Consolidated Statements of Operations.
Deferred compensation liabilities. The Company maintains a non-qualified deferred compensation plan in the U.S. (the “Supplemental Savings Plan”) for eligible employees. A recordkeeping account is maintained for each participant, inclusive of any employee deferrals and any company credits earned by the participant. The plan is currently frozen for employee deferrals. Participants may choose from a variety of investments for the deemed investment of their accounts, which generally correspond to the funds offered in the Company’s U.S. tax-qualified defined contribution retirement plan. Recordkeeping account balances fluctuate with the investment returns on the selected investments.
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
The following table summarizes activity for contingent consideration:

	Terlivaz CVR (1)	Edex (2)	Total
December 31, 2025	$20.0	$34.8	$54.8
Fair value adjustment	—	1.2	1.2
Payments	—	(1.3)	(1.3)
June 30, 2026	$20.0	$34.7	$54.7
(1) Fair value classified within accrued and other current liabilities as of June 30, 2026 and December 31, 2025.
(2) Includes fair value of $2.9 million and $3.0 million as of June 30, 2026 and December 31, 2025, classified within accrued and other current liabilities, respectively.
Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used by the Company in estimating fair values for financial instruments not measured at fair value as of June 30, 2026 and December 31, 2025:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other highly liquid investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (Level 1). The fair value of restricted cash was equivalent to its carrying value of $142.3 million and $141.1 million as of June 30, 2026 and December 31, 2025 (Level 1), respectively. Restricted cash as of June 30, 2026 primarily relates to certain self-insurance related matters of $85.9 million, $22.6 million related to the Mallinckrodt Baker escrow and approximately $33.8 million related to certain bank guarantees, letters of credit, surety bonds, and other collateral arrangements.
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

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
8.50% Senior Secured Notes due April 2031	$1,054.3	$1,054.0	$1,060.0	$1,058.1

Level 2:
Term Loan due April 2031	1,479.3	1,477.4	1,487.3	1,472.0
Total Debt	$2,533.6	$2,531.4	$2,547.3	$2,530.1
Concentration of Credit and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers.
The following table shows net sales attributable to customers that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 27, 2025	June 30, 2026	June 27, 2025
FFF Enterprises, Inc.	39.8%	62.8%	37.3%	59.3%
Cencora, Inc.	19.0	*	19.4	*
CVS Health Corporation	12.9	*	12.6	*
* Net sales to this customer were less than 10.0% of total net sales during the respective periods presented above.
The following table shows accounts receivable attributable to distributors that accounted for 10.0% or more of the Company's gross accounts receivable at the end of each period:

	June 30, 2026	December 31, 2025
Cencora, Inc.	38.7%	47.5%
FFF Enterprises, Inc.	29.1	19.2

15.	Segment Data
The Company operates its business in one operating and reportable segment with a clear and focused strategy centered on its branded therapeutics. The Company’s business is dedicated to developing, manufacturing, and commercializing branded therapeutics for the treatment of rare or unaddressed diseases in the specialty areas of rheumatology, ophthalmology, nephrology, neurology, pulmonology, orthopedics, urology and neonatal respiratory critical care.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM measures and evaluates the Company's operations on a consolidated basis based on net income (loss). Significant segment expenses include cost of sales, research and development and selling, general and administrative expenses. The CODM considers budget-to-actual variances of consolidated net sales and consolidated net income (loss) on a quarterly basis to assess performance and operating trends and to make decisions about allocating resources.
The CODM manages assets on a total company basis. The CODM is not regularly provided any asset information below the Consolidated Balance Sheet.
Net sales by product family were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 27, 2025	June 30, 2026	June 27, 2025
Acthar Gel	$204.7	$175.1	$374.2	$290.5
XIAFLEX (1)	149.8	—	284.2	—
INOmax	58.9	61.9	117.7	124.4
Other Products (1)	94.2	27.2	193.9	56.3
License Revenue (1)	9.6	0.1	15.5	0.3
Net sales	$517.2	$264.3	$985.5	$471.5
(1)Contains products acquired in the Business Combination. Accordingly, there are no comparable net sales for these products during the prior year periods.

16.	Share-based Compensation
During the three months ended June 30, 2026, the Company granted to its directors time-based restricted share-units (“RSUs”) with an aggregate grant-date fair value of $2.5 million which fully vest on the first anniversary of the award.
During the six months ended June 30, 2026, the Company granted 0.7 million time-based RSUs with an aggregate grant-date fair value of $57.6 million, which vest in equal installments on each of the first three anniversaries of the grant date for executive officers and fully vest on the first anniversary of the grant date for directors, 0.3 million performance-based restricted-share units (“PSUs”), with an aggregate grant-date fair value of $21.3 million, which cliff vest after three years upon achievement of specified financial performance criteria, and 1.0 million PSUs with an aggregate grant-date fair value of $85.1 million, which vest solely upon the occurrence of a qualifying event.
Compensation expense for the RSUs and the PSUs tied to financial performance criteria is recognized using the graded attribution method and, for PSUs, gives consideration to the probability of achieving the applicable vesting conditions. With respect to the PSUs that vest solely upon the occurrence of event criteria, no stock‑based compensation expense has been recognized during the six months ended June 30, 2026, as qualifying events are not considered probable.

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
The number of operating days in the quarterly periods in fiscal year 2026 are different as compared to the 52-53 week quarterly periods in fiscal year 2025, which has an impact on our comparative presentation of period over period information. The three months ended June 27, 2025, refers to the thirteen-week period ended June 27, 2025, and includes the same number of operating days as the three months ended June 30, 2026. The six months ended June 27, 2025, refer to the twenty-six-week period ended June 27, 2025, and includes one additional operating day when compared to the six months ended June 30, 2026.
Overview of Business
We are a leading U.S.-focused branded therapeutics company that strives to help patients with rare or unaddressed conditions live happier and healthier lives. Our rare disease capabilities underpin our diversified brands portfolio, which is focused across a wide range of therapeutic areas of significant unmet need. These include rheumatology, ophthalmology, nephrology, neurology, pulmonology, orthopedics, urology, and neonatal respiratory critical care.
On July 31, 2025, we completed our business combination with Endo, Inc. (which has since been converted to Endo LP, “Endo”) (“Business Combination”). Our operating results for the three and six months ended June 30, 2026 reflect the operating results of Endo following the closing of the Business Combination. Further, following the separation of our Generics and Sterile Injectables businesses into an independent, private company named Par Health, Inc. (“Par Health”) (“Separation”) on November 10, 2025, our financial statements and accompanying notes have been recast to reflect Par Health’s assets, liabilities, results of operations and cash flows as discontinued operations for all periods presented. Refer to Note 3. Business Combination and Note 4. Divestitures of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for further information on the Business Combination and the Separation, respectively.
For further information on our business and products, refer to Item 1. Business included within the 2025 Form 10-K.
Recent Significant Events
Sale of Percocet and Endocet Businesses
On June 13, 2026, we entered into a purchase agreement with Par Health, pursuant to which we agreed to sell our Percocet and Endocet businesses (the “Disposal Group”) to Par Health. Consideration for the transaction consists of an upfront purchase price of $25.0 million, subject to customary adjustments for cash, debt and working capital, and quarterly earnout payments payable in cash, related to the gross profit of the Disposal Group over a period of five years following the closing of the transaction. All closing conditions, including the termination of the waiting period under the Hart-Scott-Rodino Act, have been satisfied and the transaction closed on July 31, 2026. Following the closing of the transaction and completion of related transition services, we will no longer market, manufacture or distribute opioid products.
As of June 30, 2026, the related assets and liabilities of the Disposal Group are classified as held for sale on the Unaudited Condensed Consolidated Balance Sheet. We recognized a non-cash impairment charge of $207.7 million, reflecting the difference between the carrying value and the estimated fair value less costs to sell the Disposal Group. See Note 4. Divestitures of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for further details.
Phase 3 Study in Plantar Fibromatosis
On July 8, 2026, we announced positive results in our Phase 3 clinical trial of XIAFLEX (collagenase clostridium histolyticum) for the treatment of plantar fibromatosis (“PFI”), a chronic medical condition that causes nodules composed primarily of excess collagen to form in the thick connective tissue that supports the arch of the foot.

The Phase 3 clinical trial of XIAFLEX for the treatment of PFI met its primary endpoint, demonstrating a statistically significant and clinically meaningful improvement in pain versus placebo, as measured by the Average Daily Pain Intensity on the Numeric Rating Scale. It also met key, ranked secondary endpoints related to difficulty and activity limitation as measured by the Foot Function Index (“FFI”) scale. The treatment benefit observed on the primary pain endpoint and key functional secondary endpoints was further supported by statistically significant improvements in additional secondary measures, including the FFI pain subscale, global assessments of improvement and disease severity, treatment satisfaction, and nodule characteristics. The safety profile of XIAFLEX in this study was consistent with the known safety profile of XIAFLEX from approved indications. Most adverse events were rated by the investigators as mild to moderate and there were no treatment-related serious adverse events. For additional information on the XIAFLEX PFI trial results, see our Current Report on Form 8-K filed with the SEC on July 8, 2026.
Financial Highlights
The sections that follow summarize the results of our operations for the periods presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). We operate our business in one operating and reportable segment. Accordingly, the discussion that follows focuses on our results of operations, our liquidity and our cash flows on a consolidated basis, with appropriate disaggregation where necessary to provide better insight into our operating performance, such as net sales.
Net sales and loss from continuing operations are as follows:

	Three Months Ended		Six Months Ended		Percentage Change
	June 30, 2026	June 27, 2025	June 30, 2026	June 27, 2025	Three Months Ended June 30, 2026 vs Three Months Ended June 27, 2025	Six Months Ended June 30, 2026 vs Six Months Ended June 27, 2025
Net sales	$517.2	$264.3	$985.5	$471.5	95.7%	NM
Loss from continuing operations	$(220.5)	$(30.5)	$(334.0)	$(105.8)	NM	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Net sales from continuing operations of $517.2 million and $985.5 million for the three and six months ended June 30, 2026, increased by $252.9 million and $514.0 million, respectively, compared to net sales in the prior periods. The increases are driven primarily by the net sales of products acquired from Endo of $227.1 million and $433.4 million, respectively, coupled with growth in Acthar Gel net sales of $29.6 million and $83.7 million, respectively, driven by higher patient demand, continued category expansion, payer mix, continued momentum in SelfJect uptake, and sales force productivity.
Loss from continuing operations of $220.5 million for the three months ended June 30, 2026, increased by $190.0 million when compared to loss from continuing operations of $30.5 million for the three months ended June 27, 2025. This change is driven primarily by a non-cash impairment charge of $207.7 million related to the Percocet and Endocet divestiture, coupled with higher selling, general and administrative (“SG&A”) expense of $127.4 million, interest expense of $18.7 million and research and development expense of $7.0 million, partially offset by higher gross profit of $131.3 million, a change in income tax benefit of $25.0 million and lower combination and integration costs of $14.0 million.
Loss from continuing operations of $334.0 million for the six months ended June 30, 2026, increased by $228.2 million when compared to loss from continuing operations of $105.8 million for the six months ended June 27, 2025. This change is driven primarily by a non-cash impairment charge of $207.7 million related to the Percocet and Endocet divestiture, higher SG&A expense of $223.1 million, interest expense of $37.1 million and research and development expense of $14.9 million partially offset by higher gross profit of $205.8 million, a change in income tax benefit of $18.5 million, lower combination and integration costs of $14.7 million and a change in other income of $12.4 million, primarily due to non-recurring losses in the prior period.
See Results of Operations below for further details.
Results of Operations
Net Sales
The table below sets forth a disaggregation of our net sales. A majority of our net sales were generated in the U.S. Refer to Note 15. Segment Data of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.

Net sales of key products are as follows:

	Three Months Ended		Six Months Ended		Percentage Change
	June 30, 2026	June 27, 2025	June 30, 2026	June 27, 2025	Three Months Ended June 30, 2026 vs Three Months Ended June 27, 2025	Six Months Ended June 30, 2026 vs Six Months Ended June 27, 2025
Acthar Gel	$204.7	$175.1	$374.2	$290.5	16.9%	28.8%
XIAFLEX(1)	149.8	—	284.2	—	NM	NM
INOmax	58.9	61.9	117.7	124.4	(4.8)%	(5.4)%
Other Products(1)	94.2	27.2	193.9	56.3	NM	NM
License Revenue	9.6	0.1	15.5	0.3	NM	NM
Net Sales	$517.2	$264.3	$985.5	$471.5	95.7%	NM
________
NM indicates that the percentage change is not meaningful or is greater than 100%.
(1)Contains products acquired in the Business Combination. Accordingly, there are no comparable net sales for these products in the prior year period.
Acthar Gel net sales increased $29.6 million, or 16.9%, and $83.7 million, or 28.8%, for the three and six months ended June 30, 2026, respectively, compared to net sales in the prior periods. This increase was driven by higher patient demand, continued category expansion, payer mix, continued momentum in SelfJect uptake, and sales force productivity.
XIAFLEX net sales during the three and six months ended June 30, 2026, respectively, were $149.8 million and $284.2 million, driven by increased demand in Peyronie’s disease and price.
INOmax net sales decreased $3.0 million, or 4.8%, and $6.7 million, or 5.4%, for the three and six months ended June 30, 2026, respectively, compared to net sales in the prior periods. These decreases are driven primarily by continued competition in the U.S. from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations, and cash flows. Declines in the U.S. are partially offset by volume growth in Japan. Following the successful introduction of the INOmax EVOLVE DS device pilot program in 2024, we remain focused on expanding the multi-year rollout of EVOLVE to U.S. hospitals nationwide in order to help meet the needs of neonatal intensive care patients and healthcare professionals by offering improved automation, which enhances safety features, and a streamlined design that elevates the user experience.
Other Products net sales increased $67.0 million for the three months ended June 30, 2026, compared to the three months ended June 27, 2025, driven by sales from products acquired in the Business Combination, including primarily Supprelin LA of $16.9 million, Percocet of $17.6 million, Aveed of $12.6 million, Edex of $10.5 million, and Testopel of $7.7 million, coupled with an increase in Terlivaz net sales of $1.8 million, compared to the three months ended June 27, 2025, driven by continued improvements in hospital adoptions of Terlivaz resulting from ongoing engagement with healthcare providers emphasizing the importance of early patient identification and treatment initiation.
Other Products net sales increased $137.6 million for the six months ended June 30, 2026, compared to the six months ended June 27, 2025, driven by sales from products acquired in the Business Combination, including primarily Supprelin LA of $34.6 million, Percocet of $32.7 million, Aveed of $25.4 million, Edex of $19.9 million, and Testopel of $16.9 million, coupled with an increase in Terlivaz net sales of $5.0 million, compared to the six months ended June 27, 2025, driven by continued improvements in hospital adoptions resulting from ongoing engagement with healthcare providers emphasizing the importance of early patient identification and treatment initiation.
Other Products net sales will no longer include Percocet net sales following the closing of the sale of the Disposal Group on July 31, 2026. Further, net sales from certain of our Other Products have been and will continue to be negatively impacted by competitive pressures and other factors, which could unfavorably impact future net sales of these products.
License revenue for the three and six months ended June 30, 2026, primarily represents royalties on net sales under certain license arrangements acquired in the Business Combination.

Cost of Sales and Operating Expenses
The table below sets forth a comparison of cost of sales and operating expenses for the relevant periods presented.

	Three Months Ended		Six Months Ended		Percentage Change
	June 30, 2026	June 27, 2025	June 30, 2026	June 27, 2025	Three Months Ended June 30, 2026 vs Three Months Ended June 27, 2025	Six Months Ended June 30, 2026 vs Six Months Ended June 27, 2025
Cost of sales	$235.2	$113.6	$516.9	$208.7	NM	NM
Selling, general and administrative expenses	243.8	116.4	454.4	231.3	NM	96.5%
Combination, integration, and other related expenses	8.6	22.6	28.4	43.1	(61.9)%	(34.1)%
Research and development expenses	25.0	18.0	48.2	33.3	38.9%	44.7%
Restructuring credits, net	—	(0.2)	—	(2.2)	(100.0)%	(100.0)%
Non-restructuring impairment charges	207.7	—	207.7	—	NM	NM
________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Cost of sales.
Cost of sales for the three months ended June 30, 2026, increased $121.6 million compared to the three months ended June 27, 2025, driven primarily by higher inventory fair value step up amortization of $51.2 million and higher intangible asset amortization of $44.1 million. The remaining increase is primarily attributable to costs associated with products acquired in the Business Combination of $25.5 million and, to a lesser degree, increased costs related to Acthar Gel driven by increased patient demand and SelfJect uptake.
Cost of sales for the six months ended June 30, 2026, increased $308.2 million compared to the six months ended June 27, 2025, driven primarily by higher inventory fair value step up amortization of $164.0 million and higher intangible asset amortization of $89.7 million. The remaining increase is primarily attributable to costs associated with products acquired in the Business Combination of $48.0 million and, to a lesser degree, increased costs related to Acthar Gel driven by increased patient demand and SelfJect uptake.
Selling, general and administrative expenses.
SG&A expenses for the three months ended June 30, 2026, increased $127.4 million compared to the three months ended June 27, 2025. The increase was driven primarily by increased compensation costs of $44.2 million due to higher headcount as a result of the Business Combination, coupled with higher advertising costs of $33.9 million, and increased third-party professional services costs of $25.8 million. The remaining increase reflects higher operating costs across a wide range of categories following the Business Combination, including information technology, utilities, insurance, payroll and other taxes, and employee benefits costs, among others.
SG&A expenses for the six months ended June 30, 2026, increased $223.1 million, or 96.5% compared to the six months ended June 27, 2025. The increase was driven primarily by increased compensation costs of $77.9 million due to higher headcount as a result of the Business Combination, coupled with higher advertising costs of $64.7 million, and increased third-party professional services costs of $45.4 million, partially offset by lower litigation settlement costs of $3.4 million. The remaining increase reflects higher operating costs across a wide range of categories following the Business Combination, including information technology, utilities, insurance, payroll and other taxes, and employee benefits costs, among others.
SG&A expense may increase in future periods as a result of changes in the probability assessment or satisfaction of vesting conditions associated with certain equity awards. For example, during the six months ended June 30, 2026, we granted performance‑based equity awards that vest solely upon the occurrence of certain event criteria. While no share‑based compensation expense has been recognized for these awards to date because a qualifying event is not considered probable at this time, the occurrence of such an event or a determination that the event becomes probable could result in the recognition of material incremental compensation expense in a future period. The timing and amount of any such expense would depend on the facts and circumstances existing at that time.
Combination, integration, and other related expenses.
Combination, integration, and other related expenses for the three and six months ended June 30, 2026, decreased $14.0 million, or 61.9% and $14.7 million, or 34.1%, respectively, compared to expenses in the prior periods. The expenses include legal, financial, other advisory and consulting costs, which primarily relate to shareholder matters, integration planning and execution, and regulatory matters associated with the Business Combination.

Research and development expenses.
Research and development expenses (“R&D”) for the three and six months ended June 30, 2026, increased $7.0 million, or 38.9%, and $14.9 million, or 44.7%, respectively, compared to expenses in the prior periods. These increases are driven primarily by investments to advance certain XIAFLEX pipeline development programs for potential future indications, including plantar fibromatosis and hammer toe.
Restructuring credits, net.
During the three and six months ended June 27, 2025, we recognized $0.2 million and $2.2 million in benefits, primarily related to a vendor refund associated with the wind-down of production of StrataGraft.
Non-restructuring impairment charges.
On June 13, 2026, we entered into a purchase agreement with Par Health, Inc., pursuant to which we agreed to sell the “Disposal Group. Consideration for the transaction consists of an upfront purchase price of $25.0 million, subject to customary adjustments for cash, debt and working capital, and quarterly earnout payments payable in cash, related to the gross profit of the Disposal Group over a period of five years following the closing of the transaction.
We compared the carrying amount of the Disposal Group against the estimated fair value less costs to sell in order to determine if an impairment existed. We utilized an income approach based on a discounted cash flow (“DCF”) analysis to determine the estimated fair value of consideration to be received in exchange for the Disposal Group. Based on the DCF analysis, the estimated fair value of the Disposal Group was below its carrying amount, and as a result, we recorded a pre-tax non-cash impairment charge of approximately $207.7 million to reduce the carrying amount of the Disposal Group to its estimated fair value.
Upon the closing of the transaction, we expect to incur further losses as we intend to make an accounting policy election to apply the gain contingency model to the gross-profit based earnout. Accordingly, we will not recognize a contingent consideration receivable at closing for earnout amounts that are not realized or realizable as of the closing date and earnout payments will be recognized in earnings as additional consideration when the applicable contingency is resolved and the consideration becomes realized or realizable. See Note 4. Divestitures of the Notes to the Unaudited Condensed Financial Statements included in this Quarterly Report for further details.
Non-Operating Items

	Three Months Ended		Six Months Ended		Percentage Change
	June 30, 2026	June 27, 2025	June 30, 2026	June 27, 2025	Three Months Ended June 30, 2026 vs Three Months Ended June 27, 2025	Six Months Ended June 30, 2026 vs Six Months Ended June 27, 2025
Interest expense	$(51.2)	$(32.5)	$(102.2)	$(65.1)	57.5%	57.0%
Interest income	6.7	3.6	12.1	7.7	86.1%	57.1%
Other income (expense), net	4.1	7.5	8.0	(4.4)	(45.3)%	NM
Income tax benefit (expense)	23.0	(2.0)	18.2	(0.3)	NM	NM
________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Interest expense.
Interest expense during the three and six months ended June 30, 2026, increased $18.7 million, or 57.5% and $37.1 million, or 57.0%, respectively, compared to expense in the prior periods. These increases are driven by higher average outstanding debt balances reflecting the assumption of Endo’s outstanding debt obligations in connection with the Business Combination, partially offset by lower coupon interest rates on the assumed debt obligations as compared to the “second-out” senior secured takeback term loans due November 2028 entered into on November 14, 2023 and the “second-out” 14.75% senior secured first lien notes issued on November 14, 2023.
Interest income.
Interest income during the three and six months ended June 30, 2026, increased $3.1 million, or 86.1% and $4.4 million, or 57.1%, respectively, compared to interest income in the prior periods, primarily related to interest received on money market accounts.
Other income (expense), net.
During the three months ended June 30, 2026, and June 27, 2025, we recorded other income of $4.1 million and $7.5 million, respectively. Other income during the three months ended June 30, 2026 primarily reflects $2.8 million of income related to our transition services agreements in connection with the Separation and the sale of the Company’s Therakos business on November 29,

2024 (“Therakos Divestiture”) and $0.5 million realized gains on the sale of our investment in Silence Therapeutics plc. The three months ended June 27, 2025 included $4.0 million of unrealized gains on equity securities related to our investment in Silence Therapeutics plc and Panbela Therapeutics, Inc., and $2.2 million of income related to our transition services agreement in connection with the Therakos Divestiture.
During the six months ended June 30, 2026, and June 27, 2025, we recorded other income of $8.0 million and other expense of $4.4 million, respectively. Other income during the six months ended June 30, 2026 primarily reflects $6.3 million of income related to our transition services agreements in connection with the Separation and the Therakos Divestiture and $0.6 million realized gains on the sale of our investment in Silence Therapeutics plc. The six months ended June 27, 2025 included $2.2 million of unrealized losses on equity securities related to our investment in Silence Therapeutics plc and Panbela Therapeutics, Inc., and a $6.2 million loss related to the final working capital settlement in connection with the Therakos Divestiture. These losses were partially offset by $5.2 million of income related to our transition services agreement in connection with the Therakos Divestiture.
Income tax benefit (expense)
We recognized income tax benefits of $23.0 million and $18.2 million on losses from continuing operations before income taxes of $243.5 million and $352.2 million for the three and six months ended June 30, 2026, respectively. This resulted in an effective tax rate of 9.5% and 5.2%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5%, predominately due to non-deductible expenses, including interest, compensation, and costs associated with the Business Combination, integration, and other related activity.
We recognized income tax expenses of $2.0 million and $0.3 million on losses from continuing operations before income taxes of $28.5 million and $105.5 million for the three and six months ended June 27, 2025, respectively. This resulted in an effective tax rate of (7.0)% and (0.3)%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5%, predominately due to statutory rate differences across the jurisdictions in which we operate, net of valuation allowances, applied to pretax earnings which includes the impacts of inventory step-up and intangible amortization expense. The effective tax rate is also affected by non-deductible expenses, including interest, compensation, and costs associated with the Business Combination, integration, and other related activity.
See Note 6. Income Taxes of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for further details.
Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operations and access to our $400 million revolving credit facility, net of $4.2 million of outstanding standby letters of credit, which remains undrawn at June 30, 2026. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $963.7 million as of June 30, 2026, compared to $812.8 million at December 31, 2025. Our principal liquidity requirements include working capital, capital expenditures, principal and interest payments associated with our indebtedness, lease obligations and purchase obligations, and our obligation related to the Acthar Gel-related litigation settlement.
From time to time, we have also completed acquisitions, including licensing agreements, and divestitures, which have significantly affected our liquidity and financial position. Examples of such transactions include the Business Combination and the Separation, both of which were completed during fiscal 2025. The net effect of these transactions is expected to result in an increase in future cash flows from operations, which will be used to fund our operations and to make future debt principal and interest payments associated with our increased indebtedness. There can be no assurances that anticipated benefits of the Business Combination and the Separation will be realized fully within expected timeframes or at all, which could materially impact our business, cash flow, financial condition and results of operations.
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
A summary of our cash flows from continuing operations is provided in the following table and described in further detail below:

	Six Months Ended
	June 30, 2026	June 27, 2025
Net cash from:
Operating activities - continuing operations	$168.8	$49.0
Investing activities - continuing operations	$(3.7)	$(22.6)
Financing activities - continuing operations	$(10.7)	$(4.2)

Operating Activities
Net cash provided by operating activities was $168.8 million for the six months ended June 30, 2026, consisting of loss from continuing operations of $334.0 million adjusted for non-cash charges of $522.5 million and changes in working capital that used $19.7 million. Non-cash adjustments included the non-restructuring impairment charge of $207.7 million, inventory step-up amortization from acquisitions of $190.3 million, depreciation and amortization of $120.8 million and share-based compensation expense of $32.0 million partially offset by deferred income tax of $38.8 million. The change in working capital was primarily driven by a $39.7 million net cash outflow related to accounts receivable and $33.7 million related to the Acthar Gel-Related Litigation Settlement, partially offset by a $22.2 million net cash inflow related to inventory and a $15.6 million net cash inflow related to accounts payable.
Net cash provided by operating activities was $49.0 million for the six months ended June 27, 2025, consisting of loss from continuing operations of $105.8 million adjusted for non-cash charges of $58.1 million and changes in working capital that provided $96.7 million. Non-cash adjustments included depreciation and amortization of $24.9 million, share-based compensation of $13.6 million, inventory provisions of $8.9 million, and loss on divestiture of $6.7 million. The changes in working capital were primarily driven by a $61.2 million decrease in inventory, a $12.6 million increase in accounts payable, and a $15.9 million net cash inflow from income taxes, along with a $46.8 million net cash inflow related to other assets and liabilities, partially offset by net cash outflows related to the Acthar Gel-Related Litigation Settlement liability of $21.3 million and accounts receivable, net of $18.5 million.
Investing Activities
Net cash used in investing activities of $3.7 million for the six months ended June 30, 2026 was primarily driven by capital expenditures of $13.9 million, partially offset by $10.2 million in proceeds from the sale of shares of Silence Therapeutics. Comparatively, net cash used in investing activities of $22.6 million for the six months ended June 27, 2025 was primarily driven by $16.7 million of capital expenditures and $6.2 million for the final working capital settlement related to the Therakos Divestiture.
Financing Activities
Net cash used in financing activities of $10.7 million for the six months ended June 30, 2026 was primarily attributable to $7.5 million of debt repayments. Comparatively, net cash used in financing activities of $4.2 million for the six months ended June 27, 2025 was primarily attributable to $2.0 million of debt repayments and $1.9 million of deemed share repurchases in connection with the vesting of restricted share units to satisfy minimum statutory tax withholding obligations.
Cash Requirements and Sources from Existing Contractual Arrangements
As of June 30, 2026, our material cash requirements from known contractual obligations included debt obligations, legal settlements, lease obligations, purchase obligations and other liabilities reflected on our Unaudited Condensed Consolidated Balance Sheet. See “Cash Requirements and Sources from Existing Contractual Arrangements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K for additional information; see also the discussion under “Indebtedness” below for additional information on our long-term debt obligations.
Indebtedness
As of June 30, 2026, total drawn debt principal was $2,473.8 million compared to $2,481.3 million as of December 31, 2025. As of June 30, 2026, the total drawn and undrawn debt principal of existing facilities consists of: (i) an undrawn (net of $4.2 million of outstanding standby letters of credit) revolving credit facility with a maturity date of April 23, 2029 and commitments equal to $400.0 million, (ii) a term facility with a maturity date of April 23, 2031, with an outstanding principal balance of $1,473.8 million, and (iii) senior secured notes due April 2031 with an outstanding principal balance of $1,000.0 million.
Acthar Gel-Related Settlement
As of June 30, 2026, we have accrued $121.6 million related to the Acthar Gel litigation settlement obligation and we are required to make a $29.6 million payment, inclusive of interest, upon the five-year anniversary of the Acthar Gel-related litigation settlement in June 2027.
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

Refer to Note 13. Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of the litigation, legal and administrative proceedings and claims as of June 30, 2026.
Guarantees
In disposing of assets or businesses, we have from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that the ultimate resolutions will not have a material adverse effect on our financial condition, results of operations or cash flows. See Note 12. Guarantees of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of guarantees as of June 30, 2026. As of June 30, 2026, there were no material changes in our guarantees or non-indebtedness obligations from those disclosed in the 2025 Form 10-K. Refer to Note 19. Guarantees of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K for additional information.
Off-Balance Sheet Arrangements
As of June 30, 2026, we had various letters of credit, guarantees, and surety bonds totaling $201.7 million, including approximately $37.5 million related to Par Health. In connection with the Separation, we and Par Health entered into agreements pursuant to which each party is required to use commercially reasonable efforts to cause the removal of the other party and its respective subsidiaries as guarantor of, or obligor for, certain indebtedness and other obligations following the Separation. To the extent we cannot be released from any such guarantee or obligation, Par Health is required to indemnify us for any losses, costs, or exposure arising from such guarantee. Certain of these guarantees require that we maintain cash collateral, which is classified as restricted cash and is included in Prepaid expenses and other current assets and Other assets on our Unaudited Condensed Consolidated Balance Sheet. There are no off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.
Critical Accounting Estimates
The preparation of our Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.
Our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three and six months ended June 30, 2026, there were no significant changes to the policies or in the underlying accounting assumptions and estimates used in the critical accounting policies disclosed in our 2025 Form 10-K.
As previously disclosed, as part of our strategic planning process, we periodically evaluate alternatives to enhance shareholder value, including the potential sale of certain assets or businesses. On June 13, 2026, we reached an agreement which resulted in the classification of the assets and liabilities of the Disposal Group as held for sale. The Company compared the carrying amount of the Disposal Group against the estimated fair value less costs to sell in order to determine if an impairment existed. The Company utilized an income approach based on a DCF analysis to determine the estimated fair value of consideration to be received in exchange for the Disposal Group. The fair value measurement of the Disposal Group was determined on a nonrecurring basis and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The DCF analysis incorporated assumptions that market participants would use in estimating fair value, including projected future cash flows and a discount rate of 16%.
Based on the DCF analysis, the estimated fair value of the Disposal Group was determined to be $177.1 million, below its carrying amount of $359.0 million. As a result, the Company recorded a non-cash impairment charge, net of tax, of approximately $181.9 million to reduce the carrying amount of the Disposal Group to its estimated fair value.
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
•the total consideration to be received in connection with the divestiture of the Disposal Group;
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
•the impact of Irish laws; and
•the comparability of our financial results to historical financial statements in light of our emergence from Chapter 11 bankruptcy proceedings in 2023, the divestiture of our Therakos business, the Business Combination and the Separation of Par Health.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on Secured Overnight Financing Rate (SOFR) plus margin. As of June 30, 2026, our outstanding variable rate debt included $1,473.8 million on our term loan facilities. At June 30, 2026, a hypothetical one percent increase in the applicable interest rates, in excess of applicable minimum floors, would increase annualized interest expense by approximately $13.6 million.
The remaining outstanding debt as of June 30, 2026 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.
Currency Risk
Certain net sales and costs of our international operations are denominated in the local currency of the respective countries. As such, profits from these subsidiaries may be impacted by fluctuations in the value of these local currencies relative to the U.S. dollar. We also have significant intercompany financing arrangements that may result in gains and losses in our results of operations. In an effort to mitigate the impact of currency exchange rate effects, we may hedge certain operational and intercompany transactions; however, our hedging strategies may not fully offset gains and losses recognized in our results of operations.
Our Unaudited Condensed Consolidated Statements of Operations are exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $0.4 million as of June 30, 2026, with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 13. Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of the litigation, legal, and administrative proceedings and claims as of June 30, 2026, which are incorporated herein by reference.

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

4.7
Sixth Supplemental Indenture, dated as of March 5, 2026, among the guaranteeing subsidiary party thereto, Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.), as the issuer, KT Finance Inc., as the co-issuer, Endo LP (f/k/a Endo, Inc.), as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2026).

4.8
Seventh Supplemental Indenture, dated as of March 13, 2026, among the guaranteeing subsidiary party thereto, Endo Finance Holdings LP (f/k/a Endo Finance Holdings, Inc.), as the issuer, KT Finance Inc., as the co-issuer, Endo LP (f/k/a Endo, Inc.), as the parent, and Computershare Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2026).

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
Date: August 11, 2026