Form 10-Q
period 2026-09-30
Keenova Therapeutics plc
filed 2026-11-10
CIK 1567892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of November 3, 2026, the registrant had 39,646,269 ordinary shares outstanding at $0.01 par value.

KEENOVA THERAPEUTICS PLC
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 26, 2025	September 30, 2026	September 26, 2025
Net sales	$549.5	$416.1	$1,535.0	$887.6
Cost of sales	214.4	243.7	731.3	452.4
Gross profit	335.1	172.4	803.7	435.2
Selling, general and administrative expenses	212.2	298.3	666.6	529.6
Combination, integration, and other related expenses	10.1	86.3	38.5	129.4
Research and development expenses	37.4	29.1	85.6	62.4
Restructuring credits, net	—	—	—	(2.2)
Non-restructuring impairment charges	—	—	207.7	—
Liabilities management and separation costs	—	0.1	—	1.1
Operating income (loss)	75.4	(241.4)	(194.7)	(285.1)
Interest expense	(50.5)	(49.9)	(152.7)	(115.0)
Interest income	8.0	7.1	20.1	14.8
Gain on debt extinguishment	—	15.9	—	15.9
(Loss) gain on divestiture (Note 4)	(150.6)	0.7	(150.3)	(5.9)
Other income (expense), net	1.6	1.2	9.3	3.4
Loss from continuing operations before income taxes	(116.1)	(266.4)	(468.3)	(371.9)
Income tax benefit	(20.0)	(24.4)	(38.2)	(24.2)
Loss from continuing operations	(96.1)	(242.0)	(430.1)	(347.7)
(Loss) income from discontinued operations, net of income taxes	—	(49.1)	—	31.4
Net loss	$(96.1)	$(291.1)	$(430.1)	$(316.3)

Basic (loss) income per share (Note 7):
Loss from continuing operations	$(2.43)	$(7.49)	$(10.86)	$(14.55)
(Loss) income from discontinued operations	—	(1.52)	—	1.31
Net loss	$(2.43)	$(9.01)	$(10.86)	$(13.23)
Basic weighted-average shares outstanding:	39.6	32.3	39.6	23.9

Diluted (loss) income per share (Note 7):
Loss from continuing operations	$(2.43)	$(7.49)	$(10.86)	$(14.55)
(Loss) income from discontinued operations	—	(1.52)	—	1.31
Net (loss) income	$(2.43)	$(9.01)	$(10.86)	$(13.23)
Diluted weighted-average shares outstanding:	39.6	32.3	39.6	23.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 26, 2025	September 30, 2026	September 26, 2025
Net loss	$(96.1)	$(291.1)	$(430.1)	$(316.3)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	1.8	(0.6)	(2.8)	7.4
Benefit plans	—	—	—	(0.2)
Total other comprehensive income (loss), net of tax	1.8	(0.6)	(2.8)	7.2
Comprehensive loss	$(94.3)	$(291.7)	$(432.9)	$(309.1)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions)

	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$1,085.6	$812.8
Accounts receivable, less allowance for doubtful accounts of $1.3 and $1.1	391.0	299.1
Inventories	493.5	553.5
Prepaid expenses and other current assets	213.1	254.9
Total current assets	2,183.2	1,920.3
Property, plant and equipment, net	186.5	185.4
Goodwill	23.8	31.8
Intangible assets, net	1,675.8	2,229.6
Deferred income taxes	669.0	654.8
Other assets	343.2	606.7
Total Assets	$5,081.5	$5,628.6

Liabilities, Mezzanine Equity and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$15.0	$15.0
Accounts payable	62.7	77.9
Accrued payroll and payroll-related costs	98.5	120.7
Accrued interest	39.3	18.0
Acthar Gel-Related Settlement	30.5	33.7
Accrued rebates and returns	229.4	241.0
Accrued and other current liabilities	149.5	165.8
Total current liabilities	624.9	672.1
Long-term debt	2,511.7	2,532.3
Acthar Gel-Related Settlement	95.1	112.1
Deferred income taxes	53.4	115.6
Other income tax liabilities	17.1	18.8
Other liabilities	109.0	112.5
Total Liabilities	3,411.2	3,563.4
Commitments and contingencies (Note 13)
Share-based mezzanine equity	94.1	—
Shareholders' Equity:
Preferred shares, $0.001 par value, 3,000,000,000,000 authorized; none issued and outstanding	—	—
Ordinary A shares, €1.00 par value, 25,000 authorized; none issued and outstanding	—	—
Ordinary shares, $0.01 par value, 500,000,000 authorized; 39,364,585 and 39,543,990 issued and outstanding	0.4	0.4
Additional paid-in capital	2,059.4	2,115.5
Accumulated other comprehensive (loss) income	(1.8)	1.0
Accumulated deficit	(481.8)	(51.7)
Total Shareholders' Equity	1,576.2	2,065.2
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$5,081.5	$5,628.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	September 30, 2026	September 26, 2025
Cash Flows From Operating Activities - Continuing Operations:
Loss from continuing operations	$(430.1)	$(347.7)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	172.7	68.6
Share-based compensation	45.3	33.3
Deferred income taxes	(76.4)	(47.2)
Non-cash impairment charge	207.7	—
Loss on divestiture	150.3	5.9
Gain on debt extinguishment	—	(15.9)
Inventory step-up amortization from acquisitions	271.7	83.7
Inventory provisions	9.2	22.2
Fair value adjustment in contingent consideration liabilities	(6.0)	2.9
Non-cash accretion expense	13.5	4.6
Other non-cash items	(6.0)	19.5
Changes in assets and liabilities:
Accounts receivable, net	(95.1)	(9.1)
Inventories	2.3	143.3
Accounts payable	(8.2)	(6.6)
Income taxes	10.7	15.9
Acthar Gel-Related Settlement	(33.7)	(21.3)
Payments of contingent consideration	(13.2)	—
Other	75.3	6.8
Net cash provided by (used in) operating activities - continuing operations	$290.0	$(41.1)
Cash Flows From Investing Activities - Continuing Operations:
Capital expenditures	$(21.4)	$(23.7)
Receipts of unrestricted cash, net of payments related to the Business Combination (Note 3)	—	333.4
Receipts of restricted cash related to the Business Combination (Note 3)	—	93.4
Receipts of (payments from) divestiture, net of divested cash (Note 4)	20.4	(6.2)
Proceeds from sale of equity securities	10.2	—
Other	0.6	3.8
Net cash provided by investing activities - continuing operations	$9.8	$400.7
Cash Flows From Financing Activities - Continuing Operations:
Repayment of external debt	$(11.3)	$(869.4)
Makewhole premium	—	(24.3)
Net share settlements, equity-based compensation	(3.4)	(1.9)
Payment of contingent consideration	(9.7)	(1.8)
Other	—	(0.6)
Net cash used in financing activities - continuing operations	$(24.4)	$(898.0)
Discontinued Operations:
Net cash provided by operating activities - discontinued operations	$—	$167.5
Net cash used in investing activities - discontinued operations	—	(33.1)
Net cash provided by financing activities - discontinued operations	—	1,159.9
Net cash provided by discontinued operations	$—	$1,294.3
Effect of currency rate changes on cash	(1.5)	1.4
Net change in cash, cash equivalents and restricted cash	$273.9	$757.3
Cash, cash equivalents and restricted cash at beginning of period	954.0	445.7
Cash, cash equivalents and restricted cash at end of period	$1,227.9	$1,203.0

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

Cash and cash equivalents at end of period	$1,085.6	$1,047.9
Restricted cash included in prepaid expenses and other assets at end of period (Note 14)	111.7	113.2
Restricted cash included in other long-term assets at end of period (Note 14)	30.6	41.9
Cash, cash equivalents and restricted cash at end of period	$1,227.9	$1,203.0
Cash and cash equivalents at end of period - discontinued operations	$—	$192.9
Restricted cash included in prepaid expenses and other assets at end of period - discontinued operations	—	0.2
Restricted cash included in other long-term assets at end of period - discontinued operations	—	14.3
Cash, cash equivalents and restricted cash at end of period - continuing operations	$1,227.9	$995.6
Cash and cash equivalents at end of period - continuing operations	$1,085.6	$855.0
Restricted cash included in prepaid expenses and other assets at end of period - continuing operations	111.7	113.0
Restricted cash included in other long-term assets at end of period - continuing operations	30.6	27.6
Cash, cash equivalents and restricted cash at end of period - continuing operations	$1,227.9	$995.6
    The accompanying notes are an integral part of these unau

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND MEZZANINE EQUITY
(unaudited; in millions)
dited condensed consolidated financial statements.

KEENOVA THERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND MEZZANINE EQUITY
(unaudited; in millions)

Stockholders’ Equity									Mezzanine Equity
	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Common Stock		Equity-based Compensation	Total Mezzanine Equity
	Number	Par Value	Number	Amount					Shares	Amount
Balance as of December 31, 2025	39.5	$0.4	—	$—	$2,115.5	$(51.7)	$1.0	$2,065.2	—	$—	$—	$—
Net loss	—	—	—	—	—	(113.5)	—	(113.5)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(2.5)	(2.5)	—	—	—	—
Vesting of restricted share units, net of tax withholdings	0.1	—	—	—	(1.9)	—	—	(1.9)	—	—	—	—
Share-based compensation	—	—	—	—	11.1	—	—	11.1	—	—	—	—
Balance as of March 31, 2026	39.6	$0.4	—	$—	$2,124.7	$(165.2)	$(1.5)	$1,958.4	—	$—	$—	$—
Net loss	—	—	—	—	—	(220.5)	—	(220.5)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(2.1)	(2.1)	—	—	—	—
Share-based compensation	—	—	—	—	21.0	—	—	21.0	—	—	—	—
Balance as of June 30, 2026	39.6	$0.4	—	$—	$2,145.7	$(385.7)	$(3.6)	$1,756.8	—	$—	$—	$—
Mezzanine equity reclassification	(0.3)	—	—	—	(84.7)	—	—	(84.7)	0.3	—	79.9	79.9
Net loss	—	—	—	—	—	(96.1)	—	(96.1)	—	—	—	—
Vesting of restricted share units, net of tax withholdings	—	—	—	—	—	—	—	—	—	—	(2.8)	(2.8)
Other comprehensive income	—	—	—	—	—	—	1.8	1.8	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	15.4	15.4
Adjustment of equity compensation to redemption value	—	—	—	—	(1.6)	—	—	(1.6)	—	—	1.6	1.6
Balance as of September 30, 2026	39.3	$0.4	—	$—	$2,059.4	$(481.8)	$(1.8)	$1,576.2	0.3	$—	$94.1	$94.1

KEENOVA THERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in millions, except share data, per share data, and where indicated)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Par Value	Number	Amount
Balance as of December 27, 2024	19.7	$0.2	—	$—	$1,199.8	$439.7	$6.1	$1,645.8
Net loss	—	—	—	—	—	(27.7)	—	(27.7)
Other comprehensive income	—	—	—	—	—	—	3.1	3.1
Vesting of restricted share units, net of tax withholdings	0.1	—	—	(1.9)	0.9	—	—	(1.0)
Share cancellation	—	—	—	—	(0.8)	0.9	—	0.1
Share-based compensation	—	—	—	—	9.7	—	—	9.7
Balance as of March 28, 2025	19.8	$0.2	—	$(1.9)	$1,209.6	$412.9	$9.2	$1,630.0
Net income	—	—	—	—	—	2.4	—	2.4
Other comprehensive income	—	—	—	—	—	—	4.7	4.7
Share-based compensation	—	—	—	—	4.8	—	—	4.8
Balance as of June 27, 2025	19.8	$0.2	—	$(1.9)	$1,214.4	$415.3	$13.9	$1,641.9
Net loss	—	—	—	—	—	(291.1)	—	(291.1)
Other comprehensive loss	—	—	—	—	—	—	(0.6)	(0.6)
Share-based compensation	—	—	—	—	21.0	—	—	21.0
Ordinary shares issued in Business Combination	19.6	0.2	—	—	1,778.2	—	—	1,778.4
Ordinary shares issued (Other)	—	—	—	—	0.7	—	—	0.7
Pre-combination value of converted Endo awards	—	—	—	—	1.9	—	—	1.9
Vesting of restricted share units, net of tax withholdings	—	—	—	—	—	(0.3)	—	(0.3)
Vesting of performance share units, net of tax withholdings	—	—	—	—	—	(0.6)	—	(0.6)
Treasury share cancellations	—	—	—	1.9	—	(1.9)	—	—
Balance as of September 26, 2025	39.4	$0.4	—	$—	$3,016.2	$121.4	$13.3	$3,151.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.	Background and Basis of Presentation
Background
Keenova Therapeutics plc and its consolidated subsidiaries (collectively, “Keenova” or “the Company”) is a leading United States (“U.S.”) focused branded therapeutics company that strives to help patients with rare or unaddressed conditions live happier and healthier lives. Keenova’s rare disease capabilities underpin the Company’s diversified brands portfolio, which is focused across a wide range of therapeutic areas of significant unmet need. These include rheumatology, ophthalmology, nephrology, neurology, pulmonology, orthopedics, urology, and neonatal respiratory critical care.
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
The number of operating days in the quarterly periods in fiscal year 2026 is different as compared to the 52-53 week quarterly periods in fiscal year 2025, which has an impact on the Company’s comparative presentation of period-over-period information. The three months ended September 26, 2025, refers to the thirteen-week period ended September 26, 2025, and includes one fewer operating day when compared to the three months ended September 30, 2026. The nine months ended September 26, 2025, refers to the thirty-nine-week period ended September 26, 2025, and includes the same number of operating days as the nine months ended September 30, 2026.

Correction of immaterial errors
During the third quarter of 2026, the Company identified errors in the classification and measurement of certain share-based payment awards containing redemption or cash-settlement features originating in the fiscal year ended December 27, 2024 and also impacting the fiscal year ended December 31, 2025 and prior quarters of 2026.

Mezzanine Equity-classified awards. Certain of the Company’s employee and non-employee director share-based payment awards provide the holder with a contractual right, following vesting and the satisfaction of specified conditions, to require the Company to repurchase the shares following settlement of the awards for cash. Because redemption of the underlying shares is not solely within the Company’s control, amounts attributable to these awards should be classified as mezzanine equity, outside of permanent equity, and remeasured at fair value each reporting date. The Company had historically presented amounts attributable to these awards in permanent stockholders’ equity and had not recognized the required mezzanine equity amount and cumulative fair value remeasurement.
Liability-classified awards. For certain employee awards, the previously described contractual redemption right becomes exercisable before the holder has borne the normal risks and rewards of share ownership for the period required for equity classification. Accordingly, these awards should be classified as liabilities and remeasured at fair value at each reporting date until settlement. The Company had historically presented amounts attributable to these awards within permanent stockholders' equity and had not recognized the required liability and cumulative fair value remeasurement. In addition, certain share-based payment awards granted to our non-employee directors permit the director, immediately prior to vesting, to elect to redeem a specified percentage of the awards in exchange for a cash payment equal to the fair value of the redeemed portion of the awards. Because of the intent to cash settle the redeemable portion of these awards, the redeemable portion of the awards is required to be classified as a liability and remeasured at fair value at each reporting date until the earlier of settlement or the date on which the director elects not to redeem the awards. The Company had historically accounted for the awards to which these redemption provisions apply entirely as liability-classified awards; however, the awards should have been split between liabilities and mezzanine equity.
The Company evaluated these errors, individually and in the aggregate, including both quantitative and qualitative considerations, and concluded that the errors were not material to our previously issued financial statements and that correction of the cumulative errors in the current period was not material to our current-period financial statements. Accordingly, no prior period financial information required correction or has been corrected; rather during the third quarter of 2026, the Company recorded out-of-period adjustments to (i) reclassify $79.9 million from additional paid-in capital within permanent stockholders' equity to mezzanine equity, (ii) reclassify $1.7 million from additional paid-in capital to accrued and other current liabilities to reflect the fair value of liability-classified awards and (iii) recognize a reduction of compensation cost totaling $3.1 million representing the cumulative effect of expense attribution corrections, including fair value remeasurements of liability-classified awards.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, as compared to the significant accounting policies presented in Note 4. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K. However, certain policy descriptions have been expanded as a result of the error corrections described in Note 1 for the current period.
Share-based compensation
The Company recognizes compensation cost for share-based payment awards granted to employees and non-employee directors. For equity-classified awards, compensation cost is generally measured based on the grant-date fair value and recognized over the applicable requisite service period. For awards with graded service vesting conditions , compensation cost is recognized on an accelerated basis over the requisite service period for each separately vesting tranche. Liability-classified awards are remeasured at fair value at each reporting date until settlement, with changes in fair value recognized in compensation expense. The company have elected to recognize forfeitures as they occur.
Certain of our share-based payment awards contain performance vesting conditions. For awards with performance conditions, compensation cost is recognized when achievement of the performance condition is considered probable and is adjusted for changes in the assessment of the probability of achievement.
Certain of our employee share-based payment awards, including restricted stock units and performance share units, provide the holder with a contractual right, following vesting and the satisfaction of specified conditions, to require us to repurchase the shares underlying the awards for cash. For such awards that qualify for equity classification, because redemption of the underlying shares is not solely within our control, amounts attributable to such awards are presented as mezzanine equity, outside of permanent stockholders' equity, and are remeasured at fair value at each reporting date, with fair value adjustments recorded through additional paid-in-capital. For awards for which the redemption feature causes liability classification, the awards are remeasured at fair value at each reporting date until settlement, with changes in fair value recognized in compensation cost.
Certain share-based payment awards granted to our non-employee directors permit the director, immediately prior to vesting, to elect to redeem a portion of the awards in exchange for a cash payment equal to the fair value of the redeemed awards. Because of the intent to cash settle the redeemable portion of these awards, the redeemable portion of the awards are classified as liabilities and remeasured at fair value at each reporting date until settlement, with changes in fair value recognized in compensation cost.

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
The Company’s operating results for the three and nine months ended September 26, 2025 reflect the results of two months of Endo’s branded products in its consolidated results. Net sales and net loss of Endo subsequent to closing of the Business Combination included in the Company’s unaudited condensed consolidated statements of operation were $146.9 million and $155.0 million, respectively.
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

	Three Months Ended	Nine Months Ended
Unaudited Pro Forma Financial Information	September 26, 2025	September 26, 2025
Net sales (1)	$480.3	$1,389.2
Net loss	(426.2)	(622.5)
1.Net sales amounts reflect the removal of discontinued operations activity.

4.	Divestitures
Sale of Percocet and Endocet Businesses
On June 13, 2026, the Company entered into a purchase agreement with Par Health, Inc. (“Par Health”), pursuant to which the Company agreed to sell its Percocet and Endocet businesses (the “Disposal Group”) to Par Health. Consideration for the transaction consisted of an initial upfront purchase price of $25.0 million, subject to customary adjustments for cash, debt and working capital, and quarterly cash earn-out payments based on the gross profit of the Disposal Group over a period of five years following the closing of the transaction. All closing conditions, including the termination of the waiting period under the Hart-Scott-Rodino Act, were satisfied and the transaction closed on July 31, 2026. Following the completion of related transition services, the Company will no longer market, manufacture or distribute opioid products.
The Disposal Group did not qualify as discontinued operations as its divestiture did not have a major effect on the Company’s operations and financial results; accordingly, the results of the Disposal Group are presented in continuing operations for all periods through the closing of the transaction.
Impairment of the Disposal Group
As previously disclosed, during the second quarter of fiscal 2026, the assets and liabilities of the Disposal Group were classified as held for sale in the Company’s Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026. The carrying amount of the Disposal Group was compared to the estimated fair value less costs to sell to determine if an impairment existed. The Company utilized an income approach based on a discounted cash flow (“DCF”) analysis to determine the estimated fair value of consideration to be received in exchange for the Disposal Group. The fair value measurement of the Disposal Group was determined on a nonrecurring basis and was classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The DCF analysis incorporated assumptions that market participants would use in estimating fair value, including projected future cash flows and a discount rate of 16%.
Based on the DCF analysis, the estimated fair value of the Disposal Group was determined to be $177.1 million, below its then carrying amount of $359.0 million. As a result, in the second quarter of fiscal 2026 the Company recognized a non-cash impairment charge, net of tax, of approximately $181.9 million to reduce the carrying amount of the Disposal Group to its estimated fair value. In accordance with ASC 360-10-35-28, the impairment charge was first applied to allocated goodwill and then to long-lived assets within the Disposal Group.
Loss on Divestiture
Upon the closing of the transaction, the Company received cash consideration, net of preliminary purchase price adjustments, of $20.4 million. During the three months ended September 30, 2026, a pre-tax loss of $150.7 million was recorded within Loss on divestiture in the Unaudited Condensed Consolidated Statements of Operations, reflecting the difference between the carrying value of the net assets disposed, including relevant tax liabilities, and the cash consideration received at closing.

The purchase price remains subject to customary post-closing adjustments and, accordingly, the loss recognized during the three and nine months ended September 30, 2026, is preliminary and may change upon final settlement of those adjustments during the fourth quarter of fiscal 2026.
The Company made an accounting policy election to apply the gain contingency model to the gross profit-based earn-out. Accordingly, no contingent consideration asset was recognized as of September 30, 2026, because the amount and timing of future earn-out payments are dependent on Par Health’s future operating results. Future earn-out payments will be recognized as additional consideration when the applicable contingency is resolved and the consideration becomes realized or realizable.
Transition Services Agreement
In connection with the divestiture of the Disposal Group, the Company entered into a transition services agreement (the “Disposal Group TSA”) effective upon closing to provide certain business support services for up to three months after the closing date or a longer period for certain services. These services include, but are not limited to, information technology, procurement, distribution, logistics and order to delivery, compliance, accounting, finance, and administrative activities. Income associated with the Disposal Group TSA is recorded within other income (expense), net, and expenses associated with servicing the Disposal Group TSA are recorded within their natural expense classifications, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Income under the Disposal Group TSA was less than $0.1 million during the three and nine months ended September 30, 2026.
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
The financial results of Par Health are classified as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, for all relevant periods presented. The following table summarizes the financial performance of Par Health for the three and nine months ended September 26, 2025, which reflects the results of the Company’s former Generics business during this period.

Major line items constituting (loss) income from discontinued operations	Three Months Ended September 26, 2025	Nine Months Ended September 26, 2025
Net sales	$337.0	$770.5
Cost of sales	255.5	516.9
Gross profit	81.5	253.6

Selling, general and administrative expenses	53.5	120.0
Research and development expenses	15.1	25.9
Combination, integration, and other related expenses	7.5	7.5
Liabilities management and separation costs	33.7	36.3
Operating (loss) income	(28.3)	63.9

Interest expense	(20.9)	(20.9)
Interest income	—	3.5
Loss on debt extinguishment, net	(11.3)	(11.3)
Other expense, net	(0.2)	(1.2)
(Loss) income from discontinued operations before income taxes	(60.7)	34.0

Income tax (benefit) provision	(11.6)	2.9
(Loss) income from discontinued operations, net of tax (1)	$(49.1)	$31.1
(1) Results exclude income from discontinued operations, net of tax, of $0.3 million for the three and nine months ended September 26, 2025, related to the Company’s prior divestiture of its Nuclear Imaging business.

In connection with the Separation, the Company entered into a transition services agreement to provide and receive certain services following the Separation (the “Par Health TSA”). Income under the Par Health TSA was $1.8 million and $7.0 million during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, under the provisions of the Par Health TSA agreement, the Company was owed approximately $1.6 million from Par Health and the Company owed approximately $8.1 million to Par Health, which primarily reflect amounts owed between the parties for certain pass-through costs paid or received by one party on behalf of the other party.
Therakos Divestiture
On November 29, 2024, the Company completed the divestiture of its Therakos business (“Therakos Divestiture”). The Company paid $6.2 million for the final working capital settlement for the Therakos Divestiture during the nine months ended September 26, 2025. In connection with the Therakos Divestiture, the Company entered into a transition services agreement (the “Therakos TSA”) effective upon closing to provide certain business support services generally for up to 18 months after the closing date or a longer period for certain services. Income under the Therakos TSA was $0.1 million and $0.7 million for the three and nine months ended September 30, 2026, respectively, compared to $1.6 million and $6.8 million for the three and nine months ended September 26, 2025, respectively. For further information, refer to Note 6. Divestitures of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K.

5.	Revenue from Contracts with Customers
Product Sales Revenue
See Note 15. Segment Data of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for disaggregation of the Company's net sales by product.
Reserves for variable consideration
The following table reflects activity in the Company's sales reserve accounts:

	Rebates and Chargebacks	Product Returns	Other Sales Deductions	Total
Balance as of December 27, 2024	$65.0	$4.2	$0.1	$69.3
Provisions	270.5	6.5	4.0	281.0
Payments or credits	(127.7)	31.7	(2.3)	(98.3)
Balance as of September 26, 2025	$207.8	$42.4	$1.8	$252.0

Balance as of December 31, 2025	$234.4	$48.3	$1.8	$284.5
Provisions	602.9	17.8	15.1	635.8
Payments or credits	(610.1)	(24.8)	(14.4)	(649.3)
Balance as of September 30, 2026	$227.2	$41.3	$2.5	$271.0
Product sales transferred to customers at a point in time and over time were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 26, 2025	September 30, 2026	September 26, 2025
Product sales transferred at a point in time	89.6%	85.8%	88.6%	79.3%
Product sales transferred over time	10.4	14.2	11.4	20.7
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue from contracts extending greater than one year for certain of the Company's hospital products that are expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of September 30, 2026:

Remainder of Fiscal 2026	$27.4
Fiscal 2027	79.2
Fiscal 2028	42.2
Thereafter	10.4

As of September 30, 2026, and December 31, 2025, the total net book value of the devices used in the Company's portfolio of drug-device combination products, which are used in satisfying future performance obligations and reflected in property, plant and equipment, net, on the Unaudited Condensed Consolidated Balance Sheet was $72.2 million and $62.0 million, respectively. The associated depreciation expense recognized for the three months ended September 30, 2026 and September 26, 2025 was $3.1 million and $1.6 million, respectively, and for the nine months ended September 30, 2026 and September 26, 2025 was $7.8 million and $4.5 million, respectively.

6.	Income Taxes
The Company recognized income tax benefits of $20.0 million and $38.2 million on losses from continuing operations before income taxes of $116.1 million and $468.3 million for the three and nine months ended September 30, 2026, respectively. This resulted in an effective tax rate of 17.2% and 8.2%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5%, predominantly due to return-to-provision adjustments and non-deductible expenses, including interest, compensation, and costs associated with the Business Combination, integration, and other related expenses.
The Company recognized income tax benefits of $24.4 million and $24.2 million on losses from continuing operations before income taxes of $266.4 million and $371.9 million for the three and nine months ended September 26, 2025, respectively. This resulted in an effective tax rate of 9.2% and 6.5%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5%, predominantly due to statutory rate differences across the jurisdictions in which the Company operates, net of valuation allowances, applied to pretax earnings which includes the impacts of inventory fair value step-up and intangible amortization expense. The effective tax rate is also affected by non-deductible expenses, including interest, compensation, and costs associated with the Business Combination, integration, and other related activity.
The Company's unrecognized tax benefits, excluding interest, totaled $25.0 million as of September 30, 2026 and $26.6 million as of December 31, 2025.

7.	(Loss) Income per Share
The weighted-average number of shares outstanding used in the computations of basic and diluted (loss) income per share were as follows (in millions of shares):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 26, 2025	September 30, 2026	September 26, 2025
Basic	39.6	32.3	39.6	23.9
Dilutive impact of restricted share units	—	—	—	—
Diluted	39.6	32.3	39.6	23.9
A net loss cannot be diluted. When a company is in a net loss position, basic and diluted loss per share are the same. If a company records net income, the denominator of a diluted earnings per share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive.
The computation of diluted weighted-average shares outstanding for the three months ended September 30, 2026 and September 26, 2025 excluded approximately 2.6 million and 2.1 million, respectively, and for the nine months ended September 30, 2026 and September 26, 2025 excluded approximately 2.3 million and 2.1 million, respectively, of common stock equivalents (consisting of stock awards during all periods and contingent value rights during the three and nine months ended September 26, 2025) because the effect would have been anti-dilutive.

8.	Inventories
Inventories were comprised of the following at the end of each period:

	September 30, 2026	December 31, 2025
Raw materials	$57.3	$54.1
Work in process	336.1	253.7
Finished goods	100.1	245.7
Inventories (1)	$493.5	$553.5

Inventories, long-term (1) (2)	248.9	$497.4
(1)As of September 30, 2026, inventories and inventories, long-term include approximately $263.7 million and $189.7 million, respectively, of remaining unamortized fair value step up. As of December 31, 2025, inventories and inventories, long-term include $368.0 million and $413.0 million respectively, of remaining unamortized fair value step up. The remaining unamortized fair value step up will be expensed as cost of sales in future periods as the inventory is sold.
(2)Inventories, long-term are included in other assets in the Consolidated Balance Sheets at September 30, 2026, and December 31, 2025.

9.	Property, Plant and Equipment
The gross carrying amount and accumulated depreciation of property, plant and equipment were comprised of the following at the end of each period:

	September 30, 2026	December 31, 2025
Land	$8.0	$8.2
Buildings	57.9	56.5
Capitalized software	6.0	4.8
Machinery and equipment	134.2	116.4
Construction in process	20.4	22.3
Property, plant and equipment, at cost	$226.5	$208.2
Less: accumulated depreciation	(40.0)	(22.8)
Property, plant and equipment, net	$186.5	$185.4
Depreciation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 26, 2025	September 30, 2026	September 26, 2025
Depreciation expense	$5.8	$4.2	$17.6	$9.9

10.	Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2026:

Total
Balance as of December 31, 2025	$31.8
Measurement period adjustments (Note 3)	(6.9)
Allocation to Disposal Group (Note 4)	(1.1)
Balance as of September 30, 2026	$23.8

Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets were comprised of the following at the end of each period:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable:
Developed technology	$1,974.7	$298.9	$1,675.8	$2,404.7	$175.1	$2,229.6
Intangible assets, net	$1,974.7	$298.9	$1,675.8	$2,404.7	$175.1	$2,229.6
(1)During the nine months ended September 30, 2026, gross carrying amount and accumulated amortization were reduced by $430.0 million and $31.2 million as a result of the divestiture of the Disposal Group.
Intangible asset amortization expense
Intangible asset amortization expense is included in cost of sales in the Unaudited Condensed Consolidated Statements of Operations and was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 26, 2025	September 30, 2026	September 26, 2025
Amortization expense	$46.1	$39.5	$155.1	$58.7

Based on the carrying amount of developed technology intangible assets as of September 30, 2026 and assuming no future impairment of the underlying assets, the estimated future amortization is expected to be as follows:

Remainder of Fiscal 2026	$45.8
Fiscal 2027	181.3
Fiscal 2028	178.0
Fiscal 2029	171.7
Fiscal 2030	159.7
Thereafter	939.3
Total amortization	$1,675.8

11.	Debt
Debt was comprised of the following at the end of each period:

	September 30, 2026		December 31, 2025
	Principal	Carrying Value	Principal	Carrying Value
Current maturities of long-term debt:
Term Loan due April 2031	$15.0	$15.0	$15.0	$15.0
Total current maturities of long-term debt	$15.0	$15.0	$15.0	$15.0

Long-term debt:
Term Loan due April 2031	$1,455.0	$1,460.2	$1,466.3	$1,472.3
8.50% Senior Secured Notes Due April 2031	1,000.0	1,051.5	1,000.0	1,060.0
Total long-term debt	$2,455.0	$2,511.7	$2,466.3	$2,532.3
Total debt	$2,470.0	$2,526.7	$2,481.3	$2,547.3
Following the initial recognition at fair value, the Company accounts for its debt instruments utilizing the amortized cost method and accretes the fair value premium to the principal amount over the term of the respective instruments as a reduction to interest expense on the Unaudited Condensed Consolidated Statements of Operations.

Applicable interest rate
As of September 30, 2026, the applicable interest rate on the Company's debt instruments were as follows:

Applicable Interest Rate
Term Loan due April 2031	7.65%
8.50% Senior Secured Notes due April 2031	8.50%

12.	Guarantees
In disposing of assets or businesses, the Company has from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. The Company assesses the probability of potential liabilities related to such representations, warranties and indemnities and adjusts potential liabilities as a result of changes in facts and circumstances. During the three months ended September 30, 2026, the Company was released from $26.8 million of guarantees relating to Par Health arising from the Separation. There were no other material changes in the Company’s guarantees or non-indebtedness obligations from those disclosed in the 2025 Form 10-K. As of September 30, 2026, the Company believes the likelihood of payment is remote, and the fair value of such guarantees is not material.

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
Securities Litigation
Alta Fundamental. In September 2024, a lawsuit was filed against the Company’s Chief Executive Officer (“CEO”) Sigurdur Olafsson, the Board member Paul Bisaro who was formerly the Chair of the Board, its former Chief Financial Officer (“CFO”) Bryan Reasons, its former Chief Strategy and Restructuring Officer Jason Goodson, and its former Global Controller and Chief Investor Relations Officer Daniel Speciale (“Alta Individual Defendants”), in the U.S. District Court for the District of New Jersey, captioned Alta Fundamental Advisors, LLC et al. v. Bisaro et al., No. 24-cv-09245. The Alta Fundamental lawsuit generally alleged that the defendants made false and misleading statements related to the Company’s business, operations, and prospects, including its financial strength, its ability to timely make certain payments related to the Company’s opioid-related litigation settlement and the risk of additional filings for bankruptcy protection. The lawsuit alleged claims under Sections 10(b), 18(a), and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and the New Jersey Uniform Securities Act, as well as common law fraud and negligent misrepresentation. The Company assumed the obligation to defend and indemnify the Alta Individual Defendants. The lawsuit sought monetary damages in an unspecified amount. In June 2025, the court granted in part and denied in part the Alta Individual Defendants' motion to dismiss. Certain of the Alta Individual Defendants filed a motion for reconsideration as to the court’s partial denial. In February 2026, the court granted the motion for reconsideration and the Individual Defendants Goodson and Speciale were dismissed from this case. The Alta Individual Defendants who did not file a motion for reconsideration answered the complaint in August 2025. In May 2026, the parties entered into an agreement to resolve all claims on this matter, with the settlement amount funded by the Company’s insurance carriers and not material to the Company’s financial condition, results of operations, or cash flows.
Endo Bankruptcy
Historically, Endo’s business had been operated by Endo International plc, together with its subsidiaries. On August 16, 2022, Endo International plc, together with certain of its direct and indirect subsidiaries, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (“Bankruptcy Code,” and such cases, the “Endo Chapter 11 Cases”); certain additional Endo entities filed voluntary petitions for relief under the Bankruptcy Code on May 25, 2023 and May 31, 2023 (together the “Endo Debtors”). On December 19, 2023, the Endo Debtors filed a proposed chapter 11 plan of reorganization (as amended, including on January 5, 2024, January 9, 2024 and March 18, 2024, and including any exhibits and supplements filed with respect thereto, the “Endo Plan”) and related disclosure statement with the U.S. Bankruptcy Court for the Southern District of New York (“New York Bankruptcy Court”). The New York Bankruptcy Court confirmed the Endo Plan on March 19, 2024, and the Endo Debtors satisfied all conditions required for the Endo Plan effectiveness on April 23, 2024.
At the Endo Debtors’ request, the New York Bankruptcy Court appointed the Future Claimants' Representative (“FCR”) in the Endo Chapter 11 Cases. As further described in the applicable New York Bankruptcy Court filings, the FCR represents the rights of individuals who may in the future assert one or more personal injury claims against the Endo Debtors or a successor of the Endo Debtors’ businesses relating to the Endo Debtors’ opioid or transvaginal surgical mesh products, but who could not assert such claims in the Endo Chapter 11 Cases because, among other reasons, such individuals were unaware of the alleged injury, had a latent manifestation of the alleged injury or were otherwise unable to assert or incapable of asserting claims based on the alleged injury. Under the Endo Plan and the settlement contemplated thereby, the trust established for the benefit of eligible future claimants assumed liability for all future claims in exchange for Endo’s ongoing obligation to fund such trust. As of September 30, 2026, the Company’s accrual for this loss contingency is approximately $8.5 million. The liability was assumed in connection with the Business Combination, which is discussed further in Note 5 of the 2025 Form 10-K. Upon termination of the trust, funds remaining in the trust after all allowed claims are paid, if any, will revert to the Company.
Under the Endo Plan, the U.S. Government Economic Settlement provides for payment by Endo of contingent consideration of $25.0 million per year for each calendar year between 2024 and 2028 (capped at $100.0 million in the aggregate) if Endo’s annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the corresponding calendar year exceeds defined baselines (the “EBITDA Outperformance Targets”), as set forth in the U.S. Government Economic Settlement. In accordance with the provisions of the U.S. Government Economic Settlement, in the event Endo acquires or sells assets, such EBITDA Outperformance Targets, as adjusted to reflect the effects of the Business Combination in July 2025 and the Separation in November 2025, shall be adjusted upward or downward dollar for dollar in an amount equal to the EBITDA contribution of such acquired or sold assets. The EBITDA Outperformance Targets for 2024 and 2025 were not met and the Company does not expect to meet the EBITDA Outperformance Targets in any of the fiscal years 2026 through 2028. No payments have been made or accrued related to the achievement of certain EBITDA Outperformance Targets. Such contingent payments continue to apply after the closing of the Business Combination and the Separation.
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
Mallinckrodt Pharmaceuticals Ireland Limited, et al. v. Airgas Therapeutics LLC et al. On December 30, 2022, the Company initiated litigation against Airgas Therapeutics, LLC, Airgas USA LLC, and Air Liquide S.A. (collectively “Airgas”) in the U.S. District Court for the District of Delaware following notice from Airgas of its Abbreviated New Drug Application (“ANDA”) submission seeking approval from the Food and Drug Administration (“FDA”) for a generic version of INOmax® (nitric oxide) gas, for inhalation (“INOmax”). Airgas's ANDA received final approval from the FDA in July 2023, and according to Airgas' counsel, the original ANDA was filed in April 2011. In February 2024, the court entered stipulations of consent for filing of an amended complaint. In March 2024, the court granted Air Liquide S.A.’s motion to dismiss. Airgas Therapeutics, LLC and Airgas USA LLC remain parties to the litigation. In January 2025, the court denied the Company’s motion for preliminary injunction seeking to prevent defendants Airgas Therapeutics LLC and Airgas USA LLC from infringing the Company’s U.S. patents during the pendency of the litigation. The defendants filed a motion for summary judgment, which the Court denied, and the case proceeded through a jury trial in September 2025. At trial, the Company asserted three patents. The Company was seeking monetary and equitable relief. On September 12, 2025, the jury returned a verdict in favor of the Company. The jury found that Airgas willfully infringed the asserted patents. The jury awarded approximately $9.5 million in monetary damages. On October 7, 2025, the court entered judgment that Airgas infringes the asserted patents under 35 U.S.C. §271(e). After considering numerous post-trial motions for judgment as a matter of law by both parties, the Court denied all pending Airgas motions and granted the Company’s motion under 35 U.S.C. § 271(e)(4)(A) to redate the approval of Airgas’ ANDA to until after the Company’s litigated patents’ expiration while vacating the jury’s damages award. This final judgment is appealable by both parties.
Amitiza Patent Challenges. The Company was granted numerous Japanese patents related to Amitiza®. The Company has received notifications of petitions for invalidation trials described below, each of which was filed with the Japan Patent Office (“JPO”) and relates to Amitiza and its use in Japan. The JPO has the authority to determine the validity of each of these patent grants and each of these patent term extension (“PTE”) registration grants. A party may appeal the JPO’s determination to a court of law.
In October 2023, the Company received notification that Sawai Pharmaceutical Co., Ltd. (“Sawai”) had filed petitions for two invalidation trials against two PTE registrations for JP Patent No. 4332353. In June 2025, the JPO determined that none of the invalidation grounds can stand and concluded that the two PTE registrations for the 24 and 12μg capsules are valid. Sawai appealed the JPO decision for both PTE registrations. Oral arguments were held in February 2026. A decision was reached on April 9, 2026, dismissing Sawai’s complaints. Sawai did not appeal the decision.
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
In April 2024, the Company received notification that Sawai had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations of three additional patents (JP Patent No. 4786866, JP Patent No. 4852229, and JP Patent No. 4889219). The JPO held a hearing in August 2025 with respect to the three invalidation trials regarding the 12 µg PTE registrations. A decision was reached on May 26, 2026, dismissing Sawai’s complaints. Sawai has appealed the JPO decisions for all three PTE registrations. The appeals are at an early stage.
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
In December 2025, the Company received notification that Towa Pharmaceutical Co., Ltd. (“Towa”) had filed petitions for invalidation trials with respect to only the 12µg strength of Amitiza against PTE registrations for JP Patent Nos. 4786866, 4852229, and 4889219. The petitions have been received by the parties, and answers to the petitions have been filed. An oral hearing is scheduled for November 2026. The Company believes that each of these patents and/or PTE registrations is valid, and the Company will vigorously defend these patents and PTE registrations.
In October 2026, the Company received notification that Sawai had filed a petition for an invalidation trial against JP Patent No. 4889219. This proceeding is still at an early stage. The Company will vigorously defend the patent in this proceeding.
In October 2025, the Company intervened in a patent infringement suit filed by Viatris Pharmaceuticals Japan G.K. (“Viatris”) against Sawai, in Osaka District Court, Civil Division, related to certain Japanese patents. Viatris has filed lawsuits against Sawai alleging that Sawai has infringed JP Patent Nos. 4889219 (“the ‘219 patent”) and 4332353 (“the ‘353 patent”). In the lawsuit, Viatris alleges that Sawai has infringed the ‘219 and ‘353 patents by filing an application for marketing approval of a generic drug of Amitiza 24 mcg capsules. Petitions for preliminary injunction have also been filed against Sawai to enjoin it from continuing to infringe the ‘219 and ‘353 patents. The Company has intervened in both lawsuits to support Viatris in its claims against Sawai and to defend the validity of the ‘219 and ‘353 patents. In February 2026, the Osaka District Court ruled on the preliminary injunction cases in favor of Sawai, finding that Sawai does not infringe the ‘219 patent or the ‘353 patent. The Osaka District Court did not rule on the validity of either the ‘219 patent or the ‘353 patent. Viatris appealed the decision, and the Company joined the appeal, but the appeal was later withdrawn. A decision in the patent infringement lawsuits was received on March 3, 2026, finding that Sawai does not infringe the ‘219 patent or the ‘353 patent. Viatris has appealed the decision, and the Company has joined the appeal. Towa also joined the appeal in support of Sawai. The appeal is at an early stage. On February 16, 2026, the Japanese regulatory authority approved both Towa’s and Sawai’s generic 24 mcg Amitiza products; however, the generic Amitiza products were not included in the National Health Insurance (“NHI”) price listing for generic drugs published in June, and so the generic Amitiza products are not available on the market. The next NHI price listing will occur in December.
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
SpinCo Liabilities
Pursuant to the terms and conditions of the separation agreement by and between the Company and Par Health, at the effective time of its separation from the Company, Par Health or one of its subsidiaries assumed certain liabilities (whether accrued, contingent or otherwise) relating to, arising out of or resulting from the generic pharmaceuticals (including active pharmaceutical ingredient and sterile injectables businesses of the Company or certain related assets, including all related pending, threatened and unasserted legal matters) (collectively, the “SpinCo Liabilities”). These SpinCo Liabilities include, among others, environmental proceedings, governmental investigations, patent proceedings, commercial disputes, and other litigation. The Company or one of its subsidiaries retained all liabilities (including whether accrued, contingent or otherwise) other than SpinCo Liabilities, including all related pending, threatened and unasserted legal matters (the “Parent Liabilities”). Par Health agreed to indemnify the Company for any liability arising out of or resulting from the SpinCo Liabilities, and the Company agreed to indemnify Par Health for any liability arising out of or resulting from the Parent Liabilities. Items described above are considered to be Parent Liabilities.
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
Generic Pharmaceutical Antitrust Multi-District Litigation. In August 2016, a multi-district litigation (“MDL”) was established in the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) relating to allegations of antitrust violations with respect to generic pharmaceutical pricing (“Generic Pricing MDL”). Plaintiffs in the Generic Pricing MDL, captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation, allege a conspiracy of price-fixing and customer allocation among generic drug manufacturers beginning in or around July 2009. The Generic Pricing MDL includes lawsuits against the Company and dozens of other pharmaceutical companies, including a complaint filed by Attorneys General for 51 States, Territories and the District of Columbia seeking monetary damages and injunctive relief (“AG Litigation”). Since its inception, the Generic Pricing MDL has expanded to encompass dozens of pharmaceutical companies and more than 200 generic pharmaceutical drugs. Although the AG Litigation had been consolidated in the EDPA in the Generic Pricing MDL, a 2022 federal legislative change exempted state antitrust enforcement actions arising under federal antitrust law from MDLs. As a result, the plaintiffs sought and won a remand to the jurisdiction in which the case was filed, the District of Connecticut. As a result of this change and resulting action, the Company filed its answer to the plaintiffs’ amended complaint in the District Court of Connecticut in September 2024. While the Company believes it is not subject to monetary damages in connection with these matters, as a result of its emergence from Chapter 11 bankruptcy proceedings and Irish examinership proceedings on June 16, 2022 and vigorously disagrees with the plaintiffs' characterization of the facts and law, the Company is not able to reasonably estimate whether any injunctive relief will be granted, and if granted, whether it will materially impact the Company's financial position, results of operations or cash flows. The joint defense group filed joint motions for summary judgment, which have been denied. A number of defendants, including the Company, have filed defendant-

specific motions for summary judgment, most of which have been resolved. In February 2026, the Company’s defendant-specific motion for summary judgment was granted as to the unavailability of monetary relief against the Company, but denied as to the Company’s motion to dismiss the Company. In March 2026, a defendant filed a writ of mandamus to the U.S. Court of Appeals for the Second Circuit challenging the summary judgment ruling allowing the plaintiffs’ overarching conspiracy theory, which was denied in May 2026. A trial has been set on the overarching conspiracy claim for February 2027. The Company cannot predict the eventual scope, duration or outcome of this matter at this time.

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
The following tables provide a summary of the significant assets and liabilities that are measured at fair value on a recurring basis at the end of each period:

		Fair Value Measurement Using Fair Value Hierarchy:
	September 30, 2026	Level 1	Level 2	Level 3
Assets:
Equity securities	$0.3	$0.3	$—	$—
	$0.3	$0.3	$—	$—
Liabilities:
Deferred compensation liabilities	$18.8	$—	$18.8	$—
Contingent consideration liabilities	25.9	—	—	25.9
	$44.7	$—	$18.8	$25.9

		Fair Value Measurement Using Fair Value Hierarchy:
	December 31, 2025	Level 1	Level 2	Level 3
Assets:
Equity securities	$10.5	$10.5	$—	$—
	$10.5	$10.5	$—	$—
Liabilities:
Deferred compensation liabilities	$21.7	$—	$21.7	$—
Contingent consideration liabilities	54.8	—	—	54.8
	$76.5	$—	$21.7	$54.8
Equity securities. Equity securities consisted primarily of shares of Silence Therapeutics plc (“Silence”), for which quoted prices were available in an active market; therefore, these investments were classified as Level 1 and were valued based on quoted market prices reported on internationally recognized securities exchanges.
During the nine months ended September 30, 2026, the Company divested all of its ownership interest in Silence for proceeds of $10.2 million, resulting in a realized gain of $0.6 million for the nine months ended September 30, 2026, included within other income (expense), net in the Unaudited Condensed Consolidated Statements of Operations.
Deferred compensation liabilities. The Company maintains a non-qualified deferred compensation plan in the U.S. (the “Supplemental Savings Plan”) for eligible employees. A recordkeeping account is maintained for each participant, inclusive of any employee deferrals and any company credits earned by the participant. The Supplemental Savings Plan is currently frozen for employee deferrals. Participants may choose from a variety of investments for the deemed investment of their accounts, which generally correspond to the funds offered in the Company’s U.S. tax-qualified defined contribution retirement plan. Recordkeeping account balances fluctuate with the investment returns on the selected investments.
Contingent consideration liability. The fair value of contingent consideration liabilities is determined using unobservable inputs; hence, these instruments represent Level 3 measurements within the above-defined fair value hierarchy. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value using a discounted cash flow model (income approach) with changes recorded in earnings. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could have resulted in significant adjustments to fair value.
The following table summarizes activity for contingent consideration:

	Terlivaz CVR (1)	Edex (2)	Total
December 31, 2025	$20.0	$34.8	$54.8
Fair value adjustment	—	(6.0)	(6.0)
Payments	(20.0)	(2.9)	(22.9)
September 30, 2026	$—	$25.9	$25.9
(1) Fair value classified within accrued and other current liabilities as of December 31, 2025. Payment made to the general unsecured claims trust during the three months ended September 30, 2026 after achievement of the cumulative net sales milestone outlined in the 2020 Plan and the 2020 Scheme of Arrangement.
(2) Includes fair values of $2.7 million and $3.0 million as of September 30, 2026 and December 31, 2025, respectively, classified within accrued and other current liabilities.
Financial Instruments Not Measured at Fair Value
The Company used the following methods and assumptions in estimating fair values for financial instruments not measured at fair value as of September 30, 2026 and December 31, 2025:
•The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the majority of other current assets and liabilities approximate fair value because of their short-term nature. The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other highly liquid investments it may hold from time to time, with an original maturity of three months or less, as cash and cash equivalents (Level 1). The fair value of restricted cash was equivalent to its carrying value of $142.3 million and $141.1 million as of September 30, 2026 and December 31, 2025 (Level 1), respectively. Restricted cash as of September 30, 2026 primarily relates to certain self-insurance related matters of $85.9 million, $22.8 million related to the Mallinckrodt Baker escrow and approximately $33.6 million related to certain bank guarantees, letters of credit, surety bonds, and other collateral arrangements.
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

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
8.50% Senior Secured Notes due April 2031	$1,051.5	$1,033.5	$1,060.0	$1,058.1

Level 2:
Term Loan due April 2031	1,475.2	1,474.6	1,487.3	1,472.0
Total Debt	$2,526.7	$2,508.1	$2,547.3	$2,530.1
Concentration of Credit and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers.
The following table shows net sales attributable to customers that accounted for 10.0% or more of the Company's total net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 26, 2025	September 30, 2026	September 26, 2025
FFF Enterprises, Inc.	41.1%	65.0%	39.7%	61.3%
Cencora, Inc.	17.6	*	18.5	*
CVS Health Corporation	12.8	*	12.8	*
* Net sales to this customer were less than 10.0% of total net sales during the respective periods presented above.

The following table presents customers whose accounts receivable balances represented 10.0% or more of the Company's gross accounts receivable as of the dates indicated:

	September 30, 2026	December 31, 2025
Cencora, Inc.	34.7%	47.5%
FFF Enterprises, Inc.	25.7	19.2
CVS Health Corporation	15.2	*
*Represents less than 10.0% of the Company’s gross accounts receivable balance as of the date presented.

15.	Segment Data
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
The CODM manages assets on a total company basis. The CODM is not regularly provided any asset information below the Consolidated Balance Sheet.
Net sales by product family were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 26, 2025	September 30, 2026	September 26, 2025
Acthar Gel	$226.5	$181.4	$600.7	$471.9
XIAFLEX (1)	163.7	90.1	447.9	90.1
INOmax	57.1	58.9	174.8	183.3
Other Products (1)	83.2	79.0	277.1	135.3
License Revenue (1)	19.0	6.7	34.5	7.0
Net sales	$549.5	$416.1	$1,535.0	$887.6
(1)Represents or contains products acquired in the Business Combination. The Company's operating results for the three and nine months ended September 26, 2025 include the consolidated and segment results attributable to the acquired business for the two-month period subsequent to the acquisition date.

16.	Share-based Compensation
During the nine months ended September 30, 2026, the Company granted 0.7 million time-based restricted share-units (“RSUs”) with an aggregate grant-date fair value of $58.1 million. RSUs granted to executive officers vest in equal installments on each of the first three anniversaries of the grant date, while RSUs granted to directors vest either (i) on the first anniversary of the grant date or (ii) on the earlier of the first anniversary of the grant date and the next annual meeting of shareholders. The Company also granted 0.3 million performance-based restricted-share units (“PSUs”), with an aggregate grant-date fair value of $21.3 million, which cliff vest after three years upon achievement of specified financial performance criteria, and 1.0 million PSUs with an aggregate grant-date fair value of $85.1 million, which vest solely upon the occurrence of a qualifying event.
With respect to the PSUs that vest solely upon the occurrence of event criteria, no stock‑based compensation expense was recognized during the three and nine months ended September 30, 2026, because the occurrence of a qualifying event was not considered probable as of September 30, 2026.

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
The number of operating days in the quarterly periods in fiscal year 2026 is different as compared to the 52-53 week quarterly periods in fiscal year 2025, which has an impact on our comparative presentation of period over period information. The three months ended September 26, 2025, refers to the thirteen-week period ended September 26, 2025, and includes one fewer operating day when compared to the three months ended September 30, 2026. The nine months ended September 26, 2025, refers to the thirty-nine-week period ended September 26, 2025, and includes the same number of operating days as the nine months ended September 30, 2026.
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
On July 31, 2025, we completed our business combination with Endo, Inc. (which has since been converted to Endo LP, “Endo”) (“Business Combination”). Accordingly, our operating results following the Business Combination may not be comparable to our operating results prior to the Business Combination. Further, following the separation of our Generics and Sterile Injectables businesses into an independent, private company named Par Health, Inc. (“Par Health”) (“Separation”) on November 10, 2025, our financial statements and accompanying notes have been recast to reflect Par Health’s assets, liabilities, results of operations and cash flows as discontinued operations for all periods presented prior to the separation date. Refer to Note 3. Business Combination and Note 4. Divestitures of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for further information on the Business Combination and the Separation, respectively.
For further information on our business and products, refer to Item 1. Business included within the 2025 Form 10-K.
Recent Significant Events
Sale of Percocet and Endocet Businesses
On June 13, 2026, we entered into a purchase agreement with Par Health, pursuant to which we agreed to sell our Percocet and Endocet businesses (the “Disposal Group”) to Par Health. Consideration for the transaction consisted of an initial upfront purchase price of $25.0 million, subject to customary adjustments for cash, debt and working capital, and quarterly cash earn-out payments based on the gross profit of the Disposal Group over a period of five years following the closing of the transaction. All closing conditions, including the termination of the waiting period under the Hart-Scott-Rodino Act, were satisfied and the transaction closed on July 31, 2026. Following the completion of related transition services, we will no longer market, manufacture or distribute opioid products.
The assets and liabilities of the Disposal Group were classified as held for sale on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026. As a result, during the three months ended June 30, 2026, we recognized a non-cash impairment charge of $181.9 million, net of tax, reflecting the difference between the carrying value and the estimated fair value less costs to sell the Disposal Group.
Upon the closing of the transaction, the Company received cash consideration, net of preliminary purchase price adjustments, of $20.4 million. During the three months ended September 30, 2026, a pre-tax loss of $150.7 million was recorded within Loss on divestiture in the Unaudited Condensed Consolidated Statements of Operations, reflecting the difference between the carrying value of the net assets disposed and the cash consideration received at closing. We elected to apply a gain contingency model to the potential earn-out consideration and will recognize gains in the future when such amounts are realized or realizable.

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
Financial Highlights
The sections that follow summarize the results of our operations for the periods presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). We operate our business in one operating and reportable segment. Accordingly, the discussion that follows focuses on our results of operations, our liquidity, and our cash flows on a consolidated basis, with appropriate disaggregation where necessary to provide better insight into our operating performance, such as net sales.
As noted above, our operating results following the Business Combination may not be comparable to those prior to the Business Combination. The three- and nine-months ended September 30, 2026, reflect, in part, three and nine months of operations of the combined company operations, respectively, compared with two months of operations of the combined company in each of the corresponding prior-year periods. The three- and nine-months ended September 26, 2025 also include one month and seven months of operations of the Mallinckrodt’s branded therapeutics business prior to the Business Combination.
Net sales and loss from continuing operations are as follows:

	Three Months Ended		Nine Months Ended		Percentage Change
	September 30, 2026	September 26, 2025	September 30, 2026	September 26, 2025	Three Months Ended September 30, 2026 vs Three Months Ended September 26, 2025	Nine Months Ended September 30, 2026 vs Nine Months Ended September 26, 2025
Net sales	$549.5	$416.1	$1,535.0	$887.6	32.1%	72.9%
Loss from continuing operations	$(96.1)	$(242.0)	$(430.1)	$(347.7)	(60.3)%	23.7%
__________
Net sales from continuing operations of $549.5 million and $1,535.0 million for the three and nine months ended September 30, 2026 increased by $133.4 million and $647.4 million, respectively, compared to net sales in the prior periods. The increases are driven primarily by the comparable prior periods including only two months of Endo results as compared to three and nine months, respectively, in the current year, coupled with growth in Acthar Gel net sales of $45.1 million and $128.8 million, respectively, driven primarily by higher patient demand and payer mix.
Loss from continuing operations of $96.1 million for the three months ended September 30, 2026 decreased by $145.9 million when compared to loss from continuing operations of $242.0 million for the three months ended September 26, 2025. This change is driven primarily by higher gross profit of $162.7 million coupled with lower combination and integration costs of $76.2 million and selling, general and administrative (“SG&A”) expense of $86.1 million, partially offset by a loss of $150.7 million related to the Percocet and Endocet divestiture, a change in income tax benefit of $4.4 million, a non-recurring gain on debt extinguishment of $15.9 million in the prior period and higher research and development expense of $8.3 million.
Loss from continuing operations of $430.1 million for the nine months ended September 30, 2026, increased by $82.4 million when compared to loss from continuing operations of $347.7 million for the nine months ended September 26, 2025. This change is driven primarily by a pre-tax, non-cash impairment charge of $207.7 million and a loss of $150.7 million related to the Percocet and Endocet divestiture, higher SG&A expense of $137.0 million, interest expense of $37.7 million and research and development expense of $23.2 million partially offset by higher gross profit of $368.5 million and lower combination and integration costs of $90.9 million and a change in income tax benefit of $14.0 million.

See Results of Operations below for further details.
Results of Operations
Net Sales
The table below sets forth a disaggregation of our net sales. A majority of our net sales were generated in the U.S. Refer to Note 15. Segment Data of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional details.
Net sales of key products are as follows:

	Three Months Ended		Nine Months Ended		Percentage Change
	September 30, 2026	September 26, 2025	September 30, 2026	September 26, 2025	Three Months Ended September 30, 2026 vs Three Months Ended September 26, 2025	Nine Months Ended September 30, 2026 vs Nine Months Ended September 26, 2025
Acthar Gel	$226.5	$181.4	$600.7	$471.9	24.9%	27.3%
XIAFLEX(1)	163.7	90.1	447.9	90.1	81.7%	NM
INOmax	57.1	58.9	174.8	183.3	(3.1)%	(4.6)%
Other Products(1)	83.2	79.0	277.1	135.3	5.3%	NM
License Revenue	19.0	6.7	34.5	7.0	NM	NM
Net Sales	$549.5	$416.1	$1,535.0	$887.6	32.1%	72.9%
________
NM indicates that the percentage change is not meaningful or is greater than 100%.
(1)Represents or contains products acquired in the Business Combination. The Company's operating results for the three and nine months ended September 26, 2025 include the consolidated and segment results attributable to the acquired business for the two-month period subsequent to the acquisition date.
Acthar Gel net sales increased by $45.1 million, or 24.9%, and $128.8 million, or 27.3%, for the three and nine months ended September 30, 2026, respectively, compared to net sales in the prior periods. These increases were driven primarily by higher patient demand and commercial investments.
XIAFLEX net sales increased by $73.6 million or 81.7% and $357.8 million for the three and nine months ended September 30, 2026, respectively, compared to net sales in the prior periods. These increases primarily reflect the inclusion of three and nine months of XIAFLEX net sales in 2026, compared to two months in each of the corresponding prior-year periods, as well as increased demand in Peyronie’s disease and net price.

INOmax net sales decreased by $1.8 million, or 3.1%, and $8.5 million, or 4.6%, for the three and nine months ended September 30, 2026, respectively, compared to net sales in the prior periods. These decreases were driven primarily by unfavorable foreign exchange impacts on Japan sales and continued competition in the U.S. from alternative nitric oxide products, which could continue to adversely affect our ability to successfully maximize the value of INOmax and have an adverse effect on our financial condition, results of operations, and cash flows. We remain focused on expanding the multi-year rollout of EVOLVE to U.S. hospitals nationwide in order to help meet the needs of neonatal intensive care patients and healthcare professionals by offering improved automation, which enhances safety features, and a streamlined design that elevates the user experience.
Other Products net sales increased by $4.2 million for the three months ended September 30, 2026, compared to the three months ended September 26, 2025. The increase was primarily driven by increases in Aveed, Edex, and Testopel net sales of $6.7 million, $2.5 million, and $3.5 million, respectively, primarily reflecting three months of sales in the current-year period compared to two months in the prior-year period following the Business Combination. These increases were partially offset by declines in Percocet and Supprelin net sales of $5.4 million and $4.3 million, respectively. The decline in Percocet net sales primarily reflects one fewer month of sales in the current-year period following the sale of the Percocet and Endocet businesses to Par Health. Although Supprelin benefited from an additional month of sales in the current-year period following the Business Combination, this benefit was more than offset by unfavorable gross-to-net adjustments.
Other Products net sales increased by $141.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 26, 2025. The increase was primarily driven by higher net sales of products acquired in the Business Combination, including Aveed, Supprelin, Percocet, Edex, and Testopel of $32.0 million, $30.3 million, $27.4 million, $22.3 million, and $20.4 million, as well as a $7.1 million increase in Terlivaz. The increases for acquired products primarily reflect nine months of sales in the current-year period, compared to two months of sales in the prior-year period following the Business Combination, except for Percocet, which contributed seven months of sales in the current-year period.

Other Products net sales will no longer include Percocet net sales in future periods following the closing of the sale of the Disposal Group on July 31, 2026. Further, net sales from certain of our Other Products have been and will continue to be negatively impacted by competitive pressures and other factors, which could unfavorably impact future net sales of these products.
License revenue for the three and nine months ended September 30, 2026 primarily represents royalties on net sales under certain license arrangements acquired in the Business Combination. The increases in license revenue primarily reflect the inclusion of three and nine months of royalty income in the current-year periods, respectively, compared to two months in the corresponding prior-year periods following the Business Combination, as well as higher Nubeqa royalties resulting from increased underlying net sales by the Company’s licensing partner.
Cost of Sales and Operating Expenses
The table below sets forth a comparison of cost of sales and operating expenses for the relevant periods presented.

	Three Months Ended		Nine Months Ended		Percentage Change
	September 30, 2026	September 26, 2025	September 30, 2026	September 26, 2025	Three Months Ended September 30, 2026 vs Three Months Ended September 26, 2025	Nine Months Ended September 30, 2026 vs Nine Months Ended September 26, 2025
Cost of sales	$214.4	$243.7	$731.3	$452.4	(12.0)%	61.6%
Selling, general and administrative expenses	$212.2	$298.3	$666.6	$529.6	(28.9)%	25.9%
Combination, integration, and other related expenses	$10.1	$86.3	$38.5	$129.4	(88.3)%	(70.2)%
Research and development expenses	$37.4	$29.1	$85.6	$62.4	28.5%	37.2%
Restructuring credits, net	$—	$—	$—	$(2.2)	NM	(100.0)%
Non-restructuring impairment charges	$—	$—	$207.7	$—	NM	NM
________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Cost of sales.
Cost of sales for the three months ended September 30, 2026 decreased by $29.3 million compared to the three months ended September 26, 2025, primarily due to $51.6 million of lower inventory fair value step-up amortization associated with fresh-start accounting and the Business Combination resulting from the continued run-off of the related inventory fair-value step up amortization as acquired inventory was sold, partially offset by $6.5 million of higher intangible asset amortization and $15.6 million of higher costs associated with products acquired in the Business Combination. The increases in intangible asset amortization and other costs associated with acquired products primarily reflect three months of costs in the current-year period compared to two months in the prior-year period following the Business Combination.
Cost of sales for the nine months ended September 30, 2026 increased by $278.9 million compared to the nine months ended September 26, 2025, primarily due to higher inventory fair value step up amortization of $112.4 million, intangible asset amortization of $96.3 million and other costs associated with products acquired in the Business Combination of $63.7 million. The increase in inventory fair value step-up amortization primarily reflects higher amortization associated with the Business Combination due to the inclusion of nine months of activity in the current-year period compared to two months in the prior-year period, partially offset by lower amortization associated with fresh-start accounting as the related inventory fair value step-up amortization continued to be amortized. The increases in intangible asset amortization and other costs associated with acquired products similarly reflect nine months of costs in the current-year period compared to two months in the prior-year period following the Business Combination. To a lesser extent, cost of sales increased due to higher costs associated with Acthar Gel, driven primarily by increased patient demand and payer mix.
Selling, general and administrative expenses.
SG&A expenses for the three months ended September 30, 2026, decreased by $86.1 million compared to the three months ended September 26, 2025. The decrease was primarily due to lower compensation costs of $94.8 million, reflecting the absence of $100.8 million of transaction-related compensation expenses incurred in connection with the Business Combination in the prior-year period, partially offset by higher employee compensation costs associated with the combined company, and decreases in the estimated fair value of contingent consideration of $9.4 million. These decreases were partially offset by higher advertising costs of $11.5 million, higher professional services fees of $4.6 million, including costs associated with the evaluation of certain strategic initiatives, and higher other operating costs of approximately $4.5 million, including information technology, utilities, insurance, payroll and other non-income taxes, and employee benefits. These increases reflect, in part, three months of costs of the combined company in the current-year period compared with one month of the Mallinckrodt’s branded therapeutics business and two months of the combined business in the prior-year period.
SG&A expenses for the nine months ended September 30, 2026, increased by $137.0 million compared to the nine months ended September 26, 2025. The year-over-year increase reflects, in part, nine months of costs of the combined company in the current-year period compared with seven months of the Mallinckrodt’s branded therapeutics business and two months of the combined business in the prior-year period. The increase was primarily driven by higher advertising costs of $76.2 million, higher third-party professional services of $50.0 million, including costs associated with the evaluation of certain strategic initiatives, and higher other operating costs of approximately $35.6 million, including information technology, utilities, insurance, payroll and other non-income taxes, and employee benefits. These increases were partially offset by a decrease in compensation costs of $16.9 million and an $8.9 million decrease in the estimated fair value of contingent consideration. The decrease in compensation costs reflects the absence of $103.9 million of transaction-related compensation expense incurred in the prior-year period, partially offset by higher employee compensation costs associated with the combined company.
SG&A expense may increase in future periods as a result of changes in the probability assessment or satisfaction of vesting conditions associated with certain equity awards. For example, during the nine months ended September 30, 2026, we granted performance‑based equity awards that vest solely upon the occurrence of certain event criteria. While no share‑based compensation expense has been recognized for these awards to date because a qualifying event is not considered probable at this time, the occurrence of such an event or a determination that the event becomes probable could result in the recognition of material incremental compensation expense in a future period. The timing and amount of any such expense would depend on the facts and circumstances existing at that time.
Combination, integration, and other related expenses.
Combination, integration, and other related expenses for the three and nine months ended September 30, 2026, decreased by $76.2 million, or 88.3%, and $90.9 million, or 70.2%, respectively, compared to expenses in the prior periods. The expenses include legal, financial, other advisory and consulting costs, which primarily relate to shareholder matters, integration planning and execution, and regulatory matters associated with the Business Combination.
Research and development expenses.
Research and development (“R&D”) expenses for the three and nine months ended September 30, 2026, increased by $8.3 million, or 28.5%, and $23.2 million, or 37.2%, respectively, compared to the corresponding prior-year periods. The increases were primarily driven by continued investment in support of Keenova's core products, Acthar Gel and XIAFLEX, as well as the inclusion of three and nine months of expenses from the combined business in the current-year periods, respectively, compared to two months in the corresponding prior-year periods following the Business Combination.
Restructuring credits, net.
During the nine months ended September 26, 2025, we recognized $2.2 million in benefits, primarily related to a vendor refund associated with the wind-down of production of StrataGraft.
Non-restructuring impairment charges.
On June 13, 2026, we entered into a purchase agreement with Par Health pursuant to which we agreed to sell the Disposal Group to Par Health. Consideration for the transaction consisted of an initial upfront purchase price of $25.0 million, subject to customary adjustments for cash, debt, and working capital, and quarterly cash earn-out payments based on the gross profit of the Disposal Group over a period of five years following the closing of the transaction.
We compared the carrying amount of the Disposal Group against the estimated fair value less costs to sell in order to determine if an impairment existed. We utilized an income approach based on a discounted cash flow (“DCF”) analysis to determine the estimated fair value of consideration to be received in exchange for the Disposal Group. Based on the DCF analysis, the estimated fair value of the Disposal Group was below its carrying amount, and, as a result, during the second quarter of fiscal 2026, we recorded a pre-tax non-cash impairment charge of approximately $207.7 million to reduce the carrying amount of the Disposal Group to its estimated fair value.

Non-Operating Items

	Three Months Ended		Nine Months Ended		Percentage Change
	September 30, 2026	September 26, 2025	September 30, 2026	September 26, 2025	Three Months Ended September 30, 2026 vs Three Months Ended September 26, 2025	Nine Months Ended September 30, 2026 vs Nine Months Ended September 26, 2025
Interest expense	$(50.5)	$(49.9)	$(152.7)	$(115.0)	1.2%	32.8%
Interest income	$8.0	$7.1	$20.1	$14.8	12.7%	35.8%
(Loss) gain on divestiture	$(150.6)	$0.7	$(150.3)	$(5.9)	NM	NM
(Loss) gain on debt extinguishment, net	$—	$15.9	$—	$15.9	(100.0)%	(100.0)%
Other income, net	$1.6	$1.2	$9.3	$3.4	33.3%	NM
Income tax (expense) benefit	$20.0	$24.4	$38.2	$24.2	(18.0)%	57.9%
________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Interest expense.
Interest expense during the three and nine months ended September 30, 2026, increased by $0.6 million, or 1.2%, and $37.7 million, or 32.8%, respectively, compared to the corresponding prior-year periods. The increases were driven by higher average outstanding debt balances reflecting the assumption of Endo’s outstanding debt obligations in connection with the Business Combination, partially offset by lower coupon interest rates on the assumed debt compared to the “second-out” senior secured takeback term loans and “second-out” 14.75% senior secured first lien notes outstanding in the prior-year periods.
Interest income.
Interest income during the three and nine months ended September 30, 2026, increased by $0.9 million, or 12.7% and $5.3 million, or 35.8%, respectively, compared to interest income in the prior periods, primarily related to interest received on money market accounts.
(Loss) gain on divestiture.
During the three months ended September 30, 2026, we recorded a loss on divestiture of $150.6 million, primarily due to the divestiture of the Disposal Group, reflecting the difference between the net assets disposed, including relevant tax liabilities, and the cash consideration received at closing, including an estimate of the final working capital adjustment. The purchase price remains subject to customary post-closing adjustments and, accordingly, the loss recognized during the three and nine months ended September 30, 2026 is preliminary and may change upon final settlement of these adjustments, which is expected during the fourth quarter of fiscal 2026.
During the nine months ended September 26, 2025, the Company paid $6.2 million for the final working capital settlement of the Therakos Divestiture.
Other income, net.
During the three months ended September 30, 2026, and September 26, 2025, we recorded other income of $1.6 million and $1.2 million, respectively. Other income for the three months ended September 30, 2026 primarily included $1.9 million of income under transition services agreements related to the Separation, the sale of the Disposal Group and the sale of the Therakos business (“Therakos Divestiture”). Other income for the three months ended September 26, 2025 included $1.6 million of income under the transition services agreement related to the Therakos Divestiture and $0.4 million of unrealized gains on equity securities related to our investments in Silence Therapeutics plc and Panbela Therapeutics, Inc.
During the nine months ended September 30, 2026, and September 26, 2025, we recorded other income of $9.3 million and $3.4 million, respectively. Other income during the nine months ended September 30, 2026 primarily included $7.7 million of income under transition services agreements related to the Separation, the sale of the Disposal Group and the Therakos Divestiture, as well as $0.6 million of realized gains on the sale of our investment in Silence Therapeutics plc. Other income for the nine months ended September 26, 2025 primarily included $6.8 million of income under the transition services agreement related to the Therakos Divestiture, partially offset by $2.6 million of unrealized losses on equity securities related to our investments in Silence Therapeutics plc and Panbela Therapeutics, Inc.

Income tax benefit
We recognized income tax benefits of $20.0 million and $38.2 million on losses from continuing operations before income taxes of $116.1 million and $468.3 million for the three and nine months ended September 30, 2026, respectively. This resulted in an effective tax rate of 17.2% and 8.2%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5%, predominantly due to return-to-provision adjustments and non-deductible expenses, including interest, compensation, and costs associated with the Business Combination, integration, and other related expenses.
We recognized income tax benefits of $24.4 million and $24.2 million on losses from continuing operations before income taxes of $266.4 million and $371.9 million for the three and nine months ended September 26, 2025, respectively. This resulted in an effective tax rate of 9.2% and 6.5%, respectively. The effective tax rate differs from the Irish statutory tax rate of 12.5%, predominantly due to statutory rate differences across the jurisdictions in which we operate, net of valuation allowances, applied to pretax earnings which includes the impacts of inventory fair value step-up amortization and intangible amortization expense. The effective tax rate is also affected by non-deductible expenses, including interest, compensation, and costs associated with the Business Combination, integration, and other related activity.
See Note 6. Income Taxes of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for further details.
Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operations and access to our $400 million revolving credit facility, net of $4.2 million of outstanding standby letters of credit, which remains undrawn at September 30, 2026. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $1,085.6 million as of September 30, 2026, compared to $812.8 million at December 31, 2025. Our principal liquidity requirements include working capital, capital expenditures, principal, and interest payments associated with our indebtedness, lease obligations and purchase obligations, and our obligation related to the Acthar Gel-related litigation settlement (the “Acthar Gel-related Settlement”).
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
A summary of our cash flows from continuing operations is provided in the following table and described in further detail below:

	Nine Months Ended
	September 30, 2026	September 26, 2025
Net cash from:
Operating activities - continuing operations	$290.0	$(41.1)
Investing activities - continuing operations	$9.8	$400.7
Financing activities - continuing operations	$(24.4)	$(898.0)
Operating Activities
Net cash provided by operating activities was $290.0 million for the nine months ended September 30, 2026, consisting of loss from continuing operations of $430.1 million adjusted for non-cash charges of $782.0 million and changes in working capital that used $61.9 million. Non-cash adjustments primarily included inventory fair value step-up amortization from acquisitions of $271.7 million, the non-restructuring impairment charge of $207.7 million, depreciation and amortization of $172.7 million, loss on divestiture of $150.3 million, and share-based compensation expense of $45.3 million, partially offset by changes in deferred income tax of $76.4 million. The change in working capital was primarily driven by net cash outflows of $95.1 million relating to increased accounts receivable, net, $33.7 million for the Acthar Gel-Related Settlement and $13.2 million for contingent consideration partially offset by a $75.3 million net cash provided by changes to other assets and liabilities.
Net cash used in operating activities was $41.1 million for the nine months ended September 26, 2025, consisting of loss from continuing operations of $347.7 million adjusted for non-cash charges of $177.6 million and changes in working capital that provided $129.0 million. Non-cash adjustments primarily included inventory fair value step-up amortization from acquisitions of $83.7 million, depreciation and amortization of $68.6 million, share-based compensation of $33.3 million, inventory provisions of $22.2 million, and other non-cash items of $19.5 million, partially offset by changes in deferred income taxes of $47.2 million. The changes in working capital were primarily driven by a $143.3 million decrease in inventory, primarily related to fair-value step up amortization arising from fresh-start accounting, and a $15.9 million net cash inflow from income taxes, partially offset by net cash outflows related to the Acthar Gel-Related Settlement liability of $21.3 million, increased accounts receivable, net of $9.1 million and decreased accounts payable of $6.6 million, along with a $6.8 million net cash used in changes to other assets and liabilities.

Investing Activities
Net cash provided by investing activities of $9.8 million for the nine months ended September 30, 2026 was primarily driven by $20.4 million proceeds from the divestiture of the Disposal Group and $10.2 million proceeds from the sale of shares of Silence Therapeutics, partially offset by capital expenditures of $21.4 million.
Net cash provided by investing activities of $400.7 million for the nine months ended September 26, 2025 was primarily driven by $333.4 million of receipts of unrestricted cash, net of payments related to the Business Combination and $93.4 million of receipts of restricted cash related to the Business Combination, partially offset by $23.7 million of capital expenditures.
Financing Activities
Net cash used in financing activities of $24.4 million for the nine months ended September 30, 2026 was primarily attributable to $11.3 million of debt repayments, $9.7 million of contingent consideration payments and $3.4 million of deemed share repurchases in connection with the vesting of restricted share units to satisfy minimum statutory tax withholding obligations.
Net cash used in financing activities of $898.0 million for the nine months ended September 26, 2025 was primarily attributable to $869.4 million of debt repayments and a $24.3 million makewhole premium payment.
Cash Requirements and Sources from Existing Contractual Arrangements
As of September 30, 2026, our material cash requirements from known contractual obligations included debt obligations, legal settlements, lease obligations, purchase obligations, and other liabilities reflected on our Unaudited Condensed Consolidated Balance Sheet. See “Cash Requirements and Sources from Existing Contractual Arrangements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K for additional information; see also the discussion under “Indebtedness” below for additional information on our long-term debt obligations.
Indebtedness
As of September 30, 2026, total drawn debt principal was $2,470.0 million compared to $2,481.3 million as of December 31, 2025. As of September 30, 2026, the total drawn and undrawn debt principal of existing facilities consists of: (i) an undrawn (net of $4.2 million of outstanding standby letters of credit) revolving credit facility with a maturity date of April 23, 2029 and commitments equal to $400.0 million, (ii) a term facility with a maturity date of April 23, 2031, with an outstanding principal balance of $1,470.0 million, and (iii) senior secured notes due April 2031 with an outstanding principal balance of $1,000.0 million.
Acthar Gel-Related Settlement
As of September 30, 2026, we have accrued $125.6 million related to the Acthar Gel settlement obligation and are required to make a $30.5 million payment, inclusive of interest, upon the five-year anniversary of the Acthar Gel-related Settlement in June 2027.
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
Refer to Note 13. Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of the litigation, legal and administrative proceedings and claims as of September 30, 2026.
Guarantees
In disposing of assets or businesses, we have from time to time provided representations, warranties and indemnities to cover various risks and liabilities, including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities related to periods prior to disposition. We assess the probability of potential liabilities related to such representations, warranties and indemnities and adjust potential liabilities as a result of changes in facts and circumstances. We believe, given the information currently available, that the ultimate resolutions will not have a material adverse effect on our financial condition, results of operations or cash flows. See Note 12. Guarantees of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of guarantees as of September 30, 2026. During the three months ended September 30, 2026, we were released from $26.8 million of guarantees relating to Par Health arising from the Separation. There were no other material changes in our guarantees or non-indebtedness obligations from those disclosed in the 2025 Form 10-K. Refer to

Note 19. Guarantees of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of the 2025 Form 10-K for additional information.
Off-Balance Sheet Arrangements
As of September 30, 2026, we had various letters of credit, guarantees, and surety bonds with aggregate maximum potential exposure of $175.3 million, including approximately $10.4 million related to Par Health. No liabilities have been recognized on our Unaudited Condensed Consolidated Balance Sheet in respect of these arrangements. In connection with the Separation, we and Par Health entered into agreements pursuant to which each party is required to use commercially reasonable efforts to cause the removal of the other party and its respective subsidiaries as guarantor of, or obligor for, certain indebtedness and other obligations following the Separation. To the extent we cannot be released from any such guarantee or obligation, Par Health is required to indemnify us for any losses, costs, or exposure arising from such guarantee. Certain of these guarantees require that we maintain cash collateral, which is classified as restricted cash and is included in Prepaid expenses and other current assets and Other assets on our Unaudited Condensed Consolidated Balance Sheet. Other than the arrangements described above, we did not have any off-balance sheet arrangements that were material or reasonably likely to become material to our financial condition or results of operations as of September 30, 2026.
Critical Accounting Estimates
The preparation of our Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.
Our critical accounting estimates are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three and nine months ended September 30, 2026, there were no significant changes to the policies or in the underlying accounting assumptions and estimates used in the critical accounting policies disclosed in our 2025 Form 10-K.
As previously disclosed, as part of our strategic planning process, we periodically evaluate alternatives to enhance shareholder value, including the potential sale of certain assets or businesses. On June 13, 2026, we reached an agreement which resulted in the classification of the assets and liabilities of the Disposal Group as held for sale. We compared the carrying amount of the Disposal Group against the estimated fair value less costs to sell in order to determine if an impairment existed. We utilized an income approach based on a DCF analysis to determine the estimated fair value of consideration to be received in exchange for the Disposal Group. The fair value measurement of the Disposal Group was determined on a nonrecurring basis and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The DCF analysis incorporated assumptions that market participants would use in estimating fair value, including projected future cash flows and a discount rate of 16%.
Based on the DCF analysis, the estimated fair value of the Disposal Group was determined to be $177.1 million, below its carrying amount of $359.0 million. As a result, during the second quarter of fiscal 2026, we recorded a non-cash impairment charge, net of tax, of approximately $181.9 million to reduce the carrying amount of the Disposal Group to its estimated fair value.
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
•the expected growth opportunities, profit improvements, cost savings, and other benefits as a result of the Separation of Par Health may not be fully realized in a timely manner, or at all;

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
•scrutiny from governments, legislative bodies and enforcement agencies related to sales, marketing, and pricing practices;
•pricing pressure on certain of our products due to legal changes or changes in insurers’ or other payers’ reimbursement practices resulting from recent increased public scrutiny of healthcare and pharmaceutical costs;
•the reimbursement practices of governmental health administration authorities, private health coverage insurers, and other third-party payers;
•complex reporting and payment obligations under the Medicare and Medicaid rebate programs and other governmental purchasing and rebate programs;
•cost containment efforts of customers, purchasing groups, third-party payers, and governmental organizations;
•changes in or failure to comply with relevant laws and regulations;
•any undesirable side effects caused by our approved and investigational products, which could limit their commercial profile or result in other negative consequences;
•the ability of us and our partners to successfully develop, commercialize or launch new products or expand commercial opportunities of existing products, including Acthar Gel (repository corticotropin injection) SelfJect, XIAFLEX, and the INOmax Evolve DS delivery system;
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
•restrictions contained in the agreements governing our indebtedness and settlement obligation on our operations, future financings, and use of proceeds;
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on Secured Overnight Financing Rate plus margin. As of September 30, 2026, our outstanding variable rate debt included $1,470.0 million on our term loan facilities. At September 30, 2026, a hypothetical one percent increase in the applicable interest rates, in excess of applicable minimum floors, would increase annualized interest expense by approximately $14.8 million. The impact of an increase in interest rates on our variable-rate debt would be partially offset by an increase in interest income on our USD denominated interest-bearing cash and short-term investments.
The remaining outstanding debt as of September 30, 2026 is fixed-rate debt. Changes in market interest rates affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.
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
Our Unaudited Condensed Consolidated Statements of Operations are exposed to currency risk from intercompany financing arrangements, which primarily consist of intercompany debt and intercompany cash pooling, where the denominated currency of the transaction differs from the functional currency of one or more of our subsidiaries. The aggregate potential unfavorable impact from a hypothetical 10.0% adverse change in foreign exchange rates was $3.7 million as of September 30, 2026, with all other variables held constant. This hypothetical loss does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that we have historically utilized to mitigate our exposure to movements in foreign exchange rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 13. Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of the litigation, legal, and administrative proceedings and claims as of September 30, 2026, which are incorporated herein by reference.

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
Date: November 10, 2026